Form 10-Q
period 2004-06-30
GRAMERCY CAPITAL CORP
filed 2004-09-10
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to             .

Commission File No.  333-114673

GRAMERCY CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	06-1722127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, New York  10170

(Address of principal executive offices - zip code)

(212) 297-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 13,310,000 at September 9, 2004.

GRAMERCY CAPITAL CORP.

PART I.                 FINANCIAL INFORMATION

ITEM 1.                  Financial Statements

Gramercy Capital Corp.

Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2004	April 12, 2004
	(Unaudited)	(Note 3)
Assets:
Cash and cash equivalents	$200,000	$200,000
Total assets	$200,000	$200,000

Liabilities and Stockholders’ Equity:
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized, no shares issued or outstanding
Common stock, par value $0.001, 100,000,000 shares authorized, 500,000 shares issued and outstanding at June 30 and April 12, 2004, respectively	$500	$500
Additional paid in capital	199,500	199,500
Total liabilities and stockholders’ equity	$200,000	$200,000

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Balance Sheets

(Unaudited)

June 30, 2004

1.             Organization

Gramercy Capital Corp., or Gramercy, was organized in Maryland on April 1, 2004.  Under the Articles of Incorporation, Gramercy is authorized to issue up to 100,000,000 shares of common stock and 25,000,000 shares of preferred stock.  Gramercy has had no operations since its formation.

2.             Formation of Gramercy/Initial Public Offering

In connection with the completion of our initial public offering on August 2, 2004, Gramercy contributed the proceeds of the offering in exchange for units of limited partnership interest in GKK Capital LP, a Delaware limited partnership (the “Operating Partnership”).  Gramercy, as the sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, will have no authority to transact business for, or participate in the management activities of, the Operating Partnership.  Accordingly, Gramercy will account for the Operating Partnership using the consolidation method.

Cash contributed to the Operating Partnership by Gramercy will be used primarily to acquire real estate loans and securities.  Gramercy will be subject to the risks involved with commercial real estate finance.  These include, among others, the risks normally associated with changes in the general economic climate, creditworthiness of borrowers, competition for borrowers, changes in tax laws, interest rate levels, and the availability of financing.  Gramercy intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code commencing with its taxable year ending December 31, 2004.  In order to maintain its tax status as a REIT, Gramercy plans to distribute at least 90% of its taxable income.

The sole stockholder of Gramercy is SLG Founders LLC, or Founders, which is principally owned by SL Green Operating Partnership, L.P. SL Green Operating Partnership, L.P., is a majority owned subsidiary of SL Green Realty Corp., which is the beneficial owner of our Manager, GKK Manager LLC.  The Founder’s initial capital contribution to Gramercy was $200,000.

3.             Basis of Quarterly Presentation

The accompanying unaudited balance sheet has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Gramercy did not incur any operating costs or close on any investments between April 12, 2004 and June 30, 2004.  As a result, no statement of operations or statement of cash flows has been presented for that period.

The balance sheet at April 12, 2004 has been derived from the audited financial statement at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

4.             Significant Accounting Policies

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with Gramercy’s stock offerings are reflected as a reduction of additional paid-in-capital.

Organization Costs

Costs incurred to organize Gramercy will be expensed as incurred.

5.             Operating Partnership Agreement

After the closing of the initial public offering, Gramercy owns all of the Class A limited partner interests in the Operating Partnership.  The Class B limited partner interests will be owned 70% by SL Green Operating Partnership, L.P. and 30% by GKK Manager LLC (the “Manager”).

6.             Management Agreement and Related Party Transactions

In connection with Gramercy’s initial public offering, Gramercy entered into a management agreement with GKK Manager LLC, which provides for an initial term through December 2007 with automatic one-year extension options and subject to certain termination rights.  Gramercy will pay the Manager an annual management fee equal to 1.75% of its gross stockholders equity (as defined).

The Manager and SL Green Operating Partnership L.P., will hold Class B limited partner interests for a nominal percentage of the Operating Partnership.  To provide an incentive for the Manager to enhance the value of the common stock, the Manager and SL Green Operating Partnership, L.P. will be entitled to an incentive return payable through the Class B limited partner interests equal to 25% of the amount by which funds from operations (as defined in the agreement) plus certain accounting gains exceed the product of the weighted average Stockholders Equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  SL Green Operating Partnership L.P. and the Manager will own 70 units and 30 units of the Class B limited partner interests, respectively.  The incentive return payable on the Class B limited partner interests will be treated as an expense to Gramercy as earned, and will be recorded when the payment of such amounts become probable and reasonably estimable in accordance with the partnership agreement.

Gramercy will be obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between the Manager and SL Green Operating Partnership L.P.  The asset servicing agreement will provide for an annual fee of 0.15% of the book value of Gramercy’s investments, excluding certain defined investments.  The outsourcing agreement will provide a fee of $1.25 million per year, increasing 3% annually over the prior year.

Upon successful completion of its planned initial public offering, Gramercy will be obligated to reimburse approximately $1.8 million to SL Green Operating Partnership L.P. for costs incurred in connection with the formation, organization and initial public offering of Gramercy and $800,000 to reimburse consulting fees paid by SL Green to Messrs. Hall and Foley.

7.             Subsequent Events

On July 27, 2004, Gramercy was declared effective by the Securities and Exchange Commission and completed its initial public offering. Gramercy sold 12,500,000 shares of common stock and raised net proceeds of approximately $177.7 million.

During August, 2004, Gramercy originated investments totaling  $124.8 million. The investments include subordinate participation interests in first mortgage loans secured by office properties in multiple geographic markets.  The investments have initial maturities of 3 years.   The weighted average spread over LIBOR for these investments is 7.27%.

On August 31, 2004, Gramercy closed on the three credit facilities discussed in Item 2, Management’s Discussion and Analysis – Liquidity and Capital Resources with terms that are substantially the same as those disclosed.

Each of these facilities requires that Gramercy satisfy certain financial covenants. The terms of each of these facilities include certain restrictions and covenants which limit, among other things, the payment of dividends, and which require compliance with financial ratios relating to the minimum amount of liquidity, minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, and the maximum amount of   indebtedness.

ITEM 2.                  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a newly-formed specialty finance company focused on originating and acquiring, for our own account, subordinate interests in whole loans, mezzanine loans, preferred equity interests in entities that own real estate and whole loans.  Our investments will relate to commercial and multi-family real estate.  We will conduct substantially all of our operations through our operating partnership, GKK Capital LP.  We will be externally managed and advised by GKK Manager LLC, a subsidiary of SL Green.  We intend to elect to be taxed as a REIT under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders.  However, we may establish taxable REIT subsidiaries to effect various taxable transactions.  Those taxable REIT subsidiaries will incur federal, state and local taxes on the taxable income from their activities.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles general accepted in the United States, known as GAAP. These accounting principles require us to make some complex and subjective decisions and assessments.  Our most critical accounting polices involve decisions and assessments which could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time.  Our Manager has identified our most critical accounting policies to be the following:

Loans and Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, unless such loan or investment is deemed to be impaired.  We invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing.  At the inception of each such investment, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate.

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis.  The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and estimated sales value computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.

Classifications of Mortgage-Backed Securities

In accordance with applicable GAAP, our investments in mortgage-backed securities are classified as available-for-sale securities.  As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income (loss), which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period.

Valuations of Mortgage-Backed Securities

All mortgage-backed securities are carried on the balance sheet at fair value.  Our mortgage-backed securities have fair values determined by our Manager.  Our Manager will determine the fair value of mortgage-backed securities based on the types of securities in which we have invested.  For liquid, investment-grade securities, we are likely to consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments.  For non-investment grade securities, we will actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows.  The value of the securities will be derived by applying discount rates to such cash flows based on current market yields.  The yields employed may be obtained from our own experience in the market, advice from dealers and/or information obtain in consultation with other investors in similar instruments.  Because fair value estimates may vary to some degree, our Manager must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes.  Different judgments and assumptions could result in different presentations of value.

When the fair value of an available-for-sale security is less than the amortized cost, our Manager considers whether there is an other-than-temporary impairment in the value of the security (for example, whether the security will be sold prior to the recovery of fair value).  If, in our Manager’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and this loss is realized and charged against earnings.  The determination of other-than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

Revenue Recognition

Interest income on debt investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.  Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.  Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in our opinion a full recover of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with debt investments is the charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions.  Based upon these factors, we establish the provision for possible credit losses by category of asset.  When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.

Incentive Distribution (Class B Limited Partner Interest)

Through Class B limited partner interests, SL Green can avail itself of the flow-through of capital gains realized by us.  The Class B limited partner interest will be entitled to receive quarterly profit distributions based on our financial performance.  We will record any distributions on Class B limited partner interest as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  As these interests are speculative in nature and subject to future performance, no value was ascribed to the original issuance of these interests and no consideration was paid in exchange for these interests.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our operating partnership and to common stockholders.

Derivative Instruments

In the normal course of business, we use a variety of derivative instruments to manage, or hedge, interest rate risk.  We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Some derivative instruments are associated with an anticipated transaction.  In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.  Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.  For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value.  All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

We currently intend to use derivative instruments to minimize our exposure to risk, rather than as a means of generating income.

Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (or FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or FIN 46), which requires a variable interest entity (or VIE), to be consolidated by its primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.

In December 2003, the FASB revised FIN 46 (or FIN 46-R), delaying the effective date for certain entities created before February 1, 2003 and making other amendments to clarify the application of the guidance.  Our Manager will evaluate our investments for potential variable interests by evaluating the sufficiency of the entities equity investment at risk to absorb losses.

Income Taxes

We intend to elect to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2004.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distributions to stockholders.  However, be believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs.  Our primary sources of funds for liquidity consist of funds raised in our initial public offering and borrowings under credit facilities.  Additional sources of liquidity will be net cash provided by operating activities, repayment of principal (and contingent interest, if any) by our borrowers in connection with origination or acquired loans and investments, the issuance by us or special purpose vehicles owned by us of fixed income securities collateralized by certain of our investments and the issuance by us of preferred equity or common equity in secondary offerings.

On August 31, 2004, we closed on three credit facilities with Wachovia Capital Markets, LLC or one or more of its affiliates.  The first credit facility is a $250 million repurchase agreement.  This facility, which may be increased to $350 million, has a term of three years with one 12-month extension option.  The facility provides for a pricing rate of a spread of 1.25% to 3.75% over 30-day LIBOR and an advance rate that varies from 50% to 95% based upon the collateral provided under a borrowing base calculation.  This facility provides for a mark-to-market provision by the counterparty.  The lender will have a consent right with respect to the inclusion of investments in this facility, will determine periodically the market value of the investments, and will have the right to require additional collateral if the estimated market value of the included investments declines.  We can utilize the $25 million revolving credit facility described below to fund requirements for additional collateral pursuant to the warehouse financing or to fund the acquisition of assets, which could otherwise be funded under the $50 million credit facility described below.

The second credit facility is a $50 million repurchase facility with a term of two years and also has one 12-month extension option. This facility bears interest at a spread over LIBOR of 225 basis points.  The advance rate on this facility varies with the collateral being acquired.  This facility does not provide for a customary mark-to-market provision by the counterparty.  Amounts drawn under this facility must be repaid within 210 days.

The third credit facility is a $25 million revolving credit facility with a term of two years.  Amounts drawn under this facility for liquidity purposes bear interest at a rate equal to a spread over LIBOR of 525 basis points.  Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points.  Amounts drawn under this facility for liquidity purposes must be repaid within 90-days.  Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation.

Financial covenants for these facilities will include covenants that (a) our maximum total liabilities ratio will not exceed 85%, (b) require us to maintain minimum liquidity of at least $10 million in cash and cash equivalents for the first two years and $15 million thereafter, (c) our fixed charge coverage ratio shall at no time be less than 1.50 to 1.00, (d) our minimum interest coverage ratio shall at no time be less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129.75 million, an (ii) 75% of the proceeds of our equity issuances and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain REIT status.

The revolving credit facilities and the warehouse financing require that we pay down borrowings under these facilities as principal payments on our loans and investment are received.

We believe these sources of financing, together with the net proceeds of this offering, will be sufficient to meet our short-term liquidity needs.  Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.  In addition, an event of default is triggered under both facilities if the management agreement with GKK Manager LLC is terminated.  Depending on market conditions, we expect that once the net proceeds of this offering are fully invested, our debt financing will be in the range of 70% to 80% of our total assets.  Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties about our company in connection with such debt.  Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability.  Moreover, our debt may be secured by our assets.  If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal.  If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender.  The lender could also sue us or force us into bankruptcy.  Any such event would have a material adverse effect on our liquidity and the value of our common stock.  In addition, posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets.

To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income.  These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.  However, we believe that our significant capital resources and access to financing will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new lending and investment opportunities.

Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate and interest rate risks.

Real Estate Risk

Commercial and multi-family property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of retail, industrial, office or other commercial space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs).  In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us.  In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.  Even when a property’s net operating income is sufficient to cover the property’s debt service, at the time a loan is made, there can be no assurance that this will continue in the future.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our operating results will depend in large part on differences between the income from our assets and our borrowing costs.  Most of our assets and borrowings are expected to be variable-rate instruments.  The objective of this strategy is to minimize the impact of interest rate changes on our net interest income.  Many of our loans may be subject to various interest rate floors.  As a result, the impact of a change in interest rates may be different on our interest income than it is on our interest expense.  In addition, as the size of our portfolio increases and the percentage of borrowings as a percent of assets increases, a change in interest rates may have a negative impact on our net income.  We do not expect to enter into hedging transactions with respect to all of our fixed-rate assets that are financed with floating rate debt.  Accordingly, there will be an interest rate mismatch with respect to such assets, which may adversely affect our operating results.

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results.  Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange

Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other trends of the real estate industry, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are:

•         the success or failure of our efforts to implement our current business strategy;

•         economic conditions generally and in the commercial finance and real estate markets specifically;

•         the performance and financial condition of borrowers and corporate customers;

•         the actions of our competitors and our ability to respond to those actions;

•         the cost of our capital, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;

•         changes in governmental regulations, tax rates and similar matters; and

•         legislative and regulatory changes (including changes to laws governing the taxation of REITs)

and other factors, many of which are beyond our control.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect Gramercy’s business and financial performance.  Moreover, Gramercy operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on Gramercy’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk” for additional information regarding our exposure to interest rate fluctuations.

ITEM 4.  Controls and Procedures

a.             Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, we may have investments in certain unconsolidated entities.  As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the

effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.             Changes in Internal Controls over Financial Reporting

There were no changes in Gramercy’s internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during Gramercy’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Gramercy’s internal controls over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

None

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                  OTHER INFORMATION

None

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

31.1         Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2         Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1         Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202 filed herewith.

32.2         Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)           Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAMERCY CAPITAL CORP.

		By:	/s/ Robert R. Foley
Robert R. Foley
Chief Financial Officer

Date:	September 10, 2004