Form 10-Q
period 2004-09-30
GRAMERCY CAPITAL CORP
filed 2004-11-09
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value was 13,312,500 at November 9, 2004.

GRAMERCY CAPITAL CORP.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and April 12, 2004

Condensed Consolidated Statements of Operations for the period April 12, 2004 (formation) through September 30, 2004 and for the three months ended September 30, 2004 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the period April 12, 2004 (formation) through September 30, 2004 (unaudited)

Condensed Consolidated Statement of Cash Flows for the period April 12, 2004 (formation) through September 30, 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

PART I.                 FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

Gramercy Capital Corp.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,	April 12,
	2004	2004
	(Unaudited)
Assets:
Cash and cash equivalents	$50,401	$200
Loans and other lending investments, net	122,330	—
Accrued interest	695	—
Deferred costs	1,493	—
Other assets	516	—
Total assets	$175,435	$200

Liabilities and Stockholders’ Equity:
Derivative instruments at fair value	$24	$—
Accounts payable and accrued expenses	1,960	—
Total liabilities	1,984	—

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 13,312,500 and 500,000 shares issued and outstanding at September 30, 2004 and April 12, 2004, respectively	13	1
Additional paid-in-capital	175,929	199
Deferred compensation plan	(2,502)	—
Retained earnings	11	—
Total stockholders’ equity	173,451	200
Total liabilities and stockholders’ equity	$175,435	$200

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Condensed Consolidated Statements of Operations

(Unaudited, and amounts in thousands, except per share data)

	For the Three Months Ended September 30,	For the Period April 12, 2004 (formation) through September 30,
	2004	2004
Revenues
Investment income	$1,227	$1,227
Other income	245	245
Total revenues	1,472	1,472

Expenses
Interest expense	63	63
Management fees	786	786
Depreciation and amortization	5	5
Marketing, general and administrative	332	332
Total expenses	1,186	1,186

Income from continuing operations	286	286

GKK formation costs	275	275

Net income available to common shareholders	$11	$11

Basic earnings per share:
Net income available to common shareholders	$0.00	$0.00
Diluted earnings per share:
Net income available to common shareholders	$0.00	$0.00
Basic weighted average common shares outstanding	13,313	13,313
Diluted weighted average common shares and common share equivalents outstanding	13,321	13,321

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited and amounts in thousands)

	Common Stock		Additional Paid-	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained
	Shares	Par Value	In-Capital	Plan		Earnings	Total

Balance at April 12, 2004	500	$1	$199	$—	$—	$—	$200
Net income						11	11
Net proceeds from common stock offering	12,500	12	173,073				173,085
Deferred compensation plan & stock awards, net	313	—	2,644	(2,644)			—
Amortization of deferred compensation plan				142			142
Stock-based compensation — fair value				13			13
Balance at September 30, 2004	13,313	$13	$175,929	$(2,502)	$—	$11	$173,451

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Condensed Consolidated Statement of Cash Flows

(Unaudited, and amounts in thousands)

For the Period April 12, 2004 (formation) through September 30,
2004

Operating Activities
Net income	$11
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5
Amortization of discount on investments	42
Amortization of deferred compensation	155
Changes in operating assets and liabilities:
Accrued interest	(695)
Other assets	(521)
Accounts payable, accrued expenses and other liabilities	1,960
Net cash provided by operating activities	957
Investing Activities
New investment originations	(122,306)
Net cash used in investing activities	(122,306)
Financing Activities
Net proceeds from sale of common stock	173,085
Deferred loan costs	(1,535)
Net cash provided by financing activities	171,550
Net increase in cash and cash equivalents	50,201
Cash and cash equivalents at beginning of period	200
Cash and cash equivalents at end of period	$50,401

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

1.     Organization

Gramercy Capital Corp., or Gramercy, was organized in Maryland on April 1, 2004, as a specialty finance company focused on originating and acquiring subordinate interests in whole loans, mezzanine loans, preferred equity interests in entities that own real estate and whole loans.

In connection with the completion of our initial public offering on August 2, 2004, Gramercy contributed the proceeds of the offering in exchange for units of limited partnership interest in GKK Capital LP, a Delaware limited partnership, or the “Operating Partnership”.  Gramercy, as the sole general partner of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, will have no authority to transact business for, or participate in the management activities of, the Operating Partnership.  Accordingly, we consolidate the accounts of the Operating Partnership.

Cash contributed to the Operating Partnership is used primarily to originate or acquire real estate loans and securities.  We are externally managed and advised by GKK Manager LLC, or the Manager, a subsidiary of SL Green Realty Corp.  We intend to qualify as a real estate investment trust, or “REIT”, under the Internal Revenue Code commencing with our taxable year ending December 31, 2004.  To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income.  Unless the context requires otherwise, all references to “we”, “our”, and “us” means Gramercy Capital Corp.

As of September 30, 2004, we held gross investments of approximately $124.8 million, net of discounts.  These investments include subordinate mortgage participations and beneficial ownership interest in a trust that holds a first mortgage loan, in each case secured by office properties in multiple geographic markets.  The variable rate investments carry a weighted average spread over LIBOR of 7.27%.

Basis of Quarterly Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States, or “GAAP”, for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

The balance sheet at April 12, 2004 has been derived from the audited financial statement at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

2.     Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiaries under FASB Interpretation No. 46, FIN 46, “Consolidation of Variable Interest Entities”.  FIN 46 requires a variable interest entity, or VIE, to be consolidated by its primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.  We have evaluated our investments for potential variable interests by evaluating the sufficiency of the entities equity investment at risk to absorb losses and determined that we are not the primary beneficiary for any of our investments.  Entities which we do not control and entities which are VIE’s, but where we are not the primary beneficiary, are accounted for under the equity method.  All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Loans and Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, unless such loan or investment is deemed to be impaired.  At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception of the investment.  Gramercy did not own any preferred equity investments at September 30, 2004.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  There was no loan loss allowance at September 30, 2004.

Classifications of Mortgage-Backed Securities

In accordance with applicable GAAP, at such time as we invest in mortgage-backed securities, they will be classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period.

Valuations of Mortgage-Backed Securities

All mortgage-backed securities will be carried on the balance sheet at fair value.  We will determine the fair value of mortgage-backed securities based on the types of securities in which we have invested.  For liquid, investment-grade securities, we are likely to consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments.  For non-investment grade securities, we will actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows.  The value of the securities will be derived by applying discount rates to such cash flows based on current market yields.  The yields employed may be obtained from our own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments.  Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes.  Different judgments and assumptions could result in different presentations of value.

When the fair value of an available-for-sale security is less than the amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security (for example, whether the security will be sold prior to the recovery of fair value).  If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and this loss is realized and charged against earnings.  The determination of other-than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

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

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  As of September 30, 2004, we maintained a balance of $0 in our reserve.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing.  These costs are amortized over the terms of the respective agreements and the amortization is reflected in interest expense.  Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

Stock Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 10.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because our plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award.  Our policy is to grant options with an exercise price equal to the quoted closing market price of our stock on the business day preceding the grant date.  Awards of stock, restricted stock or employee loans to purchase stock, which may be forgiven over a period of time, are expensed as compensation on a current basis over the benefit period.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2004.

2004
Dividend yield	10.0%
Expected life of option	7 years
Risk-free interest rate	4.10%
Expected stock price volatility	18.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interest will be entitled to receive quarterly profit distributions based on our financial performance.  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  As of September 30, 2004, we have not made any incentive distributions.

Derivative Instruments

In the normal course of business, we use a variety of derivative instruments to manage, or hedge, interest rate risk.  We require that hedging derivative instruments be effective in reducing the interest rate risk exposure they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Some derivative instruments are associated with an anticipated transaction.  In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.  Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.  For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value.  All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives.  To address exposure to interest rates, we use derivatives primarily to hedge the mark-to-market risk of our liabilities with respect to certain of our assets.

We use a variety of commonly used derivative products that are considered plain vanilla derivatives.  These derivatives typically include interest rate swaps, caps, collars and floors.  We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes.  Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions.  Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and, as such, no net gains or losses were reported in earnings.  For derivative instruments not designated as hedging instruments, the gain or loss resulting from the change in the estimated fair value of the derivative instruments is recognized in current earnings during the period of change.

Income Taxes

We intend to elect to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2004.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to shareholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our shareholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distributions to shareholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.  We may, however, be subject to certain state and local taxes.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

Organization Costs

Costs incurred to organize Gramercy have been expensed as incurred.

Earnings Per Share

We present both basic and diluted earnings per share, or EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  We perform ongoing analysis of credit risk concentrations in our debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics.  The collateral securing our debt investments are office properties located primarily in the northeastern United States.  Two borrowers accounted for more than 85% of the revenue earned on our investments for the period from April 12, 2004 through September 30, 2004.

3.     Loans and Other Lending Investments

As of September 30, 2004 we held the following investments (in thousands) and all loans were performing in accordance with the terms of the loan agreements:

Investment Type	Underlying Property Type	Carrying Value	Senior Financing	Principal Outstanding	Effective Maturity Date		Interest Payment Rate (1)
Subordinate mortgage interest	Office	$10,893	$109,996	$11,883	December 2007		Fixed 10.01%
Subordinate mortgage interest
C Note	Office	24,672	190,000	25,000	July 2006	(2)	LIBOR + 3.00%
D Note	Office	19,737	215,000	20,000	July 2006	(2)	LIBOR + 7.50%
		44,409	405,000	45,000
Subordinate mortgage interest
C Note	Office	34,273	275,960	34,440	July 2007	(3)	LIBOR + 5.00%
D Note	Office	32,755	310,400	34,439	July 2007	(3)	LIBOR + 12.50%
		67,028	586,360	68,879
		$122,330	$1,101,356	$125,762

(1)

All variable-rate loans are based on 30-day LIBOR and reprice monthly. Our fixed rate investment has an interest rate that changes each month based on a schedule. The rate shown is the most recent interest rate for such instrument.

(2)	This investment is subject to 3 one-year extensions from the initial maturity date.
(3)	This investment is subject to 2 one-year extensions from the initial maturity date for a specified fee per occurrence.

4.              Unaudited Pro Forma Consolidated Financial Information

On August 27, 2004, Gramercy originated two investments totaling $113.9 million.  The first investment of $45 million (“Shefaa”) is made up of two subordinate participation interests (the “C Participation” and the “D Participation”) in a loan secured by a first leasehold mortgage against two midtown Manhattan office buildings comprising approximately 1.2 million square feet.  The C Participation of $25 million bears interest at a rate of LIBOR plus 3.00%, while the D Participation of $20 million, which is subordinate in right of interest and repayment of principal to the C Participation, bears interest at a rate of LIBOR plus 7.50%.   The total investment has an initial term of two years.

The second investment of $68.9 million (“PW/MS”) is made up of two subordinate participation interests (the “C Note” and “D Note”), each of equal face value, in a first mortgage loan.  The loan is secured by first mortgage against 29 office properties located in New Jersey, Illinois and Michigan.  The C Note bears interest at a rate of LIBOR plus 5.00% while the D Note, which is subordinate in right of interest and repayment of principal to the C Note, bears interest at a rate of LIBOR plus 12.50%.  The total investment has an initial term of three years.

The pro forma condensed consolidated interim financial information presented is limited to adjustments that are directly attributable to these two investments, are expected to have a continuing impact on Gramercy, and are factually supportable.  These adjustments include the assumption that our initial public offering occurred at the time of our formation and certain management, general and administrative expenses would have been incurred as a result of these investments.  Fees payable to GKK Manager LLC pursuant to our management, outsourcing and asset servicing agreements are also adjusted under the assumption that these arrangements would have been executed at the time of our formation.

Gramercy Capital Corp.

Pro Forma Condensed Consolidated Statements of Operations

(Unaudited, and amounts in thousands, except per share data)

	For the Three Months Ended September 30,	For the Period April 12, 2004 (formation) through September 30,
	2004	2004
Revenues
Investment income	$2,900	$5,192
Other income	199	381
Total revenues	3,099	5,573

Expenses
Interest expense	63	63
Management fees	1,186	2,216
Depreciation and Amortization	13	23
Marketing, general and administrative	498	914
Total expenses	1,760	3,216

Income from continuing operations	1,339	2,357

GKK formation costs	—	275

Net income available to common shareholders	$1,339	$2,082

Basic earnings per share:
Net income available to common shareholders	$0.10	$0.16
Diluted earnings per share:
Net income available to common shareholders	$0.10	$0.16

Basic weighted average common shares outstanding	13,313	13,313
Diluted weighted average common shares and common shareequivalents outstanding	13,321	13,321

5.              Debt Obligations

We have three credit facilities with Wachovia Capital Markets, LLC or one or more of its affiliates.  At September 30, 2004 we had no borrowings under any of these facilities.  The first credit facility is a $250 million repurchase agreement.  This facility, which may be increased to $350 million upon receipt of the approval of Wachovia’s investment committee, has a term of three years with one 12-month extension option.  The facility provides for a pricing rate of a spread of 1.25% to 3.50% over a 30-day LIBOR and, based on our expected investment activities, would provide for an advance rate that varies from 50% to 95% based upon the collateral provided under a borrowing base calculation.  The lender will have a consent right to the inclusion of investments in this facility, will determine periodically the market value of the investments, and will have the right to require additional collateral if the estimated market value of the included investments declines.  We can utilize the $25 million revolving credit facility described below to fund requirements for additional collateral pursuant to the warehouse financing or to fund the acquisition of assets, which could otherwise be funded under the $50 million credit facility described below.

The second credit facility is a $50 million repurchase facility with a term of two years and also has one 12-month extension option.  This facility bears interest at a spread over LIBOR of 225 basis points.  The advance rate on this facility varies with the collateral being acquired.  Amounts drawn under this facility must be repaid within 210 days.

The third credit facility is a $25 million revolving credit facility with a term of two years.  Amounts drawn under this facility for liquidity purposes bear interest at a rate equal to a spread over LIBOR of 525 basis points.  Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points.  Amounts drawn under this facility for liquidity purposes must be repaid within 90-days.  Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied.  These covenants are generally more restrictive that those set forth below.

Financial covenants for both facilities include covenants that (a) our maximum total liabilities ratio will not exceed 85%, (b) require us to maintain minimum liquidity of at least $10 million in cash and cash equivalents for the first two years and $15 million thereafter, (c) our fixed charge coverage ratio shall at no time be less than 1.50 to 1.00, (d) our minimum interest coverage ratio shall at no time be less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129.75 million, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain REIT status.

The revolving credit facilities and the warehouse financing require that we pay down borrowings under these facilities as principal payments on our loans and investments are received.

6.     Operating Partnership Agreement

After the closing of our initial public offering, we owned all of the Class A limited partner interests in our Operating Partnership.  The Class B limited partner interests are owned 70% by SL Green Operating Partnership, L.P. and 30% by the Manager.

7.     Related Party Transactions

Management Agreement

In connection with our initial public offering, we entered into a management agreement with GKK Manager LLC, which provides for an initial term through December 2007 with automatic one-year extension options and subject to certain termination rights.  We will pay the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined).  For the period from April 12, 2004 through September 30, 2004, we paid an aggregate of approximately $547 to the Manager under this agreement.

The Manager and SL Green Operating Partnership, L.P., hold Class B limited partner interests for a nominal percentage of the Operating Partnership.  To provide an incentive for the Manager to enhance the value of the common stock, the Manager and SL Green Operating Partnership, L.P. are entitled to an incentive return payable through the Class B limited partner interests equal to 25% of the amount by which funds from operations (as defined in the partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  SL Green Operating Partnership, L.P. and the Manager own 70 units and 30 units of the Class B limited partner interests, respectively.  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.

We are obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between the Manager and SL Green Operating Partnership, L.P.  The asset servicing agreement provides for an annual fee of 0.15% of the book value of our investments, excluding certain defined investments.  The outsourcing agreement provides a fee of $1.25 million per year, increasing 3% annually over the prior year.  For the period from April 12, 2004 through September 30, 2004, we paid an aggregate of $208 and $31 to the Manager under the outsourcing and asset servicing agreements, respectively.

During that same period we reimbursed approximately $2.4 million to SL Green Operating Partnership, L.P. for organizational costs incurred in connection with the formation of Gramercy, the formation of its affiliates, the initial public offering, and to reimburse consulting fees paid by SL Green to Messrs. Hall and Foley, our Chief Operating Officer and Chief Financial Officer, respectively.

Investments

SL Green Operating Partnership, L.P. has invested $75 million in a preferred equity interest that is subordinate to Gramercy’s $68.9 million PW/MS investment.

8.     Deferred Costs

Deferred costs at September 30, 2004 consisted of the following (in thousands):

2004
Deferred financing	$1,479
Deferred acquisition	57
1,536
Less accumulated amortization	(43)
$1,493

9.              Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, accrued interest, and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Loans and structured finance investments are carried at amounts which reasonably approximate their fair value as determined by our Manager.

Disclosure about fair value of financial instruments is based on pertinent information available to us at September 30, 2004.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

10.       Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.  As of September 30, 2004, 13,312,500 shares of common stock and no shares of preferred stock were issued and outstanding.

Equity Incentive Plan

As part of our initial public offering we instituted the 2004 Equity Incentive Plan, or the Equity Incentive Plan.  The

Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At September 30, 2004, approximately 1,331,250 shares of common stock were reserved for issuance under the Equity Incentive Plan.

Options granted under the Equity Incentive Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant.

A summary of the status of our stock options as of September 30, 2004 are presented below:

	2004
	Options Outstanding	Weighted Average Exercise Price
Balance at April 12, 2004	—	$—
Granted	605,500	$15.00
Exercised	—	$—
Lapsed or cancelled	—	$—
Balance at end of period	605,500	$15.00

11.       Earnings Per Share

Earnings per share for the three months ended September 30, 2004 and the period from April 12, 2004 (formation) through September 30, 2004 is computed as follows (in thousands):

Numerator (Income)	Three Months Ended September 30, 2004	For the Period April 12, 2004 (formation) through September 30, 2004
Basic Earnings:
Income available to common shareholders	$11	$11
Effect of Dilutive Securities:
Stock options	—	—
Diluted Earnings:
Income available to common shareholders	$11	$11

Denominator (Weighted Average Shares)
Basic
Shares available to common shareholders	13,313	13,313
Effect of Diluted Securities:
Stock-based compensation plan	8	8
Diluted Shares	13,321	13,321

12.       Commitments and Contingencies

We and our Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business.  Management believes the costs, if any, incurred by us and our Operating Partnership related to litigation will not materially affect our financial position, operating results or liquidity.

13.       Financial Instruments: Derivatives and Hedging

FASB No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective January 1, 2001, requires us to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instrument at September 30, 2004.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$10,729	3.36%	8/2004	12/2007	$(24)

On September 30, 2004, this derivative instrument was reported as an obligation at its fair value of approximately $24.  Currently, this derivative instrument is designated as an effective hedging instrument.

14.       Segment Reporting

Statement of Financial Accounting Standard No. 131, or “SFAS No. 131”, establishes standards for the way that public entities report information about operating segments in their annual financial statements.  We are a REIT focused on originating and acquiring loans and securities related to real estate and currently operate in only one segment.

15.       Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash investing and financing activities (in thousands):

For the Period April 12, 2004 (formation) through September 30, 2004
Issuance of restricted stock as deferred compensation	$2,502
Derivative instruments at fair value	(24)

16.       Subsequent Events

On October 13, 2004, Gramercy closed an investment for approximately $30.9 million.  This investment is a subordinate participation interest in a loan secured by a first mortgage against a Class A office building in New York City.  The investment has an initial maturity of 62 months and was issued at a discount to yield approximately 497 basis points above the yield on the interpolated US Treasury obligation with a weighted average life equal to the term of the investment.

On November 3, 2004, Gramercy closed an investment for approximately $9.9 million.  This investment is a subordinate participation interest in a loan secured by a first mortgage against a 624 unit residential property in

Rancho Cucamonga, CA.  The investment has an initial maturity of three years and bears interest at a rate equal to one-month LIBOR plus 600 basis points.

On November 4, 2004, Gramercy originated two investments totaling approximately $91.7 million.  The first investment of $48.7 million represents the intermediate tranche of a subordinate participation interest in a loan secured by a first mortgage against a portfolio of 246 golf courses (owned, leased or managed) located primarily in the United States.  The investment is senior to a $94 million subordinate mortgage participation, a $100 million preferred equity investment, and approximately $215 million of investor equity.  The investment has an initial maturity of 15 months and bears interest at a rate of LIBOR plus 550 basis points with a LIBOR floor of 1.55%.

Also on November 4, 2004, Gramercy closed on a $43 million investment representing a loan secured by a first mortgage against a 760-room, full service hotel in Atlanta, GA.  This loan has an initial maturity of eight months and bears interest at a rate of LIBOR plus 525 basis points.

Also on November 4, 2004, Gramercy borrowed approximately $94.4 million under its master repurchase facility.  Amounts borrowed under the facility will bear interest between 205 and 250 basis points over 30-day LIBOR.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a newly-formed specialty finance company focused on originating and acquiring, for our own account, subordinate interests in whole loans, mezzanine loans, preferred equity interests in entities that own real estate and whole loans.  Our investments will relate to commercial and multi-family real estate.  We will conduct substantially all of our operations through our operating partnership, GKK Capital LP.  We are externally managed and advised by GKK Manager LLC, or the Manager, a subsidiary of SL Green Realty Corp.  We intend to elect to be taxed as a REIT under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders.  However, we may establish taxable REIT subsidiaries to effect various taxable transactions.  Those taxable REIT subsidiaries will incur federal, state and local taxes on the taxable income from their activities.  Unless the context requires otherwise, all references to “we”, “our” and “us” means Gramercy Capital Corp.

As of September 30, 2004, we held gross investments of approximately $124.8 million, net of discounts.  These investments include subordinate mortgage participants and beneficial ownership interest in a trust that holds a first mortgage loan, in each case secured by office properties in multiple geographic markets.  The variable rate investments carry a weighted average spread over LIBOR of 7.27%.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles general accepted in the United States, known as GAAP. These accounting principles require us to make some complex and subjective decisions and assessments.  Our most critical accounting polices involve decisions and assessments which could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time.  We have identified our most critical accounting policies to be the following:

Loans and Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, unless such loan or investment is deemed to be impaired.  At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception of the investment.  Gramercy did not own any preferred equity investments at September 30, 2004.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  There was no loan loss allowance at September 30, 2004.

Classifications of Mortgage-Backed Securities

In accordance with applicable GAAP, at such time as we invest in mortgage-backed securities, they will be classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period.

Valuations of Mortgage-Backed Securities

All mortgage-backed securities will be carried on the balance sheet at fair value.  We will determine the fair value of mortgage-backed securities based on the types of securities in which we have invested.  For liquid, investment-grade securities, we are likely to consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments.  For non-investment grade securities, we will actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows.  The value of the securities will be derived by applying discount rates to such cash flows based on current market yields.  The yields employed may be obtained from our own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments.  Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes.  Different judgments and assumptions could result in different presentations of value.

When the fair value of an available-for-sale security is less than the amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security (for example, whether the security will be sold prior to the recovery of fair value).  If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and this loss is realized and charged against earnings.  The determination of other-than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

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

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  As of September 30, 2004, we maintained a balance of $0 in our reserve.

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interest will be entitled to receive quarterly profit distributions based on our financial performance.  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.

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

To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.  For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value.  All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives.  To address exposure to interest rates, we use derivatives primarily to hedge the mark-to-market risk of our liabilities with respect to certain of our assets.

We use a variety of commonly used derivative products that are considered plain vanilla derivatives.  These derivatives typically include interest rate swaps, caps, collars and floors.  We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes.  Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions.  Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and, as such, no net gains or losses were reported in earnings.  For derivative instruments not designated as hedging instruments, the gain or loss resulting from the change in the estimated fair value of the derivative instruments is recognized in current earnings during the period of change.

Income Taxes

We intend to elect to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2004.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to shareholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our shareholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distributions to shareholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.  We may, however, be subject to certain state and local taxes.

Results of Operations

For the three months ended September 30, 2004 and the period from April 12, 2004 (formation) through September 30, 2004 (in thousands)

Revenue

Interest income of $1,227 for the three months ended September 30, 2004 and the period from formation through September 30, 2004 was generated on our 3 subordinate mortgage interest investments.  The weighted average yield on these investments during the period was 10.27%.

Other Income of $245 for the quarter and the period from formation through September 30, 2004 represents interest earned on cash balances, including the proceeds from our initial public offering.

Expenses

Interest expense was $63 for the quarter and period from formation through September 30, 2004, of which $42 represents the amortization of deferred financing costs related to the closing of our three credit facilities with Wachovia Capital Markets, LLC.  The remaining $21 was for interest incurred on an interest rate swap contract.

Management fees of $786 for the quarter and period from formation through September 30, 2004 represents fees payable to the Manager of $547 under our management agreement and fees payable to SL Green Operating Partnership, L.P. of $208 and $31 under our outsourcing and servicing agreements, respectively.  These fees and the relationship between Gramercy, GKK Manager and SL Green Operating Partnership, L.P. are discussed further in our discussion of related party relationships.

Marketing, general and administrative expenses were $332 for the quarter and period from formation through September 30, 2004, which represents professional fees, stock-based compensation, insurance and general overhead costs for the Company.

Stock-based compensation expense was $155 for the quarter and period from formation through September 30, 2004.  This represents the cost of restricted-stock and options granted to certain of our executive officers and directors.  Of the restricted-shares issued, approximately 89% will vest equally over a three-year period and the remaining 11% will vest equally over a four-year period.  Of the options granted 56% will vest equally over a three-year period and the remaining 44% will vest equally over a four-year period.  The compensation expense recorded for the quarter and the period from formation through September 30, 2004 represents a ratable portion of the expense of the issuance of these shares over their vesting period.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs.  Our primary sources of funds for liquidity consist of funds we raised in our initial public offering and borrowings under credit facilities.  Additional sources of liquidity will be net cash provided by operating activities, repayment of principal (and contingent interest, if any) by our borrowers in connection with origination or acquired loans and investments, the issuance by us or special purpose vehicles owned by us of fixed income securities collateralized by certain of our investments and the issuance by us of preferred equity or common equity in secondary offerings.

We have three credit facilities with Wachovia Capital Markets, LLC or one or more of its affiliates.  The first credit facility is a $250 million repurchase agreement.  This facility, which may be increased to $350 million upon receipt of the approval of Wachovia’s investment committee, has a term of three years with one 12-month extension option.  The facility provides for a pricing rate of a spread of 1.25% to 3.50% over 30-day LIBOR and, based on our expected investment activities, would provide for an advance rate that varies from 50% to 95% based upon the collateral provided under a borrowing base calculation.  The lender will have a consent right with respect to the inclusion of investments in this facility, will determine periodically the market value of the investments, and will have the right to require additional collateral if the estimated market value of the included investments declines.  We can utilize the $25 million revolving credit facility described below to fund requirements for additional collateral pursuant to the warehouse financing or to fund the acquisition of assets, which could otherwise be funded under the $50 million credit facility described below.

The second credit facility is a $50 million repurchase facility with a term of two years and also has one 12-month extension option.  This facility bears interest at a spread over LIBOR of 225 basis points.  The advance rate on this facility varies with the collateral being acquired.  Amounts drawn under this facility must be repaid within 210 days.

The third credit facility is a $25 million revolving credit facility with a term of two years.  Amounts drawn under this facility for liquidity purposes bear interest at a rate equal to a spread over LIBOR of 525 basis points.  Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points.  Amounts drawn under this facility for liquidity purposes must be repaid within 90-days.  Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied.  These covenants are generally more restrictive than those set forth below.

Financial covenants for these facilities include covenants that (a) our maximum total liabilities ration will not exceed 85%, (b) require us to maintain minimum liquidity of at least $10 million in cash and cash equivalents for the first two years and $15 million thereafter, (c) our fixed charge coverage ratio shall at no time be less than 1.50 to 1.00, (d) our minimum interest coverage ratio shall at no time be less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129.75 million, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain REIT status.

The revolving credit facilities and the warehouse financing require that we pay down borrowings under these facilities as principal payments on our loans and investments are received.

We believe these sources of financing, together with the net proceeds of our initial public offering, will be sufficient to meet our short-term liquidity needs.  Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.  In addition, an event of default is triggered under both facilities if the management agreement with GKK Manager LLC is terminated.  Depending on market conditions, we expect that once the net proceeds of our initial public offering are fully invested, our debt financing will be in the range of 70% to 80% of our total assets. Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties about our company in connection with such debt.  Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability.  Moreover, our debt may be secured by our assets.  If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal.  If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender.  The lender could also sue us or force us into bankruptcy.  Any such event would have a material adverse effect on our liquidity and the value of our common stock.  In addition, posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets.

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

Capitalization

As of September 30, 2004, we had 13,312,500 shares of common stock outstanding.

Market Capitalization

At September 30, 2004, we did not have any borrowings under our repurchase facilities or our revolving credit facilities.  Our consolidated market capitalization was $207.7 million based on a common stock price of $15.60 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2004.  Market capitalization includes our consolidated debt, common and preferred stock.

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

Our operating results will depend in large part on differences between the income from our assets and our borrowing costs.  Most of our assets and borrowings are expected to be variable-rate instruments that we will finance with variable rate debt.  The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds.  Although we have done so to date, we may not enter into hedging transactions with respect to all liabilities relating to fixed rate assets in the future.  If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease.  Furthermore, as most of our available financing provides for an ability of the lender to mark our assets to market and make margin calls based on a change in the value of our assets, financing fixed rate assets with this debt creates the risk that an increase in fixed rate benchmarks (such as “swap” yields) would decrease the value of our fixed rate assets.  We have entered into certain swap transactions in anticipation of drawing upon our mark-to-market debt to hedge against this risk.  Some of our loans may be subject to various interest rate floors.  As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns.  To date, we have not drawn any amounts under our financing facilities but as the size of our portfolio increases we must draw upon these facilities to fund acquisitions.  Because of our strategies to date, our net income will generally increase if LIBOR increases and decreases if LIBOR decreases, but this may not always be true in the future.

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results.  Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

Contractual Obligations

At September 30, 2004, we did not have any obligations outstanding under our revolving credit facilities or warehouse financing.

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

In connection with our initial public offering, we entered into a management agreement with GKK Manager LLC, which provides for an initial term through December 2007 with automatic one-year extension options and subject to certain termination rights.  We will pay the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined).  For the period from April 12, 2004 through September 30, 2004, we paid an aggregate of approximately $547 to the Manager under this agreement.

The Manager and SL Green Operating Partnership, L.P., hold Class B limited partner interests for a nominal percentage of the Operating Partnership.  To provide an incentive for the Manager to enhance the value of the common stock, the Manager and SL Green Operating Partnership, L.P. are entitled to an incentive return payable through the Class B limited partner interests equal to 25% of the amount by which funds from operations (as defined in the agreement) plus certain accounting gains exceed the product of the weighted average stockholders equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  SL Green Operating Partnership, L.P. and the Manager own 70 units and 30 units of the Class B limited partner interests, respectively.  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between the Manager and SL Green Operating Partnership, L.P.  The asset servicing agreement provides for an annual fee of 0.15% of the book value of Gramercy’s investments, excluding certain defined investments.  The outsourcing agreement provides a fee of $1.25 million per year, increasing 3% annually over the prior year.  For the period from April 12, 2004 through September 30, 2004, we paid an aggregate of $208 and $31 to the Manager under the outsourcing and servicing agreements, respectively.

During that same period we reimbursed approximately $2.4 million to SL Green Operating Partnership, L.P. for organizational costs incurred in connection with the formation of Gramercy, the formation of its affiliates, the initial public offering, and to reimburse consulting fees paid by SL Green to Messrs. Hall and Foley, our Chief Operating Officer and Chief Financial Officer, respectively.

Funds from Operations

The revised White Paper on Funds from Operations, or FFO, approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We believe that FFO is helpful to investors as a measure of the performance of a financing REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  We compute FFO in accordance with the current standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Funds from Operations for the three months ended September 30, 2004 and the period from April 12, 2004 (formation) through September 30, 2004 are as follows (in thousands):

	Three Months Ended September 30, 2004	The Period from April 12, 2004 (formation) through September 30, 2004

Net Income	$11	$11
Add:
Depreciation and amortization	48	48
Less:
Amortization of deferred financing costs and depreciation on non-rental real estate assets	(47)	(47)
Funds From Operations — basic	12	12
Dividends on preferred shares	—	—
Funds From Operations — diluted	$12	$12
Cash flows provided by operating activities	$957	$957
Cash flows used in investing activities	$(122,306)	$(122,306)
Cash flows provided by financing activities	$171,350	$171,550

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other trends of the real estate industry, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are:

•                  The success or failure of our efforts to implement our current business strategy

•                  Economic conditions generally and in the commercial finance and real estate markets specifically

•                  The performance and financial condition of borrowers and corporate customers

•                  The actions of our competitors and our ability to respond to those actions

•                  The cost of our capital, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions

•                  Changes in governmental regulations, tax rates and similar matters

•                  Legislative and regulatory changes (including changes to laws governing the taxation of REITs), and other factors, many of which are beyond our control.

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

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

                See Note 12 to the Condensed Consolidated Financial Statements

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

Date:       November 9, 2004