Form 10-K
period 2004-12-31
GRAMERCY CAPITAL CORP
filed 2005-03-17
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to           .

Commission File No. 1-32248

GRAMERCY CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	06-1722127
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

420 Lexington Avenue, New York, NY 10170
(Address of principal executive offices - zip code)

(212) 297-1000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 Par Value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒.

As of March 17, 2005, there were 18,833,000 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant (9,447,000  shares) at December 3, 2004, was $163,149,690.  The aggregate market value was calculated by using the price at which our common stock was last sold, which was $17.27 per share on December 3, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2005 Annual Stockholders’ Meeting to be held May 18, 2005 and to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRAMERCY CAPITAL CORP.
FORM 10-K
TABLE OF CONTENTS

10-K PART AND ITEM NO.

PART I

1.	Business

2.	Properties

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrant’s Common Equity and Related Stockholders Matters

6.	Selected Financial Data

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

7A.	Quantitative and Qualitative Disclosures about Market Risk

8.	Financial Statements and Supplemental Data

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

9A.	Controls and Procedures

PART III

10.	Directors and Executive Officers of the Registrant

11.	Executive Compensation

12.	Security Ownership of Certain Beneficial Owners and Management

13.	Certain Relationships and Related Transactions

14.	Principal Accounting Fees and Services

PART IV

15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

SIGNATURES

i

PART I

ITEM 1.                             BUSINESS

General

Gramercy Capital Corp., (the “Company” or “Gramercy”) was formed in April 2004 and we completed our initial public offering in August 2004.  We are a commercial real estate specialty finance company focused on originating and acquiring, for our own account, whole loans, bridge loans, subordinate interests in whole loans, permanent loans, distressed debt, mortgage backed securities, mezzanine loans and preferred equity interests in entities that own commercial real estate.  Our objective is to grow our portfolio through investments that compensate us appropriately for the risk of loss associated with them, rather than targeting a specific gross interest rate or yield hurdle. We assess this risk-adjusted return when evaluating transactions and target transactions with yields that ensure an equitable balance between risks and return. We invest in assets with the potential for appreciation, in addition to providing current income.

As of December 31, 2004, we held investments of approximately $406.6 million, net of origination fees and discounts.  For the period from formation through December 31, 2004 we generated revenues of $6.8 million on those investments.

We conduct substantially all of our operations through GKK Capital LP, or the “Operating Partnership”, and are externally managed and advised by GKK Manager LLC, or the “Manager”, a majority-owned subsidiary of SL Green Realty Corp., or “SL Green”.  At December 31, 2004, SL Green owned an approximately 25% interest in the outstanding shares of our common stock.  We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders.

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170.  We do not currently have any employees, nor do we anticipate hiring any employees in the near term. Our executive officers are all employed by our Manager or SL Green. We can be contacted at (212) 297-1000.  We maintain a website at www.gramercycapitalcorp.com.  On our website, you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission.  We have also made available on our website our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles.

Unless the context requires otherwise, all references to “we,” “our,” and “us” in this annual report means Gramercy Capital Corp., a Maryland corporation, and one or more of its subsidiaries, including GKK Capital LP, a Delaware limited partnership.

Corporate Structure

Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership.  We are the sole general partner and sole owner of the Class A Limited Partner Interests of the Operating Partnership.  SL Green Operating Partnership, L.P., or “SL Green”, and the Manager own 85 units and 15 units of the Class B limited partner interests, respectively, which represents 100% of all Class B limited partner interests.  SL Green Operating Partnership, L.P. intends to own at least 70 units of the Class B limited partner interests.  To provide an incentive for the Manager to enhance the value of the common stock, the Manager and SL Green Operating Partnership, L.P. are entitled through their ownership of Class B limited partner interests of the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).

As of December 31, 2004, SL Green Operating Partnership, L.P. owned an 85% interest in the Manager and intends to own at least a 70% interest in the Manager.  The remaining 15% is owned by certain members of our executive management team who are not also employees of SL Green.  We pay to the Manager a base management fee equal to one and three-quarters of one percent (1.75%) of our stockholders’ equity (as defined in the Management Agreement).  In addition, we are obligated to reimburse the Manager for its costs incurred under an Asset Servicing Agreement and a separate Outsource Agreement between the Manager and SL Green Operating Partnership, L.P.  The Asset Servicing Agreement provides for an annual fee payable by us of 0.15% of the book value of our investments serviced by SL Green Operating Partnership, L.P., excluding certain defined investments for which other servicing arrangements are executed, and further reduced by fees paid directly to outside servicers by Gramercy.  The Outsourcing Agreement provides for an annual fee payable by us of $1.25 million per year, increasing 3% annually over the prior year, for management services outlined in the agreement.  The Asset Servicing and Outsourcing Agreements allow us to leverage the experience, resources and relationships SL Green has established while maintaining a moderate level of corporate overhead expenses.

Business and Growth Strategies

We invest in a diversified portfolio of domestic real estate loans and securities including whole loans, bridge loans, subordinate interests in whole loans, permanent loans, distressed debt, mortgage-backed securities, mezzanine loans, preferred equity, and other real estate-related assets. We believe these investments offer attractive risk-adjusted returns with long-term principal protection under a variety of default and loss scenarios. We actively manage our assets with a goal of generating cash available for distribution, facilitating capital appreciation and generating attractive returns to our stockholders.

We generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities. We leverage our investments to enhance returns to shareholders equity.  We finance, or intend to finance, assets through a variety of techniques, including repurchase agreements, secured credit facilities, issuances of commercial mortgage-backed securities, collateralized debt obligations and other structured financings.  In addition, we match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating rate assets are financed with floating rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allows us to reduce the impact of changing interest rates on our cash flow and earnings.  We actively manage our positions, using our credit, structuring and asset management skills to enhance returns. We intend to grow our business using prudent levels of debt financing, syndication of loan interests and structured financing when feasible, rather than relying solely on equity capital, in order to increase earnings per share.

Our ability to manage the real estate risk underwritten by our Manager and us is a critical component of our success. We actively manage and maintain the credit quality of our portfolio by using our management team’s expertise in structuring and repositioning investments to improve the quality and yield on managed investments. When investing in higher leverage transactions, we use guidelines and standards developed and employed by senior management of the Manager and SL Green, including rigorous underwriting of collateral performance and valuation, a review of the creditworthiness of the equity investors, additional forms of collateral and strategies to effect repayment. If defaults occur, we will employ SL Green’s strong asset management skills to mitigate the severity of any losses and seek to optimize the recovery from assets in the event that we foreclose upon them. In New York, Washington, D.C. and elsewhere as appropriate, SL Green will manage these assets and has the right to purchase properties in metropolitan New York and Washington, D.C. that we acquire in foreclosure. In other geographic markets, we often use long-standing relationships of senior management or SL Green with local operators or investors to enhance our ability to underwrite transactions or mitigate defaults when making or managing investments.

We seek to structure the debt transactions in which we invest, which enhances our ability to mitigate our losses, by having the benefit of loan documents that afford us appropriate rights and control over our collateral, and having the right to control the debt that is senior to our position. We believe that this level of control allows us to achieve attractive risk-adjusted returns within a real estate debt capital structure. We generally avoid investments where we cannot secure adequate control rights, unless we believe the default risk is very low. Our flexibility to invest in all or any part of a debt capital structure enables us to participate in many transactions and to retain only the investments that meet our investment parameters.

We believe that our ability to provide a wide range of financing products and our ability to customize financing structures to meet borrowers’ needs differentiates us from our competitors. We are a one-stop shop for real estate financing solutions capable of financing the most senior capital positions through subordinate interests to equity participations. Our senior management team has substantial experience in responding to unique borrower needs by crafting financial products that are tailored to meet the business plan of a property owner.

We focus on certain types of investments where we believe we have a competitive advantage and that offer appropriate risk adjusted returns. For properties that we believe have stable values or where we have specific asset management capabilities to mitigate losses, we will target higher leverage investments. If we conclude that a property to be financed will have a more volatile value under a variety of market conditions, we target a less leveraged investment. In such transactions we may seek a second loss position. We also target the origination of larger components of financings, including whole loans, to afford us the opportunity to syndicate and securitize our investments to create retained instruments with above-market returns. We originate investments in direct transactions with borrowers, we co-originate with or acquire existing assets from third parties, primarily financial institutions, and we occasionally co-invest with SL Green and its affiliates.

Our targeted investments include the following:

Bridge Loans —We offer floating rate whole loans to borrowers who are seeking debt capital with a final term to maturity of not more than five years to be used in the acquisition, construction or redevelopment of a property. Typically, the borrower has identified a property in a favorable market that it believes to be poorly managed or undervalued. Bridge financing enables the borrower to secure short-term financing while improving the operating performance and physical aspects of the property and avoid burdening it with restrictive long-term debt. The bridge loans we originate are predominantly secured by first mortgage liens on the property and are expected to provide interest rates ranging from 225 to 400 basis points over applicable index rate indexes.  We expect the stated maturity of our bridge loans to range from two years to five years, and we expect to hold these investments to maturity.

We believe our bridge loans will lead to additional financing opportunities in the future, as bridge facilities are often a first step toward permanent financing or a sale.  We have experienced that many major financial institutions have largely avoided this type of lending because it does not lead to significant trading profits from subsequent securitizations. However, we intend to use securitization as a financing rather than a trading activity.  We intend to use these transactions to pool together smaller bridge loans and retain the resulting non-investment grade interests and interest-only certificates (perhaps in a single bond structure). To increase our volume, enhance financing efficiencies and create a national presence, we may seek joint ventures, mergers or other arrangements with regional or product specific originators.

Subordinate Interests in Whole Loans (B Notes) —We purchase from third parties, and may retain from whole loans we originate and co-originate and securitize or sell, subordinate interests in first mortgage loans referred to as B Notes. B Notes are loans secured by a first mortgage and subordinated to a senior interest, referred to as an A Note. The subordination of a B Note is generally evidenced by a co-lender or participation agreement between the holders of the related A Note and the B Note. In some instances, the B Note lender may additionally require a security interest in the stock or partnership interests of the borrower as part of the transaction. We originate B Notes directly or acquire B Notes in negotiated transactions with originators of the whole loan. When we originate first mortgage loans, we may divide them, securitizing or selling the A Note and keeping the B Note for investment. We believe the B Note market will continue to grow with the expansion of the commercial mortgage securitization market.

B Notes typically bear interest at a rate of 200 to 600 basis points over the applicable interest rate index and have loan-to-value ratios between 65% and 75%. B Note lenders have the same obligations, collateral and borrower as the A Note lender, but typically are subordinated in recovery upon a default. B Notes share certain credit characteristics with second mortgages, in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A Note.

B Notes created from bridge loans generally will have terms matching those of the whole loan of which they are a part, typically two to five years.  B notes created from permanent loans generally will have terms of five years to fifteen years.  We expect to hold B notes to their maturity.

When we acquire B Notes from third parties, we may earn income on the investment, in addition to the interest payable on the B Note, in the form of fees charged to the borrower under that note (currently approximately 0.25% to 1% of the note amount) or by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. When we originate B Notes out of whole loans and then sell the A Notes, we allocate our basis in the whole loan among the two (or more) components to reflect the fair market value of the new instruments. We may realize a profit on sale if our allocated value is below the sale price. Our ownership of a B Note with controlling class rights, which typically means we have the unilateral ability to determine when, and in what manner, to exercise the rights and remedies afforded the holder of the first mortgage note, may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the B Note, which may include foreclosure on, or modification of, the note. In some cases, usually restricted to situations in which the current market value of the underlying commercial property securing the loan has declined below the aggregate unpaid principal balance of secured debt senior to our investment, the owner of the A Note may be able to foreclose or modify the note against our wishes as holder of the B Note. As a result, our economic and business interests may diverge from the interests of the holders of the A Note. These divergent interests among the holders of each investment may result in conflicts of interest.

Permanent Loans — We originate fixed-rate whole loans with terms of up to 15 years, with the intention of separating them into tranches, which can be securitized and resold. We would expect to retain B Notes, mezzanine loans and preferred equity created in connection with the whole loan origination, where we see the most advantageous risk-adjusted returns.  We expect the stated maturity of our permanent loan investments to range from five years to 15 years. We may sell these investments prior to maturity.

Distressed Debt —We may also invest in distressed debt, most often sub- and non-performing real estate loans acquired from financial institutions. We will make these investments when we believe our underwriting, credit, financing and asset management experience will enable us to generate above-average risk-adjusted returns by resolving these distressed loans expeditiously through refinancings, negotiated repayments with borrowers or foreclosure and subsequent sale of the underlying property. A sub-performing loan is a loan with a very high loan-to-value ratio, with a low debt service coverage ratio, and which is likely to default at maturity because the property securing the loan cannot support a refinancing of the loan’s entire unpaid principal balance. A non-performing loan is a loan that is in default of its covenants, is past due in interest payments, or is past its final maturity date and has not been repaid. Sub- and non-performing loans are typically purchased at a discount to the note balance. Our investment return results from a combination of current cash flow from the note or underlying property, plus any eventual recovery of loan principal.

We expect the maturity of our distressed debt investments to range from several months to up to ten years. Such investments will usually be held until resolution, which may entail a bankruptcy and foreclosure process, which can require months or years.

Mortgage-Backed Securities — We acquire mortgage-backed securities (“MBS”) that are created when commercial or residential loans are pooled and securitized.  These securities may be issued by government sponsored agencies or other entities and may or may not be rated investment grade by rating agencies. We may also originate mortgage-backed securities from pools of commercial loans we assemble, in which event we expect to retain the more junior interests.

Commercial mortgage-backed securities (“CMBS”) are secured by or evidenced by ownership interests in a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. Residential mortgage-backed securities are backed by pools of home mortgages. We expect a majority of our mortgage-backed securities investments to be rated by at least one rating agency.

Commercial mortgage-backed securities are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income to make specified interest and principal payments on such tranches. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled.

The credit quality of mortgage-backed securities depends on the credit quality of the underlying mortgage loans, which is a function of factors such as:

•                                          the principal amount of loans relative to the value of the related properties;

•                                          the mortgage loan terms (e.g. amortization);

•                                          market assessment and geographic location;

•                                          construction quality of the property; and

•                                            the creditworthiness of the borrowers.

We focus not on new issues but rather on “Story Securities” available in the secondary market where we are able to analyze and underwrite the underlying assets. “Story Securities” are seasoned securities with identifiable credit risks (such as large defaulted or sub-performing loans or a negative development with respect to the sponsor of a large loan) that we believe may require complex financial analysis to fully understand the issues and which fixed income money managers cannot efficiently underwrite, or which make them unattractive to a significant number of fixed income investors. We seek capital appreciation, in addition to interest income, by buying these securities at a discount to par value.

We expect the stated maturity of our mortgage-backed securities investments to range from several months to up to 15 years for commercial mortgage-backed securities and up to 40 years for residential mortgage-backed securities. Such securities do not have stated maturities but rather receive principal payments from the underlying investments. We expect to hold commercial mortgage-backed securities to maturity and may sell residential mortgage-backed securities prior to maturity.

Mezzanine Loans —We originate mezzanine loans that are senior to the borrower’s equity in, and subordinate to a first mortgage loan on, a property. These loans are secured by pledges of ownership interests, typically in whole but occasionally in part (but usually with effective sole control over all the ownership interests), in entities that directly or indirectly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees, or collateral unrelated to the property.

We typically structure our mezzanine loans to receive a stated coupon (benchmarked usually against LIBOR, or occasionally against a Treasury index or a swap index).  We may in certain, select instances structure our mezzanine loans to receive a stated coupon plus a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property.  Mezzanine loans may also have prepayment lockouts, penalties, minimum profit hurdles and other mechanisms to protect and enhance returns in the event of premature repayment.

These investments typically range in size from $10 to $50 million, have terms from two to ten years and typically bear interest at a rate of 400 to 1000 basis points over the applicable interest rate index. Some transactions entail the issuance of more than one tranche or class of mezzanine debt.  Mezzanine loans usually have loan-to-value ratios between 75% and 90%.  Mezzanine loans frequently have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms.  We expect to hold these investments to maturity.

Preferred Equity —We originate preferred equity investments in entities that directly or indirectly own commercial real estate. Preferred equity is not secured, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred holders can often enhance their position and protect their equity position with covenants that limit the entity’s activities and grant us the exclusive right to control the property after an event of default. Occasionally, the first mortgage on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause a liquidation, upon a default. Preferred equity typically is more highly leveraged, with loan-to-value ratios of 85% to more than 90%.  We expect our preferred equity to have mandatory redemption dates (that is, maturity dates) that range from three years to five years, and we expect to hold these investments to maturity.

Other Real Estate-Related Investments— We may also make investments in other types of commercial or multi-family real estate assets. These may include acquisitions of real property and debt issued by REITs or other real estate companies. We have authority to issue our common stock or other equity or debt securities in exchange for property. Subject to gross income and asset tests necessary for REIT qualification, we may also invest in securities of other REITs, or other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Some of these investments may be equity interests in properties with no stated maturity or redemption date, or long-term leasehold interests with expiration dates as long as 40 years beyond the date of our investment. We expect to hold these investments for between several months and up to ten years, depending upon the risk profile of the investment and our investment rationale. The timing of our sale of these investments, or of their repayment, will frequently be tied to certain events involving the underlying property, such as new tenants or superior financing.

As of December 31, 2004, our Investment portfolio, net of origination fees and discounts, was comprised of the following (in thousands);

Investment Type	Carrying Value
Whole loans	$155,215
Subordinate mortgage interests	240,502
CMBS	10,898
$406,615

We monitor our portfolio periodically and prior to each acquisition to confirm that we continue to qualify for the exemption from registration under the Investment Company Act provided by Section 3(c)(5)(C) of the Investment Company Act. We generally expect permanent loans, bridge loans, whole pool mortgage-backed securities and certain distressed debt securities to be qualifying assets under the Section 3(c)(5)(C) exemption from the Investment Company Act and make investments so that at least 55% of our portfolio is comprised of qualifying assets.  The treatment of distressed debt securities as qualifying assets is based on the characteristics of the particular type of loan, including its foreclosure rights. Junior (first loss) interests in mortgage-backed securities pools may constitute qualifying assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Similarly, B Notes may constitute qualifying assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgage and that we may act as the controlling class or directing holder of the note.  We generally do not treat mezzanine loans and preferred equity investments as qualifying assets.  In addition to making investments of qualifying assets, we also make investments so that at least 80% of our portfolio is comprised of real estate-related assets.  We expect that all of these classes of investments will be considered real estate-related assets under the Investment Company Act for purposes of the 80% investment threshold. Qualification for this exemption will limit our ability to make certain investments.

On occasion, we utilize a special servicer, which in some instances may be an affiliate of us or SL Green, to manage, modify and resolve loans and other investments that fail to perform under the terms of the loan agreement, note, indenture, or other governing documents. We will typically negotiate for the right to appoint a special servicer as part of the origination or purchase of an investment. Special servicers are most frequently employed in connection with whole loans, B Notes and first-loss classes of commercial mortgage-backed securities. The rights of the special servicer, which are typically subject to a servicing standard that requires the special servicer to pursue remedies that maximize the recovery of investment principal, typically include, among other things, the right to foreclose upon the loan collateral after an event of default.

Where we use a special servicer, our rights, including foreclosure rights we hold, are found in the agreements among the lenders or holders of notes, such as intercreditor or participation agreements. Where we hold unilateral foreclosure rights, those rights generally become exercisable upon the occurrence of events of default, such as nonpayment of the debt. In certain circumstances we may lose our foreclosure rights. For example, where the appraised value of the collateral for the debt falls below agreed levels relative to the total outstanding debt, we may lose our foreclosure rights, which are then exercisable by the holder of more senior debt. Generally, we do not expect SL Green or its affiliates to hold these types of senior debt where we hold a more junior instrument.

While we intend to hold our investments to maturity, in all instances we may sell an investment prior to its stated maturity for reasons of risk management, liquidity, changing investment objectives, or regulatory requirements.

Financing Strategy

We use debt financing in various forms in an effort to increase the size of our portfolio and potential returns to our stockholders. Access to low-cost capital is crucial to our business, since we earn income based on the spread between the yield on our investments and the cost of our borrowings.

Our financing strategy focuses on the use of match-funded financing structures. This means that we seek to match the maturities of our financial obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our cash flow and earnings. In addition, we match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating rate assets are financed with floating rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allows us to reduce the impact on our cash flow and earnings of changing interest rates.  At December 31, 2004, approximately 90% of our investments, when measured by carrying value, were floating rate instruments based on LIBOR.  These investments had a weighted average remaining term to initial maturity of 22.4 months.  The remaining 10% of our investments carried fixed rates of interest, although we have entered into swap contracts that convert substantially all of the floating rate financing expenses against these assets to fixed rate expenses to eliminate basis risk.

We use short-term financing in the form of our revolving credit facilities, repurchase agreements, bridge financings and bank warehousing facilities, prior to the implementation of longer-term match-funded financing.  At December 31, 2004, we had approximately $238.9 million outstanding under our repurchase facility with Wachovia Capital Markets, LLC.  Under our facilities with Wachovia Capital Markets LP, an event of default will be triggered if GKK Manager LLC ceases to be the Manager.  For longer-term funding, we intend to utilize securitization structures, including collateralized debt obligations (“CDO”), as well as other match-funded financing structures. Collateralized debt obligations are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage-backed securities, B Notes, mezzanine loans and REIT debt. Like typical securitization structures, in a CDO the assets are pledged to a trustee for the benefit of the holders of the bonds. The bonds may be rated by one or more rating agencies. One or more classes of the bonds are marketed to a wide variety of fixed income investors, which enables the CDO sponsor to achieve a relatively low cost of long-term financing. We believe that CDO’s are a suitable long-term financing vehicle for our investments because they will enable us to maintain our strategy of funding substantially all of our assets and related liabilities using the same LIBOR benchmark, lock-in a long-term cost of funds tied to LIBOR, and reduce the risk that we have to refinance our liabilities prior to the maturities of our investments.

We use different levels of leverage depending on the specific risk-return characteristics of each investment type. For example, we generally use more leverage with whole loans than mezzanine loans. We anticipate our overall leverage will be 70% to 80% of the carrying value of our assets; but our actual leverage depends on our mix of assets.  At December 31, 2004, our leverage as a percentage of total asset value was 46% due to our management’s decision to fully deploy all of our proceeds from our initial public offering before utilizing our secured credit facilities.  The average advance rate against investment assets pledged under our credit facility with Wachovia was 75%.

Our charter and bylaws do not limit the amount of indebtedness we can incur. Our leverage policy permits us to leverage up to 80% of the carrying value of our assets. Our board of directors has discretion to deviate from or change our indebtedness policy at any time. However, we maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the interest income from our investments. These conditions could occur, for example, due to credit losses or when, due to interest rate fluctuations, interest income on our investment lags behind interest rate increases on our borrowings, which are predominantly variable rate. We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

In addition, we continuously evaluate other souces of long-term debt and hybrid debt/equity capital, including perpetual preferred equity and trust preferred equity, which may be available to us on competitive market pricing and terms.

Origination, Underwriting and Asset Management

Our Manager and SL Green provide all of our critical investment selection, asset management, servicing and portfolio management and reporting functions from loan origination to disposition.  Our origination and underwriting is based on careful review and preparation, and generally proceeds as follows:

•                                          All investments are analyzed for consistency with investment parameters developed by our Manager and adopted by our board of directors;

•                                          All transactions considered for funding are presented at a weekly pipeline meeting attended by our Manager’s senior executive officers; and

•                                          All financing applications, conditional commitments and submissions to the credit committee must be approved by a managing director of our Manager.

The affirmative vote of all members of a credit committee consisting of all senior officers of our Manager plus our chief executive officer is necessary to approve all transactions over $3 million. The investment committee of our board of directors must unanimously approve all transactions involving commitments over $15 million; the full board of directors must approve investments over $50 million. Our Manager has full discretion with respect to investments under $15 million.

The stages of the investment process are described in more detail below.

Origination

Our Manager is primarily responsible for originating all of our assets. In addition to SL Green’s existing customer base, our Manager utilizes an extensive national network of relationships with property owners, developers, mortgage loan brokers, commercial and investment banks and institutional investors. This network has been developed by the senior managers of the Manager and senior executives of SL Green over more than 15 years.  We originate investments in direct transactions with borrowers, we co-originate with or acquire existing assets from third parties, primarily financial institutions, and we may occasionally co-invest with SL Green and its affiliates.  We have been growing our platform on a national scale through the creation of strategic partnerships and hiring additional originators who are responsible for generating new financing opportunities. At December 31, 2004 and for the period since inception, approximately 48% of our investments were directly originated by us while the remaining 52% were co-originated with third parties.  Once potential investment opportunities have been identified, our Manager determines which financing products best meet the borrower’s needs. Our Manager works to optimize pricing and structure and create a favorable transaction for us while meeting our borrower’s needs. After identifying a suitable structure, our Manager works with the borrower to prepare a loan application and an initial review of the investment before committing underwriting resources. Once a loan is identified as suitable, it is underwritten by our Manager’s team of experienced underwriters.

Underwriting

Once a potential investment has been identified, our Manager’s underwriters perform comprehensive financial, structural, operational and legal due diligence to assess the risks of the investment. Our Manager’s underwriters analyze the loan application package and conduct follow-up due diligence on each borrower as part of the underwriting process. The Manager’s underwriters generally review the following criteria as part of the underwriting process:

•                                          the historic, in-place and projected property revenues and expenses;

•                                          the potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies;

•                                          on higher leverage loans secured by leased properties, accountants may be engaged to audit operating expense recovery income;

•                                          the property’s location and its attributes;

•                                          the valuation of the property based upon financial projections prepared by our Manager’s underwriters and confirmed by an independent “as is” and/or “as stabilized” appraisal;

•                                          market assessment, including, review of tenant lease files, surveys of property sales and leasing comparables based on conversations with local property owners, leasing brokers, investment sales brokers and other local market participants, and an analysis of area economic and demographic trends, and a review of an acceptable mortgagee’s title policy;

•                                          market rents, and in the case of certain high-leverage loans, leasing projections for major vacant spaces and near-term vacancies, to be provided by a leasing broker with local knowledge;

•                                          structural and environmental review of the property, including review of engineering and environmental reports and a site inspection, to determine future maintenance and capital expenditure requirements;

•                                          the requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property, casualty and liability insurance;

•                                          the “Underwritten Net Cash Flow” for a property, which is a set of calculations and adjustments prepared for the underwriting process to assist in evaluating a property’s cash flows. The Underwritten Net Cash Flow is generally the estimated stabilized annual revenue derived from the use and operation of the property (consisting primarily of rental income and reimbursement of expenses where applicable) after an allowance for vacancies, concessions and credit losses, less estimated stabilized annual expenses;

•                                          credit quality of the borrower through background checks and review of financial strength and real estate operating experience; and

•                                          the loan documents, to ensure that we have the necessary protections, rights and remedies.

Key factors that are considered in credit decisions include, but are not limited to, debt service coverage, loan-to-value ratios and property and financial and operating performance. Consideration is also given to other factors such as the experience, financial strength, reputation, and investment track record of the borrower, additional forms of collateral and identified likely strategies to effect repayment. Our Manager will continue to refine its underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve. Once diligence is completed and our Manager has reviewed the Underwritten Net Cash Flow, sponsorship and the deal structure, our Manager determines the level in the capital structure at which an investment will be made and the required legal and structural protections.

Servicing and Asset Management

SL Green services substantially all of our assets through a sub-contract with our Manager. The loan servicing platform is designed to provide timely, responsive customer service as well as accurate and timely information for account follow-up, financial reporting and management review. In addition, the servicing operations include enforcement of the loan documents and standard asset management functions, including monitoring of property performance and condition and market analysis. The asset management group monitors the investments to identify any potential underperformance of the asset and work with the borrower to remedy the situation in an expeditious manner in order to mitigate any effects of underperformance. The asset manager is responsible for understanding the borrower’s business plan with respect to each collateral property and monitoring performance measured against that plan. We differentiate ourselves by leveraging our Manager’s real estate knowledge and proactive approach to asset management by providing approvals and processing requests on a more timely and efficient basis. We believe that asset management is a vital component of the borrower and lender relationship because it leaves a lasting positive impression, and our ability to gain mutual respect with our borrowers and quickly respond to their needs will help us to develop strong and meaningful relationships that will lead to repeat business.

Operating Policies

Investment and Borrowing Guidelines

We operate pursuant to the following general guidelines for our investments and borrowings:

•                                          no investments are made that would cause us to fail to qualify as a REIT;

•                                          no investments are made that would cause us to be regulated as an investment company under the Investment Company Act;

•                                          substantially all assets are financed through securitization, syndication and secured borrowings, and assets intended for inclusion in traditional securitization transactions will be hedged against movements in the applicable swap yield through customary techniques;

•                                          hedging is done through the bank providing the related credit facility on market terms, or through other dealers. We engage an outside advisory firm to assist in monitoring hedges and advising management on the appropriateness of such hedges;

•                                          our leverage generally will not exceed 80% of the carrying value of our assets; and

•                                            we will not co-invest with SL Green or any of its affiliates unless the terms of such transaction are approved by a majority of our independent directors.

These investment guidelines may be changed by our board of directors without the approval of our stockholders.

Origination Agreement

We have an origination agreement with SL Green pursuant to which SL Green will not originate, acquire or participate in fixed income investments in the United States, subject to certain conditions and exclusions described below. Fixed income investments include debt obligations or interests in debt obligations bearing a fixed-rate of return and collateralized by real property or interests in real property.

SL Green has also agreed not to acquire, originate or participate in preferred equity investments which bear a fixed rate of return in the United States, unless we have determined not to pursue that opportunity.

Under the agreement, SL Green has the following rights:

(a)          to retain any fixed income investments and/or preferred equity investments it owned or committed to own on the date of our initial public offering;

(b)         to originate fixed income investments or acquire interests in fixed income investments and/or preferred equity investments in connection with the sale of any real estate or real estate-related assets or fixed income investments it currently owns or owns at any future time, in part or whole, directly or indirectly;

(c)          to originate or acquire fixed income and/or preferred equity investments that provide a rate of return tied to the cash flow, appreciation or both of the underlying real property or interests in real property;

(d)         to modify or refinance any portion of the investments in item (a), (b) or (c) above including, but not limited to, changes in principal, rate of return, maturity or redemption date, lien priority, return priority and/or borrower; and

(e)          to originate, acquire or participate in any distressed debt, where there is a payment default, an acceleration, bankruptcy or foreclosure, when a default is highly likely because the loan-to-value ratio is over 100% or when the debt service exceeds the available cash flow from the property on both a current and projected basis.

We will agree that we will not:

•                                          acquire real property in metropolitan New York and Washington, D.C. (except by foreclosure or similar conveyance) resulting from a fixed income investment;

•                                          originate or acquire investments described in (c) above or distressed debt, in each case located in metropolitan New York or Washington, D.C.; and

•                                          originate or acquire participations in any investments described in item (b) or (d) above.

We will also agree that, when we acquire direct or indirect ownership interests in property in metropolitan New York or Washington D.C. by foreclosure or similar conveyance, SL Green will have the right to purchase the property at a price equal to our unpaid asset balance on the date we foreclosed or acquired the asset, plus interest at the last stated contract (non-default) rate and, to the extent payable by the borrower under the initial documentation evidencing the property, legal costs incurred by us directly related to the conveyance and the fee, if any, due upon the repayment or prepayment of the investment which is commonly referred to as an “exit fee” (but not including default interest, late charges, prepayment penalties, extension fees or other premiums of any kind) through the date of SL Green’s purchase (this amount is called “Par Value”). If we seek to sell the asset and receive a bona fide third party offer to acquire the asset for cash that we desire to accept, SL Green may purchase the asset at the lower of the Par Value or the third party’s offer price. If the asset is not sold within one year, SL Green has the right to purchase the property at its appraised value. The appraised value will be determined as follows: we will select an appraiser and SL Green will select an appraiser, who will each appraise the property. These two appraisers jointly will select a third appraiser, who will then choose one of the two appraisals as the final appraised value. These rights may make it more difficult to sell such assets because third parties may not want to incur the expense and effort to bid on assets when they perceive that SL Green may acquire them at the lower of the same terms proposed by the third party or Par Value. As a result, we may not receive the same value on the sale of such assets as we might receive from an independent third party submitting an offer through a competitive bidding process.

SL Green has a right of first offer to acquire any distressed debt which we decide to sell.

In the event the Management Agreement is terminated for cause by us or if neither SL Green nor any of its affiliates shall be the managing member of our Manager, then the non-compete provisions in the origination agreement will survive such termination for a period of one year with respect only to potential investments by us as to which our Manager has commenced due diligence.

Hedging Activities

We use derivative instruments, including forwards, futures, swaps and options, in our risk management strategy to limit the effects of changes in interest rates on our operations. Our primary hedging strategy consists of entering into interest rate swap contracts.

Additionally, we may in certain select instances choose to hedge our exposure to fluctuations in commercial mortgage-backed securities credit spreads by purchasing swaps written against a broad-based commercial mortgage-backed securities index. The value of our forwards, futures and swaps may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of the risk in our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. Since most of our hedging activity covers the period between origination or purchase of loans and their eventual sale or securitization, unmatched losses in our hedging program will tend to occur when the planned securitization fails to occur, or if the hedge proves to be ineffective. We continuously monitor the effectiveness of our hedging strategies and adjust our strategies as appropriate. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, other hedging instruments and such other hedging instruments as may be developed in the future and which we determine are suitable to achieve our hedging objectives.

We have retained the services of an outside financial services firm with expertise in the use of derivative instruments to advise us on our overall hedging strategy, to effect hedging trades, and to provide the appropriate designation and accounting of all hedging activities from a GAAP and tax accounting and reporting perspective.

These instruments are used to hedge as much of the interest rate risk as our Manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. To the extent that we enter into a hedging contract to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that we derive from the contract is qualifying income for purposes of the REIT 95% gross income test, but not for the 75% gross income test. Our Manager can elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.

Disposition Policies

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Equity Capital Policies

Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate.

We may, under certain circumstances, repurchase our common stock in private transactions with our stockholders if those purchases are approved by our board of directors. Our board of directors has no present intention of causing us to repurchase any shares, and any action would only be taken in conformity with applicable federal and state laws and the applicable requirements for qualifying as a REIT, for so long as our board of directors concludes that we should remain a REIT.

Other Policies

We operate in a manner that will not subject us to regulation under the Investment Company Act. We may invest in the securities of other issuers for the purpose of exercising control over such issuers. We do not underwrite the securities of other issuers.

Future Revisions in Policies and Strategies

Our board of directors has the power to modify or waive our investment guidelines, policies and strategies. Among other factors, developments in the market that either affect the policies and strategies mentioned herein or that change our assessment of the market may cause our board of directors to revise our investment guidelines, policies and strategies. However, if such modification or waiver involves the relationship of, or any transaction between, us and our Manager or any affiliate of our Manager, the approval of a majority of our independent directors is also required. We may not, however, amend our charter to change the requirement that a majority of our board of directors consist of independent directors or the requirement that a majority of our independent directors approve related party transactions without the approval of two-thirds of the votes entitled to be cast by our stockholders.

Acquisitions

During the year ended December 31, 2004 we acquired, either through direct origination, co-origination with third parties, or acquisition from third parties, the following investments (in thousands):

Investment Type	Underlying Property Type	Carrying Value	Principal Outstanding	Senior Financing	Effective Maturity Date (1)	Interest Payment Rate (2)
CMBS	Office	$10,898	$11,847	$109,996	December 2007	8.544% - 10.736%
Subordinate mortgage interests:
C Note	Office	24,728	25,000	190,000	July 2006	LIBOR + 3.00%
D Note	Office	19,782	20,000	215,000	July 2006	LIBOR + 7.50%
		44,510	45,000	405,000
Subordinate mortgage interests:
C Note	Office	34,286	34,440	275,405	July 2007	LIBOR + 5.00%
D Note	Office	32,875	34,439	309,900	July 2007	LIBOR + 12.50%
		67,161	68,879	585,305
Subordinate mortgage interest	Office	31,215	36,500	255,500	November 2009	5.41% (4)
Subordinate mortgage interest	Multifamily	9,906	10,000	50,300	February 2007	LIBOR + 6.30%
Whole loan	Hotel	42,000	42,000	—	April 2005	LIBOR + 5.25%
Subordinate mortgage interest	Golf Courses	47,954	47,954	467,000	February 2006	LIBOR + 5.50%
Whole loan (3)	Other	28,723	29,094	—	November 2006	LIBOR + 3.50%
Subordinate mortgage interest	Office	4,952	5,000	68,000	August 2006	LIBOR + 7.00%
Subordinate mortgage interest
C Note	Office	17,402	17,500	85,000	November 2006	LIBOR + 2.75%
D Note	Office	17,402	17,500	102,500	November 2006	LIBOR + 7.25%
		34,804	35,000	187,500
Whole loan	Office/ Industrial	84,492	84,704	—	September 2007	LIBOR + 3.05%
		$406,615	$415,978	$2,128,601

(1) Reflects the initial maturity of the investment and does not consider any options to extend that are at the discretion of the borrower.

(2) All variable-rate loans are based on 30-day LIBOR and reprice monthly.

(3) There is an obligation to fund an additional $11 million to the borrower. This obligation is contingent upon the borrower’s ability to obtain the appropriate approvals to continue their acquisition of parcels of land for development which would serve as additional collateral on the loan.  Should the borrower not be granted these approvals, there is no future obligation to fund.

(4) The effective yield of the investment is 8.29% taking into consideration our purchase discount.

Competition

Our net income depends, in large part, on our ability to originate investments with spreads over our borrowing cost. In originating these investments, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we have. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the available investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards.

To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our origination volume and profit margins for our investment portfolio could be adversely affected. Our competitors may also be willing to accept lower returns on their investments and may succeed in originating or acquiring the assets that we have targeted for origination or acquisition. Although we believe that we are well positioned to compete effectively in each facet of our business, there is considerable competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter further increased competition in the future that could limit our ability to conduct our business effectively.

Industry Segments

We are focused on originating and acquiring loans and other securities related to commercial real estate and currently operate in only one segment.

Employees

We do not currently have any employees, nor do we anticipate hiring any employees in the near term. Our executive officers and other staff are all employed by our Manager or SL Green who are then reimbursed for the cost of these employees through a management fee and outsourcing fee, respectively, under the requirements of our Management Agreement and Outsourcing Agreement.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. Absent succeeding to ownership or control of real property, a secured lender is not likely to be subject to any of these forms of environmental liability. We are not currently aware of any environmental issues which could materially affect the Company.

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other trends of the real estate industry, debt capital and commercial markets, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our Manager’s experience and our Manager’s perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  These assumptions, risks and uncertainties include, but are not limited to:

•                  the success or failure of our efforts to implement our current business strategy;

•                  economic conditions generally and in the commercial finance and commercial real estate markets specifically;

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

•                  GKK Manager LLC remaining as our Manager;

•                  our ability to qualify as a REIT in any taxable year;

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

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 2.                             PROPERTIES

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170.  We can be contacted at (212) 297-1000.  We maintain a website at www.gramercycapitalcorp.com.

ITEM 3.                             LEGAL PROCEEDINGS

As of December 31, 2004, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our Manager.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2004.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange (“NYSE”) on August 2, 2004 under the symbol “GKK.” On March 16, 2005, the reported closing sale price per share of common stock on the NYSE was $21.61 and there were approximately 23 holders of record of our common stock.  The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE since our initial public offering and the distributions paid by us with respect to the periods indicated.

Quarter Ended	High	Low	Dividends
September 30, 2004 (from August 2, 2004)	$16.20	$14.00	$0.00
December 31, 2004	$21.30	$15.20	$0.15

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter.  We expect to continue our policy of generally distributing 100% of our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends” for additional information regarding our dividends.

We declared a quarterly dividend of $0.15 per share, payable on January 14, 2005, for stockholders of record of our common stock on December 31, 2004.

SALE OF UNREGISTERED AND REGISTERED SECURITIES

On December 3, 2004 we sold 5,500,000 shares of common stock, at a price of $17.27 per share, through a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 were sold to SL Green Operating Partnership, L.P., an affiliate of SL Green Realty Corp., pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock.  After the private placement, SL Green Operating Partnership, L.P. owned 4,710,000 shares of our common stock.  On December 31, 2004, 2,000,000 shares sold in the offering were issued.  The remaining 3,500,000 shares were issued on January 3, 2005.  At December 31, 2004 $60.5 million was held in a stock subscription receivable representing the value of the 3,500,000 shares that were settled in January 2005.  The gross proceeds from the offering (approximately $95.0 million) were used to fund additional investments, repay borrowings and for general corporate purposes.

USE OF PROCEEDS

On August 2, 2004, we consummated the initial public offering of our common stock, $0.001 par value per share.  The underwriters for the offering were Wachovia Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and JMP Securities LLC.  The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-114673) on Form S-11 that was declared effective by the Securities and Exchange Commission on July 27, 2004.  All 12,500,000 shares of common stock registered under the Registration Statement were sold at a price to the public of $15.00 per share, generating gross proceeds of approximately $187.5 million.  The net proceeds to us were approximately $172.9 million after deducting an aggregate of approximately $14.6 million in underwriting discounts and commissions paid to the underwriters and other offering expenses, including a $1.6 million reimbursement to SL Green for organization and offering expenses incurred on our behalf, and $800,000 to reimburse SL Green for a consulting fee of $400,000 paid by SL Green to each of Messrs. Foley and Hall.  SL Green owns slightly more than 25% of our outstanding common stock.  All of the shares of common stock were sold by us and there were no selling stockholders in the offering.  The offering did not terminate until after the sale of all of the securities registered on the Registration Statement, which occurred on August 2, 2004.

We contributed the net proceeds from the offering to the Operating Partnership to make investments in commercial real estate-related loans and securities and for general corporate purposes, including financing and operating expenses and other expenses of our company.

ITEM 6.                             SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Operating Data

(In thousands, except per share data)	For the Period April 12, 2004 (formation) through December 31, 2004
Total revenue	$7,151
Interest expense	1,463
Management fees	1,965
Depreciation and amortization	38
Marketing, general and administrative	1,358
Total expenses	4,824
Income from continuing operations	2,327
GKK formation costs	275
Income available to common stockholders	$2,052
Net income per common share -Basic	$0.15
Net income per common share -Diluted	$0.15
Cash dividends declared per common share	$0.15
Basic weighted average common shares outstanding	13,348
Diluted weighted average common shares and common share equivalents outstanding	13,411

Balance Sheet Data

(In thousands)	As of December 31, 2004
Loans and other lending investments, net	$395,717
Commercial mortgage backed securities, net	10,898
Total assets	514,047
Credit facilities	238,885
Total liabilities	245,088
Stockholders’ equity	268,959

Other Data

(In thousands)	For the Period April 12, 2004 (formation) through December 31, 2004
Funds from operations (1)	$2,052
Cash flows provided by operating activities	1,145
Cash flows used in investing activities	(407,056)
Cash flows provided by financing activities	444,805

(1) FFO is a widely recognized measure of REIT performance.  We compute FFO in accordance with standards established by the

National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.  The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs.  FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs, providing perspective not immediately apparent from net income.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

A reconciliation of FFO to net income computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds From Operations”.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a commercial real estate specialty finance company formed in April of 2004 focused on originating and acquiring, for our own account, whole loans, bridge loans, subordinate interests in whole loans, permanent loans, distressed debt, mortgage-backed securities, mezzanine loans, preferred equity interests in entities that own commercial real estate.  We conduct substantially all of our operations through our operating partnership, GKK Capital LP.  We are externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp.  We have elected to be taxed as a REIT under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders.  However, we may establish taxable REIT subsidiaries to effect various taxable transactions.  Those taxable REIT subsidiaries would incur federal, state and local taxes on the taxable income from their activities.  Unless the context requires otherwise, all references to “we,” “our” and “us” means Gramercy Capital Corp.

In each financing transaction we undertake, we seek to control as much of the capital structure as possible in order to be able to identify and retain that portion that provides the best risk adjusted returns.  This is generally achieved through the direct origination of whole loans, the ownership of which permits a wide variety of syndication and securitization executions to achieve excess returns.  By providing a single source of financing for developers and sponsors, we intend to streamline the lending process, provide greater certainty for borrowers and retain the high yield debt instruments that we manufacture.  By creating, rather than buying, whole loans, subordinate mortgage participations, mezzanine debt and preferred equity, we strive to deliver superior returns to our shareholders.

Since our inception, we have completed transactions in a variety of markets and secured by several property types, while maintaining concentrations in the Tri-State region and the office sector in which we have a strong presence.  During this period, the market for commercial real estate debt has continued to demonstrate low rates of default, high relative returns and tremendous inflows of capital.  Consequently, the market for debt instruments has evidenced declining yields and more flexible credit standards and loan structures.  In particular, “conduit” originators who package whole loans for resale to investors have driven down debt yields while maintaining substantial liquidity because of the strong demand for the resulting securities.  When working with a securitized lender, we focus on opportunities where we can co-originate in order to assist with underwriting and structuring loan terms. Consequently, in most of the secondary market transactions we have closed to date, we have avoided first loss risk. We have also focused on whole loan origination in markets and transactions where we have an advantage due to knowledge or relationships we have or our largest shareholder, SL Green, has or where we have an ability to assess and manage risks over time.  In this environment we look for areas where we have comparative advantages rather than competing for product merely on the basis of yield or structure.  Because of the significant increase in the value of institutional quality assets relative to historic norms, we typically focus on positions in which a customary refinancing at loan maturity would provide for a return of our investment.  Because of our relatively small size at this time, we can meet our growth objectives with a moderate amount of new investment activity.

Because of the high relative valuation of debt instruments in the current market and a generally increasing rate environment, we have carefully managed our exposure to interest rate changes that could affect our liquidity.  We generally match our assets and liabilities in terms of base interest rate (generally 30-day LIBOR) and expected duration.  We raised $95.0 million of additional equity in December 2004 and January 2005 to reduce our outstanding indebtedness and maintain sufficient liquidity for our investment portfolio.  We continue to assess the utilization of a variety of structured financing techniques to extend the duration of our liabilities and create financing with availability and advance rates that are not subject to prevailing market conditions.  We continue to assess whether an issuance of a CDO would achieve our financing and return objectives.  While our exposure to market conditions would generally increase as we approach the consumation of a CDO, we continue to carefully manage our liquidity.

As of December 31, 2004, we held investments of approximately $406.6 million, net of origination fees and discounts.  The aggregate carrying values, allocation by product type and weighted average coupons of our investments as of December 31, 2004 were as follows:

	Investments net of fees and discounts ($ in thousands)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR
Whole Loans	$155,215	38%	—	373	bps
Subordinate Investments, Floating Rate	209,286	51%	—	640	bps
Subordinate Investments, Fixed Rate	31,216	8%	9.57%	—
Commercial Mortgage Backed Securities	10,898	3%	13.49%	—
Total / Average	$406,615	100%	10.58%	526	bps

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of the Annual Report on Form 10-K.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, known as GAAP. These accounting principles require us to make some complex and subjective decisions and assessments.  Our most critical accounting polices involve decisions and assessments which could significantly affect our reported assets, liabilities and contingencies, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time.  We evaluate these decisions and assessments on an ongoing basis.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified our most critical accounting policies to be the following:

Loans and Investments

Loans held for investment intended to be held to maturity are carried at cost, net of unamortized loan origination costs and fees, unless such loan or investment is deemed to be impaired.  At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception of the investment.  We did not own any preferred equity investments at December 31, 2004.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  There was no loan loss allowance at December 31, 2004.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

In accordance with applicable GAAP, mortgage-backed securities are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations.  The Company had no investments as of December 31 2004 that were accounted for as trading securities.

Valuations of Mortgage-Backed Securities

All mortgage-backed securities are carried on the balance sheet at fair value.  We determine the fair value of mortgage-backed securities based on the types of securities in which we have invested.  For liquid, investment-grade securities, we consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments.  For non-investment grade securities, we actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows.  The value of the securities is derived by applying discount rates to such cash flows based on current market yields.  The yields employed may be obtained from the experience of our Manager in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments.  Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes.  Different judgments and assumptions could result in different presentations of value.

When the fair value of an available-for-sale security is less than the amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security (for example, whether the security will be sold prior to the recovery of fair value).  If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and this loss is realized and charged against earnings.  The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

Revenue Recognition

Interest income on debt investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.  Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.  Fees on commitments that expire unused are recognized at expiration.  Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to us, in an investment, in the form of a guarantee, are recognized over the term of that guarantee.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  As of December 31, 2004, we did not have an allowance for credit losses.

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interest will be entitled to receive quarterly profit distributions based on our financial performance.  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in the Operating Partnership and to common stockholders.  No amounts were earned or accrued under this agreement as of December 31, 2004.

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

FASB No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” requires us to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions.  Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management.

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

Results of Operations

For the period from April 12, 2004 (formation) through December 31, 2004 (dollars in thousands)

Revenue

Investment income of $6,841 for the period from formation through December 31, 2004 was generated on our whole loans, senior mortgage interests, subordinate mortgage interests and CMBS investments.  $1,204 was earned on fixed rate investments with a weighted average yield of 10.58%.  The remaining $5,637 relates to floating rate investments with a weighted average interest rate of LIBOR plus 5.26%.

Other income of $310 for the period from formation through December 31, 2004 represents interest earned on cash balances, including the proceeds from our initial public offering.

Expenses

Interest expense was $1,463 for the period from formation through December 31, 2004, of which $949 represents interest on borrowings on our master repurchase facility which had a weighted average spread to LIBOR of 199 basis points for the same period.  The remaining balance in interest expense is comprised of $224 of interest expense related to our two interest rate swap contracts and $290 of amortization of deferred financing costs related, primarily, to the closing of our three facilities with Wachovia Capital Markets, LLC.

Management fees of $1,965 for the period from formation through December 31, 2004 represents fees paid or payable to the Manager of $1,349 under our management agreement and fees paid or payable to SL Green Operating Partnership, L.P. of $521 and $95 under our outsourcing and servicing agreements, respectively.  These fees and the relationship between us, the Manager and SL Green Operating Partnership, L.P. are discussed further in “Related Party Transactions”.

Marketing, general and administrative expenses were $1,358 for the period from formation through December 31, 2004, which represents professional fees, stock-based compensation, insurance and general overhead costs.

Stock-based compensation expense included in marketing, general and administrative expenses was $404 for the period from formation through December 31, 2004.  This represents the cost of restricted stock and options granted to certain of our executive officers and directors.  Of the shares of restricted stock issued, approximately 89% will vest equally over a three-year period and the remaining 11% will vest equally over a four-year period.  Of the options granted 59% will vest equally over a three-year period and the remaining 41% will vest equally over a four-year period.  The compensation expense recorded for the quarter and the period from formation through December 31, 2004 represents a ratable portion of the expense of the issuance of these shares over their vesting period.

Capitalization (dollars in thousands)

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200 held by members of our management.  On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $177,600, which was used to fund investments and commence our operations.  As of

December 31, 2004, 312,500 restricted shares had also been issued under our Equity Incentive Plan.  These shares have a vesting period of three to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested.  Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of Gramercy’s Board of Directors.

On December 3, 2004 we sold 5,500,000 shares of common stock under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933 for gross proceeds of approximately $95,000.  A total of 4,225,000 shares were sold to various institutional investors, and an additional 1,275,000 were sold to SL Green Operating Partnership, L.P., an affiliate of SL Green Realty Corp., pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock.  After the private placement, SL Green Operating Partnership, L.P. owned 4,710,000 shares of our common stock. On December 31, 2004, 2,000,000 shares sold in the offering were issued.  The remaining 3,500,000 shares were issued on January 3, 2005.  At December 31, 2004, $60,445 was held in a stock subscription receivable representing the value of the 3,500,000 shares that were settled in January 2005.  The proceeds from this offering were used to fund additional investments, repay borrowings and for general corporate purposes.

On December 31, 2004, we had 18,812,500 shares of common stock outstanding.  A total of 3,500,000 of the 18,812,500 shares outstanding represented a stock subscription receivable and were included in weighted average shares outstanding for purposes of calculating basic earnings per share.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs.  We believe that our principal sources of working capital and funds for additional investments will primarily include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) other forms of financing or securitizations; 4) proceeds from common or preferred equity offerings and, to a lesser extent, 5) the proceeds from principal payments on our investments.  We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.  In addition, an event of default is triggered under our facility with Wachovia Capital Markets LP if the management agreement with GKK Manager LLC is terminated.  Depending on market conditions, our debt financing will be in the range of 70% to 80% of the carrying value of our total assets.  Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties about our Company in connection with such debt.  Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability.  Moreover, our debt may be secured by our assets.  If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal.  If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender.  The lender could also sue us or force us into bankruptcy.  Any such event would have a material adverse effect on our liquidity and the value of our common stock.  In addition, posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets.

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

Market Capitalization

At December 31, 2004, borrowings under our repurchase facilities and our revolving credit facilities represented 38% of our consolidated market capitalization of $626 million (based on a common stock price of $20.60 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2004).  Market capitalization includes our consolidated debt and common stock.

Indebtedness

The table below summarizes borrowings under our Wachovia repurchase facility at December 31, 2004 (dollars in thousands).

Debt Summary:	December 31, 2004
Balance
Fixed rate	$—
Variable rate	238,885
Total	$238,885

Effective interest rate for the year	LIBOR + 1.99%

Repurchase Facilities

We currently have two repurchase facilities with an aggregate of $550 million of total debt capacity.  In August 2004 we closed on a $250 million repurchase facility with Wachovia Capital Markets LP.  This facility was then increased to $350 million on January 3, 2005.  It has an initial term of three years with one 12-month extension option. The facility provides for a pricing rate of a spread of 1.25% to 3.50% over 30-day LIBOR and, based on our investment activities, provides for an advance rate that varies from 50% to 95% based upon the collateral provided under a borrowing base calculation.  The lender has a consent right with respect to the inclusion of investments in this facility, will determine periodically the market value of the investments, and will have the right to require additional collateral if the estimated market value of the included investments declines.   At December 31, 2004 we had an outstanding balance of $238.9 million on this facility at a weighted average spread to LIBOR of 1.99%.  Borrowings under this facility were secured by the following investments (in thousands):

Investment Type	Carrying Value
Whole loans	$113,216
Subordinate mortgage interests	200,745
CMBS	10,898
$324,859

On January 3, 2005 we closed an additional repurchase facility of $200 million with Goldman Sachs Mortgage Company, an affiliate of Goldman Sachs & Co.  This facility has an initial term of three years with one six-month extension option.  This facility provides for a pricing rate of a spread of 1.125% to 2.75% over a 30-day LIBOR and, based on our investment activities, provides for an advance rate that varies from 75% to 90% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia repurchase facility, the lender will have a consent right to the inclusion of investments in this facility, will determine periodically the market value of the investments, and will have the right to require additional collateral if the estimated market value of the included investments declines.

The repurchase facilities require that we pay down borrowings under these facilities as principal payments on our loans and investments are received.

Assets pledged as collateral under these facilities may include stabilized and transitional first mortgage whole loans, first mortgage B-notes, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by us.

Credit Facilities

We currently have two credit facilities with Wachovia Capital Markets LP.  The first facility is a $50 million repurchase facility with a term of two years and also has one 12-month extension option.  This facility bears interest at a spread over LIBOR of 225 basis points.  The advance rate on this facility varies with the collateral being acquired.  Amounts drawn under this facility must be repaid within 210 days.

The second facility is a $25 million revolving credit facility with a term of two years.  Amounts drawn under this facility for liquidity purposes bear interest at a rate equal to a spread over LIBOR of 525 basis points.  Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points.  Amounts drawn under this facility for liquidity purposes must be repaid within 90-days.  Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied.  These covenants are generally more restrictive that those set forth below.  At December 31, 2004 we did not have any borrowings under our credit facilities.

The credit facilities require that we pay down borrowings under these facilities as principal payments on our loans and investments are received.

Restrictive Covenants

The terms of both of our repurchase facilities and our two credit facilities include covenants that (a) limit our maximum total liabilities to no more than 85%, (b) require us to maintain minimum liquidity of at least $10 million for the first two years and $15 million thereafter, (c) our fixed charge coverage ratio shall at no time be less than 1.50 to 1.00, (d) our minimum interest coverage ratio shall at no time be less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129.75 million, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain our REIT status.  Under our facilities with Wachovia Capital Markets LP, an event of default will be triggered if GKK Manager LLC ceases to be the Manager.  As of December 31, 2004, we were in compliance with all such covenants.

Contractual Obligations

Combined aggregate principal maturities of borrowings under our repurchase facilities and revolving credit facilities as of December 31, 2004 are as follows (in thousands):

	Repurchase Facilities	Revolving Credit Facilities	Total
2005	$—	$—	$—
2006	—	—	—
2007	238,885	—	238,885
	$238,885	$—	$238,885

Off-Balance Sheet Arrangements

As of December 31, 2004, we had no off-balance sheet investments.

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

Related Party Transactions (dollars in thousands)

Management Agreement

In connection with our initial public offering, we entered into a Management Agreement with GKK Manager LLC, which provides for an initial term through December 2007 with automatic one-year extension options and is subject to certain termination rights.  We pay the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the Management Agreement).  For the period from April 12, 2004 through December 31, 2004, we paid or had payable an aggregate of approximately $1,349 to the Manager under this agreement.

The Manager and SL Green Operating Partnership, L.P., hold 15 units and 85 units, respectively, of Class B limited partner interests of the Operating Partnership, which represents 100% of all Class B limited partner interests.  SL Green Operating Partnership, L.P. intends to own at least 70 units of the Class B limited partner interests. To provide an incentive for the Manager to enhance the value of the common stock, the Manager and SL Green Operating Partnership, L.P. are entitled through their ownership of Class B limited partner interests of the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  No amounts were earned or accrued under this agreement as of December 31, 2004.

Asset Servicing Agreement and Outsourcing Agreement

We are obligated to reimburse the Manager for its costs incurred under an Asset Servicing Agreement and a separate Outsourcing Agreement between the Manager and SL Green Operating Partnership, L.P.  The Asset Servicing Agreement provides for an annual fee payable by us of 0.15% of the carrying value of our investments, excluding certain defined investments for which other servicing arrangements are executed and further reduced by fees paid directly to outside servicers by Gramercy.  The Outsourcing Agreement provides a fee payable by us of $1,250 per year, increasing 3% annually over the prior year.  For the period from April 12, 2004 through December 31, 2004, we paid or had payable an aggregate of $521 and $95 to the Manager under the Outsourcing and Asset Servicing Agreements, respectively.

During that same period we reimbursed approximately $2,400 to SL Green Operating Partnership, L.P. for organizational costs incurred in connection with the formation of Gramercy, the formation of its affiliates, the initial public offering, and to reimburse $800 in consulting fees paid by SL Green to Messrs. Hall and Foley, our Chief Operating Officer and Chief Financial Officer, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services to Gramercy.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was less than $1 in 2004.

Investments

SL Green Operating Partnership, L.P. has invested $75,000 in a preferred equity interest that is subordinate to Gramercy’s $68,879 investment (“PW/MS”).

Funds from Operations

FFO is a widely recognized measure of REIT performance.  We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.  The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS.  We also use FFO as one of several criteria to determine performance-based bonuses for members of our senior management.  FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs, providing perspective not immediately apparent from net income.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Funds from Operations for the period from April 12, 2004 (formation) through December 31, 2004 are as follows (in thousands):

The Period from April 12, 2004 (formation) through December 31, 2004
Net income available to common stockholders	$2,052
Add:
Depreciation and amortization	327
Less:
Amortization of deferred financing costs and depreciation on non-rental real estate assets	(327)
Funds From Operations – basic	2,052
Dividends on preferred shares	—
Funds From Operations – diluted	$2,052
Cash flows provided by operating activities	1,145
Cash flows used in investing activities	(407,056)
Cash flows provided by financing activities	444,805

Recently Issued Accounting Pronouncements

FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies,” Statement of Financial Accounting Standards No. 57, “Related Party Disclosures,” Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” and rescinds FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5.” It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration. The disclosure requirements are effective December 31, 2002.

FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities,” clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value.  The new standard is effective for interim or annual reporting periods beginning after June 15, 2005.  Because the Company currently recognizes all restricted share and option grants using the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” implementation of SFAS No. 123(R) will have no impact on the Company’s financial statements.

SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate and interest rate risks.

Real Estate Risk

Commercial and multi-family property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of retail, industrial, office or other commercial or multi-family space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs).  In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us.  In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.  Even when a property’s net operating income is sufficient to cover the property’s debt service, at the time a loan is made, there can be no assurance that this will continue in the future.

Interest Rate Risk (dollars in thousands)

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2004 would have increased our annual interest cost by approximately $204, offset by an increase in our investment income of approximately $713.

Our operating results will depend in large part on differences between the income from our assets and our borrowing costs.  Most of our assets and borrowings are expected to be variable-rate instruments that we will finance with variable rate debt.  The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds.  We enter into hedging transactions with respect to all liabilities relating to fixed rate assets in the future.  If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease.  Furthermore, as most of our available financing provides for an ability of the lender to mark our assets to market and make margin calls based on a change in the value of our assets, financing fixed rate assets with this debt creates the risk that an increase in fixed rate benchmarks (such as “swap” yields) would decrease the value of our fixed rate assets.  We have entered into certain swap transactions in anticipation of drawing upon our mark-to-market debt to hedge against this risk.  Some of our loans may be subject to various interest rate floors.  As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns.  Because of our strategies to date, our net income will generally increase if LIBOR increases and decreases if LIBOR decreases, but this may not always be true in the future.  Our exposure to interest rates will also be affected by our overall corporate leverage, which we anticipate will be 70% to 80% of the carrying value of our assets; but our actual leverage depends on our mix of assets.

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results.  Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

The aggregate carrying values, allocation by product type and weighted average coupons of our investments as of December 31, 2004 were as follows:

	Investments net of fees and discounts ($ in thousands)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate : Average Spread over LIBOR
Whole Loans	$155,215	38%	—	373	bps
Subordinate Investments, Floating Rate	209,286	51%	—	640	bps
Subordinate Investments, Fixed Rate	31,216	8%	9.57%	—
Commercial Mortgage Backed Securities	10,898	3%	13.49%	—
Total / Average	$406,615	100%	10.58%	526	bps

As of December 31, 2004, our investment portfolio had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2005	1	$42,000	10.3%
2006	5	160,943	39.6%
2007	4	172,457	42.4%
2008	—	—	—
2009	1	31,215	7.7%
	11	$406,615	100.00%

Weighted average maturity		2.1 years

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2004.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	Notional Value	Strike Rate		Effective Date		Expiration Date		Fair Value
Interest Rate Swap	$10,729	3.36%		8/2004		12/2007		$69
Interest Rate Swap	$31,686	2.25	%(1)	11/2004	(1)	4/2005	(1)	$180

(1)    This swap has a step-up component with a strike rate of 3.86%, an effective date of April 2005 and an expiration of November 2009.  The total fair value of the initial swap and the step-up provisions are reflected in the fair value stated above.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

GRAMERCY CAPITAL CORP.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and April 12, 2004
Consolidated Statement of Income for the year ended December 31, 2004
Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2004
Consolidated Statement of Cash Flows for the year ended December 31, 2004
Notes to Consolidated Financial Statements

Schedules

Schedule IV Mortgage Loans on Real Estate as of December 31, 2004

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gramercy Capital Corp.

We have audited the accompanying consolidated balance sheets of Gramercy Capital Corp. as of December 31, 2004 and April 12, 2004, and the related consolidated statement of income, shareholders’ equity, and cash flows for the period from April 12, 2004 (formation) through December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gramercy Capital Corp.  at December 31, 2004 and April 12, 2004,  and the consolidated results of its operations and its cash flows for the period from April 12, 2004 (formation) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
January 19, 2005,
except for Note 19, as to which the date is
February 24, 2005

Gramercy Capital Corp.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2004	April 12, 2004
Assets:
Cash and cash equivalents	$39,094	$200
Restricted cash	1,901	—
Loans and other lending investments, net	395,717	—
Commercial mortgage backed securities, net	10,898	—
Stock subscriptions receivable	60,445	—
Accrued interest	2,921	—
Deferred financing costs	2,044	—
Deferred costs	189	—
Derivative instruments, at fair value	249	—
Other assets	589	—
Total assets	$514,047	$200

Liabilities and Stockholders’ Equity:
Credit facilities	$238,885	$—
Management fees payable	416	—
Dividends payable	1,951	—
Accounts payable and accrued expenses	1,935	—
Other liabilities	1,901
Total liabilities	245,088	—

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 18,812,500 (3,500,000 as a stock subscription) and 500,000 shares issued and outstanding at December 31, 2004 and April 12, 2004, respectively	19	1
Additional paid-in-capital	268,558	199
Accumulated other comprehensive income	282	—
Retained earnings	100	—
Total stockholders’ equity	268,959	200
Total liabilities and stockholders’ equity	$514,047	$200

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statement of Income
(Amounts in thousands, except per share data)

For the Period April 12, 2004 (formation) through December 31, 2004
Revenues
Investment income	$6,841
Other income	310
Total revenues	7,151

Expenses
Interest expense	1,463
Management fees	1,965
Depreciation and amortization	38
Marketing, general and administrative	1,358
Total expenses	4,824

Income from continuing operations	2,327

GKK formation costs	275

Net income available to common stockholders	$2,052

Basic earnings per share:
Net income available to common stockholders	$0.15
Diluted earnings per share:
Net income available to common stockholders	$0.15
Basic weighted average common shares outstanding	13,348
Diluted weighted average common shares and common share equivalents outstanding	13,411

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands, except share data)

			Additional Paid- In-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive Income
	Common
	Stock
	Shares	Par Value
Balance at April 12, 2004	500	$1	$199	$—	$—	$200	$—
Net income					2,052	2,052	2,052
Net unrealized gain on derivative instruments				282		282	282
Net proceeds from common stock offerings	18,000	18	267,955			267,973
Stock-based compensation – fair value			404			404
Deferred compensation plan, net	313	—				—
Cash distributions declared					(1,952)	(1,952)
Balance at December 31, 2004	18,813	$19	$268,558	$282	$100	$268,959	$2,334

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statement of Cash Flows
(Amounts in thousands)

For the Period April 12, 2004 (formation) through December 31, 2004
Operating Activities
Net income available to common stockholders	$2,052
Adjustments to reconcile net income available to common stockholders to net cash provided by operating activities:
Depreciation and amortization	38
Amortization of discount on investments	253
Changes in operating assets and liabilities:
Accrued interest	(2,921)
Other assets	(628)
Management fees payable	416
Accounts payable, accrued expenses and other liabilities	1,935
Net cash provided by operating activities	1,145
Investing Activities
New investment originations	(407,603)
Principal collections on investments	736
Deferred loan costs	(189)
Net cash used in investing activities	(407,056)
Financing Activities
Proceeds from credit facilities	238,885
Net proceeds from sale of common stock	266,458
Stock subscription receivable	(60,445)
Deferred financing costs	(2,044)
Dividends payable	1,951
Net cash provided by financing activities	444,805
Net increase in cash and cash equivalents	38,894
Cash and cash equivalents at beginning of period	200
Cash and cash equivalents at end of period	$39,094

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
December 31, 2004

1.     Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”), was organized in Maryland on April 1, 2004, as a commercial real estate specialty finance company focused on originating and acquiring whole loans, bridge loans, subordinate interests in whole loans, permanent loans, distressed debt, mortgage-backed securities, mezzanine loans, and preferred equity interests in entities that own commercial real estate, primarily in the United States.

In connection with the completion of our initial public offering on August 2, 2004, Gramercy contributed the proceeds of the offering in exchange for units of limited partnership interest in GKK Capital LP, a Delaware limited partnership, or the “Operating Partnership.”  Substantially all of Gramercy’s operations are conducted through and all assets are held by the Operating Partnership.  Gramercy, as the sole general partner of, and holder of 100% of the common units of, the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership.  Accordingly, we consolidate the accounts of the Operating Partnership.

We are externally managed and advised by GKK Manager LLC, or the “Manager,” a majority-owned subsidiary of SL Green Realty Corp., or SL Green.  At December 31, 2004, SL Green also owned an approximately 25% interest in the outstanding shares of our common stock. We qualified as a real estate investment trust, or “REIT,” under the Internal Revenue Code commencing with our taxable year ending December 31, 2004.  To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income.  Unless the context requires otherwise, all references to “we,” “our,” and “us” means Gramercy Capital Corp.

As of December 31, 2004, we held investments of approximately $406.6 million, net of origination fees and discounts, with an average spread to LIBOR of 526 basis points for our floating rate investments and an average yield of 10.58% for our fixed rate investments.

The balance sheet at April 12, 2004 has been derived from the audited financial statement at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

2.     Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which Gramercy is the primary beneficiary under Financial Accounting Standards Board, or FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires a variable interest entity, or VIE, to be consolidated by its primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.  We have evaluated our investments for potential variable interests by evaluating the sufficiency of the entities equity investment at risk to absorb losses and determined that we are not the primary beneficiary for any of our investments.  Entities which we do not control and entities which are VIE’s, but where we are not the primary beneficiary, are accounted for under the equity method.  All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of interest reserves held on behalf of borrowers.

Loans and Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, unless such loan or investment is deemed to be impaired.  At such time as we invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing, we must determine whether such investment should be accounted for as a loan, joint venture or as real estate at the inception of the investment.  Gramercy did not own any preferred equity investments at December 31, 2004.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  There was no loan loss allowance at December 31, 2004.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

In accordance with applicable GAAP, mortgage-backed securities are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. The Company had no investments as of December 31 2004 that were accounted for as trading securities.

Valuations of Mortgage-Backed Securities

All mortgage-backed securities are carried on the balance sheet at fair value.  We determine the fair value of mortgage-backed securities based on the types of securities in which we have invested.  For liquid, investment-grade securities, we may consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments.  For non-investment grade securities, we actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows.  The value of the securities is derived by applying discount rates to such cash flows based on current market yields.  The yields employed may be obtained from the experience of the Manager in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments.  Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes.  Different judgments and assumptions could result in different presentations of value.

When the fair value of an available-for-sale security is less than the amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security (for example, whether the security will be sold prior to the recovery of fair value).  If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and this loss is realized and charged against earnings.  The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

Revenue Recognition

Interest income on debt investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.  Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.  Fees on commitments that expire unused are recognized at expiration.  Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to Gramercy, in the form of a guarantee are recognized over the term of that guarantee.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  As of December 31, 2004, we did not have an allowance for credit losses.

Deferred Costs

Deferred costs consist of fees and direct costs incurred to originate new investments and are amortized using the effective yield method over the related term of the investment.

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

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 10.  We account for this plan using the fair value recognition provisions of FASB Statement No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.”

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because Gramercy’s plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award.  Gramercy’s policy is to grant options with an exercise price equal to the quoted closing market price of our stock on the business day preceding the grant date.  Awards of stock or restricted stock are expensed as compensation on a current basis over the benefit period.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2004.

2004
Dividend yield	10.0%
Expected life of option	7 years
Risk-free interest rate	4.10%
Expected stock price volatility	18.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interest will be entitled to receive quarterly profit distributions based on our financial performance.  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders.  No amounts were earned or accrued under this agreement as of December 31, 2004.

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

FASB No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective January 1, 2001, requires Gramercy to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions.  Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management. The effect of our derivative instruments on our financial statements is discussed more fully in Note 14.

Income Taxes

Gramercy has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2004.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distributions to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.  We may, however, be subject to certain state and local taxes.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

Organization Costs

Costs incurred to organize Gramercy in 2004 have been expensed as incurred.

Earnings Per Share

Gramercy presents both basic and diluted earnings per share, or EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  Diluted EPS at December 31, 2004 reflects the dilutive effect of stock options.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable.  Gramercy places its cash investments in excess of insured amounts with high quality financial institutions.  Gramercy performs ongoing analysis of credit risk concentrations in our debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics.  Two investments accounted for more than 37% of the total investments of the Company as of December 31, 2004. Two investments accounted for more than 58% of the revenue earned on our investments for the period from April 12, 2004 through December 31, 2004.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies,” Statement of Financial Accounting Standards No. 57, “Related Party Disclosures,” Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” and rescinds FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others, an Interpretation of SFAS No. 5.” It requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the Company receives separately identifiable consideration. The disclosure requirements are effective December 31, 2002.

FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities,” clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value.  The new standard is effective for interim or annual reporting periods beginning after June 15, 2005.  Because the Company currently recognizes all restricted share and option grants using the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” implementation of SFAS No. 123(R) will have no impact on the Company’s financial statements.

SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.

3.     Loans and Other Lending Investments (dollars in thousands)

As of December 31, 2004 we held the following investments.  All investments and loans were performing in accordance with the terms of the loan agreements:

Investment Type	Underlying Property Type	Carrying Value	Principal Outstanding	Senior Financing	Effective Maturity Date (1)	Interest Payment Rate (2)
CMBS	Office	$10,898	$11,847	$109,996	December 2007	8.544% - 10.736%
Subordinate mortgage interest
C Note	Office	24,728	25,000	190,000	July 2006	LIBOR + 3.00%
D Note	Office	19,782	20,000	215,000	July 2006	LIBOR + 7.50%
		44,510	45,000	405,000
Subordinate mortgage interest
C Note	Office	34,286	34,440	275,405	July 2007	LIBOR + 5.00%
D Note	Office	32,875	34,439	309,900	July 2007	LIBOR + 12.50%
		67,161	68,879	585,305
Subordinate mortgage interest	Office	31,215	36,500	255,500	November 2009	5.41% (4)
Subordinate mortgage interest	Multifamily	9,906	10,000	50,300	February 2007	LIBOR + 6.30%
Whole loan	Hotel	42,000	42,000	—	April 2005	LIBOR + 5.25%
Subordinate mortgage interest	Golf Courses	47,954	47,954	467,000	February 2006	LIBOR + 5.50%
Whole loan (3)	Other	28,723	29,094	—	November 2006	LIBOR + 3.50%
Subordinate mortgage interest	Office	4,952	5,000	68,000	August 2006	LIBOR + 7.00%
Subordinate mortgage interest
C Note	Office	17,402	17,500	85,000	November 2006	LIBOR + 2.75%
D Note	Office	17,402	17,500	102,500	November 2006	LIBOR + 7.25%
		34,804	35,000	187,500
Whole loan	Office/ Industrial	84,492	84,704	—	September 2007	LIBOR + 3.05%
		$406,615	$415,978	$2,128,601

(1) Reflects the initial maturity of the investment and does not consider any options to extend that are at the discretion of the borrower.

(2) All variable-rate loans are based on 30-day LIBOR and reprice monthly.

(3) There is an obligation to fund an additional $11 million to the borrower. This obligation is contingent upon the borrower’s ability to obtain the appropriate approvals to continue their acquisition of parcels of land for development which would serve as additional collateral on the loan. Should the borrower not be granted these approvals, there is no future obligation to fund.

(4) The effective yield of the investment is 8.29% taking into consideration our purchase discount.

For the period from April 12, 2004 through December 31, 2004 the Company’s investment income was generated by the following investment types:

Investment Type	Investment Income	% of Total
Subordinate mortgage interests	$5,499	80%
Whole loans	782	11%
CMBS	560	9%
	$6,841	100%

For the period from April 12, 2004 through December 31, 2004, the $44.5 million and $67.2 million investments generated more than 58% of our total investment revenue.  This is primarily attributable to the origination of these investments soon after the completion of the Company’s initial public offering.

At December 31, 2004, our investment portfolio had the following geographic diversification:

Region	Carrying Value	% of Total
Northeast	185,081	46%
South	126,493	31%
Midwest	26,284	6%
West	20,804	5%
Various	47,953	12%
	$406,615	100%

Three investments originated during 2004, two of which were made in conjunction with each other, represented more than 10% of the asset value presented on our consolidated balance sheet as of December 31, 2004.  These investments are described more fully below.

On August 27, 2004 Gramercy originated a total investment of $68,879 (“PW/MS”) made up of two subordinate participation interests (the “C Note” and “D Note”), each of equal face value, in a first mortgage loan.  The loan is secured by a first mortgage against 29 office properties located in New Jersey, Illinois and Michigan.  The C Note bears interest at a rate of LIBOR plus 5.00% while the D Note, which is subordinate in right of interest and repayment of principal to the C Note, bears interest at a rate of LIBOR plus 12.50%.  The total investment has an initial term of three years.

On December 29, 2004, the Company invested in a $84,704 million loan (“CRT-SFV”) secured by a blanket first mortgage on 32 separate office and warehouse/distribution properties comprising 1.9 million rentable square feet, and one 22-acre land parcel. The properties are located in urban centers in Florida, Tennessee, North Carolina, and Georgia. The investment matures in 33 months and bears interest at a rate of LIBOR plus 305 basis points.

Summary unaudited financial information as of and for the period ended December 31, 2004 has been provided below for the properties securing each of these investments:

Summary consolidated financial information for PW/MS:

Balance Sheet:

December 31, 2004
(Unaudited)
Assets:
Cash and cash equivalents	($3,028)
Restricted cash	11,597
Fixed assets, net	363,935
Other assets	71,382
Total assets	$443,886

Liabilities and Stockholders’ Equity:
Mortgage payable	$324,344
Accounts payable and accrued expenses	13,334
Other liabilities	22,467
Equity	83,741
Total liabilities and stockholders’ equity	$443,886

Statement of Operations:

For the year ended December 31, 2004
(Unaudited)
Revenues
Rental income	$55,199
Reimbursement income	6,852
Other income	689
Total revenues	62,740

Expenses
Operating expenses	26,632
Interest expense	16,947
Depreciation and amortization	17,779
Other expenses	454
Total expenses	61,812
Net income from continuing operations before gain on sale and discontinued operations	928
Gain on sale of properties	271
Net income from discontinued operations	346
Net income	$1,545

Summary consolidated financial information for CRT-SFV:

Balance Sheet:

December 31, 2004
(Unaudited)
Assets:
Cash and cash equivalents	$959
Restricted cash	3,738
Fixed assets, net	95,016
Other assets	7,483
Total assets	$107,196

Liabilities and Stockholders’ Equity:
Mortgage payable	$84,704
Accounts payable and accrued expenses	2,945
Other liabilities	1,149
Equity	18,398
Total liabilities and stockholders’ equity	$107,196

Statement of Operations:

For the year ended December 31, 2004
(Unaudited)
Revenues
Rental income	$16,297
Reimbursement income	3,084
Other income	28
Total revenues	19,409

Expenses
Operating expenses	10,193
Interest expense	3,661
Depreciation and amortization	5,580
Other expenses	181
Total expenses	19,615
Net income from continuing operations before gain on sale and discontinued operations	(206)
Gain on sale of properties	3,188
Net income from discontinued operations
Net income	$2,982

4.              Unaudited Pro Forma Consolidated Financial Information (dollars in thousands)

Gramercy has originated ten investments which, at the time of their closing were, individually or aggregated with an investment made with the same seller and borrower, significant to the Company’s business.  On December 3, 2004 we sold 5,500,000 shares of common stock under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, for net proceeds of approximately $95.0 million.  The pro forma condensed consolidated interim financial information presented herein is limited to adjustments that are directly attributable to these ten investments and the private placement, are expected to have a continuing impact on Gramercy, and are factually supportable.  These adjustments assume that each of the ten investments were originated or acquired by the Company at the time of its formation on April 12, 2004, and were outstanding for the period through and including December 31, 2004.  These adjustments also include the assumption that our initial public offering occurred at the time of our formation and certain management, general and administrative expenses would have been incurred as a result of these investments.  Fees payable to GKK Manager LLC pursuant to our Management, Outsourcing and Asset Servicing agreements are also adjusted under the assumption that these arrangements would have been executed at the time of our formation.

On August 27, 2004, Gramercy originated four investments totaling $113,879.  The first two investments of $45,000 were two subordinate participation interests (the “C Participation” and the “D Participation”) in a loan secured by a first leasehold mortgage against two midtown Manhattan office buildings comprising approximately 1.2 million square feet.  The C Participation of $25,000 bears interest at a rate of LIBOR plus 3.00%, while the D Participation of $20,000, which is subordinate in right of interest and repayment of principal to the C Participation, bears interest at a rate of LIBOR plus 7.50%.   The total investment has an initial term of two years.

The remaining two investments Gramercy closed on August 27, 2004 of $68,879 were two subordinate participation interests (the “C Note” and “D Note”), each of equal face value, in a first mortgage loan.  The loan is secured by first mortgage against 29 office properties located in New Jersey, Illinois and Michigan.  The C Note bears interest at a rate of LIBOR plus 5.00% while the D Note, which is subordinate in right of interest and repayment of principal to the C Note, bears interest at a rate of LIBOR plus 12.50%.  The total investment has an initial term of three years.

On November 4, 2004, Gramercy originated two investments totaling approximately $89,954.  The first investment of $47,954 represents the intermediate tranche of a subordinate participation interest in a loan secured by a first mortgage against a portfolio of 100 owned golf courses and a security interest in the common stock of an affiliated company whose subsidiaries operate 99 of the aforementioned golf courses pursuant to leases as well as operate an additional 136 golf courses pursuant to leases or management contracts with unrelated owners.  The investment has an initial maturity of 15 months and bears interest at a rate of LIBOR plus 550 basis points with a LIBOR floor of 1.55%.

Also on November 4, 2004, Gramercy closed on a $42,000 investment representing a loan secured by a first mortgage against a 760-room, full service hotel in Atlanta, GA.  This loan has an initial maturity of eight months and bears interest at a rate of LIBOR plus 525 basis points per annum with an aggregate floor interest rate of 7.50% per annum.

On December 29, 2004, we acquired the A and B participations in an $84,704 loan secured by a blanket first mortgage on 32 separate office and warehouse/distribution properties comprising 1.9 million rentable square feet, and one 22-acre land parcel. The properties are located in urban centers in Florida, Tennessee, North Carolina, and Georgia. The total investment matures in 33 months and bears interest at a rate of LIBOR plus 305 basis points.

On February 18, 2005 Gramercy Capital Corp. closed on a $36,511 mezzanine loan in connection with a planned conversion of a commercial property in New York City to residential condominiums and certain other uses.  The Company’s investment is secured by a pledge of the borrower’s equity ownership interest in the to-be-converted commercial property.  Gramercy Capital Corp.’s investment has in initial term of 20 months and bears interest at rate of LIBOR plus 1192 basis points.

On February 24, 2005, Gramercy Capital Corp. originated a $58,645 loan secured by a first mortgage on a portfolio of three office buildings located in San Jose, California. The properties comprise approximately 454,000 rentable square feet. The investment matures in 24 months, with three one-year extension options, and bears interest at a rate of LIBOR plus 300 basis points. Gramercy’s investment is secured by a cross-collateralized and cross-defaulted lien on the three properties.  The initial amount funded under the loan commitment was approximately $27,439.

Gramercy Capital Corp.
Pro Forma Condensed Consolidated Statements of Operations
(Unaudited, and amounts in thousands, except per share data)

For the Period April 12, 2004 (formation) through December 31, 2004
Revenues
Investment income	$22,250
Other income	21
Total revenues	22,271

Expenses
Interest expense	3,639
Management fees	4,782
Depreciation and amortization	284
Marketing, general and administrative	2,536
Total expenses	11,241

Income from continuing operations	11,030

GKK formation costs	275

Net income available to common stockholders	$10,755

Basic earnings per share:
Net income available to common stockholders	$0.57
Diluted earnings per share:
Net income available to common stockholders	$0.57
Basic weighted average common shares outstanding	18,813
Diluted weighted average common shares and common share equivalents outstanding	18,876

5.              Debt Obligations

We have three facilities with Wachovia Capital Markets, LLC or one or more of its affiliates.  The first facility is a $350 million repurchase facility.  This facility, which was increased to $350 million from $250 million effective January 3, 2005, has a term of three years with one 12-month extension option.  The facility provides for a pricing rate of a spread of 1.25% to 3.50% over a 30-day LIBOR and, based on our expected investment activities, would provide for an advance rate that varies from 50% to 95% based upon the collateral provided under a borrowing base calculation.  The lender will have a consent right to the inclusion of investments in this facility, will determine periodically the market value of the investments, and will have the right to require additional collateral if the estimated market value of the included investments declines.  We can utilize the $25 million revolving credit facility described below to fund requirements for additional collateral pursuant to the warehouse financing or to fund the acquisition of assets, which could otherwise be funded under the $50 million credit facility described below.  At December 31, 2004 we had borrowings of $238.9 million under this facility.

The second facility is a $50 million credit facility with a term of two years and also has one 12-month extension option.  This facility bears interest at a spread over LIBOR of 225 basis points.  The advance rate on this facility varies with the collateral being acquired.  Amounts drawn under this facility must be repaid within 210 days.  At December 31, 2004 we had no borrowings under this facility.

The third facility is a $25 million revolving credit facility with a term of two years.  Amounts drawn under this facility for liquidity purposes bear interest at a rate equal to a spread over LIBOR of 525 basis points.  Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points.  Amounts drawn under this facility for liquidity purposes must be repaid within 90-days.  Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied.  These covenants are generally more restrictive that those set forth below.  At December 31, 2004 we had no borrowings under this facility.

On January 3, 2005 we closed an additional repurchase facility of $200 million with Goldman Sachs Mortgage Company, an affiliate of Goldman Sachs & Co.  This facility has an initial term of three years with one six-month extension option.  This facility provides for a pricing rate of a spread of 1.125% to 2.75% over a 30-day LIBOR and, based on our expected investment activities, provides for an advance rate that varies from 75% to 90% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia facility, the lender will have a consent right to the inclusion of investments in this facility, will determine periodically the market value of the investments, and will have the right to require additional collateral if the estimated market value of the included investments declines.

The terms of both of our repurchase facilities and our two credit facilities include covenants that (a) our maximum total liabilities ratio will not exceed 85%, (b) require us to maintain minimum liquidity of at least $10 million for the first two years and $15 million thereafter, (c) our fixed charge coverage ratio shall at no time be less than 1.50 to 1.00, (d) our minimum interest coverage ratio shall at no time be less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129.75 million, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain REIT status.  Under our facilities with Wachovia Capital Markets LP, an event of default will be triggered if GKK Manager LLC ceases to be the Manager.

The revolving credit facilities and the warehouse financing require that we pay down borrowings under these facilities as principal payments on our loans and investments are received.

At December 31, 2004 $238.9 million was outstanding under the Wachovia repurchase facility.  There were no outstanding balances under any other revolving credit facility.  Borrowings under the Wachovia repurchase facility were secured by the following investments (in thousands):

Investment Type	Carrying Value
Whole loans	$113,216
Subordinate mortgage interests	200,745
CMBS	10,898
$324,859

6.     Operating Partnership Agreement

After the closing of our initial public offering, we owned all of the Class A limited partner interests in our Operating Partnership.  The Class B limited partner interests are owned 85% by SL Green Operating Partnership, L.P. and 15% by the Manager.  SL Green Operating Partnership, L.P. intends to own at least 70% of the Class B limited partner interests.

7.     Related Party Transactions (dollars in thousands)

Management Agreement

In connection with our initial public offering, we entered into a Management Agreement with GKK Manager LLC, which provides for an initial term through December 2007 with automatic one-year extension options and is subject to certain termination rights.  We pay the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the Management Agreement).  For the period from April 12, 2004 through December 31, 2004, we paid or had payable an aggregate of approximately $1,349 to the Manager under this agreement.

The Manager and SL Green Operating Partnership, L.P., hold 15 units and 85 units, respectively, Class B limited partner interests of the Operating Partnership, which represents 100% of all Class B limited partner interests.  SL Green Operating Partnership, L.P. intends to own at least 70 units of the Class B limited partner interests. To provide an incentive for the Manager to enhance the value of the common stock, the Manager and SL Green Operating Partnership, L.P. are entitled through their ownership of Class B limited partner interests of the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  No amounts were earned or accrued under this agreement as of December 31, 2004.

Asset Servicing Agreement and Outsourcing Agreement

We are obligated to reimburse the Manager for its costs incurred under an Asset Servicing Agreement and a separate Outsourcing Agreement between the Manager and SL Green Operating Partnership, L.P.  The Asset Servicing Agreement provides for an annual fee payable by us of 0.15% of the carrying value of our investments, excluding certain defined investments for which other servicing arrangements are executed and further reduced by fees paid directly to outside servicers by Gramercy.  The Outsourcing Agreement provides a fee payable by us of $1,250 per year, increasing 3% annually over the prior year.  For the period from April 12, 2004 through December 31, 2004, we paid or had payable an aggregate of $521 and $95 to the Manager under the Outsourcing and Asset Servicing Agreements, respectively.

During that same period we reimbursed approximately $2.4 million to SL Green Operating Partnership, L.P. for organizational costs incurred in connection with the formation of Gramercy, the formation of its affiliates, the initial public offering, and to reimburse $800 in consulting fees paid by SL Green to Messrs. Hall and Foley, our Chief Operating Officer and Chief Financial Officer, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services to Gramercy.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was less than $1 in 2004.

Investments

SL Green Operating Partnership, L.P. has invested $75,000 in a preferred equity interest that is subordinate to Gramercy’s $68,879 PW/MS investment.

8.     Deferred Costs

Deferred costs at December 31, 2004 consisted of the following (in thousands):

2004
Deferred financing costs	$2,334
Deferred acquisition costs	215
2,549
Less accumulated amortization	(316)
$2,233

Deferred financing costs relate to our three existing credit facilities with Wachovia and are amortized on a straight-line basis to interest expense based on the remaining term of the related facility.

Deferred acquisition costs consist of fees and direct costs incurred to originate our investments.

9.              Fair Value of Financial Instruments

The following discussion of fair value was determined by our Manager, using available market information and appropriate valuation methodologies.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, fair values are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Cash equivalents, accrued interest, and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Loans and commercial backed securities are carried at amounts which reasonably approximate their fair value as determined by our Manager.

Disclosure about fair value of financial instruments is based on pertinent information available to us at December 31, 2004.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

10.       Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200,000.  On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $177.6 million, which was used to fund investments and commence our operations.  As of December 31, 2004, 312,500 restricted shares had also been issued under our Equity Incentive Plan.  These shares have a vesting period of three to four years and are not entitled to receive distributions declared by the Company on its common stock until such time as the shares have vested.

On December 3, 2004 we sold 5,500,000 shares of common stock under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933.  A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 were sold to SL Green Operating Partnership, L.P., an affiliate of SL Green Realty Corp., pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of common stock.  After the private placement, SL Green Operating Partnership, L.P. owned 4,710,000 shares of our common stock.  2,000,000 shares sold in the offering were issued on December 31, 2004 and are reflected in total common shares outstanding at December 31, 2004.  The remaining 3,500,000 shares were issued on January 3, 2005 and are not reflected in total common shares outstanding at December 31, 2004.  The value of the shares settled on January 3, 2005 is reflected as a stock subscription receivable for financial statement purposes as of December 31, 2004.

As of December 31, 2004, 18,812,500 shares of common stock, of which 3,500,000 represented a stock subscription receivable, and no shares of preferred stock were issued and outstanding.

Equity Incentive Plan (dollars in thousands except per share data)

As part of our initial public offering we instituted the 2004 Equity Incentive Plan, or the Equity Incentive Plan.  The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At December 31, 2004, approximately 1,881,250 shares of common stock were available for issuance under the Equity Incentive Plan.

Options granted under the Equity Incentive Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant.

A summary of the status of our stock options as of December 31, 2004 are presented below:

	2004
	Options Outstanding	Weighted Average Exercise Price
Balance at April 12, 2004	—	$—
Granted	640,500	$15.05
Exercised	—	$—
Lapsed or cancelled	—	$—
Balance at end of period	640,500	$15.05
Options exercisable at end of year	—	$—
Weighted average fair value of options granted during the year	$194

All options were granted within a price range of $15.00 to $16.30.  The remaining weighted average contractual life of the options was 9.6 years.  Compensation expense of $23 was recorded during the year ended December 31, 2004 related to the issuance of stock options.

As of December 31, 2004, 312,500 restricted shares had been issued under the Equity Incentive Plan.  These shares have a vesting period of three to four years and are not entitled to receive distributions declared by Gramercy on its common stock until such time as the shares have vested.  Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of Gramercy’s Board of Directors.  Holders of restricted shares are prohibited from selling such shares until they vest.  Compensation expense of $381 was recorded during the year ended December 31, 2004 related to the issuance of restricted shares.

Earnings Per Share

Earnings per share for the period from April 12, 2004 (formation) through December 31, 2004 is computed as follows (in thousands):

Numerator (Income)	For the Period April 12, 2004 (formation) through December 31, 2004
Basic Earnings:
Net income available to common stockholders	$2,052
Effect of Dilutive Securities:
Stock options	(10)
Diluted Earnings:
Net income available to common stockholders	$2,042

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	13,348
Effect of Diluted Securities:
Stock options	63
Diluted Shares	13,411

11.  Minority Interest

After the closing of our initial public offering, we owned all of the Class A limited partner interests in our Operating Partnership.  The Class B limited partner interests are owned 85% by SL Green Operating Partnership, L.P. and 15% by the Manager. SL Green Operating Partnership, L.P. intends to own at least 70% of the Class B limited partner interests.

12.       Benefit Plans

We do not maintain a defined benefit pension plan, post-retirement health and welfare plan, 401(K) plan or other benefits plans as we do not have any employees.  These benefits are provided by the Manager, a majority-owned subsidiary of SL Green Realty Corp.

13.       Commitments and Contingencies (dollars in thousands)

Gramercy and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business.  Management believes the costs, if any, incurred by Gramercy and the Operating Partnership related to litigation will not materially affect our financial position, operating results or liquidity.

As of December 31, 2004, we did not have any operating leases or capital leases for which future minimum lease payments would be required.

14.       Financial Instruments: Derivatives and Hedging (dollars in thousands)

FASB No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective January 1, 2001, requires Gramercy to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2004.  All derivative instruments have been designated as cash flow hedges.  For the period from April 12, 2004 through December 31, 2004 $2 was attributable to the ineffective portion of our derivative’s change in fair value and was recognized in interest expense.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

	Notional Value	Strike Rate		Effective Date		Expiration Date		Fair Value
Interest Rate Swap	$10,729	3.36%		8/2004		12/2007		$69
Interest Rate Swap	$31,686	2.25	%(1)	11/2004	(1)	4/2005	(1)	$180

(1)          This swap has a step-up component with a strike rate of 3.86%, an effective date of April 2005 and an expiration of November 2009.  The total fair value of the initial swap and the step-up provisions are reflected in the fair value.

On December 31, 2004, the derivative instruments were reported as an asset at their fair value of $249.  Offsetting adjustments are represented as deferred gains and are a component of Accumulated Other Comprehensive Income of $282.  Currently, all derivative instruments are designated as effective hedging instruments.  Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.

Gramercy is hedging exposure to variability in future interest payments on its debt facilities.

15.       Environmental Matters

Management of the Company believes it is in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues.  Management is not aware of any environmental liability that it believes would have a materially adverse impact on the Gramercy’s financial position, results of operations or cash flows.

16.       Segment Reporting

Statement of Financial Accounting Standard No. 131, or “SFAS No. 131,” establishes standards for the way that public entities report information about operating segments in their annual financial statements.  Gramercy is a REIT focused on originating and acquiring loans and securities related to real estate and currently operate in only one segment.

17.       Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash investing and financing activities (in thousands):

2004
Derivative instruments at fair value	$249

18.       Quarterly Financial Data (unaudited)

Quarterly data for the quarters since our initial public offering are presented below (dollars in thousands except for per share data).

2004 Quarter Ended	December 31	September 30
Total revenues	$5,679	$1,472
Income available to common stockholders	$2,041	$11
Net income per common share-Basic	$0.15	$0.00
Net income per common share-Diluted	$0.15	$0.00

19.       Subsequent Events (dollars in thousands)

On December 3, 2004 we sold 5,500,000 shares of common stock, at a price of $17.27 per share, through a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.  A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 were sold to SL Green Operating Partnership, L.P., an affiliate of SL Green Realty Corp., pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock.  After the private placement, SL Green Operating Partnership, L.P. owned 4,710,000 shares of our common stock.  2,000,000 shares sold in the offering were issued on December 31, 2004.  The remaining 3,500,000 shares were issued on January 3, 2005.  The value of the shares settled on January 3, 2005 is reflected as a stock subscription receivable for financial statement purposes as of December 31, 2004.

On January 3, 2005 our repurchase facility with Wachovia Capital Markets LLC or one or more of its affiliates was increased from $250,000 to $350,000.  All other terms of the facility remained the same.

Also on January 3, 2005 we closed on a repurchase facility of $200,000 with Goldman Sachs Mortgage Company, an affiliate of Goldman Sachs & Co.  This facility has an initial term of three years with one six-month extension option.  This facility provides for a pricing rate of a spread of 1.125% to 2.75% over a 30-day LIBOR and, based on our expected investment activities, provides for an advance rate that varies from 75% to 90% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia facility, the lender will have a consent right to the inclusion of investments in this facility, will determine periodically the market value of the investments, and will have the right to require additional collateral if the estimated market value of the included investments declines.

On February 18, 2005 Gramercy Capital Corp. closed on a $36,511 mezzanine loan in connection with a planned conversion of a commercial property in New York City to residential condominiums and certain other uses.  Gramercy’s investment is secured by a pledge of the borrower’s equity ownership interest in the to-be-converted commercial property.  Gramercy’s investment has in initial term of 20 months and bears interest at rate of LIBOR plus 1192 basis points.

On February 24, 2005, Gramercy Capital Corp. originated a $58,645 loan secured by a first mortgage on a portfolio of three office buildings located in San Jose, California. The properties comprise approximately 454,000 rentable square feet. The investment matures in 24 months, with three one-year extension options, and bears interest at a rate of LIBOR plus 300 basis points. Gramercy’s investment is secured by a cross-collateralized and cross-defaulted lien on the three properties.  The initial amount funded under the loan commitment was approximately $27,439.

Gramercy Capital Corp.
Schedule IV – Mortgage Loans on Real Estate
December 31, 2004

(Dollars in thousands)

Description	Location	Interest Rate (1)	Final Maturity Date (2)	Periodic Payment Terms	Prior Liens	Carrying Amount of Loans	Principal Amount Subject to Delinquent Principal or Interest (3)
Whole Loans:
Hotel	Atlanta, GA	LIBOR + 5.25%	April 2005	Interest only	$ —	$ 42,000
Multi-family	New York, NY	LIBOR + 3.50%	November 2006	Interest only	—	28,723
Office, warehouse / distribution	Various states	LIBOR + 3.05%	September 2007	Interest only	—	84,492
					—	155,215
Subordinate Mortgage Interests:
Office:
C Note	Various states	LIBOR + 5.00%	July 2007	Interest only	275,405	34,286
D Note	Various states	LIBOR + 12.50%	July 2007	Interest only	309,900	32,875
					585,305	67,161
Office:
C Note	New York, NY	LIBOR + 3.00%	July 2006	Interest only	190,000	24,728
D Note	New York, NY	LIBOR + 7.50%	July 2006	Interest only	215,000	19,782
					405,000	44,510
Office:
C Note	Washington, DC	LIBOR + 2.75%	November 2006	Interest only	85,000	17,402
D Note	Washington, DC	LIBOR + 7.25%	November 2006	Interest only	102,500	17,402
					187,500	34,804
Office:
C Note	New York, NY	5.41% (4)	November 2009	Interest only	255,500	31,215

Leisure Interests:
B-2 tranche of B-Note	Various states	LIBOR + 5.50%	February 2006	Interest only	467,000	47,954

Subordinate mortgage interests < 3%	Various states	LIBOR + 6.30-7.00%	August 2006 – February 2007	Interest only	118,300	14,858
					2,018,605	240,502

					$ 2,018,605	$ 395,717

(1) All variable-rate loans are based on 30-day LIBOR and reprice monthly.

(2) Reflects the initial maturity of the investment and does not consider any options to extend that are at the discretion of the borrower.

(3) No mortgage loans are delinquent with respect to principal or interest.

(4) The effective yield of the investment is 8.29% taking into consideration our purchase discount.

ITEM      9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM      9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, we have investments in certain unconsolidated entities.  As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

There have been no significant changes in our internal controls that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Principal and Management Stockholders – Compliance with Section 16(a) of the Securities Exchange Act of 1934” and the information regarding a code of ethics in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2005 (the “2005 Proxy Statement”), is incorporated herein by reference.

ITEM 11.       EXECUTIVE AND DIRECTOR COMPENSATION

The information set forth under the captions “Election of Directors – Director Compensation” and “Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions “Principal and Management Stockholders” and “Equity Compensation Plan Information” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2005 Proxy Statement.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

GRAMERCY CAPITAL CORP.

Report of Independent Registered Public Accounting Firm
Condensed Consolidated Balance Sheet as of December 31, 2004 and April 12, 2004
Condensed Consolidated Statement of Income for the year ended December 31, 2004
Condensed Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2004
Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2004
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedule IV-Mortgage Loans on Real Estate as of December 31, 2004

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on following page

INDEX TO EXHIBITS

3.1  Articles of Incorporation of the Company incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

3.2  Bylaws of the Company incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

4.1  Specimen Common Stock Certificate incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.1  Form of Management Agreement by and between the Company. and GKK Manager LLC, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.2  Form of Origination Agreement by and between the Company and SL Green Realty Corp., incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.3  Form of Agreement of Limited Partnership of GKK Capital LP, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.4  Form of Asset Servicing Agreement by and between GKK Manager LLC and SLG Gramercy Services LLC, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.5  Form of Outsource Agreement by and between GKK Manager LLC and SLG Operating Partnership, L.P. incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.6  Form of 2004 Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.7  Form of Master Repurchase Agreement, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.8  Form of Acquisition Repurchase Agreement, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.9  Form of Credit Agreement, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.10         Form of Master Repurchase Agreement dated as of January 3, 2005

10.11         Annex to the Form of Master Repurchase Agreement dated as of January 3, 2005

10.12  Form of Employment Agreement by and between Hugh Hall and GKK Manager LLC.

10.13  Form of Employment Agreement by and between Robert R. Foley and GKK Manager LLC.

10.14  Form of Registration Rights Agreement, by and between various holders of the Company’s common stock and the Company, incorporated by reference to the Company’s Form 8-K, dated December 9, 2004, filed with the Commission on December 9, 2004.

10.15  Form of Amended and Restated Registration Rights Agreement, by and between SL Green Realty Corp. and the Company.

10.16  Form of Purchase Agreement, by and among the Company and various investors in the Company’s common stock, incorporated by reference to the Company’s Form 8-K, dated December 3, 2004 filed with the Commission on December 3, 2004.

21.1  Subsidiaries of the Registrant.

23.1.         Consent of Ernst & Young

24.                  Power of Attorney (included on signature page)

31.1  Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2  Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1.  Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2.  Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY CAPITAL CORP.

Dated: March 17, 2005	By:	/s/ Robert R. Foley
Robert R. Foley
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Gramercy Capital Corp. hereby severally constitute Marc Holliday and Robert R. Foley, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable SL Green Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors	March 17, 2005
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer, President	March 17, 2005
Marc Holliday	and Director

/s/ Robert R. Foley	Chief Financial Officer	March 17, 2005
Robert R. Foley

/s/ Hugh F. Hall	Chief Operating Officer and Director	March 17, 2005
Hugh Hall

/s/ Allan J. Baum	Director	March 17, 2005
Allan J. Baum

/s/ Jeffrey E. Kelter	Director	March 17, 2005
Jeffrey E. Kelter

/s/ Paul J. Konigsberg	Director	March 17, 2005
Paul J. Konigsberg

/s/ Charles S. Laven	Director	March 17, 2005
Charles S. Laven