Form 10-Q
period 2005-03-31
GRAMERCY CAPITAL CORP
filed 2005-05-11
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to        .

Commission File No.  001-32248

GRAMERCY CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	06-1722127 (I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, New York  10170
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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 18,833,000 at May 11, 2005.

GRAMERCY CAPITAL CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Gramercy Capital Corp.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets:
Cash and cash equivalents	$4,421	$39,094
Restricted cash	2,357	1,901
Loans and other lending investments, net	590,826	395,717
Commercial mortgage backed securities, net	10,921	10,898
Stock subscriptions receivable	—	60,445
Accrued interest	2,795	2,921
Deferred financing costs	3,802	2,044
Deferred costs	175	189
Derivative instruments, at fair value	1,092	249
Other assets	5,326	589
Total assets	$621,715	$514,047

Liabilities and Stockholders’ Equity:
Credit facilities	$342,291	$238,885
Management fees payable	1,588	416
Dividends payable	4,072	1,951
Accounts payable and accrued expenses	2,010	1,935
Other liabilities	2,357	1,901
Total liabilities	352,318	245,088

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 18,833,000 and 18,812,500 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	19	19
Additional paid-in-capital	267,663	268,558
Accumulated other comprehensive income	1,121	282
Retained earnings	594	100
Total stockholders’ equity	269,397	268,959
Total liabilities and stockholders’ equity	$621,715	$514,047

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statement of Income
(Unaudited, amounts in thousands, except per share data)

For the Three Months Ended March 31, 2005
Revenues
Investment income	$10,250
Other income	440
Total revenues	10,690

Expenses
Interest expense	2,801
Management fees	1,668
Depreciation and amortization	22
Marketing, general and administrative	1,633
Total expenses	6,124

Net income available to common stockholders	$4,566

Basic earnings per share:
Net income available to common stockholders	$0.24
Diluted earnings per share:
Net income available to common stockholders	$0.24
Dividends per common share	$0.22
Basic weighted average common shares outstanding	18,833
Diluted weighted average common shares and common share equivalents outstanding	19,018

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statement of Stockholders’ Equity
(Unaudited, amounts in thousands, except share data)

			Additional Paid- In-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive Income
	Common
	Stock
	Shares	Par Value
Balance at December 31, 2004	18,813	$19	$268,558	$282	$100	$268,959
Net income					4,566	4,566	$4,566
Net unrealized gain on derivative instruments				839		839	839
Costs related to common stock offerings			(1,538)			(1,538)
Stock-based compensation – fair value			643			643
Deferred compensation plan, net	20	—				—
Cash distributions declared					(4,072)	(4,072)
Balance at March 31, 2005	18,833	$19	$267,663	$1,121	$594	$269,397	$5,405

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.
Consolidated Statement of Cash Flows
(Unaudited, amounts in thousands)

For the Three Months Ended March 31, 2005
Operating Activities
Net income available to common stockholders	$4,566
Adjustments to reconcile net income available to common stockholders to net cash provided by operating activities:
Depreciation and amortization	22
Amortization of discount on investments	248
Changes in operating assets and liabilities:
Accrued interest	126
Other assets	242
Management fees payable	1,172
Accounts payable, accrued expenses and other liabilities	74
Net cash provided by operating activities	6,450
Investing Activities
New investment originations	(221,157)
Principal collections on investments	20,776
Deferred loan costs	14
Net cash used in investing activities	(220,367)
Financing Activities
Proceeds from credit facilities	103,406
Net proceeds from sale of common stock	59,547
Deferred financing costs	(1,758)
Dividends paid	(1,951)
Net cash provided by financing activities	159,244
Net increase in cash and cash equivalents	(34,673)
Cash and cash equivalents at beginning of period	39,094
Cash and cash equivalents at end of period	$4,421

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2005

1.      Organization

Gramercy Capital Corp. (the Company or Gramercy), was organized in Maryland on April 1, 2004 as a commercial real estate specialty finance company focused on originating and acquiring, for our own account, fixed and floating rate mortgage loans, bridge loans, subordinate interests in mortgage loans, distressed debt, mortgage-backed securities, mezzanine loans, and preferred equity interests in entities that own commercial real estate in addition to acquiring and owning properties leased on a long-term, net lease basis to credit tenants, primarily in the United States.

In connection with the completion of our initial public offering in August 2004, Gramercy contributed the proceeds of such offering in exchange for units of limited partnership interest in GKK Capital LP, a Delaware limited partnership, or the Operating Partnership.  Substantially all of Gramercy’s operations are conducted through and all assets are held by the Operating Partnership.  Gramercy, as the sole general partner of, and holder of 100% of the common units of, the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership.  Accordingly, we consolidate the accounts of the Operating Partnership.

We are externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green.  At March 31, 2005, SL Green also owned approximately 25% of the outstanding shares of our common stock. We qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with our taxable year ending December 31, 2004.  To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income.  Unless the context requires otherwise, all references to “we,” “our,” and “us” means Gramercy Capital Corp.

As of March 31, 2005, we held investments of approximately $601,747 net of fees, discounts, repayments, asset sales and unfunded commitments with an average spread to LIBOR of 532 basis points for our floating rate investments and an average yield of 10.8% for our fixed rate investments.

Basis of Quarterly Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2005 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

The balance sheet at December 31, 2004 has been derived from the audited financial statement at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

2.      Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us, or entities which are variable interest entities in which we are the primary beneficiaries under FASB Interpretation No. 46, FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires a variable interest entity, or VIE, to be consolidated by its primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.  We have evaluated our investments for potential variable interests by evaluating the sufficiency of the entities’ equity investment at risk to absorb losses and determined that we are not the primary beneficiary for any of our investments.  Entities which we do not control and entities which are VIE’s, but where we are not the primary beneficiary, are accounted for under the equity method.  All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of interest reserves held on behalf of borrowers.

Loans and Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans and unfunded commitments unless such loan or investment is deemed to be impaired. We invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing.  At the inception of each such investment, we must determine whether such investment should be accounted for as a loan, joint venture or as an interest in real estate.

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis.  The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  There was no loan loss allowance at March 31, 2005.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

In accordance with applicable GAAP, mortgage-backed securities (“MBS”) are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of March 31, 2005 that were accounted for as trading securities.

Valuations of Mortgage-Backed Securities

All MBS will be carried on the balance sheet at fair value.  We determine the fair value of MBS based on the types of securities in which we have invested.  For liquid, investment-grade securities, we consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments.  For non-investment grade securities, we actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows.  The value of the securities is derived by applying discount rates to such cash flows based on current market yields.  The yields employed are obtained from our own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments.  Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes.  Different judgments and assumptions could result in different presentations of value.

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

Revenue Recognition

Interest income on debt investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.  Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.  Fees on commitments that expire unused are recognized at expiration.  Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to us, in the form of a guarantee are recognized over the term of that guarantee using the straight-line method.

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

In some instances we may sell all or a portion of our investments to a third party.  To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  As of March 31, 2005, we did not have an allowance for credit losses.

Deferred Costs

Deferred costs consist of fees and direct costs incurred to originate new investments and are amortized using the effective yield method over the related term of the investment.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing.  These costs are amortized over the terms of the respective agreements and the amortization is reflected in interest expense.  Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

Stock Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 9.  We account for this plan using the fair value recognition provisions of FASB Statement No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.”

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

The fair value of each stock option granted is estimated on the date of grant for options granted to our employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2005 and 2004.

	2005	2004
Dividend yield	8.5%	10.0%
Expected life of option	6.7 years	7 years
Risk-free interest rate	4.27%	4.10%
Expected stock price volatility	18.7%	18.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interest is entitled to receive an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders.  No amounts were earned or accrued with respect to the Class B limited partner interests as of March 31, 2005.

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

FASB No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective January 1, 2001, as amended by FASB No. 149, requires us to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions.  Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

All hedges held by us are deemed to be highly effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management.  The effect of our derivative instruments on our financial statements is discussed more fully in Note 13.

Income Taxes

Gramercy elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2004.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distributions to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.  We may, however, be subject to certain state and local taxes.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

Organization Costs

Costs incurred to organize Gramercy in 2004 were expensed as incurred.

Earnings Per Share

We present both basic and diluted earnings per share, or EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  Diluted EPS at March 31, 2005 reflects the dilutive effect of stock options.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable.  Gramercy places its cash investments in excess of insured amounts with high quality financial institutions.  Our Manager performs ongoing analysis of credit risk concentrations in our debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics.  Two investments accounted for more than 24% of our total investments as of March 31, 2005. Two investments accounted for more than 31% of the revenue earned on our investments for the three months ended March 31, 2005.

Recently Issued Accounting Pronouncements

SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value.  The new standard is effective for interim or annual reporting periods beginning after January 1, 2006.  Because we currently recognize all restricted share and option grants using the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” implementation of SFAS No. 123(R) is expected to have no impact on the our financial statements.

3.      Loans and Other Lending Investments

The aggregate carrying values, allocation by product type and weighted average coupons of our investments as of March 31, 2005 were as follows:

	Carrying Value ($ in thousands)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR
Whole loans	$251,411	42%	—	306	bps
Subordinate mortgage interests, floating rate	224,273	37%	—	648	bps
Subordinate mortgage interests, fixed rate	34,700	6%	9.60%	—
Mezzanine loans, floating rate	65,992	11%	—	934	bps
Mezzanine loans, fixed rate	2,729	0%	14.53%	—
Preferred equity	11,721	2%	—	900	bps
Commercial mortgage backed securities	10,921	2%	13.49%	—
Total / Average	$601,747	100%	10.76%	532	bps

For the three months ended March 31, 2005 the Company’s investment income was generated by the following investment types:

Investment Type	Investment Income	% of Total
Subordinate mortgage interests	$5,643	55%
Whole loans	2,992	29%
Mezzanine loans	948	9%
Preferred Equity	306	3%
CMBS	361	4%
	$10,250	100%

At March 31, 2005, our investment portfolio had the following geographic diversification:

Region	Carrying Value	% of Total
Northeast	$299,179	50%
South	129,067	21%
Midwest	63,473	10%
West	57,577	10%
Various	52,451	9%
	$601,747	100%

In connection with our preferred equity investment, we have guaranteed a portion of the outstanding principal balance of the first mortgage loan, up to approximately $1,400, that is a financial obligation of the entity in which we have invested in the event of a borrower default under such loan.  The loan matures in 2032.  As compensation, we received a credit enhancement fee of $125 from the borrower in exchange for the guarantee, which is recognized as the fair value of the guarantee and has been recorded on our balance sheet as a liability.  The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded.  Under the terms of the guarantee, the investment sponsor is required to reimburse us for the entire amount paid under the guarantee until the guarantee expires.

4.      Debt Obligations

We have two facilities with Wachovia Capital Markets, LLC or one or more of its affiliates.  The first facility is a $500,000 repurchase facility.  This facility was increased to $350,000 from $250,000 effective January 3, 2005, and subsequently increased to $500,000 effective April 22, 2005.  As part of the April 2005 increase to $500,000, the initial term of the facility was modified to reflect a staggered term in which $250,000 matures in August 2007, $150,000 matures in December 2007 and the remaining $100,000 matures in June 2008.  Also in conjunction with the April 2005 upsize, the $50,000 credit facility we previously maintained with Wachovia was consolidated into the $500,000 repurchase facility.  The $500,000 facility bears interest at spreads of 1.25% to 3.50% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 50% to 95% based upon the collateral provided under a borrowing base calculation.  The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  At March 31, 2005 we had borrowings of $296,167 under this facility.  We can utilize the $25,000 revolving credit facility described below to fund requirements for additional collateral pursuant to the warehouse financing or to fund the acquisition of assets.

The second facility is a $25,000 revolving credit facility with a term of two years.  Amounts drawn under this facility for liquidity purposes bear interest at a spread over LIBOR of 525 basis points.  Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points.  Amounts drawn under this facility for liquidity purposes must be repaid within 105 days.  Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied.  These covenants are generally more restrictive than those set forth below.  At March 31, 2005 we had no borrowings under this facility.

We have an additional repurchase facility of $200,000 with Goldman Sachs Mortgage Company, an affiliate of Goldman Sachs & Co.  This facility has an initial term of three years with one six-month extension option.  This facility bears interest at spreads of 1.125% to 2.75% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 75% to 90% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  At March 31, 2005 we had borrowings of $46,124 under this facility.

The terms of both of our repurchase facilities and our credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of our total assets, (b) require us to maintain minimum liquidity of at least $10,000 for the first two years and $15,000 thereafter, (c) our fixed charge coverage ratio shall at no time be less than 1.50 to 1.00, (d) our minimum interest coverage ratio shall at no time be less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129,750, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain our REIT status.  Under our facilities with Wachovia Capital Markets LLC, an event of default will be triggered if GKK Manager LLC ceases to be the Manager.

The revolving credit facility and the repurchase facilities require that we pay down borrowings under these facilities as principal payments on our loans and investments are received.

At March 31, 2005 borrowings under the Wachovia and Goldman repurchase facilities were secured by the following investments:

Investment Type	Carrying Value
Whole loans	$144,086
Subordinate mortgage interests	260,842
CMBS	10,921
$415,849

5.      Operating Partnership Agreement

After the closing of our initial public offering, we owned all of the Class A limited partner interests in our Operating Partnership.  The Class B limited partner interests are owned 83% by SL Green Operating Partnership, L.P. and 17% by the Manager.  SL Green Operating Partnership, L.P. intends to own at least 70% of the Class B limited partner interests.

6.      Related Party Transactions

In connection with our initial public offering, we entered into a Management Agreement with GKK Manager LLC, which provides for an initial term through December 2007 with automatic one-year extension options and is subject to certain termination rights.  We pay the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the Management Agreement).  For the three months ended March 31, 2005, we paid or had payable an aggregate of approximately $1,204 to the Manager under this agreement.

The Manager and SL Green Operating Partnership, L.P., hold 17 units and 83 units, respectively, of the Class B limited partner interests of the Operating Partnership. SL Green Operating Partnership, L.P. intends to own at least 70 units of the Class B limited partner interests. To provide an incentive for the Manager to enhance the value of the common stock, the Manager and SL Green Operating Partnership, L.P. are entitled through their ownership of Class B limited partner interests of the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  No amounts were earned or accrued with respect to such Class B limited partner interests through March 31, 2005.

We are obligated to reimburse the Manager for its costs incurred under an Asset Servicing Agreement and a separate Outsourcing Agreement between our Manager and SL Green Operating Partnership, L.P.  The Asset Servicing Agreement provides for an annual fee payable by us of 0.15% of the carrying value of our investments, excluding certain defined investments for which other servicing arrangements are executed and further reduced by fees paid directly to outside servicers by us which have been approved by SL Green Operating Partnership, L.P.  The Outsourcing Agreement provides a fee payable by us of $1,250 per year, increasing 3% annually over the prior year.  For the three months ended March 31, 2005, we paid or had payable an aggregate of $313 and $151 to our Manager under the Outsourcing and Asset Servicing Agreements, respectively.

In connection with the 5,500,000 shares of common stock that were sold on December 3, 2004 and settled on December 31, 2004 and January 3, 2005 in a private placement, we have agreed to pay the Manager a fee of $1,000 as compensation for financial advisory, structuring and costs incurred on our behalf.   This fee has been recorded as a reduction in the proceeds of the private placement.  Apart from legal fees and stock clearing charges totaling $245, no other fees were paid by us to an investment bank, broker/dealer or other financial advisor in connection with the private placement, resulting in total costs of 1.3% of total gross proceeds.

On March 31, 2005 we posted a deposit of $5,000 to SL Green Realty Corp., or SL Green, for a potential equity investment in a joint venture.  On April 29, 2005, we closed on a $57,503 investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property.  The joint venture, which was created to acquire, own and operate the Property, is owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green; the joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the Property from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the Property.  The Property comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse First Boston (USA), or CSFB, pursuant to a lease with a 15-year remaining term.

Effective May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, NY.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services for the three months ended March 31, 2005 was less than $1.

SL Green Operating Partnership, L.P. has invested $75,000 in a preferred equity interest that is subordinate to one of our investments with a book value of $62,086 as of March 31, 2005.

7.      Deferred Costs

Deferred costs at March 31, 2005 consisted of the following (in thousands):

Deferred financing	$4,487
Deferred acquisition	219
4,706
Less accumulated amortization	(729)
$3,977

Deferred financing costs relate to our existing repurchase and credit facilities with Wachovia and Goldman Sachs and are amortized on a straight-line basis to interest expense based on the remaining term of the related facility.

Deferred acquisition costs consist of fees and direct costs incurred to originate our investments.

8.      Fair Value of Financial Instruments

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

Cash equivalents, accrued interest, and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  The carrying value of our repurchase and credit facilities approximate fair value because they bear interest at floating rates, which we believe, for facilities with a similar risk profile, reasonably approximate market rates.  Loans and commercial mortgage backed securities are carried at amounts which reasonably approximate their fair value as determined by our Manager.

Disclosure about fair value of financial instruments is based on pertinent information available to us at March 31, 2005.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

9.      Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200,000.  On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $177,600, which was used to fund investments and commence our operations.  As of March 31, 2005, 333,000 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan.  These shares have a vesting period of three to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

On December 3, 2004 we sold 5,500,000 shares of common stock resulting in net proceeds of approximately $93,740 under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended.  A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock.  After the private placement, SL Green Operating Partnership, L.P. owned 4,710,000 shares of our common stock.  Of the 5,500,000 shares sold, 2,000,000 shares were settled on December 31, 2004 and the remaining 3,500,000 shares were settled on January 3, 2005.  The value of the shares settled on January 3, 2005 were reflected as a stock subscription receivable for financial statement purposes as of December 31, 2004.

As of March 31, 2005, 18,833,000 shares of common stock and no shares of preferred stock were issued and outstanding.

Equity Incentive Plan

As part of our initial public offering we instituted our Equity Incentive Plan.  The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At March 31, 2005, approximately 1,883,300 shares of common stock were available for issuance under the Equity Incentive Plan.

Options granted under the Equity Incentive Plan to employees are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant.  In some instances, options may be granted under the Equity Incentive Plan to persons who provide significant transaction related services, but are not considered employees because compensation for their services is not covered by our Management Agreement or Outsourcing Agreement. Options granted to non-employees have the same terms as those issued to employees except as it relates to any performance-based provisions within the grant.  To the extent there are performance provisions associated with a grant to a non-employee, an estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date.  If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

A summary of the status of our stock options as of March 31, 2005 are presented below:

	2005
	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	640,500	$15.05
Granted	10,000	$20.49
Exercised	—	$—
Lapsed or cancelled	—	$—
Balance at end of period	650,500	$15.13

All options were granted within a price range of $15.00 to $21.00.  The remaining weighted average contractual life of the options was 9.35 years.  Of the options granted 59% will vest equally over a three-year period and the remaining 41% will vest equally over a four-year period.  Compensation expense of $16 was recorded during the three months ended March 31, 2005 related to the issuance of stock options.

As of March 31, 2005, 333,000 restricted shares had been issued under the Equity Incentive Plan.  Of the shares of restricted stock issued, approximately 89% will vest equally over a three-year period and the remaining 11% will vest equally over a four-year period.  These shares are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested.  Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of our Board of Directors.  Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant.  Compensation expense of $627 was recorded during the three months ended March 31, 2005 related to the issuance of restricted shares.

Earnings per Share

Earnings per share for the three months ended March 31, 2005 is computed as follows:

Numerator (Income)	Three months ended March 31, 2005
Basic Earnings:
Net income available to common stockholders	$4,566
Effect of dilutive securities	---
Diluted Earnings:
Net income available to common stockholders	$4,521

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	18,833
Effect of Diluted Securities:
Stock options	185
Diluted Shares	19,018

10.    Minority Interest

After the closing of our initial public offering, we owned all of the Class A limited partner interests in our Operating Partnership.  The Class B limited partner interests are owned 83% by SL Green Operating Partnership, L.P. and 17% by our Manager. SL Green Operating Partnership, L.P. intends to own at least 70% of the Class B limited partner interests.

11.    Benefit Plans

We do not maintain a defined benefit pension plan, post-retirement health and welfare plan, 401(K) plan or other benefits plans as we do not have any employees.  These benefits are provided to its employees by our Manager, a majority-owned subsidiary of SL Green.

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

Our corporate offices at 420 Lexington Avenue, New York, NY are subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten.

The following is a schedule of future minimum lease payments under our operating lease as of March 31, 2005.

Operating Leases
2005	$145
2006	252
2007	256
2008	261
2009	265
Thereafter	1,633
Total minimum lease payments	$2,812

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

The following table summarizes the notional and fair value of our derivative financial instrument at March 31, 2005.  All derivative instruments have been designated as cash flow hedges.  For the three months ended March 31, 2005 $1 was attributable to the ineffective portion of our derivative’s change in fair value and was recognized as an increase in interest expense.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

	Notional Value	Strike Rate		Effective Date		Expiration Date		Fair Value
Interest Rate Swap	$10,729	3.36%		8/2004		12/2007		$242
Interest Rate Swap	$31,686	2.25	%(1)	11/2004	(1)	4/2005	(1)	$797
Interest Rate Swap	$3,465	3.30	%(2)	2/2005	(2)	2/2006	(2)	$53

(1)   This swap has a step-up component with a strike rate of 3.86%, an effective date of April 2005 and an expiration of November 2009.  The total fair value of the initial swap and the step-up provisions are reflected in the fair value.

(2)   This swap has a step-up component with a strike rate of 4.28%, an effective date of February 2006 and an expiration of December 2009.  The total fair value of the initial swap and the step-up provisions are reflected in the fair value.

On March 31, 2005, the derivative instruments were reported as an asset at their fair value of $1,092.  Offsetting adjustments are represented as deferred gains and are a component of Accumulated Other Comprehensive Income of $1,121.  Currently, all derivative instruments are designated as effective hedging instruments.  Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.

We are hedging exposure to variability in future interest payments on its debt facilities.

14.    Environmental Matters

Our management believes we are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues.  Our management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows.

15.    Segment Reporting

Statement of Financial Accounting Standard No. 131, or “SFAS No. 131,” establishes standards for the way that public entities report information about operating segments in their annual financial statements.  We are a REIT focused on originating and acquiring loans and securities related to real estate and currently operate in only one segment.

16.    Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash investing and financing activities (in thousands):

2005
Derivative instruments at fair value	$839

17.    Subsequent Events

On April 29, 2005, we closed on a $57,503 million investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property.  The joint venture, which was created to acquire, own and operate the Property, is owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green; the joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the Property from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the Property.  The Property comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse First Boston (USA), or CSFB, pursuant to a lease with a 15-year remaining term.

On April 22, 2005 our repurchase facility with Wachovia Capital Markets LLC or one or more of its affiliates was increased from $350,000 to $500,000.  In connection with this increase, the $50,000 credit facility we previously held with Wachovia Capital Markets LLC or one or more of its affiliates was consolidated into the repurchase facility and the initial term of the facility was modified to reflect a staggered term in which $250,000 matures in August 2007, $150,000 matures in December 2007 and the remaining $100,000 matures in June 2008.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commercial real estate specialty finance company formed in April of 2004 focused on originating and acquiring, for our own account, fixed and floating rate mortgage loans, bridge loans, subordinate interests in mortgage loans, distressed debt, mortgage-backed securities, mezzanine loans and preferred equity interests in entities that own commercial real estate in addition to acquiring and owning properties leased on a long-term, net lease basis to credit tenants, primarily in the United States.  We conduct substantially all of our operations through our operating partnership, GKK Capital LP.  We are externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green.  We have elected to be taxed as a REIT under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders.  However, we may establish taxable REIT subsidiaries to effect various taxable transactions.  Those taxable REIT subsidiaries would incur federal, state and local taxes on the taxable income from their activities.  Unless the context requires otherwise, all references to “we,” “our” and “us” mean Gramercy Capital Corp.

In each financing transaction we undertake, we seek to control as much of the capital structure as possible in order to be able to identify and retain that portion that provides the best risk adjusted returns.  This is generally achieved through the direct origination of whole loans, the ownership of which permits a wide variety of syndication and securitization executions to achieve excess returns.  By providing a single source of financing for developers and sponsors, we intend to streamline the lending process, provide greater certainty for borrowers and retain the high yield debt instruments that we manufacture.  By creating, rather than buying whole loans, subordinate mortgage participations, mezzanine debt and preferred equity, we strive to deliver superior returns to our shareholders.

Since our inception, we have completed transactions in a variety of markets and secured by several property types.  During this period, the market for commercial real estate debt has continued to demonstrate low rates of default, high relative returns and tremendous inflows of capital.  Consequently, the market for debt instruments has evidenced moderately declining yields and more flexible credit standards and loan structures.  In particular, “conduit” originators who package whole loans for resale to investors have driven debt yields lower while maintaining substantial liquidity because of the strong demand for the resulting securities.  Because of reduced profits in the most liquid sectors of the mortgage finance business, several large institutions have begun originating large bridge loans for the purpose of generating interest income, rather than the typical focus on trading profits.  In this environment we have focused on areas where we have comparative advantages rather than competing for product merely on the basis of yield or structure.  This has particularly included whole loan origination in markets and transactions where we have an advantage due to knowledge or relationships we have or our largest shareholder, SL Green, has or where we have an ability to better assess and manage risks over time.  When considering investment opportunities in secondary market transactions in tranched debt, we generally avoid first loss risk in larger transactions due to the high historic valuations of most of the corresponding assets.  Because of the significant increase in the value of institutional quality assets relative to historic norms, we typically focus on positions in which a customary refinancing at loan maturity would provide for a return of our investment.  Because of our relatively small size at this time, we can meet our growth objectives with a moderate amount of new investment activity.

Because of the high relative valuation of debt instruments in the current market and a generally increasing rate environment, we have carefully managed our exposure to interest rate changes that could affect our liquidity.  We generally match our assets and liabilities in terms of base interest rate (generally 30-day LIBOR) and expected duration.  We raised $95.0 million of additional equity in December 2004 and January 2005 to reduce our outstanding indebtedness and maintain sufficient liquidity for our investment portfolio.  Based on current market conditions, we believe a collateralized debt obligation, or CDO, could achieve our financing and return objectives, but we continue to carefully manage our liquidity until such time as a CDO can be consummated.

As of March 31, 2005, we held investments of approximately $601.7 million and net of fees, discounts, repayments, asset sales and unfunded commitments.  The aggregate carrying values, allocation by product type and weighted average coupons of our investments as of March 31, 2005 were as follows:

	Carrying Value ($ in thousands)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR
Whole loans	$251,411	42%	—	306	bps
Subordinate mortgage interests, floating rate	224,273	37%	—	648	bps
Subordinate mortgage interests, fixed rate	34,700	6%	9.60%	—
Mezzanine loans, floating rate	65,992	11%	—	934	bps
Mezzanine loans, fixed rate	2,729	0%	14.53%	—
Preferred equity	11,721	2%	—	900	bps
Commercial mortgage backed securities	10,921	2%	13.49%	—
Total / Average	$601,747	100%	10.76%	532	bps

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of the Annual Report on Form 10-K.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, known as GAAP. These accounting principles require us to make some complex and subjective decisions and assessments.  Our most critical accounting policies involve decisions and assessments which could significantly affect our reported assets, liabilities and contingencies, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time.  We evaluate these decisions and assessments on an ongoing basis.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified our most critical accounting policies to be the following:

Loans and Investments

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans and unfunded commitments unless such loan or investment is deemed to be impaired. We invest in preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing.  At the inception of each such investment, we must determine whether such investment should be accounted for as a loan, joint venture or as an interest in real estate.

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis.  The fair value of the collateral is determined by an evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  There was no loan loss allowance at March 31, 2005.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

In accordance with applicable GAAP, mortgage-backed securities are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations.  We had no investments as of March 31, 2005 that were accounted for as trading securities.

Valuations of Mortgage-Backed Securities

All mortgage-backed securities are carried on the balance sheet at fair value.  We determine the fair value of mortgage-backed securities based on the types of securities in which we have invested.  For liquid, investment-grade securities, we consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments.  For non-investment grade securities, we actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows.  The value of the securities is derived by applying discount rates to such cash flows based on current market yields.  The yields employed are obtained from the experience of our Manager in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments.  Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes.  Different judgments and assumptions could result in different presentations of value.

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

Revenue Recognition

Interest income on debt investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.  Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.  Fees on commitments that expire unused are recognized at expiration.  Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to us, in the form of a guarantee are recognized over the term of that guarantee.

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

In some instances we may sell all or a portion of our investments to a third party.  To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  As of March 31, 2005, we maintained a balance of $0 in our reserve.

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders.  No amounts were earned or accrued with respect to the Class B limited partner interests as of March 31, 2005.

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

FASB No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective January 1, 2001, requires us to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions.  Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

All hedges held by us are deemed to be highly effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management.

Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ending December 31, 2004.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distributions to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.  We may, however, be subject to certain state and local taxes.

Results of Operations

For the three months ended March 31, 2005 (dollars in thousands)

Revenue

Investment income of $10,250 for the three months ended March 31, 2005 was generated on our whole loans, senior mortgage interests, subordinate mortgage interests, mezzanine loans, preferred equity interests and CMBS investments.  $1,250 was earned on fixed rate investments with a weighted average yield of 10.76%.  The remaining $9,000 relates to floating rate investments with a weighted average interest rate of LIBOR plus 5.32%.

Other income of $440 for the three months ended March 31, 2005 is comprised primarily of income recorded on the sale of a senior mortgage interest of $413.  $27 represents interest earned on cash balances.

Expenses

Interest expense was $2,801 for the three months ended March 31, 2005, of which $2,297 represents interest on borrowings on our master repurchase facilities with Wachovia Capital Markets LLC and Goldman Sachs Mortgage Company which had a weighted average spread to LIBOR of 207 basis points for the same period.  The remaining balance in interest expense is comprised of $109 of interest expense related to our two interest rate swap contracts and $395 of amortization of deferred financing costs related, primarily, to the closing of our facilities with Wachovia and with Goldman.

Management fees of $1,668 for the three months ended March 31, 2005 represents fees paid or payable to the Manager of $1,204 under our management agreement and fees paid or payable to SL Green Operating Partnership, L.P. of $313 and $151 under our outsourcing and servicing agreements, respectively.  These fees and the relationship between us, the Manager and SL Green Operating Partnership, L.P. are discussed further in “Related Party Transactions.”

Marketing, general and administrative expenses were $1,633 for the three months ended March 31, 2005, which represents professional fees, stock-based compensation, insurance and general overhead costs.

Stock-based compensation expense included in marketing, general and administrative expenses was $643 for the three months ended March 31, 2005.  This represents the cost of restricted stock and options granted or to be granted to certain of our executive officers and directors.  Of the shares of restricted stock issued, approximately 89% will vest equally over a three-year period and the remaining 11% will vest equally over a four-year period.  Of the options granted, 59% will vest equally over a three-year period and the remaining 41% will vest equally over a four-year period.  The compensation expense recorded for the three months ended March 31, 2005 represents a ratable portion of the expense of the issuance of these shares over their vesting period.

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

Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.  In addition, an event of default is triggered under our repurchase facility with Wachovia Capital Markets LLC if the management agreement with GKK Manager LLC is terminated.  Depending on market conditions, our debt financing will be in the range of 70% to 80% of the carrying value of our total assets.  Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties about our company in connection with such debt.  Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability.  Moreover, our debt may be secured by our assets.  If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal.  If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender.  The lender could also sue us or force us into bankruptcy.  Any such event would have a material adverse effect on our liquidity and the value of our common stock.  In addition, posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets.

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

Indebtedness

The table below summarizes borrowings under our Wachovia and Goldman repurchase facilities at March 31, 2005 (dollars in thousands).

March 31,
Debt Summary:	2005
Balance
Fixed rate	$—
Variable rate	342,291
Total	$342,291

Effective interest rate for the period	LIBOR + 2.07%

Repurchase Facilities

We currently have two repurchase facilities with an aggregate of $700 million of total debt capacity.  In August 2004 we closed on a $250 million repurchase facility with Wachovia Capital Markets LLC.  This facility was then increased to $350 million on January 3, 2005 and subsequently increased to $500 million on April 22, 2005.  As part of the April 2005 increase to $500 million, the initial term of this facility was modified to reflect a staggered term in which $250 million matures in August 2007, $150 million matures in December 2007 and the remaining $100 million matures in June 2008.  Also in conjunction with the April 2005 upsize, the $50 million credit facility we previously maintained with Wachovia was consolidated into the $500 million repurchase facility.  The $500 million facility bears interest at spreads of 1.25% to 3.50% over 30-day LIBOR and, based on our investment activities, provides for advance rates that vary from 50% to 95% based upon the collateral provided under a borrowing base calculation.  The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.   At March 31, 2005 we had an outstanding balance of $296.2 million on this facility at a weighted average spread to LIBOR of 2.12%.

On January 3, 2005 we closed an additional repurchase facility of $200 million with Goldman Sachs Mortgage Company, an affiliate of Goldman Sachs & Co.  This facility has an initial term of three years with one six-month extension option.  This facility bears interest at spreads of 1.125% to 2.75% over a 30-day LIBOR and, based on our investment activities, provides for advance rates that vary from 75% to 90% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia repurchase facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. At March 31, 2005 we had an outstanding balance of $46.1 million on this repurchase facility at a weighted average spread to LIBOR of 1.80%.

The repurchase facilities require that we pay down borrowings under these facilities as principal payments on our loans and investments are received.

Assets pledged as collateral under these facilities may include stabilized and transitional first mortgage whole loans, first mortgage B-notes, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by us.

Credit Facility

We currently have one $25 million credit facility with Wachovia Capital Markets LLC. with a term of two years.  Amounts drawn under this facility for liquidity purposes bear interest at a spread over LIBOR of 525 basis points.  Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points.  Amounts drawn under this facility for liquidity purposes must be repaid within 105 days.  Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied.  These covenants are generally more restrictive than those set forth below.  At March 31, 2005 we did not have any borrowings under our credit facilities.

The credit facility requires that we pay down borrowings under these facilities as principal payments on our loans and investments are received.

Restrictive Covenants

The terms of both of our repurchase facilities and our credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of our total assets, (b) require us to maintain minimum liquidity of at least $10 million for the first two years and $15 million thereafter, (c) our fixed charge coverage ratio shall at no time be less than 1.50 to 1.00, (d) our minimum interest coverage ratio shall at no time be less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129.75 million, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain our REIT status.  Under our facilities with Wachovia Capital Markets LLC, an event of default will be triggered if GKK Manager LLC ceases to be the Manager.  As of March 31, 2005, we were in compliance with all such covenants.

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

Capitalization

As of March 31, 2005, we had 18,833,000 shares of common stock outstanding.

Market Capitalization

At March 31, 2005, borrowings under our repurchase facilities and our revolving credit facilities represented 48% of our consolidated market capitalization of $710 million (based on a common stock price of $19.50 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2005).  Market capitalization includes our consolidated debt and common stock.

Contractual Obligations

Combined aggregate principal maturities of borrowings under our repurchase facilities and revolving credit facility and our obligations under our operating lease as of March 31, 2005 are as follows (in thousands):

	Repurchase Facilities	Revolving Credit Facility	Operating Leases	Total
2005	$—	$—	$145	$—
2006	—	—	252	—
2007	296,167	—	256	296,167
2008	46,124	—	261	46,124
2009			265
Thereafter			1,633
	$342,291	—	$2,812	$342,291

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

Related Party Transactions

In connection with our initial public offering, we entered into a Management Agreement with GKK Manager LLC, which provides for an initial term through December 2007 with automatic one-year extension options and is subject to certain termination rights.  We pay the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the Management Agreement).  For the three months ended March 31, 2005, we paid or had payable an aggregate of approximately $1,204 to the Manager under this agreement.

The Manager and SL Green Operating Partnership, L.P., hold 17 units and 83 units, respectively, of the Class B limited partner interests of the Operating Partnership. SL Green Operating Partnership, L.P. intends to own at least 70 units of the Class B limited partner interests. To provide an incentive for the Manager to enhance the value of the common stock, the Manager and SL Green Operating Partnership, L.P. are entitled through their ownership of Class B limited partner interests of the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  No amounts were earned or accrued with respect to such Class B limited partner interests through March 31, 2005.

We are obligated to reimburse the Manager for its costs incurred under an Asset Servicing Agreement and a separate Outsourcing Agreement between our Manager and SL Green Operating Partnership, L.P.  The Asset Servicing Agreement provides for an annual fee payable by us of 0.15% of the carrying value of our investments, excluding certain defined investments for which other servicing arrangements are executed and further reduced by fees paid directly to outside servicers by us which have been approved by SL Green Operating Partnership, L.P.  The Outsourcing Agreement provides a fee payable by us of $1,250 per year, increasing 3% annually over the prior year.  For the three months ended March 31, 2005, we paid or had payable an aggregate of $313 and $151 to our Manager under the Outsourcing and Asset Servicing Agreements, respectively.

In connection with the 5,500,000 shares of common stock that were sold on December 3, 2004 and settled on December 31, 2004 and January 3, 2005 in a private placement, we have agreed to pay the Manager a fee of $1,000 as compensation for financial advisory, structuring and costs incurred on our behalf.  This fee has been recorded as a reduction in the proceeds of the private placement.  Apart from legal fees and stock clearing charges of $245, no other fees were paid by us to an investment bank, broker/dealer or other financial advisor in connection with the private placement, resulting in total costs of 1.3% of total gross proceeds.

On March 31, 2005 we posted a deposit of $5 million to SL Green for a potential equity investment in a joint venture.  On April 29, 2005, we closed on a $57.5 million investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property.  The joint venture, which was created to acquire, own and operate the Property, is owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green; the joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the Property from Metropolitan Life Insurance Company for the purchase price of $802.8 million plus closing costs, financed in part through a $690.0 million first mortgage loan on the Property.  The Property comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse First Boston (USA), or CSFB, pursuant to a lease with a 15-year remaining term.

Effective May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green Realty Corp., for our corporate offices at 420 Lexington Avenue, New York, NY.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services for the three months ended March 31, 2005 was less than $1.

SL Green Operating Partnership, L.P. has invested $75,000 in a preferred equity interest that is subordinate to one of our investments with a book value of $62,086 as of March 31, 2005.

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

Funds from Operations for the three months ended March 31, 2005 is as follows (in thousands):

Three Months Ended March 31, 2005
Net income available to common stockholders	$4,566
Add:
Depreciation and amortization	417
Less:
Amortization of deferred financing costs and depreciation on non-rental real estate assets	(417)
Funds from operations – basic	4,566
Dividends on preferred shares	—
Funds from operations – diluted	$4,566
Cash flows provided by operating activities	$1,450
Cash flows used in investing activities	$(195,367)
Cash flows provided by financing activities	$159,244

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

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results.  Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities

ITEM 4.  Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during Gramercy’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Gramercy’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 12 to the Consolidated Financial Statements

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

3.1     Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

3.2 Bylaws of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

4.1 Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.1 Form of Management Agreement by and between the Company and GKK Manager LLC, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

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

10.5 Form of Outsource Agreement by and between GKK Manager LLC and SLG Operating Partnership, L.P., incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

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

10.10 Form of Master Repurchase Agreement dated as of January 3, 2005, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.11 Annex to the Form of Master Repurchase Agreement dated as of January 3, 2005, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.12 Form of Employment Agreement by and between Hugh Hall and GKK Manager LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.13 Form of Employment Agreement by and between Robert R. Foley and GKK Manager LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.14 Form of Registration Rights Agreement, by and between various holders of the Company’s common stock and the Company, incorporated by reference to the Company’s Form 8-K, dated December 9, 2004, filed with the Commission on December 9, 2004.

10.15 Form of Amended and Restated Registration Rights Agreement, by and between SL Green Realty Corp. and the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.16 Form of Purchase Agreement, by and among the Company and various investors in the Company’s common stock, incorporated by reference to the Company’s Form 8-K, dated December 3, 2004 filed with the Commission on December 3, 2004.

10.17 Form of LLC Agreement, by and between GKK Madison Investment LLC, a wholly owned subsidiary of the Company, and SLG Madison Investment LLC, a wholly owned subsidiary of SL Green Realty Corp.

10.18 Form of Amended and Restated Master Repurchase Agreement, by and between the Company and Wachovia Capital Markets, LLC.

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

GRAMERCY CAPITAL CORP.

		By:	/s/ Robert R. Foley
Robert R. Foley
Chief Financial Officer

Date:	May 11, 2005