Form 10-Q
period 2005-06-30
GRAMERCY CAPITAL CORP
filed 2005-07-27
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 18,833,060 at July 27, 2005.

GRAMERCY CAPITAL CORP.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004

Consolidated Statement of Income for the three and six months ended June 30, 2005 (unaudited)

Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005 (unaudited)

Consolidated Statement of Cash Flows for the six months ended June 30, 2005 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Signatures

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

Gramercy Capital Corp.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets:
Cash and cash equivalents	$15,598	$39,094
Restricted cash	3,001	1,901
Loans and other lending investments, net	678,141	395,717
Commercial mortgage backed securities, net	10,948	10,898
Investments in unconsolidated joint ventures	57,190	—
Loans held for sale, net	59,911	—
Stock subscriptions receivable	—	60,445
Accrued interest	3,719	2,921
Deferred financing costs	5,041	2,044
Deferred costs	672	189
Derivative instruments, at fair value	—	249
Other assets	446	589
Total assets	$834,667	$514,047

Liabilities and Stockholders’ Equity:
Credit facilities	$500,000	$238,885
Management fees payable	662	416
Dividends payable	6,515	1,951
Accounts payable and accrued expenses	3,919	1,935
Derivative instruments, at fair value	487	—
Other liabilities	3,501	1,901
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	50,000	—
Total liabilities	565,084	245,088

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 18,833,060 and 18,812,500 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	19	19
Additional paid-in-capital	268,479	268,558
Accumulated other comprehensive income / (loss)	(451)	282
Retained earnings	1,536	100
Total stockholders’ equity	269,583	268,959
Total liabilities and stockholders’ equity	$834,667	$514,047

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statement of Income

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Revenues
Investment income	$15,689	$25,939
Other income	3,069	3,509
Total revenues	18,758	29,448

Expenses
Interest expense	6,264	9,065
Management fees	1,870	3,538
Depreciation and amortization	106	128
Marketing, general and administrative	1,632	3,266
Provision for loan loss	525	525
Total expenses	10,397	16,522
Income from continuing operations before equity in net loss of unconsolidated joint venture and taxes	8,361	12,926
Equity in net loss of unconsolidated joint venture	(404)	(404)
Income from continuing operations before taxes	7,957	12,522
Provision for taxes	(500)	(500)
Net income available to common stockholders	$7,457	$12,022

Basic earnings per share:
Net income available to common stockholders	$0.40	$0.64
Diluted earnings per share:
Net income available to common stockholders	$0.39	$0.63
Dividends per common share	$0.35	$0.57
Basic weighted average common shares outstanding	18,833	18,833
Diluted weighted average common shares and common share equivalents outstanding	19,033	19,026

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statement of Stockholders’ Equity

(Unaudited, amounts in thousands, except share data)

				Accumulated
	Common		Additional	Other
	Stock		Paid-	Comprehensive	Retained		Comprehensive
	Shares	Par Value	In-Capital	Income	Earnings	Total	Income
Balance at December 31, 2004	18,813	$19	$268,558	$282	$100	$268,959
Net income					12,022	12,022	$12,022
Net unrealized gain / (loss) on derivative instruments				(733)		(733)	(733)
Costs related to common stock offerings			(1,536)			(1,536)
Stock-based compensation – fair value			1,457			1,457
Deferred compensation plan, net	20	—				—
Cash distributions declared					(10,586)	(10,586)
Balance at June 30, 2005	18,833	$19	$268,479	$(451)	$1,536	$269,583	$11,289

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.

Consolidated Statement of Cash Flows

(Unaudited, amounts in thousands)

For the Six Months Ended June 30, 2005
Operating Activities
Net income available to common stockholders	$12,022
Adjustments to reconcile net income available to common stockholders to net cash provided by operating activities:
Depreciation and amortization	953
Amortization of discount on investments	(505)
Equity in net income of unconsolidated joint venture	404
Provision for loan losses	525
Changes in operating assets and liabilities:
Accrued interest	(798)
Other assets	15
Management fees payable	246
Accounts payable, accrued expenses and other liabilities	2,485
Net cash provided by operating activities	15,347
Investing Activities
New investment originations	(404,791)
Principal collections on investments	62,424
Investment in joint venture	(57,594)
Deferred loan costs	(483)
Net cash used in investing activities	(400,444)
Financing Activities
Proceeds from credit facilities	533,449
Repayments of credit facilities	(272,334)
Net proceeds from sale of common stock	60,333
Issuance of trust preferred securities	50,000
Deferred financing costs	(3,823)
Dividends paid	(6,024)
Net cash provided by financing activities	361,601
Net increase in cash and cash equivalents	(23,496)
Cash and cash equivalents at beginning of period	39,094
Cash and cash equivalents at end of period	$15,598

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2005

1.     Organization

Gramercy Capital Corp. (the Company or Gramercy), was organized in Maryland on April 12, 2004 as a commercial real estate specialty finance company focused on originating and acquiring, for our own account, fixed and floating rate mortgage loans, bridge loans, subordinate interests in mortgage loans, distressed debt, mortgage-backed securities, mezzanine loans and preferred equity interests in entities that own commercial real estate, primarily in the United States.  We also make equity investments in commercial real estate properties net leased to tenants, primarily for the recurring earnings, tax benefits and long-term residual benefits these transactions often hold.

Substantially all of Gramercy’s operations are conducted through and all assets are held by GKK Capital LP, a Delaware limited partnership, or the Operating Partnership.  Gramercy, as the sole general partner of, and holder of 100% of the common units of, the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership.  Accordingly, we consolidate the accounts of the Operating Partnership.

We are externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green.  At June 30, 2005, SL Green also owned approximately 25% of the outstanding shares of our common stock. We qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with our taxable year ending December 31, 2004.  To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income.  Unless the context requires otherwise, all references to “we,” “our,” and “us” means Gramercy Capital Corp.

As of June 30, 2005, we held loans and other lending investments of approximately $749,000 net of fees, discounts, repayments, asset sales and unfunded commitments with an average spread to LIBOR of 522 basis points for our floating rate investments and an average yield of 9.36% for our fixed rate investments.  As of June 30, 2005 we also held a $57,190 investment in an unconsolidated joint venture that acquired the South Building located at One Madison Avenue in New York, New York, which South Building is occupied almost entirely by Credit Suisse First Boston (USA) Inc., or CSFB, under a net lease with a 15 year remaining term.

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

2.     Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us, or entities which are variable interest entities in which we are the primary beneficiaries under FASB Interpretation No. 46, FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires a variable interest entity, or VIE, to be consolidated by its primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.  We have evaluated our investments for potential classification as variable interests by evaluating the sufficiency of the entities’ equity investment at risk to absorb losses, and determined that we are not the primary beneficiary for any of our investments.  Entities which we do not control and entities which are VIE’s, but where we are not the primary beneficiary, are accounted for under the equity method.  All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists of interest reserves held on behalf of borrowers.

Loans and Investments and Loans Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments.  We originate or acquire preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing.  At the inception of each such investment, we must determine whether such investment should be accounted for as a loan, joint venture or as an interest in real estate.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  At June 30, 2005 we maintained a reserve of $525.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

In accordance with applicable GAAP, mortgage-backed securities, or MBS, are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of June 30, 2005 that were accounted for as trading securities.

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

Credit Tenant Lease Investments

Credit tenant lease, or CTL, investments are recorded at cost less accumulated depreciation.  Costs directly related to the acquisition of such investments are capitalized.  Certain improvements are capitalized when they are determined to increase the useful life of the building.  Capitalized items are depreciated using the straight-line method over the shorter of the useful lives of the capitalized item or 40 years for buildings or facilities, the remaining life of the facility for facility improvements, four to seven years for personal property and equipment, and the shorter of the remaining lease term or the expected life for tenant improvements.

In accordance with FASB No. 144, or SFAS 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” a property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.  Once an asset is held for sale, depreciation expense and straight-line rent adjustments are no longer recorded and historic results are reclassified as Discontinued Operations.

In accordance with FASB No. 141, or SFAS 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.  At June 30, 2005 we held one CTL investment of $57,190 through an investment in the joint venture that acquired the South Building located at One Madison Avenue in New York, New York as described more fully in Note 4.

Investment in Unconsolidated Joint Venture

We account for our investment in an unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not unilaterally control the entity, and are not considered to be the primary beneficiary under FIN 46.  In the joint venture, the rights of the other investor are both protective as well as participating. These rights preclude us from consolidating the investment.  The investment is recorded initially at cost, as an investment in an unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  See Note 4.  None of the joint venture debt is recourse to us.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  At June 30, 2005 we maintained a reserve for possible credit losses of $525.

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

	2005	2004
Dividend yield	8.5%	10.0%
Expected life of option	6.9 years	7 years
Risk-free interest rate	4.12%	4.10%
Expected stock price volatility	18.9%	18.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interest is entitled to receive an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders.  No amounts were earned or accrued with respect to the Class B limited partner interests as of June 30, 2005.

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

We use a variety of commonly used derivative products that are considered plain vanilla derivatives.  These derivatives typically include interest rate swaps, caps, collars and floors.  We also use total rate of return swaps, or TROR swaps, which are tied to the Lehman Brothers CMBS index. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes.  Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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

All hedges held by us are deemed to be effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management.  The effect of our derivative instruments on our financial statements is discussed more fully in Note 16.

Income Taxes

We intend to elect to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ended December 31, 2004.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distributions to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.  We may, however, be subject to certain state and local taxes.

Our wholly owned subsidiary, GKK Trading Corp, a taxable REIT subsidiary, or TRS, may be subject to federal, state and local taxes.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

Organization Costs

Costs incurred to organize Gramercy in 2004 were expensed as incurred.

Earnings Per Share

We present both basic and diluted earnings per share, or EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  Diluted EPS at June 30, 2005 reflects the dilutive effect of stock options and the issuance of phantom shares to non-employee directors.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable.  Gramercy places its cash investments in excess of insured amounts with high quality financial institutions.  Our Manager performs ongoing analysis of credit risk concentrations in our debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics.  Three investments accounted for more than 24% of the total carrying value of our debt investments as of June 30, 2005. Two investments accounted for approximately 22% of the revenue earned on our debt investments for the three months ended June 30, 2005 and two investments accounted for more than 25% of the revenue earned on our debt investments for the six months ended June 30, 2005.

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

3.     Loans and Other Lending Investments

The aggregate carrying values, allocation by product type and weighted average coupons of our loans and other lending investments as of June 30, 2005 were as follows:

	Carrying Value ($ in thousands)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR
Whole loans, floating rate	$291,451	39%		308	bps
Whole loans, fixed rate	68,866	9%	8.33%
Subordinate mortgage interests, floating rate	252,926	34%		643	bps
Subordinate mortgage interests, fixed rate	34,970	4%	9.60%
Mezzanine loans, floating rate	74,808	10%		889	bps
Mezzanine loans, fixed rate	3,291	1%	14.53%
Preferred equity	11,740	2%		900	bps
Commercial mortgage backed securities	10,948	1%	13.49%
Total / Average	$749,000	100%	9.36%	522	bps

For the three and six months ended June 30, 2005 the Company’s investment income from debt investments was generated by the following investment types:

	For the Three Months Ended June 30, 2005		For the Six Months Ended June 30, 2005
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Subordinate mortgage interests	$6,517	42%	$12,160	47%
Whole loans	5,991	38%	8,983	35%
Mezzanine loans	2,422	16%	3,370	13%
Preferred Equity	385	2%	691	2%
CMBS	374	2%	735	3%
	$15,689	100%	$25,939	100%

At June 30, 2005, our loan and other lending investment portfolio had the following geographic diversification:

Region	Carrying Value	% of Total
Northeast	$374,634	50%
South	132,095	17%
West	117,368	16%
Midwest	74,937	10%
Various	49,966	7%
Total	$749,000	100%

In connection with our preferred equity investment we have guaranteed a portion of the outstanding principal balance of the first mortgage loan, up to approximately $1,400, that is a financial obligation of the entity in which we have invested in the event of a borrower default under such loan.  The loan matures in 2032.  As compensation, we received a credit enhancement fee of $125 from the borrower in exchange for the guarantee, which is recognized as the fair value of the guarantee and has been recorded on our balance sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded.  Our maximum exposure under this guarantee is approximately $1,400 as of June 30, 2005.  Under the terms of the guarantee, the investment sponsor is required to reimburse us for the entire amount paid under the guarantee until the guarantee expires.

4.     Investment in Unconsolidated Joint Venture

One Madison Office Fee LLC

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property.  The joint venture, which was created to acquire, own and operate the Property, is owned 45% by our wholly-owned subsidiary and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the Property from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the Property.  The first mortgage is non-recourse to us.  The Property comprises approximately 1.2 million square feet and is almost entirely net leased to CSFB pursuant to a lease with a 15-year remaining term.  As of June 30, 2005 the investment has a carrying value of $57,190.  For the three and six months ended June 30, 2005, we recorded our pro rata share of net losses of the joint venture of $404.

5.     Junior Subordinated Debentures

On May 20, 2005 we completed the issuance of $50,000 in unsecured floating rate trust preferred securities through a newly formed Delaware statutory trust, Gramercy Capital Trust I, or GCTI, that is a wholly owned subsidiary of the Operating Partnership.  The securities bear interest at a fixed rate of 7.57% for the first ten years ending June 2015.  Thereafter the rate will float based on the three-month LIBOR plus 300 basis points.  The trust preferred securities require quarterly interest distributions, however payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if the Operating Partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of the Operating Partnership, in whole or in part, with no prepayment premium any time after June 30, 2010.

GCTI issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of GCTI to the Operating Partnership for a purchase price of $1,550.  GCTI used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Operating Partnership’s junior subordinated notes.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.  We realized net proceeds from this offering of approximately $48,956.

Our interest in GCTI is accounted for using the equity method and the assets and liabilities of GCTI are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet.

6.     Collateralized Debt Obligation

On July 14, 2005, we issued approximately $1,000,000 of collateralized debt obligations, or CDO, through two newly-formed indirect subsidiary, Gramercy Real Estate CDO 2005-1 Ltd., or the Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the Co-Issuer. The CDO consists of $810,500 of investment grade notes, and $84,500 of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $105,000 of preferred shares, which were issued by the Issuer.  We retained all non-investment grade securities and the preferred shares in the Issuer.  The Issuer holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, which serve as collateral for the CDO. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. The CDO may be replenished pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. We incurred approximately $11,342 of issuance costs which will be amortized on a level yield basis over the average life of the CDO. For accounting purposes, the Issuer is consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments. The assets pledged as collateral were contributed from our existing portfolio of assets.

7.     Debt Obligations

We have three secured credit facilities; two with Wachovia Capital Markets, LLC or one or more of its affiliates and one with Goldman Sachs Mortgage Company.

The first facility with Wachovia Capital Markets, LLC and its affiliates is a $500,000 repurchase facility.  This facility was increased to $350,000 from $250,000 effective January 3, 2005, and subsequently increased to $500,000 effective April 22, 2005.  As part of the April 2005 increase to $500,000, the initial term of the facility was modified to reflect staggered maturities in which $250,000 matures in August 2007, $150,000 matures in December 2007 and the remaining $100,000 matures in June 2008.  Also in conjunction with the April 2005 increase, the $50,000 credit facility we previously maintained with Wachovia was consolidated into the $500,000 repurchase facility.  The $500,000 facility bears interest at spreads of 1.25% to 3.50% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 50% to 95% based upon the collateral provided under a borrowing base calculation.  The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  At June 30, 2005 we had borrowings of $347,789 under this facility.  On July 14, 2005 we repaid substantially all of the borrowings against this facility using proceeds from the issuance of the CDO.  We can utilize the $25,000 revolving credit facility described below to fund requirements for additional collateral pursuant to the warehouse financing or to fund the acquisition of assets.

The second facility with Wachovia Capital Markets, LLC and its affiliates is a $25,000 revolving credit facility with a term of two years.  Amounts drawn under this facility for liquidity purposes bear interest at a rate equal to a spread over LIBOR of 525 basis points.  Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points.  Amounts drawn under this facility for liquidity purposes must be repaid within 105 days.  Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied.  These covenants are generally more restrictive than those set forth below.  At June 30, 2005 we had no borrowings under this facility.

We have an additional repurchase facility of $200,000 with Goldman Sachs Mortgage Company, an affiliate of Goldman Sachs & Co.  This facility has an initial term of three years expiring in January 2008 with one six-month extension option.  This facility bears interest at spreads of 1.125% to 2.75% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 75% to 90% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  At June 30, 2005 we had borrowings of $152,211 under this facility.  On July 14, 2005 we repaid the borrowings against this facility in full using proceeds from the issuance of the CDO.

The terms of both of our repurchase facilities and our credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $10,000 for the first two years and $15,000 thereafter, (c) our fixed charge coverage ratio shall at no time be less than 1.50 to 1.00, (d) our minimum interest coverage ratio shall at no time be less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129,750, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain our REIT status.  Under our facilities with Wachovia Capital Markets LLC, an event of default will be triggered if GKK Manager LLC ceases to be the Manager.

The revolving credit facility and the repurchase facilities require that we pay down borrowings under these facilities as principal payments on our loans and investments are received.

At June 30, 2005 borrowings under the Wachovia and Goldman repurchase facilities were secured by the following investments:

Investment Type	Carrying Value
Whole loans	$182,003
Subordinate mortgage interests	232,644
Mezzanine loans	10,000
CMBS	—
$424,647

8.     Operating Partnership Agreement / Manager

At June 30, 2005 we owned all of the Class A limited partner interests in our Operating Partnership.  At June 30, 2005, the Class B limited partner interests were owned by our Manager and SL Green Operating Partnership, L.P. and certain officers and employees of SL Green Realty Corp., including some of whom are our executive officers.

At June 30, 2005 the majority-owned interests in our Manager were held by SL Green Operating Partnership, L.P. and certain officers and employees of SL Green Realty Corp., including some of whom are our executive officers.

9.     Related Party Transactions

In connection with our initial public offering, we entered into a management agreement with GKK Manager LLC, which provides for an initial term through December 2007 with automatic one-year extension options and is subject to certain termination rights.  We pay the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the Management Agreement) inclusive of the trust preferred securities issued on May 20, 2005.  For the three and six months ended June 30, 2005, we paid or had payable an aggregate of approximately $1,326 and $2,530 to the Manager under this agreement, respectively.

At June 30, 2005, the Class B limited partner interests were owned by our Manager and SL Green Operating Partnership, L.P. and certain officers and employees of SL Green Realty Corp., including some of whom are our executive officers.  To provide an incentive for the Manager to enhance the value of the common stock, the Manager and SL Green Operating Partnership, L.P. are entitled through their ownership of Class B limited partner interests of the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  No amounts were earned or accrued with respect to such Class B limited partner interests through June 30, 2005.

We are obligated to reimburse the Manager for its costs incurred under an Asset Servicing Agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate Outsourcing Agreement between our Manager and SL Green Operating Partnership, L.P.  The Asset Servicing Agreement provides for an annual fee payable by us of 0.15% of the carrying value of our investments, excluding certain defined investments for which other servicing arrangements are executed and further reduced by fees paid directly to outside servicers by us which have been approved by SL Green Operating Partnership, L.P.  The Outsourcing Agreement provides a fee payable by us of $1,250 per year, increasing 3% annually over the prior year.  For the three months ended June 30, 2005, we paid or had payable an aggregate of $312 and $232 to our Manager under the Outsourcing and Asset Servicing Agreements, respectively.  For the six months ended June 30, 2005, we paid or had payable an aggregate of $625 and $383 to our Manager under the Outsourcing and Asset Servicing Agreements, respectively.

In connection with the closing of our CDO, the Issuer entered into a Collateral Management Agreement with the Manager. Pursuant to the Collateral Management Agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  As compensation for the performance of its obligations as collateral manager, the Manager is entitled to receive a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. In connection with the closing of the CDO, our Board of Directors allocated to the Manager the portion of the subordinate collateral management fee paid on those securities not held by us on account of additional management services to be performed by the Manager, and allocated the senior collateral management fee and balance of the subordinate management fee to us.

In connection with the 5,500,000 shares of common stock that were sold on December 3, 2004 and settled on December 31, 2004 and January 3, 2005 in a private placement, we agreed to pay the Manager a fee of $1,000 as compensation for financial advisory, structuring and costs incurred on our behalf.  This fee was recorded as a reduction in the proceeds of the private placement.  Apart from legal fees and stock clearing charges totaling $245, no other fees were paid by us to an investment bank, broker/dealer or other financial advisor in connection with the private placement, resulting in total costs of 1.3% of total gross proceeds.

On April 29, 2005, we closed on a $57,503 million initial investment in a joint venture SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property.  The joint venture, which was created to acquire, own and operate the Property, is owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the Property from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the Property.  The Property comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse First Boston (USA) Inc., or CSFB, pursuant to a lease with a 15-year remaining term.

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services for the three and six months ended June 30, 2005 was less than $1.

SL Green Operating Partnership, L.P. has invested $75,000 and $6,100 in preferred equity interests that are subordinate to two of our investments with book values of $61,616 and $6,436, respectively, as of June 30, 2005.

On July 14, 2005 we closed on the purchase of a $40,000 participation interest in a $224,000 mezzanine loan involving an office property in New York, New York from an entity sponsored by SL Green.  On July 14, 2005 we also closed on a $32,493 subordinate participation in a loan which is senior to a $75,000 preferred equity interest of SL Green Operating Partnership, L.P.

10.  Deferred Costs

Deferred costs at June 30, 2005 consisted of the following (in thousands):

Deferred financing	$6,157
Deferred acquisition	793
6,950
Less accumulated amortization	1,237
$5,713

Deferred financing costs relate to our existing repurchase and credit facilities with Wachovia and Goldman Sachs and the completion of our CDO and are amortized on a straight-line basis to interest expense based on the remaining term of the related facility or the CDO.

Deferred acquisition costs consist of fees and direct costs incurred to originate our investments and are amortized using the effective yield method over the related term of the investment.

11.  Fair Value of Financial Instruments

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

Disclosure about fair value of financial instruments is based on pertinent information available to us at June 30, 2005.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200,000.  On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $177,600, which was used to fund investments and commence our operations.  As of June 30, 2005, 333,000 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan.  These shares have a vesting period of three to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

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

As of June 30, 2005, 18,833,060 shares of common stock and no shares of preferred stock were issued and outstanding.

Equity Incentive Plan

As part of our initial public offering we instituted our Equity Incentive Plan.  The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At June 30, 2005, approximately 1,883,306 shares of common stock were available for issuance under the Equity Incentive Plan.

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

A summary of the status of our stock options as of June 30, 2005 are presented below:

	2005
	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	640,500	$15.05
Granted	218,000	$19.40
Exercised	—	$—
Lapsed or cancelled	—	$—
Balance at end of period	858,500	$16.15

All options were granted within a price range of $15.00 to $20.60.  The remaining weighted average contractual life of the options was 9.27 years.  Of the options granted 69% will vest equally over a three-year period and the remaining 31% will vest equally over a four-year period.  Compensation expense of $43 and $59 was recorded during the three and six months ended June 30, 2005, respectively, related to the issuance of stock options.

As of June 30, 2005, 333,000 restricted shares had been issued under the Equity Incentive Plan.  Of the shares of restricted stock issued, approximately 89% will vest equally over a three-year period and the remaining 11% will vest equally over a four-year period.  These shares are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested.  Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of our Board of Directors.  Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant.  Compensation expense of $396 and $648 was recorded during the three and six months ended June 30, 2005, respectively, related to the issuance of restricted shares.

Outperformance Plan

On June 15, 2005, the Compensation Committee of our Board of Directors approved the 2005 Outperformance Plan, or the 2005 Outperformance Plan, a long-term incentive compensation program.  On the same day, our Compensation Committee approved long-term performance awards under the 2005 Outperformance Plan.

Under the 2005 Outperformance Plan, a “performance pool” will be established in June, 2008 if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30%.  The size of the pool would be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit based on such outperformance equal to the greater of 4% of our outstanding shares, or $18,600.  In the event the potential outperformance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed at such earlier date.

Each officer’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance award pool.  Assuming that the 30% benchmark is achieved, the pool will be allocated among our senior officers in accordance with the percentage specified in each officer’s participation agreement.  Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, under the Company’s 2004 Equity Incentive Plan (or successor plan), that are convertible into shares of our common stock.  The 2005 Outperformance Plan provides that if the pool is established, each officer will also be entitled to the dividends that would have been paid by us had the LTIP Units been issued on the date the 2005 Outperformance Plan was approved.  Those dividends will be paid by the issuance of additional LTIP Units.  Thereafter, dividends will be paid on the outstanding LTIP Units, whether or not vested.

Although the amount of the awards will be determined on the measurement date, none of the awards vest at that time.  Instead, 50% of the awards vest in May 2009 and the balance vest one year later based on continued employment.

In the event of a change in control of us prior to the establishment of the pool, the performance period will be shortened to end on a date immediately prior to such event and the cumulative shareholder return benchmark will be adjusted on a pro rata basis.  The pool will be formed as described above if the adjusted benchmark target is achieved and fully vested awards will be issued.  All determinations, interpretations and assumptions relating to the vesting and calculation of the performance awards will be made by the Compensation Committee.  We will record the expense of the restricted stock award in accordance with SFAS 123. Compensation expense of $750 was recorded for the six months ended June 30, 2005 related to the 2005 Outperformance Plan.

Deferred Stock Compensation Plan for Directors

Under our Independent Director’s Deferral Program, which commenced April 2005, our non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees.  Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units.  The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from the Board of Directors or a change in control by us, as defined by the program.  Phantom stock units are credited to each non-employee director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter.  Each participating non-employee director’s account is also credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter.

During the three months ended June 30, 2005, 833 phantom stock units were earned representing all of the phantom stock units outstanding at June 30, 2005.

Earnings per Share

Earnings per share for the three months ended June 30, 2005 is computed as follows:

Numerator (Income)	Three months ended June 30, 2005	Six months ended June 30, 2005
Basic Earnings:
Net income available to common stockholders	$7,457	$12,022
Effect of dilutive securities	—	—
Diluted Earnings:
Net income available to common stockholders	$7,457	$12,022

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	18,833	18,833
Effect of Diluted Securities:
Stock options	199	192
Phantom stock units	1	1
Diluted Shares	19,033	19,026

13.  Minority Interest

At June 30, 2005 we owned all of the Class A limited partner interests in our Operating Partnership.  At June 30, 2005, the Class B limited partner interests were owned by our Manager and SL Green Operating Partnership, L.P. and certain officers and employees of SL Green Realty Corp., including some of whom are our executive officers.

At June 30, 2005 the majority-owned interests in our Manager were held by SL Green Operating Partnership, L.P. and certain officers and employees of SL Green Realty Corp., including some of whom are our executive officers.

14.  Benefit Plans

We do not maintain a defined benefit pension plan, post-retirement health and welfare plan, 401(K) plan or other benefits plans as we do not have any employees.  These benefits are provided to its employees by our Manager, a majority-owned subsidiary of SL Green.

15.  Commitments and Contingencies

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

Our corporate offices at 420 Lexington Avenue, New York, New York are subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.

The following is a schedule of future minimum lease payments under our operating lease as of June 30, 2005.

Operating Leases
2005	$145
2006	252
2007	256
2008	261
2009	265
Thereafter	1,633
Total minimum lease payments	$2,812

16.  Financial Instruments: Derivatives and Hedging

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

The following table summarizes the notional and fair value of our derivative financial instrument at June 30, 2005.  All derivative instruments have been designated as cash flow hedges.  For the three and six months ended June 30, 2005 $4 and $7, respectively, were attributable to the ineffective portion of our derivative’s change in fair value and was recognized as an increase in interest expense.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

	Notional Value	Strike Rate		Effective Date		Expiration Date		Fair Value
Interest Rate Swap	$10,729	3.360%		8/2004		12/2007		$143
Interest Rate Swap	$31,686	3.855%		4/2005		11/2009		$141
Interest Rate Swap	$3,465	3.300	%(1)	2/2005	(1)	2/2006	(1)	$7
Interest Rate Swap	$19,800	3.625%		5/2005		2/2006		$(3)
Interest Rate Swap	$26,235	4.188%		6/2005		6/2010		$(233)
Interest Rate Swap	$20,048	4.348%		6/2005		6/2015		$(244)
Interest Rate Swap	$40,590	4.245%		6/2005		6/2015		$(131)

Total Rate of Return Swap	$36,000	—		4/2005		11/2005		$(180)

(1)   This swap has a step-up component with a strike rate of 4.28%, an effective date of February 2006 and an expiration of December 2009.  The total fair value of the initial swap and the step-up provisions are reflected in the fair value.

On June 30, 2005, the derivative instruments were reported as a liability at their fair value of $487.  Offsetting adjustments are represented as deferred losses and are a component of Accumulated Other Comprehensive Loss of $451.  Currently, all derivative instruments are designated as effective hedging instruments.  Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.

We are hedging exposure to variability in future interest payments on our debt facilities except in the case of our TROR swaps which are intended to hedge our exposure to variability in the rate of return in excess of anticipated future interest payments on that portion of our debt facilities used to fund fixed rate mortgage loan assets held as available for sale.

17.  Income Taxes

We intend to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2004.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distributions to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.  We may, however, be subject to certain state and local taxes.

During the three and six months ended June 30, 2005, we recorded $500 of income tax expense for income attributable to GKK Trading Corp., our wholly owned taxable REIT subsidiary. We have assumed an effective tax rate for the year ended December 31, 2005 of 40% taking into consideration the anticipated applicable U.S. federal statutory tax rate at December 31, 2005 of 34% and state and local taxes, net of federal tax benefit.

18.  Environmental Matters

Our management believes we are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues.  Our management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows.

19.  Segment Reporting

Statement of Financial Accounting Standard No. 131, or “SFAS No. 131,” establishes standards for the way that public entities report information about operating segments in their annual financial statements.  We are a REIT focused on originating and acquiring loans and securities related to real estate and currently operate in only one segment.

20.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash investing and financing activities (in thousands):

2005
Derivative instruments at fair value	$(487)

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a national commercial real estate specialty finance company formed in April of 2004 focused on originating and acquiring, for our own account, fixed and floating rate mortgage loans, bridge loans, subordinate interests in mortgage loans, distressed debt, mortgage-backed securities, mezzanine loans and preferred equity interests in entities that own commercial real estate, primarily in the United States.  We also make equity investments in commercial real estate properties net leased to tenants, primarily for the recurring earnings, tax benefits and long-term residual benefits these transactions often hold.  We conduct substantially all of our operations through our operating partnership, GKK Capital LP.  We are externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green.  We intend to elect to be taxed as a REIT under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders.  However, we may establish taxable REIT subsidiaries to effect various taxable transactions.  Those taxable REIT subsidiaries would incur federal, state and local taxes on the taxable income from their activities.  Unless the context requires otherwise, all references to “we,” “our” and “us” mean Gramercy Capital Corp.

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

Because of the high relative valuation of debt instruments in the current market and a generally increasing rate environment, we have carefully managed our exposure to interest rate changes that could affect our liquidity.  We generally match our assets and liabilities in terms of base interest rate (generally 30-day LIBOR) and expected duration.  We raised $95.0 million of additional equity in December 2004 and January 2005 to reduce our outstanding indebtedness and maintain sufficient liquidity for our investment portfolio.   In May 2005 we sold $50.0 million of trust preferred securities through the wholly owned subsidiary of the Operating Partnership, Gramercy Capital Trust I, with a 30 year term expiring in May 2035.  They bear interest at a fixed rate of 7.57% for the first ten years ending June 2015, after which they bear interest at three month LIBOR plus 300 basis points.  The proceeds from the issuance of the trust preffered securities were used to fund existing and future investment opportunities.  In July 2005 we closed on a $1.0 billion collateralized debt obligation, or CDO, which will serve to extend the term of our liabilities and lower our overall cost of funds from approximately 200 basis points over LIBOR to approximately 49 basis points over LIBOR, excluding transaction costs.  The proceeds of the CDO were used to refinance our warehouse facilities and to fund additional investment activities.

As of June 30, 2005, we held loans and other lending investments of approximately $749.0 million net of fees, discounts, repayments, asset sales and unfunded commitments.  As of June 30, 2005 we also held a 57,190 investment in an unconsolidated joint venture that acquired the South Building located at One Madison Avenue in New York, New York.

The aggregate carrying values, allocation by product type and weighted average coupons of our loans and other lending investments as of June 30, 2005 were as follows:

	Carrying Value ($ in thousands)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR
Whole loans, floating rate	$291,451	39%		308	bps
Whole loans, fixed rate	68,866	9%	8.33%
Subordinate mortgage interests, floating rate	252,926	34%		643	bps
Subordinate mortgage interests, fixed rate	34,970	4%	9.60%
Mezzanine loans, floating rate	74,808	10%		889	bps
Mezzanine loans, fixed rate	3,291	1%	14.53%
Preferred equity	11,740	2%		900	bps
Commercial mortgage backed securities	10,948	1%	13.49%
Total / Average	$749,000	100%	9.36%	522	bps

The following discussion relating to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of the Annual Report on Form 10-K and Item 1 of this form 10-Q.

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

Loans and Investments and Loans Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments.  We originate or acquire preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing.  At the inception of each such investment, we must determine whether such investment should be accounted for as a loan, joint venture or as an interest in real estate.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  At June 30, 2005 we maintained a reserve of $525.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

In accordance with applicable GAAP, mortgage-backed securities, or MBS, are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of June 30, 2005 that were accounted for as trading securities.

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

Credit Tenant Lease Investments

Credit tenant lease, or CTL, investments are recorded at cost less accumulated depreciation.  Costs directly related to the acquisition of such investments are capitalized.  Certain improvements are capitalized when they are determined to increase the useful life of the building.  Capitalized items are depreciated using the straight-line method over the shorter of the useful lives of the capitalized item or 40 years for buildings or facilities, the remaining life of the facility for facility improvements, four to seven years for personal property and equipment, and the shorter of the remaining lease term or the expected life for tenant improvements.

In accordance with FASB No. 144, or SFAS 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” a property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.  Once an asset is held for sale, depreciation expense and straight-line rent adjustments are no longer recorded and historic results are reclassified as Discontinued Operations.

In accordance with FASB No. 141, or SFAS 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.  At June 30, 2005 we held one CTL investment of $57,190 through an investment in the joint venture that acquired the South Building located at One Madison Avenue in New York, New York.

Investment in Unconsolidated Joint Ventures

We account for our investment in an unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not unilaterally control the entity, and are not considered to be the primary beneficiary under FIN 46.  In the joint venture, the rights of the other investor are both protective as well as participating. These rights preclude us from consolidating the investment.  The investment is recorded initially at cost, as an investment in an unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to us.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  At June 30, 2005 we maintained a reserve for possible credit losses of $525.

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interest is entitled to receive an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders.  No amounts were earned or accrued with respect to the Class B limited partner interests as of June 30, 2005.

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

We use a variety of commonly used derivative products that are considered plain vanilla derivatives.  These derivatives typically include interest rate swaps, caps, collars and floors.  We also use total rate of return swaps, or TROR swaps, which are tied to the Lehman Brothers CMBS index. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes.  Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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

Our wholly owned subsidiary, GKK Trading Corp, a taxable REIT subsidiary, or TRS, is subject to federal, state and local taxes.

Results of Operations

For the three months ended June 30, 2005 (dollars in thousands)

Revenue

Investment income of $15,689 for the three months ended June 30, 2005 was generated on our whole loans, senior mortgage interests, subordinate mortgage interests, mezzanine loans, preferred equity interests and CMBS investments.  $2,058 was earned on fixed rate investments while the remaining $13,631 relates to floating rate investments.

Other income of $3,069 for the three months ended June 30, 2005 is comprised primarily of income recorded on the sale of senior mortgage interests or whole loans of $2,967.

Expenses

Interest expense was $6,264 for the three months ended June 30, 2005, of which $5,532 represents interest on borrowings on our master repurchase facilities with Wachovia Capital Markets LLC and Goldman Sachs Mortgage Company.  The remaining balance is comprised primarily of $410 of interest expense accrued against the $50,000 issuance of trust preferred securities and $431 of amortization of deferred financing costs, offset by an adjustment to previously paid interest on our interest rate swap agreements.

Management fees of $1,870 for the three months ended June 30, 2005 represents fees paid or payable to the Manager of $1,326 under our management agreement and fees paid or payable to SL Green Operating Partnership, L.P. of $312 and $232 under our outsourcing and servicing agreements, respectively.  These fees and the relationship between us, the Manager and SL Green Operating Partnership, L.P. are discussed further in “Related Party Transactions.”

Marketing, general and administrative expenses were $1,632 for the three months ended June 30, 2005, which represents professional fees, stock-based compensation, insurance and general overhead costs.

Stock-based compensation expense included in marketing, general and administrative expenses was $814 for the three months ended June 30, 2005.  This represents the cost of restricted stock and options granted or to be granted to certain of our executive officers and directors.  The compensation expense recorded for the three months ended June 30, 2005 represents a ratable portion of the expense of the issuance of these shares over their vesting period.

For the six months ended June 30, 2005 (dollars in thousands)

Revenue

Investment income of $25,939 for the six months ended June 30, 2005 was generated on our whole loans, senior mortgage interests, subordinate mortgage interests, mezzanine loans, preferred equity interests and CMBS investments.  $3,308 was earned on fixed rate investments with a weighted average yield of 9.36%.  The remaining $22,631 relates to floating rate investments with a weighted average interest rate of LIBOR plus 5.22%.

Other income of $3,509 for the six months ended June 30, 2005 is comprised primarily of income recorded on the sale of senior mortgage interests or whole loans of $3,370.  $139 represents interest earned on cash balances and servicing strip income.

Expenses

Interest expense was $9,065 for the six months ended June 30, 2005, of which $7,829 represents interest on borrowings on our master repurchase facilities with Wachovia Capital Markets LLC and Goldman Sachs Mortgage Company which had a weighted average spread to LIBOR of 190 basis points for the same period.  The remaining balance is comprised primarily of $410 of interest expense accrued against the $50,000 issuance of trust preferred securities and $826 of amortization of deferred financing costs, offset by an adjustment to previously paid interest on our interest rate swap agreements.

Management fees of $3,538 for the six months ended June 30, 2005 represents fees paid or payable to the Manager of $2,530 under our management agreement and fees paid or payable to SL Green Operating Partnership, L.P. of $625 and $383 under our outsourcing and servicing agreements, respectively.

Marketing, general and administrative expenses were $3,266 for the six months ended June 30, 2005, which represents professional fees, stock-based compensation, insurance and general overhead costs.

Stock-based compensation expense included in marketing, general and administrative expenses was $1,457 for the three months ended June 30, 2005.  This represents the cost of restricted stock and options granted or to be granted to certain of our executive officers and directors.  Of the shares of restricted stock issued, approximately 89% will vest equally over a three-year period and the remaining 11% will vest equally over a four-year period.  Of the options granted, 69% will vest equally over a three-year period and the remaining 31% will vest equally over a four-year period.  The compensation expense recorded for the six months ended June 30, 2005 represents a ratable portion of the expense of the issuance of these shares over their vesting period.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs.  We believe that our principal sources of working capital and funds for additional investments will primarily include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO; 4)other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings and, to a lesser extent, 6) the proceeds from principal payments on our investments.  We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.  In addition, an event of default is triggered under our repurchase facility with Wachovia Capital Markets LLC if the management agreement with GKK Manager LLC is terminated.  Depending on market conditions, our debt financing will be in the range of 70% to 80% of the carrying value of our total assets.  Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties in connection with such debt.  Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability.  Moreover, our debt may be secured by our assets.  If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal.  If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender.  The lender could also sue us or force us into bankruptcy.  Any such event would have a material adverse effect on our liquidity and the value of our common stock.  In addition, posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets.

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

Collateralized Debt Obligation

On July 14, 2005, we issued approximately $1,000,000 of collateralized debt obligations, or CDO, through two newly-formed indirect subsidiary, Gramercy Real Estate CDO 2005-1 Ltd., or the Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the Co-Issuer. The CDO consists of $810,500 of investment grade notes, and $84,500 of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $105,000 of preferred shares, which were issued by the Issuer.  We retained all non-investment grade securities and the preferred shares in the Issuer.  The Issuer holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, which serve as collateral for the CDO. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. The CDO may be replenished pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. We incurred approximately $11,342 of issuance costs which will be amortized on a level yield basis over the average life of the CDO. For accounting purposes, the Issuer is consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us.

Proceeds from the sale of the investment grade notes issued were used to repay substantially all outstanding debt under our repurchase agreements and fund additional investments. The assets pledged as collateral were contributed from our existing portfolio of assets.

Junior Subordinated Debentures

On May 20, 2005 we completed the issuance of $50,000 in unsecured floating rate trust preferred securities through a newly formed Delaware statutory trust, Gramercy Capital Trust I, or GCTI, that is a wholly owned subsidiary of the Operating Partnership.  The securities bear interest at a fixed rate of 7.57% for the first ten years ending June 2015.  Thereafter the rate will float based on the three-month LIBOR plus 300 basis points.  The trust preferred securities require quarterly interest distributions, however payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if the Operating Partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of the Operating Partnership, in whole or in part, with no prepayment premium any time after June 30, 2010.

GCTI issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of GCTI to the Operating Partnership for a purchase price of $1,550.  GCTI used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Operating Partnership’s junior subordinated notes.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.  We realized net proceeds from this offering of approximately $48,956.

Our interest in GCTI is accounted for using the equity method and the assets and liabilities of GCTI are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet.

Indebtedness

The table below summarizes borrowings under our Wachovia and Goldman repurchase facilities at June 30, 2005 (dollars in thousands).

Debt Summary:	June 30, 2005
Balance
Fixed rate	$—
Variable rate	500,000
Total	$500,000

Effective interest rate for the period	LIBOR + 1.90%

Repurchase Facilities

We currently have two repurchase facilities with an aggregate of $700 million of total debt capacity.  In August 2004 we closed on a $250 million repurchase facility with Wachovia Capital Markets LLC.  This facility was then increased to $350 million on January 3, 2005 and subsequently increased to $500 million on April 22, 2005.  As part of the April 2005 increase to $500 million, the initial term of this facility was modified to reflect a staggered term in which $250 million matures in August 2007, $150 million matures in December 2007 and the remaining $100 million matures in June 2008.  Also in conjunction with the April 2005 upsize, the $50 million credit facility we previously maintained with Wachovia was consolidated into the $500 million repurchase facility.  The $500 million facility bears interest at spreads of 1.25% to 3.50% over 30-day LIBOR and, based on our investment activities, provides for advance rate that vary from 50% to 95% based upon the collateral provided under a borrowing base calculation.  The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. At June 30, 2005 we had an outstanding balance of $347.8 million on this facility at a weighted average spread to LIBOR of 2.02%. On July 14, 2005 we repaid substantially all of the borrowings against this facility using proceeds from the issuance of the CDO.

On January 3, 2005 we closed an additional repurchase facility of $200 million with Goldman Sachs Mortgage Company, an affiliate of Goldman Sachs & Co.  This facility has an initial term of three years expiring in January 2008 with one six-month extension option.  This facility bears interest at spreads of 1.125% to 2.75% over a 30-day LIBOR and, based on our investment activities, provides for advance rates that vary from 75% to 90% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia repurchase facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. At June 30, 2005 we had an outstanding balance of $152.2 million on this repurchase facility at a weighted average spread to LIBOR of 1.64%. On July 14, 2005 we repaid all of the borrowings against this facility using proceeds from the issuance of the CDO.

The repurchase facilities require that we pay down borrowings under these facilities as principal payments on our loans and investments are received.  Assets pledged as collateral under these facilities may include stabilized and transitional first mortgage whole loans, first mortgage B-notes, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by us.

Credit Facility

We currently have one $25 million credit facility with Wachovia Capital Markets LLC. with a term of two years.  Amounts drawn under this facility for liquidity purposes bear interest at a spread over LIBOR of 525 basis points.  Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points.  Amounts drawn under this facility for liquidity purposes must be repaid within 105 days.  Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied.  These covenants are generally more restrictive than those set forth below.  At June 30, 2005 we did not have any borrowings under our credit facilities.

The credit facility requires that we pay down borrowings under these facilities as principal payments on our loans and investments are received.

Restrictive Covenants

The terms of both of our repurchase facilities and our credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of our total assets, (b) require us to maintain minimum liquidity of at least $10 million for the first two years and $15 million thereafter, (c) our fixed charge coverage ratio shall at no time be less than 1.50 to 1.00, (d) our minimum interest coverage ratio shall at no time be less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129.75 million, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain our REIT status.  Under our facilities with Wachovia Capital Markets LLC, an event of default will be triggered if GKK Manager LLC ceases to be the Manager.  As of June 30, 2005, we were in compliance with all such covenants.

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

Capitalization

As of June 30, 2005, we had 18,833,060 shares of common stock outstanding.

Market Capitalization

At June 30, 2005, borrowings under our repurchase facilities and our revolving credit facilities represented 52% of our consolidated market capitalization of $961 million (based on a common stock price of $24.46 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2005).  Market capitalization includes our consolidated debt and common stock.

Contractual Obligations

Combined aggregate principal maturities of borrowings under our repurchase facilities and revolving credit facility and our obligations under our operating lease as of June 30, 2005 are as follows (in thousands):

	Repurchase Facilities	Trust Preferred Securities	Revolving Credit Facility	Operating Leases	Total
2005	$—	$—	$—	$145	$145
2006	—	—	—	252	252
2007	347,789	—	—	256	348,045
2008	152,211	—	—	261	152,472
2009	—	—	—	265	265
Thereafter	—	50,000	—	1,633	51,633
	$500,000	$50,000	—	$2,812	$552,812

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

Related Party Transactions

In connection with our initial public offering, we entered into a Management Agreement with GKK Manager LLC, which provides for an initial term through December 2007 with automatic one-year extension options and is subject to certain termination rights.  We pay the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the Management Agreement) inclusive of the trust preferred securities issued on May 20, 2005.  For the three and six months ended June 30, 2005, we paid or had payable an aggregate of approximately $1,326 and $2,530 to the Manager under this agreement, respectively.

At June 30, 2005, the Class B limited partner interests were owned by our Manager and SL Green Operating Partnership, L.P. and certain officers and employees of SL Green Realty Corp., including some of whom are our executive officers.  To provide an incentive for the Manager to enhance the value of the common stock, the Manager and SL Green Operating Partnership, L.P. are entitled through their ownership of Class B limited partner interests of the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  No amounts were earned or accrued with respect to such Class B limited partner interests through June 30, 2005.

We are obligated to reimburse the Manager for its costs incurred under an Asset Servicing Agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate Outsourcing Agreement between our Manager and SL Green Operating Partnership, L.P.  The Asset Servicing Agreement provides for an annual fee payable by us of 0.15% of the carrying value of our investments, excluding certain defined investments for which other servicing arrangements are executed and further reduced by fees paid directly to outside servicers by us which have been approved by SL Green Operating Partnership, L.P..  The Outsourcing Agreement provides a fee payable by us of $1,250 per year, increasing 3% annually over the prior year.  For the three months ended June 30, 2005, we paid or had payable an aggregate of $312 and $232 to our Manager under the Outsourcing and Asset Servicing Agreements, respectively.  For the six months ended June 30, 2005, we paid or had payable an aggregate of $625 and $390 to our Manager under the Outsourcing and Asset Servicing Agreements, respectively.

In connection with the closing of our CDO, the Issuer entered into a Collateral Management Agreement with the Manager. Pursuant to the Collateral Management Agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  As compensation for the performanceof its obligations as collateral manager, the Manager is entitled to receive a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities.  In connection with the closing of the CDO, our Board of Directors allocated to the Manager the portion of the subordinate collateral management fee paid on those securities not held by us on account of additional management services to be performed by the Manager, and allocated the senior collateral Management fee and balance of the subordinate management fee to us.

In connection with the 5,500,000 shares of common stock that were sold on December 3, 2004 and settled on December 31, 2004 and January 3, 2005 in a private placement, we agreed to pay the Manager a fee of $1,000 as compensation for financial advisory, structuring and costs incurred on our behalf.  This fee was recorded as a reduction in the proceeds of the private placement.  Apart from legal fees and stock clearing charges totaling $245, no other fees were paid by us to an investment bank, broker/dealer or other financial advisor in connection with the private placement, resulting in total costs of 1.3% of total gross proceeds.

On April 29, 2005, we closed on a $57,503 million initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property.  The joint venture, which was created to acquire, own and operate the Property, is owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the Property from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the Property.  The Property comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse First Boston (USA), or CSFB, pursuant to a lease with a 15-year remaining term.

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services for the three and six months ended June 30, 2005 was less than $1.

SL Green Operating Partnership, L.P. has invested $75,000 and $6,100 in preferred equity interests that are subordinate to two of our investments with book values of $61,616 and $6,436, respectively, as of June 30, 2005.

On July 14, 2005 we closed on the purchase of a $40,000 participation interest in a $224,000 mezzanine loan involving an office property in New York, New York from an entity sponsored by SL Green.  On July 14, 2005 we also closed on a $32,493 subordinate participation in a loan which is senior to a $75,000 preferred equity interest of SL Green Operating Partnership, L.P.

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

Funds from Operations for the three and six months ended June 30, 2005 is as follows (in thousands):

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income available to common stockholders	$7,457	$12,022
Add:
Depreciation and amortization	537	956
FFO adjustment for unconsolidated joint ventures	1,199	1,199
Less:
Amortization of deferred financing costs and depreciation on non rental real estate assets	(537)	(956)
Funds from operations – basic	8,656	13,221
Dividends on preferred shares	—	—
Funds from operations – diluted	$8,656	$13,221
Cash flows provided by operating activities	$8,897	$15,347
Cash flows used in investing activities	$(200,077)	$(400,444)
Cash flows provided by financing activities	$202,357	$361,601

Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  You can identify forward-looking statements by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions.  Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations.  Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved.  We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report.  These risks, uncertainties and contingencies include, but are not limited to, the following:

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

•      availability of qualified personnel;

•      availability of investment opportunities on real estate related and other securities;

•      the adequacy of our cash reserves and working capital;

•      unanticipated increases in financing and other costs, including a rise in interest rates;

•      the timing of cash flows, if any, from our investments;

•      risks of structured finance investments;

•      GKK Manager LLC remaining as our Manager;

•      environmental and/or safety requirements;

•      continuing threats or terrorist attacks on the national, regional and local economies;

•      competition with other companies;

•      our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes, our operating partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to qualify as REITs, and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the six months ended June 30, 2005 would have increased our interest cost by approximately $1,679, offset by an increase in our investment income of approximately $2,756.

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

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

See Note 15 to the Consolidated Financial Statements

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 18, 2005, at which the following matters were voted upon:

1.     To elect one Class I director of the Company to serve until the 2007 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

2.     To ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ended December 31, 2005.

The results of the meeting were as follows:

	For	Against	Abstain
Proposal 1:
Hugh F. Hall	16,801,696	329,252	—
Jeffrey E. Kelter	17,002,014	128,934	—

Proposal 2:	17,098,019	30,329	2,680

There was no solicitation in opposition to the foregoing nominees by stockholders.  The term of office of Messrs. Green, Baum, Holliday, Konigsberg and Laven continued after the meeting.

Further information regarding the proposals is contained in the Company’s Proxy Statement dated April 19, 2005.

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

10.18 Form of Amended and Restated Master Repurchase Agreement, by and between the Company and Wachovia Capital Markets, LLC.

10.19 Form of Indenture by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar.

10.20 Form of Collateral Management Agreement by and between Gramercy Real Estate CDO 2005-1, Ltd., as issuer and GKK Manager LLC, as collateral manager.

10.21 Form of Amended and Restated Trust Agreement by and among GKK Capital LP, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein.

10.22 Form of Junior Subordinated Indenture between GKK Capital LP and JPMorgan Chase Bank, National Association, as trustee.

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

Date: July 27, 2005