Form 10-Q/A
period 2005-06-30
GRAMERCY CAPITAL CORP
filed 2005-08-04
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

Commission File Number: 001-32248

GRAMERCY CAPITAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	06-1722127
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 Lexington Avenue, New York, New York 10170

(Address of principal executive offices-zip code)

(212) 297-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 18,833,060 at August 4, 2005.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed solely to file an additional exhibit.  Except as noted below, the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 remains as originally filed with the Securities and Exchange Commission on July 27, 2005.  The amended exhibit index shall read as follows:

ITEM 6.                             Exhibits and Reports on Form 8-K

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

10.1 Form of Indenture by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar.

10.2 Form of Collateral Management Agreement by and between Gramercy Real Estate CDO 2005-1, Ltd., as issuer and GKK Manager LLC, as collateral manager.

10.3 Form of Directors’ Deferral Program.

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

GRAMERCY CAPITAL CORP.

By:	/s./ Robert R.Foley
Robert R. Foley
Chief Financial Officer

August 4, 2005

EXHIBIT INDEX

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

10.1 Form of Indenture by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar.

10.2 Form of Collateral Management Agreement by and between Gramercy Real Estate CDO 2005-1, Ltd., as issuer and GKK Manager LLC, as collateral manager.

10.3 Form of Directors’ Deferral Program.

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.