Form 10-Q
period 2005-09-30
GRAMERCY CAPITAL CORP
filed 2005-11-10
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to      .

Commission File No.  001-32248

GRAMERCY CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	06-1722127
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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
Yes   ☐    No   ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 22,794,309 at November 9, 2005.

GRAMERCY CAPITAL CORP.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and the period from April 12, 2004 (formation) through September 30, 2004 (unaudited)

Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and the period from April 12, 2004 (formation) through September 30, 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Signatures

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

Gramercy Capital Corp.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets:
Cash and cash equivalents	$25,311	$39,094
Restricted cash	253,797	1,901
Loans and other lending investments, net	878,652	395,717
Commercial mortgage backed securities, net	10,999	10,898
Investment in unconsolidated joint venture	56,930	—
Loans held for sale, net	46,750	—
Operating real estate, net	51,259	—
Stock subscriptions receivable	—	60,445
Accrued interest	6,347	2,921
Deferred financing costs	17,880	2,044
Deferred costs	948	189
Derivative instruments, at fair value	2,417	249
Other assets	1,374	589
Total assets	$1,352,664	$514,047

Liabilities and Stockholders’ Equity:
Credit facilities	$—	$238,885
Collateralized debt obligation	810,500	—
Mortgage note payable	41,000	—
Management fees payable	1,289	416
Incentive fee payable	1,038	—
Dividends payable	10,159	1,951
Accounts payable and accrued expenses	12,439	1,935
Other liabilities	4,779	1,901
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	—
Total liabilities	981,204	245,088

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 22,794,309 and 18,812,500 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	23	19
Additional paid-in-capital	368,931	268,558
Accumulated other comprehensive income	2,506	282
Retained earnings	—	100
Total stockholders’ equity	371,460	268,959
Total liabilities and stockholders’ equity	$1,352,664	$514,047

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Period April 12, 2004 (formation) through September 30, 2004
Revenues
Investment income	$21,060	$1,227	$46,999	$1,227
Rental revenue, net	314	—	314	—
Other income	5,218	245	8,727	245
Total revenues	26,592	1,472	56,040	1,472

Expenses
Interest expense	11,250	63	20,316	63
Management fees	2,726	786	6,264	786
Incentive fee	1,038	—	1,038	—
Depreciation and amortization	105	5	232	5
Marketing, general and administrative	1,456	332	4,722	332
Provision for loan loss	430	—	955	—
Total expenses	17,005	1,186	33,527	1,186
Income from continuing operations before equity in net loss of unconsolidated joint venture and taxes	9,587	286	22,513	286
Equity in net loss of unconsolidated joint venture	(510)	—	(914)	—
Income from continuing operations before taxes and GKK formation costs	9,077	286	21,599	286
Provision for taxes	(500)	—	(1,000)	—
GKK formation costs	—	275	—	275
Net income available to common stockholders	$8,577	$11	$20,599	$11

Basic earnings per share:
Net income available to common stockholders	$0.44	$0.00	$1.08	$0.00
Diluted earnings per share:
Net income available to common stockholders	$0.41	$0.00	$1.05	$0.00
Dividends per common share	$0.45	$0.00	$1.02	$0.00
Basic weighted average common shares outstanding	19,603	13,313	19,093	13,313
Diluted weighted average common shares and common share equivalents outstanding	20,788	13,321	19,618	13,321

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statement of Stockholders’ Equity

(Unaudited, amounts in thousands, except share data)

				Accumulated
	Common		Additional	Other
	Stock		Paid-	Comprehensive	Retained		Comprehensive
	Shares	Par Value	In-Capital	Income	Earnings	Total	Income
Balance at December 31, 2004	18,813	$19	$268,558	$282	$100	$268,959
Net income					20,599	20,599	$20,599
Net unrealized gain on derivative instruments				2,224		2,224	2,224
Net proceeds from common stock offerings	3,833	4	96,585			96,589
Stock-based compensation — fair value			1,031			1,031
Proceeds from stock option exercises	128	—	1,920			1,920
Deferred compensation plan, net	20	—	881			881
Cash distributions declared			(44)		(20,699)	(20,743)
Balance at September 30, 2005	22,794	$23	$368,931	$2,506	$—	$371,460	$22,823

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	For the Nine Months Ended September 30, 2005	For the Period April 12, 2004 (formation) through September 30, 2004
Operating Activities
Net income available to common stockholders	$20,599	$11
Adjustments to reconcile net income available to common stockholders to net cash provided by operating activities:
Depreciation and amortization	1,966	5
Amortization of discount on investments	(772)	42
Equity in net income of unconsolidated joint venture	914	—
Provision for loan losses	955	—
Changes in operating assets and liabilities:
Accrued interest	(3,426)	(695)
Other assets	(924)	(521)
Management fees payable	873	786
Incentive fee payable	1,038	—
Accounts payable, accrued expenses and other liabilities	11,303	1,174
Net cash provided by operating activities	32,526	802
Investing Activities
New investment originations	(733,902)	(122,306)
Principal collections on investments	203,701	—
Investment in operating real estate	(50,496)	—
Investment in joint venture	(57,844)	—
Change in restricted cash for investments	(250,663)	—
Deferred investment costs	(759)	(1,535)
Net cash used in investing activities	(889,963)	(123,841)
Financing Activities
Proceeds from credit facilities	676,290	—
Repayments of credit facilities	(915,175)	—
Proceeds from issuance of collateralized debt obligation	810,500	—
Proceeds from mortgage note payable	41,000	—
Settlement of derivative instrument	320	—
Proceeds from stock options exercised	1,920	—
Net proceeds from sale of common stock	158,912	173,240
Issuance of trust preferred securities	100,000	—
Deferred financing costs	(17,575)	—
Dividends paid	(12,538)	—
Net cash provided by financing activities	843,654	173,240
Net (decrease) / increase in cash and cash equivalents	(13,783)	50,201
Cash and cash equivalents at beginning of period	39,094	200
Cash and cash equivalents at end of period	$25,311	$50,401

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2005

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

Substantially all of Gramercy’s operations are conducted through GKK Capital LP, a Delaware limited partnership, or the Operating Partnership.  Gramercy, as the sole general partner of, and holder of 100% of the common units of, the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership.  Accordingly, we consolidate the accounts of the Operating Partnership.

We are externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green.  At September 30, 2005, SL Green also owned approximately 25% of the outstanding shares of our common stock. We qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with our taxable year ending December 31, 2004 and expect to qualify for the current fiscal year.  To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income.  Unless the context requires otherwise, all references to “we,” “our,” and “us” means Gramercy Capital Corp.

As of September 30, 2005, we held loans and other lending investments of approximately $936,401 net of fees, discounts, repayments, asset sales and unfunded commitments with an average spread to LIBOR of 475 basis points for our floating rate investments and an average yield of 8.97% for our fixed rate investments.  As of September 30, 2005 we also held: (i) a $56,930 investment in an unconsolidated joint venture that owns the South Building located at One Madison Avenue in New York, New York, which is occupied almost entirely by Credit Suisse First Boston (USA), Inc., or CSFB, under a net lease with a 15 year remaining term; and (ii) a $51,259 investment in a 200,000 square foot building in Somerset, New Jersey which is 100% net leased to Philips Holding USA Inc, a wholly-owned subsidiary of Royal Philips Electronics, through December 2021.

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

Restricted Cash

Restricted cash consists primarily of $250,663 on deposit with the trustee of our Collateralized Debt Obligation, or CDO, representing proceeds from our CDO issuance that will be used to fund future investments that will be acquired by the CDO trust.  Also included are the proceeds of repayments from loans serving as CDO collateral, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for the CDO, which are remitted to the Company on a quarterly basis in the month following the end of our fiscal quarter, and future funding obligations on certain investments.  The remaining $3,134 consists of interest reserves held on behalf of borrowers.

Loans and Investments and Loans Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired.  Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments.  We may originate or acquire preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing.  Should we make such a preferred equity investment, we must determine whether that investment should be accounted for as a loan, joint venture or as an interest in real estate.  Our current preferred equity investment does not entitle us to a percentage of the underlying property’s cash flows from operations or proceeds from a sale or refinancing and is, therefore, accounted for as a loan.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  At September 30, 2005 we maintained a reserve of $955.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

Mortgage-backed securities, or MBS, are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of September 30, 2005 that were accounted for as trading securities.

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

As a result of our evaluation under SFAS No. 141 of our acquisition of 200 Franklin Square Drive, we recognized an increase of approximately $4 in rental revenue for the three and nine months ended September 30, 2005 for the amortization of below market leases and lease origination costs, resulting from the reallocation of the purchase price of the property.

At September 30, 2005 we held two CTL investments totaling $108,189 comprised of a $56,930 investment in the joint venture that acquired the South Building located at One Madison Avenue in New York, New York, and a $51,259 investment in 200 Franklin Square Drive in Somerset, New Jersey.

Investment in Unconsolidated Joint Venture

We account for our investment in an unconsolidated joint venture under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entity and are not considered to be the primary beneficiary under FIN 46.  In the joint venture, the rights of the other investor are protective and participating. These rights preclude us from consolidating the investment.  The investment is recorded initially at cost, as an investment in an unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  See Note 4.  None of the joint venture debt is recourse to us.

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

Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in other assets on the accompanying balance sheets. We may establish, on a current basis, an allowance against this account for future potential tenant credit losses which may occur. The balance reflected on the balance sheet will be net of such allowance.

In addition to base rent, the tenants in our CTL investments also pay all operating costs of owned property including real estate taxes.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  At September 30, 2005 we maintained a reserve for possible credit losses of $955.

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

Stock Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 13.  We account for this plan using the fair value recognition provisions of FASB Statement No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.”

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

The fair value of each stock option granted is estimated on the date of grant, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2005 and 2004.

	2005	2004
Dividend yield	8.4%	10.0%
Expected life of option	6.9 years	7 years
Risk-free interest rate	4.14%	4.10%
Expected stock price volatility	19.1%	18.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders.  We incurred approximately $1,038 with respect to such Class B limited partner interests for the nine months ended September 30, 2005.

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

All hedges held by us are deemed to be effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management.  The effect of our derivative instruments on our financial statements is discussed more fully in Note 17.

Income Taxes

We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distributions to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.  We may, however, be subject to certain state and local taxes.

Our taxable REIT subsidiaries, individually referred  to as a TRS, are subject to federal, state and local taxes.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable.  Gramercy places its cash investments in excess of insured amounts with high quality financial institutions.  Our Manager performs ongoing analysis of credit risk concentrations in our debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenant mix and other credit metrics.  Four investments accounted for more than 27% of the total carrying value of our debt investments as of September 30, 2005. Three investments accounted for approximately 25% of the revenue earned on our debt investments for the three months ended September 30, 2005 and the same three investments accounted for more than 29% of the revenue earned on our debt investments for the nine months ended September 30, 2005.

Recently Issued Accounting Pronouncements

SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value.  The new standard is effective for interim or annual reporting periods beginning after January 1, 2006.  The implementation of SFAS No. 123(R) is expected to have no impact on the our financial statements.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which provides guidance in determining whether a general partner controls a limited partnership.  Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.  The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.  If the criteria in Issue 04-5 are met, a company could be required to consolidate certain of its existing unconsolidated joint ventures.  Our adoption of Issue 04-5 for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006 is not expected to have any effect on our financial position or results of operations.

3.  Loans and Other Lending Investments

The aggregate carrying values, allocation by product type and weighted average coupons of our loans and other lending investments as of September 30, 2005 and December 31, 2004 were as follows:

	Carrying Value ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR
	2005	2004	2005	2004	2005	2004	2005	2004
Whole loans, floating rate	$397,271	$155,215	43%	38%	—	—	309 bps	373 bps
Whole loans, fixed rate	65,836	—	7%	—	8.12%	—	—	—
Subordinate mortgage interests, floating rate	298,026	209,286	32%	51%	—	—	575 bps	640 bps
Subordinate mortgage interests, fixed rate	36,639	31,216	4%	8%	9.23%	9.57%	—	—
Mezzanine loans, floating rate	72,540	—	8%	—	—	—	908 bps	—
Mezzanine loans, fixed rate	43,323	—	4%	—	8.88%	—	—	—
Preferred equity	11,767	—	1%	—	—	—	900 bps	—
Commercial mortgage backed securities	10,999	10,898	1%	3%	13.49%	13.49%	—	—
Total / Average	$936,401	$406,615	100%	100%	8.97%	10.58%	475 bps	526 bps

For the three and nine months ended September 30, 2005 and the period from April 12, 2004 (formation) through September 30, 2004 the Company’s investment income from debt investments was generated by the following investment types:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period April 12, 2004 (formation) through September 30,
	2005		2004		2005		2004
Investment Type	Investment Income	% of Total	Investment Income	% of Total	Investment Income	% of Total	Investment Income	% of Total
Subordinate mortgage interests	$7,529	36%	$1,047	85%	$19,689	42%	$1,047	85%
Whole loans	9,410	44%	—	—	18,394	39%	—	—
Mezzanine loans	3,313	16%	—	—	6,682	14%	—	—
Preferred Equity	421	2%	—	—	1,112	2%	—	—
CMBS	387	2%	180	15%	1,122	3%	180	15%
	$21,060	100%	$1,227	100%	$46,999	100%	$1,227	100%

At September 30, 2005 and December 31, 2004, our debt investment portfolio had the following geographic diversification:

	2005		2004
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$429,012	46%	$185,081	46%
South	127,973	14%	126,493	31%
West	251,853	27%	20,804	5%
Midwest	107,563	11%	26,284	6%
Various	20,000	2%	47,953	12%
Total	$936,401	100%	$406,615	100%

In connection with our preferred equity investment we have guaranteed a portion of the outstanding principal balance of the first mortgage loan, up to approximately $1,400, that is a financial obligation of the entity in which we have invested in the event of a borrower default under such loan.  The loan matures in 2032.  This guarantee is considered to be an off-balance sheet arrangement.  As compensation, we received a credit enhancement fee of $125 from the borrower in exchange for the guarantee, which is recognized as the fair value of the guarantee and has been recorded on our balance sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded.  Our maximum exposure under this guarantee is approximately $1,400 as of September 30, 2005.  Under the terms of the guarantee, the investment sponsor is required to reimburse us for the entire amount paid under the guarantee until the guarantee expires.

4.  Investment in Unconsolidated Joint Venture

One Madison Office Fee LLC

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property.  The joint venture is owned 45% by our wholly-owned subsidiary and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the Property from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the Property.  The first mortgage is non-recourse to us.  The Property comprises approximately 1.2 million square feet and is almost entirely net leased to CSFB pursuant to a lease with a 15-year remaining term.  As of September 30, 2005 the investment has a carrying value of $56,930.  For the three and nine months ended September 30, 2005, we recorded our pro rata share of net losses of the joint venture of $510 and $914, respectively.

5.  Property Acquisition

200 Franklin Square Drive

On September 6, 2005, we closed on the acquisition of a 100% fee interest in 200 Franklin Square Drive, located in Somerset, New Jersey. The property is a two hundred thousand square foot building which is 100% net leased to Philips Holding USA Inc, a wholly-owned subsidiary of Royal Philips Electronics, through December 2021.  The property was acquired for a purchase price of $50,250, excluding closing costs, and financed with a $41,000, 10-year, fixed-rate first mortgage loan.

6.  Junior Subordinated Debentures

On May 20, 2005 we completed the issuance of $50,000 in unsecured trust preferred securities through a newly formed  Delaware statutory trust, Gramercy Capital Trust I, or GCTI, that is a wholly owned subsidiary of the Operating Partnership.  The securities bear interest at a fixed rate of 7.57% for the first ten years ending June 2015.  Thereafter the rate will float based on the three-month LIBOR plus 300 basis points.

On August 9, 2005 we completed an additional issuance of $50,000 in unsecured trust preferred securities through a separate newly formed Delaware statutory trust, Gramercy Capital Trust II, or GCTII, that is also a wholly owned subsidiary of the Operating Partnership.  The securities bear interest at a fixed rate of 7.75% for the first ten years ending October 2015.  Thereafter the rate will float based on the three-month LIBOR plus 300 basis points.

Both issuances of trust preferred securities require quarterly interest distributions; however, payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if the Operating Partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of the Operating Partnership, in whole or in part, with no prepayment premium any time after June 30, 2010 for the securities issued in May 2005 and October 30, 2010 for the securities issued in August 2005.

GCTI and GCTII each issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of GCTI and GCTII to the Operating Partnership for a total purchase price of $3,100.  GCTI and GCTII used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Operating Partnership’s junior subordinated notes.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.  We realized net proceeds from each offering of approximately $48,956.

Our interests in GCTI and GCTII are accounted for using the equity method and the assets and liabilities of GCTI and GCTII are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet.

7.  Collateralized Debt Obligation

On July 14, 2005, we issued approximately $1,000,000 of collateralized debt obligations, or CDO, through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the Co-Issuer. The CDO consists of $810,500 of investment grade notes, and $84,500 of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $105,000 of preferred shares, which were issued by the Issuer.  We retained all non-investment grade securities and the preferred shares in the Issuer.  The Issuer holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, which serve as collateral for the CDO. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. The CDO may be replenished pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. We incurred approximately $11,580 of issuance costs, which is amortized on a level yield basis over the average life of the CDO.  The Issuer is consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments.

8.  Debt Obligations

Credit Facilities

We have three secured credit facilities: two with Wachovia Capital Markets, LLC or one or more of its affiliates and one with Goldman Sachs Mortgage Company.

The first facility with Wachovia Capital Markets, LLC and its affiliates is a $500,000 repurchase facility.  This facility was increased to $350,000 from $250,000 effective January 3, 2005, and subsequently increased to $500,000 effective April 22, 2005.  As part of the April 2005 increase to $500,000, the initial term of the facility was modified to reflect staggered maturities in which $250,000 matures in August 2007, $150,000 matures in December 2007 and the remaining $100,000 matures in June 2008.  Also in conjunction with the April 2005 increase, the $50,000 credit facility we previously maintained with Wachovia was consolidated into the $500,000 repurchase facility.  The $500,000 facility bears interest at spreads of 1.25% to 3.50% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 50% to 95% based upon the collateral provided under a borrowing base calculation.  The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  We had borrowings of $0 and $239 under this facility at September 30, 2005 and December 31, 2004, respectively.  We can utilize the $25,000 revolving credit facility described below to fund requirements for additional collateral pursuant to the warehouse financing or to fund the acquisition of assets.

The second facility with Wachovia Capital Markets, LLC and its affiliates is a $25,000 revolving credit facility with a term of two years.  Amounts drawn under this facility for liquidity purposes bear interest at a rate equal to a spread over LIBOR of 525 basis points.  Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points.  Amounts drawn under this facility for liquidity purposes must be repaid within 105 days.  Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied.  These covenants are generally more restrictive than those set forth below.  At September 30, 2005 and December 31, 2004 we had no borrowings under this facility.

We have an additional repurchase facility of $200,000 with Goldman Sachs Mortgage Company, an affiliate of Goldman Sachs & Co.  This facility has an initial term of three years expiring in January 2008 with one six-month extension option.  This facility bears interest at spreads of 1.125% to 2.75% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 75% to 90% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  At September 30, 2005 we had no borrowings under this facility.

The terms of both of our repurchase facilities and our credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $10,000 for the first two years and $15,000 thereafter, (c) our fixed charge coverage ratio shall at no time be less than 1.50 to 1.00, (d) our minimum interest coverage ratio shall at no time be less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129,750, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain our REIT status.  Under our facilities with Wachovia Capital Markets, LLC, an event of default will be triggered if GKK Manager LLC ceases to be the Manager.

The revolving credit facility and the repurchase facilities require that we pay down borrowings under these facilities as principal payments on the loans and investments pledged to these facilities are received.

Mortgage Loan

We have one interest-only mortgage loan of $41,000 that bears interest at a fixed rate of 4.90% and has a term of ten years, resulting in a balloon payment in 2015.  This mortgage was used to finance our acquisition of 200 Franklin Square Drive for approximately $50,250, excluding closing costs, in September 2005.

9.  Operating Partnership Agreement / Manager

At September 30, 2005, we owned all of the Class A limited partnership interests in our Operating Partnership.  At September 30, 2005, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are our executive officers, which interests are subject to performance thresholds.

At September 30, 2005, the majority of the interests in our Manager were held by SL Green Operating Partnership, L.P.  Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are our executive officers, which interests are subject to performance thresholds.

10.  Related Party Transactions

In connection with our initial public offering, we entered into a management agreement with GKK Manager LLC, which provides for an initial term through December 2007 with automatic one-year extension options and is subject to certain termination rights.  We pay the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the Management Agreement) inclusive of the trust preferred securities issued on May 20, 2005 and August 9, 2005.  We paid or had payable to the Manager under this agreement an aggregate of approximately $1,678 and $4,208, for the three and nine months ended September 30, 2005, respectively and approximately $547 for the period from April 12, 2004 through September 30, 2004.

At September 30, 2005, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are our executive officers, which interests are subject to performance thresholds.  To provide an incentive for the Manager to enhance the value of the common stock, the Manager and SL Green Operating Partnership, L.P. are entitled through their ownership of Class B limited partner interests of the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  We incurred approximately $1,038 of incentive distribution expense for the nine months ended September 30, 2005.

We are obligated to reimburse the Manager for its costs incurred under an Asset Servicing Agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate Outsourcing Agreement between our Manager and SL Green Operating Partnership, L.P.  The Asset Servicing Agreement provides for an annual fee payable by us of 0.15% of the carrying value of our investments, excluding certain defined investments for which other servicing arrangements are executed and further reduced by fees paid directly to outside servicers by us which have been approved by SL Green Operating Partnership, L.P.  The Outsourcing Agreement provides a fee payable by us of $1,288 per year, increasing 3% annually over the prior year.  For the three months ended September 30, 2005, we paid or had payable an aggregate of $319 and $291 to our Manager under the Outsourcing and Asset Servicing Agreements, respectively.  For the nine months ended September 30, 2005 and the period from April 12, 2004 through September 30, 2004, we paid or had payable an aggregate of $944 and $208, respectively, to our Manager under the Outsourcing Agreement.  For the nine months ended September 30, 2005 and the period from April 12, 2004 through September 30, 2004, we paid or had payable an aggregate of $674 and $31 to our Manager under the Asset Servicing Agreement, respectively.

In connection with the closing of our CDO in July 2005, the Issuer entered into a Collateral Management Agreement with the Manager. Pursuant to the Collateral Management Agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The Collateral Management Agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager, our Board of Directors has allocated to the Manager the portion of the subordinate collateral management fee paid on securities not held by us.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us.  For the three and nine months ended September 30, 2005 we paid or had payable $438 to the Manager under the Collateral Management Agreement.

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

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property.  The joint venture, which was created to acquire, own and operate the Property, is owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the Property from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the Property.  The Property comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse First Boston (USA), Inc., or CSFB, pursuant to a lease with a 15-year remaining term.

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

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services for the three and nine months ended September 30, 2005 was approximately $1 and $2, respectively and less than $1 for the three months ended September 30, 2004 and the period from April 12, 2004 through September 30, 2004.

SL Green Operating Partnership, L.P. has invested $75,000 and $6,100 in preferred equity interests that are subordinate to two of our investments with book values of $94,273 and $6,439, respectively, as of September 30, 2005.

On July 14, 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. We have determined that the yield on our mezzanine loan after giving effect to the interest-only participation retained by the seller is at market. The mezzanine loan is secured by the equity interests in an office property in New York, New York.

11.  Deferred Costs

Deferred costs at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	2005	2004
Deferred financing	$19,909	$2,334
Deferred acquisition	1,013	215
	20,922	2,549
Less accumulated amortization	(2,094)	(316)
	$18,828	$2,233

Deferred financing costs relate to our existing repurchase and credit facilities with Wachovia and Goldman Sachs, our CDO and our mortgage note.  These costs are amortized on a straight-line basis to interest expense based on the remaining term of the related financing.

Deferred acquisition costs consist of fees and direct costs incurred to originate our investments and are amortized using the effective yield method over the related term of the investment.

12.  Fair Value of Financial Instruments

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

Cash equivalents, accrued interest, and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  The carrying value of our CDO, repurchase and credit facilities approximate fair value because they bear interest at floating rates, which we believe, for facilities with a similar risk profile, reasonably approximate market rates.  Loans and commercial mortgage backed securities are carried at amounts, which reasonably approximate their fair value as determined by our Manager.

Disclosure about fair value of financial instruments is based on pertinent information available to us at September 30, 2005.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

13.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200,000.  On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $177,600, which was used to fund investments and commence our operations.  As of September 30, 2005, 333,000 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan.  These shares have a vesting period of three to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

On December 3, 2004 we sold 5,500,000 shares of common stock resulting in net proceeds of approximately $93,740 under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended.  A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to maintain a 25% ownership interest in the outstanding shares of our common stock.  Of the 5,500,000 shares sold, 2,000,000 shares were settled on December 31, 2004 and the remaining 3,500,000 shares were settled on January 3, 2005.  The value of the shares settled on January 3, 2005 were reflected as a stock subscription receivable for financial statement purposes as of December 31, 2004.

On September 9, 2005 we sold 3,833,333 shares of common stock resulting in net proceeds of approximately $98,100.  A total of 2,875,000 shares were sold through public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to maintain a 25% ownership interest in our outstanding shares of common stock.  After this offering, SL Green Operating Partnership, L.P. owned 5,668,333 shares of our common stock.  Net proceeds were used for acquisitions, repayment of outstanding principal under one of our repurchase facilities and general corporate purposes.

In August 2005 our $350,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  We currently have $251,100 available under the shelf.

As of September 30, 2005, 22,794,309 shares of common stock and no shares of preferred stock were issued and outstanding.

Equity Incentive Plan

As part of our initial public offering we instituted our Equity Incentive Plan.  The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At September 30, 2005, approximately 1,091,930 shares of common stock were available for issuance under the Equity Incentive Plan.

Options granted under the Equity Incentive Plan to employees are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant.  In some instances, options may be granted under the Equity Incentive Plan to persons who provide significant services to us or our affilliates, but are not considered employees because compensation for their services is not covered by our Management Agreement or Outsourcing Agreement.  Options granted to non-employees have the same terms as those issued to employees except as it relates to any performance-based provisions within the grant.  To the extent there are performance provisions associated with a grant to a non-employee, an estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date.  If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

A summary of the status of our stock options as of September 30, 2005 and December 31, 2004 are presented below:

	2005		2004
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	640,500	$15.05	—	$—
Granted	224,000	$19.47	640,500	$15.05
Exercised	(127,916)	$15.01	—	$—
Lapsed or cancelled	(10,000)	$18.73	—	$—
Balance at end of period	726,584	$16.39	640,500	$15.05

All options were granted within a price range of $15.00 to $24.66.  The remaining weighted average contractual life of the options was 9.06 years.  Of the options granted 22% have vested.  Compensation expense of $46 and $13 was recorded during the three months ended September 30, 2005 and 2004, respectively, and $105 and $13 was recorded for the nine months ended September 30, 2005 and the period from April 12, 2004 through September 30, 2004, respectively, related to the issuance of stock options.

As of September 30, 2005, 333,000 restricted shares had been issued under the Equity Incentive Plan, of which 32% have vested.  The unvested shares are not currently entitled to receive distributions declared by us on our common stock until such time as the shares have vested.  Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of our Board of Directors.  Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant.  Compensation expense of $274 and $142 was recorded during the three months ended September 30, 2005 and 2004, respectively, and $926 and $142 was recorded for the nine months ended September 30, 2005 and the period from April 12, 2004 through September 30, 2004, respectively, related to the issuance of restricted shares.

Outperformance Plan

On June 15, 2005, the Compensation Committee of our Board of Directors approved the 2005 Outperformance Plan, a long-term incentive compensation program.

Under the 2005 Outperformance Plan, award recipients will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30%.  The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares or 1,200,000 shares.  If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established.  In the event the potential outperformance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed at such earlier date.

Each officer’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance award pool.  Assuming that the 30% benchmark is achieved, the pool will be allocated among our senior officers in accordance with the percentage specified in each officer’s participation agreement.  Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that are convertible into shares of our common stock or cash, at our election.  LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established.  Distributions on LTIP Units will equal the dividends paid on our common stock on a per unit basis.  The 2005 Outperformance Plan provides that if a pool is established, each officer will also be entitled to the distributions that would have been paid by us had the LTIP Units been issued on the date the 2005 Outperformance Plan was approved.  Those distributions will be paid in the form of additional LTIP Units.  Once a performance pool has been established, distributions will commence with respect to any LTIP Units that are a part of the performance pool.

Although the amount of the awards will be determined on the measurement date, none of the awards vest at that time.  Instead, 50% of the awards vest in May 2009 and the balance vest one year later based on continued employment.

In the event of a change in control of us prior to the establishment of the pool, the performance period will be shortened to end on a date immediately prior to such event and the cumulative shareholder return benchmark will be adjusted on a pro rata basis.  The pool will be formed as described above if the adjusted benchmark target is achieved and fully vested awards will be issued.  All determinations, interpretations and assumptions relating to the vesting and calculation of the performance awards will be made by the Compensation Committee.  We will record the expense of the restricted stock award in accordance with SFAS 123. Compensation expense of $881 was recorded for the nine months ended September 30, 2005 related to the 2005 Outperformance Plan.

Deferred Stock Compensation Plan for Directors

Under our Independent Director’s Deferral Program, which commenced April 2005, our non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees.  Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units.  The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from the Board of Directors or a change in control by us, as defined by the program.  Phantom stock units are credited to each non-employee director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter.  Each participating non-employee director who elects to receive fees in the form of phantom stock units has the option to have their account credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter or have dividends paid in cash.

During the three months ended September 30, 2005, 665 phantom stock units were earned.  As of September 30, 2005 there were approximately 1,498 phantom stock units outstanding.

Earnings per Share

Earnings per share for the three and nine months ended September 30, 2005 and the three months ended September 30, 2004 and the period from April 12, 2004 (formation) through September 30, 2004 is computed as follows:

	Three months ended September 30,		For the Nine Months Ended September 30,	For the Period April 12, 2004 (formation) through September 30,
	2005	2004	2005	2004
Numerator (Income)
Basic Earnings:
Net income available to common stockholders	$8,577	$11	$20,599	$11
Effect of dilutive securities	—	—	—	—
Diluted Earnings:
Net income available to common stockholders	$8,577	$11	$20,599	$11

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	19,603	13,313	19,093	13,313
Effect of Diluted Securities:
Stock-based compensation plans	1,184	8	524	8
Phantom stock units	1	—	1	—
Diluted Shares	20,788	13,321	19,618	13,321

14.  Minority Interest

At September 30, 2005, we owned all of the Class A limited partnership interests in our Operating Partnership.  At September 30, 2005, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are our executive officers, which interests are subject to performance thresholds.

15.  Benefit Plans

We do not maintain a defined benefit pension plan, post-retirement health and welfare plan, 401(K) plan or other benefits plans as we do not have any employees.  These benefits are provided to its employees by our Manager, a majority-owned subsidiary of SL Green.

16.  Commitments and Contingencies

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

The following is a schedule of future minimum lease payments under our operating lease as of September 30, 2005.

Operating Leases
2005	$62
2006	252
2007	256
2008	261
2009	265
Thereafter	1,633
Total minimum lease payments	$2,729

17.       Financial Instruments: Derivatives and Hedging

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

The following table summarizes the notional and fair value of our derivative financial instrument at September 30, 2005.  All derivative instruments have been designated as cash flow hedges.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

	Notional Value	Strike Rate		Effective Date		Expiration Date		Fair Value
Interest Rate Swap	$10,729	3.360%		8/2004		12/2007		$255
Interest Rate Swap	$31,686	3.855%		4/2005		11/2009		773
Interest Rate Swap	$3,465	3.300	%(1)	2/2005	(1)	2/2006	(1)	41
Interest Rate Swap	$19,800	3.625%		5/2005		2/2006		32
Interest Rate Swap	$26,235	4.188%		6/2005		6/2010		363
Interest Rate Swap	$20,048	4.348%		6/2005		6/2015		457
Interest Rate Swap	$40,000	4.420%		7/2005		2/2014		496

(1)          This swap has a step-up component with a strike rate of 4.28%, an effective date of February 2006 and an expiration of December 2009.  The total fair value of the initial swap and the step-up provisions are reflected in the fair value.

On September 30, 2005, the derivative instruments were reported as an asset at their fair value of $2,417.  Offsetting adjustments are represented as deferred losses and are a component of Accumulated Other Comprehensive Income of $2,506.  Currently, all derivative instruments are designated as effective hedging instruments.  Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.

We are hedging exposure to variability in future interest payments on our debt facilities except in the case of TROR swaps we may enter into from time to time, which are intended to hedge our exposure to variability in the rate of return in excess of anticipated future interest payments on that portion of our debt facilities used to fund fixed rate mortgage loan assets held as available for sale.

18.  Income Taxes

We have elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ending December 31, 2004.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders.  As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distributions to stockholders.  However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes.  We may, however, be subject to certain state and local taxes.

During the three and nine months ended September 30, 2005, we recorded $500 and $1,000 of income tax expense, respectively, for income attributable to GKK Trading Corp., our wholly owned taxable REIT subsidiary. We have assumed an effective tax rate for the year ended December 31, 2005 of 40% taking into consideration the anticipated applicable U.S. federal statutory tax rate at December 31, 2005 of 34% and state and local taxes, net of federal tax benefit.

19.       Environmental Matters

Our management believes we are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues.  Our management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows.

20.       Segment Reporting

Statement of Financial Accounting Standard No. 131, or “SFAS No. 131,” establishes standards for the way that public entities report information about operating segments in their annual financial statements.  We are a REIT focused primarily on originating and acquiring loans and securities related to real estate and currently operate in only one segment.

21.       Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash investing and financing activities (in thousands):

2005
Derivative instruments at fair value	$2,417

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

Because of the high relative valuation of debt instruments in the current market and a generally increasing rate environment, we have carefully managed our exposure to interest rate changes that could affect our liquidity.  We generally match our assets and liabilities in terms of base interest rate (generally 30-day LIBOR) and expected duration.  We raised $95.0 million of additional equity in December 2004 and January 2005 to reduce our outstanding indebtedness and maintain sufficient liquidity for our investment portfolio.  We sold a total of $100.0 million of trust preferred securities in two $50.0 million issuances in May 2005 and August 2005 through wholly-owned subsidiaries of the Operating Partnership with 30 year terms expiring in June 2035 and October 2035, respectively.  The securities issued in May bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 while the securities issued in August bear interest at a fixed rate of 7.75% for the first ten years ending October 2015.  After the first ten years, both issuances bear interest at three month LIBOR plus 300 basis points.  The proceeds from the issuances of the trust preferred securities were used to fund existing and future investment opportunities.  In July 2005 we closed on a $1.0 billion collateralized debt obligation, or CDO, which will serve to extend the term of our liabilities and lower our overall cost of funds from approximately 200 basis points over LIBOR to approximately 49 basis points over LIBOR, excluding transaction costs.  The proceeds of the CDO were used to refinance our warehouse facilities and to fund additional investment activities.  In September 2005 we sold 3,833,333 shares of common stock resulting in net proceeds of approximately $98.1 million which were used to fund acquisitions, repay outstanding principal amounts under our warehouse facilities and for general corporate purposes.

As of September 30, 2005, we held loans and other lending investments of approximately $936,401 million net of fees, discounts, repayments, asset sales and unfunded commitments.  As of September 30, 2005 we also held a $56,930 investment in an unconsolidated joint venture that acquired the South Building located at One Madison Avenue in New York, New York, which is almost entirely net leased to Credit Suisse First Boston (USA), Inc., or CSFB, under a net lease with a 15 year remaining term and a $51,259 investment in a 200,000 square foot building in Somerset, New Jersey which is 100% net leased to Philips Holding USA Inc, a wholly-owned subsidiary of Royal Philips Electronics, through December 2021.

The aggregate carrying values, allocation by product type and weighted average coupons of our loans and other lending investments as of September 30, 2005 and December 31, 2004 were as follows:

	Carrying Value ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR
	2005	2004	2005	2004	2005	2004	2005	2004
Whole loans, floating rate	$397,271	$155,215	43%	38%	—	—	309 bps	373 bps
Whole loans, fixed rate	65,836	—	7%	—	8.12%	—	—	—
Subordinate mortgage interests, floating rate	298,026	209,286	32%	51%	—	—	575 bps	640 bps
Subordinate mortgage interests, fixed rate	36,639	31,216	4%	8%	9.23%	9.57%	—	—
Mezzanine loans, floating rate	72,540	—	8%	—	—	—	908 bps	—
Mezzanine loans, fixed rate	43,323	—	4%	—	8.88%	—	—	—
Preferred equity	11,767	—	1%	—	—	—	900 bps	—
Commercial mortgage backed securities	10,999	10,898	1%	3%	13.49%	13.49%	—	—
Total / Average	$936,401	$406,615	100%	100%	8.97%	10.58%	475 bps	526 bps

The following discussion relating to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of the Annual Report on Form 10-K and Item 1 of this form 10-Q.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, known as GAAP. These accounting principles require us to make some complex and subjective decisions and assessments.  Our most critical accounting policies involve decisions and assessments, which could significantly affect our reported assets, liabilities and contingencies, as well as our reported revenues and expenses.  We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time.  We evaluate these decisions and assessments on an ongoing basis.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified our most critical accounting policies to be the following:

Loans and Investments and Loans Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired.  Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments.  We may originate or acquire preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing.  Should we make such a preferred equity investment, we must determine whether that investment should be accounted for as a loan, joint venture or as an interest in real estate.  Our current preferred equity investment does not entitle us to a percentage of the underlying property’s cash flows from operations or proceeds from a sale or refinancing and is, therefore, accounted for as a loan.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  At September 30, 2005 we maintained a reserve of $955.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions applicable to REITs, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

Mortgage-backed securities, or MBS, are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of September 30, 2005 that were accounted for as trading securities.

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

As a result of our evaluation under SFAS No. 141 of our acquisition of 200 Franklin Square Drive, we recognized an increase of approximately $4 in rental revenue for the three and nine months ended September 30, 2005 for the amortization of below market leases and lease origination costs, resulting from the reallocation of the purchase price of the property.

 At September 30, 2005 we held two CTL investments totaling $108,189 comprised of a $56,930 investment in the joint venture that acquired the South Building located at One Madison Avenue in New York, New York, and a $51,259 investment in 200 Franklin Square Drive in Somerset, New Jersey.

Investment in Unconsolidated Joint Ventures

We account for our investment in an unconsolidated joint venture under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entity and are not considered to be the primary beneficiary under FIN 46.  In the joint venture, the rights of the other investor are protective and participating. These rights preclude us from consolidating the investment.  The investment is recorded initially at cost, as an investment in an unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to us.

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

Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in other assets on the accompanying balance sheets. We may establish, on a current basis, an allowance against this account for future potential tenant credit losses, which may occur. The balance reflected on the balance sheet will be net of such allowance.

In addition to base rent, the tenants in our CTL investments also pay all operating costs of owned property including real estate taxes.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  At September 30, 2005 we maintained a reserve for possible credit losses of $955.

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders.  We incurred approximately $1,038 with respect to such Class B limited partner interests for the nine months ended September 30, 2005.

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

Our wholly owned taxable REIT subsidiaries, individually referred to as a TRS, are subject to federal, state and local taxes.

Results of Operations

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004 (dollars in thousands)

Revenues

	2005	2004	$ Change
Investment income	$21,060	$1,227	$19,833
Rental revenue	314	—	314
Other income	5,218	245	4,973
Total revenues	$26,592	$1,472	$25,120

Equity in net loss of unconsolidated joint venture	$(510)	$—	$(510)

Investment income is generated on our whole loans, senior mortgage interests, subordinate mortgage interests, mezzanine loans, preferred equity interests and CMBS investments.  For the three months ended September 30, 2005 $3,409 was earned on fixed rate investments while the remaining $17,651 was earned on floating rate investments.  The increase over the prior year is due to a significantly higher number of investments in 2005 versus 2004 and the effect of a full three months of operations in 2005.

Rental revenue of $314 in 2005 was earned on 200 Franklin Square Drive, which was acquired in September 2005.  This amount includes the effect of adjustments for straight-line rent and FASB 141 adjustments for below market leases.  We did not hold any real estate investments during 2004.

Other income of $5,218 for the three months ended September 30, 2005 is comprised primarily of income recorded on the sale of whole loans of $3,184, interest on restricted cash balances in the CDO, which was not in place in 2004 of approximately $1,212 and a one-time break-up fee paid by a potential borrower of $604.  For the three months ended September 30, 2004, other income of $245 was comprised only of interest income on cash balances.

The loss on investment in unconsolidated joint venture of $510 in 2005 represents our proportionate share of the losses generated by the joint venture that owns the South Building at One Madison Avenue.  We did not maintain any joint venture investments during 2004.

Expenses

	2005	2004	$ Change
Interest expense	$11,250	$63	$11,187
Management fees	2,726	786	1,940
Incentive fee	1,038	—	1,038
Depreciation and amortization	105	5	100
Marketing, general and administrative	1,456	332	1,124
Provision for loan loss	430	—	430
Provision for taxes	500	—	500
GKK formation costs	—	275	(275)
Total expenses	$17,505	$1,461	$16,044

Interest expense was $11,250 for the three months ended September 30, 2005 versus $63 for the three months ended September 30, 2004.  The increase in 2005 is due primarily to $7,659 of interest on the investment grade tranches of our CDO, which was not in place in 2004, which are not held by us, $1,824 of interest on borrowings on our master repurchase facilities with Wachovia Capital Markets, LLC and Goldman Sachs Mortgage Company and $1,527 of interest expense accrued against our two $50,000 issuances of trust preferred securities.  The $63 of interest expense for the three months ended September 30, 2004 was comprised of the amortization of deferred financing costs and interest on one swap agreement.

Management fees increased $1,940 for the three months ended September 30, 2005 versus same period in 2004 due primarily to higher fees of $1,131 paid or payable to the Manager under our management agreement resulting from an increase in our stockholder’s equity, the issuance of trust preferred securities and a full three months of operations in 2005.  The remaining increase is comprised of $438 payable to the Manager under the CDO collateral management agreement which was not in place in 2004, and higher fees paid or payable to SL Green Operating Partnership, L.P. of $111 and $260 under our outsourcing and servicing agreements, respectively, due to a full three months of operations in 2005 and a larger asset base on which to calculate the servicing fee.  These fees and the relationship between us, the Manager and SL Green Operating Partnership, L.P. are discussed further in “Related Party Transactions.”

We recorded an incentive fee expense of $1,038 during the three months ended September 30, 2005 in accordance with requirements of the partnership agreement of the Operating Partnership which entitles owners of Class B limited partner interests in the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  This threshold was not reached during 2004 and, consequently, no expense was recorded.  This fee and the relationship between us, the Manager and SL Green Operating Partnership, L.P. are discussed further in “Related Party Transactions.”

The increase in marketing, general and administrative expenses of $1,124 for the three months ended September 30, 2005 versus the same period in 2004 reflects a full three months of operations in 2005 and a corresponding increase in professional fees, stock-based compensation, insurance and general overhead costs.

Stock-based compensation expense included in marketing, general and administrative expenses was $455 for the three months ended September 30, 2005 representing a ratable portion of the expense for the issuance of restricted stock, options or other equity awards over their respective vesting periods.

Comparison of the nine months ended September 30, 2005 to the period from April 12, 2004 (formation) through September 30, 2004 (dollars in thousands)

Revenues

	2005	2004	$ Change
Investment income	$46,999	$1,227	$45,772
Rental revenue	314	—	314
Other income	8,727	245	8,482
Total revenues	$56,040	$1,472	$54,568

Equity in net loss of unconsolidated joint venture	$(914)	$—	$(914)

For the nine months ended September 30, 2005 $6,716 was earned on fixed rate investments while the remaining $40,283 was earned on floating rate investments.  The increase over the prior year is due to a significantly higher number of investments in 2005 versus 2004 and the effect of a full nine months of operations in 2005.

Rental revenue of $314 in 2005 was earned on 200 Franklin Square Drive which was acquired in September 2005.  This amount reflects the effect of adjustments for straight-line rent and FASB 141.  We did not hold any real estate investments during 2004.

Other income of $8,727 for the nine months ended September 30, 2005 is comprised primarily of income recorded on the sale of whole loans of $6,565, interest on restricted cash balances in the CDO of approximately $1,212 and a one-time break-up fee paid by a potential borrower of $604.  For the period from April 12, 2004 through September 30, 2004, other income of $245 was comprised only of interest income on cash balances.

The loss on investment in unconsolidated joint venture of $914 in 2005 represents our proportionate share of the losses generated by the joint venture that owns the South Building at One Madison Avenue.  We did not maintain any joint venture investments during 2004.

Expenses

	2005	2004	$ Change
Interest expense	$20,316	$63	$20,253
Management fees	6,264	786	5,478
Incentive fee	1,038	—	1,038
Depreciation and amortization	232	5	227
Marketing, general and administrative	4,722	332	4,390
Provision for loan loss	955	—	955
Provision for taxes	1,000	—	1,000
GKK formation costs	—	275	(275)
Total expenses	$34,527	$1,461	$33,066

Interest expense was $20,316 for the nine months ended September 30, 2005 versus $63 for the period from April 12, 2004 through September 30, 2004.  This increase is due primarily to $7,659 of interest on the investment grade tranches of our CDO, which did not exist in 2004, which are not held by us, $10,480 of interest on borrowings on our master repurchase facilities with Wachovia Capital Markets, LLC and Goldman Sachs Mortgage Company and $1,937 of interest expense accrued against our two $50,000 issuances of trust preferred securities.  The $63 of interest expense in 2004 was comprised of the amortization of deferred financing costs and interest on one swap agreement.

Management fees increased $5,478 in 2005 due primarily to higher fees of $3,661 paid or payable to the Manager under our management agreement resulting from an increase in our stockholder’s equity, the issuance of trust preferred securities and a full nine months of operations in 2005.  The remaining increase is comprised of $438 payable to the Manager under the CDO collateral management agreement which was not in place in 2004, and higher fees paid or payable to SL Green Operating Partnership, L.P. of $736 and $643 under our outsourcing and servicing agreements, respectively, due to a full nine months of operations in 2005 and a larger asset base on which to calculate the servicing fee.  These fees and the relationship between us, the Manager and SL Green Operating Partnership, L.P. are discussed further in “Related Party Transactions.”

We recorded an incentive fee expense of $1,038 during the nine months ended September 30, 2005 in accordance with requirements of the partnership agreement of the Operating Partnership as outlined above.  This threshold was not reached during 2004 and, consequently, no expense was recorded.  This fee and the relationship between us, the Manager and SL Green Operating Partnership, L.P. are discussed further in “Related Party Transactions.”

The increase in marketing, general and administrative expenses of $4,390 for the nine months ended September 30, 2005 versus the period from April 12, 2004 through September 30, 2004 reflects a full nine months of operations in 2005 and a corresponding increase in professional fees, stock-based compensation, insurance and general overhead costs.

Stock-based compensation expense included in marketing, general and administrative expenses was $1,912 for the nine months ended September 30, 2005 representing a ratable portion of the expense for the issuance of restricted stock, options or other equity awards over their respective vesting periods.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs.  We believe that our principal sources of working capital and funds for additional investments will primarily include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings and, to a lesser extent, 6) the proceeds from principal payments on our investments.  We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, it may have an adverse effect on our business and results of operations.  In addition, an event of default is triggered under our repurchase facility with Wachovia Capital Markets, LLC if the management agreement with GKK Manager LLC is terminated.  Depending on market conditions, our debt financing will be in the range of 70% to 80% of the carrying value of our total assets.  Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties in connection with such debt.  Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability.  Moreover, our debt may be secured by our assets.  If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal.  If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender.  The lender could also sue us or force us into bankruptcy.  Any such event would have a material adverse effect on our liquidity and the value of our common stock.  In addition, posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets.

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

Collateralized Debt Obligation

On July 14, 2005, we issued approximately $1,000,000 of collateralized debt obligations, or CDO, through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the Co-Issuer. The CDO consists of $810,500 of investment grade notes, and $84,500 of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $105,000 of preferred shares, which were issued by the Issuer.  We retained all non-investment grade securities and the preferred shares in the Issuer.  The Issuer holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, which serve as collateral for the CDO. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. The CDO may be replenished pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. We incurred approximately $11,580 of issuance costs, which will be amortized on a level yield basis over the average life of the CDO. The Issuer is consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us.

Proceeds from the sale of the investment grade notes issued were used to repay substantially all outstanding debt under our repurchase agreements and fund additional investments.

Junior Subordinated Debentures

On May 20, 2005 we completed the issuance of $50,000 in unsecured trust preferred securities through a newly formed  Delaware statutory trust, Gramercy Capital Trust I, or GCTI, that is a wholly owned subsidiary of the Operating Partnership.  The securities bear interest at a fixed rate of 7.57% for the first ten years ending June 2015.  Thereafter the rate will float based on the three-month LIBOR plus 300 basis points.

On August 9, 2005 we completed an additional issuance of $50,000 in unsecured trust preferred securities through a separate newly formed Delaware statutory trust, Gramercy Capital Trust II, or GCTII, that is also a wholly owned subsidiary of the Operating Partnership.  The securities bear interest at a fixed rate of 7.75% for the first ten years ending October 2015.  Thereafter the rate will float based on the three-month LIBOR plus 300 basis points.

Both issuances of trust preferred securities require quarterly interest distributions, however payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if the Operating Partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of the Operating Partnership, in whole or in part, with no prepayment premium any time after June 30, 2010 for the securities issued in May 2005 and October 30, 2010 for the securities issued in August 2005.

GCTI and GCTII each issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of GCTI and GCTII to the Operating Partnership for a total purchase price of $3,100.  GCTI and GCTII used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Operating Partnership’s junior subordinated notes.  The terms of the junior subordinated notes match the terms of the trust preferred securities.  The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations.  We realized net proceeds from each offering of approximately $48,956.

Our interests in GCTI and GCTII are accounted for using the equity method and the assets and liabilities of GCTI and GCTII are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet.

Indebtedness

The table below summarizes borrowings under our Wachovia and Goldman repurchase facilities and any term loans at September 30, 2005 and December 31, 2004, respectively (dollars in thousands).

	September 30,	December 31,
Debt Summary:	2005	2004
Balance
Fixed rate	$41,000	$—
Variable rate	—	238,885
Total	$41,000	$238,885

Effective interest rate for the period:
Fixed rate	4.90%	—
Variable rate	—	LIBOR + 1.99%

Repurchase Facilities

We have two repurchase facilities with an aggregate of $700 million of total debt capacity.  In August 2004 we closed on a $250 million repurchase facility with Wachovia Capital Markets, LLC.  This facility was then increased to $350 million on January 3, 2005 and subsequently increased to $500 million on April 22, 2005.  As part of the April 2005 increase to $500 million, the initial term of this facility was modified to reflect a staggered term in which $250 million matures in August 2007, $150 million matures in December 2007 and the remaining $100 million matures in June 2008.  Also in conjunction with the April 2005 upsize, the $50 million credit facility we previously maintained with Wachovia was consolidated into the $500 million repurchase facility.  The $500 million facility bears interest at spreads of 1.25% to 3.50% over 30-day LIBOR and, based on our investment activities, provides for advance rate that vary from 50% to 95% based upon the collateral provided under a borrowing base calculation.  The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We did not have any borrowings under this facility at September 30, 2005.  $239 was outstanding at December 31, 2004.  We can utilize the $25,000 revolving credit facility described below to fund requirements for additional collateral pursuant to the warehouse financing or to fund the acquisition of assets.

On January 3, 2005 we closed an additional repurchase facility of $200 million with Goldman Sachs Mortgage Company, an affiliate of Goldman Sachs & Co.  This facility has an initial term of three years expiring in January 2008 with one six-month extension option.  This facility bears interest at spreads of 1.125% to 2.75% over a 30-day LIBOR and, based on our investment activities, provides for advance rates that vary from 75% to 90% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia repurchase facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  At September 30, 2005 we had no borrowings under this facility.

The repurchase facilities require that we pay down borrowings under these facilities as principal payments on the loans and investments pledged to these facilities are received.  Assets pledged as collateral under these facilities may include stabilized and transitional first mortgage whole loans, first mortgage B-notes, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by us.

Credit Facility

We have one $25 million credit facility with Wachovia Capital Markets, LLC. with a term of two years.  Amounts drawn under this facility for liquidity purposes bear interest at a spread over LIBOR of 525 basis points.  Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points.  Amounts drawn under this facility for liquidity purposes must be repaid within 105 days.  Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied.  These covenants are generally more restrictive than those set forth below.  At September 30, 2005 and December 31, 2004 we had no borrowings under this facility.

The credit facility requires that we pay down borrowings under this facility as principal payments on our loans and investments pledged to this facility are received.

Restrictive Covenants

The terms of both of our repurchase facilities and our credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of our total assets, (b) require us to maintain minimum liquidity of at least $10 million for the first two years and $15 million thereafter, (c) our fixed charge coverage ratio shall at no time be less than 1.50 to 1.00, (d) our minimum interest coverage ratio shall at no time be less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129.75 million, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain our REIT status.  Under our facilities with Wachovia Capital Markets, LLC, an event of default will be triggered if GKK Manager LLC ceases to be the Manager.  As of September 30, 2005, we were in compliance with all such covenants.

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

Mortgage Loan

We have one interest-only mortgage loan of $41,000 that bears interest at a fixed rate of 4.90% and has a term of ten years, resulting in a balloon payment in 2015.  This mortgage was used to finance our acquisition of 200 Franklin Square Drive for approximately $50,250, excluding closing costs, in September 2005.

Capitalization

As of September 30, 2005, we had 22,794,309 shares of common stock outstanding.

Market Capitalization

At September 30, 2005, our collateralized debt obligation and borrowings under our repurchase facilities, revolving credit facility and mortgage loan represented 61% of our consolidated market capitalization of $1.5 billion (based on a common stock price of $23.96 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2005).  Market capitalization includes our consolidated debt and common stock.

Contractual Obligations

Combined aggregate principal maturities of our CDO, repurchase facilities, trust preferred securities, mortgage note payable, revolving credit facility and our obligations under our operating lease as of September 30, 2005 are as follows (in thousands):

	Collateralized Debt Obligation	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable	Revolving Credit Facility	Operating Leases	Total
2005	$—	$—	$—	$—	$—	$62	$62
2006	—	—	—	—	—	252	252
2007	—	—	—	—	—	256	256
2008	—	—	—	—	—	261	261
2009	—	—	—	—	—	265	265
Thereafter	810,500	—	100,000	41,000	—	1,633	953,133
	$810,500	$—	$100,000	$41,000	—	$2,729	$954,229

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

Related Party Transactions

In connection with our initial public offering, we entered into a management agreement with GKK Manager LLC, or Manager, which provides for an initial term through December 2007 with automatic one-year extension options and is subject to certain termination rights.  We pay the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of the trust preferred securities issued on May 20, 2005 and August 9, 2005.  We paid or had payable to the Manager under this agreement an aggregate of approximately $1,678 and $4,208, for the three and nine months ended September 30, 2005, respectively and approximately $547 for the period from April 12, 2004 through September 30, 2004.

At September 30, 2005, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are our executive officers, which interests are subject to performance thresholds.  To provide an incentive for the Manager to enhance the value of the common stock, the Manager and SL Green Operating Partnership, L.P. are entitled through their ownership of Class B limited partner interests of the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  We incurred approximately $1,038 of incentive distribution expense for the nine months ended September 30, 2005.

We are obligated to reimburse the Manager for its costs incurred under an Asset Servicing Agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate Outsourcing Agreement between our Manager and SL Green Operating Partnership, L.P.  The Asset Servicing Agreement provides for an annual fee payable by us of 0.15% of the carrying value of our investments, excluding certain defined investments for which other servicing arrangements are executed and further reduced by fees paid directly to outside servicers by us which have been approved by SL Green Operating Partnership, L.P.  The Outsourcing Agreement provides a fee payable by us of $1,288 per year, increasing 3% annually over the prior year.  For the three months ended September 30, 2005, we paid or had payable an aggregate of $319 and $291 to our Manager under the Outsourcing and Asset Servicing Agreements, respectively.  For the nine months ended September 30, 2005 and the period from April 12, 2004 through September 30, 2004, we paid or had payable an aggregate of $944 and $208, respectively, to our Manager under the Outsourcing Agreement.  For the nine months ended September 30, 2005 and the period from April 12, 2004 through September 30, 2004, we paid or had payable an aggregate of $674 and $31 to our Manager under the Asset Servicing Agreement, respectively.

In connection with the closing of our CDO in July 2005, the Issuer entered into a Collateral Management Agreement with the Manager. Pursuant to the Collateral Management Agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The Collateral Management Agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager, our Board of Directors has allocated to the Manager the portion of the subordinate collateral management fee paid on securities not held by us.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us.  For the three and nine months ended September 30, 2005 we paid or had payable $438 to the Manager under the Collateral Management Agreement.

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

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property.  The joint venture, which was created to acquire, own and operate the Property, is owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the Property from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the Property.  The Property comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse First Boston (USA), Inc., or CSFB, pursuant to a lease with a 15-year remaining term.

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

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services for the three and nine months ended September 30, 2005 was approximately $1 and $2, respectively and less than $1 for the three months ended September 30, 2004 and the period from April 12, 2004 through September 30, 2004.

SL Green Operating Partnership, L.P. has invested $75,000 and $6,100 in preferred equity interests that are subordinate to two of our investments with book values of $94,273 and $6,439, respectively, as of September 30, 2005.

On July 14, 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. We have determined that the yield on our mezzanine loan after giving effect to the interest-only participation retained by the seller is at market. The mezzanine loan is secured by the equity interests in an office property in New York, New York.

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

Funds from Operations for the three and nine months ended September 30, 2005, the three months ended September 30, 2004 and the period from April 12, 2004 (formation) through September 30, 2004 is as follows (in thousands):

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Period April 12, 2004 (formation) through September 30, 2004
Net income available to common stockholders	$8,577	$11	$20,599	$11
Add:
Depreciation and amortization	1,012	46	1,966	46
FFO adjustment for unconsolidated joint venture	1,784	—	2,984	—
Less:
Non real estate depreciation and amortization	926	46	1,880	46
Funds from operations	$10,447	$11	$23,669	$11

Funds from operations per share - basic	$0.53	$0.00	$1.24	$0.00
Funds from operations per share - diluted	$0.50	$0.00	$1.21	$0.00

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions.  Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations.  Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved.  We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report.  These risks, uncertainties and contingencies include, but are not limited to, the following:

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

•                    the timing of cash flows , if any, from our investments;

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the nine months ended September 30, 2005 would have increased our interest cost by approximately $2,026, offset by an increase in our investment income of approximately $2,313.

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

ITEM 1.

LEGAL PROCEEDINGS

See Note 16 to the Consolidated Financial Statements

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

10.17 Form of LLC Agreement, by and between GKK Madison Investment LLC, a wholly owned subsidiary of the Company, and SLG Madison Investment LLC, a wholly owned subsidiary of SL Green Realty Corp, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

10.18 Form of Second Amended and Restated Master Repurchase Agreement, by and between the Company and Wachovia Capital Markets, LLC, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

10.19 Form of Indenture by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

10.20 Form of Collateral Management Agreement by and between Gramercy Real Estate CDO 2005-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

10.21 Form of Amended and Restated Trust Agreement by and among GKK Capital LP, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

10.22 Form of Junior Subordinated Indenture between GKK Capital LP and JPMorgan Chase Bank, National Association, as trustee, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

10.23 Form of Amended and Restated Trust Agreement among GKK Capital LP, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated August 9, 2005.

10.24 Form of Junior Subordinated Indenture between GKK Capital LP and JPMorgan Chase Bank, National Association, as trustee, dated August 9, 2005.

20.25 Form of Gramercy Capital Corp. Director’s Deferral Program, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005.

20.26 Form of Underwriting Agreement among Gramercy Capital Corp., GKK Capital LP and Wachovia Capital Markets, LLC, as underwriter, dated September 8, 2005, incorporated by reference to the Company’s Form 8-K, dated September 7, 2005.

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

Date:       November 9, 2005