Form 10-K
period 2005-12-31
GRAMERCY CAPITAL CORP
filed 2006-03-13
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “non-accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated Filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

As of March 13, 2006, there were 22,805,642 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant (16,379,809 shares) at September 14, 2005, was $422,762,870. The aggregate market value was calculated by using the price at which our common stock was last sold, which was $25.81 per share on September 14, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Stockholders’ Meeting to be held May 17, 2006 and to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRAMERCY CAPITAL CORP.
FORM 10-K
TABLE OF CONTENTS

10-K PART AND ITEM NO.

PART I

1.	Business

1A,	Risk Factors

1B.	Unresolved Staff Comments

2.	Properties

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrant’s Common Equity and Related Stockholders Matters

6.	Selected Financial Data

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

7A.	Quantitative and Qualitative Disclosures about Market Risk

8.	Financial Statements and Supplemental Data

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

9A.	Controls and Procedures

9B.	Other Information

PART III

10.	Directors and Executive Officers of the Registrant

11.	Executive Compensation

12.	Security Ownership of Certain Beneficial Owners and Management

13.	Certain Relationships and Related Transactions

14.	Principal Accounting Fees and Services

PART IV

15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

SIGNATURES

i

PART I

ITEM 1.          BUSINESS

General

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a national commercial real estate specialty finance company that specializes in the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that ensure an equitable balance between risks and return. We invest in assets with the potential for appreciation, in addition to providing current income. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders.

Gramercy was formed in April 2004 and we completed our initial public offering in August 2004. Substantially all of Gramercy’s operations are conducted through GKK Capital LP, a Delaware limited partnership, or the Operating Partnership. Gramercy, as the sole general partner of, and holder of 100% of the common units of, the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, we consolidate the accounts of the Operating Partnership.

We are externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green. At December 31, 2005, SL Green also owned approximately 25% of the outstanding shares of our common stock.

As of December 31, 2005, we held loans and other lending investments of $1.2 billion net of fees, discounts, repayments, asset sales and unfunded commitments with an average spread to the London Inter-Bank Offered Rate, or LIBOR, of 417 basis points for our floating rate investments and an average yield of 9.92% for our fixed rate investments. As of December 31, 2005, we also held interests in three net lease investments totaling $109.2 million comprised of the $51.2 million carrying value of 200 Franklin Square Drive, a 200,000 square foot building in Somerset, New Jersey which is 100% net leased to Philips Holding USA Inc, a wholly-owned subsidiary of Royal Philips Electronics, through December 2021 and $58.0 million in joint venture investments.

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. We do not currently have any employees, nor do we anticipate hiring any employees in the near term. Our executive officers are all employed by our Manager or SL Green. We can be contacted at (212) 297-1000. We maintain a website at www.gramercycapitalcorp.com. On our website, you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles.

Unless the context requires otherwise, all references to “we,” “our,” and “us” in this annual report means Gramercy Capital Corp., a Maryland corporation, and one or more of its subsidiaries, including GKK Capital LP, a Delaware limited partnership.

Corporate Structure

Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner and sole owner of the Class A limited partner interests of the Operating Partnership. At December 31, 2005, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are among our executive officers, which interests are subject to performance thresholds. To provide an incentive for the Manager to enhance the value of the common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).

As of December 31, 2005, the majority of the interests in our Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are among our executive officers, which interests are subject to performance thresholds. We pay to the Manager a base management fee equal to one and three-quarters of one percent (1.75%) of our stockholders’ equity (as defined in the management agreement with the Manager) inclusive of the trust preferred securities issued on May 20, 2005 and August 9, 2005. In addition, we are obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and a separate outsource agreement between the Manager and SL Green Operating Partnership, L.P. The asset servicing agreement provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.15% of the book value of our investments, which amount SL Green Operating Partnership, L.P. has agreed to reduce for certain investments, and which fee may be further reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsourcing agreement currently provides for an annual fee payable by us of $1.28 million per year, increasing 3% annually over the prior year, for management services outlined in the agreement. The asset servicing and outsourcing agreements allow us to leverage the experience, resources and relationships SL Green has established while maintaining a moderate level of corporate overhead expenses.

Our collateralized debt obligation, or CDO, which was closed in July 2005, was issued through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the Co-Issuer. The Issuer and Co-Issuer are subsidiaries of our private REIT, Gramercy Investment Trust. Our Operating Partnership holds all shares of common stock and controls all of the management and operations of the private REIT. At December 31, 2005, the private REIT and all subsidiaries of the private REIT were consolidated into our financial results.

In connection with the closing of our CDO, the Issuer entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance in lieu of the 0.15% fee otherwise payable on our investments under our servicing agreement with SL Green Operating Partnership, L.P., and an additional subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager, our Board of Directors has allocated to the Manager the portion of the subordinate collateral management fee paid on securities not held by us. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us.

Business and Growth Strategies

We invest in a diversified portfolio of domestic real estate loans and securities, including whole loans, bridge loans, subordinate interests in whole loans, distressed debt, mortgage-backed securities, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States. We believe these investments offer attractive risk-adjusted returns with long-term principal protection under a variety of default and loss scenarios. We actively manage our assets with a goal of generating cash available for distribution, facilitating capital appreciation and generating attractive returns to our stockholders.

We generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities. We leverage our investments to enhance returns to shareholders equity. We finance, or intend to finance, assets through a variety of techniques, including repurchase agreements, secured and unsecured credit facilities, issuances of commercial mortgage-backed securities, or CMBS, CDOs, unsecured junior subordinated corporate debt and other structured financings. In addition, we match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating rate assets are financed with floating rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allows us to reduce the impact of changing interest rates on our cash flow and earnings. We actively manage our positions, using our credit, structuring and asset management skills to enhance returns. We intend to grow our business using prudent levels of debt financing, syndication of loan interests and structured financing when feasible, rather than relying solely on equity capital, in order to increase earnings per share.

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

Our targeted investments include the following:

Whole Loans — We originate fixed-rate whole loans with terms of up to 15 years. We may separate certain of these loans into tranches, which can be securitized and resold. If we do so, we would expect to retain a subordinate interest, mezzanine loan or preferred equity created in connection with such whole loan origination, where we see the most advantageous risk-adjusted returns. We expect the stated maturity of our whole loan investments to range from five years to 15 years. We may sell these investments prior to maturity.

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

Subordinate Interests in Whole Loans —We purchase from third parties, and may retain from whole loans we originate and co-originate and securitize or sell, subordinate interests in whole loans. Subordinate interests are loans secured by a whole loan and subordinated to a senior interest. The subordination is generally evidenced by a co-lender or participation agreement between the holders of the related senior interest and the subordinate interest. In some instances, the subordinate interest lender may additionally require a security interest in the stock or partnership interests of the borrower as part of the transaction. We originate subordinate interests in whole loans directly or acquire them in negotiated transactions with originators of the whole loan. When we originate whole loans, we may divide them, securitizing or selling the senior interest and keeping a subordinate interest for investment. We believe the subordinate interest market will continue to grow with the expansion of the commercial mortgage securitization market.

Subordinate interests in whole loans typically bear interest at a rate of 200 to 600 basis points over the applicable interest rate index and have loan-to-value ratios between 65% and 75%. Subordinate interest lenders have the same obligations, collateral and borrower as the senior interest lender, but typically are subordinated in recovery upon a default. Subordinate interests in whole loans share certain credit characteristics with second mortgages, in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding senior interest.

Subordinate interests created from bridge loans generally will have terms matching those of the whole loan of which they are a part, typically two to five years. Subordinate interests created from whole loans generally will have terms of five years to fifteen years. We expect to hold subordinate interests in whole loans to their maturity.

When we acquire subordinate interests in whole loans from third parties, we may earn income on the investment, in addition to the interest payable on the subordinate piece, in the form of fees charged to the borrower under that note (currently approximately 0.25% to 1% of the note amount) or by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. When we originate subordinate interests out of whole loans and then sell the senior interest, we allocate our basis in the whole loan among the two (or more) components to reflect the fair market value of the new instruments. We may realize a profit on sale if our allocated value is below the sale price. Our ownership of a subordinate interest with controlling class rights, which typically means we have the unilateral ability to determine when, and in what manner, to exercise the rights and remedies afforded the holder of the senior interest, may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the subordinate interest, which may include foreclosure on, or modification of, the note. In some cases, usually restricted to situations in which the current market value of the underlying commercial property securing the loan has declined below the aggregate unpaid principal balance of secured debt senior to our investment, the owner of the senior interest may be able to foreclose or modify the note against our wishes as holder of the subordinate interest. As a result, our economic and business interests may diverge from the interests of the holders of the senior interest. These divergent interests among the holders of each investment may result in conflicts of interest.

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

Mortgage-Backed Securities — We acquire mortgage-backed securities, or MBS, that are created when commercial or residential loans are pooled and securitized. These securities may be issued by government sponsored agencies or other entities and may or may not be rated investment grade by rating agencies. We may also originate MBS from pools of commercial loans we assemble, in which event we expect to retain the more junior interests.

CMBS are secured by or evidenced by ownership interests in a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. Residential mortgage-backed securities, or RMBS, are backed by pools of home mortgages. We expect a majority of our mortgage-backed securities investments to be rated by at least one rating agency.

CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income to make specified interest and principal payments on such tranches. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled.

The credit quality of MBS depends on the credit quality of the underlying mortgage loans, which is a function of factors such as:

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

We expect the stated maturity of our MBS investments to range from several months to up to 15 years for CMBS and up to 40 years for RMBS. Such securities do not have stated maturities but rather receive principal payments from the underlying investments. We expect to hold CMBS to maturity and may sell RMBS prior to maturity.

Mezzanine Loans —We originate mezzanine loans that are senior to the borrower’s equity in, and subordinate to a whole loan on, a property. These loans are secured by pledges of ownership interests, typically in whole but occasionally in part (but usually with effective sole control over all the ownership interests), in entities that directly or indirectly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees, or collateral unrelated to the property.

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

The aggregate carrying values, allocation by product type and weighted average coupons of our loans and other lending investments as of December 31, 2005 and December 31, 2004 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2005	2004	2005	2004	2005	2004	2005		2004
Whole loans, floating rate	$ 561,388	$ 155,215	46%	38%	—	—	325	bps	373	bps
Whole loans, fixed rate	94,448	—	8%	—	10.64%	—	—		—
Subordinate interests in whole loans, floating rate	362,983	209,286	30%	51%	—	—	443	bps	640	bps
Subordinate interests in whole loans, fixed rate	37,104	31,216	3%	8%	9.19%	9.57%	—		—
Mezzanine loans, floating rate	82,793	—	7%	—	—	—	858	bps	—
Mezzanine loans, fixed rate	43,352	—	4%	—	8.88%	—	—		—
Preferred equity, floating rate	11,795	—	1%	—	—	—	900	bps	—
Preferred equity, fixed rate	11,882	—	1%	—	10.28%	—	—		—
Commercial mortgage backed securities	—	10,898	—	3%	—	13.49%	—		—
Total / Average	$ 1,205,745	$ 406,615	100%	100%	9.92%	10.58%	417	bps	526	bps

(1)          Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)          Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

We monitor our portfolio periodically and prior to each acquisition to confirm that we continue to qualify for the exemption from registration provided by Section 3(c)(5)(C) and 3(c)(6) of the Investment Company Act of 1940, as amended, or the Investment Company Act. Qualifying for the Section 3(c)(5)(C) exemption requires that at least 55% of our portfolio is comprised of “qualifying assets,” and a total of at least 80% of our portfolio is comprised of “real estate-related assets,” a category that includes qualifying assets.

We generally expect whole loans, bridge loans, whole pool MBS, our credit tenant lease investments, or CTLs, and certain distressed debt securities to be qualifying real estate assets. The treatment of distressed debt securities as qualifying real estate assets is based on the characteristics of the particular type of loan, including its foreclosure rights. Junior (first loss) interests in mortgage-backed securities pools may constitute qualifying real estate assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Similarly, subordinate interests in whole loans may constitute qualifying real estate assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgage and that we may act as the controlling class or directing holder of the note.  We generally do not treat mezzanine loans and preferred equity investments as qualifying real estate assets.  In addition to making investments of qualifying real estate assets, we also make investments so that at least 80% of our portfolio is comprised of real estate-related assets. We expect that all of these classes of investments will be considered real estate-related assets under the Investment Company Act for purposes of the 80% investment threshold. Qualification for the 3(c)(5)(C) and 3(c)(6) exemptions will limit our ability to make certain investments.

On occasion, we utilize a special servicer, which in some instances may be an affiliate of us or may be the rated special servicer affiliate of SL Green, to manage, modify and resolve loans and other investments that fail to perform under the terms of the loan agreement, note, indenture, or other governing documents. We will typically negotiate for the right to appoint a special servicer as part of the origination or purchase of an investment. Special servicers are most frequently employed in connection with whole loans, subordinate interests in whole loans and first-loss classes of CMBS. The rights of the special servicer, which are typically subject to a servicing standard that requires the special servicer to pursue remedies that maximize the recovery of investment principal, typically include, among other things, the right to foreclose upon the loan collateral after an event of default.

Our rights, including foreclosure rights we hold, are found in the agreements among the lenders or holders of notes, such as intercreditor or participation agreements. Where we hold unilateral foreclosure rights, those rights generally become exercisable upon the occurrence of an event of default, such as nonpayment of the debt. In certain circumstances we may lose our foreclosure rights. For example, where the appraised value of the collateral for the debt falls below agreed levels relative to the total outstanding debt, we may lose our foreclosure rights, which are then exercisable by the holder of more senior debt. Generally, we do not expect SL Green or its affiliates to hold these types of senior debt where we hold a more junior instrument. If we were to lose our foreclosure rights, the Investment Company Act status of the particular investment could change.

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

Our financing strategy focuses on the use of match-funded financing structures. This means that we seek to match the maturities of our financial obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our cash flow and earnings. In addition, we match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating rate assets are financed with floating rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allows us to reduce the impact on our cash flow and earnings of changing interest rates. At December 31, 2005, approximately 85% of our investments, when measured by carrying value, were floating rate instruments based on LIBOR. The remaining 15% of our investments carried fixed rates of interest, although we have entered into swap contracts that convert substantially all of the floating rate financing expenses against these assets to fixed rate expenses to eliminate basis risk. Our investments had a weighted average remaining term to initial maturity of 2.3 years.

We use short-term financing in the form of our repurchase agreements, revolving credit facilities and bridge financings prior to the implementation of longer-term match-funded financing. At December 31, 2005, we had approximately $117.4 million outstanding under our repurchase facilities with Wachovia Capital Markets, LLC, or Wachovia, and Goldman Sachs Mortgage Company, or Goldman Sachs. Under our facility with Wachovia, an event of default will be triggered if GKK Manager LLC ceases to be the Manager.

For longer-term funding, we utilize securitization structures, including CDOs, as well as other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as mortgage-backed securities, subordinate interests in whole loans, mezzanine loans and REIT debt. Like typical securitization structures, in a CDO the assets are pledged to a trustee for the benefit of the holders of the bonds. The bonds may be rated by one or more rating agencies. One or more classes of the bonds are marketed to a wide variety of fixed income investors, which enables the CDO sponsor to achieve a relatively low cost of long-term financing. We believe that CDOs are a suitable long-term financing vehicle for our investments because they will enable us to maintain our strategy of funding substantially all of our assets and related liabilities using the same LIBOR benchmark, lock-in a long-term cost of funds tied to LIBOR, and reduce the risk that we have to refinance our liabilities prior to the maturities of our investments. On July 14, 2005, we issued approximately $1.0 billion of CDOs, through two newly-formed indirect subsidiaries, Gramercy Real Estate

CDO 2005-1 Ltd., or the Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the Co-Issuer. The CDO consists of $810.5 million of investment grade notes, and $84.5 million of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $105 million of preferred shares, which were issued by the Issuer. We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer.

We use different levels of leverage depending on the specific risk-return characteristics of each investment type. For example, we generally use more leverage with whole loans than mezzanine loans. We anticipate our overall leverage will be 70% to 80% of the carrying value of our assets; but our actual leverage depends on our mix of assets. As of December 31, 2005, our leverage as a percentage of total asset value was 66%, excluding the trust preferred securities, which are discussed in more detail below. The average advance rate against investment assets pledged under our repurchase facilities with Wachovia and Goldman Sachs was 70%.

Our charter and bylaws do not limit the amount of indebtedness we can incur. Our leverage policy permits us to leverage up to 80% of the carrying value of our assets. Our board of directors has discretion to deviate from or change our indebtedness policy at any time. However, we seek to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the interest income from our investments. These conditions could occur, for example, due to credit losses or when, due to interest rate fluctuations, interest income on our investment lags behind interest rate increases on our borrowings, which are predominantly variable rate. We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

In addition, we continuously evaluate other sources of long-term debt and hybrid debt/equity capital, including perpetual preferred equity and trust preferred equity, which may be available to us on competitive market pricing and terms.

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

The affirmative vote of all members of a credit committee consisting of all senior officers of our Manager plus our chief executive officer is necessary to approve all transactions over $3 million. Our chief investment officer may approve investments of less than $3 million. The investment committee of our board of directors must unanimously approve all transactions involving investments of (i) $35 million or more with respect to whole loans, (ii) $30 million or more with respect to subordinate interests in whole loans, (iii) $20 million or over with respect to mezzanine loans, (iv) $20 million or more with respect to preferred equity, and (v) $20 million or more with respect to commercial real estate properties net leased to tenants. The full board of directors must approve investments (i) over $75 million with respect to whole loans, (ii) over $65 million with respect to subordinate interests in whole loans, (iii) over $55 million with respect to mezzanine loans, (iv) over $50 million with respect to preferred equity and (v) over $50 million with respect to commercial real estate properties net leased to tenants. Our Manager will have full discretion to make investments on our behalf under (i) $35 million with respect to whole loans, (ii) $30 million with respect to subordinate interests in whole loans, (iii) $20 million with respect to mezzanine loans, (iv) $20 million with respect to preferred equity and (v) $20 million with respect to commercial real estate properties net leased to tenants. Approval limits are based on the investment amount less any origination fees, discounts or other up-front fees we receive in connection with the investment.

The stages of the investment process are described in more detail below.

Origination

Our Manager is primarily responsible for originating all of our assets. In addition to SL Green’s existing customer base, our Manager utilizes an extensive national network of relationships with property owners, developers, mortgage loan brokers, commercial and investment banks and institutional investors. This network has been developed by the senior managers of the Manager and senior executives of SL Green over more than 15 years. We originate investments in direct transactions with borrowers, we co-originate with or acquire existing assets from third parties, primarily financial institutions, and we may occasionally co-invest with SL Green and its affiliates. We have been growing our platform on a national scale through the creation of strategic partnerships and hiring additional originators who are responsible for generating new financing opportunities. As of December 31, 2005, approximately 68% of our investments were directly originated by us while the remaining 32% were co-originated with third parties. Once potential investment opportunities have been identified, our Manager determines which financing products best meet the borrower’s needs. Our Manager works to optimize pricing and structure and create a favorable transaction for us while meeting our borrower’s needs. After identifying a suitable structure, our Manager works with the borrower to prepare a loan application and an initial review of the investment before committing underwriting resources. Once a loan is identified as suitable, it is underwritten by our Manager’s team of experienced underwriters.

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

•                                          hedging is generally done through the bank providing the related repurchase facility on market terms, or through other dealers. We engage an outside advisory firm to assist in monitoring hedges and advising management on the appropriateness of such hedges;

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

We will also agree that, when we acquire direct or indirect ownership interests in property in metropolitan New York or Washington D.C. by foreclosure or similar conveyance, SL Green will have the right to purchase the property at a price equal to our unpaid asset balance on the date we foreclosed or acquired the asset, plus interest at the last stated contract (non-default) rate and, to the extent payable by the borrower under the initial documentation evidencing the property, legal costs incurred by us directly related to the conveyance and the fee, if any, due upon the repayment or prepayment of the investment which is commonly referred to as an “exit fee” (but not including default interest, late charges, prepayment penalties, extension fees or other premiums of any kind) through the date of SL Green’s purchase. We refer to this amount as “Par Value”. If we seek to sell the asset and receive a bona fide third party offer to acquire the asset for cash that we desire to accept, SL Green may purchase the asset at the lower of the Par Value or the third party’s offer price. If the asset is not sold within one year, SL Green has the right to purchase the property at its appraised value. The appraised value will be determined as follows: we will select an appraiser and SL Green will select an appraiser, who will each appraise the property. These two appraisers jointly will select a third appraiser, who will then choose one of the two appraisals as the final appraised value. These rights may make it more difficult to sell such assets because third parties may not want to incur the expense and effort to bid on assets when they perceive that SL Green may acquire them at the lower of the same terms proposed by the third party or Par Value. As a result, we may not receive the same value on the sale of such assets as we might receive from an independent third party submitting an offer through a competitive bidding process.

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

Hedging Activities

We use derivative instruments, including forwards, futures, swaps and options, in our risk management strategy to limit the effects of changes in interest rates on our operations. Our primary hedging strategy consists of entering into interest rate swap contracts. Additionally, we may in certain select instances choose to hedge our exposure to fluctuations in CMBS credit spreads by purchasing swaps written against a broad-based CMBS index. The value of our forwards, futures and swaps may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of the risk in our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. Since most of our hedging activity covers the period between origination or purchase of loans and their eventual sale or securitization, unmatched losses in our hedging program will tend to occur when the planned securitization fails to occur, or if the hedge proves to be ineffective. We continuously monitor the effectiveness of our hedging strategies and adjust our strategies as appropriate. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, other hedging instruments and such other hedging instruments as may be developed in the future and which we determine are suitable to achieve our hedging objectives.

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

Employees

We do not currently have any employees, nor do we anticipate hiring any employees in the near term. Our executive officers and other staff are all employed by our Manager or SL Green and leased by us pursuant to the management agreement with our Manager and the outsourcing agreement with SL Green.

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

ITEM 1A.       RISK FACTORS

Risks Related to Our Management and Our Relationship with SL Green

We are dependent on our Manager and its key employees and may not find a suitable replacement if our Manager terminates the management agreement or the key personnel are no longer available to us.

We have no direct employees. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We have entered into a management agreement with the Manager, that terminates in December 2007, subject to automatic, one-year renewals. We are subject to the risk that our Manager will terminate the management agreement and that no suitable replacement will be found to manage us. We believe that our success depends to a significant extent upon the experience of our Manager’s executive officers, whose continued service is not guaranteed. If our Manager terminates the management agreement, we may not be able to execute our business plan.

There are conflicts of interest in our relationship with our Manager, which could result in decisions that are not in the best interest of holders of our securities.

We are subject to potential conflicts of interest arising out of our relationship with SL Green and our Manager. Several of SL Green’s executive officers are also directors and executive officers of our Manager and us. Specifically, our chairman and each of our executive officers also serve as officers of our Manager or SL Green. As a result, the management agreement was not negotiated at arm’s-length and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

In addition, our Manager and our executives may have conflicts between their duties to us and their duties to, and interests in, SL Green and/or our Manager. Our Manager is not required to devote a specific amount of time to our operations. There may also be conflicts in allocating investments which are suitable both for us and SL Green. SL Green has agreed generally that it will not acquire fixed income or preferred equity investments during the term of the management agreement. However, there are several exceptions, including debt instruments with equity characteristics, distressed debt and refinancings of existing SL Green debt investments. As a result, SL Green may compete with us with respect to certain investments which we may want to acquire, and as a result we may either not be presented with the opportunity or have to compete with SL Green to acquire these investments. Our Manager and our executive officers may choose to allocate favorable investments to SL Green instead of to us.

We pay our Manager substantial base management fees regardless of the performance of our portfolio. SL Green, our Manager and certain other parties, including certain of our officers, also own Class B limited partner interests in our operating partnership, which entitles them to receive quarterly distributions based on financial performance. In evaluating investments and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

Termination of or failure to renew the management agreement without cause requires us to pay substantial amounts of termination fees and redeem the Class B limited partner interests. If the management agreement is terminated or not renewed other than for cause, we will be required to pay a termination fee equal to two times the higher of the total annual fees paid under the management and asset servicing agreements in either of the two calendar years prior to the termination, unless we become self-managed, in which event this amount will be reduced by 50%. We are also required to redeem the Class B limited partner interests upon termination of the management agreement. These provisions may increase the effective cost to us of terminating or failing to renew the management agreement, thereby adversely affecting our ability to terminate or not renew the management agreement without cause.

Our assets that may become foreclosed or owned by similar conveyance may be subject to purchase rights or rights of first offer in favor of SL Green, which could reduce their marketability or value.

Pursuant to our origination agreement with SL Green, we have granted SL Green rights of first offer with respect to the acquisition or origination of certain of our assets. SL Green has the right to purchase ownership interests in real properties located in metropolitan New York or Washington, D.C. relating to properties we acquire in foreclosure of our debt investments and, to purchase distressed debts located in metropolitan New York or Washington, D.C. acquired by us relating to properties at a price equal to our unpaid asset balance on the date we foreclosed on or acquired the asset, plus interest through the date of SL Green’s purchase. If we seek to sell the asset and receive a bona fide offer to acquire the asset for cash that we desire to accept, SL Green may purchase the asset at the lower of the unpaid asset balance or the third party’s offer price.

Similarly, our joint venture agreement with SL Green contains a buy-sell provision that can be triggered by us in the event we and SL Green are unable to agree upon a major decision that would materially impair the value of the South Building located at One Madison. Such major decisions involve the sale or refinancing of the South Building located at One Madison Avenue, any extensions or modifications to the net lease with the tenant therein or any material capital expenditure.

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

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on our Manager’s ability to identify and invest in debt investments or other securities that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Manager’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The senior management team of our Manager has substantial responsibilities under the management agreement. We can offer no assurance that the senior management team of our Manager or any of the other employees of the Manager will contribute to our growth. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our board of directors has approved very broad investment guidelines for our Manager and does not approve each investment decision made by our Manager.

Our Manager is authorized to follow very broad investment guidelines. Our directors review our investment guidelines and our investment portfolio annually and as often as they deem necessary. However, our board of directors does not review each proposed investment. The investment committee of our board of directors must unanimously approve all transactions involving investments of (i) $35 million or more with respect to whole loans, (ii) $30 million or more with respect to subordinate interests in whole loans, (iii) $20 million or over with respect to mezzanine loans, (iv) $20 million or more with respect to preferred equity, and (v) $20 million or more with respect to commercial real estate properties net leased to tenants. The full board of directors must approve investments (i) over $75 million with respect to whole loans, (ii) over $65 million with respect to subordinate interests in whole loans, (iii) over $55 million with respect to mezzanine loans, (iv) over $50 million with respect to preferred equity and (v) over $50 million with respect to commercial real estate properties net leased to tenants. Our Manager will have full discretion to make investments on our behalf under (i) $35 million with respect to whole loans, (ii) $30 million with respect to subordinate interests in whole loans, (iii) $20 million with respect to mezzanine loans, (iv) $20 million with respect to preferred equity and (v) $20 million with respect to commercial real estate properties net leased to tenants. Our chief investment officer may approve investments of less than $3 million. Approval limits are based on the investment amount less any origination fees, discounts or other up-front fees we receive in connection with the investment. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our Manager. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types of assets it may decide are proper investments for us. Decisions made and investments entered into by our Manager may not fully reflect the stockholder’s best interests.

We may change our investment and operational policies without stockholder consent.

We may change our investment and operational policies, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the types of investments described in this filing. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our ability to make distributions.

Risks Related to Our Business

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We have conducted our operations and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are a number of exemptions under the Investment Company Act that may be applicable to us. For example, Section 3(c)(5)(C) exempts from the definition of “investment company” any person who is “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Additionally, Section 3(c)(6) exempts from the definition of “investment company” any company primarily engaged, directly or through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Further, Rule 3a-1 under the Investment Company Act exempts from the definition of “investment company” a company if no more than 45% of the value of its assets (exclusive of U.S. Government securities and cash items) consists of, and no more than 45% of its net income after taxes for the past four quarters is derived from, securities other than U.S. Government securities, securities issued by employees’ securities companies, securities issued by certain majority-owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company, provided, that certain other requirements are met. The assets that we have acquired and may acquire in the future, therefore, are limited by the provisions of the Investment Company Act and the exemptions on which we rely. In addition, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on our business and our ability to pay dividends.

To maintain our qualification for an exemption from registration under the Investment Company Act pursuant to Section 3(c)(5)(C) and 3(c)(6) at least 55% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying real estate assets under Section 3(c)(5)(C) of the Investment Company Act, and 80% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying real estate assets and real estate-related assets under Section 3(c)(5)(C) of the Investment Company Act. In addition, we may not issue redeemable securities. To comply with these regulations, we may from time to time buy RMBS and other qualifying real estate assets. We generally expect that whole loans, bridge loans, whole pool MBS, CTLs and certain distressed debt securities to be qualifying real estate assets under the Section 3(c)(5)(C) and 3(c)(6) exemptions from the Investment Company Act. The treatment of distressed debt securities as qualifying real estate assets is, and will be, based on the characteristics of the particular type of loan, including its foreclosure rights. Junior (first loss) interests in MBS pools may constitute qualifying real estate assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Similarly, subordinate interests in whole loans may constitute qualifying real estate assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgage and that we may act as the controlling class or directing holder of the note. We generally do not treat mezzanine loans and preferred equity investments as qualifying real real estate assets.  Although we monitor our portfolio periodically and prior to each origination or acquisition of a new asset or disposition of an existing asset, there can be no assurance that we will be able to maintain this exemption from registration. Further, we may not be able to invest in sufficient qualifying and/or real estate-related assets and future revisions or interpretations of the Investment Company Act may cause us to lose our exemption or force us to re-evaluate our portfolio and our business strategy. Such changes may prevent us from operating our business successfully.

As part of its duties under the management agreement, our Manager periodically evaluates our assets, and also evaluates prior to an acquisition or origination the structure of each prospective investment, to determine whether the investment will be a qualifying asset for purposes of maintaining our exemption from registration under the Investment Company Act, and we consult with counsel to verify such determination. If we are obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act, including limitations on capital structure, restrictions on specified investments; prohibitions on transactions with affiliates, changes in the composition of the board of directors and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations. In addition, the terms of our management agreement would need to be substantially revised or such agreement would need to be terminated. If the management agreement is terminated, we will, among other things, be in default under our repurchase facilities and financial institutions will have the right to terminate those facilities and their obligation to advance funds to us to finance our future investments. In addition, we may not be able to identify a replacement manager on favorable terms or at all.

We utilize a significant amount of debt to finance our portfolio, which may subject us to an increased risk of loss, adversely affecting the return on our investments and reducing cash available for distribution.

We utilize a significant amount of debt to finance our operations, which can compound losses and reduce the cash available for distributions to our stockholders. We generally leverage our portfolio through the use of bank credit facilities, repurchase agreements, securitizations, including the issuance of CDOs and other borrowings. The leverage we employ varies depending on our ability to obtain repurchase facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged as collateral for our borrowings. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire. For example, we have purchased and expect to purchase in the future, subordinate classes of bonds in our CDOs, which represent leveraged investments in the collateral debt securities and other underlying assets. The use of leverage through such CDOs create the risk for the holders of the subordinate classes of bonds of increased exposure to losses on a leveraged basis as a result of defaults with respect to such collateral debt securities. As a result, the occurrence of defaults with respect to only a small portion of the collateral debt securities could result in the complete loss of the investment of the holders of the subordinate classes of bonds.

Our debt service payments, including payments in connection with any CDOs, reduce the net income available for distributions. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Under our repurchase agreements, our lenders take title to our assets and may have an ability to liquidate our assets through an expedited process. Currently, neither our charter nor our bylaws impose any limitations on the extent to which we may leverage our assets.

If GKK Manager LLC ceases to be our manager pursuant to the management agreement, financial institutions providing our repurchase facilities may not provide future financing to us.

One of the financial institutions that finance our investments pursuant to certain of our credit facilities and repurchase agreements require that GKK Manager LLC remain our Manager pursuant to the management agreement. If GKK Manager LLC ceases to be our Manager, it is an event of default and the applicable financial institution under these facilities has the right to terminate its facility and its obligation to advance funds to us to finance our future investments. If GKK Manager LLC ceases to be our Manager for any reason and we are unable to obtain financing under these or replacement credit and repurchase facilities, our growth may be limited.

Our repurchase agreements and our CDO financing agreements may limit our ability to make investments.

In order to borrow money to make investments under our repurchase agreements, our lenders, Wachovia and Goldman Sachs have the right to review the potential investment for which we are seeking financing. We may be unable to obtain the consent of our lenders to make investments that we believe are favorable to our company. In the event that Wachovia or Goldman Sachs do not consent to the inclusion of the potential asset in the repurchase facility, we may be unable to obtain alternate financing for that investment. Our lender’s consent rights with respect to our repurchase agreements may limit our ability to execute our business plan.

Each CDO financing that we engage in will contain certain eligibility criteria with respect to the collateral that we seek to acquire and sell to the CDO issuer. If the collateral does not meet the eligibility criteria for eligible collateral as set forth in the transaction documents of such CDO transaction, we may not be able to acquire and sell such collateral to the CDO issuer. The inability of the collateral to meet eligibility requirements with respect to our CDOs may limit our ability to execute our business plan.

We may not be able to issue CDO securities on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets.

Conditions in the capital markets may make the issuance of a CDO less attractive to us even in instances when we have a sufficient pool of eligible collateral. If we are unable to issue a CDO to finance these assets, or if doing so is not economical, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the collateral.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business plan and our ability to distribute dividends.

We finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, CDOs and other structured financings. We have also financed our acquisitions through the issuance of $100 million of trust preferred securities in 2005. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and greater credit spreads. We cannot be assured that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

In addition, we depend upon the availability of adequate financing sources and capital for our operations. As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain our earnings for new investments. However, our taxable REIT subsidiaries are able to retain (and likely will retain) earnings for investment in new capital, subject to maintaining our qualification as a REIT. We cannot be assured that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.

Furthermore, if the minimum dividend distribution required to maintain our REIT qualification becomes large relative to our cash flow due to our taxable income exceeding our cash flow from operations, then we could be forced to borrow funds, sell assets or raise capital on unfavorable terms, if we are able to at all, in order to maintain our REIT qualification. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common shares and our ability to distribute dividends.

Lack of diversification in number of investments increases our dependence on individual investments.

If we acquire larger loans or property interests, our portfolio will be concentrated in a smaller number of assets, increasing the risk of loss to stockholders if a default or other problem arises.

Interest rate fluctuations could reduce our ability to generate income on our investments.

The yield on our investments in real estate securities and loans is sensitive to changes in prevailing interest rates and changes in prepayment rates. Changes in interest rates can affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. We tend to price loans at a spread to either United States Treasury obligations, swaps or LIBOR. A decrease in these indexes will lower the yield on our investments. Conversely, if these indexes rise materially, borrowers may be unable to borrow the higher-leverage loans that we target.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets would not change, which would adversely affect our profitability.

Our operating results depend in large part on differences between the income from our assets, net of credit losses, and financing costs. In most cases, for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit or eliminate our ability to make distributions to our stockholders.

If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.

We price our assets based on our assumptions about future credit spreads for financing of those assets. We have obtained and will obtain in the future longer term financing for our assets using structured financing techniques. Such issuances entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR. If the spread that investors are paying on our current structured finance vehicle and will pay on future structured finance vehicles we may engage in over the benchmark widens and the rates we are charging or will charge on our securitized assets are not increased accordingly, this may reduce our income or cause losses.

The repurchase agreements and credit facilities that we use to finance our investments may require us to provide additional collateral.

We use credit facilities and repurchase agreements to finance some of our debt investments, primarily on an interim basis. If the market value of the loans pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down our debt, which could result in defaults. Posting additional collateral to support our repurchase and credit facilities will reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase interest rates and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code.

Further, facility providers may require us to maintain a certain amount of cash uninvested or set aside unlevered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Lenders may require us to enter into restrictive covenants relating to our operations.

When we obtain financing, lenders impose restrictions on us that affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute contain negative covenants that limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have purchased, and expect to purchase in the future, subordinate classes of bonds in our CDO financings. The terms of the CDO securities issued by us include and will include coverage tests, including over-collateralization tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy the coverage tests could adversely affect our operating results and cash flows. Although these coverage tests are currently being met, we cannot be assured that the coverage tests will continue to be satisfied in the future.

Certain coverage tests (based on delinquency levels or other criteria) may also restrict our ability to receive net income from assets pledged to secure the CDOs. We cannot be assured in advance of completing negotiations with the rating agencies or other key transaction parties on any future CDOs, the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDOs will increase.

We may not be able to renew the total return swaps that we enter into, which could adversely impact our leveraging strategy.

Subject to maintaining our qualification as a REIT, we leverage certain of our investments through the use of total return swaps. We may wish to renew many of the swaps, which are for specified terms, as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and—if they do not renew—that we would be able to obtain suitable replacement providers. Providers may choose not to renew our total return swaps for a number of reasons, including:

•                  increases in the provider’s cost of funding;

•                  insufficient volume of business with a particular provider;

•                  a desire by our company to invest in a type of swap that the provider does not view as economically attractive due to changes in interest rates or other market factors; or

•                  the inability of our company and a provider to agree on terms.

Furthermore, our ability to invest in total return swaps, other than through a taxable REIT subsidiary, or TRS, may be severely limited by the REIT qualification requirements because total return swaps are not qualifying assets and do not produce qualifying income for purposes of the REIT asset and income tests.

We may be required to repurchase loans that we have sold or to indemnify holders of our CDOs.

If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans (including from a trust vehicle used to facilitate a structured financing of the assets through CDOs) or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

Our hedging transactions may limit our gains or result in losses.

Subject to maintaining our qualification as a REIT, we use derivative instruments, including forwards, futures, swaps and options, in our risk management strategy to limit the effects of changes in interest rates on our operations. Our primary hedging strategy consists of entering into interest rate swap contracts. Additionally, we, in certain select instances choose to hedge our exposure to fluctuations in CMBS credit spreads by purchasing swaps written against a broad-based CMBS index. The value of our forwards, futures and swaps may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of the risk in our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. Since most of our hedging activity is intended to cover the period between origination or purchase of loans and their eventual sale or securitization, unmatched losses in our hedging program tend to occur when the planned securitization fails to occur, or if the hedge proves to be ineffective.

Our hedging transactions, which are intended to limit losses, may actually limit gains and increase our exposure to losses. The use of derivatives to hedge our liabilities carries certain risks, including the risk that losses on a hedge position will reduce the cash available for distribution to stockholders and that these losses may exceed the amount invested in such instruments. A hedge may not be effective in eliminating all of the risks inherent in any particular position and could result in higher interest rates than we would otherwise have. In addition, there will be many market risks against which we may not be able to hedge effectively. Furthermore, we do not hedge any risks with respect to instruments that we may purchase or hold for investment rather than securitization. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates, and our qualification as a REIT may limit our ability to effectively hedge our interest rate exposure. Our profitability may be adversely affected during any period as a result of the use of derivatives.

We are subject to significant competition and we may not compete successfully.

We have significant competition with respect to our acquisition and origination of assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, some of which have greater resources than us, and we may not be able to compete successfully for investments.

Rapid changes in the values of our MBS and other real estate related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the Investment Company Act.

If the market value or income potential of our MBS and other real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.

Terrorist attacks may harm our results of operations and the stockholder’s investment. We cannot be assured that there will not be further terrorist attacks against the U.S. or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our asset-based securities or the securities markets in general. Losses resulting from these types of events are uninsurable.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. Adverse economic conditions could harm the value of the property underlying our asset-backed securities or the securities markets in general which could harm our operating results and revenues and may result in the volatility of the value of our securities.

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends.

Risks Related to Our Investments

Some of our portfolio investments may be recorded at fair value as determined in good faith by our Manager and, as a result, there will be uncertainty as to the value of these investments.

Some of our portfolio investments may be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our Manager. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our operations.

We believe the risks associated with our business is more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to the stockholders.

We may be adversely affected by unfavorable economic changes in geographic areas where our properties are concentrated.

Adverse conditions in the areas where the properties underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of, or reduced demand for, office and industrial properties) may have an adverse effect on the value of our properties. A material decline in the demand or the ability of tenants to pay rent for office and industrial space in these geographic areas may result in a material decline in our cash available for distribution.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition.

We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers.

Although our existing joint venture agreements do not contain such provisions, we may in the future enter into joint venture agreements that contain terms in favor of our partners that may have an adverse effect on the value of our investments in the joint ventures. For example, we may be entitled under a particular joint venture agreement to an economic share in the profits of the joint venture that is smaller than our ownership percentage in the joint venture, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner’s interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which may have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations.

Liability relating to environmental matters may impact the value of the properties that we may acquire or underlying our investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or, was responsible for, the release of such hazardous substances.

If we acquire properties directly, there may be environmental problems associated with the property which we were unaware of at the time of acquisition. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make debt payments to us may be reduced. This, in turn, may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to stockholders.

If we acquire any properties, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. In addition, although our leases, if any, will generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we nonetheless would be subject to strict liability by virtue of our ownership interest for environmental liabilities created by such tenants, and we cannot ensure the stockholders that any tenants we might have would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be assured that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Prepayments can adversely affect the yields on our investments.

The yield of our assets may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining interest rates, prepayments on mortgage at similar yields, and loans generally increase. If we are unable to invest the proceeds of such prepayments received, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

The loans we invest in and the commercial mortgage loans underlying the CMBS we invest in are subject to risks of delinquency and foreclosure.

Commercial mortgage loans are secured by commercial or multi-family property and are subject to risks of delinquency and foreclosure. These risks of loss are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to pay principal and interest on a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by a number of conditions beyond our control, including:

•                  tenant mix;

•                  success of tenant businesses;

•                  property management decisions;

•                  property location and condition;

•                  competition from comparable types of properties;

•                  changes in laws that increase operating expense or limit rents that may be charged;

•                  any need to address environmental contamination at the property;

•                  the occurrence of any uninsured casualty at the property;

•                  changes in national, regional or local economic conditions and/or specific industry segments;

•                  declines in regional or local real estate values;

•                  declines in regional or local rental or occupancy rates;

•                  increases in interest rates, real estate tax rates and other operating expenses; and

•                  changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

Any of these factors could have an adverse affect on the ability of the borrower to make payments of principal and interest in a timely fashion, or at all, on the mortgage loans in which we invest and could adversely affect the cash flows we intend to receive from these investments.

In the event of any default under a mortgage loan held directly by us, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest on the mortgage loan, which could have a material adverse effect on our cash flow from operations and our ability to make distributions to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to the borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Residential MBS evidence interests in or are secured by a pool of single-family residential mortgage loans. Accordingly, multi-property MBS we invest in are subject to all of the risks of the underlying mortgage loans.

The subordinate interests in whole loans in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

A subordinate interest in a whole loan is a mortgage loan typically (i) secured by a whole loan on a single large commercial property or group of related properties and (ii) subordinated to an senior interest secured by the same whole loan on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for subordinate interest owners after payment to the senior interest owners. Subordinate interests reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, subordinate interests can vary in their structural characteristics and risks. For example, the rights of holders of subordinate interests to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each subordinate investment. Further, subordinate interests typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. Subordinate interests also are less liquid than CMBS, thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in these investments could subject us to increased risk of losses.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

We acquire or originate and may continue to acquire or originate in the future certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (for example, for investments rated by Moody’s Investors Service, ratings lower than Baa3, and for Standard & Poor’s, BBB- or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

Investments in mezzanine loans are secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse, to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Bridge loans involve a greater risk of loss than traditional mortgage loans.

We provide bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition or renovation of real estate. The borrower has usually identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may therefore be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and the price of our common stock may be adversely affected.

Preferred equity investments involve a greater risk of loss than transitional debt financing.

Preferred equity investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, we would only be able to proceed against the entity that issued the preferred equity in accordance with the terms of the preferred security, and not any property owned by the entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after any lenders to the entity are paid. As a result, we may not recover some or all of our investment, which could result in losses.

Our investments in subordinate loans and subordinated CMBS are subject to losses.

We acquire subordinated loans and may invest in subordinated CMBS. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of our loans may be subordinate to other debt of the borrower. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. Likewise, we may not be able to recover some or all of our investment in certain subordinated loans in which we obtain interests. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.

An economic downturn could increase the risk of loss on our investments in subordinated MBS. The prices of lower credit-quality securities, such as the subordinated MBS in which we may invest, are generally less sensitive to interest rate changes than more highly rated investments, but are more sensitive to adverse economic downturns or individual property developments. An economic downturn or a projection of an economic downturn could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying MBS to make principal and interest payments may be impaired. In such event, existing credit support to a securitized structure may be insufficient to protect us against loss of our principal on these securities.

Our investments in debt securities are subject to specific risks relating to the particular issuer of the securities and to the general risks of investing in subordinated real estate securities.

Our investments in debt securities involve special risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this filing. Our investments in debt are subject to the risks described above with respect to mortgage loans and MBS and similar risks, including:

•                  risks of delinquency and foreclosure, and risks of loss in the event thereof;

•                  the dependence upon the successful operation of and net income from real property;

•                  risks generally incident to interests in real property; and

•                  risks that may be presented by the type and use of a particular commercial property.

Debt securities are generally unsecured and may also be subordinated to other obligations of the issuer. We may also invest in debt securities that are rated below investment grade. As a result, investments in debt securities are also subject to risks of:

•                  limited liquidity in the secondary trading market;

•                  substantial market price volatility resulting from changes in prevailing interest rates;

•                  subordination to the prior claims of banks and other senior lenders to the issuer;

•                  the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest premature redemption proceeds in lower yielding assets;

•                  the possibility that earnings of the debt security issuer may be insufficient to meet its debt service; and

•                  the declining creditworthiness and potential for insolvency of the issuer of such debt securities during periods of rising interest rates and economic downturn.

These risks may adversely affect the value of outstanding debt securities and the ability of the issuers thereof to repay principal and interest.

Our real estate investments are subject to risks particular to real property.

We own assets secured by real estate and may own real estate directly. Real estate investments are subject to risks particular to real property.

•                  acts of God, including earthquakes floods and other natural disasters, which may result in uninsured losses;

•                  acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•                  adverse changes in national and local economic and market conditions;

•                  changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•                  costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•                  the potential for uninsured or under-insured property losses.

If any of these or similar events occur, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

Our real estate investments may be illiquid, which could restrict our ability to respond rapidly to changes in economic conditions.

The real estate and real estate-related assets in which we invest are generally illiquid. In addition, the instruments that we purchase in connection with privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. A majority of the MBS and debt instruments that we purchase are purchased in private, unregistered transactions. As a result, the majority of our investments in securities are subject to restrictions on resale or otherwise have no established trading market. As a result, our ability to sell under-performing assets in our portfolio or respond to changes in economic and other conditions may be relatively limited.

Investments in CTL properties may generate losses.

The value of our investments and the income from our investments in CTL properties may be significantly adversely affected by a number of factors, including:

•                  national, state and local economic climates;

•                  real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area;

•                  the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;

•                  competition from comparable properties;

•                  the occupancy rate of our properties;

•                  the ability to collect on a timely basis all rent from tenants;

•                  the effects of any bankruptcies or insolvencies of major tenants;

•                  the expense of re-leasing space;

•                  changes in interest rates and in the availability, cost and terms of mortgage funding;

•                  the impact of present or future environmental legislation and compliance with environmental laws;

•                  cost of compliance with the American with Disabilities Act of 1990;

•                  adverse changes in governmental rules and fiscal policies;

•                  civil unrest;

•                  acts of nature, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses);

•                  acts of terrorism or war;

•                  adverse changes in zoning laws; and

•                  other factors which are beyond our control.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before investing in a company or making a loan to a borrower, we assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

Risks Related to Our Organization and Structure

The concentration of our ownership may adversely affect the ability of investors to influence our policies.

SL Green owns approximately 25% of the outstanding shares of our common stock. In addition, SL Green has the right to purchase 25% of the shares in any future offering of common stock. Accordingly, SL Green has significant influence over us. The ownership level of SL Green may discourage or prevent others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. This concentration of ownership may result in decisions affecting us that may not serve the best interest of all stockholders.

Maryland takeover statutes may prevent a change of control of our company, which could depress our stock price.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•                  any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•                  an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approves in advance the transaction by which he otherwise would have become an interested stockholder.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•                  80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•                  two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

We have opted out of these provisions of the Maryland General Corporation Law, or the MGCL, with respect to its business combination provisions and its control share provisions by resolution of our board of directors and a provision in our bylaws, respectively. However, in the future our board of directors may reverse its decision by resolution and elect to opt in to the MGCL’s business combination provisions, or amend our bylaws and elect to opt in to the MGCL’s control share provisions.

Additionally, Title 8, Subtitle 3 of the MGCL permits our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement takeover defenses, some of which we do not have. These provisions may have the effect of inhibiting a third party from making us an acquisition proposal or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the stockholders with an opportunity to realize a premium over the then-current market price.

Our authorized but unissued preferred stock may prevent a change in our control which could be in the shareholders’ best interests.

Our charter authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock. Any such issuance could dilute our existing stockholders’ interests. In addition, our board of directors may classify or reclassify any unissued shares of preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of preferred stock that could delay or prevent a transaction or a change in control that might be in the best interest of our stockholders.

Our staggered board of directors and other provisions of our charter and bylaws may prevent a change in our control.

Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2006, 2007 and 2008. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might be in the best interest of our stockholders.

Changes in market conditions could adversely affect the market price of our common stock.

As with other publicly traded equity securities, the value of our common stock depends on various market conditions which may change from time to time. Among the market conditions that may affect the value of our common stock are the following:

•                  the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•                  our financial performance; and

•                  general stock and bond market conditions.

The market value of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock. If our future earnings or cash dividends are less than expected, it is likely that the market price of our common stock will diminish.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our common stock. For instance, if market rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

Risks Related to Our Taxation as a REIT

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for stockholders.

We intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our continued qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution and stockholder ownership requirements on a continuing basis. Our ability to satisfy some of the asset tests depends upon the fair market values of our assets, some of which are not able to be precisely determined and for which we will not obtain independent appraisals. If we were to fail to qualify as a REIT in any taxable year, and certain statutory relief provisions were not available, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. See “Material U.S. Federal Tax Considerations” for a discussion of material U.S. federal income tax considerations relating to us and our common stock.

REIT distribution requirements could adversely affect our liquidity.

In order to qualify as a REIT, each year we must distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, and not including any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

We intend to continue to make distributions to our stockholders to comply with the REIT distribution requirements and avoid corporate income tax and/or excise tax. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement or avoid corporate income or excise tax. We may own assets that generate mismatches between taxable income and available cash. These assets may include (a) securities that have been financed through financing structures which require some or all of available cash flows to be used to service borrowings, (b) loans or MBS we hold that have been issued at a discount and require the accrual of taxable economic interest in advance of receipt in cash, and (c) distressed debt on which we may be required to accrue taxable interest income even though the borrower is unable to make current debt service payments in cash. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms or (c) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt to comply with REIT requirements.

To maximize the return on our funds, cash generated from operations is expected to be used to temporarily pay down borrowings. When making distributions, we may borrow the required funds by drawing on credit capacity available under our credit or repurchase facilities. If distributions exceed the amount of cash generated from operations, we may be required to borrow additional funds, which, in turn, would reduce the amount of funds available for other purposes.

Further, amounts distributed will not be available to fund investment activities. We expect to fund our investments by raising equity capital and through borrowings from financial institutions. If we fail to obtain debt or equity capital in the future, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock.

Complying with REIT requirements may limit our ability to hedge effectively.

The existing REIT provisions of the Internal Revenue Code may substantially limit our ability to hedge our operations. Except to the extent provided by Treasury regulations, any income from a hedging transaction we enter into in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test). To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to less than 5% of our annual gross income (determined without regard to gross income from qualified hedging transactions). As a result, we may have to limit our use of certain hedging techniques or implement those hedges through TRSs. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to satisfy the 25% or 5% limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause and not due to willful neglect, and we meet certain other technical requirements. Even if our failure was due to reasonable cause, we might incur a penalty tax.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may inhibit market activity in our stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of the outstanding shares of our stock. Our board of directors may not grant such an exemption to any proposed transferee whose ownership of in excess of 9.8% of the value of our outstanding shares would result in the termination of our status as a REIT. Our board of directors has waived this provision in connection with SL Green’s purchase of our shares. We have also granted waivers to two other purchases in connection with their purchase of our share in a previous private placement. These ownership limits could delay or prevent a transaction or a change in our control that might be in the best interest of our stockholders.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial for us.

It may be possible to reduce the impact of the prohibited transaction tax by engaging in securitization transactions treated as sales through one or more of our TRSs, subject to certain limitations as described below. To the extent that we engage in such activities through one or more TRSs, the income associated with such activities may be subject to full corporate income tax.

The “taxable mortgage pool” rules may limit the manner in which we effect future securitizations and may subject us to U.S. federal income tax and increase the tax liability of our stockholders.

Certain of our current and future securitizations, such as our CDOs could be considered to result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we or another private subsidiary REIT own 100% of the equity interests in a taxable mortgage pool, our qualification as a REIT would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. We would generally be precluded, however, from holding equity interests in such securitizations through our operating partnership (unless held through a private subsidiary REIT), selling to outside investors equity interests in such securitizations or from selling any debt securities issued in connection with such securitizations that might be considered to be equity interests for tax purposes. These limitations will preclude us from using certain techniques to maximize our returns from securitization transactions.

Furthermore, although the law on the matter is unclear, we might be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool that is allocable to the percentage of our shares held by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income. We expect that disqualified organizations will own our shares. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. See “Material U.S. Federal Income Tax Considerations—Effect of Subsidiary Entities—Taxable Mortgage Pools.”

In addition, if we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax withholding on this.

We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gains) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we have and intend to continue to pay quarterly distributions and to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

Although our use of TRSs may be able to partially mitigate the impact of meeting the requirements necessary to maintain our qualification as a REIT, our ownership of and relationship with our TRSs will be limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS generally may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our TRSs, including GKK Trading Corp. and GIT Trading Corp., will pay federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. We anticipate that the aggregate value of TRS securities owned by us will be less than 20% of the value of our total assets (including our TRS securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of a REIT’s assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 20% limitation discussed above or avoid application of the 100% excise tax discussed above.

Cautionary Note Regarding Forward-Looking Information

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

•      competition with other companies;

•      our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes and qualify for our exemption under the Investment Company Act, our operating partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to qualify as REITs, and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

As of December 31, 2005, we did not have any unresolved comments with the Staff of the SEC.

ITEM 2.          PROPERTIES

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. We can be contacted at (212) 297-1000. We maintain a website at www.gramercycapitalcorp.com.

ITEM 3.          LEGAL PROCEEDINGS

As of December 31, 2005, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our Manager.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange (“NYSE”) on August 2, 2004 under the symbol “GKK.” On March 10, 2006, the reported closing sale price per share of common stock on the NYSE was $23.55 and there were approximately 38 holders of record of our common stock. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE since our initial public offering and the distributions paid by us with respect to the periods indicated.

	2005			2004
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$22.25	$19.23	$0.22	$—	$—	$—
June 30	$24.98	$18.64	$0.35	$—	$—	$—
September 30	$26.91	$22.47	$0.45	$16.20	$14.00	$0.00
December 31	$24.00	$22.41	$0.475	$21.30	$15.20	$0.15

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

We declared a quarterly dividend of $0.475 per share, payable on January 17, 2006, for stockholders of record of our common stock on December 30, 2005.

The following table summarizes information, as of December 31, 2005, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	733,584	$16.47	1,077,431
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	733,584	$16.47	1,077,431

(1)   Includes information related to our 2004 Equity Incentive Plan.

SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On August 2, 2004, we consummated the initial public offering of our common stock, $0.001 par value per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, or the Securities Act. All 12,500,000 shares of common stock registered under the Registration Statement were sold at a price to the public of $15.00 per share, generating gross proceeds of approximately $187.5 million. We paid underwriting discounts and commissions of $9.8 million in this offering. The net proceeds to us were approximately $172.9 million, which were contributed to the Operating Partnership to make investments in commercial real estate-related loans and securities and for general corporate purposes, including financing and operating expenses and other expenses of our company. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. Wachovia Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America LLC and JMP

Securities LLC acted as our principal underwriters in this offering.

On December 3, 2004 we sold 5,500,000 shares of common stock, at a price of $17.27 per share, through a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 were sold to SL Green Operating Partnership, L.P., an affiliate of SL Green Realty Corp., pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock. On December 31, 2004, 2,000,000 shares sold in the offering were issued. The remaining 3,500,000 shares were issued on January 3, 2005. The net proceeds from the offering (approximately $93.7 million) were used to fund additional investments, repay borrowings and for general corporate purposes. We did not use an underwriter, however our Manager arranged the transaction and received a fee of $1.0 million.

On September 14, 2005 we sold 3,833,333 shares of common stock, at a price of $25.80 per share, under our $350 million shelf registration statement declared effective in August 2005 resulting in net proceeds of approximately $97.8 million. We paid underwriting discounts and commissions of $546 thousand in this offering. A total of 2,875,000 shares were sold through public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock. Net proceeds were used for acquisitions, repayment of outstanding principal under one of our repurchase facilities and general corporate purposes. Wachovia Capital Markets, LLC acted as our underwriter in this offering.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables set forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Operating Data

(In thousands, except per share data)	For the Year ended December 31, 2005	For the Period April 12, 2004 (formation) through December 31, 2004
Total revenues	$88,085	$7,151
Interest expense	33,771	1,463
Management fees	9,600	1,965
Incentive fee	2,276	—
Depreciation and amortization	672	38
Marketing, general and administrative	6,976	1,358
Provision for loan loss	1,030	—
Total expenses	54,325	4,824
Income from continuing operations before equity in net loss of unconsolidated joint ventures and taxes	33,760	2,327
Equity in net loss of unconsolidated joint ventures	(1,489)	—
Income from continuing operations before provision for taxes and GKK formation costs	32,271	2,327
Provision for taxes	(900)	—
GKK formation costs	—	(275)
Net income available to common stockholders	$31,371	$2,052
Net income per common share - Basic	$1.57	$0.15
Net income per common share - Diluted	$1.51	$0.15
Cash dividends declared per common share	$1.495	$0.15
Basic weighted average common shares outstanding	20,027	13,348
Diluted weighted average common shares and common share equivalents outstanding	20,781	13,411

Balance Sheet Data

	As of December 31
(In thousands)	2005	2004
Loans and other lending investments, net	$1,163,745	$395,717
Commercial mortgage backed securities, net	—	10,898
Loans held for sale, net	42,000	—
Operating real estate, net	51,173	—
Investment in unconsolidated joint ventures	58,040	—
Total assets	1,469,810	514,047
Collateralized debt obligations	810,500	—
Repurchase agreements	117,366	238,885
Mortgage note payable	41,000	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	—
Total liabilities	1,097,406	245,088
Stockholders’ equity	372,404	268,959

Other Data

(In thousands)	For the year ended December 31, 2005	For the Period April 12, 2004 (formation) through December 31, 2004
Funds from operations (1)	$36,490	$2,052
Cash flows provided by operating activities	$2,160	$1,145
Cash flows used in investing activities	$(918,930)	$(407,056)
Cash flows provided by financing activities	$948,252	$444,805

(1) FFO is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO as one of several criteria to determine performance-based bonuses for members of our senior management. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs, providing perspective not immediately apparent from net income. We consider gains and losses on the sales of debt investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at FFO. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

A reconciliation of FFO to net income computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds From Operations.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a national commercial real estate specialty finance company that specializes in the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that ensure an equitable balance between risks and return. We conduct substantially all of our operations through our operating partnership, GKK Capital LP. We are externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green. We have elected to be taxed as a REIT under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders. However, we may establish TRSs to effect various taxable transactions. Those TRSs would incur federal, state and local taxes on the taxable income from their activities. Unless the context requires otherwise, all references to “we,” “our” and “us” mean Gramercy Capital Corp.

In each financing transaction we undertake, we seek to control as much of the capital structure as possible in order to be able to identify and retain that portion that provides the best risk adjusted returns. This is generally achieved through the direct origination of whole loans, the ownership of which permits a wide variety of financing syndication and securitization executions to achieve excess returns. By providing a single source of financing for developers and sponsors, we streamline the lending process, provide greater certainty for borrowers and retain the high yield debt instruments that we manufacture. By creating, rather than buying whole loans, subordinate interests in whole loans, mezzanine debt and preferred equity, we strive to deliver superior returns to our shareholders.

Since our inception, we have completed transactions in a variety of markets and secured by a variety of property types. Since our inception, the market for commercial real estate debt has continued to demonstrate low rates of default, high relative returns and tremendous inflows of capital. Consequently, the market for debt instruments has evidenced moderately declining yields and more flexible credit standards and loan structures. In particular, “conduit” originators who package whole loans for resale to investors have driven debt yields lower while maintaining substantial liquidity because of the strong demand for the resulting securities. Because of reduced profits in the most liquid sectors of the mortgage finance business, several large institutions have begun originating large bridge loans for the purpose of generating interest income, rather than the typical focus on trading profits. In this environment we have focused on areas where we have comparative advantages rather than competing for product merely on the basis of yield or structure. This has particularly included whole loan origination in markets and transactions where we have an advantage due to (i) knowledge or relationships we have, (ii) knowledge or relationships of our largest shareholder, SL Green, and (iii) where we have an ability to better assess and manage risks over time. When considering investment opportunities in secondary market transactions in tranched debt, we generally avoid first loss risk in larger transactions due to the high current valuation of the underlying real estate relative to historic valuation levels. Because of the significant increase in the value of institutional quality assets relative to historic norms, we typically focus on positions in which a conventional refinancing at loan maturity would provide for a complete return of our investment.

Because of the high relative valuation of debt instruments in the current market and a generally increasing rate environment, we have carefully managed our exposure to interest rate changes that could affect our liquidity. We generally match our assets and liabilities in terms of base interest rate (generally 30-day LIBOR) and expected duration. We raised $95.0 million of additional equity in December 2004 and January 2005 to reduce our outstanding indebtedness and maintain sufficient liquidity for our investment portfolio. We sold a total of $100.0 million of trust preferred securities in two $50.0 million issuances in May 2005 and August 2005 through wholly-owned subsidiaries of the Operating Partnership with 30 year terms expiring in June 2035 and October 2035, respectively. The securities issued in May bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 while the securities issued in August bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. After the first ten years, both issuances bear interest at three-month LIBOR plus 300 basis points. The proceeds from the issuances of the trust preferred securities were used to fund existing and future investment opportunities. In July 2005 we closed on $1.0 billion of collateralized debt obligations, or CDO, which extended the term of our liabilities and reduced our overall cost of funds with respect to debt investments financed by the CDO and previously financed by our repurchase agreements, to approximately 49 basis points over LIBOR, excluding transaction costs. The proceeds of the CDO were used to refinance our repurchase facilities and to fund additional investment activities. In September 2005 we sold 3,833,333 shares of common stock resulting in net proceeds of approximately $97.8 million, which was used to fund acquisitions, repay outstanding principal amounts under our repurchase facilities and for general corporate purposes.

As of December 31, 2005, we held loans and other lending investments of approximately $1.2 billion net of fees, discounts,

repayments, asset sales and unfunded commitments. At December 31, 2005 we held interests in three credit tenant lease, or CTL, investments totaling $109.2 million comprised of the $51.2 million carrying value of 200 Franklin Square Drive, net of $315 thousand of depreciation, and $58.0 million in joint venture investments.

The aggregate carrying values, allocation by product type and weighted average coupons of our loans and other lending investments as of December 31, 2005 and December 31, 2004 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2005	2004	2005	2004	2005	2004	2005		2004
Whole loans, floating rate	$561,388	$155,215	46%	38%	—	—	325	bps	373	bps
Whole loans, fixed rate	94,448	—	8%	—	10.64%	—	—		—
Subordinate interests in whole loans, floating rate	362,983	209,286	30%	51%	—	—	443	bps	640	bps
Subordinate interests in whole loans, fixed rate	37,104	31,216	3%	8%	9.19%	9.57%	—		—
Mezzanine loans, floating rate	82,793	—	7%	—	—	—	858	bps	—
Mezzanine loans, fixed rate	43,352	—	4%	—	8.88%	—	—		—
Preferred equity, floating rate	11,795	—	1%	—	—	—	900	bps	—
Preferred equity, fixed rate	11,882	—	1%	—	10.28%	—	—		—
Commercial mortgage backed securities	—	10,898	—	3%	—	13.49%	—		—
Total / Average	$1,205,745	$406,615	100%	100%	9.92%	10.58%	417	bps	526	bps

(1)   Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)   Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

The following discussion related to our consolidated financial statements should be read in conjunction with financial statements appearing in Item 8 of the Annual Report on Form 10K.

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

Loans and Investments and Loans Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. We may originate or acquire preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. Should we make such a preferred equity investment, we must determine whether that investment should be accounted for as a loan, joint venture or as an interest in real estate. Our current preferred equity investments do not entitle us to a percentage of the underlying properties’ cash flows from operations or proceeds from a sale or refinancing and are, therefore, accounted for as loans.

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. At December 31, 2005 we maintained a reserve of $1.0 million.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

MBS are classified as available-for-sale securities. As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of December 31, 2005 that were accounted for as trading securities.

Valuations of Mortgage-Backed Securities

All MBS are carried on the balance sheet at fair value. We determine the fair value of MBS based on the types of securities in which we have invested. For liquid, investment-grade securities, we consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments. For non-investment grade securities, we actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from our own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different presentations of value.

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

Results of operations of properties acquired are included in the Statement of Operations from the date of acquisition.

In accordance with FASB No. 144, or SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense and straight-line rent adjustments are no longer recorded and historic results are reclassified as Discontinued Operations.

In accordance with FASB No. 141, or SFAS 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-market, below-market and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years.  The values of the above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

As a result of our evaluation under SFAS No. 141 of our acquisition of 200 Franklin Square Drive, we recorded a liability of $872 thousand representing the net value of the acquired below-market lease and assumed lease origination costs. We recognized a decrease of approximately $22 thousand in rental revenue for the year ended December 31, 2005 for the amortization of the below-market lease and lease origination costs including leasing commissions and tenant improvement costs that would be borne by us, resulting from the reallocation of the purchase price of the property.

At December 31, 2005 we held interests in three CTL investments totaling $109.2 million comprised of the $51.2 million carrying value of 200 Franklin Square Drive, net of $315 thousand of depreciation, and $58.0 million in joint venture investments.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entities and are not considered to be the primary beneficiary under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46. In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments.  The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to us.

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

In some instances we may sell all or a portion of our investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. We recognized $10.5 million in gains from the sale of debt investments, of which $1.8 million represents the recognition of unamortized discounts or fees at the time of sale, for the year ended December 31, 2005.

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

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with debt investments is the charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we may establish the provision for possible credit losses by individual asset or category of asset. When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for credit losses. At December 31, 2005 we maintained a reserve for possible credit losses of $1.0 million against investments with a carrying value of $68.3 million.

Stock Based Compensation Plans

We have a stock-based compensation plan, described more fully in Note 13. We account for this plan using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

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

	2005	2004
Dividend yield	8.4%	10.0%
Expected life of option	6.9 years	7 years
Risk-free interest rate	4.16%	4.10%
Expected stock price volatility	19.1%	18.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders. We incurred approximately $2.3 million with respect to such Class B limited partner interests for the year ended December 31, 2005 and $0 in 2004.

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

FASB No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FASB No. 149, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

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

Our wholly-owned TRSs are subject to federal, state and local taxes.

Results of Operations (Amounts in thousands)

Comparison of the year ended December 31, 2005 to the period from April 12, 2004 (formation) through December 31, 2004

Revenues

	2005	2004	$ Change
Investment income	$73,302	$6,841	$66,461
Rental revenue, net	1,219	—	1,219
Gain on sales and other income	13,564	310	13,254
Total revenues	$88,085	$7,151	$80,934

Equity in net loss of unconsolidated joint ventures	$(1,489)	$—	$(1,489)

Investment income is generated on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments. For the year ended December 31, 2005 $10,701 was earned on fixed rate investments while the remaining $62,601 was earned on floating rate investments. The increase over the prior year is due to a significantly higher number of investments in 2005 versus 2004 and the effect of a full twelve months of operations in 2005.

Rental revenue of $1,219 in 2005 was earned on 200 Franklin Square Drive, which was acquired in September 2005. This amount includes the effect of adjustments for straight-line rent and FASB 141 adjustments for below-market leases. We did not hold any real estate investments during 2004.

Other income of $13,564 for the year ended December 31, 2005 is comprised primarily of income recorded on the sale of fixed and floating rate debt investments of $10,474, including $1,849 attributable to the recognition of unamortized discounts and fees on the investments sold and interest on restricted cash balances in the CDO (which was not in place in 2004) of approximately $2,274. For the period from April 12, 2004 (formation) through December 31, 2004, other income of $310 was comprised only of interest income on cash balances.

The loss on investments in unconsolidated joint ventures of $1,489 in 2005 represents our proportionate share of the losses generated by our joint venture interests including $4,804 of real estate related depreciation and amortization, which when added back, results in a contribution to FFO of $3,315. We did not maintain any joint venture investments during 2004. Our use of FFO as an important financial measure is discussed in more detail in Item 6.

Expenses

	2005	2004	$ Change
Interest expense	$33,771	$1,463	$32,308
Management fees	9,600	1,965	7,635
Incentive fee	2,276	—	2,276
Depreciation and amortization	672	38	634
Marketing, general and administrative	6,976	1,358	5,618
Provision for loan loss	1,030	—	1,030
Provision for taxes	900	—	900
GKK formation costs	—	275	(275)
Total expenses	$55,225	$5,099	$50,126

Interest expense was $33,771 for the year ended December 31, 2005 versus $1,463 for the period from April 12, 2004 (formation) through December 31, 2004. Interest expense in 2005 consists primarily of $17,429 of interest on the investment grade tranches of our CDO, that was not in place in 2004, $11,756 of interest on borrowings on our master repurchase facilities with Wachovia Capital Markets, LLC, or Wachovia, and Goldman Sachs Mortgage Company, or Goldman Sachs, and $3,838 of expense accrued against our two $50,000 issuances of trust preferred securities. The $1,463 of interest expense in 2004 was comprised primarily of interest on borrowings on the master repurchase facility with Wachovia and the amortization of deferred financing costs.

Management fees increased $7,635 for the year ended December 31, 2005 versus the period from April 12, 2004 (formation) through December 31, 2004 due primarily to an increase in our stockholder’s equity, the issuance of trust preferred securities and a full twelve months of operations in 2005. The remaining increase is comprised of $944 payable to the Manager under the CDO collateral management agreement, in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on investments in the CDO under the asset servicing agreement, and higher fees paid or payable to SL Green Operating Partnership, L.P. of $745 and $942 under our outsourcing and servicing agreements, respectively, due to a full twelve months of operations in 2005 and a larger asset base on which to calculate the servicing fee. These fees and the relationship between us, the Manager and SL Green Operating Partnership, L.P. are discussed further in “Related Party Transactions.”

We recorded an incentive fee expense of $2,276 during the twelve months ended December 31, 2005 in accordance with requirements of the partnership agreement of the Operating Partnership which entitles owners of Class B limited partner interests in the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). This threshold was not reached during 2004 and, consequently, no expense was recorded. This fee and the relationship between us, the Manager and SL Green Operating Partnership, L.P. are discussed further in “Related Party Transactions.”

The increase in marketing, general and administrative expenses of $5,618 for the year ended December 31, 2005 versus the period from April 12, 2004 (formation) through December 31, 2004 reflects a full twelve months of operations in 2005 and a corresponding increase in professional fees, stock-based compensation, insurance and general overhead costs.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings; 6) issuances of trust preferred securities and, to a lesser extent, 7) the proceeds from principal payments on our investments, and 8) the sale or syndication of certain of our debt investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Our inability to renew, replace or expand our sources of financing on substantially similar terms, may have an adverse effect on our business and results of operations. In addition, an event of default is triggered under our repurchase facility with Wachovia if the management agreement with GKK Manager LLC is terminated. Depending on market conditions, our debt financing will generally be in the range of 70% to 80% of the carrying value of our total assets. Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties in connection with such debt. Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, our debt may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock. In addition, posting additional collateral to support our credit and repurchase facilities will reduce our liquidity and limit our ability to leverage our assets.

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

Cash Flows (Amounts in thousands)

2005 Compared to 2004

Net cash provided by operating activities increased $1,015 to $2,160 for the year ended December 31, 2005 compared to $1,145 for the period from April 12, 2004 (formation) through December 31, 2004.  Operating cash flow was generated primarily by interest income on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments and gains on loan sales. Cash flow from a higher number of investments in 2005 versus 2004 and the effect of a full twelve months of operations in 2005 was offset primarily by a $42,000 net use of cash related to the origination of investments held for sale at December 31, 2005.

Net cash used in investing activities increased $511,874 to $918,930 for the year ended December 31, 2005 compared to $407,056 used during the period from April 12, 2004 (formation) through December 31, 2004.  The primary reason for the increase is a full twelve months of operations in 2005, during which we invested $1,030,149 in new debt investments and $110,145 in new real estate investments, including joint ventures, offset by $273,897 of principal collections on our debt investments. This compares to $407,603 invested during the period from April 12, 2004 (formation) through December 31, 2004 in new debt investments, offset by $736 of principal repayments on debt investments.

Net cash provided by financing activities increased $503,447 to $948,252 for the year ended December 31, 2005 compared to $444,805 provided during the period from April 12, 2004 (formation) through December 31, 2004.  The increase was due primarily to proceeds of $100,000 from the sale of trust preferred securities in May and August 2005, proceeds of $810,500 from the issuance the CDO in July 2005 and $41,000 in new mortgage debt on 200 Franklin Square Drive, offset by a reduction in borrowings on our repurchase facilities of $360,405 and reduced proceeds from the issuance of common stock of $48,761.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200,000. On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172.9 million, which was used to fund investments and commence our operations. As of December 31, 2005, 338,000 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan. These shares have a vesting period of three to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

On December 3, 2004 we sold 5,500,000 shares of common stock resulting in net proceeds of approximately $93.7 million under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock. Of the 5,500,000 shares sold, 2,000,000 shares were settled on December 31, 2004 and the remaining 3,500,000 shares were settled on January 3, 2005. The value of the shares settled on January 3, 2005 were reflected as a stock subscription receivable for financial statement purposes as of December 31, 2004.

On September 14, 2005 we sold 3,833,333 shares of common stock resulting in net proceeds of approximately $97.8 million. A total of 2,875,000 shares were sold through public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock. After this offering, SL Green Operating Partnership, L.P. owned 5,668,333 shares of our common stock. Net proceeds were used for acquisitions, repayment of outstanding principal under one of our repurchase facilities and general corporate purposes.

In August 2005 our $350 million shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  We currently have $251.1 million available under the shelf.

As of December 31, 2005, 22,802,642 shares of common stock and no shares of preferred stock were issued and outstanding.

Outperformance Plan

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period or 1,200,000 shares. If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established. In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2005 Outperformance

Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved. Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established. The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with the Manager or SL Green.   We will record the expense of the restricted stock award in accordance with FASB Statement No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.”  Compensation expense of $1.2 million was recorded for the year ended December 31, 2005 related to the 2005 Outperformance Plan.

Deferred Stock Compensation Plan for Directors

Under our Independent Director’s Deferral Program, which commenced April 2005, our independent directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees.  Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units.  The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from the Board of Directors or a change in control by us, as defined by the program.  Phantom stock units are credited to each independent director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter.  Each participating independent director who elects to receive fees in the form of phantom stock units has the option to have their account credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter or have dividends paid in cash.

As of December 31, 2005 there were approximately 2,228 phantom stock units outstanding.

Market Capitalization

At December 31, 2005, our CDO and borrowings under our repurchase facilities, revolving credit facility and mortgage loans (excluding our share of joint venture debt of $335.5 million) represented 65% of our consolidated market capitalization of $1.5 billion (based on a common stock price of $22.78 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2005). Market capitalization includes our consolidated debt and common stock.

Indebtedness

The table below summarizes borrowings under our Wachovia and Goldman repurchase facilities and any consolidated mortgage debt or term loans at December 31, 2005 and 2004, respectively (amounts in thousands).

	December 31,
	2005	2004
Debt Summary:
Balance:
Fixed rate	$41,000	$—
Variable rate	117,366	238,885
Total	$158,366	$238,885

Effective interest rate for the period:
Fixed rate	4.90%	—
Variable rate	LIBOR + 1.59%	LIBOR + 1.99%

Repurchase Facilities

We have two repurchase facilities with an aggregate of $700 million of total debt capacity. In August 2004 we closed on a $250 million repurchase facility with Wachovia. This facility was then increased to $350 million on January 3, 2005 and subsequently increased to $500 million on April 22, 2005. As part of the April 2005 increase to $500 million, the initial term of this facility was modified to reflect a staggered term in which $250 million matures in August 2007, $150 million matures in December 2007 and the remaining $100 million matures in June 2008. Also in conjunction with the April 2005 upsize, the $50 million repurchase facility we previously maintained with Wachovia was consolidated into the $500 million repurchase facility. The $500 million facility bears interest at spreads of 1.15% to 3.50% over 30-day LIBOR and, based on our investment activities, provides for advance rate that vary from 60% to 100% based upon the collateral provided under a borrowing base calculation. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had outstanding borrowings under this facility of $67.7 million at a weighted average spread to LIBOR of 1.50% and $238.9 million at a weighted average spread to LIBOR of 1.99% at December 31, 2005 and 2004, respectively. We can utilize the $25 million revolving credit facility described below to fund requirements for additional collateral pursuant to the repurchase facility or to fund the acquisition of assets.

On January 3, 2005 we closed an additional repurchase facility of $200 million with Goldman Sachs. This facility has an initial term of three years expiring in January 2008 with one six-month extension option. This facility bears interest at spreads of 1.00% to 2.75% over a 30-day LIBOR and, based on our investment activities, provides for advance rates that vary from 40% to 85% based upon the collateral provided under a borrowing base calculation. As with the Wachovia repurchase facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. At December 31, 2005 we had outstanding borrowings under this facility of $49.6 million at a weighted average spread to LIBOR of 1.71%.

The repurchase facilities require that we pay down borrowings under these facilities as principal payments on the loans and investments pledged to these facilities are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, subordinate interests in whole loans, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by us.

In certain circumstances, we have purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty. We currently record the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets. Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. However, under a certain technical interpretation of FAS 140, such transactions may not qualify as a purchase by us. We believe, and it is industry practice, that we are accounting for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent us from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on our financial statements. Instead, we would present the net investment in these transactions with the counterparty and a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty.

Credit Facility

We have one $25 million credit facility with Wachovia with a term of two years. Amounts drawn under this facility for liquidity purposes bear interest at a spread over LIBOR of 525 basis points. Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points. Amounts drawn under this facility for liquidity purposes must be repaid within 105 days. Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied. These covenants are generally more restrictive than those set forth below. We had no borrowings under this facility at December 31, 2005 and 2004.

The credit facility requires that we pay down borrowings under this facility as principal payments on our loans and investments pledged to this facility are received.

Restrictive Covenants

The terms of both of our repurchase facilities and our credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of our total assets, (b) require us to maintain minimum liquidity of at least $10 million for the first two years and $15 million thereafter, (c) our fixed charge coverage ratio shall at no time be less than 1.50 to 1.00, (d) our minimum interest coverage ratio shall at no time be less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129.75 million, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness. The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts, or NAREIT) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain our REIT status. Under our facility with Wachovia, an event of default will be triggered if GKK Manager LLC ceases to be the Manager. As of December 31, 2005, we were in compliance with all such covenants.

Mortgage Loan

We have one consolidated interest-only mortgage loan of $41.0 million that bears interest at a fixed rate of 4.90% and has a term of ten years, resulting in a balloon payment in 2015. This mortgage was used to finance our acquisition of 200 Franklin Square Drive for approximately $50.3 million, excluding closing costs, in September 2005.

Collateralized Debt Obligations

On July 14, 2005, we issued approximately $1.0 billion of collateralized debt obligations through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the Co-Issuer. The CDO consists of $810.5 million of investment grade notes, and $84.5 million of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $105.0 million of preferred shares, which were issued by the Issuer. We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer. The Issuer holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, which serve as collateral for the CDO. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. We incurred approximately $11.8 million of issuance costs, which will be amortized on a level-yield basis over the average life of the CDO. The Issuer is consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay substantially all outstanding debt under our repurchase agreements and fund additional investments.

Junior Subordinated Debentures

On May 20, 2005 we completed the issuance of $50.0 million in unsecured trust preferred securities through a newly formed Delaware statutory trust, Gramercy Capital Trust I, or GCTI, that is a wholly-owned subsidiary of the Operating Partnership. The securities bear interest at a fixed rate of 7.57% for the first ten years ending June 2015. Thereafter the rate will float based on the three-month LIBOR plus 300 basis points.

On August 9, 2005 we completed an additional issuance of $50.0 million in unsecured trust preferred securities through a separate newly formed Delaware statutory trust, Gramercy Capital Trust II, or GCTII, that is also a wholly-owned subsidiary of the Operating Partnership. The securities bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter the rate will float based on the three-month LIBOR plus 300 basis points.

Both issuances of trust preferred securities require quarterly interest distributions; however, payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if the Operating Partnership exercises its right to defer such payments. The trust preferred securities are redeemable, at the option of the Operating Partnership, in whole or in part, with no prepayment premium any time after June 30, 2010 for the securities issued in May 2005, and October 30, 2010 for the securities issued in August 2005.

GCTI and GCTII each issued $1.55 million aggregate liquidation amount of common securities, representing 100% of the voting common stock of GCTI and GCTII to the Operating Partnership for a total purchase price of $3.1 million. GCTI and GCTII used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Operating Partnership’s junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations. We realized net proceeds from each offering of approximately $49.0 million.

Our interests in GCTI and GCTII are accounted for using the equity method and the assets and liabilities of GCTI and GCTII are not consolidated into our financial statements. Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the junior subordinated notes are presented as a separate item in our consolidated balance sheet.

Contractual Obligations

Combined aggregate principal maturities of our CDO, repurchase facilities, trust preferred securities, mortgage note payable, revolving credit facility and our obligations under our management agreement, outsourcing agreement, CDO collateral management agreement and operating lease as of December 31, 2005 are as follows (amounts in thousands):

	CDO	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable	Revolving Credit Facility	Outsourcing and Management Agreements (1)	CDO Collateral Management Agreement	Operating Lease	Total
2006	$—	$—	$—	$—	$—	$10,565	$2,026	$252	$12,843
2007	—	67,717	—	—	—	10,666	2,026	256	80,665
2008	—	49,649	—	—	—	—	2,026	261	51,936
2009	—	—	—	—	—	—	2,026	265	2,291
2010	—	—	—	—	—	—	1,092	283	1,375
Thereafter	810,500	—	100,000	41,000	—	—	—	1,351	952,851
	$810,500	$117,366	$100,000	$41,000	—	$21,231	$9,196	$2,668	$1,101,961

(1)   Management fee is calculated as 1.75% of our gross stockholders equity (as defined in the management agreement and inclusive of the trust preferred securities issued on May 20, 2005 and August 9, 2005) on January 31, 2006, inclusive of the trust preferred securities issued on May 20, 2005, August 9, 2005 and January 27, 2006.

Off-Balance-Sheet Arrangements

We have several off-balance-sheet investments, including joint ventures and structured finance investments.  These investments all have varying ownership structures.  Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements.  Our off-balance-sheet arrangements are discussed in Note 4, “Investments in Unconsolidated Joint Ventures” in the accompanying financial statements.

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit and repurchase facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions (Amounts in thousands)

In connection with our initial public offering, we entered into a management agreement with our Manager, which provides for an initial term through December 2007 with automatic one-year extension options and is subject to certain termination rights. We pay the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of the trust preferred securities issued on May 20, 2005 and August 9, 2005. We realized expense to the Manager under this agreement of an aggregate of approximately $6,337 for the year ended December 31, 2005 and approximately $1,349 for the period from April 12, 2004 (formation) through December 31, 2004.

At December 31, 2005, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are among our executive officers, which interests are subject to performance thresholds. To provide an incentive for the Manager to enhance the value of the common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. We realized approximately $2,276 of incentive distribution expense for the year ended December 31, 2005.

We are obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P. The asset servicing agreement provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.15% of the carrying value of our investments, which amount SL Green Operating Partnership, L.P. has agreed to reduce for certain investments and which fee may be further reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsourcing agreement currently provides for a fee payable by us of $1,288 per year, increasing 3% annually over the prior year. For the year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004, we realized expense of an aggregate of $1,266 and $521, respectively, to our Manager under the outsourcing agreement. For the year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004, we realized expense of an aggregate of $1,037 and $95 to our Manager under the asset servicing agreement, respectively.

In connection with the closing of our CDO in July 2005, the Issuer entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager, our Board of Directors has allocated to the Manager the portion of the subordinate collateral management fee paid on securities not held by us. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the year ended December 31, 2005 we realized expense of $944 to the Manager under the collateral management agreement.

In connection with the 5,500 shares of common stock that were sold on December 3, 2004 and settled on December 31, 2004 and January 3, 2005 in a private placement, we agreed to pay the Manager a fee of $1,000 as compensation for financial advisory, structuring and costs incurred on our behalf. This fee was recorded as a reduction in the proceeds of the private placement. Apart from legal fees and stock clearing charges totaling $245, no other fees were paid by us to an investment bank, broker/dealer or other financial advisor in connection with the private placement, resulting in total costs of 1.3% of total gross proceeds.

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property. The joint venture, which was created to acquire, own and operate the Property, is owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests are pari passu. Also on April 29, 2005, the joint venture completed the acquisition of the Property from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the Property. The Property comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term.

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten. For the year ended December 31, 2005 we paid $90 under this lease.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us. Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman. The aggregate amount of fees paid by us for such services for the year ended December 31, 2005 was approximately $3, and less than $1 for the period from April 12, 2004 (formation) through December 31, 2004.

SL Green Operating Partnership, L.P. has invested $75,000 and $6,100 in preferred equity interests that are subordinate to two of our investments with book values of $29,026 and $6,441, respectively, as of December 31, 2005. SL Green Operating Partnership, L.P. had invested $75,000 in a preferred equity interest that was subordinate to our investment with a book value of $68,879 as of December 31, 2004.

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

Funds from Operations

FFO is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO as one of several criteria to determine performance-based bonuses for members of our senior management. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs, providing perspective not immediately apparent from net income. We consider gains and losses on the sales of debt investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at FFO. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Funds from Operations for the year ended December 31, 2005, and the period from April 12, 2004 (formation) through December 31, 2004 is as follows (amounts in thousands):

	For the Year ended December 31, 2005	For the Period April 12, 2004 (formation) through December 31, 2004
Net income available to common stockholders	$31,371	$2,052
Add:
Depreciation and amortization	3,448	327
FFO adjustment for unconsolidated joint ventures	4,804	—
Less:
Non real estate depreciation and amortization	(3,133)	(327)
Funds from operations	$36,490	$2,052

Cash flows provided by operating activities	$2,160	$1,145
Cash flows used in investing activities	$(918,930)	$(407,056)
Cash flows provided by financing activities	$948,252	$444,805

Recently Issued Accounting Pronouncements

SFAS No. 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value.  The new standard is effective for interim or annual reporting periods beginning after January 1, 2006. The implementation of SFAS No. 123(R) is expected to have no impact on our financial statements.

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

In March 2005, the FASB issued FASB Interpretation No. 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of FASB Statement No. 143, or SFAS 143. FIN 47 clarifies the term conditional asset retirement obligation in SFAS 143 as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 clarifies that future expenses to remove asbestos from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for the year ended December 31, 2005 and did not have a material effect on our financial position or results of operations for 2005.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004 would have increased our interest cost by approximately $5.8 million and $204,000, respectively, offset by an increase in our investment income of approximately $7.9 million and $713,000, respectively.

Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Furthermore, as most of our available financing provides for an ability of the lender to mark-to-market our assets and make margin calls based on a change in the value of our assets, financing fixed rate assets with this debt creates the risk that an increase in fixed rate benchmarks (such as “swap” yields) would decrease the value of our fixed rate assets. We have entered into certain swap transactions in anticipation of drawing upon our mark-to-market debt to hedge against this risk. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because we generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income will generally increase if LIBOR increases and decreases if LIBOR decreases, but this may not always be true in the future. Our exposure to interest rates will also be affected by our overall corporate leverage, which we generally target to be 70% to 80% of the carrying value of our assets, although our actual leverage may vary depending on our mix of assets.

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

The aggregate carrying values, allocation by product type and weighted average coupons of our investments as of December 31, 2005 and 2004 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2005	2004	2005	2004	2005	2004	2005		2004
Whole loans, floating rate	$561,388	$155,215	46%	38%	—	—	325	bps	373	bps
Whole loans, fixed rate	94,448	—	8%	—	10.64%	—	—		—
Subordinate interests in whole loans, floating rate	362,983	209,286	30%	51%	—	—	443	bps	640	bps
Subordinate interests in whole loans, fixed rate	37,104	31,216	3%	8%	9.19%	9.57%	—		—
Mezzanine loans, floating rate	82,793	—	7%	—	—	—	858	bps	—
Mezzanine loans, fixed rate	43,352	—	4%	—	8.88%	—	—		—
Preferred equity, floating rate	11,795	—	1%	—	—	—	900	bps	—
Preferred equity, fixed rate	11,882	—	1%	—	10.28%	—	—		—
Commercial mortgage backed securities	—	10,898	—	3%	—	13.49%	—		—
Total / Average	$1,205,745	$406,615	100%	100%	9.92%	10.58%	417	bps	526	bps

(1)   Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)   Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of December 31, 2005, our investment portfolio had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)		% of Total
2006	12	$206,457		17%
2007	27	643,425		53%
2008	9	199,552		17%
2009	2	47,117		4%
2010	3	36,198		3%
Thereafter	4	72,996		6%
	57	$1,205,745		100.00%

Weighted average maturity		2.3 years	(1)

(1)   The calculation of weighted average maturity is based upon the initial term of the investment and does not include option or extension periods, which may be available to the borrower.

Combined aggregate principal maturities of our CDO, repurchase facilities, trust preferred securities, mortgage note payable and revolving credit facility as of December 31, 2005 are as follows (amounts in thousands):

	Collateralized Debt Obligations	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable	Revolving Credit Facility	Total
2006	$—	$—	$—	$—	$—	$—
2007	—	67,717	—	—	—	67,717
2008	—	49,649	—	—	—	49,649
2009	—	—	—	—	—	—
2010	—	—	—	—	—	—
Thereafter	810,500	—	100,000	41,000	—	951,500
	$810,500	$117,366	$100,000	$41,000	—	$1,068,866

The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2005. All derivative instruments with the exception of the $15,500 swap which was entered in contemplation of a future sale transaction, have been designated as cash flow hedges. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands):

	Benchmark Rate	Notional Value	Strike Rate		Effective Date		Expiration Date		Fair Value
Interest Rate Swap	3 month LIBOR	$40,000	4.42%		7/2005		2/2014		$905
Interest Rate Swap	1 month LIBOR	26,235	4.188%		6/2005		6/2010		588
Interest Rate Swap	1 month LIBOR	3,465	3.300	%(1)	7/2005	(1)	2/2006	(1)	60
Interest Rate Swap	1 month LIBOR	31,686	3.855%		7/2005		11/2009		996
Interest Rate Swap	1 month LIBOR	19,800	3.625%		7/2005		2/2006		13
Interest Rate Swap	3 month LIBOR	15,500	5.135%		12/2005		12/2015		(265)
Interest Rate Swap	1 month LIBOR	3,960	4.959%		12/2005		12/2015		(48)
Interest Rate Cap	3 month LIBOR	23,713	5.70%		11/2005		12/2007		20
Interest Rate Cap	1 month LIBOR	14,120	5.50%		12/2005		1/2007		2
		$178,479							$2,271

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

GRAMERCY CAPITAL CORP.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004
Consolidated Statements of Cash Flows for the year ended December 31, 2004 and the period from April 12, 2004 (formation) through December 31, 2004
Notes to Consolidated Financial Statements

Schedules

Schedule IV Mortgage Loans on Real Estate as of December 31, 2005

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gramercy Capital Corp.

We have audited the accompanying consolidated balance sheets of Gramercy Capital Corp. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2005 and for the period from April 12, 2004 (formation) through December 31, 2004. Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2). These financial statements and schedule are the responsibility of Gramercy Capital Corp.’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gramercy Capital Corp. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005 and for the period from April 12, 2004 (formation) through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gramercy Capital Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/	Ernst & Young LLP

New York, New York
March 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gramercy Capital Corp.

We have audited management’s assessment, included in the accompanying Item 9A.  Controls and Procedures - “Management’s Report on Internal Control over Financial Reporting,” that Gramercy Capital Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gramercy Capital Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Gramercy Capital Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gramercy Capital Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gramercy Capital Corp. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2005 and for the period from April 12, 2004 (formation) through December 31, 2004 of Gramercy Capital Corp. and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/	Ernst & Young LLP

New York, New York
March 13, 2006

Gramercy Capital Corp.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2005	December 31, 2004

Assets:
Cash and cash equivalents	$70,576	$39,094
Restricted cash	53,833	1,901
Loans and other lending investments, net	1,163,745	395,717
Commercial mortgage backed securities, net	—	10,898
Investment in unconsolidated joint ventures	58,040	—
Loans held for sale, net	42,000	—
Operating real estate, net	51,173	—
Stock subscriptions receivable	—	60,445
Accrued interest	7,187	2,921
Deferred financing costs	17,488	2,044
Deferred costs	1,894	189
Derivative instruments, at fair value	2,271	249
Other assets	1,603	589
Total assets	$1,469,810	$514,047

Liabilities and Stockholders’ Equity:
Repurchase agreements	$117,366	$238,885
Collateralized debt obligations	810,500	—
Mortgage note payable	41,000	—
Management fees payable	1,329	416
Incentive fee payable	1,237	—
Dividends payable	10,726	1,951
Accounts payable and accrued expenses	11,561	1,935
Other liabilities	3,687	1,901
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	—
Total liabilities	1,097,406	245,088

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 22,802,642 and 18,812,500 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	22	19
Additional paid-in-capital	369,529	268,558
Accumulated other comprehensive income	2,851	282
Retained earnings	2	100
Total stockholders’ equity	372,404	268,959
Total liabilities and stockholders’ equity	$1,469,810	$514,047

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statements of Income
(Amounts in thousands, except per share data)

	For the Year ended December 31, 2005	For the Period April 12, 2004 (formation) through December 31, 2004
Revenues
Investment income	$73,302	$6,841
Rental revenue, net	1,219	—
Gain on sales and other income	13,564	310
Total revenues	88,085	7,151

Expenses
Interest expense	33,771	1,463
Management fees	9,600	1,965
Incentive fee	2,276	—
Depreciation and amortization	672	38
Marketing, general and administrative	6,976	1,358
Provision for loan loss	1,030	—
Total expenses	54,325	4,824
Income from continuing operations before equity in net loss of unconsolidated joint ventures and income taxes	33,760	2,327
Equity in net loss of unconsolidated joint ventures	(1,489)	—
Income from continuing operations before income taxes and GKK formation costs	32,271	2,327
Provision for income taxes	(900)	—
GKK formation costs	—	(275)
Net income available to common stockholders	$31,371	$2,052

Basic earnings per share:
Net income available to common stockholders	$1.57	$0.15
Diluted earnings per share:
Net income available to common stockholders	$1.51	$0.15
Dividends per common share	$1.495	$0.00
Basic weighted average common shares outstanding	20,027	13,348
Diluted weighted average common shares and common share equivalents outstanding	20,781	13,411

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands, except share data)

	Common Stock		Additional Paid- In-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive Income
	Shares	Par Value
Balance at April 12, 2004 (formation)	500	$1	$199	$—	$—	$200	$—
Net income					2,052	2,052	2,052
Net unrealized gain on derivative instruments				282		282	282
Net proceeds from common stock offerings	18,000	18	267,955			267,973
Stock-based compensation – fair value			404			404
Deferred compensation plan, net	313	—				—
Cash distributions declared ($0.15 per common share of which none represented a return of capital for federal income tax purposes)					(1,952)	(1,952)
Balance at December 31, 2004	18,813	19	268,558	282	100	268,959	$2,334
Net income					31,371	31,371	$31,371
Net unrealized gain on derivative instruments				2,569		2,569	2,569
Net proceeds from common stock offerings	3,833	3	96,028			96,031
Stock-based compensation – fair value			1,798			1,798
Proceeds from stock option exercises	131	—	1,970			1,970
Deferred compensation plan, net	26	—	1,175			1,175
Cash distributions declared ($1.495 per common share of which none represented a return of capital for federal income tax purposes)					(31,469)	(31,469)
Balance at December 31, 2005	22,803	$22	$369,529	$2,851	$2	$372,404	$33,940

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year ended December 31, 2005	For the Period April 12, 2004 (formation) through December 31, 2004
Operating Activities
Net income available to common stockholders	$31,371	$2,052
Adjustments to reconcile net income available to common stockholders to net cash provided by operating activities:
Depreciation and amortization	3,448	38
Amortization of discount on investments	(1,810)	253
Equity in net loss of unconsolidated joint ventures	1,489	—
Amortization of stock compensation	2,569	—
Provision for loan losses	1,030	—
Changes in operating assets and liabilities:
New investments in loans held for sale	(182,431)	—
Principal collections on loans held for sale	140,431	—
Accrued interest	(4,266)	(2,921)
Other assets	(1,364)	(628)
Management fees payable	913	416
Incentive fee payable	1,237	—
Accounts payable, accrued expenses and other liabilities	9,543	1,935
Net cash provided by operating activities	2,160	1,145
Investing Activities
New investment originations	(1,030,149)	(407,603)
Principal collections on investments	273,897	736
Investment in operating real estate	(50,616)	—
Investment in joint ventures	(59,529)	—
Change in restricted cash for investments	(50,935)	—
Settlement of derivative instruments	106	—
Deferred investment costs	(1,704)	(189)
Net cash used in investing activities	(918,930)	(407,056)
Financing Activities
Proceeds from repurchase facilities	815,151	238,885
Repayments of repurchase facilities	(936,670)	—
Proceeds from issuance of collateralized debt obligations	810,500	—
Proceeds from mortgage note payable	41,000	—
Settlement of derivative instruments	375	—
Proceeds from stock options exercised	1,970	—
Net proceeds from sale of common stock	156,848	268,409
Stock subscription receivable	—	(60,445)
Issuance of trust preferred securities	100,000	—
Deferred financing costs	(18,227)	(2,044)
Dividends paid	(22,695)	—
Net cash provided by financing activities	948,252	444,805
Net increase in cash and cash equivalents	31,482	38,894
Cash and cash equivalents at beginning of period	39,094	200
Cash and cash equivalents at end of period	$70,576	$39,094
Supplemental cash flow disclosures
Interest paid	$22,440	$558
Income taxes paid	$828	$—

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2005

1.  Organization

Gramercy Capital Corp. (the Company or Gramercy), was organized in Maryland on April 12, 2004 as a commercial real estate specialty finance company specializing in the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that ensure an equitable balance between risks and return.

Substantially all of our operations are conducted through GKK Capital LP, a Delaware limited partnership, or the Operating Partnership. We, as the sole general partner of, and holder of 100% of the common units of, the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, we consolidate the accounts of the Operating Partnership.

We are externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green. At December 31, 2005, SL Green also owned approximately 25% of the outstanding shares of our common stock. We qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with our taxable year ending December 31, 2004 and expect to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income. Unless the context requires otherwise, all references to “we,” “our,” and “us” means Gramercy Capital Corp.

As of December 31, 2005, we held loans and other lending investments of $1,205,745 net of fees, discounts, repayments, asset sales and unfunded commitments with an average spread to LIBOR of 417 basis points for our floating rate investments and an average yield of 9.92% for our fixed rate investments. As of December 31, 2005 we also held interests in three CTL investments totaling $109,213 comprised of the $51,173 carrying value of 200 Franklin Square Drive, a 200,000 square foot building in Somerset, New Jersey which is 100% net leased to Philips Holding USA Inc, a wholly-owned subsidiary of Royal Philips Electronics, through December 2021 and $58,040 in joint venture investments.

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

Restricted Cash

Restricted cash consists primarily of $50,936 on deposit with the trustee of our CDO, representing proceeds from our CDO issuance that will be used to fund future investments that will be acquired by the CDO trust. Also included are the proceeds of repayments from loans serving as CDO collateral, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for the CDO, which are remitted to us on a quarterly basis in the month following the end of our fiscal quarter, and future funding obligations on certain investments. The remaining $2,897 consists of interest reserves held on behalf of borrowers.

Loans and Investments and Loans Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. We may originate or acquire preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. Should we make such a preferred equity investment, we must determine whether that investment should be accounted for as a loan, joint venture or as an interest in real estate. Our current preferred equity investments do not entitle us to a percentage of the underlying properties’ cash flows from operations or proceeds from a sale or refinancing and are, therefore, accounted for as loans.

Specific valuation allowances are established for impaired loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. At December 31, 2005 we maintained a reserve of $1,030.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

Mortgage-backed securities, or MBS, are classified as available-for-sale securities. As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of December 31, 2005 that were accounted for as trading securities.

Valuations of Mortgage-Backed Securities

All MBS are carried on the balance sheet at fair value. We determine the fair value of MBS based on the types of securities in which we have invested. For liquid, investment-grade securities, we consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments. For non-investment grade securities, we actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from our own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different presentations of value.

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

Results of operations of properties acquired are included in the Statement of Operations from the date of acquisition.

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

As a result of our evaluation under SFAS No. 141 of our acquisition of 200 Franklin Square Drive, we recorded a liability of $872 representing the net value of the acquired below-market lease and assumed lease origination costs. We recognized a decrease of approximately $22 in rental revenue for the year ended December 31, 2005 for the amortization of the below-market lease and lease origination costs including leasing commissions and tenant improvement costs that would be borne by us, resulting from the reallocation of the purchase price of the property.

At December 31, 2005 we held interests in three CTL investments totaling $109,213 comprised of the $51,173 carrying value of 200 Franklin Square Drive, net of $315 of depreciation, and $58,040 in joint venture investments.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46.  In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments.  The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to us.

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

In some instances we may sell all or a portion of our investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. We recognized $10,474 in gains from the sale of debt investments, of which $1,849 represents the recognition of unamortized discounts or fees at the time of sale, for the year ended December 31, 2005.

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

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with debt investments is the charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we may establish the provision for possible credit losses by individual asset or category of asset. When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for credit losses. At December 31, 2005 we maintained a reserve for possible credit losses of $1,030 against investments with a carrying value of $68,293.

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

Stock Based Compensation Plans

We have a stock-based compensation plan, described more fully in Note 13. We account for this plan using the fair value recognition provisions of FASB Statement No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.”

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

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

	2005	2004
Dividend yield	8.4%	10.0%
Expected life of option	6.9 years	7 years
Risk-free interest rate	4.16%	4.10%
Expected stock price volatility	19.1%	18.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders. We incurred approximately $2,276 with respect to such Class B limited partner interests for the year ended December 31, 2005 and $0 in 2004.

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

FASB No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FASB No. 149, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

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

Formation Costs

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

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. Gramercy places its cash investments in excess of insured amounts with high quality financial institutions. Our Manager performs ongoing analysis of credit risk concentrations in our debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics. Four investments accounted for more than 20% of the total carrying value of our debt investments as of December 31, 2005. Two investments accounted for more than 37% of the total carrying value of our debt investments as of December 31, 2004. Three investments accounted for approximately 25% of the revenue earned on our debt investments for the year ended December 31, 2005. Two investments accounted for approximately 58% of the revenue earned on our debt investments for the period from April 12, 2004 (formation) through December 31, 2004.

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

In March 2005, the FASB issued FASB Interpretation No. 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of FASB Statement No. 143, or SFAS 143. FIN 47 clarifies the term conditional asset retirement obligation in SFAS 143 as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 clarifies that future expenses to remove asbestos from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for the year ended December 31, 2005 and did not have a material effect on our financial position or results of operations for 2005.

3.             Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of December 31, 2005 and 2004 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2005	2004	2005	2004	2005	2004	2005		2004
Whole loans, floating rate	$561,388	$155,215	46%	38%	—	—	325	bps	373	bps
Whole loans, fixed rate	94,448	—	8%	—	10.64%	—	—		—
Subordinate interests in whole loans, floating rate	362,983	209,286	30%	51%	—	—	443	bps	640	bps
Subordinate interests in whole loans, fixed rate	37,104	31,216	3%	8%	9.19%	9.57%	—		—
Mezzanine loans, floating rate	82,793	—	7%	—	—	—	858	bps	—
Mezzanine loans, fixed rate	43,352	—	4%	—	8.88%	—	—		—
Preferred equity, floating rate	11,795	—	1%	—	—	—	900	bps	—
Preferred equity, fixed rate	11,882	—	1%	—	10.28%	—	—		—
Commercial mortgage backed securities	—	10,898	—	3%	—	13.49%	—		—
Total / Average	$1,205,745	$406,615	100%	100%	9.92%	10.58%	417	bps	526	bps

(1) Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)          Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

The carrying value of our loans and other lending investments is net of unamortized fees and discounts of $13,336 and $9,409 at December 31, 2005 and 2004, respectively and unfunded commitments of $107,281 and $11,390 at December 31, 2005 and 2004, respectively.

As of December 31, 2005, our investment portfolio had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2006	12	$206,457	17%
2007	27	643,425	53%
2008	9	199,552	17%
2009	2	47,117	4%
2010	3	36,198	3%
Thereafter	4	72,996	6%
	57	$1,205,745	100%

Weighted average maturity		2.3 years

For year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004 the Company’s investment income from debt investments was generated by the following investment types:

	For the Year Ended December 31, 2005		For the Period April 12, 2004 (formation) through December 31, 2004
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$30,331	41%	782	11%
Subordinate interests in whole loans	29,630	41%	$5,499	80%
Mezzanine loans	10,356	14%	—	—
Preferred Equity	1,574	2%	—	—
CMBS	1,411	2%	560	9%
	$73,302	100%	$6,841	100%

At December 31, 2005 and 2004, our debt investment portfolio had the following geographic diversification:

	2005		2004
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$464,054	39%	$185,081	46%
West	378,040	31%	20,804	5%
South	258,511	21%	126,493	31%
Midwest	74,949	6%	26,284	6%
Various	30,191	3%	47,953	12%
Total	$1,205,745	100%	$406,615	100%

For the year ended December 31, 2005, we recognized $10,474 in gains from the sale of eight fixed and two floating rate debt investments totaling $182,035, of which $1,849 represents the recognition of unamortized discounts or fees at the time of sale.

At December 31, 2005 we maintained a reserve for possible credit losses of $1,030 against debt investments with a carrying value of $68,293. For the period during which a reserve was carried, these investments generated interest income of $2,413 and income recognition remained current. We did not maintain a reserve during 2004.

In connection with a preferred equity investment we have guaranteed a portion of the outstanding principal balance of the first mortgage loan, up to approximately $1,400, that is a financial obligation of the entity in which we have invested in the event of a borrower default under such loan. The loan matures in 2032. This guarantee is considered to be an off-balance-sheet arrangement. As compensation, we received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on our balance sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. Our maximum exposure under this guarantee is approximately $1,400 as of December 31, 2005. Under the terms of the guarantee, the investment sponsor is required to reimburse us for the entire amount paid under the guarantee until the guarantee expires.

4. Investments in Unconsolidated Joint Ventures

South Building at One Madison Avenue, New York, New York

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property. The joint venture is owned 45% by our wholly-owned subsidiary and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests are pari passu. Also on April 29, 2005, the joint venture completed the acquisition of the Property from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the Property. The first mortgage is non-recourse to us. The Property comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term. As of December 31, 2005 the investment has a carrying value of $56,890. For the year ended December 31, 2005, we recorded our pro rata share of net losses of the joint venture of $1,358.

101 S. Marengo Avenue, Pasadena, California

On November 29, 2005 we closed on the purchase of a 50% interest in an office building in Pasadena, CA. We also acquired an interest in certain related assets as part of the transaction. The three hundred forty five thousand square foot office property, which is net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, 10-year fixed-rate first mortgage loan. As of December 31, 2005 the investment has a carrying value of $1,150. For the year ended December 31, 2005, we recorded our pro rata share of net losses of the joint ventures of $131.

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

The following is a schedule of future minimum rent payments to be received under the lease with Philips Holding USA Inc.:

Rent Payments
2006	$3,300
2007	3,581
2008	3,581
2009	3,581
2010	3,581
Thereafter	42,116
$59,740

6. Junior Subordinated Debentures

On May 20, 2005 we completed the issuance of $50,000 in unsecured trust preferred securities through a newly formed Delaware statutory trust, Gramercy Capital Trust I, or GCTI, that is a wholly-owned subsidiary of the Operating Partnership. The securities bear interest at a fixed rate of 7.57% for the first ten years ending June 2015. Thereafter the rate will float based on the three-month LIBOR plus 300 basis points.

On August 9, 2005 we completed an additional issuance of $50,000 in unsecured trust preferred securities through a separate newly formed Delaware statutory trust, Gramercy Capital Trust II, or GCTII, that is also a wholly-owned subsidiary of the Operating Partnership. The securities bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter the rate will float based on the three-month LIBOR plus 300 basis points.

Both issuances of trust preferred securities require quarterly interest distributions; however, payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if the Operating Partnership exercises its right to defer such payments. The trust preferred securities are redeemable, at the option of the Operating Partnership, in whole or in part, with no prepayment premium any time after June 30, 2010 for the securities issued in May 2005, and October 30, 2010 for the securities issued in August 2005.

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

In January 2006 we completed an additional issuance of $50,000 in unsecured trust preferred securities as outlined in Note 23.

7. Collateralized Debt Obligations

On July 14, 2005, we issued approximately $1,000,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the Co-Issuer. The CDO consists of $810,500 of investment grade notes, and $84,500 of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $105,000 of preferred shares, which were issued by the Issuer. We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer. The Issuer holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, which serve as collateral for the CDO. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. We incurred approximately $11,770 of issuance costs, which is amortized on a level- yield basis over the average life of the CDO. The Issuer is consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments. The CDO was collateralized by investments with a carrying value of $955,287 at December 31, 2005.

8. Debt Obligations

Repurchase and Credit Facilities

We have three facilities: one repurchase facility and one credit facility with Wachovia or one or more of its affiliates and one repurchase facility with Goldman Sachs.

The first facility with Wachovia is a $500,000 repurchase facility. This facility was increased to $350,000 from $250,000 effective January 3, 2005, and subsequently increased to $500,000 effective April 22, 2005. As part of the April 2005 increase to $500,000, the initial term of the facility was modified to reflect staggered maturities in which $250,000 matures in August 2007, $150,000 matures in December 2007 and the remaining $100,000 matures in June 2008. Also in conjunction with the April 2005 increase, the $50,000 repurchase facility we previously maintained with Wachovia was consolidated into the $500,000 repurchase facility. The $500,000 facility bears interest at spreads of 1.15% to 3.50% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 100% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $67,717 at a weighted average spread to LIBOR of 1.50% and $238,885 at a weighted average spread to LIBOR of 1.99% under this facility at December 31, 2005 and 2004, respectively. We can utilize the $25,000 revolving credit facility described below to fund requirements for additional collateral pursuant to the repurchase facility or to fund the acquisition of assets.

Borrowings under the Wachovia facility at December 31, 2005 and 2004 were secured by the following investments:

	Carrying Value (1)
Investment Type	2005		2004
Whole loans	$33,223		$113,216
Subordinate interests in whole loans	74,689		200,745
CDO securities	49,500	(2)	—
CMBS	—		10,898
	$157,412		$324,859

(1)          Approximates fair value.

(2)          Represents the BB rated securities in our CDO that were retained by us.

The second facility with Wachovia Capital Markets, LLC and its affiliates is a $25,000 revolving credit facility with a term of two years. Amounts drawn under this facility for liquidity purposes bear interest at a rate equal to a spread over LIBOR of 525 basis points. Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points. Amounts drawn under this facility for liquidity purposes must be repaid within 105 days. Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied. These covenants are generally more restrictive than those set forth below. At December 31, 2005 and 2004 we had no borrowings under this facility.

We have an additional repurchase facility of $200,000 with Goldman Sachs Mortgage Company, an affiliate of Goldman Sachs & Co. This facility has an initial term of three years expiring in January 2008 with one six-month extension option. This facility bears interest at spreads of 1.00% to 2.75% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 40% to 85% based upon the collateral provided under a borrowing base calculation. As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had accrued interest of $163 and borrowings of $49,649 under this facility at a weighted average spread to LIBOR of 1.71% at December 31, 2005.

Borrowings under the Goldman facility at December 31, 2005 and 2004 were secured by the following investments:

	Carrying Value (1)
Investment Type	2005	2004
Whole loans	$59,457	$—
	$59,457	$—

(1)          Approximates fair value.

The terms of both of our repurchase facilities and our credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $10,000 for the first two years and $15,000 thereafter, (c) our fixed charge coverage ratio shall at no time be less than 1.50 to 1.00, (d) our minimum interest coverage ratio shall at no time be less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129,750, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness. The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain our REIT status. Under our facility with Wachovia an event of default will be triggered if GKK Manager LLC ceases to be the Manager. As of December 31, 2005, we were in compliance with all such covenants.

The revolving credit facility and the repurchase facilities require that we pay down borrowings under these facilities as principal payments on the loans and investments pledged to these facilities are received.

In certain circumstances, we have purchased debt investments from a counterparty and subsequently financed the acquisition of those debt investments through repurchase agreements with the same counterparty. We currently record the acquisition of the debt investments as assets and the related repurchase agreements as financing liabilities gross on the consolidated balance sheets. Interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. However, under a certain technical interpretation of FAS 140, such transactions may not qualify as a purchase by us.  We believe, and it is industry practice, that we are accounting for these transactions in an appropriate manner.  However, the result of this technical interpretation would prevent us from presenting the debt investments and repurchase agreements and the related interest income and interest expense on a gross basis on our financial statements. Instead, we would present the net investment in these transactions with the counterparty and a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty.

Mortgage Loan

We have one consolidated interest-only mortgage loan of $41,000 that bears interest at a fixed rate of 4.90% and has a term of ten years, resulting in a balloon payment in 2015. This mortgage was used to finance our acquisition of 200 Franklin Square Drive for approximately $50,250, excluding closing costs, in September 2005.

Combined aggregate principal maturities of our CDO, repurchase facilities, trust preferred securities, mortgage note payable and revolving credit facility as of December 31, 2005 are as follows:

	Collateralized Debt Obligations	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable	Revolving Credit Facility	Total
2006	$—	$—	$—	$—	$—	$—
2007	—	67,717	—	—	—	67,717
2008	—	49,649	—	—	—	49,649
2009	—	—	—	—	—	—
2010	—	—	—	—	—	—
Thereafter	810,500	—	100,000	41,000	—	951,500
	$810,500	$117,366	$100,000	$41,000	—	$1,068,866

9. Operating Partnership Agreement / Manager

At December 31, 2005, we owned all of the Class A limited partnership interests in our Operating Partnership. At December 31, 2005, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are among our executive officers, which interests are subject to performance thresholds.

At December 31, 2005, the majority of the interests in our Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are among our executive officers, which interests are subject to performance thresholds.

10. Related Party Transactions

In connection with our initial public offering, we entered into a management agreement with our Manager, which provides for an initial term through December 2007 with automatic one-year extension options and is subject to certain termination rights. We pay the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of the trust preferred securities issued on May 20, 2005 and August 9, 2005. We realized expense to the Manager under this agreement of an aggregate of approximately $6,337 for the year ended December 31, 2005 and approximately $1,349 for the period from April 12, 2004 (formation) through December 31, 2004.

At December 31, 2005, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are among our executive officers, which interests are subject to performance thresholds. To provide an incentive for the Manager to enhance the value of the common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. We realized approximately $2,276 of incentive distribution expense for the year ended December 31, 2005.

We are obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P. The asset servicing agreement provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.15% of the carrying value of our investments, which amount SL Green Operating Partnership, L.P. has agreed to reduce for certain investments and which fee may be further reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsourcing agreement currently provides for a fee payable by us of $1,288 per year, increasing 3% annually over the prior year. For the year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004, we realized expense of an aggregate of $1,266 and $521, respectively, to our Manager under the outsourcing agreement. For the year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004, we realized expense of an aggregate of $1,037 and $95 to our Manager under the asset servicing agreement, respectively.

In connection with the closing of our CDO in July 2005, the Issuer entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager, our Board of Directors has allocated to the Manager the portion of the subordinate collateral management fee paid on securities not held by us. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the year ended December 31, 2005 we realized expense of $944 to the Manager under the collateral management agreement.

In connection with the 5,500 shares of common stock that were sold on December 3, 2004 and settled on December 31, 2004 and January 3, 2005 in a private placement, we agreed to pay the Manager a fee of $1,000 as compensation for financial advisory, structuring and costs incurred on our behalf. This fee was recorded as a reduction in the proceeds of the private placement. Apart from legal fees and stock clearing charges totaling $245, no other fees were paid by us to an investment bank, broker/dealer or other financial advisor in connection with the private placement, resulting in total costs of 1.3% of total gross proceeds.

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property. The joint venture, which was created to acquire, own and operate the Property, is owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests are pari passu. Also on April 29, 2005, the joint venture completed the acquisition of the Property from

Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the Property. The Property comprises approximately 1.2 million square feet and is almost entirely net leased to CS pursuant to a lease with a 15-year remaining term.

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten. For the year ended December 31, 2005 we paid $90 under this lease.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us. Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman. The aggregate amount of fees paid by us for such services for the year ended December 31, 2005 was approximately $3, and less than $1 for the period from April 12, 2004 (formation) through December 31, 2004.

SL Green Operating Partnership, L.P. has invested $75,000 and $6,100 in preferred equity interests that are subordinate to two of our investments with book values of $29,026 and $6,441, respectively, as of December 31, 2005. SL Green Operating Partnership, L.P. had invested $75,000 in a preferred equity interest that was subordinate to our investment with a book value of $68,879 as of December 31, 2004.

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

11. Deferred Costs

Deferred costs at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Deferred financing	$20,553	$2,334
Deferred acquisition	2,210	215
	22,763	2,549
Less accumulated amortization	(3,381)	(316)
	$19,382	$2,233

Deferred financing costs relate to our existing repurchase and credit facilities with Wachovia and Goldman Sachs, our CDO, the trust preferred securities and our mortgage note. These costs are amortized on a straight-line basis to interest expense based on the remaining term of the related financing.

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

Cash equivalents, accrued interest, and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. The carrying value of our CDO, repurchase and credit facilities approximate fair value because they bear interest at floating rates, which we believe, for facilities with a similar risk profile, reasonably approximate market rates. Our junior subordinated debentures reasonably approximate fair value based upon the amount at which similarly issued instruments have been valued. Our fixed rate mortgage payable is carried at its unpaid principal balance, which approximates fair value due to the short period of time the note has been outstanding. Loans and commercial mortgage backed securities are carried at amounts, which reasonably approximate their fair value as determined by our Manager.

The fair value of our fixed-rate debt investments as determined by our Manager in consultation with market dealers of such instruments as of December 31, 2005 are as follows:

	Carrying Value	Fair Value
Fixed-rate debt investments	$186,786	$192,246

Disclosure about fair value of financial instruments is based on pertinent information available to us at December 31, 2005. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

13. Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations. As of December 31, 2005, 338,000 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan. These shares have a vesting period of three to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

On December 3, 2004 we sold 5,500,000 shares of common stock, at a price of $17.27 per share, resulting in net proceeds of approximately $93,740 under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock. Of the 5,500,000 shares sold, 2,000,000 shares were settled on December 31, 2004 and the remaining 3,500,000 shares were settled on January 3, 2005. The value of the shares settled on January 3, 2005 were reflected as a stock subscription receivable for financial statement purposes as of December 31, 2004.

On September 14, 2005 we sold 3,833,333 shares of common stock, at a price of $25.80 per share, resulting in net proceeds of approximately $97,830. A total of 2,875,000 shares were sold through public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock. After this offering, SL Green Operating Partnership, L.P. owned 5,668,333 shares of our common stock. Net proceeds were used for acquisitions, repayment of outstanding principal under one of our repurchase facilities and general corporate purposes.

In August 2005 our $350,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  We currently have $251,100 available under the shelf.

As of December 31, 2005, 22,802,642 shares of common stock and no shares of preferred stock were issued and outstanding.

Equity Incentive Plan

As part of our initial public offering we instituted our Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At December 31, 2005, approximately 1,077,431 shares of common stock were available for issuance under the Equity Incentive Plan.

Management and outsourcing fees paid to the Manager and SL Green Operating Partnership, L.P. are sufficient to reimburse the Manager and SL Green Operating Partnership, L.P. for the applicable compensation, including payroll taxes, of the employees who provide services to Gramercy pursuant to the confirmatory addendum to the Management Agreement between Gramercy, the Manager and the Operating Partnership.  These awardees are considered co-leased employees. Options granted under the Equity Incentive Plan to awardees who are co-leased employees of Gramercy are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant. In some instances, options may be granted under the Equity Incentive Plan to persons who provide significant services to us or our affiliates, but are not considered co-leased employees because compensation for their services is not covered by our management agreement or outsourcing agreement. Options granted to awardees that are not co-leased employees have the same terms as those issued to co-leased employees except as it relates to any performance-based provisions within the grant. To the extent there are performance provisions associated with a grant to an awardee who is not a co-leased employee, an estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date. If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

A summary of the status of our stock options as of December 31, 2005 and 2004 are presented below:

	2005		2004
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	640,500	$15.05	—	$—
Granted	236,000	$19.62	640,500	$15.05
Exercised	(131,249)	$15.01	—	$—
Lapsed or cancelled	(11,667)	$18.20	—	$—
Balance at end of period	733,584	$16.47	640,500	$15.05

Options exercisable at end of year	61,830	$15.13	—	$—
Weighted average fair value of options granted during the year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004	$249		$262

All options were granted within a price range of $15.00 to $23.53. The remaining weighted average contractual life of the options was 8.83 years. Compensation expense of $172 and $23 was recorded for the year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004, respectively, related to the issuance of stock options.

Through December 31, 2005, 338 restricted shares had been issued under the Equity Incentive Plan, of which 32% have vested. Of the 338 restricted shares issued, 313 shares were issued in 2004 and 25 shares were issued in 2005 at a weighted average fair value of $2,838 and $523, respectively. The unvested shares are not currently entitled to receive distributions declared by us on our common stock until such time as the shares have vested. Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of our Board of Directors. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $1,577 and $381 was recorded for the year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004, respectively, related to the issuance of restricted shares.

Outperformance Plan

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period or 1,200,000 shares. If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established. In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved. Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established. The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with the Manager or SL Green.   We will record the expense of the restricted stock award in accordance with FASB Statement No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.”  Compensation expense of $1.2 million was recorded for the year ended December 31, 2005 related to the 2005 Outperformance Plan.

Deferred Stock Compensation Plan for Directors

Under our Independent Director’s Deferral Program, which commenced April 2005, our independent directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees.  Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units.  The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from the Board of Directors or a change in control by us, as defined by the program.  Phantom stock units are credited to each independent director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter.  Each participating independent director who elects to receive fees in the form of phantom stock units has the option to have their account credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter or have dividends paid in cash.

As of December 31, 2005 there were approximately 2,228 phantom stock units outstanding.

Earnings per Share

Earnings per share year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004 is computed as follows:

Numerator (Income)	For the Year Ended December 31, 2005	For the Period April 12, 2004 (formation) through December 31, 2004

Basic Earnings:
Net income available to common stockholders	$31,371	$2,052
Effect of dilutive securities	—	—
Diluted Earnings:
Net income available to common stockholders	$31,371	$2,052

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	20,027	13,348
Effect of Diluted Securities:
Stock-based compensation plans	752	63
Phantom stock units	2	—
Diluted Shares	20,781	13,411

14. Minority Interest

At December 31, 2005, we owned all of the Class A limited partnership interests in our Operating Partnership. At December 31, 2005, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are among our executive officers, which interests are subject to performance thresholds.

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

The following is a schedule of future minimum lease payments under our operating lease as of December 31, 2005.

Operating Lease
2006	$252
2007	256
2008	261
2009	265
2010	283
Thereafter	1,351
Total minimum lease payments	$2,668

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

The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2005. All derivative instruments with the exception of the $15,500 swap which was entered in contemplation of a future sale transaction, have been designated as cash flow hedges. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

	Benchmark Rate	Notional Value	Strike Rate		Effective Date		Expiration Date		Fair Value
Interest Rate Swap	3 month LIBOR	$40,000	4.42%		7/2005		2/2014		$905
Interest Rate Swap	1 month LIBOR	26,235	4.188%		6/2005		6/2010		588
Interest Rate Swap	1 month LIBOR	3,465	3.30	%(1)	7/2005	(1)	2/2006	(1)	60
Interest Rate Swap	1 month LIBOR	31,686	3.855%		7/2005		11/2009		996
Interest Rate Swap	1 month LIBOR	19,800	3.625%		7/2005		2/2006		13
Interest Rate Swap	3 month LIBOR	15,500	5.135%		12/2005		12/2015		(265)
Interest Rate Swap	1 month LIBOR	3,960	4.959%		12/2005		12/2015		(48)
Interest Rate Cap	3 month LIBOR	23,713	5.70%		11/2005		12/2007		20
Interest Rate Cap	1 month LIBOR	14,120	5.50%		12/2005		1/2007		2
		$178,479							$2,271

(1)    This swap has a step-up component with a strike rate of 4.28%, an effective date of February 2006 and an expiration of December 2009. The total fair value of the initial swap and the step-up provisions are reflected in the fair value.

At December 31, 2005, the derivative instruments were reported as an asset at their fair value of $2,271. Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $2,851. For the year ended December 31, 2005 we recognized in interest expense $58 attributable to the ineffective component of our derivative instruments designated as cash flow hedges. For the same period we reclassified through earnings (i) $376 representing the gains and losses previously reported in Accumulated Other Comprehensive Income, which were reclassified into earnings at the same time that the forecasted transactions affect earnings and (ii) a $280 reduction in earnings representing the change in value of undesignated derivatives which are not speculative for economic purposes. Currently, all derivative instruments are designated as effective hedging instruments with the exception of the $15,500 swap, which has not been designated. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $540 of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next 12 months.

We are hedging exposure to variability in future interest payments on our debt facilities and cash flows for future transactions except in the case of swaps we may enter into from time to time, including TROR swaps, which are intended to hedge our exposure to variability in the rate of return in excess of anticipated future interest payments on that portion of our debt facilities used to fund fixed rate mortgage loan assets held as available for sale.

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

For the year ended December 31, 2005, we recorded $900 of income tax expense in income from continuing operations for income attributable our wholly-owned taxable REIT subsidiaries. We have assumed an effective tax rate for the year ended December 31, 2005 of 40% taking into consideration the anticipated applicable U.S. federal statutory tax rate at December 31, 2005 of 34% and state and local taxes, net of federal tax benefit.

19. Environmental Matters

Our management believes we are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. Our management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows.

20. Segment Reporting

Statement of Financial Accounting Standard No. 131, or “SFAS No. 131,” establishes standards for the way that public entities report information about operating segments in their annual financial statements. We are a REIT focused primarily on originating and acquiring loans and securities related to real estate and under the provisions of SFAS No. 131 currently operate in only one segment.

21. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash investing and financing activities:

	2005	2004
Derivative instruments at fair value	$2,271	$249
Fair value of below market leases (SFAS No.141) in connection with acquisitions	$872	—

22.       Quarterly Financial Data (unaudited)

Quarterly data for the quarters since our initial public offering are presented below.

2005 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$32,045	$26,592	$18,758	$10,690
Income from continuing operations before equity in net loss of unconsolidated joint ventures and taxes	11,247	9,587	8,361	4,566
Equity in net loss of unconsolidated joint ventures	(575)	(510)	(404)	—
Income from continuing operations before provision for taxes and GKK formation costs	10,672	9,077	7,957	4,566
Provision for taxes	100	(500)	(500)	—
GKK formation costs	—	—	—	—
Net income available to common stockholders	$10,772	$8,577	$7,457	$4,566
Net income per common share - Basic	$0.47	$0.44	$0.40	$0.24
Net income per common share - Diluted	$0.45	$0.41	$0.39	$0.24

2004 Quarter Ended	December 31	September 30
Total revenues	$5,679	$1,472
Income available to common stockholders	$2,041	$11
Net income per common share-Basic	$0.15	$0.00
Net income per common share-Diluted	$0.15	$0.00

23.                               Subsequent Events

On January 27, 2006 we completed a third issuance of $50,000 in unsecured trust preferred securities through a separate newly formed Delaware statutory trust, Gramercy Capital Trust III, or GCTIII, that is a wholly-owned subsidiary of the Operating Partnership. The securities bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter the rate will float based on the three-month LIBOR plus 270 basis points. The trust preferred securities require quarterly interest distributions; however, payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if the Operating Partnership exercises its right to defer such payments. The trust preferred securities are redeemable, at the option of the Operating Partnership, in whole or in part, with no prepayment premium any time after January 30, 2011.

GCTIII issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of GCTIII to the Operating Partnership for a total purchase price of $1,550. GCTIII used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Operating Partnership’s junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations. We realized net proceeds from the offering of approximately $48,956.

Gramercy Capital Corp.

Schedule IV – Mortgage Loans on Real Estate

December 31, 2005

(Dollars in thousands)

Description	Location	Interest Rate (1)	Final Maturity Date (2)	Periodic Payment Terms	Prior Liens	Face Amount of Loans	Carrying Amount of Loans (3)
Whole Loans:
Hotel	Atlanta, GA	LIBOR + 3.75%	February 2007	Interest only	$—	$43,000	$42,415
Multi-family	New York, NY	LIBOR + 3.50 - LIBOR + 3.80%	November 2006	Interest only	—	43,137	43,068
Multi-family	Rancho Cucamonga, CA	LIBOR + 2.62%	July 2007	Interest only	—	49,435	49,435
Office	Santa Clara, CA and Milpitas, CA	LIBOR + 3.00%	August 2008	Interest only	—	51,850	51,371
Hotel	Various cities, CA	LIBOR + 3.50%	July 2006	Interest only	—	55,900	55,900
Whole loans < 3%					—	418,102	413,647
					—	661,424	655,836

Subordinate Interests in Whole Loans:
Office:
B Note	New York, NY	LIBOR + 4.25%	August 2007	Interest only	80,000	50,000	49,583
Multi-family:
B Note	Various states	LIBOR + 2.00% (4)	August 2007	Interest only	345,000	75,000	74,689
Subordinate interests in whole loans < 3%					1,475,714	282,313	275,815
					1,900,714	407,313	400,087

Mezzanine Loans:
Office (5)	New York, NY	8.42%	February 2014	Interest only	184,000	40,000	40,029
Mezzanine loans < 3%					2,917,000	86,311	86,116
					3,101,000	126,311	126,145

Preferred equity < 3%					46,331	24,000	23,677

					$5,048,045	$1,219,048	$1,205,745

(1) All variable-rate loans are based on 30-day LIBOR and reprice monthly.

(2) Reflects the initial maturity of the investment and does not consider any options to extend that are at the discretion of the borrower.

(3) No mortgage loans are delinquent with respect to principal or interest.

(4) The effective yield of the investment is LIBOR + 2.60% taking into consideration our purchase discount.

(5) Purchased from an SL Green affiliate.

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

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM  9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” and the information regarding a code of ethics in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2006 (the “2006 Proxy Statement”), is incorporated herein by reference.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information set forth under the captions “Election of Directors – Director Compensation” and “Executive Compensation” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2006 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

GRAMERCY CAPITAL CORP.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2005 and the period from April 12, 2004 (formation) through December 31, 2004
Consolidated Statements of Cash Flows for the year ended December 31, 2004 and the period from April 12, 2004 (formation) through December 31, 2004
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedule IV-Mortgage Loans on Real Estate as of December 31, 2005

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

10.1 Second Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated December 14, 2005.

10.2 Form of Management Agreement by and between the Company and GKK Manager LLC, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.3 Form of Origination Agreement by and between the Company and SL Green Realty Corp., incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

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

10.6 Form of Collateral Management Agreement by and between Gramercy Real Estate CDO 2005-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

10.7 Form of Second Amended and Restated Master Repurchase Agreement, by and between the Company and Wachovia Capital Markets, LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

10.8 Form of Credit Agreement, by and between the Company and Wachovia Capital Markets, LLC, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.9 Form of Master Repurchase Agreement dated as of January 3, 2005, by and between the Company and Goldman Sachs Mortgage Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.10 Annex to the Form of Master Repurchase Agreement dated as of January 3, 2005, by and between the Company and Goldman Sachs Mortgage Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.11 Form of Indenture by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

10.12 Form of 2004 Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.13 Form of Gramercy Capital Corp. Director’s Deferral Program, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005.

10.14 Form of Gramercy Capital Corp. 2005 Long-Term Outperformance Program Award Agreement, incorporated by reference to the Company’s Form 8-K, dated December 14, 2005 filed with the Commission on December 20, 2005.

10.15 Form of Employment Agreement by and between Hugh Hall and GKK Manager LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.16 Form of Employment Agreement by and between Robert R. Foley and GKK Manager LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.17 Form of Registration Rights Agreement, by and between various holders of the Company’s common stock and the Company, incorporated by reference to the Company’s Form 8-K, dated December 9, 2004, filed with the Commission on December 9, 2004.

10.18 Form of Amended and Restated Registration Rights Agreement, by and between SL Green Realty Corp. and the Company, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.19 Form of Purchase Agreement, by and among the Company and various investors in the Company’s common stock, incorporated by reference to the Company’s Form 8-K, dated December 3, 2004 filed with the Commission on December 3, 2004.

10.20 Form of Amended and Restated Trust Agreement by and among GKK Capital LP, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

10.21 Form of Junior Subordinated Indenture between GKK Capital LP and JPMorgan Chase Bank, National Association, as trustee, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

10.22 Form of Amended and Restated Trust Agreement among GKK Capital LP, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.23 Form of Junior Subordinated Indenture between GKK Capital LP and JPMorgan Chase Bank, National Association, as trustee, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

10.24 Form of Amended and Restated Trust Agreement among GKK Capital LP, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated January 27, 2006.

10.25 Form of Junior Subordinated Indenture between GKK Capital LP and JPMorgan Chase Bank, National Association, as trustee, dated January 27, 2006.

10.26 Form of Underwriting Agreement among Gramercy Capital Corp., GKK Capital LP and Wachovia Capital Markets, LLC, as underwriter, dated September 8, 2005, incorporated by reference to the Company’s Form 8-K, dated September 7, 2005.

10.27 Form of LLC Agreement, by and between GKK Madison Investment LLC, a wholly-owned subsidiary of the Company, and SLG Madison Investment LLC, a wholly-owned subsidiary of SL Green Realty Corp., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

21.1 Subsidiaries of the Registrant.

23.1 Consent of Independent Registered Public Accounting Firm.

24.1 Power of Attorney (included on signature page)

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

GRAMERCY CAPITAL CORP.

Dated: March 13, 2006	By:	/s/ Robert R. Foley
Robert R. Foley
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Gramercy Capital Corp. hereby severally constitute Marc Holliday and Robert R. Foley, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Gramercy Capital Corp. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors	March 13, 2006
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer, President	March 13, 2006
Marc Holliday	and Director

/s/ Robert R. Foley	Chief Financial Officer	March 13, 2006
Robert R. Foley

/s/ Hugh F. Hall	Chief Operating Officer and Director	March 13, 2006
Hugh Hall

/s/ Allan J. Baum	Director	March 13, 2006
Allan J. Baum

/s/ Jeffrey E. Kelter	Director	March 13, 2006
Jeffrey E. Kelter

/s/ Paul J. Konigsberg	Director	March 13, 2006
Paul J. Konigsberg

/s/ Charles S. Laven	Director	March 13, 2006
Charles S. Laven