Form 10-Q
period 2006-03-31
GRAMERCY CAPITAL CORP
filed 2006-05-10
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 22,817,642 at May 10, 2006.

GRAMERCY CAPITAL CORP.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 (unaudited)

Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2006 (unaudited)

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Signatures

PART I.    FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Gramercy Capital Corp.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	March 31, 2006 (Unaudited)	December 31, 2005
Assets:
Cash and cash equivalents	$46,001	$70,576
Restricted cash	65,187	53,833
Loans and other lending investments, net	1,481,202	1,163,745
Investment in unconsolidated joint ventures	57,373	58,040
Loans held for sale, net	62,441	42,000
Operating real estate, net	53,059	51,173
Accrued interest	8,904	7,187
Deferred financing costs	17,791	17,488
Deferred costs	2,597	1,894
Derivative instruments, at fair value	5,600	2,271
Other assets	3,489	1,603
Total assets	$1,803,644	$1,469,810

Liabilities and Stockholders’ Equity:
Repurchase agreements	$377,193	$117,366
Collateralized debt obligation	810,500	810,500
Mortgage note payable	41,000	41,000
Management fees payable	1,432	1,329
Incentive fee payable	1,193	1,237
Dividends payable	11,290	10,726
Accounts payable and accrued expenses	13,215	11,561
Other liabilities	16,430	3,687
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	100,000
Total liabilities	1,422,253	1,097,406

Commitments and contingencies	—	—
Minority interest in operating real estate	5,000	—

Stockholders’ Equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 22,817,642 and 22,802,642 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	22	22
Additional paid-in-capital	370,470	369,529
Accumulated other comprehensive income	6,635	2,851
Retained earnings / (deficit)	(736)	2
Total stockholders’ equity	376,391	372,404
Total liabilities and stockholders’ equity	$1,803,644	$1,469,810

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statements of Income
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
Revenues
Investment income	$31,879	$10,250
Rental revenue, net	914	—
Gain on sales and other income	4,197	440
Total revenues	36,990	10,690

Expenses
Interest expense	17,721	2,801
Management fees	3,523	1,668
Incentive fee	1,193	—
Depreciation and amortization	455	22
Marketing, general and administrative	2,770	1,633
Total expenses	25,662	6,124
Income from continuing operations before equity in net loss of unconsolidated joint ventures and taxes	11,328	4,566
Equity in net loss of unconsolidated joint ventures	(727)	—
Income from continuing operations before provision for taxes	10,601	4,566
Provision for taxes	(47)	—
Net income available to common stockholders	$10,554	$4,566

Basic earnings per share:
Net income available to common stockholders	$0.46	$0.24
Diluted earnings per share:
Net income available to common stockholders	$0.44	$0.24
Dividends per common share	$0.50	$0.22
Basic weighted average common shares outstanding	22,807	18,833
Diluted weighted average common shares and common share equivalents outstanding	23,988	19,018

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statement of Stockholders’ Equity
(Unaudited, amounts in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid- In-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive Income
Balance at December 31, 2005	22,803	$22	$369,529	$2,851	$2	$372,404
Net income					10,554	10,554	10,554
Net unrealized gain on derivative instruments				3,784		3,784	3,784
Stock-based compensation — fair value			603			603
Proceeds from stock option exercises	3	—	45			45
Deferred compensation plan, net	12	—	293			293
Cash distributions declared ($0.50 per common share)					(11,292)	(11,292)
Balance at March 31, 2006	22,818	$22	$370,470	$6,635	($736)	$376,391	$14,338

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months ended March 31,
	2006	2005
Operating Activities
Net income available to common stockholders	$10,554	$4,566
Adjustments to reconcile net income available to common stockholders to net cash used / provided by operating activities:
Depreciation and amortization	1,422	22
Amortization of discount on investments	(426)	248
Equity in net loss of unconsolidated joint ventures	727	—
Gain on sale of security interests in operating real estate	1,718	—
Amortization of stock compensation	896	—
Changes in operating assets and liabilities:
New investments in loans held for sale	(62,441)	—
Proceeds from sale of loans held for sale	42,000	—
Accrued interest	(1,717)	126
Other assets	(1,716)	242
Management fees payable	103	1,172
Incentive fee payable	(44)	—
Settlement of derivative instruments	843	—
Accounts payable, accrued expenses and other liabilities	7	74
Net cash used / provided by operating activities	(8,074)	6,450

Investing Activities
New investment originations	(388,621)	(221,157)
Principal collections on investments	74,665	20,776
Investment in operating real estate	(2,107)	—
Proceeds from the sale of security interests in operating real estate	5,000	—
Investment in joint ventures	(60)	—
Change in restricted cash for investments	(3,320)	—
Deferred investment costs	(703)	14
Net cash used in investing activities	(315,146)	(200,367)
Financing Activities
Proceeds from repurchase facilities	315,260	103,406
Repayments of repurchase facilities	(55,434)	—
Settlement of derivative instruments	770	—
Proceeds from stock options exercised	45	—
Net proceeds from sale of common stock	—	59,547
Issuance of trust preferred securities	50,000	—
Deferred financing costs	(1,270)	(1,758)
Dividends paid	(10,726)	(1,951)
Net cash provided by financing activities	298,645	159,244
Net decrease in cash and cash equivalents	(24,575)	(34,673)
Cash and cash equivalents at beginning of period	70,576	39,094
Cash and cash equivalents at end of period	$46,001	$4,421
Supplemental cash flow disclosures
Interest paid	$7,754	$2,661
Income taxes paid	$249	$—

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2006

1.   Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”), was organized in Maryland on April 12, 2004 as a national commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that ensure an equitable balance between risks and return.

Substantially all of our operations are conducted through GKK Capital LP, a Delaware limited partnership, or the Operating Partnership. We, as the sole general partner of, and holder of 100% of the common units of, the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, we consolidate the accounts of the Operating Partnership.

We are externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green. At March 31, 2006, SL Green also owned approximately 25% of the outstanding shares of our common stock. We qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with our taxable year ending December 31, 2004 and expect to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income. Unless the context requires otherwise, all references to “we,” “our,” and “us” means Gramercy Capital Corp.

As of March 31, 2006, we held loans and other lending investments of $1,543,643 net of fees, discounts, repayments, asset sales and unfunded commitments with an average spread to LIBOR of 394 basis points for our floating rate investments and an average yield of 9.41% for our fixed rate investments. As of March 31, 2006, we also held interests in three credit tenant lease, or CTL, investments totaling $110,432 comprised of the remaining 70.7% investment in the entity that owns 200 Franklin Square Drive in Somerset, New Jersey and $57,373 in joint venture investments.

Basis of Quarterly Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2006 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The balance sheet at December 31, 2005 has been derived from the audited financial statement at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Restricted Cash

Restricted cash consists primarily of $47,616 on deposit with the trustee of our collateralized debt obligation, or CDO. Also included are the proceeds of repayments from loans serving as CDO collateral, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for the CDO, which are remitted to us on a quarterly basis in the month following the end of our fiscal quarter, and future funding obligations on certain investments. The remaining $17,571 consists of interest reserves held on behalf of borrowers.

Loans and Investments and Loans Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. We may originate or acquire preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. Should we make such a preferred equity investment, we must determine whether that investment should be accounted for as a loan, joint venture or as an interest in real estate. Our current preferred equity investments do not entitle us to a percentage of the underlying properties’ cash flows from operations or proceeds from a sale or refinancing and are, therefore, accounted for as loans.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. At March 31, 2006 we maintained a reserve of $1,030.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

Mortgage-backed securities, or MBS, are classified as available-for-sale securities. As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of March 31, 2006 that were accounted for as trading securities.

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

Credit Tenant Lease Investments

CTL investments are recorded at cost less accumulated depreciation. Costs directly related to the acquisition of such investments are capitalized. Certain improvements are capitalized when they are determined to increase the useful life of the building. Capitalized items are depreciated using the straight-line method over the shorter of the useful lives of the capitalized item or 40 years for buildings or facilities, the remaining life of the facility for facility improvements, four to seven years for personal property and equipment, and the shorter of the remaining lease term or the expected life for tenant improvements.

Results of operations of properties acquired are included in the Statement of Income from the date of acquisition.

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

As a result of our evaluation under SFAS No. 141 of our acquisition of 200 Franklin Square Drive, we recorded a liability of $889 representing the net value of the acquired below-market lease and assumed lease origination costs. We recognized a decrease of approximately $17 in rental revenue for the three months ended March 31, 2006 for the amortization of the below-market lease and lease origination costs including leasing commissions and tenant improvement costs that would be borne by us, resulting from the reallocation of the purchase price of the property.

As of March 31, 2006, we held interests in three CTL investments totaling $110,432 comprised of the remaining 70.7% investment in the entity that owns 200 Franklin Square Drive in Somerset, New Jersey and $57,373 in joint venture investments.

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

In some instances we may sell all or a portion of our investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. We recognized $1,114 in gains from the sale of two fixed rate debt investments and one fixed rate loan commitment for the three months ended March 31, 2006.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for credit losses. At March 31, 2006 we maintained a reserve for possible credit losses of $1,030 against investments with a carrying value of $69,133.

Deferred Costs

Deferred costs consist of fees and direct costs incurred to originate new investments and are amortized using the effective yield method over the related term of the investment.

In March 2006, we recorded a nonrecurring charge of $525 for third-party professional expenses in connection with a possible business combination involving the acquisition of a publicly-traded commercial real estate finance company with business lines considered by management to be highly complimentary to ours. The decision to expense these costs was made once management concluded the proposed transaction was unlikely to occur on terms advantageous to us.

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

Stock Based Compensation Plans

We have a stock-based compensation plan, described more fully in Note 13. We account for this plan using the fair value recognition provisions of FASB Statement 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.”

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

The fair value of each stock option granted is estimated on the date of grant for awards to co-leased employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2006 and 2005.

	2006	2005
Dividend yield	8.0%	8.4%
Expected life of option	7.0 years	6.9 years
Risk-free interest rate	3.94%	4.16%
Expected stock price volatility	21.0%	19.1%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership which was amended and restated in April 2006) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders. We incurred approximately $1,193 with respect to such Class B limited partner interests for the three months ended March 31, 2006 and none for the three months ended March 31, 2005.

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

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, we use derivatives primarily to hedge the mark-to-market risk of our liabilities with respect to certain of our assets. We may also use derivatives to hedge variability in sales proceeds to be received upon the sale of loans held for sale.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. Gramercy places its cash investments in excess of insured amounts with high quality financial institutions. Our Manager performs ongoing analysis of credit risk concentrations in our debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics. Four investments accounted for more than 22% of the total carrying value of our debt investments as of March 31, 2006 compared to two investments which accounted for more than 24% of the total carrying value of our debt investments as of March 31, 2005. Five investments accounted for approximately 22% of the revenue earned on our debt investments for the three months ended March 31, 2006 compared to two investments which accounted for approximately 31% of the revenue earned on our debt investments for the three months ended March 31, 2005.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standard No. 123(R), or SFAS No. 123(R) “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. The new standard is effective for interim or annual reporting periods beginning after January 1, 2006. The implementation of SFAS No. 123(R) did not have a material effect on our financial position or results of operations for the three months ended March 31, 2006.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in Issue 04-5 are met, a company could be required to consolidate certain of its existing unconsolidated joint ventures. Our adoption of Issue 04-5 for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006 did not have a material effect on our financial position or results of operations for the three months ended March 31, 2006.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, or SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

3.   Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of March 31, 2006 and December 31, 2005 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2006	2005	2006	2005	2006	2005	2006	2005
Whole loans, floating rate	$775,307	$561,388	50%	46%	—	—	310 bps	325 bps
Whole loans, fixed rate	112,192	94,448	7%	8%	9.46%	10.64%	—	—
Subordinate interests in whole loans, floating rate	391,167	362,983	25%	30%	—	—	385 bps	443 bps
Subordinate interests in whole loans, fixed rate	47,888	37,104	3%	3%	9.55%	9.19%	—	—
Mezzanine loans, floating rate	150,057	82,793	10%	7%	—	—	815 bps	858 bps
Mezzanine loans, fixed rate	43,319	43,352	3%	4%	8.88%	8.88%	—	—
Preferred equity, floating rate	11,822	11,795	1%	1%	—	—	900 bps	900 bps
Preferred equity, fixed rate	11,891	11,882	1%	1%	10.28%	10.28%	—	—
Commercial mortgage backed securities	—	—	—	—	—	—	—	—
Total / Average	$1,543,643	$1,205,745	100%	100%	9.41%	9.92%	394 bps	417 bps

(1)             Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)             Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of March 31, 2006, our investment portfolio had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2006	7	$150,630	10%
2007	31	783,436	51%
2008	11	346,430	22%
2009	4	78,632	5%
2010	3	13,043	1%
Thereafter	7	171,472	11%
Total	63	$1,543,643	100%

Weighted average maturity (1)		2.2 years

(1)             The calculation of weighted average maturity is based upon the initial term of the investment and does not include option or extension periods, which may be available to the borrower.

For the three months ended March 31, 2006 and 2005 the Company’s investment income from debt investments was generated by the following investment types:

	Three months ended March 31, 2006		Three months ended March 31, 2005
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$17,360	55%	$2,992	29%
Subordinate interests in whole loans	9,181	29%	5,643	55%
Mezzanine loans	4,595	14%	948	9%
Preferred equity	743	2%	306	3%
CMBS	—	—	361	4%
Total	$31,879	100%	$10,250	100%

At March 31, 2006 and December 31, 2005, our debt investment portfolio had the following geographic diversification:

	2006		2005
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$791,271	51%	$464,054	39%
West	342,057	22%	378,040	31%
South	297,371	19%	258,511	21%
Midwest	85,551	6%	74,949	6%
Various	27,393	2%	30,191	3%
Total	$1,543,643	100%	$1,205,745	100%

In connection with a preferred equity investment we have guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which we have invested in the event of a borrower default under such loan. The loan matures in 2032. This guarantee is considered to be an off-balance-sheet arrangement. As compensation, we received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on our balance sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. Our maximum exposure under this guarantee is approximately $1,452 as of March 31, 2006. Under the terms of the guarantee, the investment sponsor is required to reimburse us for the entire amount paid under the guarantee until the guarantee expires.

4. Investments in Unconsolidated Joint Ventures

South Building at One Madison Avenue, New York, New York

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property. The joint venture is owned 45% by our wholly-owned subsidiary and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests are pari passu. Also on April 29, 2005, the joint venture completed the acquisition of the Property from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the Property. The first mortgage is non-recourse to us. The Property comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term. As of March 31, 2006 the investment has a carrying value of $56,491. For the three months ended March 31, 2006, we recorded our pro rata share of net losses of the joint venture of $400.

101 S. Marengo Avenue, Pasadena, California

On November 29, 2005, we closed on the purchase of a 50% interest in an office building in Pasadena, CA. We also acquired an interest in certain related assets as part of the transaction. The three hundred forty-five thousand square foot office property, which is net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, 10-year fixed-rate first mortgage loan. As of March 31, 2006 the investment has a carrying value of $882. For the three months ended March 31, 2006, we recorded our pro rata share of net losses of the joint ventures of $327.

5. Disposition of Security Interest in Property

200 Franklin Square Drive

On September 6, 2005, we closed on the acquisition of a 100% fee interest in 200 Franklin Square Drive, located in Somerset, New Jersey. The property is a two hundred thousand square foot building which is 100% net leased to Philips Holding USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021. The property was acquired for a purchase price of $50,250, excluding closing costs, and financed with a $41,000, 10-year, fixed-rate first mortgage loan.

On March 31, 2006, following the conversion of the entity that own 200 Franklin Square Drive into a Delaware statutory trust, or DST, we sold approximately 29.3% of our security interests in the DST to a third party. We received consideration of $5,000 in cash equity for these interests and the buyer assumed 29.3% of the DST’s underlying mortgage debt as of the purchase date. This disposition resulted in a net gain of $1,718, after transaction costs, which was recognized during the three months ended March 31, 2006. Minority interest of $5,000 has been recorded on our balance sheet to reflect interests in the DST no longer held by us.

6. Junior Subordinated Debentures

On January 27, 2006, we completed a third issuance of $50,000 in unsecured trust preferred securities through a separate newly formed Delaware statutory trust, Gramercy Capital Trust III, or GCTIII, that is a wholly-owned subsidiary of the Operating Partnership. The securities bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter the rate will float based on the three-month LIBOR plus 270 basis points.

In May and August 2005, we completed issuances of $50,000 each in unsecured trust preferred securities through two Delaware statutory trusts, Gramercy Capital Trust I, or GCTI, and Gramercy Capital Trust II, or GCTII, that are also wholly-owned subsidiaries of the Operating Partnership. The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

All issuances of trust preferred securities require quarterly interest distributions; however, payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if the Operating Partnership exercises its right to defer such payments. The trust preferred securities are redeemable, at the option of the Operating Partnership, in whole or in part, with no prepayment premium any time after June 30, 2010, October 30, 2010 or January 30, 2011 for the securities issued by GCTI, GCTII and GCTIII, respectively.

GCTI, GCTII and GCTIII each issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of those entities to the Operating Partnership for a total purchase price of $4,650. GCTI, GCTII and GCTIII used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Operating Partnership’s junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations. We realized net proceeds from each offering of approximately $48,956.

Our interests in GCTI, GCTII and GCTIII are accounted for using the equity method and the assets and liabilities of those entities are not consolidated into our financial statements. Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the value of the junior subordinated notes, net of our investment in the trusts that issued the securities, are presented as a separate item in our consolidated balance sheet.

7. Collateralized Debt Obligations

During 2005 we issued approximately $1,000,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the Co-Issuer. The CDO consists of $810,500 of investment grade notes, and $84,500 of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $105,000 of preferred shares, which were issued by the Issuer. We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer. The Issuer holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, which serve as collateral for the CDO. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. We incurred approximately $11,770 of issuance costs, which is amortized on a level- yield basis over the average life of the CDO. The Issuer is consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments.

8.  Debt Obligations

Repurchase and Credit Facilities

We have three facilities: one repurchase facility and one credit facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, and one repurchase facility with Goldman Sachs Mortgage Company, or Goldman.

The first facility with Wachovia is a $500,000 repurchase facility. This facility was initially established at $250,000, was increased to $350,000 from $250,000 effective January 3, 2005, and was subsequently increased to $500,000 effective April 22, 2005. As part of the April 2005 increase to $500,000, the initial term of the facility was modified to reflect staggered maturities in which $250,000 matures in August 2007, $150,000 matures in December 2007 and the remaining $100,000 matures in June 2008. On March 21, 2006 we further modified the facility by reducing the interest spreads. As a result of the modifications, the $500,000 facility bears interest at spreads of 1.00% to 2.50% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 100% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $198,427 at a weighted average spread to LIBOR of 1.03% and $67,717 at a weighted average spread to LIBOR of 1.50% under this facility at March 31, 2006 and December 31, 2005, respectively. We can utilize the $25,000 revolving credit facility described below to fund requirements for additional collateral pursuant to the repurchase facility or to fund the acquisition of assets.

Borrowings under the Wachovia facility at March 31, 2006 and December 31, 2005 were secured by the following investments:

	Carrying Value (1)
Investment Type	2006	2005
Whole loans	$134,946	$33,223
Subordinate interests in whole loans	131,266	74,689
CDO securities(2)	49,500	49,500
CMBS	—	—
Total	$315,712	$157,412

(1)             Approximates fair value.

(2)             Represents the BB rated securities in our CDO that were retained by us.

The second facility with Wachovia is a $25,000 revolving credit facility with a term of two years. Amounts drawn under this facility for liquidity purposes bear interest at a rate equal to a spread over LIBOR of 525 basis points. Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points. Amounts drawn under this facility for liquidity purposes must be repaid within 105 days. Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied. These covenants are generally more restrictive than those set forth below. At March 31, 2006 and 2005, we had no borrowings under this facility.

We have an additional repurchase facility of $200,000 with Goldman. This facility has an initial term of three years expiring in January 2008 with one six-month extension option. On March 21, 2006, we modified this facility by reducing the interest spreads. As a result of the modifications, the facility bears interest at spreads of 1.00% to 2.25% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 40% to 85% based upon the collateral provided under a borrowing base calculation. As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $178,766 at a weighted average spread to LIBOR of 1.43% and accrued interest of $163 and borrowings of $49,648 at a weighted average spread to LIBOR of 1.71% under this facility at March 31, 2006 and December 31, 2005, respectively.

Borrowings under the Goldman facility at March 31, 2006 and December 31, 2005 were secured by the following investments:

	Carrying Value (1)
Investment Type	2006	2005
Whole loans	$265,458	$59,457
Total	$265,458	$57,491

(1)                    Approximates fair value.

The terms of both of our repurchase facilities and our credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $10,000 for the first two years and $15,000 thereafter, (c) requires our fixed charge coverage ratio to be at no time less than 1.50 to 1.00, (d) requires our minimum interest coverage ratio to be at no time less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129,750, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness. The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain our REIT status. Under our facility with Wachovia, an event of default will be triggered if GKK Manager LLC ceases to be our Manager. As of March 31, 2006 and December 31, 2005, we were in compliance with all such covenants.

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

Mortgage Loan

We have one consolidated interest-only mortgage loan of $41,000 that bears interest at a fixed rate of 4.90% and has a term of ten years, resulting in a balloon payment in 2015. This mortgage was used to finance our initial acquisition of 200 Franklin Square Drive for approximately $50,250, excluding closing costs, in September 2005. On March 31, 2006, following the conversion of the entity that owns 200 Franklin Square Drive to a DST, we sold approximately 29.3% of our security interests in the DST to a third party, at which time the purchaser assumed a proportionate share of the underlying mortgage debt on the property.

Combined aggregate principal maturities of our consolidated CDO, repurchase facilities, trust preferred securities, mortgage note payable and revolving credit facility as of March 31, 2006 are as follows:

	Collateralized Debt Obligations	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable		Revolving Credit Facility	Total
2006	$—	$—	$—	$—		$—	$—
2007	—	198,427	—	—		—	198,427
2008	—	178,766	—	—		—	178,766
2009	—	—	—	—		—	—
2010	—	—	—	—		—	—
Thereafter	810,500	—	150,000	41,000	(1)	—	1,001,500
Total	$810,500	$377,193	$150,000	$41,000		—	$1,378,693

(1) We have a 70.7% interest in the entity that is the obligor under the mortgage note.

9. Operating Partnership Agreement / Manager

At March 31, 2006, we owned all of the Class A limited partnership interests in our Operating Partnership. At March 31, 2006, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are among our executive officers, which interests are subject to performance thresholds.

At March 31, 2006, the majority of the interests in our Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are among our executive officers, which interests are subject to performance thresholds.

10.  Related Party Transactions

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006. The amended and restated agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities. We incurred expense to our Manager under this agreement of an aggregate of approximately $2,236 and $1,204 for the three months ended March 31, 2006 and 2005, respectively.

To provide an incentive for our Manager to enhance the value of the common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership which was amended and restated in April 2006) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. We incurred approximately $1,193 of incentive distribution expense for the three months ended March 31, 2006 and none for 2005.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsourcing agreement currently provides for a fee payable by us of $1,288 per year, increasing 3% annually over the prior year. For the three months ended March 31, 2006 and 2005, we realized expense of

$322 and $313, respectively, to our Manager under the outsourcing agreement. For the three months ended March 31, 2006 and 2005, we realized expense of $460 and $151, respectively, to our Manager under the asset servicing agreement.

In connection with the closing of our CDO in July 2005, the Issuer entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager, our Board of Directors has allocated to our Manager the portion of the subordinate collateral management fee paid on securities not held by us. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the three months ended March 31, 2006 we realized expense of $500 to our Manager under the collateral management agreement.

The amended and restated management agreement provides that in connection with formations of future collateralized debt obligations or other securitization vehicles, if a collateral manager is retained, our Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for transitional “managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for non-transitional “managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. The balance of the fees paid by the CDO for collateral management services are paid to us.

In connection with the 5,500,000 shares of common stock that were sold on December 3, 2004 and settled on December 31, 2004 and January 3, 2005 in a private placement, we agreed to pay our Manager a fee of $1,000 as compensation for financial advisory, structuring and costs incurred on our behalf.  This fee was recorded as a reduction in the proceeds of the private placement. Apart from legal fees and stock clearing charges totaling $245, no other fees were paid by us to an investment bank, broker/dealer or other financial advisor in connection with the private placement, resulting in total costs of 1.3% of total gross proceeds.

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

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten. For the three months ended March 31, 2006 we paid $62 under this lease.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us. Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman. The aggregate amount of fees paid by us for such services for the three months ended March 31, 2006 and 2005 was less than $1.

SL Green Operating Partnership, L.P. has invested $75,000 and $6,100 in preferred equity interests that are subordinate to two of our investments with book values of $26,818 and $6,443, respectively, as of March 31, 2006 and $29,026 and $6,441, respectively, as of December 31, 2005.

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

On February 27, 2006, we closed on the purchase of a $90,000 whole loan, which bears interest at 30-day LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder. The loan is secured by an office building in Bridgewater, New Jersey.

On March 17, 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at 30-day LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The loan is secured by office and industrial properties in northern New Jersey.

During the three months ended March 31, 2006, we earned fees of $162,500 from SL Green representing SL Green’s proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

11. Deferred Costs

Deferred costs at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
Deferred financing	$21,817	$20,553
Deferred acquisition	3,115	2,210
	24,932	22,763
Less accumulated amortization	(4,544)	(3,381)
	$20,388	$19,382

Deferred financing costs relate to our existing repurchase and credit facilities with Wachovia and Goldman, our CDO, the trust preferred securities and our mortgage note. These costs are amortized on a straight-line basis to interest expense based on the remaining term of the related financing.

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

Cash equivalents, accrued interest, and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. The carrying value of our CDO, repurchase and credit facilities approximate fair value because they bear interest at floating rates, which we believe, for facilities with a similar risk profile, reasonably approximate market rates. Our junior subordinated debentures reasonably approximate fair value based upon the amount at which similarly issued instruments have been valued. Our fixed rate mortgage payable is carried at its unpaid principal balance, which approximates fair value due to the short period of time the note has been outstanding. Loans and commercial mortgage backed securities are carried at amounts, which reasonably approximate their fair value as determined by our Manager. The fair value of our fixed-rate debt investments as determined by our Manager in consultation with market dealers of such instruments as of March 31, 2006 were determined to be carried at their fair value.

Disclosure about fair value of financial instruments is based on pertinent information available to us at March 31, 2006. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

13. Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations. As of March 31, 2006, 350,000 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan. These shares have a vesting period of three to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

On December 3, 2004, we sold 5,500,000 shares of common stock, at a price of $17.27 per share, resulting in net proceeds of approximately $93,740 under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock. Of the 5,500,000 shares sold, 2,000,000 shares were settled on December 31, 2004 and the remaining 3,500,000 shares were settled on January 3, 2005.

On September 14, 2005, we sold 3,833,333 shares of common stock, at a price of $25.80 per share, resulting in net proceeds of approximately $97,830. A total of 2,875,000 shares were sold through public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock. After this offering, SL Green Operating Partnership, L.P. owned 5,668,333 shares of our common stock. Net proceeds were used for acquisitions, repayment of outstanding principal under one of our repurchase facilities and general corporate purposes.

In August 2005 our $350,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC. This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants. We currently have $251,100 available under the shelf.

As of March 31, 2006, 22,817,642 shares of common stock and no shares of preferred stock were issued and outstanding.

Equity Incentive Plan

As part of our initial public offering, we instituted our Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At March 31, 2006, approximately 901,432 shares of common stock were available for issuance under the Equity Incentive Plan.

Management and outsourcing fees paid to our Manager and SL Green Operating Partnership, L.P. are sufficient to reimburse our Manager and SL Green Operating Partnership, L.P. for the applicable compensation, including payroll taxes, of the employees who provide services to Gramercy pursuant to the confirmatory addendum to the Management Agreement between Gramercy, our Manager and the Operating Partnership. These awardees are considered co-leased employees. Options granted under the Equity Incentive Plan to recipients who are co-leased employees of Gramercy are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant. In some instances, options may be granted under the Equity Incentive Plan to persons who provide significant services to us or our affiliates, but are not considered co-leased employees because compensation for their services is not covered by our management agreement or outsourcing agreement. Options granted to recipients that are not co-leased employees have the same terms as those issued to co-leased employees except as it relates to any performance-based provisions within the grant. To the extent there are performance provisions associated with a grant to a recipient who is not a co-leased employee, an estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date. If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

A summary of the status of our stock options as of March 31, 2006 and December 31, 2005 are presented below:

	March 31, 2006		December 31, 2005
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	733,584	$16.47	640,500	$15.05
Granted	174,500	$23.18	236,000	$19.62
Exercised	(3,000)	$15.00	(131,249)	$15.01
Lapsed or cancelled	(9,000)	$16.24	(11,667)	$18.20
Balance at end of period	896,084	$17.79	733,584	$16.47

All options were granted within a price range of $15.00 to $23.53. The remaining weighted average contractual life of the options was 8.8 years. Compensation expense of $86 and $16 was recorded for the three months ended March 31, 2006 and 2005, respectively, related to the issuance of stock options.

Through March 31, 2006, 350,000 restricted shares had been issued under the Equity Incentive Plan, of which 31% have vested.  The unvested shares are not currently entitled to receive distributions declared by us on our common stock until such time as the shares have vested. Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of our Board of Directors. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $356 and $627 was recorded for the three months ended March 31, 2006 and 2005, respectively, related to the issuance of restricted shares.

Outperformance Plan

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares. If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established. In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved. Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established. The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP

Units. Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green.  We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R). Compensation expense of $293 was recorded for the three months ended March 31, 2006 related to the 2005 Outperformance Plan.

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

As of March 31, 2006 there were approximately 9,106 phantom stock units outstanding, of which 3,106 units are vested.

Earnings per Share

Earnings per share for the three months ended March 31, 2006 and 2005 is computed as follows:

	Three Months ended March 31,
Numerator (Income)	2006	2005
Basic Earnings:
Net income available to common stockholders	$10,554	$4,566
Effect of dilutive securities	—	—
Diluted Earnings:
Net income available to common stockholders	$10,554	$4,566

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	22,807	18,833
Effect of Diluted Securities:
Stock-based compensation plans	1,178	185
Phantom stock units	3	—
Diluted Shares	23,988	19,018

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

The following is a schedule of future minimum lease payments under our operating lease as of March 31, 2006.

Operating Lease
2006	$190
2007	256
2008	261
2009	265
2010	283
Thereafter	1,351
Total minimum lease payments	$2,606

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

The following table summarizes the notional and fair value of our derivative financial instrument at March 31, 2006. All derivative instruments have been designated as cash flow hedges. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	3 month LIBOR	$40,000	4.420%	7/2005	2/2014	$1,933
Interest Rate Swap	1 month LIBOR	3,465	4.280%	7/2005	12/2009	99
Interest Rate Swap	1 month LIBOR	31,686	3.855%	7/2005	11/2009	1,341
Interest Rate Swap	1 month LIBOR	3,960	4.959%	12/2005	12/2015	85
Interest Rate Swap	1 month LIBOR	61,603	4.760%	1/2006	3/2015	1,916
Interest Rate Swap	1 month LIBOR	6,402	4.760%	1/2006	3/2015	199
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(3)
Interest Rate Cap	3 month LIBOR	23,713	5.700%	11/2005	12/2007	27
Interest Rate Cap	1 month LIBOR	14,120	5.500%	12/2005	1/2007	3
Total		$188,414				$5,600

At March 31, 2006, the derivative instruments were reported as an asset at their fair value of $5,600. Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $6,635. During the three months ended March 31, 2005 we reclassified through earnings $943 representing the gains and losses previously reported in Accumulated Other Comprehensive Income, which were reclassified into earnings at the same time that the forecasted transaction associated with derivative instrument affected earnings. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

We are hedging exposure to variability in future interest payments on our debt facilities and cash flows for future transactions except in the case of swaps we may enter into from time to time, including TROR swaps, which are intended to hedge proceeds from the sale of fixed rate mortgage loan assets held as available for sale.

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

For the three months ended March 31, 2006, we recorded $47 of income tax expense in income from continuing operations for income attributable our wholly-owned taxable REIT subsidiaries. We have assumed an effective tax rate for the three months ended March 31, 2006 of 40% taking into consideration the anticipated applicable U.S. federal statutory tax rate at March 31, 2006 of 34% and state and local taxes, net of federal tax benefit.

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

20.                               Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash investing and financing activities:

	2006	2005
Derivative instruments at fair value	$5,600	$839

21.                               Subsequent Events

On May 9, 2006, we originated a $90,287 first mortgage loan, which bears interest at 30-day LIBOR plus 2.75%, to a joint venture in which SL Green is an equity holder. The loan is secured by office properties in Northern New Jersey.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a national commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that ensure an equitable balance between risks and return. We conduct substantially all of our operations through our operating partnership, GKK Capital LP. We are externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green. We have elected to be taxed as a REIT under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders. However, we may establish TRSs to effect various taxable transactions. Those TRSs would incur federal, state and local taxes on the taxable income from their activities. Unless the context requires otherwise, all references to “we,” “our” and “us” mean Gramercy Capital Corp.

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

Because of the high relative valuation of debt instruments in the current market and a generally increasing rate environment, we have carefully managed our exposure to interest rate changes that could affect our liquidity. We generally match our assets and liabilities in terms of base interest rate (generally 30-day LIBOR) and expected duration. We raised $95.0 million of additional equity in December 2004 and January 2005 to reduce our outstanding indebtedness and maintain sufficient liquidity for our investment portfolio. We have sold a total of $150.0 million of trust preferred securities in three $50.0 million issuances in May and August 2005 and January 2006 through wholly-owned subsidiaries of the Operating Partnership with 30 year terms. The securities issued in May bear interest at a fixed rate of 7.57% for the first ten years ending, the securities issued in August bear interest at a fixed rate of 7.75% for the first ten years and the securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years. After the first ten years, the 2005 issuances bear interest at three-month LIBOR plus 300 basis points while the 2006 issuance bears interest at three-month LIBOR plus 270 basis points. The proceeds from the issuances of the trust preferred securities were used to fund existing and future investment opportunities. In July 2005 we closed on $1.0 billion of collateralized debt obligations, or CDO, which extended the term of our liabilities and reduced our overall cost of funds with respect to debt investments financed by the CDO and previously financed by our repurchase agreements, to approximately 49 basis points over LIBOR, excluding transaction costs. The proceeds of the CDO were used to refinance our repurchase facilities and to fund additional investment activities. In September 2005 we sold 3,833,333 shares of common stock resulting in net proceeds of approximately $97.8 million, which was used to fund acquisitions, repay outstanding principal amounts under our repurchase facilities and for general corporate purposes. In April 2006 we received a commitment from a commercial banking institution for a $100,000 unsecured credit facility with an initial term of ten years and interest spreads between 1.90% and 2.10%.

As of March 31, 2006, we held loans and other lending investments of $1,543,643 net of fees, discounts, repayments, asset sales and unfunded commitments with an average spread to LIBOR of 394 basis points for our floating rate investments and an average yield of 9.41% for our fixed rate investments. As of March 31, 2006 we also held interests in three CTL investments totaling $110,432 comprised of the remaining 70.7% investment in the entity that owns 200 Franklin Square Drive in Somerset, New Jersey and $57,373 in joint venture investments.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of March 31, 2006 and December 31, 2005 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2006	2005	2006	2005	2006	2005	2006	2005
Whole loans, floating rate	$775,307	$561,388	50%	46%	—	—	310 bps	325 bps
Whole loans, fixed rate	112,192	94,448	7%	8%	9.46%	10.64%	—	—
Subordinate interests in whole loans, floating rate	391,167	362,983	25%	30%	—	—	385 bps	443 bps
Subordinate interests in whole loans, fixed rate	47,888	37,104	3%	3%	9.55%	9.19%	—	—
Mezzanine loans, floating rate	150,057	82,793	10%	7%	—	—	815 bps	858 bps
Mezzanine loans, fixed rate	43,319	43,352	3%	4%	8.88%	8.88%	—	—
Preferred equity, floating rate	11,822	11,795	1%	1%	—	—	900 bps	900 bps
Preferred equity, fixed rate	11,891	11,882	1%	1%	10.28%	10.28%	—	—
Commercial mortgage backed securities	—	—	—	—	—	—	—	—
Total / Average	$1,543,643	$1,205,745	100%	100%	9.41%	9.92%	394 bps	417 bps

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

Loans and Investments and Loans Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. We may originate or acquire preferred equity interests that allow us to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing. Should we make such a preferred equity investment, we must determine whether that investment should be accounted for as a loan, joint venture or as an interest in real estate. Our current preferred equity investments do not entitle us to a percentage of the underlying properties’ cash flows from operations or proceeds from a sale or refinancing and are, therefore, accounted for as loans.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. At March 31, 2006 we maintained a reserve of $1,030.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

Mortgage-backed securities, or MBS, are classified as available-for-sale securities. As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of March 31, 2006 that were accounted for as trading securities.

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

Credit Tenant Lease Investments

CTL investments are recorded at cost less accumulated depreciation. Costs directly related to the acquisition of such investments are capitalized. Certain improvements are capitalized when they are determined to increase the useful life of the building. Capitalized items are depreciated using the straight-line method over the shorter of the useful lives of the capitalized item or 40 years for buildings or facilities, the remaining life of the facility for facility improvements, four to seven years for personal property and equipment, and the shorter of the remaining lease term or the expected life for tenant improvements.

Results of operations of properties acquired are included in the Statement of Income from the date of acquisition.

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

As a result of our evaluation under SFAS No. 141 of our acquisition of 200 Franklin Square Drive, we recorded a liability of $889 representing the net value of the acquired below-market lease and assumed lease origination costs. We recognized a decrease of approximately $17 in rental revenue for the three months ended March 31, 2006 for the amortization of the below-market lease and lease origination costs including leasing commissions and tenant improvement costs that would be borne by us, resulting from the reallocation of the purchase price of the property.

As of March 31, 2006, we held interests in three CTL investments totaling $110,432 comprised of the remaining 70.7% investment in the entity that owns 200 Franklin Square Drive in Somerset, New Jersey and $57,373 in joint venture investments.

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

In some instances we may sell all or a portion of our investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. We recognized $1,114 in gains from the sale of two fixed rate debt investments and one fixed rate loan commitment for the three months ended March 31, 2006.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for credit losses. At March 31, 2006 we maintained a reserve for possible credit losses of $1,030 against investments with a carrying value of $69,133.

Stock Based Compensation Plans

We have a stock-based compensation plan, described more fully in Note 13. We account for this plan using the fair value recognition provisions of FASB Statement 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.”

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

The fair value of each stock option granted is estimated on the date of grant, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2006 and 2005.

	2006	2005
Dividend yield	8.0%	8.4%
Expected life of option	7.0 years	6.9 years
Risk-free interest rate	3.94%	4.16%
Expected stock price volatility	21.0%	19.1%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership which was amended and restated in April 2006) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders. We incurred approximately $1,193 with respect to such Class B limited partner interests for the three months ended March 31, 2006 and none for the three months ended March 31, 2005.

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

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, we use derivatives primarily to hedge the mark-to-market risk of our liabilities with respect to certain of our assets. We may also use derivatives to hedge variability in sales proceeds to be received upon the sale of loans held for sale.

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

Results of Operations (Amounts in thousands)

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

Revenues

	2006	2005	$ Change
Investment income	$31,879	$10,250	$21,629
Rental revenue, net	914	—	914
Gain on sales and other income	4,197	440	3,757
Total revenues	$36,990	$10,690	$26,300

Equity in net loss of unconsolidated joint ventures	($727)	$—	($727)

Investment income is generated on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments. For the three months ended March 31, 2006, $5,430 was earned on fixed rate investments while the remaining $26,449 was earned on floating rate investments. The increase over the prior year is due to a significantly higher number of investments in 2006 versus 2005.

Rental revenue of $914 in 2006 was earned on 200 Franklin Square Drive, which was acquired in September 2005. This amount includes the effect of adjustments for straight-line rent and FASB 141 adjustments for below-market leases. We did not hold any real estate investments during the same period in 2005.

Other income of $4,197 for the three months ended March 31, 2006 is comprised primarily of income recorded on the sale of two fixed rate debt investments and one debt commitment of $1,114, and the gain on the sale of security interests in the entity that owns 200 Franklin Square Drive of $1,718. The remaining increase over the prior year is primarily attributable to interest on restricted cash balances in the CDO (which was not in place in the same period of 2005) and other cash balances held by us. For the three months ended March 31, 2005, other income of $440 was comprised primarily of the gain on the sale of one fixed rate debt investment of $413 and interest income on cash balances.

The loss on investments in unconsolidated joint ventures of $727 for the three months ended March 31, 2006 represents our proportionate share of the losses generated by our joint venture interests including $1,880 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $1,153. We did not maintain any joint venture investments during the same period of 2005. Our use of FFO as an important financial measure is discussed in more detail below.

Expenses

	2006	2005	$ Change
Interest expense	$17,721	$2,801	$14,920
Management fees	3,523	1,668	1,855
Incentive fee	1,193	—	1,193
Depreciation and amortization	455	22	433
Marketing, general and administrative	2,770	1,633	1,137
Provision for taxes	47	—	47
Total expenses	$25,709	$6,124	$19,585

Interest expense was $17,721 for the three months ended March 31, 2006 compared to $2,801 for the three months ended March 31, 2005. Interest expense for the three months ended March 31, 2006 consisted primarily of $10,130 of interest on the investment grade tranches of our CDO (which was not in place during the same period in 2005), $3,524 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, and $2,555 of expense accrued against our three $50,000 issuances of trust preferred securities. The $2,801 of interest expense during the same period in 2005 was comprised primarily of interest on borrowings on the master repurchase facility with Wachovia and Goldman and the amortization of deferred financing costs.

Management fees increased $1,855 for the three months ended March 31, 2006 to $3,523 versus $1,668 for the same period in 2005 due primarily to an increase in our stockholder’s equity and the issuance of $150,000 of trust preferred securities, on which management fees are based. The remaining increase is comprised of $500 paid or payable to our Manager under the CDO collateral management agreement in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on investments in the CDO under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsourcing and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsourcing agreement.

We recorded an incentive fee expense of $1,193 during the three months ended March 31, 2006 in accordance with requirements of the partnership agreement of the Operating Partnership which entitles owners of Class B limited partner interests in the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the amended and restated partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). This threshold was not reached during the same period in 2005 and, consequently, no expense was recorded.

The increase in marketing, general and administrative expenses of $1,137 for the three months ended March 31, 2006 versus the same period in 2005 was due primarily to a nonrecurring charge of $525 for third-party professional expenses in connection with a possible business combination involving the acquisition of a publicly-traded commercial real estate finance company with business lines considered by management to be highly complementary to ours. The decision to expense these costs was made once management concluded the proposed transaction was unlikely to occur on terms advantageous to us. The remaining increase reflects higher professional fees, stock-based compensation, insurance and general overhead costs.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDO; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings, 6) issuances of trust preferred securities and, to a lesser extent, 7) the proceeds from principal payments on our investments, and 8) the sale or syndication of certain of our debt investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Our inability to renew, replace or expand our sources of financing on substantially similar terms, may have an adverse effect on our business and results of operations. In addition, an event of default is triggered under our repurchase facility with Wachovia if the management agreement with our Manager is terminated. Depending on market conditions, our debt financing will generally be in the range of 70% to 80% of the carrying value of our total assets. Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties in connection with such debt. Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, our debt may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock. In addition, posting additional collateral to support our credit and repurchase facilities will reduce our liquidity and limit our ability to leverage our assets.

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

Cash Flows (Amounts in thousands)

Net cash from operating activities decreased $14,524 to a use of cash of $8,074 for the three months ended March 31, 2006 compared to cash provided of $6,450 for the three months ended March 31, 2005. Operating cash flow was generated primarily by interest income on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans and preferred equity interests and gains on loan sales. Increased cash flow from a larger number of investments in 2006 versus 2005 was offset primarily by a $20,441 net use of cash related to the origination of investments held for sale at March 31, 2006 whereas we did not originate any loans that were held for sale during the three months ended March 31, 2005.

Net cash used in investing activities increased $114,779 to $315,146 for the three months ended March 31, 2006 compared to $200,367 used during the three months ended March 31, 2005. The primary reason for the additional use of cash is related to increased debt investment originations of $167,464, offset by higher principal collections on our debt investments of $53,889.

Net cash provided by financing activities increased $139,400 to $298,645 for the three months ended March 31, 2006 compared to $159,244 provided during the same period in 2005. This increase was due primarily to higher net borrowings on our repurchase facilities of $156,420 and proceeds from the sale of trust preferred securities in January 2006 of $50,000, offset by reduced proceeds from the issuance of common stock of $59,547 and an increase in the dividend paid to our common shareholders.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200,000. On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172.9 million, which was used to fund investments and commence our operations. As of March 31, 2006, 350,000 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan. These shares have a vesting period of three to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

On December 3, 2004, we sold 5,500,000 shares of common stock resulting in net proceeds of approximately $93.7 million under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock. Of the 5,500,000 shares sold, 2,000,000 shares were settled on December 31, 2004 and the remaining 3,500,000 shares were settled on January 3, 2005.

On September 14, 2005, we sold 3,833,333 shares of common stock resulting in net proceeds of approximately $97.8 million. A total of 2,875,000 shares were sold through public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock. After this offering, SL Green Operating Partnership, L.P. owned 5,668,333 shares of our common stock. Net proceeds were used for acquisitions, repayment of outstanding principal under one of our repurchase facilities and general corporate purposes.

In August 2005 our $350 million shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC. This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants. We currently have $251.1 million available under the shelf.

As of March 31, 2006, 22,817,642 shares of common stock and no shares of preferred stock were issued and outstanding.

Outperformance Plan (Amounts in thousands except per share data)

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares. If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established. In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved. Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. Under the 2005 Outperformance

Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established. The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green.  We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R). Compensation expense of $293 was recorded for the three months ended March 31, 2006 related to the 2005 Outperformance Plan.

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

As of March 31, 2006 there were approximately 9,106 phantom stock units outstanding, of which 3,106 units are vested.

Market Capitalization

At March 31, 2006, our CDO and borrowings under our repurchase facilities, revolving credit facility and mortgage loans (excluding our share of joint venture debt of $335.5 million) represented 68% of our consolidated market capitalization of $1.8 billion (based on a common stock price of $24.93 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2006). Market capitalization includes our consolidated debt and common stock.

Indebtedness

The table below summarizes borrowings under our Wachovia and Goldman repurchase facilities and any consolidated mortgage debt or term loans at March 31, 2006 and 2005, respectively (amounts in thousands).

	March 31, 2006	December 31, 2005
Debt Summary:
Balance:
Fixed rate	$41,000 (1)	$—
Variable rate	377,193	342,291
Total	$418,193	$342,291

Effective interest rate for the period:
Fixed rate	4.90%	—
Variable rate	LIBOR + 1.22%	LIBOR + 2.07%

(1) We have a 70.7% interest in the entity that is the obligor under the mortgage note.

Repurchase Facilities

We have two repurchase facilities with an aggregate of $700 million of total debt capacity. In August 2004 we closed on a $250 million repurchase facility with Wachovia. This facility was then increased to $350 million on January 3, 2005 and subsequently increased to $500 million on April 22, 2005. As part of the April 2005 increase to $500 million, the initial term of this facility was modified to reflect a staggered term in which $250 million matures in August 2007, $150 million matures in December 2007 and the remaining $100 million matures in June 2008. On March 21, 2006 we further modified the facility by reducing the interest spreads. As a result of the modifications, the $500,000 facility bears interest at spreads of 1.00% to 2.50% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 100% based upon the collateral provided under a borrowing base calculation. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $198,427 at a weighted average spread to LIBOR of 1.03% and $67,717 at a weighted average spread to LIBOR of 1.50% under this facility at March 31, 2006 and December 31, 2005, respectively. We can utilize the $25 million revolving credit facility described below to fund requirements for additional collateral pursuant to the repurchase facility or to fund the acquisition of assets.

On January 3, 2005, we closed an additional repurchase facility of $200 million with Goldman. This facility has an initial term of three years expiring in January 2008 with one six-month extension option. On March 21, 2006 we modified this facility by reducing the interest spreads. As a result of the modifications, the facility bears interest at spreads of 1.00% to 2.25% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 40% to 85% based upon the collateral provided under a borrowing base calculation. As with the Wachovia repurchase facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $178,766 at a weighted average spread to LIBOR of 1.43% and accrued interest of $163 and borrowings of $49,648 at a weighted average spread to LIBOR of 1.71% under this facility at March 31, 2006 and December 31, 2005, respectively.

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

Credit Facility

We have one $25 million credit facility with Wachovia with a term of two years. Amounts drawn under this facility for liquidity purposes bear interest at a spread over LIBOR of 525 basis points. Amounts drawn under this facility for acquisition purposes bear interest at a spread over LIBOR of 225 basis points. Amounts drawn under this facility for liquidity purposes must be repaid within 105 days. Amounts drawn under this facility generally will be secured by assets established under a borrowing base calculation unless certain financial covenants are satisfied. These covenants are generally more restrictive than those set forth below. We had no borrowings under this facility at March 31, 2006 and 2005.

The credit facility requires that we pay down borrowings under this facility as principal payments on our loans and investments pledged to this facility are received.

Restrictive Covenants

The terms of both of our repurchase facilities and our credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of our total assets, (b) require us to maintain minimum liquidity of at least $10 million for the first two years and $15 million thereafter, (c) requires our fixed charge coverage ratio to be at no time less than 1.50 to 1.00, (d) requires our minimum interest coverage ratio to be at no time less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129.75 million, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness. The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts, or NAREIT) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain our REIT status. Under our facility with Wachovia, an event of default will be triggered if our Manager ceases to be our Manager. As of March 31, 2006 and December 31, 2005, we were in compliance with all such covenants.

Mortgage Loan

We have one consolidated interest-only mortgage loan of $41,000 that bears interest at a fixed rate of 4.90% and has a term of ten years, resulting in a balloon payment in 2015. This mortgage was used to finance our initial acquisition of 200 Franklin Square Drive for approximately $50,250, excluding closing costs, in September 2005. On March 31, 2006, following the conversion of the entity that owns 200 Franklin Square Drive to a DST, we sold approximately 29.3% of our security interests in the DST to a third party, at which time the purchaser assumed a proportionate share of the underlying mortgage debt on the property.

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

Junior Subordinated Debentures

On January 27, 2006, we completed a third issuance of $50,000 in unsecured trust preferred securities through a separate newly formed Delaware statutory trust, Gramercy Capital Trust III, or GCTIII, that is a wholly-owned subsidiary of the Operating Partnership. The securities bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter the rate will float based on the three-month LIBOR plus 270 basis points.

In May and August 2005, we completed issuances of $50,000 each in unsecured trust preferred securities through two Delaware statutory trusts, Gramercy Capital Trust I, or GCTI, and Gramercy Capital Trust II, or GCTII, that are also wholly-owned subsidiaries of the Operating Partnership. The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

All issuances of trust preferred securities require quarterly interest distributions; however, payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if the Operating Partnership exercises its right to defer such payments. The trust preferred securities are redeemable, at the option of the Operating Partnership, in whole or in part, with no prepayment premium any time after June 30, 2010, October 30, 2010 or January 30, 2011 for the securities issued by GCTI, GCTII and GCTIII, respectively.

GCTI, GCTII and GCTIII each issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of those entities to the Operating Partnership for a total purchase price of $4,650. GCTI, GCTII and GCTIII used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Operating Partnership’s junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations. We realized net proceeds from each offering of approximately $48,956.

Our interests in GCTI, GCTII and GCTIII are accounted for using the equity method and the assets and liabilities of those entities are not consolidated into our financial statements. Interest on the junior subordinated notes is included in interest expense on our consolidated income statements while the value of the junior subordinated notes, net of our investment in the trusts that issued the securities, are presented as a separate item in our consolidated balance sheet.

Contractual Obligations

Combined aggregate principal maturities of our CDO, repurchase facilities, trust preferred securities, revolving credit facility and our obligations under our management agreement, outsourcing agreement, CDO collateral management agreement and operating lease as of March 31, 2006 are as follows (amounts in thousands):

	CDO	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable(2)	Revolving Credit Facility	Outsourcing and Management Agreements(1)	CDO Collateral Management Agreement	Operating Lease	Total
2006	$—	$—	$—	$—	$—	$8,006	$1,526	$190	$9,722
2007	—	198,427	—	—	—	10,666	2,026	256	211,375
2008	—	178,766	—	—	—	10,706	2,026	261	191,759
2009	—	—	—	—	—	10,748	2,026	265	13,039
2010	—	—	—	—	—	—	1,092	283	1,375
Thereafter	810,500	—	150,000	41,000	—	—	—	1,351	1,002,851
Total	$810,500	$377,193	$150,000	$41,000	—	$40,126	$8,696	$2,606	$1,430,121

(1)          Management fee is calculated as 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) on March 31, 2006, inclusive of the trust preferred securities issued on May 20, 2005, August 9, 2005 and January 27, 2006.

(2)          We have a 70.7% interest in the entity that holds the mortgage.

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

Related Party Transactions (Amounts in thousands)

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006. The amended and restated agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities. We incurred expense to our Manager under this agreement of an aggregate of approximately $2,236 and $1,204 for the three months ended March 31, 2006 and 2005, respectively.

At March 31, 2006, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are among our executive officers, which interests are subject to performance thresholds. To provide an incentive for our Manager to enhance the value of the common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership which was amended and restated in April 2006) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. We incurred approximately $1,193 of incentive distribution expense for the three months ended March 31, 2006 and none for 2005.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsourcing agreement currently provides for a fee payable by us of $1,288 per year, increasing 3% annually over the prior year. For the three months ended March 31, 2006 and 2005, we realized expense of $322 and $313, respectively, to our Manager under the outsourcing agreement. For the three months ended March 31, 2006 and 2005, we realized expense of $460 and $151, respectively, to our Manager under the asset servicing agreement.

In connection with the closing of our CDO in July 2005, the Issuer entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager, our Board of Directors has allocated to our Manager the portion of the subordinate collateral management fee paid on securities not held by us. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the three months ended March 31, 2006 we realized expense of $500 to our Manager under the collateral management agreement.

The amended and restated management agreement provides that in connection with formations of future collateralized debt obligations or other securitization vehicles, if a collateral manager is retained, our Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for transitional “managed” CDOs, (ii)  0.15% per annum of the book value of the assets owned for non-transitional “managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. The balance of the fees paid by the CDO for collateral management services are paid to us.

In connection with the 5,500 shares of common stock that were sold on December 3, 2004 and settled on December 31, 2004 and January 3, 2005 in a private placement, we agreed to pay our Manager a fee of $1,000 as compensation for financial advisory, structuring and costs incurred on our behalf.  This fee was recorded as a reduction in the proceeds of the private placement. Apart from legal fees and stock clearing charges totaling $245, no other fees were paid by us to an investment bank, broker/dealer or other financial advisor in connection with the private placement, resulting in total costs of 1.3% of total gross proceeds.

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

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten. For the three months ended March 31, 2006 we paid $62 under this lease.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us. Bright Star is owned by Gary Green, a son of Stephen L.

Green, our Chairman. The aggregate amount of fees paid by us for such services for the three months ended March 31, 2006 and 2005 was less than $1.

SL Green Operating Partnership, L.P. has invested $75,000 and $6,100 in preferred equity interests that are subordinate to two of our investments with book values of $26,818 and $6,443, respectively, as of March 31, 2006 and $29,026 and $6,441, respectively, as of December 31, 2005.

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

On February 27, 2006, we closed on the purchase of a $90,000 whole loan, which bears interest at 30-day LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder. The loan is secured by an office building in Bridgewater, New Jersey.

On March 17, 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at 30-day LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The loan is secured by office and industrial properties in northern New Jersey

During the three months ended March 31, 2006, we earned fees of $162,500 from SL Green representing SL Green’s proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

Funds from Operations

FFO is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate -related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO as one of several criteria to determine performance-based bonuses for members of our senior management. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs, providing perspective not immediately apparent from net income. We consider gains and losses on the sales of debt investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at FFO. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Funds from Operations for the three months ended March 31, 2006 and 2005 are as follows (amounts in thousands):

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
Net income available to common stockholders	$10,554	$4,566
Add:
Depreciation and amortization	1,422	417
FFO adjustment for unconsolidated joint ventures	1,879	—
Less:
Non real estate depreciation and amortization	(1,184)	(417)
Funds from operations	12,671	4,566

Cash flows used / provided by operating activities	$(8,074)	$6,450
Cash flows used in investing activities	$(315,146)	$(200,367)
Cash flows provided by financing activities	298,645	$159,244

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standard No. 123(R), or SFAS No. 123(R) “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. The new standard is effective for interim or annual reporting periods beginning after January 1, 2006. The implementation of SFAS No. 123(R) did not have a material effect on our financial position or results of operations for the three months ended March 31, 2006.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in Issue 04-5 are met, a company could be required to consolidate certain of its existing unconsolidated joint ventures. Our adoption of Issue 04-5 for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006 did not have a material effect on our financial position or results of operations for the three months ended March 31, 2006.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, or SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

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

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of March 31, 2006 and December 31, 2005 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2006	2005	2006	2005	2006	2005	2006	2005
Whole loans, floating rate	$775,307	$561,388	50%	46%	—	—	310 bps	325 bps
Whole loans, fixed rate	112,192	94,448	7%	8%	9.46%	10.64%	—	—
Subordinate interests in whole loans, floating rate	391,167	362,983	25%	30%	—	—	385 bps	443 bps
Subordinate interests in whole loans, fixed rate	47,888	37,104	3%	3%	9.55%	9.19%	—	—
Mezzanine loans, floating rate	150,057	82,793	10%	7%	—	—	815 bps	858 bps
Mezzanine loans, fixed rate	43,319	43,352	3%	4%	8.88%	8.88%	—	—
Preferred equity, floating rate	11,822	11,795	1%	1%	—	—	900 bps	900 bps
Preferred equity, fixed rate	11,891	11,882	1%	1%	10.28%	10.28%	—	—
Commercial mortgage backed securities	—	—	—	—	—	—	—	—
Total / Average	$1,543,643	$1,205,745	100%	100%	9.41%	9.92%	394 bps	417 bps

(1)          Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)          Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of March 31, 2006, our investment portfolio had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2006	7	$150,630	10%
2007	31	783,436	51%
2008	11	346,430	22%
2009	4	78,632	5%
2010	3	13,043	1%
Thereafter	7	171,472	11%
Total	63	$1,543,643	100%

Weighted average maturity (1)		2.2 years

(1)          The calculation of weighted average maturity is based upon the initial term of the investment and does not include option or extension periods, which may be available to the borrower.

Combined aggregate principal maturities of our consolidated CDO, repurchase facilities, trust preferred securities, mortgage note payable and revolving credit facility as of March 31, 2006 are as follows:

	Collateralized Debt Obligations	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable		Revolving Credit Facility	Total
2006	$—	$—	$—	$—		$—	$—-
2007	—	198,427	—	—		—	198,427
2008	—	178,766	—	—		—	178,766
2009	—	—	—	—		—	—
2010	—	—	—	—		—	—
Thereafter	810,500	—	150,000	41,000	(1)	—	1,001,500
Total	$810,500	$377,193	$150,000	$41,000		—	$1,378,693

(1)          We have a 70.7% interest in the entity that is the obligor under the mortgage note.

The following table summarizes the notional and fair value of our derivative financial instrument at March 31, 2006. All derivative instruments have been designated as cash flow hedges. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	3 month LIBOR	$40,000	4.420%	7/2005	2/2014	$1,933
Interest Rate Swap	1 month LIBOR	3,465	4.280%	7/2005	12/2009	99
Interest Rate Swap	1 month LIBOR	31,686	3.855%	7/2005	11/2009	1,341
Interest Rate Swap	1 month LIBOR	3,960	4.959%	12/2005	12/2015	85
Interest Rate Swap	1 month LIBOR	61,603	4.760%	1/2006	3/2015	1,916
Interest Rate Swap	1 month LIBOR	6,402	4.760%	1/2006	3/2015	199
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(3)
Interest Rate Cap	3 month LIBOR	23,713	5.700%	11/2005	12/2007	27
Interest Rate Cap	1 month LIBOR	14,120	5.500%	12/2005	1/2007	3
Total		$188,414				$5,600

v

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Also, we may have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during Gramercy’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Gramercy’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 15 to the Consolidated Financial Statements

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On May 10, 2006 we entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (the “Sales Agent”). In accordance with the terms of the Agreement, the Company may offer and sell up to 1,000,000 shares of its common stock (the “Shares”) from time to time through the Sales Agent (collectively, the “Transaction”). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including but not limited to sales at other than a fixed price made on or through the facilities of the New York Stock Exchange or sales made to or through a market maker or in any other manner that may be deemed to be an at-the-market offering as defined in Rule 415 of the Securities Act of 1933, as amended. The Sales Agent will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will be entitled to a commission equal to two and one half percent (2.5%) of the Shares sold pursuant to the terms of the Sales Agreement. In July 2005, the Company filed a registration statement (File No. 333-126938) on Form S-3 with the SEC, which was declared effective in August 2005 (the prospectus contained therein is referred to as the “Prospectus”). In connection with the Transactions, we will file a supplement to the Prospectus (the “Prospectus Supplement”) with the SEC.

On May 10, 2006 we entered into a Sales Agreement (the “Sales Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sales agent (the “Sales Agent”). In accordance with the terms of the Agreement, the Company may offer and sell up to 1,000,000 shares of its common stock (the “Shares”) from time to time through the Sales Agent (collectively, the “Transaction”). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including but not limited to sales at other than a fixed price made on or through the facilities of the New York Stock Exchange or sales made to or through a market maker or in any other manner that may be deemed to be an at-the-market offering as defined in Rule 415 of the Securities Act of 1933, as amended. The Sales Agent will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will be entitled to a commission equal to two and one half percent (2.5%) of the Shares sold pursuant to the terms of the Sales Agreement. In July 2005, the Company filed a registration statement (File No. 333-126938) on Form S-3 with the SEC, which was declared effective in August 2005 (the prospectus contained therein is referred to as the “Prospectus”). In connection with the Transactions, we will file a supplement to the Prospectus (the “Prospectus Supplement”) with the SEC.

ITEM 6. EXHIBITS

(a)          Exhibits:

10.1                           Form of Amended and Restated Trust Agreement among GKK Capital LP, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated January 27, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.2                           Form of Junior Subordinated Indenture between GKK Capital LP and JPMorgan Chase Bank, National Association, as trustee, dated January 27, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.3                           Form of Amended and Restated Management Agreement by and between the Company and GKK Manager LLC, incorporated by reference to the Company’s Form 8-K, dated April 19, 2006, filed with the Commission on April 20, 2006.

10.4                           Form of Amended and Restated Origination Agreement by and between the Company and SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K, dated April 19, 2006, filed with the Commission on April 20, 2006.

10.5                           Form of Amended and Restated Agreement of Limited Partnership of GKK Capital LP, incorporated by reference to the Company’s Form 8-K, dated April 19, 2006, filed with the Commission on April 20, 2006.

10.6                           Form of Amended and Restated Asset Servicing Agreement by and between GKK Manager LLC and SLG Gramercy Services LLC, incorporated by reference to the Company’s Form 8-K, dated April 19, 2006, filed with the Commission on April 20, 2006.

10.7                         Form of Second Amended and Restated Registration Rights Agreement by and between the Company and SL Green Operating

                                Partnership, L.P., incorporated by reference to the Company’s Form 8-K, dated April 19, 2006, filed with the Commission on April 20, 2006.

10.8           Amended and Restated Outsourcing Agreement by and between GKK Manager LLC and SL Green Operating Partnership, L.P., filed herewith.

10.9           Third Amendment to Master  Repurchase Agreement, dated March 21, 2006, by and among Goldman Sachs Mortgage Company, Gramercy Warehouse Funding II LLC and GKK Trading Warehouse II LLC, filed herewith.

10.10                     Pricing Letter, dated March 21, 2006, by and between Gramercy Warehouse Funding I LLC and Wachovia Bank, National Association, filed herewith.

10.11                     Form of Sales Agreement, dated May 10, 2006, by and among the Company, GKK Capital LP, GKK Manager LLC and Cantor Fitzgerald & Co., filed herewith.

10.12                     Form of Sales Agreement, dated May 10, 2006, by and among the Company, GKK Capital LP and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, filed herewith.

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

Date:       May 10, 2006