Form 10-Q
period 2006-06-30
GRAMERCY CAPITAL CORP
filed 2006-08-09
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
(Address of principal executive offices) (Zip Code)

(212) 297-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “non-accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 25,834,642 as of August 9, 2006.

GRAMERCY CAPITAL CORP.

i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Gramercy Capital Corp.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)

Assets:
Cash and cash equivalents	$38,055	$70,576
Restricted cash	74,599	53,833
Loans and other lending investments, net	1,593,353	1,163,745
Investment in unconsolidated joint ventures	59,243	58,040
Loans held for sale, net	62,213	42,000
Operating real estate, net	83,988	51,173
Accrued interest	11,037	7,187
Deferred financing costs	17,546	17,488
Deferred costs	2,480	1,894
Derivative instruments, at fair value	8,078	2,271
Other assets	17,044	1,603
Total assets	$1,967,636	$1,469,810

Liabilities and Stockholders’ Equity:
Repurchase agreements	$393,170	$117,366
Collateralized debt obligation	810,500	810,500
Mortgage note payable	94,525	41,000
Management fees payable	1,684	1,329
Incentive fee payable	2,771	1,237
Dividends payable	13,096	10,726
Accounts payable and accrued expenses	14,213	11,561
Other liabilities	29,389	3,687
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	100,000
Total liabilities	1,509,348	1,097,406

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 25,817,642 and 22,802,642 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	25	22
Additional paid-in-capital	450,097	369,529
Accumulated other comprehensive income	8,166	2,851
Retained earnings	—	2
Total stockholders’ equity	458,288	372,404
Total liabilities and stockholders’ equity	$1,967,636	$1,469,810

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statements of Income
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Investment income	$39,134	$15,689	$71,013	$25,939
Rental revenue, net	—	—	914	—
Gain on sales and other income	4,371	3,069	8,568	3,509
Total revenues	43,505	18,758	80,495	29,448

Expenses
Interest expense	20,777	6,264	38,499	9,065
Management fees	3,861	1,870	7,384	3,538
Incentive fee	1,578	—	2,771	—
Depreciation and amortization	228	106	683	128
Marketing, general and administrative	2,779	1,632	5,549	3,266
Provision for loan loss	500	525	500	525
Total expenses	29,723	10,397	55,386	16,522
Income from continuing operations before equity in net loss of unconsolidated joint ventures and provision for taxes	13,782	8,361	25,109	12,926
Equity in net loss of unconsolidated joint ventures	(630)	(404)	(1,357)	(404)
Income from continuing operations before provision for taxes	13,152	7,957	23,752	12,522
Provision for taxes	(335)	(500)	(382)	(500)
Net income available to common stockholders	$12,817	$7,457	$23,370	$12,022

Basic earnings per share:
Net income available to common stockholders	$0.53	$0.40	$0.99	$0.64
Diluted earnings per share:
Net income available to common stockholders	$0.50	$0.39	$0.94	$0.63
Dividends per common share	$0.51	$0.35	$1.01	$0.57
Basic weighted average common shares outstanding	24,334	18,833	23,575	18,833
Diluted weighted average common shares and common share equivalents outstanding	25,530	19,033	24,767	19,026

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statement of Stockholders’ Equity
(Unaudited, amounts in thousands, except share data)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Retained		Comprehensive
	Shares	Par Value	In-Capital	Income	Earnings	Total	Income
Balance at December 31, 2005	22,803	$22	$369,529	$2,851	$2	$372,404
Net income					23,370	23,370	$23,370
Net unrealized gain on derivative instruments				5,315		5,315	5,315
Proceeds from common stock offerings	3,000	3	79,952			79,955
Stock-based compensation – fair value			1,002			1,002
Proceeds from stock option exercises	3	—	45			45
Deferred compensation plan, net	12	—	587			587
Cash distributions declared ($1.01 per common share)			(1,018)		(23,372)	(24,390)
Balance at June 30, 2006	25,818	$25	$450,097	$8,166	$—	$458,288	$28,685

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months ended June 30,
	2006	2005
Operating Activities
Net income available to common stockholders	$23,370	$12,022
Adjustments to reconcile net income available to common stockholders to net cash used / provided by operating activities:
Depreciation and amortization	2,743	953
Amortization of discount, premium and other fees on investments	(4,663)	(505)
Equity in net loss of unconsolidated joint ventures	1,357	404
Gain on sale of security interests in operating real estate	(4,350)	—
Amortization of stock compensation	1,589	—
Provision for loan loss	500	—
Net realized gain on loan held for sale	(753)
Changes in operating assets and liabilities:
New investments in loans held for sale	(62,213)	—
Proceeds from sale of loans held for sale	41,665	—
Accrued interest	(3,850)	(798)
Other assets	(1,496)	15
Management fees payable	355	246
Incentive fee payable	1,534	—
Settlement of derivative instruments	843	—
Accounts payable, accrued expenses and other liabilities	22,456	2,485
Net cash used / provided by operating activities	19,087	15,347
Investing Activities
New investment originations	(715,095)	(404,791)
Principal collections on investments	288,106	62,424
Investment in operating real estate and securities	(98,925)	—
Proceeds from the sale of security interests in operating real estate	12,800	—
Change in restricted cash from investing activities	(20,985)	—
Deferred investment costs	(1,299)	(483)
Net cash used in investing activities	(535,398)	(400,444)
Financing Activities
Proceeds from repurchase facilities	743,124	533,449
Repayments of repurchase facilities	(467,321)	(272,334)
Proceeds from mortgage note payable	94,525	—
Settlement of derivative instruments	770	—
Proceeds from stock options exercised	45	—
Net proceeds from sale of common stock	79,955	60,333
Issuance of trust preferred securities	50,000	50,000
Deferred financing costs and other liabilities	4,711	(3,823)
Dividends paid	(22,019)	(6,024)
Net cash provided by financing activities	483,790	361,601
Net decrease in cash and cash equivalents	(32,521)	(23,496)
Cash and cash equivalents at beginning of period	70,576	39,094
Cash and cash equivalents at end of period	$38,055	$15,598

Non-cash activity
Change in investment in unconsolidated joint ventures	$2,545	$—
Deferred gains on derivative instruments	6,015	2,287
Change in fair value of other assets	(700)	—

Supplemental cash flow disclosures
Interest paid	$34,571	$8,193
Income taxes paid	$259	$1

The accompanying notes are an integral part of these financial statements.

1.   Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a national commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States.  When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that ensure an equitable balance between risks and return.

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

We are externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green.  At June 30, 2006, SL Green also owned approximately 25% of the outstanding shares of our common stock. We qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with our taxable year ending December 31, 2004 and expect to qualify for the current fiscal year.  To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income.  Unless the context requires otherwise, all references to “we,” “our,” and “us” means Gramercy Capital Corp.

As of June 30, 2006, we held loans and other lending investments of $1,655,566 net of fees, discounts, repayments, asset sales and unfunded commitments with an average spread to LIBOR of 366 basis points for our floating rate investments and an average yield of 9.51% for our fixed rate investments.  As of June 30, 2006, we also held interests in four credit tenant lease, or CTL, investments comprised of a 49.75% tenancy-in-common, or TIC, interest in 55 Corporate Drive in Bridgewater, New Jersey, and three joint venture investments.

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

2.   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us, or entities which are variable interest entities in which we are the primary beneficiaries under FASB Interpretation No. 46, FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires a variable interest entity, or VIE, to be consolidated by its primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.  We have evaluated our investments for potential classification as variable interests by evaluating the sufficiency of the entities’ equity investment at risk to absorb losses, and determined that we are not the primary beneficiary for any of our investments.  Entities which we do not control and entities which are VIE’s, but where we are not the primary beneficiary, are accounted for under the equity method.  When investments are made through a TIC structure, we report our pro rata share of the assets, liabilities, revenues, and expenses of the investment in our financial statements. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at June 30, 2006 consists primarily of $17,145 on deposit with the trustee of our collateralized debt obligation, or CDO.  Also included are the proceeds of repayments from loans serving as CDO collateral, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for the CDO, which are remitted to us on a quarterly basis in the month following the end of our fiscal quarter, and future funding obligations on certain investments.  The remaining balance consists of interest reserves held on behalf of borrowers and $33,251 representing our share of the reserves of 55 Corporate Drive.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  We maintained a reserve of $1,530 and $525 at June 30, 2006 and 2005, respectively.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

Mortgage-backed securities, or MBS, are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of June 30, 2006 that were accounted for as trading securities.

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

Credit Tenant Lease Investments

Consolidated CTL investments are recorded at cost less accumulated depreciation.  Costs directly related to the acquisition of such investments are capitalized.  Certain improvements are capitalized when they are determined to increase the useful life of the building.  Capitalized items are depreciated using the straight-line method over the shorter of the useful lives of the capitalized item or 40 years for buildings or facilities, the remaining life of the facility for facility improvements, four to seven years for personal property and equipment, and the shorter of the remaining lease term or the expected life for tenant improvements.

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

As of June 30, 2006, we had one proportionately consolidated CTL investment representing a 49.75% TIC interest in 55 Corporate Drive in Bridgewater, New Jersey.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46.  In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments.  The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to us. As of June 30, 2006, we had investments of $59,243 in three unconsolidated joint ventures.

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

In some instances we may sell all or a portion of our investments to a third party.  To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income.  To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income.  We recognized $314 in gains from the partial syndication of two floating rate debt investments for the three months ended June 30, 2006.  For the six months ended June 30, 2006 we recognized $1,428 in net gains from the sale of two fixed rate debt investments, one fixed rate debt commitment and the syndication of portions of two floating rate debt investments.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for credit losses.  We maintained a reserve for possible credit losses of $1,530 and $525 against investments with a carrying value of $78,769 and $68,690 as of June 30, 2006 and 2005, respectively.

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

Stock Based Compensation Plans

We have a stock-based compensation plan, described more fully in Note 14.  We account for this plan using the fair value recognition provisions of FASB Statement 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based

Compensation.”

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

	2006	2005
Dividend yield	8.0%	8.4%
Expected life of option	6.8 years	6.9 years
Risk-free interest rate	4.13%	4.16%
Expected stock price volatility	21.0%	19.1%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership which was amended and restated in April 2006) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders.  We incurred approximately $1,578 and $2,771 with respect to such Class B limited partner interests for the three and six months ended June 30, 2006, respectively, and none for the three and six months ended June 30, 2005.

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

We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions.  Gains and losses related to these transactions are deferred and recognized in net income as interest expense or other income in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable.  Gramercy places its cash investments in excess of insured amounts with high quality financial institutions.  Our Manager performs ongoing analysis of credit risk concentrations in our debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics.  Four investments accounted for more than 24% of the total carrying value of our debt investments as of June 30, 2006 compared to four investments which accounted for more than 20% of the total carrying value of our debt investments as of December 31, 2005. Five investments accounted for approximately 21% and 20% of the revenue earned on our debt investments for the three and six months ended June 30, 2006 compared to two investments which accounted for approximately 22% and 25% of the revenue earned on our debt investments for the three and six months ended June 30, 2005.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standard No. 123(R), or SFAS No. 123(R) “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value.  The new standard is effective for interim or annual reporting periods beginning after January 1, 2006.  The implementation of SFAS No. 123(R) did not have a material effect on our financial position or results of operations for the three and six months ended June 30, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of FASB Statement No. 143, or SFAS 143. FIN 47 clarifies the term conditional asset retirement obligation in SFAS 143 as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 clarifies that future expenses to remove asbestos from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for the year ended December 31, 2005 and did not have a material effect on our financial position or results of operations for the three and six months ended June 30, 2006.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which provides guidance in determining whether a general partner controls a limited partnership.  Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.  The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.  If the criteria in Issue 04-5 are met, a company could be required to consolidate certain of its existing unconsolidated joint ventures.  Our adoption of Issue 04-5 for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006 did not have a material effect on our financial position or results of operations for the three and six months ended June 30, 2006.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, or SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

3.             Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of June 30, 2006 and December 31, 2005 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2006	2005	2006	2005	2006	2005	2006	2005
Whole loans, floating rate	$938,416	$561,388	57%	46%	—	—	303bps	325 bps
Whole loans, fixed rate	115,347	94,448	7%	8%	9.64%	10.64%	—	—
Subordinate interests in whole loans, floating rate	404,789	362,983	24%	30%	—	—	425bps	443 bps
Subordinate interests in whole loans, fixed rate	48,206	37,104	3%	3%	9.56%	9.19%	—	—
Mezzanine loans, floating rate	81,766	82,793	5%	7%	—	—	724bps	858 bps
Mezzanine loans, fixed rate	43,291	43,352	2%	4%	8.88%	8.88%	—	—
Preferred equity, floating rate	11,850	11,795	1%	1%	—	—	900bps	900 bps
Preferred equity, fixed rate	11,901	11,882	1%	1%	10.28%	10.28%	—	—
Total / Average	$1,655,566	$1,205,745	100%	100%	9.51%	9.92%	366bps	417 bps

(1)   Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)   Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of June 30, 2006, our investment portfolio had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value	% of Total
		(In thousands)
2006	8	$223,548	13%
2007	28	627,645	38%
2008	13	491,625	30%
2009	8	134,945	8%
2010	2	6,612	1%
2011	2	56,901	3%
Thereafter	5	114,290	7%
Total	66	$1,655,566	100%

Weighted average maturity (1)	2.1 years

(1)   The calculation of weighted average maturity is based upon the initial term of the investment and does not include option or extension periods, which may be available to the borrower.

For the three and six months ended June 30, 2006 and 2005 the Company’s investment income from debt investments was generated by the following investment types:

	Three months ended June 30, 2006		Three months ended June 30, 2005
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$22,505	58%	$5,991	38%
Subordinate interests in whole loans	11,925	30%	6,517	42%
Mezzanine loans	3,939	10%	2,422	16%
Preferred equity	765	2%	385	2%
CMBS	—	—	374	2%
Total	$39,134	100%	$15,689	100%

	Six months ended June 30, 2006		Six months ended June 30, 2005
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$39,677	56%	$8,983	35%
Subordinate interests in whole loans	22,091	31%	12,160	47%
Mezzanine loans	7,737	11%	3,370	13%
Preferred equity	1,508	2%	691	2%
CMBS	—	—	735	3%
Total	$71,013	100%	$25,939	100%

At June 30, 2006 and December 31, 2005, our debt investment portfolio had the following geographic diversification:

	2006		2005
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$894,215	54%	$464,054	39%
West	350,469	21%	378,040	31%
South	324,597	20%	258,511	21%
Midwest	65,863	4%	74,949	6%
Various	20,422	1%	30,191	3%
Total	$1,655,566	100%	$1,205,745	100%

In connection with a preferred equity investment we have guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which we have invested in the event of a borrower default under such loan.  The loan matures in 2032.  This guarantee is considered to be an off-balance-sheet arrangement.  As compensation, we received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on our balance sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded.  Our maximum exposure under this guarantee is approximately $1,449 as of June 30, 2006.  Under the terms of the guarantee, the investment sponsor is required to reimburse us for the entire amount paid under the guarantee until the guarantee expires.

4. Investments in Unconsolidated Joint Ventures

South Building at One Madison Avenue, New York, New York

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the Property.  The joint venture is owned 45% by our wholly-owned subsidiary and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the Property from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the Property.  The first mortgage is non-recourse to us.  The Property comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term.  As of June 30, 2006 the investment has a carrying value of $56,138.  We recorded our pro rata share of net losses of the joint venture of $353 and $753 for the three and six months ended June 30, 2006, respectively, and $404 for the three and six months ended June 30, 2005.

101 S. Marengo Avenue, Pasadena, California

On November 29, 2005, we closed on the purchase of a 50% interest in an office building in Pasadena, CA.  We also acquired an interest in certain related assets as part of the transaction. The three hundred forty-five thousand square foot office property, which is net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, 10-year fixed-rate first mortgage loan.  As of June 30, 2006 the investment has a carrying value of $561.  For the three and six months ended June 30, 2006, we recorded our pro rata share of net losses of the joint ventures of $334 and $661, respectively.

5.  Property Acquisitions

55 Corporate Drive

On June 7, 2006 we closed on the acquisition of a 49.75% TIC interest, in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future.  The property is comprised of three buildings totaling approximately six hundred and seventy thousand square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.  The remaining 50% of the property is owned as a TIC interest by SL Green Realty Corp. Upon closing the acquisition of the property, the $90,000 whole loan previously held by us was repaid in full using proceeds from the new mortgage financing.

6.  Disposition of Security Interests in Property

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

On March 31, 2006, following the conversion of the entity that owns 200 Franklin Square Drive into a Delaware statutory trust, or DST, we sold approximately 29.3% of our security interests in the DST to a third party.  Subsequently, we sold an additional 45.7% of our security interests in the DST to the same party, reducing our final ownership interest to 25.0%.  We received total cash consideration of $12,800 for these interests and the buyer assumed 75% of the DST’s underlying mortgage debt.  The disposition resulted in a net gain of $4,350, after transaction costs, $2,632 of which was recognized during the three months ended June 30, 2006.

7.  Junior Subordinated Debentures

On January 27, 2006, we completed a third issuance of $50,000 in unsecured trust preferred securities through a separate newly formed DST, Gramercy Capital Trust III, or GCTIII, that is a wholly-owned subsidiary of the Operating Partnership.  The securities bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing.  Thereafter the rate will float based on the three-month LIBOR plus 270 basis points.

In May and August 2005, we completed issuances of $50,000 each in unsecured trust preferred securities through two DST’s, Gramercy Capital Trust I, or GCTI, and Gramercy Capital Trust II, or GCTII, that are also wholly-owned subsidiaries of the Operating Partnership.  The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015.  Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

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

8.  Collateralized Debt Obligations

During 2005 we issued approximately $1,000,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the Co-Issuer. The CDO consists of $810,500 of investment grade notes, and $84,500 of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $105,000 of preferred shares, which were issued by the Issuer.  We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer.  The Issuer holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, which serve as collateral for the CDO. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. We incurred approximately $11,957 of costs related to the CDO, which are amortized on a level- yield basis over the average life of the CDO.  The Issuer is consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments.

9.   Debt Obligations

Repurchase Facilities

We have two repurchase facilities, one with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia and one with Goldman Sachs Mortgage Company, or Goldman.

The repurchase facility with Wachovia is a $500,000 facility.  This facility was initially established at $250,000, was increased to $350,000 from $250,000 effective January 3, 2005, and was subsequently increased to $500,000 effective April 22, 2005.  As part of the April 2005 increase to $500,000, the initial term of the facility was modified to reflect staggered maturities in which $250,000 matures in August 2007, $150,000 matures in December 2007 and the remaining $100,000 matures in June 2008.  On March 21, 2006 we further modified the facility by reducing the interest spreads.  As a result of the modifications, the $500,000 facility bears interest at spreads of 1.00% to 2.50% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 100% based upon the collateral provided under a borrowing base calculation.  The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  We had no accrued interest and borrowings of $350,942 at a weighted average spread to LIBOR of 1.15% and $67,717 at a weighted average spread to LIBOR of 1.50% under this facility at June 30, 2006 and December 31, 2005, respectively.

Borrowings under the Wachovia facility at June 30, 2006 and December 31, 2005 were secured by the following investments:

	Carrying Value (1)
Investment Type	2006	2005
Whole loans	$465,876	$33,223
Subordinate interests in whole loans	49,823	74,689
Mezzanine loans	51,344	—
CDO securities (2)	—	49,500
CMBS	—	—
Total	$567,043	$157,412

(1)          Approximates fair value.

(2)          Represents the BB rated securities in our CDO that were retained by us.

We also have a $200,000 repurchase facility with Goldman.  This facility has an initial term of three years expiring in January 2008 with one six-month extension option.  On March 21, 2006, we modified this facility by reducing the interest spreads.  As a result of the modifications, the facility bears interest at spreads of 1.00% to 2.25% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 40% to 85% based upon the collateral provided under a borrowing base calculation.  On May 24, 2006, we increased the facility to $400,000 for a period of six months, with one three-month extension option.  As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  We had accrued interest of $583 and borrowings of $42,228 at a weighted average spread to LIBOR of

1.25% and accrued interest of $163 and borrowings of $49,649 at a weighted average spread to LIBOR of 1.71% under this facility at June 30, 2006 and December 31, 2005, respectively.

Borrowings under the Goldman facility at June 30, 2006 and December 31, 2005 were secured by the following investments:

	Carrying Value (1)
Investment Type	2006	2005
Whole loans	$78,094	$59,457
Total	$78,094	$59,457

(1)   Approximates fair value.

The terms of both of our repurchase facilities include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $10,000 for the first two years and $15,000 thereafter, (c) requires our fixed charge coverage ratio to be at no time less than 1.50 to 1.00, (d) requires our minimum interest coverage ratio to be at no time less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129,750, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts, or NAREIT) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain our REIT status.  Under our facility with Wachovia, an event of default will be triggered if GKK Manager LLC ceases to be our Manager.  As of June 30, 2006 and December 31, 2005, we were in compliance with all such covenants.

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

Unsecured Revolving Credit Facility

In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank with an initial term of three years and a one-year extension option.  The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation.  The lender also has consent rights to the inclusion of assets in the borrowing base calculation.  The facility bears interest at 1.90% over 30-day LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over 30-day LIBOR to the extent out leverage ratio is equal to or greater than 80%.  We had no outstanding borrowings against this facility as of June 30, 2006.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.50, (c) require our minimum interest coverage ratio to be at no time less than 1.70, (d) require us to maintain minimum tangible net worth of not less than $370,000 plus 75% of the net proceeds from equity offerings completed after the closing of the facility and (e) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 100% of our funds from operations (as defined by NAREIT), except that we may in any case pay distributions necessary to maintain our REIT status.  As of June 30, 2006, we were in compliance with all such covenants.

In conjunction with the closing of the unsecured revolving credit facility with KeyBank, our $25,000 revolving credit facility with Wachovia was terminated.

Mortgage Loan

We have one consolidated interest-only mortgage loan in an amount equal to our ownership percentage in the entity multiplied by the outstanding principal balance of the mortgage loan, which loan financed the acquisition of 55 Corporate Drive in June 2006.  The mortgage has an outstanding principal balance of $190,000, of which we have consolidated 49.75% or $94,525, with an effective interest rate of 5.75% and a term of ten years.

Combined aggregate principal maturities of our consolidated CDO, repurchase facilities, trust preferred securities, mortgage notes payable and unsecured revolving credit facility as of June 30, 2006 are as follows:

	Collateralized Debt Obligations	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable		Unsecured Revolving Credit Facility	Total
2006	$—	$—	$—	$—		$—	$—
2007	—	350,942	—	—		—	350,942
2008	—	42,228	—	—		—	42,228
2009	—	—	—	—		—	—
2010	—	—	—	—		—	—
2011	—	—	—	—		—	—
Thereafter	810,500	—	150,000	94,525(	1)	—	1,055,025
Total	$810,500	$393,170	$150,000	$94,525		—	$1,448,195

(1) We have a 49.75% interest in the entity that is the obligor under the mortgage note.

10.  Operating Partnership Agreement / Manager

At June 30, 2006, we owned all of the Class A limited partnership interests in our Operating Partnership.  At June 30, 2006, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are among our executive officers, certain of which interests are subject to performance thresholds.

At June 30, 2006, the majority of the interests in our Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are among our executive officers, certain of which interests are subject to performance thresholds.

11.  Related Party Transactions

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006.  The amended and restated agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights.  We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities.  We incurred expense to our Manager under this agreement of an aggregate of approximately $2,501 and $4,739 for the three and six months ended June 30, 2006, respectively, and approximately $1,326 and $2,530 for the three and six months ended June 30, 2005, respectively.

To provide an incentive for our Manager to enhance the value of the common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership which was amended and restated in April 2006) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  We incurred approximately $1,578 and $2,771 with respect to such Class B limited partner interests for the three and six months ended June 30, 2006, respectively and none for the three and six months ended June 30, 2005.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets.  The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us.  The outsourcing agreement currently provides for a fee payable by us of $1,288 per year, increasing 3% annually over the prior year on the anniversary date of the outsourcing agreement in August of each year.  For the three months ended June 30, 2006 and 2005, we realized expense of $322 and $312, respectively, and for the six months ended June 30, 2006 and 2005, we realized expense of $645 and $625, respectively, to our Manager under the outsourcing agreement.  For the three months ended June 30, 2006 and 2005, we realized expense of $539 and $232, respectively, and for the six months ended June 30, 2006 and 2005, we realized expense of $1,000 and $383, respectively, to our Manager under the asset servicing agreement.

In connection with the closing of our CDO in July 2005, the Issuer entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities not held by us.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us.  For the three and six months ended June 30, 2006 we realized expense of $499 and $1,000, respectively, to our Manager under the collateral management agreement.

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

On June 7, 2006 we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a .25% interest to be acquired in the future.  The remaining 50% of the property is owned as a TIC interest by SL Green Realty Corp.  The property is comprised of three buildings totaling approximately six hundred and seventy thousand square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.  For the three and six months ended June 30, 2006 we paid $63 and $125 under this lease.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman.  The aggregate amount of fees paid by us for such services for the three and six months ended June 30, 2006 was $2 and $3, respectively, and less than $1 for the three and six months ended June 30, 2005.

SL Green Operating Partnership, L.P. is an equity holder in the joint venture that is the borrower on an investment with a book value of $7,190 and $29,026 , respectively, as of June 30, 2006 and December 31, 2005, respectively.

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

On February 27, 2006, we closed on the purchase of a $90,000 whole loan, which bears interest at 30-day LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder.  The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey.  The loan was repaid in full in June 2006 with the proceeds from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by us through a TIC structure.

On March 17, 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at 30-day LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder.  The loan was secured by office and industrial properties in northern New Jersey.  The loan was repaid in full in May 2006.

On May 9, 2006 we originated a $90,287 whole loan, which bears interest at 30-day LIBOR plus 2.75%, to a joint venture in which SL Green is an equity holder.  The loan is secured by office and industrial properties in northern New Jersey and has a book value of $89,884 as of June 30, 2006.

On August 1, 2006 we acquired from a financial institution a 50% pari passu interest in a $65,000 preferred equity investment secured by an office property in New York, New York.  An affiliate of SL Green simultaneously acquired and owns the other 50% pari passu interest.  The investment bears interest at a blended fixed rate of 10.52%.

During the six months ended June 30, 2006, we earned fees of $162,500 from SL Green representing SL Green’s proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

12.  Deferred Costs

Deferred costs at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
Deferred financing	$22,655	$20,553
Deferred acquisition	3,138	2,210
	25,793	22,763
Less accumulated amortization	(5,767)	(3,381)
	$20,026	$19,382

Deferred financing costs relate to our existing repurchase facilities with Wachovia and Goldman, our unsecured revolving credit facility with KeyBank, our CDO and the trust preferred securities.  These costs are amortized on a straight-line basis to interest expense based on the remaining term of the related financing.

Deferred acquisition costs consist of fees and direct costs incurred to originate our investments and are amortized using the effective yield method over the related term of the investment.

13.  Fair Value of Financial Instruments

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

Cash equivalents, accrued interest, and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  The carrying value of our CDO, repurchase and revolving  credit facilities approximate fair value because they bear interest at floating rates, which we believe, for facilities with a similar risk profile, reasonably approximate market rates.  Our junior subordinated debentures reasonably approximate fair value based upon the amount at which similarly issued instruments have been valued.  Our fixed rate mortgage payable is carried at its unpaid principal balance, which approximates fair value due to the short period of time the note has been outstanding.  Loans and commercial mortgage backed securities are carried at amounts, which reasonably approximate their fair value as determined by our Manager.

The fair value of our fixed-rate debt investments as determined by our Manager in consultation with market dealers of such instruments as of June 30, 2006 are as follows:

	Carrying Value	Fair Value
Fixed-rate debt investments	$215,463	$215,463

Disclosure about fair value of financial instruments is based on pertinent information available to us at June 30, 2006.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

14.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200.  On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations.  As of June 30, 2006, 350,000 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan.  These shares have a vesting period of three to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

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

On September 14, 2005, we sold 3,833,333 shares of common stock, at a price of $25.80 per share, resulting in net proceeds of approximately $97,830.  A total of 2,875,000 shares were sold through public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock.  Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under one of our repurchase facilities and general corporate purposes.

On May 16, 2006, we sold 3,000,000 shares of common stock, at a price of $26.75 per share, resulting in net proceeds of approximately $79,955.  A total of 2,250,000 shares were sold through a public offering and an additional 750,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock.  After this offering, SL Green Operating Partnership, L.P. owned 6,418,333 shares of our common stock.  Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under our repurchase facilities and general corporate purposes.

In August 2005 our $350,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  We currently have $170,850 available under the shelf.

As of June 30, 2006, 25,817,642 shares of common stock and no shares of preferred stock were issued and outstanding.

Equity Incentive Plan

As part of our initial public offering, we instituted our Equity Incentive Plan.  The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At June 30, 2006, approximately 1,200,931 shares of common stock were available for issuance under the Equity Incentive Plan.

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

A summary of the status of our stock options as of June 30, 2006 and December 31, 2005 are presented below:

	June 30, 2006		December 31, 2005
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	733,584	$16.47	640,500	$15.05
Granted	185,000	$23.29	236,000	$19.62
Exercised	(3,000)	$15.00	(131,249)	$15.01
Lapsed or cancelled	(19,000)	$19.89	(11,667)	$18.20
Balance at end of period	896,584	$17.81	733,584	$16.47

All options were granted within a price range of $15.00 to $25.56.  The remaining weighted average contractual life of the options was 8.6 years.  Compensation expense of $507 will be recorded over the course of the next 21 months, representing the remaining weighted average vesting period of the option awards as of June 30, 2006.  Compensation expense of $61 and $147 was recorded for the three and six months ended June 30, 2006, respectively, related to the issuance of stock options, compared to $43 and $59 for the three and six months ended June 30, 2005, respectively.

Through June 30, 2006, 350,000 restricted shares had been issued under the Equity Incentive Plan, of which 60% have vested.   The unvested shares are not currently entitled to receive distributions declared by us on our common stock until such time as the shares have vested.  Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of our Board of Directors.  Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant.  Compensation expense of $1,024 will be recorded over the course of the next 15 months, representing the remaining weighted average vesting period of the restricted stock awards as of June 30, 2006.  Compensation expense of $295 and $652 was recorded for the three and six months ended June 30, 2006, respectively, related to the issuance of restricted shares, compared to $396 and $648 for the three and six months ended June 30, 2005, respectively.

Outperformance Plan

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share.  The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares.  If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established.  In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period.  Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved.  Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election.  Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established.  The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green.   We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R).  Compensation expense of $293 and $586 was recorded for the three and six months ended June 30, 2006, respectively, related to the 2005 Outperformance Plan.

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

As of June 30, 2006 there were approximately 10,881 phantom stock units outstanding, of which 4,881 units are vested.

Earnings per Share

Earnings per share for the three and six months ended June 30, 2006 and 2005 is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator (Income)
Basic Earnings:
Net income available to common stockholders	$12,817	$7,457	$23,370	$12,022
Effect of dilutive securities	—	—	—	—
Diluted Earnings:
Net income available to common stockholders	$12,817	$7,457	$23,370	$12,022

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	24,334	18,833	23,575	18,833
Effect of Diluted Securities:
Stock-based compensation plans	1,185	199	1,182	192
Phantom stock units	11	1	11	1
Diluted Shares	25,530	19,033	24,768	19,026

15. Benefit Plans

We do not maintain a defined benefit pension plan, post-retirement health and welfare plan, 401(k) plan or other benefits plans as we do not have any employees.  These benefits are provided to its employees by our Manager, a majority-owned subsidiary of SL Green.

16. Commitments and Contingencies

We and our Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments, other than routine litigation arising in the ordinary course of business.  Management believes the costs, if any, incurred by our Operating Partnership and us related to litigation will not materially affect our financial position, operating results or liquidity.

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

The following is a schedule of future minimum lease payments under our operating lease as of June 30, 2006.

Operating Lease
2006	$127
2007	256
2008	261
2009	265
2010	283
Thereafter	1,351
Total minimum lease payments	$2,543

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

The following table summarizes the notional and fair value of our derivative financial instrument at June 30, 2006.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$61,603	4.760%	1/2006	3/2015	$3,147
Interest Rate Swap	3 month LIBOR	40,000	4.420%	7/2005	2/2014	2,643
Interest Rate Swap	1 month LIBOR	31,686	3.855%	7/2005	11/2009	1,576
Interest Rate Cap	3 month LIBOR	23,713	5.700%	11/2005	12/2007	36
Interest Rate Cap	1 month LIBOR	20,000	6.000%	4/2006	4/2007	3
Interest Rate Cap	1 month LIBOR	14,120	5.500%	12/2005	1/2007	6
Interest Rate Swap	1 month LIBOR	6,402	4.760%	1/2006	3/2015	327
Interest Rate Swap	1 month LIBOR	3,960	4.959%	12/2005	12/2015	177
Interest Rate Swap	1 month LIBOR	3,465	4.280%	7/2005	12/2009	128
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	35
Total		$208,414				$8,078

At June 30, 2006, the derivative instruments were reported as an asset at their fair value of $8,078.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income.  During the six months ended June 30, 2005 we reclassified through earnings $943 representing the gains and losses previously reported in Accumulated Other Comprehensive Income, which were reclassified into earnings at the same time that the forecasted transaction associated with derivative instrument affected earnings.  Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

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

For the three and six months ended June 30, 2006, we recorded $335 and $382 of income tax expense in income from continuing operations for income attributable our wholly-owned taxable REIT subsidiaries. We have assumed an effective tax rate for the periods ended June 30, 2006 of 40% taking into consideration the anticipated applicable U.S. federal statutory tax rate at June 30, 2006 of 34% and state and local taxes.

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

21.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

Following the conversion of the entity that owns 200 Franklin Square Drive into a DST, we sold approximately 75% of our security interests in the DST to a third party, reducing our final ownership interest to 25.0%.  We received total cash consideration of $12,800 for these interests and the buyer assumed 75% of the DST’s underlying mortgage debt.  As a result of the transaction, the property is no longer consolidated onto our balance sheet, but instead is accounted for as an equity method investment.

The following table represents non-cash activities recognized in other comprehensive income:

	2006	2005
Deferred gains on derivative instruments	$6,015	$2,287
Change in fair value of other assets	(700)	—

22.  Subsequent Events

On August 3, 2006, we priced our second $1,000,000 CDO to be issued by two newly formed subsidiaries.  The CDO will consist of $903,750 of investment grade notes, plus non-investment grade notes, preferred equity and equity which will be retained by us.  At issuance, the weighted-average interest rate of the investment grade notes will be three-month LIBOR plus 0.3695%, excluding transaction costs.  The CDO will have an expected term of up to 10 years, and provides for a 5-year reinvestment period during which we can utilize the proceeds of loan repayments to finance new investments.  We will utilize the proceeds from the CDO issuance to retire outstanding borrowings under our existing repurchase agreements and to fund future debt investment activities.

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

In each financing transaction we undertake, we seek to control as much of the capital structure as possible in order to be able to identify and retain that portion that provides the best risk adjusted returns.  This is generally achieved through the direct origination of whole loans, the ownership of which permits a wide variety of financing syndication and securitization executions to achieve excess returns.  By providing a single source of financing for developers and sponsors, we streamline the lending process, provide greater certainty for borrowers and retain the high yield debt instruments that we manufacture.  By creating, rather than buying whole loans, subordinate interests in whole loans, mezzanine debt and preferred equity, we strive to deliver superior returns to our stockholders.

Since our inception, we have completed transactions in a variety of markets and secured by a variety of property types.  Since our inception, the market for commercial real estate debt has continued to demonstrate low rates of default, high relative returns and tremendous inflows of capital.  Consequently, the market for debt instruments has evidenced moderately declining yields and more flexible credit standards and loan structures.  In particular, “conduit” originators who package whole loans for resale to investors have driven debt yields lower while maintaining substantial liquidity because of the strong demand for the resulting securities.  Because of reduced profits in the most liquid sectors of the mortgage finance business, several large institutions have begun originating large bridge loans for the purpose of generating interest income, rather than the typical focus on trading profits.  In this environment we have focused on areas where we have comparative advantages rather than competing for product merely on the basis of yield or structure.  This has particularly included whole loan origination in markets and transactions where we have an advantage due to (i) knowledge or relationships we have, (ii) knowledge or relationships of our largest stockholder, SL Green, and (iii) where we have an ability to better assess and manage risks over time.  When considering investment opportunities in secondary market transactions in tranched debt, we generally avoid first loss risk in larger transactions due to the high current valuation of the underlying real estate relative to historic valuation levels.  Because of the significant increase in the value of institutional quality assets relative to historic norms, we typically focus on positions in which a conventional refinancing at loan maturity would provide for a complete return of our investment.

Because of the high relative valuation of debt instruments in the current market and a generally increasing rate environment, we have carefully managed our exposure to interest rate changes that could affect our liquidity.  We generally match our assets and liabilities in terms of base interest rate (generally 30-day LIBOR) and expected duration.  We raised $95.0 million of additional equity in December 2004 and January 2005 to reduce our outstanding indebtedness and maintain sufficient liquidity for our investment portfolio.  We have sold a total of $150.0 million of trust preferred securities in three $50.0 million issuances in May and August 2005 and January 2006 through wholly-owned subsidiaries of the Operating Partnership with 30 year terms.  The securities issued in May bear interest at a fixed rate of 7.57% for the first ten years ending, the securities issued in August bear interest at a fixed rate of 7.75% for the first ten years and the securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years.  After the first ten years, the 2005 issuances bear interest at three-month LIBOR plus 300 basis points while the 2006 issuance bears interest at three-month LIBOR plus 270 basis points.  The proceeds from the issuances of the trust preferred securities were used to fund existing and future investment opportunities.   In July 2005 we closed on $1.0 billion of collateralized debt obligations, or CDO, which extended the term of our liabilities and reduced our overall cost of funds with respect to debt investments financed by the CDO and previously financed by our repurchase agreements, to approximately 49 basis points over LIBOR, excluding transaction costs.  The proceeds of the CDO were used to refinance our repurchase facilities and to fund additional investment activities.  In September 2005 we sold 3,833,333 shares of common stock resulting in net proceeds of approximately $97.8 million and in May 2006 we sold 3,000,000 shares of common stock resulting in net proceeds of approximately $80.0 million.  The proceeds of these offerings were used to fund loan acquisitions and originations, repay outstanding principal amounts under our repurchase facilities and for general corporate purposes.  In May 2006 we also closed on a $100,000 unsecured credit facility with an initial term of three years and interest spreads between 1.90% and 2.10%.

As of June 30, 2006, we held loans and other lending investments of $1,655,566 net of fees, discounts, repayments, asset sales and unfunded commitments with an average spread to LIBOR of 366 basis points for our floating rate investments and an average yield of 9.51% for our fixed rate investments.  As of June 30, 2006, we also held interests in four CTL investments comprised of a 49.75% interest in 55 Corporate Drive in Bridgewater, New Jersey, and three joint venture investments.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of June 30, 2006 and December 31, 2005 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2006	2005	2006	2005	2006	2005	2006	2005
Whole loans, floating rate	$938,416	$561,388	57%	46%	—	—	303bps	325 bps
Whole loans, fixed rate	115,347	94,448	7%	8%	9.64%	10.64%	—	—
Subordinate interests in whole loans, floating rate	404,789	362,983	24%	30%	—	—	425bps	443 bps
Subordinate interests in whole loans, fixed rate	48,206	37,104	3%	3%	9.56%	9.19%	—	—
Mezzanine loans, floating rate	81,766	82,793	5%	7%	—	—	724bps	858 bps
Mezzanine loans, fixed rate	43,291	43,352	2%	4%	8.88%	8.88%	—	—
Preferred equity, floating rate	11,850	11,795	1%	1%	—	—	900bps	900 bps
Preferred equity, fixed rate	11,901	11,882	1%	1%	10.28%	10.28%	—	—
Total / Average	$1,655,566	$1,205,745	100%	100%	9.51%	9.92%	366bps	417 bps

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  We maintained a reserve of $1,530 and $525 at June 30, 2006 and 2005, respectively.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

Mortgage-backed securities, or MBS, are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of June 30, 2006 that were accounted for as trading securities.

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

Credit Tenant Lease Investments

Consolidated CTL investments are recorded at cost less accumulated depreciation.  Costs directly related to the acquisition of such investments are capitalized.  Certain improvements are capitalized when they are determined to increase the useful life of the building.  Capitalized items are depreciated using the straight-line method over the shorter of the useful lives of the capitalized item or 40 years for buildings or facilities, the remaining life of the facility for facility improvements, four to seven years for personal property and equipment, and the shorter of the remaining lease term or the expected life for tenant improvements.

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

As of June 30, 2006, we had one proportionately consolidated CTL investment representing a 49.75% TIC interest in 55 Corporate Drive in Bridgewater, New Jersey.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46.  In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments.  The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to us. As of June 30, 2006, we had investments of $59,243 in three unconsolidated joint ventures.

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

In some instances we may sell all or a portion of our investments to a third party.  To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income.  To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income.  We recognized $314 in gains from the partial syndication of two floating rate debt investments for the three months ended June 30, 2006.  For the six months ended June 30, 2006 we recognized $1,428 in net gains from the sale of two fixed rate debt investments, one fixed rate debt commitment and the syndication of portions of two floating rate debt investments.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for credit losses.  We maintained a reserve for possible credit losses of $1,530 and $525 against investments with a carrying value of $78,769 and $68,690 as of June 30, 2006 and 2005, respectively.

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

	2006	2005
Dividend yield	8.0%	8.4%
Expected life of option	6.8 years	6.9 years
Risk-free interest rate	4.13%	4.16%
Expected stock price volatility	21.0%	19.1%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership which was amended and restated in April 2006) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders.  We incurred approximately $1,578 and $2,771 with respect to such Class B limited partner interests for the three and six months ended June 30, 2006, respectively and none for the three and six months ended June 30, 2005.

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

We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions.  Gains and losses related to these transactions are deferred and recognized in net income as interest expense or other income in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

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

Results of Operations (Amounts in thousands)

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005

Revenues

	2006	2005	$ Change
Investment income	$39,134	$15,689	$23,445
Gain on sales and other income	4,371	3,069	1,302
Total revenues	$43,505	$18,758	$24,747

Equity in net loss of unconsolidated joint ventures	$(630)	$(404)	$(226)

Investment income is generated on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments.  For the three months ended June 30, 2006, $5,071 was earned on fixed rate investments while the remaining $34,063 was earned on floating rate investments.  The increase over the prior year is due to a significantly higher number of investments in 2006 versus 2005.

Other income of $4,371 for the three months ended June 30, 2006 is comprised primarily $314 of gain recorded on the syndication of two floating rate debt investments, and the gain on the sale of security interests in the entity that owns 200 Franklin Square Drive of $2,632.  The remaining increase over the prior year is primarily attributable to interest on restricted cash balances in the CDO (which was not in place in the same period of 2005) and other cash balances held by us.  For the three months ended June 30, 2005, other income of $3,069 was comprised primarily of income recorded on the sale of senior mortgage interests or whole loans of $2,967.

The loss on investments in unconsolidated joint ventures of $630 for the three months ended June 30, 2006 represents our proportionate share of the losses generated by our joint venture interests including $1,978 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $1,348.  The loss on investments in unconsolidated joint venture of $404 for the three months ended June 30, 2005 was generated on only our investment in One Madison Avenue in New York, New York.  Our use of FFO as an important financial measure is discussed in more detail below.

Expenses

	2006	2005	$ Change
Interest expense	$20,777	$6,264	$14,513
Management fees	3,861	1,870	1,991
Incentive fee	1,578	—	1,578
Depreciation and amortization	228	106	122
Marketing, general and administrative	2,779	1,632	1,147
Provision for loan loss	500	—	500
Provision for taxes	335	500	(165)
Total expenses	$30,058	$10,372	$19,686

Interest expense was $20,777 for the three months ended June 30, 2006 compared to $6,264 for the three months ended June 30, 2005.  Interest expense for the three months ended June 30, 2006 consisted primarily of $11,192 of interest on the investment grade tranches of our CDO (which was not in place during the same period in 2005), $5,802 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, and $2,871 of expense accrued against our three $50,000 issuances of trust preferred securities.  The $6,264 of interest expense during the same period in 2005 was comprised primarily of interest on borrowings on the master repurchase facilities with Wachovia and Goldman, interest on only one $50 million issuance of trust preferred securities and the amortization of deferred financing costs.

Management fees increased $1,991 for the three months ended June 30, 2006 to $3,861 versus $1,870 for the same period in 2005 due primarily to an increase in our stockholder’s equity as a result of additional issuances of common equity and the issuance of $150,000 of trust preferred securities, on which management fees are based.  The remaining increase is comprised of $499 paid or payable to our Manager under the CDO collateral management agreement in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on investments in the CDO under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsourcing and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsourcing agreement.

We recorded an incentive fee expense of $1,578 during the three months ended June 30, 2006 in accordance with requirements of the partnership agreement of the Operating Partnership which entitles owners of Class B limited partner interests in the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  This threshold was not reached during the same period in 2005 and, consequently, no expense was recorded.

The increase in marketing, general and administrative expenses of $1,147 for the three months ended June 30, 2006 versus the same period in 2005 was due primarily to higher professional fees, stock-based compensation, insurance and general overhead costs.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

Revenues

	2006	2005	$ Change
Investment income	$71,013	$25,939	$45,074
Rental revenue, net	914	—	914
Gain on sales and other income	8,568	3,509	5,059
Total revenues	$80,495	$29,448	$51,047

Equity in net loss of unconsolidated joint ventures	$(1,357)	$(404)	$(953)

Investment income is generated on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments.  For the six months ended June 30, 2006, $10,223 was earned on fixed rate investments while the remaining $60,790 was earned on floating rate investments.  The increase over the prior year is due to a significantly higher number of investments in 2006 versus 2005.

Rental revenue of $914 in 2006 was earned on 200 Franklin Square Drive, which was acquired in September 2005.  This amount includes the effect of adjustments for straight-line rent and FASB 141 adjustments for below-market leases.  We did not hold any real estate investments during the same period in 2005.

Other income of $8,568 for the six months ended June 30, 2006 is comprised primarily of income recorded on the sale of two fixed rate debt investments and the syndication of two floating rate debt investments of $1,428, and the gain on the sale of security interests in the entity that owns 200 Franklin Square Drive of $4,350.  The remaining increase over the prior year is primarily attributable to interest on restricted cash balances in the CDO (which was not in place in the same period of 2005) and other cash balances held by us. For the six months ended June 30, 2005, other income of $3,509 was comprised primarily of the gain on the sale of one fixed rate debt investment and senior mortgage interests or whole loans of $3,370 and interest income on cash balances.

The loss on investments in unconsolidated joint ventures of $1,357 for the six months ended June 30, 2006 represents our proportionate share of the losses generated by our joint venture interests including $3,857 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $2,500.  The loss on investments in unconsolidated joint venture of $404 for the six months ended June 30, 2005 was generated on only our investment in One Madison Avenue in New York, New York.  Our use of FFO as an important financial measure is discussed in more detail below.

Expenses

	2006	2005	$ Change
Interest expense	$38,499	$9,065	$29,434
Management fees	7,384	3,538	3,846
Incentive fee	2,771	—	2,771
Depreciation and amortization	683	128	555
Marketing, general and administrative	5,549	3,266	2,283
Provision for loan loss	500	525	(25)
Provision for taxes	382	500	(118)
Total expenses	$55,768	$17,022	$38,746

Interest expense was $38,499 for the six months ended June 30, 2006 compared to $9,065 for the six months ended June 30, 2005. Interest expense for the six months ended June 30, 2006 consisted primarily of $21,322 of interest on the investment grade tranches of our CDO (which was not in place during the same period in 2005), $9,307 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, and $5,432 of expense accrued against our three $50,000 issuances of trust preferred securities.  The $9,065 of interest expense during the same period in 2005 was comprised primarily of interest on borrowings on the master repurchase facilities with Wachovia and Goldman, interest on only one $50 million issuance of trust preferred securities and the amortization of deferred financing costs.

Management fees increased $3,846 for the six months ended June 30, 2006 to $7,384 versus $3,538 for the same period in 2005 due primarily to an increase in our stockholder’s equity as a result of additional issuances of common equity and the issuance of $150,000 of trust preferred securities, on which management fees are based.  The remaining increase is comprised of $999 paid or payable to our Manager under the CDO collateral management agreement in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on investments in the CDO under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsourcing and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsourcing agreement.

We recorded an incentive fee expense of $2,771 during the six months ended June 30, 2006 in accordance with requirements of the partnership agreement of the Operating Partnership which entitles owners of Class B limited partner interests in the Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  This threshold was not reached during the same period in 2005 and, consequently, no expense was recorded.

The increase in marketing, general and administrative expenses to $5,549 for the six months ended June 30, 2006 versus the same period in 2005 was due primarily to higher professional fees, stock-based compensation, insurance and general overhead costs and a nonrecurring charge of $525 for third-party professional expenses in connection with a possible business combination involving the acquisition of a publicly-traded commercial real estate finance company with business lines considered by management to be highly complementary to ours.  The decision to expense these costs was made once management concluded the proposed transaction was unlikely to occur on terms advantageous to us.

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

Cash Flows (Amounts in thousands)

Net cash from operating activities increased $3,740 to $19,087 for the six months ended June 30, 2006 compared to cash provided of $15,347 for the six months ended June 30, 2005.  Operating cash flow was generated primarily by interest income on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans and preferred equity interests and gains on loan sales.  Increased cash flow from a larger number of investments in 2006 versus 2005 was offset primarily by a $62,213 net use of cash related to the origination of an investment held for sale at June 30, 2006 whereas we did not originate any loans that were held for sale during the six months ended June 30, 2005.

Net cash used in investing activities increased $134,954 to $535,398 for the six months ended June 30, 2006 compared to $400,444 used during the six months ended June 30, 2005.  The primary reason for the additional use of cash is related to increased debt investment originations of $310,304, offset by higher principal collections on our debt investments of $225,682.

Net cash provided by financing activities increased $122,189 to $483,790 for the six months ended June 30, 2006 compared to $361,601 provided during the same period in 2005.  This increase was due primarily to the issuance of $79,955 of common stock during the six months ended June 30, 2006 versus only $60,333 during the same period in 2005 and higher net proceeds from consolidated mortgages payable of $94,525, offset by an increase in the dividend paid to our common stockholders.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200,000.  On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172.9 million, which was used to fund investments and commence our operations.  As of June 30, 2006, 350,000 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan.  These shares have a vesting period of three to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

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

On September 14, 2005, we sold 3,833,333 shares of common stock, at a price of $25.80 per share, resulting in net proceeds of approximately $97.8 million.  A total of 2,875,000 shares were sold through public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock.  Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under one of our repurchase facilities and general corporate purposes.

On May 16, 2006, we sold 3,000,000 shares of common stock, at a price of $26.75 per share, resulting in net proceeds of approximately $80.0 million.  A total of 2,250,000 shares were sold through public offering and an additional 750,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock.  After this offering, SL Green Operating Partnership, L.P. owned 6,418,333 shares of our common stock.  Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under our repurchase facilities and general corporate purposes.

In August 2005 our $350 million shelf registration statement was declared effective by the Securities and Exchange Commission, or

SEC.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  We currently have $170.9 million available under the shelf.

As of June 30, 2006, 25,817,642 shares of common stock and no shares of preferred stock were issued and outstanding.

Outperformance Plan (Amounts in thousands except per share data)

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share.  The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares.  If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established.  In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period.  Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved.  Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election.  Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established.  The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green.   We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R). Compensation expense of $293 and $586 was recorded for the three and six months ended June 30, 2006, respectively, related to the 2005 Outperformance Plan.

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

As of June 30, 2006 there were approximately 10,881 phantom stock units outstanding, of which 4,881 units are vested.

Market Capitalization

At June 30, 2006, our CDO and borrowings under our repurchase facilities, unsecured revolving credit facility and mortgage loans (excluding our share of joint venture debt of $345.8 million) represented 66% of our consolidated market capitalization of $2.0 billion (based on a common stock price of $25.90 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2006).  Market capitalization includes our consolidated debt and common stock.

Indebtedness

The table below summarizes borrowings under our Wachovia and Goldman repurchase facilities and any consolidated mortgage debt or term loans at June 30, 2006 and 2005, respectively (amounts in thousands).

Debt Summary:	June 30, 2006	December 31, 2005
Balance:
Fixed rate	$94,525 (1)	$41,000
Variable rate	393,170	117,366
Total	$487,695	$158,366

Effective interest rate for the period:
Fixed rate	5.75%	4.90%
Variable rate	LIBOR+1.16%	LIBOR+1.59%

(1) We have a 49.75% interest in the entity that is the obligor under the mortgage note.

Repurchase Facilities

We have two repurchase facilities with an aggregate of $900 million of total debt capacity.  In August 2004 we closed on a $250 million repurchase facility with Wachovia.  This facility was then increased to $350 million on January 3, 2005 and subsequently increased to $500 million on April 22, 2005.  As part of the April 2005 increase to $500 million, the initial term of this facility was modified to reflect a staggered term in which $250 million matures in August 2007, $150 million matures in December 2007 and the remaining $100 million matures in June 2008.  On March 21, 2006 we further modified the facility by reducing the interest spreads.  As a result of the modifications, the $500,000 facility bears interest at spreads of 1.00% to 2.50% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 100% based upon the collateral provided under a borrowing base calculation.  The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $350,942 at a weighted average spread to LIBOR of 1.15% and $67,717 at a weighted average spread to LIBOR of 1.50% under this facility at June 30, 2006 and December 31, 2005, respectively.

On January 3, 2005, we closed an additional repurchase facility of $200 million with Goldman.  This facility has an initial term of three years expiring in January 2008 with one six-month extension option.  On March 21, 2006 we modified this facility by reducing the interest spreads.  As a result of the modifications, the facility bears interest at spreads of 1.00% to 2.25% over a 30-day LIBOR and, based on our expected investment activities, provides for advance rates that vary from 40% to 85% based upon the collateral provided under a borrowing base calculation.  On May 24, 2006, we increased the facility to $400,000 for a period of six months, with one three-month extension option.  As with the Wachovia repurchase facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  We had accrued interest of $583 and borrowings of $42,228 at a weighted average spread to LIBOR of 1.25% and accrued interest of $163 and borrowings of $49,649 at a weighted average spread to LIBOR of 1.71% under this facility at June 30, 2006 and December 31, 2005, respectively.

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

Restrictive Covenants

The terms of both of our repurchase facilities include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $10,000 for the first two years and $15,000 thereafter, (c) requires our fixed charge coverage ratio to be at no time less than 1.50 to 1.00, (d) requires our minimum interest coverage ratio to be at no time less than 1.75 to 1.00, (e) require us to maintain minimum tangible net worth of not less than the greater of (i) $129,750, or (i) plus (ii) 75% of the proceeds of our subsequent equity issuances and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 103% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts) through July 2005 and 100% thereafter, except that we may in any case pay distributions necessary to maintain our REIT status.  Under our facility with Wachovia, an event of default will be triggered if GKK Manager LLC ceases to be our Manager.  As of June 30, 2006 and December 31, 2005, we were in compliance with all such covenants.

Unsecured Revolving Credit Facility

In May 2006 we closed on a $100,000 senior unsecured revolving credit facility with KeyBank with an initial term of three years and a one-year extension option.  The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation.  The lender also has consent rights to the inclusion of assets in the borrowing base calculation.  The facility bears interest at 1.90% over 30-day LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over 30-day LIBOR to the extent out leverage ratio is equal to or greater than 80%. We had no outstanding borrowings against this facility as of June 30, 2006.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.50, (c) require our minimum interest coverage ratio to be at no time less than 1.70, (d) require us to maintain minimum tangible net worth of not less than $370,000 plus 75% of the net proceeds from equity offerings completed after the closing of the facility and (e) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 100% of our funds from operations (as defined by the National Association of Real Estate Investment Trusts), except that we may in any case pay distributions necessary to maintain our REIT status.  As of June 30, 2006, we were in compliance with all such covenants.

In conjunction with the closing of the unsecured revolving credit facility with KeyBank, our $25,000 revolving credit facility with Wachovia was terminated.

Mortgage Loan

We have one consolidated interest-only mortgage loan in an amount equal to our ownership percentage in the entity multiplied by the outstanding principal balance of the mortgage loan, which loan financed the acquisition of 55 Corporate Drive in June 2006.  The mortgage has an outstanding principal balance of $190,000, of which we have consolidated 49.75% or $94,525, with an effective interest rate of 5.75% and a term of ten years.

Collateralized Debt Obligations

On July 14, 2005, we issued approximately $1.0 billion of collateralized debt obligations through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the Co-Issuer. The CDO consists of $810.5 million of investment grade notes, and $84.5 million of non-investment grade notes, which were co-issued by the Issuer and the Co-Issuer, and $105.0 million of preferred shares, which were issued by the Issuer.  We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer.  The Issuer holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, which serve as collateral for the CDO. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. We incurred approximately $12.0 million of costs related to the CDO, which are amortized on a level-yield basis over the average life of the CDO. The Issuer is consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us.  Proceeds from the sale of the investment grade notes issued were used to repay substantially all outstanding debt under our repurchase agreements and fund additional investments.

Junior Subordinated Debentures

On January 27, 2006, we completed a third issuance of $50,000 in unsecured trust preferred securities through a separate newly formed DST, Gramercy Capital Trust III, or GCTIII, that is a wholly-owned subsidiary of the Operating Partnership.  The securities bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing.  Thereafter the rate will float based on the three-month LIBOR plus 270 basis points.

In May and August 2005, we completed issuances of $50,000 each in unsecured trust preferred securities through two DST’s, Gramercy Capital Trust I, or GCTI, and Gramercy Capital Trust II, or GCTII, that are also wholly-owned subsidiaries of the Operating Partnership.  The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015.  Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

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

Contractual Obligations

Combined aggregate principal maturities of our CDO, repurchase facilities, trust preferred securities, revolving credit facility and our obligations under our management agreement, outsourcing agreement, CDO collateral management agreement and operating lease as of June 30, 2006 are as follows (amounts in thousands):

	CDO	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable(2)	Revolving Credit Facility	Outsourcing and Management Agreements (1)	CDO Collateral Management Agreement	Operating Lease	Total
2006	$—	$—	$—	$—	$—	$6,066	$1,013	$127	$7,206
2007	—	350,942	—	—	—	12,067	2,026	256	365,291
2008	—	42,228	—	—	—	12,107	2,026	261	56,622
2009	—	—	—	—	—	12,149	2,026	265	14,440
2010	—	—	—	—	—	—	1,092	283	1,375
Thereafter	810,500	—	150,000	94,525	—	—	—	1,351	1,056,376
Total	$810,500	$393,170	$150,000	$94,525	—	$42,389	$8,183	$2,543	$1,501,310

(1)       Management fee is calculated as 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) on June 30, 2006, inclusive of the trust preferred securities issued on May 20, 2005, August 9, 2005 and January 27, 2006.

(2)       We have a 49.75% interest in the entity that holds the mortgage.

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

Related Party Transactions (Amounts in thousands)

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006.  The amended and restated agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights.  We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities.  We incurred expense to our Manager under this agreement of an aggregate of approximately $2,501 and $4,739 for the three and six months ended June 30, 2006, respectively, and approximately $1,326 and $2,530 for the three and six months ended June 30, 2005, respectively.

To provide an incentive for our Manager to enhance the value of the common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of the Operating Partnership which was amended and restated in April 2006) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  We incurred approximately $1,578 and $2,771 with respect to such Class B limited partner interests for the three and six months ended June 30, 2006, respectively and none for the three and six months ended June 30, 2005.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets.  The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us.  The outsourcing agreement currently provides for a fee payable by us of $1,288 per year, increasing 3% annually over the prior year on the anniversary date of the outsourcing agreement in August of each year.  For the three months ended June 30, 2006 and 2005, we realized expense of $322 and $312, respectively, and for the six months ended June 30, 2006 and 2005, we realized expense of $645 and $625, respectively, to our Manager under the outsourcing agreement.  For the three months ended June 30, 2006 and 2005, we realized expense of $539 and $232, respectively, and for the six months ended June 30, 2006 and 2005, we realized expense of $1,000 and $383, respectively, to our Manager under the asset servicing agreement.

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

As compensation for the performance of its obligations as collateral manager, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities not held by us.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us.  For the three and six months ended June 30, 2006 we realized expense of $499 and $1,000, respectively, to our Manager under the collateral management agreement.

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

On June 7, 2006 we closed on the acquisition of a 49.75% interest, which is held as a tenancy-in-common, or TIC, interest, in 55 Corporate Drive, located in Bridgewater, New Jersey with a .25% interest to be acquired in the future.  The remaining 50% of the property is owned as a TIC interest by SL Green Realty Corp.  The property is comprised of three buildings totaling approximately six hundred and seventy thousand square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.  For the three and six months ended June 30, 2006 we paid $63 and $125 under this lease.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman.  The aggregate amount of fees paid by us for such services for the three and six months ended June 30, 2006 was $2 and $3, respectively, and less than $1 for the three and six months ended June 30, 2005.

SL Green Operating Partnership, L.P. is an equity holder in the joint venture that is the borrower on an investment with a book value of $7,190 and $29,026 , respectively, as of June 30, 2006 and December 31, 2005, respectively.

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

On February 27, 2006, we closed on the purchase of a $90,000 whole loan, which bears interest at 30-day LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder.  The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey.  The loan was repaid in full in June 2006 with the proceeds from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by us through a TIC structure.

On March 17, 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at 30-day LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder.  The loan was secured by office and industrial properties in northern New Jersey.  The loan was repaid in full in May 2006.

On May 9, 2006 we originated a $90,287 whole loan, which bears interest at 30-day LIBOR plus 2.75%, to a joint venture in which SL Green is an equity holder.  The loan is secured by office and industrial properties in northern New Jersey and has a book value of $89,884 as of June 30, 2006.

On August 1, 2006 we acquired from a financial institution a 50% pari passu interest in a $65,000 preferred equity investment secured by an office property in New York, New York.  An affiliate of SL Green simultaneously acquired and owns the other 50% pari passu interest.  The investment bears interest at a blended fixed rate of 10.52%.

During the six months ended June 30, 2006, we earned fees of $162,500 from SL Green representing SL Green’s proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

Funds from Operations

FFO is a widely recognized measure of REIT performance.  We compute FFO based on standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.  The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate -related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We consider gains and losses on the sales of debt investments and real estate investments structured as tenancy-in-common investments to be a normal part of our recurring operations and therefore do not exclude such gains and losses when arriving at FFO.  We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS.  We also use FFO as one of several criteria to determine performance-based bonuses for members of our senior management.  FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs, providing perspective not immediately apparent from net income.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Funds from Operations for the three and six months ended June 30, 2006 and 2005 are as follows (amounts in thousands):

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
Net income available to common stockholders	$12,817	$7,457	$23,370	$12,022
Add:
Depreciation and amortization	1,322	537	2,744	956
FFO adjustment for unconsolidated joint ventures	1,978	1,199	3,857	1,199
Less:
Non real estate depreciation and amortization	(1,322)	(537)	(2,505)	(956)
Funds from operations	$14,795	$8,656	$27,466	$13,221

Funds from operations per share - basic	$0.61	$0.46	$1.17	$0.70
Funds from operations per share - diluted	$0.58	$0.45	$1.11	$0.69

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standard No. 123(R), or SFAS No. 123(R) “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value.  The new standard is effective for interim or annual reporting periods beginning after January 1, 2006.  The implementation of SFAS No. 123(R) did not have a material effect on our financial position or results of operations for the three months ended June 30, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of FASB Statement No. 143, or SFAS 143. FIN 47 clarifies the term conditional asset retirement obligation in SFAS 143 as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  FIN 47 clarifies that future expenses to remove asbestos from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for the year ended December 31, 2005 and did not have a material effect on our financial position or results of operations for the three and six months ended June 30, 2006.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which provides guidance in determining whether a general partner controls a limited partnership.  Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.  The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.  If the criteria in Issue 04-5 are met, a company could be required to consolidate certain of its existing unconsolidated joint ventures.  Our adoption of Issue 04-5 for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006 did not have a material effect on our financial position or results of operations for the three and six months ended June 30, 2006.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, or SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market Risk

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate and interest rate risks.

Real Estate Risk

Commercial and multi-family property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of retail, industrial, office or other commercial or multi-family space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs).  In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us.  In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.  Even when a property’s net operating income is sufficient to cover the property’s debt service, at the time a loan is made, there can be no assurance that this will continue in the future. We employ careful business selection, rigorous underwriting and credit approval processes and attentive asset management to mitigate these risks.

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

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of June 30, 2006 and December 31, 2005 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2006	2005	2006	2005	2006	2005	2006	2005
Whole loans, floating rate	$938,416	$561,388	57%	46%	—	—	303bps	325 bps
Whole loans, fixed rate	115,347	94,448	7%	8%	9.64%	10.64%	—	—
Subordinate interests in whole loans, floating rate	404,789	362,983	24%	30%	—	—	425bps	443 bps
Subordinate interests in whole loans, fixed rate	48,206	37,104	3%	3%	9.56%	9.19%	—	—
Mezzanine loans, floating rate	81,766	82,793	5%	7%	—	—	724bps	858 bps
Mezzanine loans, fixed rate	43,291	43,352	2%	4%	8.88%	8.88%	—	—
Preferred equity, floating rate	11,850	11,795	1%	1%	—	—	900bps	900 bps
Preferred equity, fixed rate	11,901	11,882	1%	1%	10.28%	10.28%	—	—
Total / Average	$1,655,566	$1,205,745	100%	100%	9.51%	9.92%	366bps	417 bps

(1)   Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)   Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of June 30, 2006, our investment portfolio had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value	% of Total
		(In thousands)
2006	8	$223,548	13%
2007	28	627,645	38%
2008	13	491,625	30%
2009	8	134,945	8%
2010	2	6,612	1%
2011	2	56,901	3%
Thereafter	5	114,290	7%
Total	66	$1,655,566	100%

Weighted average maturity (1)		2.1 years

(2)    The calculation of weighted average maturity is based upon the initial term of the investment and does not include option or extension periods, which may be available to the borrower.

Combined aggregate principal maturities of our consolidated CDO, repurchase facilities, trust preferred securities, mortgage note payable and revolving credit facility as of June 30, 2006 are as follows:

	Collateralized Debt Obligations	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable		Unsecured Revolving Credit Facility	Total
2006	$—	$—	$—	$—		$—	$—
2007	—	350,942	—	—		—	350,942
2008	—	42,228	—	—		—	42,228
2009	—	—	—	—		—	—
2010	—	—	—	—		—	—
2011	—	—	—	—		—	—
Thereafter	810,500	—	150,000	94,525	(1)	—	1,055,025
Total	$810,500	$393,170	$150,000	$94,525		—	$1,448,195

(1) We have a 49.75% interest in the entity that is the obligor under the mortgage note.

The following table summarizes the notional and fair value of our derivative financial instrument at June 30, 2006.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$61,603	4.760%	1/2006	3/2015	3,147
Interest Rate Swap	3 month LIBOR	40,000	4.420%	7/2005	2/2014	$2,643
Interest Rate Swap	1 month LIBOR	31,686	3.855%	7/2005	11/2009	1,576
Interest Rate Cap	3 month LIBOR	23,713	5.700%	11/2005	12/2007	36
Interest Rate Cap	1 month LIBOR	20,000	6.000%	4/2006	4/2007	3
Interest Rate Cap	1 month LIBOR	14,120	5.500%	12/2005	1/2007	6
Interest Rate Swap	1 month LIBOR	6,402	4.760%	1/2006	3/2015	327
Interest Rate Swap	1 month LIBOR	3,960	4.959%	12/2005	12/2015	177
Interest Rate Swap	1 month LIBOR	3,465	4.280%	7/2005	12/2009	128
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	35
Total		$208,414				$8,078

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

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

We incorporate by reference the information required by this Item 1 of Part II to the information regarding litigation in Note 16 to the Consolidated Financial Statements contained in Part I of this report.

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

None

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2006, we held our annual meeting of stockholders (the “Meeting”) in New York, New York for the purpose of: (i) electing two Class II directors to serve on the Board until our 2009 annual meeting of stockholders and until their successors are duly elected and qualified; and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.  The total number of shares of common stock entitled to vote at the Meeting was 22,805,642, of which 21,100,996 shares, or 92.5%, were present in person or by proxy.

The following sets forth the results of the election of directors:

Name of Class II Nominees	For	Withheld
Stephen L. Green	21,060,431	40,565
Allan J. Baum	20,418,246	682,750

There was no solicitation in opposition to the foregoing nominees by stockholders.  The terms of office for Marc Holliday, Paul J. Konigsberg and Charles S. Laven, our Class I directors, and Hugh F. Hall and Jeffrey E. Kelter, our Class III directors, continued after the Meeting.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by our stockholders with 21,095,229 votes “For,” 3,542 votes “Against” and 2,225 votes “Abstained,” none of which such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our Proxy Statement).

Further information regarding the proposals is contained in our Proxy Statement, dated April 17, 2006.

ITEM 5.                  OTHER INFORMATION

On May 10, 2006 we entered into a Sales Agreement (the “Cantor Fitzgerald & Co. Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (the “Sales Agent”). In accordance with the terms of the Agreement, the Company may offer and sell up to 1,000,000 shares of its common stock (the “Cantor Fitzgerald & Co. Shares”) from time to time through the Sales Agent (collectively, the “Cantor Fitzgerald & Co. Transaction”). Sales of the Cantor Fitzgerald & Co. Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including but not limited to sales at other than a fixed price made on or through the facilities of the New York Stock Exchange or sales made to or through a market maker or in any other manner that may be deemed to be an at-the-market offering as defined in Rule 415 of the

Securities Act of 1933, as amended.  The Sales Agent will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will be entitled to a commission equal to two and one half percent (2.5%) of the initial Cantor Fitzgerald & Co. Shares sold pursuant to the terms of the Sales Agreement. In July 2005, the Company filed a registration statement (File No. 333-126938) on Form S-3 with the SEC, which was declared effective in August 2005 (the prospectus contained therein is referred to as the “Prospectus”). In connection with the Cantor Fitzgerald & Co. Transaction, we will file a supplement to the Prospectus (the “Cantor Fitzgerald & Co. Prospectus Supplement”) with the SEC.

On May 10, 2006 we also entered into a separate Sales Agreement (the “Merrill Lynch Sales Agreement”) with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sales agent (the “Sales Agent”). In accordance with the terms of the Agreement, the Company may offer and sell up to 1,000,000 shares of its common stock (the “Merrill Lynch Shares”) from time to time through the Sales Agent (collectively, the “Merrill Lynch Transaction”). Sales of the Merrill Lynch Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including but not limited to sales at other than a fixed price made on or through the facilities of the New York Stock Exchange or sales made to or through a market maker or in any other manner that may be deemed to be an at-the-market offering as defined in Rule 415 of the Securities Act of 1933, as amended.  The Sales Agent will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between the Sales Agent and the Company. The Sales Agent will be entitled to a commission equal to two and one half percent (2.5%) of the initial Merrill Lynch Shares sold pursuant to the terms of the Sales Agreement. In July 2005, the Company filed a registration statement (File No. 333-126938) on Form S-3 with the SEC, which was declared effective in August 2005 (the prospectus contained therein is referred to as the “Prospectus”). In connection with the Merrill Lynch Transaction, we will file a supplement to the Prospectus (the “Merrill Lynch Prospectus Supplement”) with the SEC.

ITEM 6.                  EXHIBITS

(a)   Exhibits:

1.1           Underwriting Agreement, dated May 11, 2006, among the Company, GKK Capital LP, GKK Manager LLC and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K, dated and filed with the Commission on May 17, 2006).

3.1           Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 5 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on July 26, 2004 and declared effective by the Commission on July 27, 2004).

3.2           Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 2 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on June 23, 2004 and declared effective by the Commission on July 27, 2004).

10.1         Form of Amended and Restated Management Agreement, dated as of April 19, 2006, by and between the Company and GKK Manager LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on April 20, 2006).

10.2         Form of Amended and Restated Origination Agreement, dated as of April 19, 2006, by and between the Company and SL Green Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 the Company’s Form 8-K filed with the Commission on April 20, 2006).

10.3         Form of Second Amended and Restated Registration Rights Agreement, dated as of April 19, 2006, by and between the Company and SL Green Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Commission on April 20, 2006).

10.4         Form of Amended and Restated Asset Servicing Agreement, dated as of April 19, 2006, by and between GKK Manager LLC and SLG Gramercy Services LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the Commission on April 20, 2006).

10.5         Form of Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of April 19, 2006 (incorporated by reference to Exhibit 10.5 the Company’s Form 8-K filed with the Commission on April 20, 2006).

10.6         Amended and Restated Outsourcing Agreement, dated as of April 19, 2006, by and between GKK Manager LLC and SL Green Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was filed with the Commission on May 10, 2006).

10.7         Form of Sales Agreement, dated May 10, 2006, by and among the Company, GKK Capital LP, GKK Manager LLC and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was filed with the Commission on May 10, 2006).

10.8         Form of Sales Agreement, dated May 10, 2006, by and among the Company, GKK Capital LP, GKK Manager LLC and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated  (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was filed with the Commission on May 10, 2006).

10.9         Fourth Amendment, dated as of May 23, 2006, by and among Gramercy Warehouse Funding II LLC, GKK Trading Warehouse II LLC and Goldman Sachs Mortgage Company, to the Master Repurchase Agreement, dated as of January 3, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Commission on May 26, 2006).

10.10       Second Amendment, dated as of July 13, 2006, among Wachovia Bank, National Association, Gramercy Warehouse Funding I LLC and GKK Trading Warehouse I LLC, to the Second Amended and Restated Master Repurchase Agreement, dated as of April 21, 2005 (filed herewith).

31.1         Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2         Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1         Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202 (filed herewith).

32.2         Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAMERCY CAPITAL CORP.

	By:	/s/ Robert R. Foley
Robert R. Foley
Chief Financial Officer

Date: August 9, 2006