Form 10-Q
period 2006-09-30
GRAMERCY CAPITAL CORP
filed 2006-11-09
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
YES ☐    NO ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 25,878,391 as of November 9, 2006.

GRAMERCY CAPITAL CORP.

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

Gramercy Capital Corp.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets:
Cash and cash equivalents	$39,842	$70,576
Restricted cash	238,450	53,833
Loans and other lending investments, net	2,064,058	1,163,745
Investment in unconsolidated joint ventures	58,512	58,040
Loans held for sale, net	—	42,000
Commercial real estate, net	94,298	51,173
Accrued interest	11,477	7,187
Deferred financing costs	27,582	17,488
Deferred costs	1,236	1,894
Derivative instruments, at fair value	613	2,271
Other assets	3,886	1,603
Total assets	$2,539,954	$1,469,810

Liabilities and Stockholders’ Equity:
Repurchase agreements	$58,739	$117,366
Collateralized debt obligations	1,714,250	810,500
Mortgage note payable	94,525	41,000
Management fees payable	3,031	1,329
Incentive fee payable	1,822	1,237
Dividends payable	13,109	10,726
Accounts payable and accrued expenses	18,398	11,561
Other liabilities	32,289	3,687
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	100,000
Total liabilities	2,086,163	1,097,406

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 25,834,642 and 22,802,642 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	25	22
Additional paid-in-capital	451,923	369,529
Accumulated other comprehensive income	1,439	2,851
Retained earnings	404	2
Total stockholders’ equity	453,791	372,404
Total liabilities and stockholders’ equity	$2,539,954	$1,469,810

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Investment income	$45,299	$21,060	$116,313	$46,999
Rental revenue, net	—	314	914	314
Gain on sales and other income	5,156	5,218	13,724	8,727
Total revenues	50,455	26,592	130,951	56,040

Expenses
Interest expense	25,782	11,250	64,280	20,316
Management fees	4,409	2,726	11,793	6,264
Incentive fee	1,822	1,038	4,592	1,038
Depreciation and amortization	278	105	962	232
Marketing, general and administrative	2,169	1,456	7,719	4,722
Provision for loan loss/(recovery)	(70)	430	430	955
Total expenses	34,390	17,005	89,776	33,527
Income from continuing operations before equity in net loss of unconsolidated joint ventures and provision for taxes	16,065	9,587	41,175	22,513
Equity in net loss of unconsolidated joint ventures	(734)	(510)	(2,090)	(914)
Income from continuing operations before provision for taxes	15,331	9,077	39,085	21,599
Provision for taxes	(795)	(500)	(1,178)	(1,000)
Net income available to common stockholders	$14,536	$8,577	$37,907	$20,599

Basic earnings per share:
Net income available to common stockholders	$0.56	$0.44	$1.56	$1.08
Diluted earnings per share:
Net income available to common stockholders	$0.54	$0.41	$1.48	$1.05
Dividends per common share	$0.51	$0.45	$1.52	$1.02
Basic weighted average common shares outstanding	25,832	19,603	24,336	19,093
Diluted weighted average common shares and common share equivalents outstanding	27,034	20,788	25,533	19,618

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statement of Stockholders’ Equity
(Unaudited, amounts in thousands, except share data)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Retained		Comprehensive
	Shares	Par Value	In-Capital	Income	Earnings	Total	Income
Balance at December 31, 2005	22,803	$22	$369,529	$2,851	$2	$372,404
Net income					37,907	37,907	$37,907
Net unrealized loss on derivative instruments				(1,412)		(1,412)	(1,412)
Proceeds from common stock offerings	3,000	3	79,787			79,790
Stock-based compensation – fair value			1,426			1,426
Proceeds from stock option exercises	20	—	300			300
Deferred compensation plan, net	12	—	881			881
Cash distributions declared ($1.52 per common share)					(37,505)	(37,505)
Balance at September 30, 2006	25,835	$25	$451,923	$1,439	$404	$453,791	$36,495

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months ended September 30,
	2006	2005
Operating Activities
Net income available to common stockholders	$37,907	$20,599
Adjustments to reconcile net income available to common stockholders to net cash used / provided by operating activities:
Depreciation and amortization	4,064	1,966
Amortization of discount, premium and other fees on investments	(7,984)	(772)
Equity in net loss of unconsolidated joint ventures	2,091	914
Gain on sale of securities	(6,362)	—
Amortization of stock compensation	2,307	2,775
Provision for loan loss	430	955
Net realized gain on loan held for sale	(1,173)	—
Changes in operating assets and liabilities:
New investments in loans held for sale	(62,213)	—
Proceeds from sale of loans held for sale	102,392	—
Accrued interest	(4,290)	(3,426)
Other assets	12,634	(924)
Management fees payable	1,702	873
Incentive fee payable	585	1,038
Settlement of derivative instruments	2,723	—
Accounts payable, accrued expenses and other liabilities	30,674	11,303
Net cash used / provided by operating activities	115,487	35,301
Investing Activities
New investment originations	(1,326,623)	(733,902)
Principal collections on investments	432,424	203,701
Investment in commercial real estate and securities	(109,235)	(50,496)
Net proceeds from the sale of securities	14,812	—
Investment in joint venture	—	(57,844)
Change in restricted cash from investing activities	(19,014)	—
Deferred investment costs	(1,320)	(759)
Net cash used in investing activities	(1,008,956)	(639,300)
Financing Activities
Proceeds from repurchase facilities	1,002,844	676,290
Repayments of repurchase facilities	(1,061,472)	(915,175)
Proceeds from issuance of collateralized debt obligation	903,750	810,500
Proceeds from mortgage note payable	94,525	41,000
Change in restricted cash from financing activities	(165,822)	(250,663)
Settlement of derivative instruments	730	320
Proceeds from stock options exercised	300	1,920
Net proceeds from sale of common stock	79,790	156,137
Issuance of trust preferred securities	50,000	100,000
Deferred financing costs and other liabilities	(6,781)	(17,575)
Dividends paid	(35,129)	(12,538)
Net cash provided by financing activities	862,735	590,216
Net decrease in cash and cash equivalents	(30,734)	(13,783)
Cash and cash equivalents at beginning of period	70,576	39,094
Cash and cash equivalents at end of period	$39,842	$25,311

Non-cash activity
Change in investment in unconsolidated joint ventures	1,814	57,190
Deferred gains on derivative instruments	390	2,224

Supplemental cash flow disclosures
Interest paid	53,880	9,518
Income taxes paid	1,223	323

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

We are externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green.  At September 30, 2006, SL Green owned approximately 25% of the outstanding shares of our common stock. We qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with our taxable year ending December 31, 2004 and expect to qualify for the current fiscal year.  To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income.  Unless the context requires otherwise, all references to “we,” “our,” and “us” means Gramercy Capital Corp.

As of September 30, 2006, we held loans and other lending investments of $2,064,058 net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 357 basis points for our floating rate investments, and an average yield of 10.27% for our fixed rate investments.  As of September 30, 2006, we also held interests in four credit tenant lease, or CTL, investments comprised of a 49.75% tenancy-in-common, or TIC, interest in 55 Corporate Drive in Bridgewater, New Jersey, and three joint venture investments.

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

Restricted Cash

Restricted cash at September 30, 2006 consists primarily of $182,967 on deposit with the trustee of our collateralized debt obligations, or CDOs, representing proceeds from our second CDO issuance that will be used to fund future investments that will be acquired by the CDO trust.  Also included are the proceeds of repayments from loans serving as collateral in our CDOs, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for our CDOs, which are remitted to us on a quarterly basis in the month following the end of our fiscal quarter, and future funding obligations on certain investments.  The remaining balance consists of interest reserves held on behalf of borrowers and $23,601 representing our share of the reserves of 55 Corporate Drive.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  We maintained a reserve of $1,460 and $1,030 at September 30, 2006 and December 31, 2005, respectively.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

Mortgage-backed securities, or MBS, are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of September 30, 2006 that were accounted for as trading securities.

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

When the fair value of an available-for-sale security is less than the amortized cost, we consider whether there is an other-than-

temporary impairment in the value of the security (for example, whether the security will be sold prior to the recovery of fair value).  If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and this loss is realized and charged against earnings.  The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

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

As of September 30, 2006, we had one proportionately consolidated CTL investment representing a 49.75% TIC interest in 55 Corporate Drive in Bridgewater, New Jersey.  All income and expenses at this property are being capitalized and are not recognized in our results from operations as of and for the period ended September 30, 2006, as the property is currently being redeveloped.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46.  In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments.  The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to us.  As of September 30, 2006 we had investments of $58,512 in three unconsolidated joint ventures.

Revenue Recognition

Interest income on debt investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan using the effective interest method.  Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.  Fees on commitments that expire unused are recognized at expiration.  Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to us, in the form of a guarantee are recognized over the term of that guarantee using the straight-line method.

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

In some instances we may sell all or a portion of our investments to a third party.  To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income.  To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income.  We recognized $400 in gains from the syndication of one fixed rate debt investment during the three months ended September 30, 2006.  For the nine months ended September 30, 2006 we recognized $1,828 in net gains from the sale of three fixed rate debt investments, one fixed rate debt commitment and the syndication of portions of two floating rate debt investments.

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

Reserve for Possible Loan Losses

The expense for possible loan losses in connection with debt investments is the charge to earnings to increase the allowance for possible loan losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions.  Based upon these factors, we may establish the provision for possible loan losses by individual asset or category of asset. When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for loan losses.  We maintained a reserve for possible loan losses of $1,460 against investments with a carrying value of $82,336 as of September 30, 2006, and a reserve for possible loan losses of $1,030 against investments with a carrying value of $68,293 as of December 31, 2005, respectively.

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

	2006	2005
Dividend yield	8.1%	8.4%
Expected life of option	6.7 years	6.9 years
Risk-free interest rate	4.12%	4.16%
Expected stock price volatility	21.0%	19.1%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, (as defined in the partnership agreement of the Operating Partnership which was amended and restated in April 2006) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders.  We incurred approximately $1,822 and $4,592 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2006, respectively, and $1,038 for the three and nine months ended September 30, 2005.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable.  Gramercy places its cash investments in excess of insured amounts with high quality financial institutions.  Our Manager performs ongoing analysis of credit risk concentrations in our debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics.  Four investments accounted for more than 20% of the total carrying value of our debt investments as of September 30, 2006 and December 31, 2005. Six investments accounted for approximately 26% and 21% of the revenue earned on our debt investments for the three and nine months ended September 30, 2006, compared to three investments which accounted for approximately 25% and 29% of the revenue earned on our debt investments for the three and nine months ended September 30, 2005.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standard No. 123(R), or SFAS No. 123(R) “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value.  The new standard is effective for interim or annual reporting periods beginning after January 1, 2006.  The implementation of SFAS No. 123(R) did not have a material effect on our financial position or results of operations for the three and nine months ended September 30, 2006.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which provides guidance in determining whether a general partner controls a limited partnership.  Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.  The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.  If the criteria in Issue 04-5 are met, a company could be required to consolidate certain of its existing unconsolidated joint ventures.  Our adoption of Issue 04-5 for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006 did not have a material effect on our financial position or results of operations for the three and nine months ended September 30, 2006.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

3.             Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of September 30, 2006 and December 31, 2005 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2006	2005	2006	2005	2006	2005	2006	2005
Whole loans, floating rate	$1,284,562	$561,388	62%	46%	—	—	314 bps	325 bps
Whole loans, fixed rate	80,700	94,448	4%	8%	11.94%	10.67%	—	—
Subordinate interests in whole loans, floating rate	337,813	362,983	17%	30%	—	—	397 bps	443 bps
Subordinate interests in whole loans, fixed rate	48,513	37,104	2%	3%	8.72%	8.80%	—	—
Mezzanine loans, floating rate	187,727	82,793	9%	7%	—	—	548 bps	858 bps
Mezzanine loans, fixed rate	68,590	43,352	3%	4%	9.08%	8.51%	—	—
Preferred equity, floating rate	11,879	11,795	1%	1%	—	—	900 bps	900 bps
Preferred equity, fixed rate	44,274	11,882	2%	1%	10.79%	10.27%	—	—
Total / Average	$2,064,058	$1,205,745	100%	100%	10.27%	9.78%	357 bps	417 bps

(1)  Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)          Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of September 30, 2006, our investment portfolio had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value	% of Total
		(In thousands)
2006	4	$51,397	2%
2007	28	715,942	35%
2008	20	842,458	41%
2009	14	283,309	14%
2010	2	6,625	—
2011	2	56,910	3%
Thereafter	7	107,417	5%
Total	77	$2,064,058	100%

Weighted average maturity (1)		1.9 years

(1)          The calculation of weighted average maturity is based upon the initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the three and nine months ended September 30, 2006 and 2005 the Company’s investment income from debt investments was generated by the following investment types:

	Three months ended September 30, 2006		Three months ended September 30, 2005
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$28,236	62%	$9,410	44%
Subordinate interests in whole loans	10,479	23%	7,529	36%
Mezzanine loans	5,195	12%	3,313	16%
Preferred equity	1,389	3%	421	2%
CMBS	—	—	387	2%
Total	$45,299	100%	$21,060	100%

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$67,913	58%	$18,394	39%
Subordinate interests in whole loans	32,570	28%	19,689	42%
Mezzanine loans	12,932	11%	6,682	14%
Preferred equity	2,898	3%	1,112	2%
CMBS	—	—	1,122	3%
Total	$116,313	100%	$46,999	100%

At September 30, 2006 and December 31, 2005, our debt investment portfolio had the following geographic diversification:

	2006		2005
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$939,384	46%	$429,012	46%
West	825,723	40%	251,853	27%
South	205,084	10%	127,973	14%
Midwest	93,867	4%	107,563	11%
Various	—	—	20,000	2%
Total	$2,064,058	100%	$936,401	100%

In connection with a preferred equity investment we held at September 30, 2006, which was subsequently repaid in October 2006, we have guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which we have invested in the event of a borrower default under such loan.  The loan matures in 2032.  This guarantee is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan.  As compensation, we received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on our balance sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded.  Our maximum exposure under this guarantee is approximately $1,443 as of September 30, 2006.  Under the terms of the guarantee, the investment sponsor is required to reimburse us for the entire amount paid under the guarantee until the guarantee expires.

4.  Property Acquisitions

55 Corporate Drive

On June 7, 2006 we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey, with a 0.25% interest to be acquired in the future.  The property is comprised of three buildings totaling 670,000 square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.  The remaining 50% of the property is owned as a TIC interest by SL Green.   Upon closing the acquisition of the property, the $90,000 whole loan previously held by us was repaid in full using proceeds from the new mortgage financing.  All income and expenses at this property are being capitalized and are not recognized in our results from operations as of and for the period ended September 30, 2006, as the property is currently being redeveloped.

5. Disposition of Security Interests in Property

200 Franklin Square Drive

On September 6, 2005, we closed on the acquisition of a 100% fee interest in 200 Franklin Square Drive, located in Somerset, New Jersey. The property is a 200,000 square foot building which is 100% net leased to Philips Holding USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021.  The property was acquired for a purchase price of $50,250, excluding closing costs, and financed with a $41,000, 10-year, fixed-rate first mortgage loan.

On March 31, 2006, following the conversion of the entity that owns 200 Franklin Square Drive into a Delaware statutory trust, or DST, we sold approximately 29.3% of our security interests in the DST to a third party.  Subsequently, we sold an additional 45.7% of our security interests in the DST to the same party, reducing our final ownership interest to 25.0%.  We received total cash consideration of $12,800 for these interests and the buyer assumed 75% of the DST’s underlying mortgage debt.  The disposition resulted in a net gain of $4,530, after transaction costs.  As a result of the disposition, this investment is now classified as an investment in joint venture and accounted for using the equity method.  As of September 30, 2006 the investment has a carrying value of $2,572.  We recorded our pro rata share of net income of the joint venture of $25 and $81 for the three and nine months ended September 30, 2006, respectively.

6. Investments in Unconsolidated Joint Ventures

South Building at One Madison Avenue, New York, New York

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building.  The joint venture is owned 45% by a wholly-owned subsidiary and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building.  The first mortgage is non-recourse to us.  The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term.  As of September 30, 2006 the investment has a carrying value of $55,723.  We recorded our pro rata share of net losses of the joint venture of $415 and $1,168 for the three and nine months ended September 30, 2006, respectively, and $510 and $914 for the three and nine months ended September 30, 2005.

101 S. Marengo Avenue, Pasadena, California

On November 29, 2005, we closed on the purchase of a 50% interest in an office building in Pasadena, CA.  We also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which is net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, 10-year fixed-rate first mortgage loan.  As of September 30, 2006 the investment has a carrying value of $217.  For the three and nine months ended September 30, 2006, we recorded our pro rata share of net losses of the joint ventures of $344 and $1,005, respectively.

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

8.  Collateralized Debt Obligations

During 2005 we issued approximately $1,000,000 of CDOs through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. The CDO consists of $810,500 of investment grade notes, $84,500 of non-investment grade notes, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $105,000 of preferred shares, which were issued by the 2005 Issuer.  The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%.  We incurred approximately $11,957 of costs related to Gramercy Real Estate CDO 2005-1, which are amortized on a level-yield basis over the average life of the CDO.

On August 24, 2006 we issued an additional approximately $1,000,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO consists of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer.  The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. We incurred approximately $11,356 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO.  The Issuer in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, which serve as collateral for the CDO.  Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid.  The financial statements of the Issuer of each CDO are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments.

9.   Debt Obligations

Repurchase Facilities

We have two repurchase facilities, one with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, and one with Goldman Sachs Mortgage Company, or Goldman.

The repurchase facility with Wachovia is a $500,000 facility.  This facility was initially established as a $250,000 facility, was increased to $350,000 from $250,000 effective January 3, 2005, and was subsequently increased to $500,000 effective April 22, 2005. On March 21, 2006 we further modified the facility by reducing the interest spreads.  As a result of the modifications, the $500,000 facility bears interest at spreads of 1.00% to 2.50% over three month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 100% based upon the collateral provided under a borrowing base calculation.  On October 13, 2006 we extended the facility’s maturity date until October 2009.  The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  We had no accrued interest and borrowings of $58,739 at a weighted average spread to LIBOR of 1.35%, and $67,717 at a weighted average spread to LIBOR of 1.50%, under this facility at September 30, 2006 and December 31, 2005, respectively.

Borrowings under the Wachovia facility at September 30, 2006 and December 31, 2005 were secured by the following investments:

	Carrying Value (1)
Investment Type	2006	2005
Whole loans	$69,852	$33,223
Subordinate interests in whole loans	—	74,689
CDO securities (2)	—	49,500
Total	$69,852	$157,412

(1)          Approximates fair value.

(2)          Represents the BB rated securities in our CDO that were retained by us.

We also have a repurchase facility with Goldman.  On October 13, 2006 we increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009.  On March 21, 2006, we modified the pricing on this facility by reducing the interest spreads.  As a result of the modifications, the facility bears interest at spreads of 1.00% to 2.25% over three month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 40% to 85% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  We had no accrued interest and no outstanding borrowings as of September 30, 2006, and accrued interest of $163 and borrowings of $49,649 at a weighted average spread to LIBOR of 1.71% under this facility at December 31, 2005.

Borrowings under the Goldman facility at December 31, 2005 were secured by the following investments:

Carrying Value
Investment Type	2005
Whole loans	$59,457
Total	$59,457

(1)   Approximates fair value.

The terms of our repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets under the Wachovia facility or a debt to equity ratio less than or equal to 5:1 under the Goldman facility, (b) require us to maintain minimum liquidity of at least $10,000 for the first two years and $15,000 thereafter under the Goldman facility, and at least $15,000 under the Wachovia facility, (c) require our fixed charge coverage ratio to be at no time less than 1.50 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.75 to 1.00 under the Wachovia facility, (e) require us to maintain minimum tangible net worth of not less than (i) $129,750, plus (ii) 75% of the proceeds of our subsequent equity issuances following our initial public offering under the Goldman facility and not less than (i) $400,000, plus (ii) 75% of the net proceeds of our subsequent equity issuances following the date of the October 2006 amendment under the Wachovia facility and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined therein) under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered if, among other things, GKK Manager LLC is terminated as our Manager.  As of September 30, 2006 and December 31, 2005, we were in compliance with all such covenants.

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

Unsecured Revolving Credit Facility

In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank with an initial term of three years and a one-year extension option.  The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation.  The lender also has consent rights to the inclusion of assets in the borrowing base calculation.  The facility bears interest at 1.90% over three month LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over three month LIBOR to the extent out leverage ratio is equal to or greater than 80%.  We had no outstanding borrowings against this facility as of September 30, 2006.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.50, (c) require our minimum interest coverage ratio to be at no time less than 1.70, (d) require us to maintain minimum tangible net worth of not less than $370,000 plus 75% of the net proceeds from equity offerings completed after the closing of the facility and (e) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our Manager. As of September 30, 2006, we were in compliance with all such covenants.

In conjunction with the closing of the unsecured revolving credit facility with KeyBank, our $25,000 revolving credit facility with Wachovia was terminated.

Mortgage Loan

We have one consolidated interest-only mortgage loan in an amount equal to our ownership percentage in the entity multiplied by the outstanding principal balance of the mortgage loan, which loan financed the acquisition of 55 Corporate Drive in June 2006.  The mortgage has an outstanding principal balance of $190,000, of which we have consolidated 49.75% or $94,525, with an effective interest rate of 5.75% and a term of ten years.  Interest on this mortgage is being capitalized as of September 30, 3006 as the property is being redeveloped.  Capitalized interest was $1,766 for the three and nine months ended September 30, 2006.

Combined aggregate principal maturities of our consolidated CDOs, repurchase facilities, trust preferred securities, mortgage note payable and unsecured revolving credit facility as of September 30, 2006 are as follows:

	Collateralized Debt Obligations	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable		Unsecured Revolving Credit Facility	Total
2006	$—	$—	$—	$—		$—	$—
2007	—	—	—	—		—	—
2008	—	—	—	—		—	—
2009	—	58,739	—	—		—	58,739
2010	—	—	—	—		—	—
2011	—	—	—	—		—	—
Thereafter	1,714,250	—	150,000	94,525	(1)	—	1,958,775
Total	$1,714,250	$58,739	$150,000	$94,525		—	$2,017,514

(1) We have a 49.75% interest in the entity that is the obligor under the mortgage note.

10.  Operating Partnership Agreement / Manager

At September 30, 2006, we owned all of the Class A limited partnership interests in our Operating Partnership.  At September 30, 2006, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P.

Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are among our executive officers, certain of which interests are subject to performance thresholds.

At September 30, 2006, the majority of the interests in our Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., including some of whom are among our executive officers, certain of which interests are subject to performance thresholds.

11.  Related Party Transactions

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006.  The amended and restated agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights.  We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities.  We incurred expense to our Manager under this agreement of an aggregate of approximately $2,704 and $7,443 for the three and nine months ended September 30, 2006, respectively, and approximately $1,678 and $4,208 for the three and nine months ended September 30, 2005, respectively.

To provide an incentive for our Manager to enhance the value of our common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of the Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  We incurred approximately $1,822 and $4,592 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2006, respectively and $1,038 for the three and nine months ended September 30, 2005.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets.  The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us.  The outsourcing agreement currently provides for a fee payable by us of $1,326 per year, increasing 3% annually over the prior year on the anniversary date of the outsourcing agreement in August of each year.  For the three months ended September 30, 2006 and 2005, we realized expense of $328 and $319, respectively, and for the nine months ended September 30, 2006 and 2005, we realized expense of $973 and $944, respectively, to our Manager under the outsourcing agreement.  For the three months ended September 30, 2006 and 2005, we realized expense of $621 and $291, respectively, and for the nine months ended September 30, 2006 and 2005, we realized expense of $1,621 and $674, respectively, to our Manager under the asset servicing agreement.

In connection with the closing of our first CDO in July 2005, the Issuer, Gramercy Real Estate CDO 2005-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities not held by us.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us.  For the three and nine months ended September 30, 2006 we realized expense of $518 and $1,518, respectively, to our Manager under such collateral management agreement.

The amended and restated management agreement provides that in connection with formations of future collateralized debt obligations or other securitization vehicles, if a collateral manager is retained, our Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for transitional “managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for non-transitional “managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. The balance of the fees paid by the CDOs for collateral management services are paid to us.  Collateral manager fees paid on our CDO that closed in August 2006 are governed by the amended and restated management agreement as a transitional managed CDO. For the three and nine months ended September 30, 2006 we realized expense of $238 to our Manager under this agreement.

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

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building.  The joint venture, which was created to acquire, own and operate the South Building, is owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building.  The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to CS pursuant to a lease with a 15-year remaining term.

On June 7, 2006 we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future.  The remaining 50% of the property is owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P..  The property is comprised of three buildings totaling approximately six hundred and seventy thousand square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.  For the three and nine months ended September 30, 2006, we paid $63 and $188 under this lease.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman.  The aggregate amount of fees paid by us for such services for the three and nine months ended September 30, 2006 was $3 and $6, respectively, and less than $1 for the three and nine months ended September 30, 2005.

SL Green Operating Partnership, L.P. is an equity holder in the joint venture that is the borrower on an investment with a book value of $29,026 as of December 31, 2005.

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

On February 27, 2006, we closed on the purchase of a $90,000 whole loan, which bears interest at three month LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder.  The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey.  The loan was repaid in full in June 2006 with the proceeds from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by us through a TIC structure.

On March 17, 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at three month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder.  The loan is secured by office and industrial properties in northern New Jersey.  The loan was repaid in full in May 2006.

On May 9, 2006 we originated a $90,287 whole loan, which bears interest at three month LIBOR plus 2.75%, to a joint venture in which SL Green is an equity holder.  The loan is secured by office and industrial properties in northern New Jersey and has a book value of $89,966 as of September 30, 2006.

On August 1, 2006 we acquired from a financial institution a 50% pari passu interest in a $65,000 preferred equity investment secured by an office property in New York, New York.  An affiliate of SL Green simultaneously acquired and owns the other 50% pari passu interest. The investment bears interest at a blended fixed rate of 10.52%.

During the nine months ended September 30, 2006, we earned fees of $162,500 from SL Green representing SL Green’s proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

12.  Deferred Costs

Deferred costs at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
Deferred financing	$33,862	$20,553
Deferred acquisition	2,377	2,210
	36,239	22,763
Less accumulated amortization	(7,421)	(3,381)
	$28,818	$19,382

Deferred financing costs relate to our existing repurchase facilities with Wachovia and Goldman, our unsecured revolving credit facility with KeyBank, our CDOs and the trust preferred securities.  These costs are amortized on a straight-line basis to interest expense based on the remaining term of the related financing.

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

Cash equivalents, accrued interest, and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  The carrying value of our CDOs, repurchase and revolving  credit facilities approximate fair value because they bear interest at floating rates, which we believe, for facilities with a similar risk profile, reasonably approximate market rates.  Our junior subordinated debentures reasonably approximate fair value based upon the amount at which similarly issued instruments would be issued in the current market.  Our fixed rate mortgage payable is carried at its unpaid principal balance, which approximates fair value due to the short period of time the note has been outstanding.  Loans and commercial mortgage backed securities are carried at amounts, which reasonably approximate their fair value as determined by our Manager.

The fair value of our fixed-rate debt investments as determined by our Manager in consultation with market dealers of such instruments as of September 30, 2006 are as follows:

	Carrying Value	Fair Value
Fixed-rate debt investments	$242,077	$242,077

Disclosure about fair value of financial instruments is based on pertinent information available to us at September 30, 2006.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

14.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200.  On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations.  As of September 30, 2006, 350,000 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan.  These shares have a vesting period of three to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

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

On May 16, 2006, we sold 3,000,000 shares of common stock, at a price of $26.75 per share, resulting in net proceeds of approximately $79,787.  A total of 2,250,000 shares were sold through a public offering and an additional 750,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock.  After this offering, SL Green Operating Partnership, L.P. owned 6,418,333 shares of our common stock.  Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under our repurchase facilities and general corporate purposes.

In August 2005 our $350,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  We currently have $170,850 available under the shelf.

As of September 30, 2006, 25,834,642 shares of common stock and no shares of preferred stock were issued and outstanding.

Equity Incentive Plan

As part of our initial public offering, we instituted our Equity Incentive Plan.  The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At September 30, 2006, approximately 1,206,799 shares of common stock were available for issuance under the Equity Incentive Plan.

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

A summary of the status of our stock options as of September 30, 2006 and December 31, 2005 are presented below:

	September 30, 2006		December 31, 2005
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	733,584	$16.47	640,500	$15.05
Granted	197,500	$23.49	236,000	$19.62
Exercised	(20,000)	$15.00	(131,249)	$15.01
Lapsed or cancelled	(35,668)	$20.25	(11,667)	$18.20
Balance at end of period	875,416	$17.94	733,584	$16.47

All options were granted within a price range of $15.00 to $26.79.  The remaining weighted average contractual life of the options was 8.3 years.  Compensation expense of $406 will be recorded over the course of the next 18 months, representing the remaining weighted average vesting period of the option awards as of September 30, 2006.  Compensation expense of $63 and $210 was recorded for the three and nine months ended September 30, 2006, respectively, related to the issuance of stock options, compared to $46 and $105 for the three and nine months ended September 30, 2005, respectively.

Through September 30, 2006, 350,000 restricted shares had been issued under the Equity Incentive Plan, of which 62% have vested.   The unvested shares are not currently entitled to receive distributions declared by us on our common stock until such time as the shares have vested.  Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of our Board of Directors.  Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant.  Compensation expense of $755 will be recorded over the course of the next 12 months, representing the remaining weighted average vesting period of the restricted stock awards as of September 30, 2006.  Compensation expense of $299 and $951 was recorded for the three and nine months ended September 30, 2006, respectively, related to the issuance of restricted shares, compared to $274 and $926 for the three and nine months ended September 30, 2005, respectively.

Outperformance Plan

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share.  The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares.  If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established.  In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such three month period.  Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved.  Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election.  Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established.  The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green.   We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R).  Compensation expense of $293 and $881 was recorded for the three and nine months ended September 30, 2006, respectively, related to the 2005 Outperformance Plan.

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

As of September 30, 2006 there were approximately 13,030 phantom stock units outstanding, of which 9,301 units are vested.

Earnings per Share

Earnings per share for the three and nine months ended September 30, 2006 and 2005 is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator (Income)	2006	2005	2006	2005
Basic Earnings:
Net income available to common stockholders	$14,536	$8,577	$37,907	$20,599
Effect of dilutive securities	—	—	—	—
Diluted Earnings:
Net income available to common stockholders	$14,536	$8,577	$37,907	$20,599

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	25,832	19,603	24,336	19,093
Effect of Diluted Securities:
Stock-based compensation plans	1,189	1,184	1,184	524
Phantom stock units	13	1	13	1
Diluted Shares	27,034	20,788	25,533	19,618

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

The following is a schedule of future minimum lease payments under our operating lease as of September 30, 2006.

Operating Lease
2006	$64
2007	256
2008	261
2009	265
2010	283
Thereafter	1,351
Total minimum lease payments	$2,480

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

The following table summarizes the notional and fair value of our derivative financial instrument at September 30, 2006.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	3 month LIBOR	$40,000	4.420%	7/2005	2/2014	$1,325
Interest Rate Swap	1 month LIBOR	31,686	3.855%	7/2005	11/2009	979
Interest Rate Swap	1 month LIBOR	27,500	5.500%	8/2006	9/2016	(989)
Interest Rate Swap	3 month LIBOR	24,979	5.445%	8/2006	7/2016	(752)
Interest Rate Cap	3 month LIBOR	23,713	5.700%	11/2005	12/2007	5
Interest Rate Cap	1 month LIBOR	20,000	6.000%	4/2006	4/2007	—
Interest Rate Cap	1 month LIBOR	14,120	5.500%	12/2005	1/2007	—
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(108)
Basis Swap	1 month PRIME	9,363	722 bps	8/2006	12/2007	(1)
Interest Rate Swap	1 month LIBOR	6,402	4.760%	1/2006	3/2015	99
Interest Rate Swap	1 month LIBOR	3,960	4.959%	12/2005	12/2015	16
Interest Rate Swap	1 month LIBOR	3,465	4.280%	7/2005	12/2009	65
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(26)
Total		$220,653				$613

At September 30, 2006, the derivative instruments were reported as an asset at their fair value of $613.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income.  During the nine months ended September 30, 2005 we reclassified through earnings $2,745 representing the gains and losses previously reported in Accumulated Other Comprehensive Income, which were reclassified into earnings at the same time that the forecasted transaction associated with derivative instrument affected earnings.  Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

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

For the three and nine months ended September 30, 2006, we recorded $795 and $1,178 of income tax expense, respectively, in income from continuing operations for income attributable to our wholly-owned taxable REIT subsidiaries as compared to $500 and $1,000 recorded in the three and nine months ended September 30, 2005, respectively. We have assumed an effective tax rate for the periods ended September 30, 2006 of 46% taking into consideration the anticipated applicable U.S. federal statutory tax rate at September 30, 2006 of 34% and state and local taxes.

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

The following table represents non-cash activities recognized in other comprehensive income:

	2006	2005
Deferred gains on derivative instruments	$390	$2,224

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

In each financing transaction we undertake, we seek to control as much of the capital structure as possible in order to be able to identify and retain that portion that provides the best risk adjusted returns.  This is generally achieved through the direct origination of whole loans, the ownership of which permits a wide variety of financing, syndication, and securitization executions to achieve excess returns.  By providing a single source of financing for developers and sponsors, we streamline the lending process, provide greater certainty for borrowers, and retain the high yield debt instruments that we manufacture.  By originating, rather than buying, whole loans, subordinate interests in whole loans, mezzanine debt and preferred equity, we strive to deliver superior returns to our stockholders.

Since our inception, we have completed transactions in a variety of markets and secured by a variety of property types, and the market for commercial real estate debt has continued to demonstrate low rates of default, high relative returns and inflows of capital.  Consequently, the market for debt instruments has evidenced moderately declining yields and more flexible credit standards and loan structures.  In particular, “conduit” originators who package whole loans for resale to investors have driven debt yields lower while maintaining substantial liquidity because of the strong demand for the resulting securities.  Because of reduced profits in the most liquid sectors of the mortgage finance business, several large institutions have begun originating large bridge loans for the purpose of generating interest income, rather than the typical focus on trading profits.  In this environment we have focused on areas where we have comparative advantages rather than competing for product merely on the basis of yield or structure.  This has particularly included whole loan origination in markets and transactions where we have an advantage due to (i) knowledge or relationships we have, (ii) knowledge or relationships of our largest stockholder, SL Green, and (iii) where we have an ability to better assess and manage risks over time.  When considering investment opportunities in secondary market transactions in tranched debt, we generally avoid first loss risk in larger transactions due to the high current valuation of the underlying real estate relative to historic valuation levels.  Because of the significant increase in the value of institutional quality assets relative to historic norms, we typically focus on positions in which a conventional refinancing at loan maturity would provide for a complete return of our investment.

Because of the high relative valuation of debt instruments in the current market and a generally increasing rate environment, we have carefully managed our exposure to interest rate changes that could affect our liquidity.  We generally match our assets and liabilities in terms of base interest rate (generally three month LIBOR) and expected duration.  We raised $95,000 of additional equity in December 2004 and January 2005 to reduce our outstanding indebtedness and maintain sufficient liquidity for our investment portfolio.  We have sold a total of $150,000 of trust preferred securities in three $50,000 issuances in May and August 2005 and January 2006 through wholly-owned subsidiaries of the Operating Partnership with 30 year terms.  The securities issued in May bear interest at a fixed rate of 7.57% for the first ten years ending, the securities issued in August bear interest at a fixed rate of 7.75% for the first ten years and the securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years.  After the first ten years, the 2005 issuances bear interest at three-month LIBOR plus 300 basis points while the 2006 issuance bears interest at three-month LIBOR plus 270 basis points.  The proceeds from the issuances of the trust preferred securities were used to fund existing and future investment opportunities.   In July 2005 we closed on $1,000,000 of CDOs which extended the term of our liabilities and reduced our overall cost of funds with respect to debt investments financed by the CDO and previously financed by our repurchase agreements, to approximately 49 basis points over LIBOR, excluding transaction costs.  Our second $1,000,000 CDO was closed in August 2006 at a weighted average interest spread of approximately 37 basis points, excluding transaction costs.  The proceeds of the CDOs were used to refinance our repurchase facilities and to fund additional investment activities.  In September 2005 we sold 3,833,333 shares of common stock resulting in net proceeds of approximately $97,800 and in May 2006 we sold 3,000,000 shares of common stock resulting in net proceeds of approximately $80,000.  The proceeds of these offerings were used to fund loan acquisitions and originations, repay outstanding principal amounts under our repurchase facilities and for general corporate purposes.  In May 2006 we also closed on a $100,000 unsecured credit facility with an initial term of three years and interest spreads between 1.90% and 2.10%.

As of September 30, 2006, we held loans and other lending investments of $2,064,058 net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 357 basis points for our floating rate investments, and an average yield of 10.27% for our fixed rate investments.  As of September 30, 2006, we also held interests in four credit tenant lease, or CTL, investments comprised of a 49.75% tenancy-in-common, or TIC, interest in 55 Corporate Drive in Bridgewater, New Jersey, and three joint venture investments.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of September 30, 2006 and December 31, 2005 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2006	2005	2006	2005	2006	2005	2006	2005
Whole loans, floating rate	$1,284,562	$561,388	62%	46%	—	—	314 bps	325 bps
Whole loans, fixed rate	80,700	94,448	4%	8%	11.94%	10.67%	—	—
Subordinate interests in whole loans, floating rate	337,813	362,983	17%	30%	—	—	397 bps	443 bps
Subordinate interests in whole loans, fixed rate	48,513	37,104	2%	3%	8.72%	8.80%	—	—
Mezzanine loans, floating rate	187,727	82,793	9%	7%	—	—	548 bps	858 bps
Mezzanine loans, fixed rate	68,590	43,352	3%	4%	9.08%	8.51%	—	—
Preferred equity, floating rate	11,879	11,795	1%	1%	—	—	900 bps	900 bps
Preferred equity, fixed rate	44,274	11,882	2%	1%	10.79%	10.27%	—	—
Total / Average	$2,064,058	$1,205,745	100%	100%	10.27%	9.78%	357 bps	417 bps

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  We maintained a reserve of $1,460 and $1,030 at September 30, 2006 and December 31, 2005, respectively.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

Mortgage-backed securities, or MBS, are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of September 30, 2006 that were accounted for as trading securities.

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

As of September 30, 2006, we had one proportionately consolidated CTL investment representing a 49.75% TIC interest in 55 Corporate Drive in Bridgewater, New Jersey.  All income and expenses at this property are being capitalized and are not recognized in our results from operations as of and for the period ended September 30, 2006, as the property is currently being redeveloped.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46.  In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments.  The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to us.  As of September 30, 2006 we had investments of $58,512 in three unconsolidated joint ventures.

Revenue Recognition

Interest income on debt investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan using the effective interest method.  Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.  Fees on commitments that expire unused are recognized at expiration.  Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to us, in the form of a guarantee are recognized over the term of that guarantee using the straight-line method.

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

In some instances we may sell all or a portion of our investments to a third party.  To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income.  To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income.  We recognized $400 in gains from the syndication of one fixed rate debt investment during the three months ended September 30, 2006.  For the nine months ended September 30, 2006 we recognized $1,828 in net gains from the sale of three fixed rate debt investments, one fixed rate debt commitment and the syndication of portions of two floating rate debt investments.

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

Reserve for Possible Loan Losses

The expense for possible loan losses in connection with debt investments is the charge to earnings to increase the allowance for possible loan losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions.  Based upon these factors, we may establish the provision for possible loan losses by individual asset or category of asset.

When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for loan losses.  We maintained a reserve for possible loan losses of $1,460 against investments with a carrying value of $82,336 as of September 30, 2006, and a reserve for possible loan losses of $1,030 against investments with a carrying value of $68,293 as of December 31, 2005, respectively.

Stock Based Compensation Plans

We have a stock-based compensation plan, described more fully in Note 14 to our Consolidated Financial Statements.  We account for this plan using the fair value recognition provisions of FASB Statement 123(R), “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.”

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

	2006	2005
Dividend yield	8.1%	8.4%
Expected life of option	6.7 years	6.9 years
Risk-free interest rate	4.12%	4.16%
Expected stock price volatility	21.0%	19.1%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, (as defined in the partnership agreement of the Operating Partnership which was amended and restated in April 2006) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders.  We incurred approximately $1,822 and $4,592 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2006, respectively, and $1,038 for the three and nine months ended September 30, 2005.

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

All hedges held by us are deemed to be effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management.  The effect of our derivative instruments on our financial statements is discussed more fully in Note 17 to our Consolidated Financial Statements.

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

Our TRSs are subject to federal, state and local taxes.

Results of Operations (Amounts in thousands)

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005

Revenues

	2006	2005	$ Change
Investment income	$45,299	$21,060	$24,239
Rental revenue, net	—	314	(314)
Gain on sales and other income	5,156	5,218	(62)
Total revenues	$50,455	$26,592	$23,863

Equity in net loss of unconsolidated joint ventures	$(734)	$(510)	$(224)

Investment income is generated on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments.  For the three months ended September 30, 2006, $6,282 was earned on fixed rate investments while the remaining $39,017 was earned on floating rate investments.  The increase over the prior year is due primarily to a significantly higher number of investments in 2006 versus 2005.

Rental revenue of $314 in 2005 was earned on 200 Franklin Square Drive, which was acquired in September 2005.  This amount includes the effect of adjustments for straight-line rent and FASB 141 adjustments for below market leases.  We did not hold any operating, consolidated real estate investments during the same period in 2006 as we now account for our investment in 200 Franklin Square Drive as an investment in joint venture following the sale of 75% of the security interests in the entity that owns the property.

Other income of $5,156 for the three months ended September 30, 2006 is comprised primarily of $2,412 in gains recorded on the sale of loans and securities.  The remaining increase over the prior year is primarily attributable to $2,100 in interest earned on restricted cash balances in our two CDOs (only one of which was in place in the same period in 2005) and other cash balances held by us.  For the three months ended September 30, 2005, other income of $5,218 was comprised primarily of income recorded on the sale of loans of $3,184, interest on restricted cash balances in our first CDO of  $1,212, and a one-time break-up fee paid by a potential borrower of $604.

The loss on investments in unconsolidated joint ventures of $734 for the three months ended September 30, 2006 represents our proportionate share of the losses generated by our joint venture interests including $1,948 of real estate-related depreciation and amortization, which when added back to our proportionate share of the losses, results in a contribution to FFO of $1,214.  The loss on investments in unconsolidated joint ventures of $510 for the three months ended September 30, 2005 was generated on only our investment in One Madison Avenue in New York, New York.  Our use of FFO as an important financial measure is discussed in more detail below.

Expenses

	2006	2005	$ Change
Interest expense	$25,782	$11,250	$14,532
Management fees	4,409	2,726	1,683
Incentive fee	1,822	1,038	784
Depreciation and amortization	278	105	173
Marketing, general and administrative	2,169	1,456	713
Provision for loan loss/(recovery)	(70)	430	(500)
Provision for taxes	795	500	295
Total expenses	$35,185	$17,505	$17,680

Interest expense was $25,782 for the three months ended September 30, 2006 compared to $11,250 for the three months ended September 30, 2005.  Interest expense for the three months ended September 30, 2006 consisted primarily of $17,642 of interest on the investment grade tranches of our two CDOs (only one of which was in place during the same period in 2005), $4,279 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, and $2,871 of expense accrued against our three $50,000 issuances of trust preferred securities.  The $11,250 of interest expense during the same period in 2005 was comprised primarily of $7,659 of interest on the investment grade tranches of our first CDO, $1,824 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, and $1,527 of interest expense accrued against only two $50,000 issuances of trust preferred securities.

Management fees increased $1,683 for the three months ended September 30, 2006 to $4,409 versus $2,726 for the same period in 2005 due primarily to an increase in our stockholder’s equity as a result of additional issuances of common equity and the issuance of an additional $50,000 of trust preferred securities in 2006, on which base management fees are calculated.  The remaining increase is comprised of $756 paid or payable to our Manager on investments in our two CDOs (only one of which was in place during the same period in 2005) in accordance with the CDO collateral management agreements in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on those investments under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsourcing and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsourcing agreement.

We recorded an incentive fee expense of $1,822 during the three months ended September 30, 2006 in accordance with requirements of the partnership agreement of the Operating Partnership which entitles owners of Class B limited partner interests in the Operating Partnership to an incentive return equal to 25% of the amount by which FFO (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  This threshold was exceeded by a lesser amount during the same period in 2005 resulting in a lower recorded expense.

The increase in marketing, general and administrative expenses of $713 for the three months ended September 30, 2006 versus the same period in 2005 was due primarily to higher professional fees, stock-based compensation, insurance and general overhead costs.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005

Revenues

	2006	2005	$ Change
Investment income	$116,313	$46,999	$69,314
Rental revenue, net	914	314	600
Gain on sales and other income	13,724	8,727	4,997
Total revenues	$130,951	$56,040	$74,911

Equity in net loss of unconsolidated joint ventures	$(2,090)	$(914)	$(1,176)

Investment income is generated on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments.  For the nine months ended September 30, 2006, $16,782 was earned on fixed rate investments while the remaining $99,531 was earned on floating rate investments.  The increase over the prior year is due primarily to a significantly higher number of investments in 2006 versus 2005.

Rental revenue of $914 in 2006 and $314 in 2005 was earned on 200 Franklin Square Drive, which was acquired in September 2005.  This amount includes the effect of adjustments for straight-line rent and FASB 141 adjustments for below-market leases.

Other income of $13,724 for the nine months ended September 30, 2006 is comprised primarily of gains recorded on the sale of loans and securities of $3,840, and the gain on the sale of 75% of the security interests in the entity that owns 200 Franklin Square Drive of $4,530.  The remaining increase over the prior year is primarily attributable to interest on restricted cash balances in our two CDOs (only one of which was in place in the same period of 2005) and other cash balances held by us. For the nine months ended September 30, 2005, other income of $8,727 was comprised primarily of income recorded on the sale of loans of $6,565, interest on restricted cash balances in our first CDO of approximately $1,212 and a one-time break-up fee paid by a potential borrower of $604.

The loss on investments in unconsolidated joint ventures of $2,090 for the nine months ended September 30, 2006 represents our proportionate share of the losses generated by our joint venture interests including $5,805 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $3,715.  The loss on investments in unconsolidated joint venture of $914 for the nine months ended September 30, 2005 was generated on only our investment in One Madison Avenue in New York, New York.  Our use of FFO as an important financial measure is discussed in more detail below.

Expenses

	2006	2005	$ Change
Interest expense	$64,280	$20,316	$43,964
Management fees	11,793	6,264	5,529
Incentive fee	4,592	1,038	3,554
Depreciation and amortization	962	232	730
Marketing, general and administrative	7,719	4,722	2,997
Provision for loan loss	430	955	(525)
Provision for taxes	1,178	1,000	178
Total expenses	$90,954	$34,527	$56,427

Interest expense was $64,280 for the nine months ended September 30, 2006 compared to $20,316 for the nine months ended September 30, 2005.  Interest expense for the nine months ended September 30, 2006 consisted primarily of $38,964 of interest on the investment grade tranches of our two CDOs (only one of which was in place during the same period in 2005), $13,586 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, $8,303 of expense accrued against our three $50,000 issuances of trust preferred securities, and the amortization of deferred financing costs related to our CDOs, repurchase facilities and unsecured facility.  The $20,316 of interest expense during the same period in 2005 was comprised primarily of $7,659 of interest on the investment grade tranches of our first CDO, $10,480 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman and $1,937 of interest expense accrued against only two $50,000 issuances of trust preferred securities.

Management fees increased $5,529 for the nine months ended September 30, 2006 to $11,793 versus $6,264 for the same period in 2005 due primarily to an increase in our stockholder’s equity as a result of additional issuances of common equity and the issuance of $150,000 of trust preferred securities, on which base management fees are calculated.  The remaining increase is comprised of $1,756 paid or payable to our Manager on investments in our two CDOs (only one of which was in place during the same period in 2005) in accordance with the CDO collateral management agreements in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on those investments under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsourcing and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsourcing agreement.

We recorded an incentive fee expense of $4,592 during the nine months ended September 30, 2006 in accordance with requirements of the partnership agreement of the Operating Partnership which entitles owners of Class B limited partner interests in the Operating Partnership to an incentive return equal to 25% of the amount by which FFO (as defined in the partnership agreement of the Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  This threshold was reached for the first time during the three months ended September 30, 2005 resulting in a lower total expense for 2005.

The increase in marketing, general and administrative expenses to $7,719 for the nine months ended September 30, 2006 versus the same period in 2005 was due primarily to higher stock-based compensation, professional fees, insurance and general overhead costs and a nonrecurring charge of $525 for third-party professional expenses in connection with a possible business combination involving the acquisition of a publicly-traded commercial real estate finance company with business lines considered by management to be highly complementary to ours.  The decision to expense these costs was made once management concluded the proposed transaction was unlikely to occur on terms advantageous to us.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs.  Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase and credit facilities; 3) our CDOs; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings, 6) issuances of trust preferred securities and, to a lesser extent, 7) the proceeds from principal payments on our investments, and 8) the sale or syndication of certain of our debt investments.  We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

Our ability to fund our short-term liquidity needs, including distributions to stockholders, through cash flow from operations can be evaluated via the consolidated statement of cash flows provided in our financial statements.  However, the net cash from operations or net cash used in operations disclosed on the statement of cash flows should be adjusted to exclude the effect of loans originated for sale and the proceeds of loans sold during any respective reporting period.  These activities are included in cash flow from operations in accordance with GAAP, but constitute an integral part of our investment activity.  Consequently, net cash flow from operations is not necessarily reflective of our true recurring operating activities on a quarterly basis and our ability to fund our required distributions to stockholders through our operating activities.

Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital.  Our inability to renew, replace or expand our sources of financing on substantially similar terms, may have an adverse effect on our business and results of operations.  In addition, an event of default can be triggered under our repurchase facilities and our unsecured revolving credit facility if, among other things, the management agreement with our Manager is terminated.  Depending on market conditions, our debt financing will generally be in the range of 70% to 80% of the carrying value of our total assets.  Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties in connection with such debt.  Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability.  Moreover, our debt may be secured by our assets.  If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal.  If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender.  The lender could also sue us or force us into bankruptcy.  Any such event would have a material adverse effect on our liquidity and the value of our common stock.  In addition, posting additional collateral to support our credit and repurchase facilities will reduce our liquidity and limit our ability to leverage our assets.

To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income.  These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.  However, we believe that our significant capital resources and access to financing, as noted above, will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new lending and investment opportunities.

Cash Flows (Amounts in thousands)

Net cash from operating activities increased $80,186 to $115,487 for the nine months ended September 30, 2006 compared to cash provided of $35,301 for the nine months ended September 30, 2005.  Operating cash flow was generated primarily by interest income on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans and preferred equity interests and gains on loan sales.  Increased cash flow from a larger number of investments in 2006 versus 2005 and $102,392 of proceeds from the sales of loans was offset primarily by a $62,213 use of cash related to the origination and subsequent sale of an investment during the nine months ended September 30, 2006 whereas we did not originate any loans that were held for sale during the nine months ended September 30, 2005.

Net cash used in investing activities increased $369,656 to $1,008,956 for the nine months ended September 30, 2006 compared to $639,300 used during the nine months ended September 30, 2005.  The primary reason for the additional use of cash is related to increased debt investment originations of $592,721, offset by higher principal collections on our debt investments of $228,723.

Net cash provided by financing activities increased $272,519 to $862,735 for the nine months ended September 30, 2006 compared to $590,216 provided during the same period in 2005.  This increase was due primarily to the issuance of $903,750 of collateralized debt obligations during the nine months ended September 30, 2006 versus only $810,500 during the same period in 2005, net proceeds from consolidated mortgages payable of $94,525 and increased net proceeds from our repurchase facilities of $180,257, offset by lower proceeds from the sale of common stock during the nine months ended September 30, 2006 versus the same period in 2005 of $76,347 and an increase in the dividend paid to our common stockholders.

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

On May 10, 2006, we entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to offer and sell up to 1,000,000 shares of our common stock from time to time through the sales agent. On May 10, 2006, we also entered into a separate sales agreement with Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sales agent, to offer and sell up to 1,000,000 shares of our common stock from time to time through the sales agent. To date we have not issued any shares under either agreement.

As of September 30, 2006, 25,834,642 shares of common stock and no shares of preferred stock were issued and outstanding.

Outperformance Plan (Amounts in thousands except per share data)

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share.  The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares.  If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established.  In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period.  Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved.  Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election.  Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established.  The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green.   We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R). Compensation expense of

$293 and $881 was recorded for the three and nine months ended September 30, 2006, respectively, related to the 2005 Outperformance Plan.

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

As of September 30, 2006 there were approximately 13,030 phantom stock units outstanding, of which 9,301 units are vested.

Market Capitalization

At September 30, 2006, our CDOs and borrowings under our repurchase facilities, unsecured revolving credit facility and mortgage loans (excluding our share of joint venture debt of $343.6 million) represented 74% of our consolidated market capitalization of $2.5 billion (based on a common stock price of $25.21 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2006).  Market capitalization includes our consolidated debt and common stock.

Indebtedness

The table below summarizes borrowings under our Wachovia and Goldman repurchase facilities and any consolidated mortgage debt or term loans at September 30, 2006 and 2005, respectively (amounts in thousands).

Debt Summary:	September 30, 2006	December 31, 2005
Balance:
Fixed rate	$94,525 (1)	$41,000
Variable rate	58,739	117,366
Total	$153,264	$158,366

Effective interest rate for the period:
Fixed rate	5.75%	4.90%
Variable rate	LIBOR+1.35%	LIBOR+1.59%

(1) We have a 49.75% interest in the entity that is the obligor under the mortgage note.

Repurchase Facilities

We have two repurchase facilities with an aggregate of $900,000 of total debt capacity.  In August 2004 we closed on a $250,000 repurchase facility with Wachovia.  This facility was then increased to $350,000 on January 3, 2005 and subsequently increased to $500,000 on April 22, 2005.  On March 21, 2006 we further modified the facility by reducing the interest spreads.  As a result of the modifications, the $500,000 facility bears interest at spreads of 1.00% to 2.50% over three month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 100% based upon the collateral provided under a borrowing base calculation.  On October 13, 2006 we extended the facility’s maturity date until October 2009.  The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $58,739 at a weighted average spread to LIBOR of 1.35%, and $67,717 at a weighted average spread to LIBOR of 1.50%, under this facility at September 30, 2006 and December 31, 2005, respectively.

On January 3, 2005, we closed an additional repurchase facility with Goldman.  On October 13, 2006 we increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009.  On March 21, 2006 we modified this facility by reducing the interest spreads.  As a result of the modifications, the facility bears interest at spreads of 1.00% to 2.25% over three month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 40% to 85% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia repurchase facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  We had no accrued interest and no outstanding borrowings as of September 30, 2006, and accrued interest of $163 and borrowings of $49,649 at a weighted average spread to LIBOR of 1.71% under this facility at December 31, 2005.

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

Restrictive Covenants

The terms of our repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets under the Wachovia facility or a debt to equity ratio less than or equal to 5:1 under the Goldman facility, (b) require us to maintain minimum liquidity of at least $10,000 for the first two years and $15,000 thereafter under the Goldman facility, and at least $15,000 under the Wachovia facility, (c) require our fixed charge coverage ratio to be at no time less than 1.50 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.75 to 1.00 under the Wachovia facility, (e) require us to maintain minimum tangible net worth of not less than (i) $129,750, plus (ii) 75% of the net proceeds of our subsequent equity issuances following our initial public offering under the Goldman facility and not less than (i) $400,000, plus (ii) 75% of the net proceeds of our subsequent equity issuances following the date of the October 2006 amendment under the Wachovia facility and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined therein) under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered if, among other things, GKK Manager LLC is terminated as our Manager.  As of September 30, 2006 and December 31, 2005, we were in compliance with all such covenants.

Unsecured Revolving Credit Facility

In May 2006 we closed on a $100,000 senior unsecured revolving credit facility with KeyBank with an initial term of three years and a one-year extension option.  The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation.  The lender also has consent rights to the inclusion of assets in the borrowing base calculation.  The facility bears interest at 1.90% over three month LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over three month LIBOR to the extent out leverage ratio is equal to or greater than 80%. We had no outstanding borrowings against this facility as of September 30, 2006.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.50, (c) require our minimum interest coverage ratio to be at no time less than 1.70, (d) require us to maintain minimum tangible net worth of not less than $370,000 plus 75% of the net proceeds from equity offerings completed after the closing of the facility and (e) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our Manager. As of September 30, 2006, we were in compliance with all such covenants.

In conjunction with the closing of the unsecured revolving credit facility with KeyBank, our $25,000 revolving credit facility with

Wachovia was terminated.

Mortgage Loan

We have one consolidated interest-only mortgage loan in an amount equal to our ownership percentage in the entity multiplied by the outstanding principal balance of the mortgage loan, which loan financed the acquisition of 55 Corporate Drive in June 2006.  The mortgage has an outstanding principal balance of $190,000, of which we have consolidated 49.75% or $94,525, with an effective interest rate of 5.75% and a term of ten years.  Interest on this mortgage is being capitalized as of September 30, 3006 as the property is being redeveloped.  Capitalized interest was $1,766 for the three and nine months ended September 30, 2006.

Collateralized Debt Obligations

During 2005 we issued approximately $1,000,000 of CDOs through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. The CDO consists of $810,500 of investment grade notes, $84,500 of non-investment grade notes, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $105,000 of preferred shares, which were issued by the 2005 Issuer.  The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%.  We incurred approximately $11,957 of costs related to Gramercy Real Estate CDO 2005-1, which are amortized on a level-yield basis over the average life of the CDO.

On August 24, 2006 we issued an additional approximately $1,000,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO consists of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer.  The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. We incurred approximately $11,356 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level- yield basis over the average life of the CDO.

We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO.  The Issuer in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, which serve as collateral for the CDO.  Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid.  The financial statements of the Issuer of each CDO are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments.

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

Contractual Obligations

Combined aggregate principal maturities of our CDOs, repurchase facilities, trust preferred securities, revolving credit facility and our obligations under our management agreement, outsourcing agreement, CDO collateral management agreement and operating lease as of September 30, 2006 are as follows (amounts in thousands):

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable(2)	Revolving Credit Facility	Outsourcing and Management Agreements (1)	CDO Collateral Management Agreements	Operating Lease	Total
2006	$—	$—	$—	$—	$—	$3,035	$1,071	$64	$4,170
2007	—	—	—	—	—	12,070	4,286	256	16,612
2008	—	—	—	—	—	12,111	4,286	261	16,658
2009	—	58,739	—	—	—	12,152	4,286	265	75,442
2010	—	—		—	—	—	3,351	283	3,634
Thereafter	1,714,250	—	150,000	94,525	—	—	1,469	1,351	1,961,595
Total	$1,714,250	$58,739	$150,000	$94,525	—	$39,368	$18,749	$2,480	$2,078,111

(1)          Management fee is calculated as 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) on September 30, 2006, inclusive of the trust preferred securities issued on May 20, 2005, August 9, 2005 and January 27, 2006.

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

Related Party Transactions (Amounts in thousands)

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006.  The amended and restated agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights.  We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities.  We incurred expense to our Manager under this agreement of an aggregate of approximately $2,704 and $7,443 for the three and nine months ended September 30, 2006, respectively, and approximately $1,678 and $4,208 for the three and nine months ended September 30, 2005, respectively.

To provide an incentive for our Manager to enhance the value of our common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of the Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  We incurred approximately $1,822 and $4,592 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2006, respectively and $1,038 for the three and nine months ended September 30, 2005.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets.  The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us.  The outsourcing agreement currently provides for a fee payable by us of $1,326 per year, increasing 3% annually over the prior year on the anniversary date of the outsourcing agreement in August of each year.  For the three months ended September 30, 2006 and 2005, we realized expense of $328 and $319, respectively, and for the nine months ended September 30, 2006 and 2005, we realized expense of $973 and $944, respectively, to our Manager under the outsourcing agreement.  For the three months ended September 30, 2006 and 2005, we realized expense of $621 and $291, respectively, and for the nine months ended September 30, 2006 and 2005, we realized expense of $1,621 and $674, respectively, to our Manager under the asset servicing agreement.

In connection with the closing of our first CDO in July 2005, the Issuer, Gramercy Real Estate CDO 2005-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and an additional subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities not held by us.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us.  For the three and nine months ended September 30, 2006 we realized expense of $518 and $1,518, respectively, to our Manager under such collateral management agreement.

The amended and restated management agreement provides that in connection with formations of future collateralized debt obligations or other securitization vehicles, if a collateral manager is retained, our Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for transitional “managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for non-transitional “managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. The balance of the fees paid by the CDOs for collateral management services are paid to us.  Collateral manager fees paid on our CDO that closed in August 2006 are governed by the amended and restated management agreement as a transitional managed CDO. For the three and nine months ended September 30, 2006 we realized expense of $238 to our Manager under this agreement.

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

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building.  The joint venture, which was created to acquire, own and operate the South Building, is owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building.  The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to CS pursuant to a lease with a 15-year remaining term.

On June 7, 2006 we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future.  The remaining 50% of the property is owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P..  The property is comprised of three buildings totaling approximately six hundred and seventy thousand square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.  For the three and nine months ended September 30, 2006, we paid $63 and $188 under this lease.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman.  The aggregate amount of fees paid by us for such services for the three and nine months ended September 30, 2006 was $3 and $6, respectively, and less than $1 for the three and nine months ended September 30, 2005.

SL Green Operating Partnership, L.P. is an equity holder in the joint venture that is the borrower on an investment with a book value of $29,026 as of December 31, 2005.

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

On February 27, 2006, we closed on the purchase of a $90,000 whole loan, which bears interest at three month LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder.  The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey.  The loan was repaid in full in June 2006 with the proceeds from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by us through a TIC structure.

On March 17, 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at three month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder.  The loan is secured by office and industrial properties in northern New Jersey.  The loan was repaid in full in May 2006.

On May 9, 2006 we originated a $90,287 whole loan, which bears interest at three month LIBOR plus 2.75%, to a joint venture in which SL Green is an equity holder.  The loan is secured by office and industrial properties in northern New Jersey and has a book value of $89,966 as of September 30, 2006.

On August 1, 2006 we acquired from a financial institution a 50% pari passu interest in a $65,000 preferred equity investment secured by an office property in New York, New York.  An affiliate of SL Green simultaneously acquired and owns the other 50% pari passu interest.  The investment bears interest at a blended fixed rate of 10.52%.

During the nine months ended September 30, 2006, we earned fees of $162,500 from SL Green representing SL Green’s proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

Funds from Operations

We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS.  We also use FFO for the calculation of the incentive fee payable to the holders of Class B limited partner interests in the Operating Partnership and as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards.  The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring, which are not a recurring part of our business, and sales of properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We consider gains and losses on the sales of debt investments and real estate investments structured as tenancy-in-common investments to be a normal part of our recurring operations and therefore include such gains and losses when arriving at FFO.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions.  Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the three and nine months ended September 30, 2006 and 2005 are as follows (amounts in thousands):

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005
Net income available to common stockholders	$14,536	$8,577	$37,907	$20,599
Add:
Depreciation and amortization	1,375	1,012	4,119	1,966
FFO adjustment for unconsolidated joint ventures	1,948	1,784	5,806	2,984
Less:
Non real estate depreciation and amortization	(1,375)	(926)	(3,880)	(1,880)
Funds from operations	$16,484	$10,447	$43,952	$23,669

Funds from operations per share - basic	$0.64	$0.53	$1.81	$1.24
Funds from operations per share - diluted	$0.61	$0.50	$1.72	$1.21

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standard No. 123(R), or SFAS No. 123(R) “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value.  The new standard is effective for interim or annual reporting periods beginning after January 1, 2006.  The implementation of SFAS No. 123(R) did not have a material effect on our financial position or results of operations for the three and nine months ended September 30, 2006.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which provides guidance in determining whether a general partner controls a limited partnership.  Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.  The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.  If the criteria in Issue 04-5 are met, a company could be required to consolidate certain of its existing unconsolidated joint ventures.  Our adoption of Issue 04-5 for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006 did not have a material effect on our financial position or results of operations for the three and nine months ended September 30, 2006.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We are currently evaluating the impact of adopting SAB 108.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

Market Risk

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate and interest rate risks.

Real Estate Risk

Commercial and multi-family property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of retail, industrial, office or other commercial or multi-family space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs).  In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us.  In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.  Even when a property’s net operating income is sufficient to cover the property’s debt service at the time a loan is made, there can be no assurance that this will continue in the future. We employ careful business selection, rigorous underwriting and credit approval processes and attentive asset management to mitigate these risks.

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

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in loan losses to us, which could adversely affect our liquidity and operating results.  Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of September 30, 2006 and December 31, 2005 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2006	2005	2006	2005	2006	2005	2006	2005
Whole loans, floating rate	$1,284,562	$561,388	62%	46%	—	—	314 bps	325 bps
Whole loans, fixed rate	80,700	94,448	4%	8%	11.94%	10.67%	—	—
Subordinate interests in whole loans, floating rate	337,813	362,983	17%	30%	—	—	397 bps	443 bps
Subordinate interests in whole loans, fixed rate	48,513	37,104	2%	3%	8.72%	8.80%	—	—
Mezzanine loans, floating rate	187,727	82,793	9%	7%	—	—	548 bps	858 bps
Mezzanine loans, fixed rate	68,590	43,352	3%	4%	9.08%	8.51%	—	—
Preferred equity, floating rate	11,879	11,795	1%	1%	—	—	900 bps	900 bps
Preferred equity, fixed rate	44,274	11,882	2%	1%	10.79%	10.27%	—	—
Total / Average	$2,064,058	$1,205,745	100%	100%	10.27%	9.78%	357 bps	417 bps

(1)  Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)          Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of September 30, 2006, our investment portfolio had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value	% of Total
		(In thousands)
2006	4	$51,397	2%
2007	28	715,942	35%
2008	20	842,458	41%
2009	14	283,309	14%
2010	2	6,625	—
2011	2	56,910	3%
Thereafter	7	107,417	5%
Total	77	$2,064,058	100%

Weighted average maturity (1)		1.9 years

(1)          The calculation of weighted average maturity is based upon the initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

Combined aggregate principal maturities of our consolidated CDOs, repurchase facilities, trust preferred securities, mortgage note payable and revolving credit facility as of September 30, 2006 are as follows:

	Collateralized Debt Obligations	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable		Unsecured Revolving Credit Facility	Total
2006	$—	$—	$—	$—		$—	$—
2007	—	—	—	—		—	—
2008	—	—	—	—		—	—
2009	—	58,739	—	—		—	58,739
2010	—	—	—	—		—	—
2011	—	—	—	—		—	—
Thereafter	1,714,250	—	150,000	94,525	(1)	—	1,958,775
Total	$1,714,250	$58,739	$150,000	$94,525		—	$2,017,514

(1) We have a 49.75% interest in the entity that is the obligor under the mortgage note.

The following table summarizes the notional and fair value of our derivative financial instrument at September 30, 2006.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	3 month LIBOR	$40,000	4.420%	7/2005	2/2014	$1,325
Interest Rate Swap	1 month LIBOR	31,686	3.855%	7/2005	11/2009	979
Interest Rate Swap	1 month LIBOR	27,500	5.500%	8/2006	9/2016	(989)
Interest Rate Swap	3 month LIBOR	24,979	5.445%	8/2006	7/2016	(752)
Interest Rate Cap	3 month LIBOR	23,713	5.700%	11/2005	12/2007	5
Interest Rate Cap	1 month LIBOR	20,000	6.000%	4/2006	4/2007	—
Interest Rate Cap	1 month LIBOR	14,120	5.500%	12/2005	1/2007	—
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(108)
Basis Swap	1 month PRIME	9,363	722 bps	8/2006	12/2007	(1)
Interest Rate Swap	1 month LIBOR	6,402	4.760%	1/2006	3/2015	99
Interest Rate Swap	1 month LIBOR	3,960	4.959%	12/2005	12/2015	16
Interest Rate Swap	1 month LIBOR	3,465	4.280%	7/2005	12/2009	65
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(26)
Total		$220,653				$613

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

On August 24, 2006 we issued approximately $1.0 billion of collateralized debt obligations, or CDOs, through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer, pursuant to an Indenture, dated as of August 24, 2006, by and among the 2006 Issuer, the 2006 Co-Issuer, GKK Liquidity LLC, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar.  The CDO consists of $903.75 million of investment grade notes, $38.75 million of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57.5 million of preferred shares, which were issued by the 2006 Issuer.  The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%, excluding transaction costs.  The preferred shares are issued share capital of the 2006 Issuer and are not secured.  We incurred approximately $11.36 million of costs related to this CDO, which are amortized on a level-yield basis over the average life of the CDO.

Interest payments on the notes are payable quarterly, beginning on October 25, 2006, to and including July 25, 2041, the stated maturity date of the notes.  Each of the advancing agent and the trustee, in its capacity as backup advancing agent, will be entitled to receive a quarterly fee under and in accordance with the priority of payments set forth in the Indenture for their respective services performed, calculated on the aggregate outstanding principal amount of the Class A notes and the Class B notes of the CDO.

The 2006 Issuer is expected to purchase additional collateral debt securities in an aggregate principal amount equal to $180,259,090 over the ramp-up period, which generally is 270 days from the date of issuance of the notes.  In addition, from the date of issuance of the notes until the date that is five years following such date, the 2006 Issuer generally is permitted to reinvest principal proceeds in additional collateral debt securities meeting certain requirements as set forth in the Indenture.

The 2006 Issuer entered into a Collateral Management Agreement with our Manager, as the collateral manager.  Pursuant to the Collateral Management Agreement, the collateral manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the notes.  As compensation for the performance of its obligations as collateral manager, the collateral manager will be entitled to receive the following fees, each payable quarterly in accordance with the priority of payments as set forth in the Indenture: (i) a senior collateral management fee equal to 0.15% per annum of the net outstanding portfolio balance, and (ii) an additional subordinate collateral management fee equal to 0.25% per annum of the net outstanding portfolio balance.   In general, net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities, in each case as determined in accordance with the Indenture.

Each class of notes will mature at par on July 25, 2041, unless redeemed or repaid prior thereto.  Principal payments on each class of notes will be made at the stated maturity in accordance with the priority of payments set forth in the Indenture.  It is anticipated, however, that the notes will be paid prior to the stated maturity date in accordance with the priority of payments as set forth in the Indenture.  The CDO will have an expected term of up to 10 years, and provides for a 5-year reinvestment period during which we can utilize the proceeds of loan repayments to finance new investments.  The calculation of the weighted average lives of the notes assumes certain collateral characteristics and that there are no prepayments, defaults or delinquencies on the collateral debt securities owned by the 2006 Issuer.  There is no assurance that such assumptions will be met.

The notes are also subject to mandatory redemption on any interest payment date on which any of the coverage tests applicable to any class of notes is not met, as set forth in the Indenture.  Any such mandatory redemption of the notes are to be paid first from interest proceeds and then from principal proceeds of the collateral debt securities in accordance with the priority of payments as set forth in the Indenture and only to the extent necessary to cause each of the coverage tests to be satisfied.

Subject to certain conditions described in the Indenture, on any payment date occurring on or after the payment date occurring in July 2009, the 2006 Issuer may redeem the notes in whole but not in part, at the applicable redemption prices on any payment date at the direction of holders of at least a majority of aggregate outstanding notional amount of the preferred shares or at the direction of the collateral manager unless the holders of at least a majority of the aggregate outstanding notional amount of the preferred shares object.

From July 25, 2016 to the first payment date on which a Clean-up Call (as defined below) may be exercised (as described below), the notes and the preferred shares may be redeemed by the 2006 Issuer, in whole or in part, at their applicable redemption prices if a successful auction of the collateral debt securities is completed in accordance with the terms of the Indenture.  Under the Indenture, a successful auction includes a purchase of all of the collateral debt securities by the collateral manager or its affiliates for a purchase price equal to the total redemption price (as defined in the Indenture).

If certain events occur resulting in a tax or taxes imposed on the 2006 Issuer or withheld from payments to the 2006 Issuer and with respect to which the 2006 Issuer receives less than the full amount that the 2006 Issuer would have received had no such deduction occurred, and such amount exceeds, in the aggregate, $1 million during any 12-month period or the 2006 Issuer fails to maintain its status as a qualified REIT subsidiary, then the notes and the preferred shares will be redeemed by the 2006 Issuer, in whole but not in part, at their applicable redemption prices, at the direction of holders of at least a majority of the aggregate outstanding notional amount of the preferred shares.

The 2006 Issuer may also redeem the notes at the direction of the collateral manager (a “Clean-up Call”), in whole but not in part, at the price equal to the applicable redemption price on or after the payment date on which the aggregate outstanding principal balance of the notes (excluding any applicable capitalized) has been reduced to 10% of the aggregate outstanding principal balance of the notes on the date of the issuance of the notes.

The redemption price for each class of notes is generally the aggregate outstanding principal balance of such class to be redeemed, plus accrued and unpaid interest (including defaulted interest and, with respect to Class C notes through Class K notes, capitalized interest amounts).

The Indenture contains customary events of defaults, including upon failure to pay principal or interest when due and payable on the notes (in accordance with the terms of the Indenture) and a default in the performance of certain covenants or other agreements of the 2006 Issuer or 2006 Co-Issuer under the Indenture (subject to certain notice and cure periods).  If an event of default occurs and is continuing (other than certain bankruptcy-related events of default, and, unless certain conditions are met under the Indenture, an event of default that has arisen because the 2006 Issuer has lost its status as a qualified REIT subsidiary), the trustee may, and will be required if directed by a majority of an applicable outstanding principal amount of notes as set forth in the Indenture, declare the principal of and accrued and unpaid interest on all the notes to be immediately due and payable.  Such acceleration will also automatically terminate the reinvestment period.

If an event of default shall have occurred and be continuing, the trustee will (subject to the exceptions noted below in clauses (i) and (ii)) retain the assets securing the notes, collect and cause the collection the proceeds thereof, and apply all payments and deposits on the assets and the notes in accordance with the priority of payments and other applicable provisions as set forth in the Indenture, unless either:

(i) the trustee determines that the anticipated proceeds of a sale or liquidation of the assets (after deducting reasonable expenses) would be sufficient to discharge in full the amounts then due and unpaid on the notes and other amounts as set forth in the Indenture, and a majority of the most-senior class of notes then outstanding (or, if no notes are then outstanding, then a majority of the aggregate outstanding notional amount of the preferred shares then outstanding) agrees with such determination; or

(ii) a majority of the aggregate outstanding balance of each class of notes (each voting as a separate class) (and each hedge counterparty, unless each such counterparty is paid in full the amounts due and unpaid), direct, subject to the provisions of the Indenture, the sale and liquidation of the assets.

The notes represent non-recourse obligations of the 2006 Issuer and the 2006 Co-Issuer payable solely from certain assets of the 2006 Issuer pledged under the Indenture.  To the extent the collateral debt securities and the other pledged assets are insufficient to make payments in respect of the notes, neither the 2006 Issuer nor the 2006 Co-Issuer will have any obligation to pay any further amounts in respect of the notes.  The preferred shares are issued share capital of the 2006 Issuer and are not secured.

ITEM 6.                  EXHIBITS

(a)  Exhibits:

Exhibit No.	Description

3.1*

Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 5 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on July 26, 2004 and declared effective by the Commission on July 27, 2004)

3.2*

Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 2 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on June 23, 2004 and declared effective by the Commission on July 27, 2004)

10.1*

Amended and Restated Master Repurchase Agreement, dated as of October 13, 2006, by and among Gramercy Warehouse Funding II LLC, GKK Trading Warehouse II LLC and Goldman Sachs Mortgage Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 19, 2006)

10.2*

Annex I to Amended and Restated Master Repurchase Agreement, dated as of October 13, 2006, by and among Gramercy Warehouse Funding II LLC, GKK Trading Warehouse II LLC and Goldman Sachs Mortgage Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 19, 2006)

10.3*

Amended and Restated Master Repurchase Agreement, dated as of October 13, 2006, by and among Gramercy Warehouse Funding I LLC, GKK Trading Warehouse I LLC, GKK 450 LEX LLC, and the additional sellers from time to time parties thereto, the buyers from time to time parties thereto, Wachovia Bank, National Association, as agent, and Wachovia Capital Markets, LLC, as the sole lead arranger (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 19, 2006)

10.4+

Indenture, dated as of August 24, 2006, by and among Gramercy Real Estate CDO 2006-1, Ltd., as issuer, Gramercy Real Estate CDO 2006-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar

10.5+	Collateral Management Agreement, dated as of August 24, 2006, by and between Gramercy Real Estate CDO 2006-1, Ltd., as issuer and GKK Manager LLC, as collateral manager

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                              Incorporated by reference.

+                              Filed herewith.

53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAMERCY CAPITAL CORP.

	By:	/s/ Robert R. Foley
Robert R. Foley
Chief Financial Officer

Date: November 9, 2006