Form 10-K
period 2006-12-31
GRAMERCY CAPITAL CORP
filed 2007-02-28
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)|OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

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

As of February 28, 2007, there were 26,034,056 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant (18,529,560 shares) at June 30, 2006, was $479,915,604. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange, which was $25.90 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Stockholders’ Meeting to be held May 24, 2007 and to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRAMERCY CAPITAL CORP.
FORM 10-K
TABLE OF CONTENTS

10-K PART AND ITEM NO.

PART I

ITEM 1.  BUSINESS

General

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders.

Gramercy was formed in April 2004 as a Maryland corporation and we completed our initial public offering in August 2004. Substantially all of Gramercy’s operations are conducted through GKK Capital LP, a Delaware limited partnership, or our Operating Partnership. Gramercy, as the sole general partner of, and currently the  holder of 100% of the common units of, our Operating Partnership, has responsibility and discretion in the management and control of our Operating Partnership, and the limited partners of our Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, our Operating Partnership. Accordingly, we consolidate the accounts of our Operating Partnership.

We are externally managed and advised by GKK Manager LLC, or our Manager, a majority-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green. At December 31, 2006, SL Green also owned approximately 25% of the outstanding shares of our common stock.

As of December 31, 2006, we held loans and other lending investments of approximately $2.2 billion net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 384 basis points for our floating rate investments, and an average yield of 10.04% for our fixed rate investments. As of December 31, 2006, we also held interests in four credit tenant lease, or CTL, investments comprised of a 49.75% tenancy-in-common, or TIC, interest in 55 Corporate Drive in Bridgewater, New Jersey, and three joint venture investments.

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

Corporate Structure

Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner and sole owner of the Class A limited partner interests of our Operating Partnership. At December 31, 2006, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests

were also held by certain officers and employees of SL Green Realty Corp., including some of whom are our executive officers, which interests are subject to performance thresholds. To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).

As of December 31, 2006, the majority of the interests in our Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green Realty Corp., some of whom are our executive officers, which interests are subject to performance thresholds. We pay to our Manager a base management fee equal to one and three-quarters of one percent (1.75%) of our stockholders’ equity (as defined in the amended and restated management agreement with our Manager) inclusive of the trust preferred securities issued in May 2005, August 2005 and January 2006. In addition, we are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee is reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsourcing agreement currently provides for an annual fee payable by us, which fee is currently $1.3 million per year, increasing 3% annually over the prior year on the anniversary date of the outsourcing agreement in August of each year. The asset servicing and outsourcing agreements allow us to leverage the experience, resources and relationships SL Green has established.

Our collateralized debt obligations, or CDOs, were closed in July 2005 and August 2006. The CDO that closed in 2005 was issued through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. The CDO that closed in 2006 was also issued through two indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The 2005 Issuer, 2006 Issuer, 2005 Co-Issuer and 2006 Co-Issuer are subsidiaries of our private REIT, Gramercy Investment Trust. Our Operating Partnership holds all shares of common stock and controls all of the management and operations of the private REIT. At December 31, 2006, the private REIT and all subsidiaries of the private REIT were consolidated into our financial results.

In connection with the closing of our first CDO in July 2005, the Issuer, Gramercy Real Estate CDO 2005-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities not held by us. At

December 31, 2006, we owned all of the non-investment grade bonds, preferred equity and equity in both CDOs. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us.

Collateral manager fees paid on our CDO that closed in August 2006 are governed by the amended and restated management agreement as a “transitional managed” CDO, as defined in the amended and restated management agreement, consisting primarily of debt investments secured by non-stabilized real estate. The amended and restated management agreement provides that in connection with formations of collateralized debt obligations or other securitization vehicles after the execution of the amended and restated management agreement, if a collateral manager is retained, our Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for “transitional managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for “non-transitional managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. The balance of the fees paid by the CDOs for collateral management services are paid to us.

Business and Growth Strategies

We invest in a diversified portfolio of real estate loans and securities, including permanent loans, bridge loans, subordinate interests in whole loans, mezzanine loans, distressed debt, mortgage-backed securities, or MBS, preferred equity, and net lease investments involving commercial properties throughout the United States. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken.

We generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities. We leverage our investments to enhance returns to stockholders equity. We finance, or may finance in the future, assets through a variety of techniques, including repurchase agreements, secured and unsecured credit facilities, CDOs, unsecured junior subordinated corporate debt, issuances of commercial mortgage-backed securities, or CMBS, and other structured financings. In addition, we match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating rate assets are financed with floating rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allows us to reduce the impact of changing interest rates on our cash flow and earnings. We actively manage our positions, using our credit, structuring and asset management skills to enhance returns. We intend to grow our business using prudent levels of debt financing, syndication of loan interests and structured financing when feasible, rather than relying solely on equity capital, in order to increase earnings per share.

Our ability to manage the real estate risk underwritten by our Manager is a critical component of our success. We actively manage and maintain the credit quality of our portfolio by using our management team’s expertise in structuring and repositioning investments to improve the quality and yield on managed investments. When investing in higher leverage transactions, we use guidelines and standards developed and employed by senior management of our Manager and SL Green, including rigorous underwriting of collateral performance and valuation, a review of the creditworthiness of the equity investors, additional forms of collateral and strategies to effect repayment. If defaults occur, we will employ SL Green’s strong asset management skills to mitigate the severity of any losses and seek to optimize the recovery from assets in the event that we foreclose upon them. In New York, Washington, D.C. and elsewhere as appropriate, SL Green will manage these assets and has the right to purchase properties in metropolitan New York and Washington, D.C. that we acquire in foreclosure. In other geographic markets, we often use long-standing relationships of senior management or SL Green with local operators or investors to enhance our ability to underwrite transactions or mitigate defaults when making or managing investments.

We seek to control the negotiation and structure of the debt transactions in which we invest, which enhances our ability to mitigate our losses, to control the negotiation and drafting of loan documents that afford us appropriate rights and control over our collateral, and to have the right to control the debt that is senior to our position. We believe that this level of control allows us to achieve attractive risk-adjusted returns within a real estate debt capital structure. We generally avoid investments where we cannot secure adequate control rights, unless we believe the default risk is very low. Our flexibility to invest in all or any part of a debt capital structure enables us to participate in many transactions and to retain only the investments that meet our investment parameters.

We believe that our ability to provide a wide range of financing products and our ability to customize financing structures to meet borrowers’ needs differentiates us from our competitors. We can provide real estate financing solutions throughout the entire capital structure from the most senior capital positions through subordinate interests to equity participations. Our senior management team has substantial experience in responding to unique borrower needs by crafting financial products that are tailored to meet the business plan of a property owner.

We focus on certain types of investments where we believe we have a competitive advantage and that offer appropriate risk adjusted returns. For properties that we believe have stable values or where we have specific asset management capabilities to mitigate losses, we will target higher leverage investments. If we conclude that a property to be financed will have more volatile values or cash flows under a variety of market conditions, we target a less leveraged investment. In such transactions we may seek a second-loss position. We also target the origination of larger financings, including whole loans, to afford us the opportunity to syndicate and securitize our investments, create retained instruments with above-market returns, and realize gains on the sale of these positions. We originate investments in direct transactions with borrowers, we co-originate with or acquire existing assets from third parties, primarily financial institutions, and we occasionally co-invest with SL Green and its affiliates.

Our targeted investments include the following:

Permanent Loans—We originate fixed-rate permanent whole loans with terms of up to 15 years.  We may separate certain of these loans into tranches, which can be securitized and resold. When we do so, we occasionally retain that component of the permanent loan that we believe has the most advantageous risk-adjusted returns. The retained interest can be the senior interest, a subordinate interest, a mezzanine loan or a preferred equity interest created in connection with such permanent loan origination. We expect the stated maturity of our permanent loan investments to range from five years to 15 years. We may sell these investments prior to maturity.

Bridge Loans—We offer floating rate bridge whole loans to borrowers who are seeking debt capital with a final term to maturity of not more than five years to be used in the acquisition, construction or redevelopment of a property. Typically, the borrower has identified a property in a favorable market that it believes to be poorly managed or undervalued. Bridge financing enables the borrower to employ short-term financing while improving the operating performance and physical aspects of the property and avoid burdening it with restrictive long-term debt. The bridge loans we originate are predominantly secured by first mortgage liens on the property and are expected to provide interest rates ranging from 125 to 400 basis points over applicable index rate indexes. We expect the stated maturity of our bridge loans to range from two years to five years, and we frequently hold these investments to maturity.

We believe our bridge loans will lead to additional financing opportunities in the future, as bridge facilities are often a first step toward permanent financing or a sale of the underlying real estate. We generally view securitization as a financing rather than a trading activity. We have, and will continue to, pool together smaller bridge loans and retain the resulting non-investment grade interests (and interest-only certificates, if any) resulting from these securitizations, which to-date have taken the form of CDOs. To increase our volume, enhance financing efficiencies, and expand our national presence, we may seek joint ventures, mergers or other arrangements with regional or product-specific loan originators.

Subordinate Interests in Whole Loans—We purchase from third parties, and may retain from whole loans we originate and co-originate and securitize or sell, subordinate interests in whole loans. Subordinate interests are participation interests in mortgage notes or loans secured by a lien subordinated to a senior interest in the same loan. The subordination is generally evidenced by a co-lender or participation agreement between the holders of the related senior interest and the subordinate interest. In some instances, the subordinate interest lender may additionally require a security interest in the stock or partnership interests of the borrower as part of the transaction. When we originate whole loans, we may divide them, frequently securitizing or selling the senior interest and keeping a subordinate interest for investment. We believe the subordinate interest market will continue to grow with the expansion of the commercial mortgage securitization market.

Subordinate interests in whole loans typically bear interest at a rate of 200 to 600 basis points over the applicable interest rate index and have loan-to-value ratios between 65% and 85%. Subordinate interest lenders have the same obligations, collateral and borrower as the senior interest lender, but typically are subordinated in recovery upon a default. Subordinate interests in whole loans share certain credit characteristics with second mortgages, in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding senior interest.

Subordinate interests created from bridge loans generally will have terms matching those of the whole loan of which they are a part, typically two to five years. Subordinate interests created from whole loans generally will have terms of five years to fifteen years. We expect to hold subordinate interests in whole loans to their maturity.

When we acquire subordinate interests in whole loans from third parties, we may earn income on the investment, in addition to the interest payable on the subordinate piece, in the form of fees charged to the borrower under that note (currently approximately 0.25% to 1% of the note amount) or by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. When we originate subordinate interests out of whole loans and then sell the senior interest, we allocate our basis in the whole loan among the two (or more) components to reflect the fair market value of the new instruments. We may realize a profit on sale if our allocated value is below the sale price. Our ownership of a subordinate interest with controlling class rights, which typically means we have the ability to determine when, and in what manner, to exercise the rights and remedies afforded the holder of the senior interest, may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the subordinate interest, which may include foreclosure on, or modification of, the note. In some cases, usually restricted to situations where the appraised value of the collateral for the debt falls below agreed levels relative to the total outstanding debt, the owner of the senior interest may be able to foreclose or modify the note against our wishes as holder of the subordinate interest. As a result, our economic and business interests may diverge from the interests of the holders of the senior interest. These divergent interests among the holders of each investment may result in conflicts of interest.

Mezzanine Loans—We originate mezzanine loans that are senior to the borrower’s equity in, and subordinate to a mortgage loan on, a property. These loans are secured by pledges of ownership interests, typically in whole but occasionally in part (but usually with effective sole control over all the ownership interests), in entities that directly or indirectly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees, or collateral unrelated to the property.

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

These investments typically have terms from two to ten years and typically bear interest at a rate of 400 to 800 basis points over the applicable interest rate index. Some transactions entail the issuance of more than one tranche or class of mezzanine debt. Mezzanine loans usually have loan-to-value ratios between 65% and 90%. Mezzanine loans frequently have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms. We expect to hold these investments to maturity.

Distressed Debt—We may also invest in distressed debt, most often sub- and non-performing real estate loans acquired from financial institutions. We make these investments when we believe our underwriting, credit, financing and asset management experience enable us to generate above-average risk-adjusted returns by resolving these distressed loans expeditiously through refinancings, negotiated repayments with borrowers or foreclosure and subsequent sale of the underlying property. A sub-performing loan is a loan with a very high loan-to-value ratio, with a low debt service coverage ratio, and which is likely to default at maturity because the property securing the loan cannot support a refinancing of the loan’s entire unpaid principal balance. A non-performing loan is a loan that is in default of its covenants, is past due in interest payments, or is past its final maturity date and has not been repaid. Sub- and non-performing loans are typically purchased at a discount to the note balance. Our investment return results from a combination of current cash flow from the note or underlying property, plus any eventual recovery of loan principal.

We expect the maturity of our distressed debt investments to range from several months to up to ten years. Such investments will usually be held until resolution, which may entail a bankruptcy and foreclosure process, which can require months or years to complete.

Mortgage-Backed Securities—We occasionally acquire mortgage MBS that are created when commercial or residential loans are pooled and securitized. These securities may be issued by government sponsored agencies or other entities, and may or may not be rated investment grade by rating agencies. We may also originate MBS from pools of commercial loans we assemble, in which event we expect to retain the more junior interests.

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

•                 construction quality and economic utility of the property; and

•                 the creditworthiness of the borrowers.

To date, we have focused not on new issues but on “Story Securities” available in the secondary market where we are able to analyze and underwrite the underlying assets. “Story Securities” are seasoned securities with identifiable credit risks (such as large defaulted or sub-performing loans or a negative development with respect to the sponsor of a large loan) that we believe may require complex financial analysis to fully understand the issues and which fixed income money managers cannot efficiently underwrite, or which make them unattractive to a significant number of fixed income investors. We seek capital appreciation, in addition to interest income, by buying these securities at yields that are greater than securities with comparable risk and selling them when the credit risk improves.

We expect the stated maturity of our MBS investments to range from several months to up to 15 years for CMBS, and up to 40 years for RMBS. Such securities do not have stated maturities but rather receive principal payments from the underlying investments. We expect to hold CMBS to maturity and may sell RMBS prior to maturity.

Preferred Equity—We originate preferred equity investments in entities that directly or indirectly own commercial real estate. Preferred equity is not secured, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred holders can often enhance their position and protect their equity position with covenants that limit the entity’s activities and grant us the exclusive right to control the property after an event of default. Occasionally, the first mortgage on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause a liquidation, upon a default. Preferred equity typically is more highly leveraged, with loan-to-value ratios of 85% to more than 90%. We expect our preferred equity to have mandatory redemption dates (that is, maturity dates) that range from three years to five years, and we expect to hold these investments to maturity.

Other Real Estate-Related Investments—We may also make investments in other types of commercial or multi-family real estate assets. These may include acquisitions of real property and debt issued by REITs or other real estate companies. We have authority to issue our common stock or other equity or debt securities in exchange for assets. Subject to gross income and asset tests necessary for REIT qualification, we may also invest in securities of other REITs, or other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

Some of these investments may be equity interests in properties with no stated maturity or redemption date, or long-term leasehold interests with expiration dates as long as 40 years beyond the date of our investment. We expect to hold these investments for between several months and up to ten years, depending upon the risk profile of the investment and our investment rationale. The timing of our sale of these investments, or of their repayment, will frequently be tied to certain events involving the underlying property, such as leases to new tenants or a refinancing on superior terms.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of December 31, 2006 and December 31, 2005 were as follows:

							Floating Rate:
	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Average Spread over LIBOR(2)
	2006	2005	2006	2005	2006	2005	2006	2005
	($ in thousands)
Whole loans, floating rate	$1,372,316	$561,388	63%	46%	—	—	327 bps	325 bps
Whole loans, fixed rate	42,376	94,448	2%	8%	11.69%	10.67%	—	—
Subordinate interests in whole loans, floating rate	236,308	362,983	11%	30%	—	—	445 bps	443 bps
Subordinate interests in whole loans, fixed rate	48,769	37,104	2%	3%	8.54%	8.80%	—	—
Mezzanine loans, floating rate	226,675	82,793	10%	7%	—	—	665 bps	858 bps
Mezzanine loans, fixed rate	216,216	43,352	10%	4%	9.92%	8.51%	—	—
Preferred equity, floating rate	—	11,795	—	1%	—	—	900 bps	900 bps
Preferred equity, fixed rate	44,224	11,882	2%	1%	10.68%	10.27%	—	—
Total / Weighted average	$2,186,884	$1,205,745	100%	100%	10.04%	9.78%	384 bps	417 bps

(1)    Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)    Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

We monitor our portfolio periodically and prior to each acquisition to confirm that we continue to qualify for the exemption from registration provided by Section 3(c)(5)(C) and 3(c)(6) of the Investment Company Act of 1940, as amended, or the Investment Company Act. Qualifying for the Section 3(c)(5)(C) exemption requires that at least 55% of our portfolio be comprised of “qualifying assets,” and a total of at least 80% of our portfolio be comprised of “real estate-related assets,” a category that includes qualifying assets.

We generally expect mortgage loans, whole pool MBS, our CTLs and certain distressed debt securities to be qualifying assets. The treatment of distressed debt securities as qualifying assets is based on the characteristics of the particular type of loan, including its foreclosure rights. Junior (first loss) interests in MBS pools may constitute qualifying assets under Section 3(c)(5)(C), provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Similarly, subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C), provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgage and that we may act as the controlling class or directing holder of the note. We generally do not treat mezzanine loans and preferred equity investments as qualifying assets. In addition to making investments in qualifying assets, we also make investments so that at least 80% of our portfolio is comprised of real estate-related assets. We expect that all of these classes of investments will be considered real estate-related assets under the Investment Company Act for purposes of the 80% investment threshold. Qualification for the 3(c)(5)(C) and 3(c)(6) exemptions will limit our ability to make certain investments. To the extent that the staff of the Securities and Exchange Commission, or the SEC, provides more specific guidance regarding the treatment of assets as qualifying assets or real estate-related assets, we may be required to adjust our investment strategy accordingly. Any additional guidance from the staff of the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

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

While we intend to hold our investments to maturity, we may sell an investment prior to its stated maturity for reasons of risk management, liquidity, changing investment objectives, or regulatory requirements.

Financing Strategy

We use debt financing in various forms in an effort to increase the size of our portfolio and potential returns to our stockholders. Access to low-cost capital is crucial to our business, since we earn income based on the spread between the yield on our investments and the cost of our borrowings.

Our financing strategy focuses on the use of match-funded financing structures. This means that we seek to match the maturities of our financial obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our cash flow and earnings. In addition, we match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating rate assets are financed with floating rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allows us to reduce the impact on our cash flow and earnings of changing interest rates. At December 31, 2006, approximately 84% of our investments, when measured by carrying value, were floating rate instruments based on LIBOR. The remaining 16% of our investments carried fixed rates of interest, although we have entered into swap contracts that convert substantially all of the floating rate financing expenses against these assets to fixed rate expenses to eliminate basis risk. Our investments had a weighted average remaining term to initial maturity of 2.1 years.

We use short-term financing in the form of our repurchase agreements, unsecured revolving credit facilities and bridge financings in conjunction with or prior to the implementation of longer-term match-funded financing. At December 31, 2006, we had approximately $277.4 million outstanding under our repurchase facilities with Wachovia Capital Markets, LLC, or Wachovia, and Goldman Sachs Mortgage Company, or Goldman. An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as our Manager.

For longer-term funding, we utilize securitization structures, including CDOs, as well as other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as MBS, bridge loans, permanent loans, subordinate interests in whole loans, mezzanine loans and REIT debt. In a CDO the assets are pledged to a trustee for the benefit of the holders of the bonds. The bonds may be rated by one or more rating agencies. One or more classes of the bonds are marketed to a wide variety of fixed income investors, which enables the CDO sponsor to achieve a relatively low cost of long-term financing. We believe that CDOs are a suitable long-term financing vehicle for our investments because they will enable us to maintain our strategy of funding substantially all of our assets and related liabilities using the same, or similar, LIBOR benchmark, lock-in a long-term cost of funds tied to LIBOR, and reduce the risk that we have to refinance our liabilities prior to the maturities of our investments. On July 14, 2005, we issued $1.0 billion of CDOs, and on August 24, 2006 we issued an additional $1.0 billion of CDOs. The CDO issued in 2005 consists of $810.5 million of investment grade notes, $84.5 million of non-investment grade notes, and $105 million of preferred shares. The CDO issued in 2006 consists of $903.75 million of investment grade notes, $38.75 million of non-investment grade notes, and $57.5 million of preferred shares. We retained all non-investment grade securities, the preferred shares and the common shares in the 2005 Issuer and the 2006 Issuer.

We use different levels of leverage depending on the specific risk-return characteristics of each investment type. Usually, the level of financial leverage employed varies inversely with the loan-to-value ratio of the underlying debt investment being financed. For example, we generally use more leverage with whole loans than mezzanine loans. We anticipate our overall leverage will be 70% to 85% of the carrying value of our assets; but our actual leverage depends on our mix of assets. As of December 31, 2006, our leverage as a percentage of total balance sheet assets was 76%, excluding the trust preferred securities, which are discussed in more detail below. The average advance rate against investment assets pledged under our repurchase facilities with Wachovia and Goldman was 70%.

Our charter and bylaws do not limit the amount of indebtedness we can incur. Our current policy is to leverage up to 80% of the carrying value of our assets. Our board of directors has discretion to deviate from or change our indebtedness policy at any time. However, we seek to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the interest income from our investments. These conditions could occur, for example, due to credit losses or when, due to interest rate fluctuations, interest income on our investment lags behind interest rate increases on our borrowings, which are predominantly variable rate. We use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

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

The affirmative vote of all members of a credit committee consisting of all senior officers of our Manager plus our chief executive officer is necessary to approve all transactions over $3 million. Our chief investment officer may approve investments of less than $3 million. The investment committee of our board of directors must unanimously approve all transactions involving investments of (i) $35 million or more with respect to whole loans, (ii) $30 million or more with respect to subordinate interests in whole loans, and (iii) $20 million or over with respect to mezzanine loans, preferred equity, and CTLs. The full board of directors must approve investments (i) over $75 million with respect to whole loans, (ii) over $65 million with respect to subordinate interests in whole loans, (iii) over $55 million with respect to mezzanine loans, and (iv) over $50 million with respect to preferred equity and CTLs. Our Manager will have full discretion to make investments on our behalf under (i) $35 million with respect to whole loans, (ii) $30 million with respect to subordinate interests in whole loans, and (iii) $20 million with respect to mezzanine loans, preferred equity and CTLs. Approval limits are based on the investment amount less any origination fees, discounts or other up-front fees we receive in connection with the investment.

The stages of the investment process are described in more detail below.

Origination

Our Manager is primarily responsible for originating all of our assets. Our Manager utilizes an extensive national network of relationships with property owners, developers, mortgage loan brokers, commercial and investment banks and institutional investors. This network has been developed by the senior managers of our Manager and senior executives of SL Green over almost 20 years. We originate investments in direct transactions with borrowers, we co-originate with or acquire existing assets from third parties, primarily financial institutions, and we may occasionally co-invest with SL Green and its affiliates. We continue to grow our national platform through the creation of strategic partnerships, expansion of our origination teams, and our offices in New York, New York and Los Angeles, California. Once potential investment opportunities have been identified, our Manager determines which financing products best meet the borrower’s needs. Our Manager works to optimize pricing and structure and create a favorable transaction for us while meeting our borrower’s needs. After identifying a suitable structure, our Manager works with the borrower to prepare a loan application and an initial review of the investment before committing underwriting resources. Once a loan is identified as suitable, it is underwritten by our Manager’s team of experienced underwriters.

Underwriting

Once a potential investment has been identified, our Manager’s underwriters perform comprehensive financial, structural, operational and legal due diligence to assess the risks of the investment. Our Manager’s underwriters analyze the loan application package and conduct follow-up due diligence on each borrower as part of the underwriting process. Our Manager’s underwriters generally review the following criteria as part of the underwriting process:

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

•       market rents, and in the case of certain high-leverage loans, leasing projections for major vacant spaces and near-term vacancies, frequently prepared by commercial leasing brokers with local knowledge, and confirmed by discussion with other owners (often our borrowers) of competitive commercial properties in the same sub-market;

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

Key factors that are considered in credit decisions include, but are not limited to, debt service coverage, loan-to-value ratios and property and financial operating performance. Consideration is also given to other factors such as the experience, financial strength, reputation, and investment track record of the borrower, additional forms of collateral and identified likely strategies to effect repayment. Our Manager will continue to refine its underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve. Once diligence is completed and our Manager has reviewed the Underwritten Net Cash Flow, sponsorship and the deal structure, our Manager determines the level in the capital structure at which an investment will be made, the pricing for such an investment, and the required legal and structural protections.

Servicing and Asset Management

SL Green services substantially all of our assets through a sub-contract with our Manager. The loan servicing platform is designed to provide timely, responsive customer service as well as accurate and timely information for account follow-up, financial reporting, collateral and portfolio risk management and management review. In addition, the servicing operations include enforcement of the loan documents and standard asset management functions, including monitoring of property performance and condition and market analysis. The asset management group monitors the investments to identify any potential underperformance of the asset and work with the borrower to remedy the situation in an expeditious manner in order to mitigate any effects of underperformance. The asset manager is responsible for understanding the borrower’s business plan with respect to each collateral property and monitoring performance measured against that plan. We differentiate ourselves by leveraging our Manager’s real estate knowledge and proactive approach to asset management by providing approvals and processing requests on a timely and efficient basis. We believe that asset management is a vital component of the borrower-lender relationship because it enables us to be responsive, timely, anticipate changes to a borrower’s financing requirements, and generally develop a strong relationship that leads to repeat business.

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

•       hedging is generally done through the bank providing the related repurchase facility on market terms, or through other dealers. We engage an outside advisory firm to assist in executing and monitoring hedges, advising management on the appropriateness of such hedges, and establishing the appropriate tax and accounting treatment of our hedges; and

•       we will not co-invest with SL Green or any of its affiliates unless the terms of such transaction are approved by a majority of our independent directors.

These investment guidelines may be changed by our board of directors without the approval of our stockholders.

Origination Agreement

We have an origination agreement with SL Green pursuant to which SL Green and any of its subsidiairies will not originate, acquire or participate in fixed income investments in the United States, subject to certain conditions and exclusions described below. Fixed income investments include debt obligations or interests in debt obligations bearing a fixed-rate of return and collateralized by real property or interests in real property. SL Green has also agreed not to acquire, originate or participate in preferred equity investments which bear a fixed rate of return related primarily to real proeprty or interests in real property in the United States, unless we have determined not to pursue that opportunity.

Under the agreement, SL Green has the following rights:

(a)          to retain any fixed income investments and/or preferred equity investments it owned or committed to own as of April 19, 2006 and any fixed income investments and/or preferred equity investments owned or committed to be owned, as of the date of a business combination, change of control or other similar transaction, by companies that are acquired by SL Green or with the respect to which SL Green engages in such a transaction, provided, however, that SL Green shall not acquire companies or businesses engaged primarily in Gramercy’s primary business activities;

(b)         to originate, acquire or participate in fixed income investments and/or preferred equity investments in connection with the sale, recapitalization or restructuring (however characterized) of any fixed income investment, preferred equity investment or interest in real property which SL Green owns at any given time;

(c)          to originate, acquire or participate in fixed income and/or preferred equity investments that provide a rate of return tied to the or measured by cash flow, appreciation or both of the underlying real property or interests in real property;

(d)         to originate, acquire or participate in any distressed debt, where there is a payment default, an acceleration, bankruptcy or foreclosure, when a default is highly likely because the loan-to-value ratio is over 100% or when the debt service exceeds the available cash flow from the underlying collateral or of the borrower both on a current and projected basis; and

(e)   to modify, amend, supplement, extend, refinance or restructure any portion of the investments in item (a), (b), (c) or (d) above including, but not limited to, changes in principal, additional investment, rate of return, maturity or redemption date, lien priority, collateral, return priority, guarantor and/or borrower.

We have agreed that we will not:

•       acquire real property or interests in real property located in metropolitan New York and Washington, D.C. (except by foreclosure or similar conveyance resulting from a fixed income investment);

•       originate, acquire or participate in any investments described in (c) above or distressed debt, in each case where more than 75% of the value of the underlying collateral is real property or interests in real property located in metropolitan New York or Washington, D.C.; and

•       originate, acquire or participate in any investments described in item (b) or (e) above.

We have also agreed that, when we acquire direct or indirect ownership interests in property in metropolitan New York or Washington D.C. by foreclosure or similar conveyance, SL Green will have the right to purchase the property at a price equal to our unpaid asset balance on the date we foreclosed or acquired the asset, plus unpaid interest at the last stated contract (non-default) rate and, to the extent payable by the borrower under the initial documentation evidencing the property, legal costs incurred by us directly related to the conveyance and the fee, if any, due upon the repayment or prepayment of the investment which is commonly referred to as an “exit fee” (but not including default interest, late charges, prepayment penalties, extension fees or other premiums of any kind) through the date of SL Green’s purchase. We refer to this amount as “Par Value.” If we seek to sell the asset and receive a bona fide third party offer to acquire the asset for cash that we desire to accept, SL Green may purchase the asset at the lower of the Par Value or the third party’s offer price. If the asset is not sold within one year, SL Green has the right to purchase the property at its appraised value. The appraised value will be determined as follows: we will select an appraiser and SL Green will select an appraiser, who will each appraise the property. These two appraisers jointly will select a third appraiser, who will then choose one of the two appraisals as the final appraised value. These rights may make it more difficult to sell such assets because third parties may not want to incur the expense and effort to bid on assets when they perceive that SL Green may acquire them at the lower of the same terms proposed by the third party or Par Value. As a result, we may not receive the same value on the sale of such assets as we might receive from an independent third party submitting an offer through a competitive bidding process.

SL Green has a right of first offer to acquire any distressed debt which we decide to sell.

If any time SL Green plans to sell to a third party any fixed income investment or preferred equity investment, we will have the right to purchase the offered investment within 10 business days on the terms and conditions offered by the third party. If SL Green is required to obtain any other party’s consent in connection with the sale of any investment, our right of first offer will be subject to such consent. If we choose not to exercise our right to purchase the offered investment, SL Green has the right to sell it to a third party within 6 months at not less than 99% of the price offered to us. If the investment is not sold within 6 months, it will again be subject to our right of first offer.

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

Competition

Our net income depends, in large part, on our ability to originate investments with spreads over our borrowing cost. In originating these investments, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, which may have greater financial resources and lower costs of capital available to them than we have. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the available investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards.

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

We have no direct employees. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We have entered into a management agreement with our Manager that terminates in December 2009, subject to automatic, one-year renewals. We are subject to the risk that our Manager will terminate the management agreement and that no suitable replacement will be found to manage us. We believe that our success depends to a significant extent upon the experience of our Manager’s executive officers, whose continued service is not guaranteed. If our Manager terminates the management agreement, we may not be able to execute our business plan.

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

Termination of or failure to renew the management agreement without cause requires us to pay substantial amounts of termination fees and redeem the Class B limited partner interests. If the management agreement is terminated or not renewed other than for cause, we will be required to pay a termination fee equal to two times the higher of the total annual fees paid in either of the two calendar years prior to the termination, unless we become self-managed, in which event this amount will be reduced by 50%. We are also required to redeem the Class B limited partner interests upon termination of the management agreement. These provisions may increase the effective cost to us of terminating or failing to renew the management agreement, thereby adversely affecting our ability to terminate or not renew the management agreement without cause.

Our assets that we acquire by foreclosure or similar conveyance may be subject to purchase rights or rights of first offer in favor of SL Green, which could reduce their marketability or value.

Pursuant to our origination agreement with SL Green, we have granted SL Green purchase rights with respect to certain of our assets. When we acquire a direct or indirect ownership interest in real property or interests in real property located in metropolitan New York or Washington, D.C. by foreclosure or similar conveyance or transfer, SL Green has the right to purchase such ownership interest at a price equal to the sum of (i) our unpaid principal balance on the date we foreclosed on or acquired the asset, (ii) unpaid interest through the date of SL Green’s purchase and (iii) legal costs incurred by us directly related to the conveyance of the property and the exit fee due upon prepayment or repayment, both to the extent payable by the borrower under the initial loan documentation. We refer to this amount as the “par value”. If we seek to sell the asset and receive a bona fide offer to acquire the asset for cash that we desire to accept, SL Green may purchase the asset at the lower of the par value and the third party’s offer price.

Similarly, our agreements with SL Green in connection with our investments in the South Building located at One Madison Avenue and 55 Corporate Drive contain a buy-sell provision that can be triggered by us in the event we and SL Green are unable to agree upon a major decision that would materially impair the value of the assets. Such major decisions involve the sale or refinancing of the assets, any extensions or modifications to the net leases with the tenant therein or any material capital expenditures.

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

Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on our Manager’s ability to identify and invest in debt investments or other securities that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Manager’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The senior management team of our Manager has substantial responsibilities under the management agreement. We can offer no assurance that the senior management team of our Manager or any of the other employees of our Manager will contribute to our growth. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our board of directors has approved very broad investment guidelines for our Manager and does not approve each investment decision made by our Manager.

Our Manager is authorized to follow very broad investment guidelines. Our directors review our investment guidelines and our investment portfolio annually and as often as they deem necessary. However, our board of directors does not review each proposed investment. The investment committee of our board of directors must unanimously approve all transactions involving investments of (i) $35 million or more with respect to whole loans, (ii) $30 million or more with respect to subordinate interests in whole loans, and (iii) $20 million or over with respect to mezzanine loans, preferred equity, and CTLs. The full board of directors must approve investments (i) over $75 million with respect to whole loans, (ii) over $65 million with respect to subordinate interests in whole loans, (iii) over $55 million with respect to mezzanine loans, and (iv) over $50 million with respect to preferred equity and CTLs. Our Manager will have full discretion to make investments on our behalf under (i) $35 million with respect to whole loans, (ii) $30 million with respect to subordinate interests in whole loans, and (iii) $20 million with respect to mezzanine loans, preferred equity and CTLs. Our chief investment officer may approve investments of less than $3 million. Approval limits are based on the investment amount less any origination fees, discounts or other up-front fees we receive in connection with the investment. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our Manager. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types of assets it may decide are proper investments for us. Decisions made and investments entered into by our Manager may not fully reflect the stockholder’s best interests.

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

To maintain our qualification for an exemption from registration under the Investment Company Act pursuant to Section 3(c)(5)(C) and 3(c)(6) at least 55% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets under Section 3(c)(5)(C) of the Investment Company Act, and 80% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets and real estate-related assets under Section 3(c)(5)(C) of the Investment Company Act. In addition, we may not issue redeemable securities. To comply with these regulations, we may from time to time buy RMBS and other qualifying assets. We generally expect that mortgage loans, whole pool MBS, CTLs and certain distressed debt securities to be qualifying assets under the Section 3(c)(5)(C) and 3(c)(6) exemptions from the Investment Company Act. The treatment of distressed debt securities as qualifying assets is, and will be, based on the characteristics of the particular type of loan, including its foreclosure rights. Junior (first loss) interests in MBS pools may constitute qualifying assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Similarly, subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgage and that we may act as the controlling class or directing holder of the note. We generally do not treat mezzanine loans and preferred equity investments as qualifying assets. Although we monitor our portfolio periodically and prior to each origination or acquisition of a new asset or disposition of an existing asset, there can be no assurance that we will be able to maintain this exemption from registration. Further, we may not be able to invest in sufficient qualifying and/or real estate-related assets and future revisions or interpretations of the Investment Company Act may cause us to lose our exemption or force us to re-evaluate our portfolio and our business strategy. Such changes may prevent us from operating our business successfully. To the extent that the staff of the Securities and Exchange Commission, or the SEC, provides more specific guidance regarding the treatment of assets as qualifying assets or real estate-related assets, we may be required to adjust our investment strategy accordingly. Any additional guidance from the staff of the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

As part of its duties under the management agreement, our Manager periodically evaluates our assets, and also evaluates prior to an acquisition or origination the structure of each prospective investment, to determine whether our Manager believes the investment will be a qualifying asset for purposes of maintaining our exemption from registration under the Investment Company Act, and we consult with counsel to verify such determination. If we are obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act, including limitations on capital structure, restrictions on specified investments; prohibitions on transactions with affiliates, changes in the composition of the board of directors and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations. In addition, the terms of our management agreement would need to be substantially revised or such agreement would need to be terminated. If the management agreement is terminated, we will, among other things, be in default under our repurchase facilities and financial institutions will have the right to terminate those facilities and their obligation to advance funds to us to finance our future investments. In addition, we may not be able to identify a replacement manager on favorable terms or at all.

We utilize a significant amount of debt to finance our portfolio, which may subject us to an increased risk of loss, adversely affecting the return on our investments and reducing cash available for distribution.

We utilize a significant amount of debt to finance our operations, which can compound losses and reduce the cash available for distributions to our stockholders. We generally leverage our portfolio through the use of bank credit facilities, repurchase agreements, securitizations, including the issuance of CDOs and other borrowings. The leverage we employ varies depending on our ability to obtain financing, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged, or subject to a negative pledge, as collateral for our secured borrowings or to support our unsecured borrowings. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire. For example, we have purchased and expect to purchase in the future, subordinate classes of bonds in our CDOs, which represent leveraged investments in the collateral debt securities and other underlying assets. The use of leverage through such CDOs create the risk for the holders of the subordinate classes of bonds of increased exposure to losses on a leveraged basis as a result of defaults with respect to such collateral debt securities. As a result, the occurrence of defaults with respect to only a small portion of the collateral debt securities could result in the complete loss of the investment of the holders of the subordinate classes of bonds.

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

The financial institutions that finance our investments pursuant to our repurchase agreements require that GKK Manager LLC remain our Manager pursuant to the management agreement. If GKK Manager LLC ceases to be our Manager, it is an event of default and the financial institutions under these facilities have the right to terminate the facilities and their obligation to advance funds to us to finance our future investments. If GKK Manager LLC ceases to be our Manager for any reason and we are unable to obtain financing under these or replacement credit and repurchase facilities, our growth may be limited.

Our repurchase agreements and our CDO financing agreements may limit our ability to make investments.

In order to borrow money to make investments under our repurchase agreements, our lenders, Wachovia and Goldman have the right to review the potential investment for which we are seeking financing. We may be unable to obtain the consent of our lenders to make investments that we believe are favorable to our company. In the event that Wachovia or Goldman do not consent to the inclusion of the potential asset in the repurchase facility, we may be unable to obtain alternate financing for that investment. Our lender’s consent rights with respect to our repurchase agreements may limit our ability to execute our business plan.

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

We finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, CDOs and other structured financings. We have also financed our investments through the issuance of $150 million of trust preferred securities. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and wider credit spreads. We cannot assure the stockholders that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

In addition, we depend upon the availability of adequate financing sources and capital for our operations. As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain our earnings for new investments. However, our taxable REIT subsidiaries are able to retain (and likely will retain) earnings for investment in new capital, subject to maintaining our qualification as a REIT. We cannot assure the stockholders that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.

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

We price our assets based on our assumptions about future credit spreads for financing of those assets. We have obtained, and will obtain in the future, longer term financing for our assets using structured financing techniques. Such issuances entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR. If the spread that investors are paying on our current structured finance vehicle and will pay on future structured finance vehicles we may engage in over the benchmark widens and the rates we are charging or will charge on our securitized assets are not increased accordingly, this may reduce our income or cause losses.

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

We have purchased, and expect to purchase in the future, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. The terms of the CDO securities issued by us include and will include coverage tests, including over-collateralization tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy the coverage tests could adversely affect our operating results and cash flows. Although these coverage tests are currently being met, we cannot assure you that the coverage tests will continue to be satisfied in the future.

Certain coverage tests (based on delinquency levels or other criteria) may also restrict our ability to receive net income from assets pledged to secure the CDOs. We cannot assure you, in advance of completing negotiations with the rating agencies or other key transaction parties on any future CDOs, the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDOs will increase.

If we issue senior securities we will be exposed to additional restrictive covenants and limitations on our operating flexibility, which could adversely affect our ability to pay dividends.

If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including but not limited to: the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities.

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

Subject to maintaining our qualification as a REIT, we use derivative instruments, including forwards, futures, swaps and options, in our risk management strategy to limit the effects of changes in interest rates on our operations. Our primary hedging strategy consists of entering into interest rate swap contracts. Additionally, we, in certain select instances choose to hedge our exposure to fluctuations in CMBS credit spreads by purchasing swaps written against a broad-based CMBS index. The value of our forwards, futures and swaps may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of the risk in our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. Since a portion of our hedging activity is intended to cover the period between origination or purchase of loans and their eventual sale or securitization, unmatched losses in our hedging program can occur when the planned securitization fails to occur, or if the hedge proves to be ineffective.

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

We have significant competition with respect to our acquisition and origination of assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

If we fail to achieve adequate operating cash flow, our ability to make distributions will be adversely affected.

As a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends. No assurance can be given as to our ability to pay distributions.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.

Terrorist attacks may harm our results of operations and the stockholder’s investment. We cannot assure the stockholders that there will not be further terrorist attacks against the U.S. or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our asset-based securities or the securities markets in general. Losses resulting from these types of events are uninsurable.

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

Some of our portfolio investments may be in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our Manager. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. At December 31, 2006, we held no such investments.

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation. However, the securities we invest in may not appreciate in value and, in fact, may decline in value, and the debt securities we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

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

Preferred equity investments involve a greater risk of loss than traditional debt financing.

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

Debt securities may be unsecured and may also be subordinated to other obligations of the issuer. We may also invest in debt securities that are rated below investment grade. As a result, investments in debt securities are also subject to risks of:

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

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances, e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

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

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of the outstanding shares of our stock. Our board of directors may not grant such an exemption to any proposed transferee whose ownership of in excess of 9.8% of the value of our outstanding shares would result in the termination of our status as a REIT. Our board of directors has waived this provision in connection with SL Green’s purchase of our shares. We have also granted waivers to two other purchasers in connection with their purchase of our shares in a previous private placement. These ownership limits could delay or prevent a transaction or a change in our control that might be in the best interest of our stockholders.

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

Certain of our current and future securitizations, such as our CDOs, could be considered to result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we or another private subsidiary REIT own 100% of the equity interests in a taxable mortgage pool, our qualification as a REIT would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. We would generally be precluded, however, from holding equity interests in such securitizations through our operating partnership (unless held through a private subsidiary REIT), selling to outside investors equity interests in such securitizations or from selling any debt securities issued in connection with such securitizations that might be considered to be equity interests for tax purposes. These limitations will preclude us from using certain techniques to maximize our returns from securitization transactions.

Furthermore, we are taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool that is allocable to the percentage of our shares held by “disqualified organizations,” which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income. We expect that disqualified organizations will own our shares from time to time.

In addition, if we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses of our stockholders. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax withholding on this. Nominees or other broker/dealers who hold our stock on behalf of disqualified organizations are subject to tax at the highest corporate income tax rate on a portion of our excess inclusion income allocable to the stock held on behalf of disqualified organizations. If the stockholder is a REIT, a regulated investment company, or RIC, common trust fund, or other pass-through entity, its allocable share of our excess inclusion income could be considered excess inclusion income of such entity and such entity will be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Accordingly, such investors should be aware that a portion of our income may be considered excess inclusion income. Finally, if we fail to qualify as a REIT, our taxable mortgage pool securitizations will be treated as separate taxable corporations for U.S. federal income tax purposes.

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

Our TRSs, including GKK Trading Corp. and GIT Trading Corp., will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. We anticipate that the aggregate value of TRS securities owned by us will be less than 20% of the value of our total assets (including such TRS securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of a REIT’s assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 20% limitation discussed above or avoid application of the 100% excise tax discussed above.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2006, we did not have any unresolved comments with the Staff of the SEC.

ITEM 2. PROPERTIES

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. We can be contacted at (212) 297-1000. We maintain a website at www.gramercycapitalcorp.com.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2006, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our Manager.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange (“NYSE”) on August 2, 2004 under the symbol “GKK.” On February 27, 2007, the reported closing sale price per share of common stock on the NYSE was $31.94 and there were approximately 42 holders of record of our common stock. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE since our initial public offering and the distributions paid by us with respect to the periods indicated.

	2006			2005
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$31.15	$24.70	$0.50	$22.25	$19.23	$0.22
June 30	$27.10	$24.89	$0.51	$24.98	$18.64	$0.35
September 30	$27.40	$23.61	$0.51	$26.91	$22.47	$0.45
December 31	$26.80	$23.18	$0.56	$24.00	$22.41	$0.475

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. We expect to continue our policy of generally distributing 100% of our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Dividends” for additional information regarding our dividends.

We declared a quarterly dividend of $0.56 per share, payable on January 12, 2007, for stockholders of record of our common stock on December 29, 2006.

The following table summarizes information, as of December 31, 2006, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	830,001	$18.02	1,212,840
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	830,001	$18.02	1,212,840

(1)          Includes information related to our 2004 Equity Incentive Plan.

SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On August 2, 2004, we consummated the initial public offering of our common stock, $0.001 par value per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, or the Securities Act. All 12,500,000 shares of common stock registered under the Registration Statement were sold at a price to the public of $15.00 per share, generating gross proceeds of approximately $187.5 million. We paid underwriting discounts and commissions of $9.8 million in this offering. The net proceeds to us were approximately $172.9 million, which were contributed to our Operating Partnership to make investments in commercial real estate-related loans and securities and for general corporate purposes, including financing and operating expenses and other expenses of our company. All of the shares of common stock were sold by us and there were no selling stockholders in the offering. Wachovia Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America LLC and JMP Securities LLC acted as our principal underwriters in this offering.

On December 3, 2004 we sold 5,500,000 shares of common stock, at a price of $17.27 per share, through a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. We subsequently registered the resale of these shares under the Securities Act in August 2005. A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 were sold to SL Green Operating Partnership, L.P., an affiliate of SL Green Realty Corp., pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock. On December 31, 2004, 2,000,000 shares sold in the offering were issued. The remaining 3,500,000 shares were issued on January 3, 2005. The net proceeds from the offering (approximately $93.7 million) were used to fund additional investments, repay borrowings and for general corporate purposes. We did not use an underwriter; however, our Manager arranged the transaction and received a fee of $1.0 million.

On September 14, 2005 we sold 3,833,333 shares of common stock, at a price of $25.80 per share, under our $350 million shelf registration statement declared effective in August 2005, resulting in net proceeds of approximately $97.8 million. We paid underwriting discounts and commissions of $0.5 million in this offering. A total of 2,875,000 shares were sold through a public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under one of our repurchase facilities and general corporate purposes. Wachovia Capital Markets, LLC acted as our underwriter in this offering.

On May 16, 2006, we sold 3,000,000 shares of common stock, at a price of $26.75 per share, under our $350 million shelf registration statement declared effective in August 2005, resulting in net proceeds of approximately $80.0 million. We paid underwriting discounts and commissions of $0.2 million in this offering. A total of 2,250,000 shares were sold through a public offering and an additional 750,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under our repurchase facilities and general corporate purposes. Wachovia Capital Markets, LLC acted as our underwriter in this offering.

ITEM 6.                SELECTED FINANCIAL DATA

The following tables set forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Operating Data

(In thousands, except per share data)	For the Year ended December 31, 2006	For the Year ended December 31, 2005	For the Period April 12, 2004 (formation) through December 31, 2004
Total revenues	$198,215	$88,085	$7,151
Interest expense	98,299	33,771	1,463
Management fees	16,668	9,600	1,965
Incentive fee	7,609	2,276	—
Depreciation and amortization	1,582	672	38
Marketing, general and administrative	11,957	6,976	1,358
Provision for loan loss	1,430	1,030	—
Total expenses	137,545	54,325	4,824
Income from continuing operations before equity in net loss of unconsolidated joint ventures and taxes	60,670	33,760	2,327
Equity in net loss of unconsolidated joint ventures	(2,960)	(1,489)	—
Income from continuing operations before provision for taxes and GKK formation costs	57,710	32,271	2,327
Provision for taxes	(1,808)	(900)	—
GKK formation costs	—	—	(275)
Net income available to common stockholders	$55,902	$31,371	$2,052
Net income per common share—Basic	$2.26	$1.57	$0.15
Net income per common share—Diluted	$2.15	$1.51	$0.15
Cash dividends declared per common share	$2.08	$1.495	$0.15
Basic weighted average common shares outstanding	24,722	20,027	13,348
Diluted weighted average common shares and common share equivalents outstanding	26,009	20,781	13,411

Balance Sheet Data

	Year Ended December 31,
(In thousands)	2006	2005	2004
Loans and other lending investments, net	$2,144,151	$1,163,745	$395,717
Commercial mortgage backed securities, net	—	—	10,898
Loans held for sale, net	42,733	42,000	—
Commercial real estate, net	99,821	51,173	—
Investment in unconsolidated joint ventures	57,567	58,040	—
Total assets	2,766,113	1,469,810	514,047
Collateralized debt obligations	1,714,250	810,500	—
Repurchase agreements	277,412	117,366	238,885
Credit facilities	15,000	—	—
Mortgage note payable	94,525	41,000	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	100,000	—
Total liabilities	2,305,453	1,097,406	245,088
Stockholders’ equity	460,660	372,404	268,959

Other Data

(In thousands)	For the year ended December 31, 2006	For the year ended December 31, 2005	For the Period April 12, 2004 (formation) through December 31, 2004
Funds from operations(1)	$64,027	$36,490	$2,052
Cash flows provided by operating activities	$154,707	$2,160	$1,145
Cash flows used in investing activities	($1,149,526)	($867,995)	($407,056)
Cash flows provided by financing activities	$943,557	$897,317	$444,805

(1)          We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO for the calculation of the incentive fee payable to the holders of Class B limited partner interests in our Operating Partnership and as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from items which are not a recurring part of our business, such as debt restructurings, and sales of properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider gains and losses on the sales of debt investments and real estate investments including tenancy-in-common investments to be a normal part of our recurring operations and therefore include such gains and losses when arriving at FFO. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

A reconciliation of FFO to net income computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations.”

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken. We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are externally managed and advised by GKK Manager LLC, or our Manager, a majority-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green. We have elected to be taxed as a REIT under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders. However, we may establish TRSs to effect various taxable transactions. Those TRSs would incur federal, state and local taxes on the taxable income from their activities. Unless the context requires otherwise, all references to “we,” “our” and “us” mean Gramercy Capital Corp.

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

Because of the high relative valuation of debt instruments in the current market and a generally increasing rate environment, we have carefully managed our exposure to interest rate changes that could affect our liquidity. We generally match our assets and liabilities in terms of base interest rate (generally one-month LIBOR) and expected duration. We raised $95,000 of additional equity in December 2004 and January 2005 to reduce our outstanding indebtedness and maintain sufficient liquidity for our investment portfolio. We have sold a total of $150,000 of trust preferred securities in three $50,000 issuances in

May and August 2005 and January 2006 through wholly-owned subsidiaries of our Operating Partnership with 30 year terms. The securities issued in May bear interest at a fixed rate of 7.57% for the first ten years ending, the securities issued in August bear interest at a fixed rate of 7.75% for the first ten years and the securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years. After the first ten years, the 2005 issuances bear interest at three-month LIBOR plus 300 basis points while the 2006 issuance bears interest at three-month LIBOR plus 270 basis points. The proceeds from the issuances of the trust preferred securities were used to fund existing and future investment opportunities.  In July 2005 we closed our first $1,000,000 CDO which extended the term of our liabilities and reduced our overall cost of funds with respect to debt investments financed by the CDO and previously financed by our repurchase agreements, to approximately 49 basis points over LIBOR, excluding transaction costs. Our second $1,000,000 CDO was closed in August 2006 at a weighted average interest spread of approximately 37 basis points over LIBOR, excluding transaction costs. The proceeds of the CDOs were used to repay our repurchase facilities and to fund additional investment activities. In September 2005 we sold 3,833,333 shares of common stock resulting in net proceeds of approximately $97,830 and in May 2006 we sold 3,000,000 shares of common stock resulting in net proceeds of approximately $80,000. The proceeds of these offerings were used to fund loan acquisitions and originations, repay outstanding principal amounts under our repurchase facilities and for general corporate purposes. In May 2006 we also closed on a $100,000 unsecured credit facility with an initial term of three years and interest spreads between 1.90% and 2.10%.

As of December 31, 2006, we held loans and other lending investments of $2,186,884 net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 384 basis points for our floating rate investments, and an average yield of 10.04% for our fixed rate investments. As of December 31, 2006, we also held interests in four credit tenant lease, or CTL, investments comprised of a 49.75% tenancy-in-common, or TIC, interest in 55 Corporate Drive in Bridgewater, New Jersey, and three joint venture investments.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of December 31, 2006 and December 31, 2005 were as follows:

	Carrying Value(1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2006	2005	2006	2005	2006	2005	2006	2005
Whole loans, floating rate	$1,372,316	$561,388	63%	46%	—	—	327 bps	325 bps
Whole loans, fixed rate	42,376	94,448	2%	8%	11.69%	10.67%	—	—
Subordinate interests in whole loans, floating rate	236,308	362,983	11%	30%	—	—	445 bps	443 bps
Subordinate interests in whole loans, fixed rate	48,769	37,104	2%	3%	8.54%	8.80%	—	—
Mezzanine loans, floating rate	226,675	82,793	10%	7%	—	—	665 bps	858 bps
Mezzanine loans, fixed rate	216,216	43,352	10%	4%	9.92%	8.51%	—	—
Preferred equity, floating rate	—	11,795	—	1%	—	—	900 bps	900 bps
Preferred equity, fixed rate	44,224	11,882	2%	1%	10.68%	10.27%	—	—
Total / Weighted average	$2,186,884	$1,205,745	100%	100%	10.04%	9.78%	384 bps	417 bps

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. We maintained a reserve of $2,460 and $1,030 at December 31, 2006 and December 31, 2005, respectively.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes

Classifications of Mortgage-Backed Securities

Mortgage-backed securities, or MBS, are classified as available-for-sale securities. As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of December 31, 2006 that were accounted for as trading securities.

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

Consolidated depreciation expense for the years ended December 31, 2006 and 2005 were $614 and $324, respectively. We did not have any consolidated CTL investments during the period from April 12, 2004 (formation) through December 31, 2004.

Results of operations of properties acquired are included in the Statement of Income from the date of acquisition.

In accordance with Financial Accounting Standards Board, or FASB, No. 144, or SFAS 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” a property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense and straight-line rent adjustments are no longer recorded and historic results are reclassified as Discontinued Operations.

In accordance with FASB No. 141, or SFAS 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-

market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46. In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to us. As of December 31, 2006 and 2005, we had investments of $57,567 and $58,040 in unconsolidated joint ventures, respectively.

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

In some instances we may sell all or a portion of our investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the years ended December 31, 2006 and 2005, we recognized $5,349 and $10,474 in net gains from the sale of debt investments or commitments. We did not recognize any such gains for the period from April 12, 2004 (formation) through December 31, 2004.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for loan losses. We maintained a reserve for possible loan losses of $2,460 against investments with a carrying value of $131,427 as of December 31, 2006, and a reserve for possible loan losses of $1,030 against investments with a carrying value of $68,293 as of December 31, 2005.

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

	2006	2005
Dividend yield	8.0%	8.4%
Expected life of option	6.7 years	6.9 years
Risk-free interest rate	4.14%	4.16%
Expected stock price volatility	21.0%	19.1%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders. We incurred approximately $7,609 and $2,276 with respect to such Class B limited partner interests for the years ended December 31, 2006 and 2005, respectively. We did not recognize such an expense for the period from April 12, 2004 through December 31, 2004.

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

Results of Operations (Amounts in thousands)

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Revenues

	2006	2005	$ Change
Investment income	$176,421	$73,302	$103,119
Rental revenue, net	2,402	1,219	1,183
Gain on sales and other income	19,392	13,564	5,828
Total revenues	$198,215	$88,085	$110,130
Equity in net loss of unconsolidated joint ventures	($2,960)	($1,489)	($1,471)

Investment income is generated on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments. For the year ended December 31, 2006, $24,236 was earned on fixed rate investments while the remaining $152,185 was earned on floating rate investments. The increase over the prior year is due primarily to a significantly larger investment balance in 2006 versus 2005.

Rental revenue of $2,402 in 2006 was earned on 200 Franklin Square Drive, which was held as a consolidated operating property for the three months ended March 31, 2006, and on our TIC interest in 55 Corporate Drive, which has been held as a proportionately consolidated property since its acquisition in June 2006. Following its acquisition, 55 Corporate Drive was being redeveloped. The property is accounted for as an operating property beginning in the three months ended December 31, 2006. Rental revenue in 2006 includes the effect of adjustments for straight-line rent and FASB 141 adjustments for below-market leases for 55 Corporate Drive. Rental revenue of $1,219 in 2005 was earned on only 200 Franklin Square Drive.

Other income of $19,392 for the year ended December 31, 2006 is comprised primarily of gains recorded on the sale of loans and securities of $7,361, and the gain on the sale of 75% of the security interests in the entity that owns 200 Franklin Square Drive of $4,530. The remaining increase over the prior year is primarily attributable to interest on restricted cash balances in our two CDOs (only one of which was in place in the same period of 2005) and other cash balances held by us. For the year ended December 31, 2005, other income of $13,564 was comprised primarily of income recorded on the sale of loans of $7,997.

The loss on investments in unconsolidated joint ventures of $2,960 for the year ended December 31, 2006 represents our proportionate share of the losses generated by our joint venture interests including $7,753 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $4,793. The loss on investments in unconsolidated joint venture of $1,219 for the year ended December 31, 2005 was generated primarily on our investment in One Madison Avenue in New York, New York. Our use of FFO as an important financial measure is discussed in more detail below.

Expenses

	2006	2005	$ Change
Interest expense	$98,299	$33,771	$64,528
Management fees	16,668	9,600	7,068
Incentive fee	7,609	2,276	5,333
Depreciation and amortization	1,582	672	910
Marketing, general and administrative	11,957	6,976	4,981
Provision for loan loss	1,430	1,030	400
Provision for taxes	1,808	900	908
Total expenses	$139,353	$55,225	$84,128

Interest expense was $98,299 for the year ended December 31, 2006 compared to $33,771 for the year ended December 31, 2005. Interest expense for the year ended December 31, 2006 consisted primarily of $64,445 of interest on the investment grade tranches of our two CDOs (only one of which was in place during the same period in 2005), $16,138 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, $11,086 of expense on our three $50,000 issuances of trust preferred securities, and the amortization of deferred financing costs related to our CDOs, repurchase facilities and unsecured revolving credit facility. The $33,771 of interest expense during the same period in 2005 was comprised primarily of $17,429 of interest on the investment grade tranches of our first CDO, $11,756 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman and $3,838 of interest expense incurred against only two $50,000 issuances of trust preferred securities.

Management fees increased $7,068 for the year ended December 31, 2006 to $16,668 versus $9,600 for the same period in 2005 due primarily to an increase in our stockholder’s equity as a result of additional issuances of common equity and the issuance of $150,000 of trust preferred securities, on which base management fees are calculated. The remaining increase is comprised of $2,868 paid or payable to our Manager on investments in our two CDOs (only one of which was in place during the same period in 2005) in accordance with the CDO collateral management agreements in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on those investments under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsourcing and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsourcing agreement.

We recorded an incentive fee expense of $7,609 during the year ended December 31, 2006 in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). This threshold was only reached during the last six months of 2005 resulting in a lower total expense for 2005.

The increase in marketing, general and administrative expenses to $11,957 for the year ended December 31, 2006 versus the same period in 2005 was due primarily to higher equity and equity related compensation, including an accrual of $1,625 in December 2006, which is directly linked to the performance of our company, professional fees, insurance and general overhead costs and a nonrecurring charge of $525 for third-party professional expenses in connection with a possible business combination involving the acquisition of a publicly-traded commercial real estate finance company with business lines considered by management to be highly complementary to ours. The decision to expense these costs was made once management concluded the proposed transaction was unlikely to occur on terms advantageous to us.

Comparison of the year ended December 31, 2005 to the period from April 12, 2004 (formation) through December 31, 2004

Revenues

	2005	2004	$ Change
Investment income	$73,302	$6,841	$66,461
Rental revenue, net	1,219	—	1,219
Gain on sales and other income	13,564	310	13,254
Total revenues	$88,085	$7,151	$80,934
Equity in net loss of unconsolidated joint ventures	($1,489)	$—	($1,489)

Investment income is generated on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments. For the year ended December 31, 2005 $10,701 was earned on fixed rate investments while the remaining $62,601 was earned on floating rate investments. The increase over the prior year is due to a significantly larger investment balance in 2005 versus 2004 and the effect of a full twelve months of operations in 2005.

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

Interest expense was $33,771 for the year ended December 31, 2005 versus $1,463 for the period from April 12, 2004 (formation) through December 31, 2004. Interest expense in 2005 consists primarily of $17,429 of interest on the investment grade tranches of our CDO, that was not in place in 2004, $11,756 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, and $3,838 of expense on our two $50,000 issuances of trust preferred securities. The $1,463 of interest expense in 2004 was comprised primarily of interest on borrowings on the master repurchase facility with Wachovia and the amortization of deferred financing costs.

Management fees increased $7,635 for the year ended December 31, 2005 versus the period from April 12, 2004 (formation) through December 31, 2004 due primarily to an increase in our stockholder’s equity, the issuance of trust preferred securities and a full twelve months of operations in 2005. The remaining increase is comprised of $944 payable to our Manager under the CDO collateral management agreement in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on investments in the CDO under the asset servicing agreement, and higher fees paid or payable to SL Green Operating Partnership, L.P. of $745 and $942 under our outsourcing and servicing agreements, respectively, due to a full twelve months of operations in 2005 and a larger asset base on which to calculate the servicing fee. These fees and the relationship between us, our Manager and SL Green Operating Partnership, L.P. are discussed further in “Related Party Transactions.”

We recorded an incentive fee expense of $2,276 during the twelve months ended December 31, 2005 in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which funds from operations (as defined in the partnership agreement of our Operating Partnership) plus certain accounting gains exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by

9.5% (divided by 4 to adjust for quarterly calculations). This threshold was not reached during 2004 and, consequently, no expense was recorded. This fee and the relationship between us, our Manager and SL Green Operating Partnership, L.P. are discussed further in “Related Party Transactions.”

The increase in marketing, general and administrative expenses of $5,618 for the year ended December 31, 2005 versus the period from April 12, 2004 (formation) through December 31, 2004 reflects a full twelve months of operations in 2005 and a corresponding increase in professional fees, stock-based compensation, insurance and general overhead costs.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase facilities and unsecured revolving credit facility; 3) our CDOs; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings, 6) issuances of trust preferred securities and, to a lesser extent, 7) the proceeds from principal payments on our investments, and 8) the sale or syndication of certain of our debt investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

Our ability to fund our short-term liquidity needs, including distributions to stockholders, through cash flow from operations can be evaluated through the consolidated statement of cash flows provided in our financial statements. However, the net cash from operations or net cash used in operations disclosed on the statement of cash flows should be adjusted to exclude the effect of loans originated for sale and the proceeds of loans sold during any respective reporting period. These activities are included in cash flow from operations in accordance with GAAP, but constitute an integral part of our investment activity. Consequently, net cash flow from operations is not necessarily reflective of our true recurring operating activities and our ability to fund our required distributions to stockholders through our operating activities.

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

Cash Flows (Amounts in thousands)

2006 Compared to 2005

Net cash provided by operating activities increased $152,547 to $154,707 for the year ended December 31, 2006 compared to cash provided of $2,160 for the year ended December 31, 2005. Operating cash flow was generated primarily by interest income on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans and preferred equity interests and gains on loan sales due, in part, to a larger number of investments in 2006 versus 2005. In addition, $175,050 of proceeds from the sales of loans was offset primarily by a $104,931 use of cash related to the origination of loans held for sale during the year ended December 31, 2006, whereas we realized proceeds of $140,431 from the sales of loans while originating $182,431 of loans that were held for sale during the year ended December 31, 2005.

Net cash used in investing activities increased $281,531 to $1,149,526 for the year ended December 31, 2006 compared to $867,995 used during the year ended December 31, 2005. The primary reason for the additional use of cash is related to increased debt investment originations of $817,827, offset by higher principal collections on our debt investments of $537,050.

Net cash provided by financing activities increased $46,240 to $943,557 for the year ended December 31, 2006 compared to $897,317 provided during the same period in 2005. This increase was due primarily to the issuance of $903,750 of collateralized debt obligations during the year ended December 31, 2006 versus only $810,500 during the same period in 2005, net proceeds from our proportionate share of the mortgage payable of $94,525 on our TIC interest in 55 Corporate Drive and increased net proceeds from our repurchase facilities of $296,564, offset by lower proceeds from the sale of common stock of $77,057 and an increase in the dividend paid to our common stockholders of $25,545.

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

Net cash used in investing activities increased $460,939 to $867,995 for the year ended December 31, 2005 compared to $407,056 used during the period from April 12, 2004 (formation) through December 31, 2004. The primary reason for the increase is a full twelve months of operations in 2005, during which we invested $1,030,149 in new debt investments and $110,145 in new real estate investments, including joint ventures, offset by $273,897 of principal collections on our debt investments. This compares to $407,603 invested during the period from April 12, 2004 (formation) through December 31, 2004 in new debt investments, offset by $736 of principal repayments on debt investments.

Net cash provided by financing activities increased $452,512 to $897,317 for the year ended December 31, 2005 compared to $444,805 provided during the period from April 12, 2004 (formation) through December 31, 2004. The increase was due primarily to proceeds of $100,000 from the sale of trust preferred securities in May and August 2005, proceeds of $810,500 from the issuance the CDO in July 2005 and $41,000 in new mortgage debt on 200 Franklin Square Drive, offset by a reduction in borrowings on our repurchase facilities of $360,405 and reduced proceeds from the issuance of common stock of $48,761.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172.9 million, which was used to fund investments and commence our operations. As of December 31, 2006, 350,000 restricted shares had also been issued under our 2004 Equity Incentive Plan, or our Equity Incentive Plan. These shares have a vesting period of two to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

On December 3, 2004, we sold 5,500,000 shares of our common stock resulting in net proceeds of approximately $93.7 million under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. We subsequently registered the resale of these shares under the Securities Act in August 2005. A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock. Of the 5,500,000 shares sold, 2,000,000 shares were settled on December 31, 2004 and the remaining 3,500,000 shares were settled on January 3, 2005.

On September 14, 2005, we sold 3,833,333 shares of our common stock, at a price of $25.80 per share, resulting in net proceeds of approximately $97.8 million. A total of 2,875,000 shares were sold through a public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under one of our repurchase facilities and general corporate purposes.

On May 16, 2006, we sold 3,000,000 shares of our common stock, at a price of $26.75 per share, resulting in net proceeds of approximately $80.0 million. A total of 2,250,000 shares were sold through a public offering and an additional 750,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock. After this offering, SL Green Operating Partnership, L.P. owned 6,418,333 shares of our common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under our repurchase facilities and general corporate purposes.

In August 2005, our $350 million shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC. This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants. We currently have $170.9 million available under the shelf.

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

As of December 31, 2006, 25,878,391 shares of our common stock and no shares of our preferred stock were issued and outstanding.

Outperformance Plan

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares. If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established. In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period. Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved. Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established. The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green.  We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R). Compensation expense of $1,174 was recorded for the years ended December 31, 2006 and 2005 related to the 2005 Outperformance Plan.

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

As of December 31, 2006, there were approximately 15,301 phantom stock units outstanding, of which 11,301 units are vested.

Market Capitalization

At December 31, 2006, our CDOs and borrowings under our repurchase facilities, unsecured revolving credit facility and mortgage loans (excluding our share of joint venture debt of $342.8 million) represented 72% of our consolidated market capitalization of $2.9 billion (based on a common stock price of $30.89 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2006). Market capitalization includes our consolidated debt and common stock.

Indebtedness

The table below summarizes borrowings under our Wachovia and Goldman repurchase facilities, KeyBank unsecured revolving credit facility and any proportionately consolidated mortgage debt or term loans at December 31, 2006 and 2005, respectively (amounts in thousands).

Debt Summary:	December 31, 2006	December 31, 2005
Balance:
Fixed rate	$94,525 (1)	$41,000
Variable rate	292,412	117,366
Total	$386,937	$158,366
Effective interest rate for the period:
Fixed rate	5.75%	4.90%
Variable rate	LIBOR+1.72%	LIBOR+1.59%

(1)          We have a 49.75% interest in the mortgage note.

Repurchase Facilities

We have two repurchase facilities with an aggregate of $900,000 of total debt capacity. In August 2004, we closed on a $250,000 repurchase facility with Wachovia. This facility was then increased to $350,000 on January 3, 2005 and subsequently increased to $500,000 on April 22, 2005. On March 21, 2006 we further modified the facility by reducing the interest spreads. As a result of the modifications, the $500,000 facility bears interest at spreads of 1.00% to 2.50% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 100% based upon the collateral provided under a borrowing base calculation. On October 13, 2006, we extended the facility’s maturity date until October 2009. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $151,403 at a weighted average spread to LIBOR of 1.86% as of December 31, 2006, and no accrued interest and borrowings of $67,717 at a weighted average spread to LIBOR of 1.50%, under this facility at December 31, 2005.

On January 3, 2005, we closed an additional repurchase facility with Goldman. On October 13, 2006, we increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009. On March 21, 2006, we modified this facility by reducing the interest spreads. As a result of the modifications, the facility bears interest at spreads of 1.00% to 2.25% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 40% to 85% based upon the collateral provided under a borrowing base calculation. As with the Wachovia repurchase facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had accrued interest of $261 and borrowings of $126,009 at a weighted average spread to LIBOR of 1.51% as of December 31, 2006, and accrued interest of $163 and borrowings of $49,649 at a weighted average spread to LIBOR of 1.71% under this facility at December 31, 2005.

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

Restrictive Covenants

The terms of our repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets under the Wachovia facility or a debt to equity ratio less than or equal to 5:1 under the Goldman facility, (b) require us to maintain minimum liquidity of at least $10,000 for the first two years and $15,000 thereafter under the Goldman facility, and at least $15,000 under the Wachovia facility, (c) require our fixed charge coverage ratio to be at no time less than 1.50 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.75 to 1.00 under the Wachovia facility, (e) require us to maintain minimum tangible net worth of not less than (i) $129,750, plus (ii) 75% of the net proceeds of our subsequent equity issuances following our initial public offering under the Goldman facility and not less than (i) $400,000, plus (ii) 75% of the proceeds of our subsequent equity issuances following the date of the October 2006 amendment under the Wachovia facility and (f) restrict the maximum amount of our total indebtedness. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined therein) under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as our Manager. As of December 31, 2006 and 2005, we were in compliance with all such covenants.

Unsecured Revolving Credit Facility

In May 2006 we closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option. The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. The facility bears interest at 1.90% over one-month LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over one-month LIBOR to the extent out leverage ratio is equal to or greater than 80%. We had accrued interest of $75 and borrowings of $15,000 at a spread to LIBOR of 2.10% against this facility as of December 31, 2006.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.50, (c) require our minimum interest coverage ratio to be at no time less than 1.70, (d) require us to maintain minimum tangible net worth of not less than $370,000 plus 75% of the net proceeds from equity offerings completed after the closing of the facility and (e) restrict the maximum amount of our total indebtedness. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our Manager. As of December 31, 2006, we were in compliance with all such covenants.

In conjunction with the closing of the unsecured revolving credit facility with KeyBank, our $25,000 revolving credit facility with Wachovia was terminated.

Mortgage Loan

We have one proportionately consolidated interest-only mortgage loan related to 55 Corporate Drive in an amount equal to our ownership percentage in the entity multiplied by the outstanding principal balance of the mortgage loan, which loan financed the acquisition of 55 Corporate Drive in June 2006. The mortgage has an outstanding principal balance of $190,000, of which we have consolidated 49.75% or $94,525, with an effective interest rate of 5.75% and a term of ten years. Interest on this mortgage was capitalized for a portion of the year ended December 31, 2006 as the property was redeveloped. Capitalized interest was $1,841 for the year ended December 31, 2006.

Collateralized Debt Obligations

During 2005, we issued approximately $1,000,000 of CDOs through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. The CDO consists of $810,500 of investment grade notes, $84,500 of non-investment grade notes, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $105,000 of preferred shares, which were issued by the 2005 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. We incurred approximately $11,957 of costs related to Gramercy Real Estate CDO 2005-1, which are amortized on a level- yield basis over the average life of the CDO.

On August 24, 2006, we issued an additional approximately $1,000,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO consists of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. We incurred approximately $11,273 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level yield basis over the average life of the CDO.

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

Junior Subordinated Debentures

On January 27, 2006, we completed a third issuance of $50,000 in unsecured trust preferred securities through a separate newly formed Delaware Statutory Trust, or DST, Gramercy Capital Trust III, or GCTIII, that is a wholly-owned subsidiary of our Operating Partnership. The securities bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter, the interest rate will float based on the three-month LIBOR plus 270 basis points.

In May and August 2005, we completed issuances of $50,000 each in unsecured trust preferred securities through two DSTs, Gramercy Capital Trust I, or GCTI, and Gramercy Capital Trust II, or GCTII, that are also wholly-owned subsidiaries of our Operating Partnership. The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

All issuances of trust preferred securities require quarterly interest distributions; however, payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if our Operating Partnership exercises its right to defer such payments. The trust preferred securities are redeemable, at the option of our Operating Partnership, in whole or in part, with no prepayment premium any time after June 30, 2010, October 30, 2010 or January 30, 2011 for the securities issued by GCTI, GCTII and GCTIII, respectively.

GCTI, GCTII and GCTIII each issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of those entities to our Operating Partnership for a total purchase price of $4,650. GCTI, GCTII and GCTIII used the proceeds from the sale of the trust preferred securities and the common securities to purchase our Operating Partnership’s junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations. We realized net proceeds from each offering of approximately $48,956.

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

Contractual Obligations

Combined aggregate principal maturities of our CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note related to our TIC interest in 55 Corporate Drive, unsecured revolving credit facility and our obligations under our management agreement, outsourcing agreement,

CDO collateral management agreement and operating lease as of December 31, 2006 are as follows (amounts in thousands):

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable(1)	Revolving Credit Facility	Outsourcing and Management Agreements(2)	CDO Collateral Management Agreements	Operating Lease	Total
2007	$—	$—	$—	$—	$—	$12,082	$4,286	$256	$16,624
2008	—	—	—	—	—	12,123	4,286	261	16,670
2009	—	277,412	—	—	15,000	12,164	4,286	265	309,127
2010	—	—	—	—	—	—	3,351	283	3,634
2011	—	—	—	—	—	—	1,469	297	1,766
Thereafter	1,714,250	—	150,000	94,525	—	—	—	1,054	1,959,829
Total	$1,714,250	$277,412	$150,000	$94,525	$15,000	$36,369	$17,678	$2,416	$2,307,650

(1)             We have a 49.75% interest in the mortgage.

(2)             Management fee is calculated as 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) on December 31, 2006, inclusive of the trust preferred securities issued on May 20, 2005, August 9, 2005 and January 27, 2006.

Off-Balance-Sheet Arrangements

We have several off-balance-sheet investments, including joint ventures and structured finance investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance-sheet arrangements are discussed in Note 6, “Investments in Unconsolidated Joint Ventures” in the accompanying financial statements.

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

Inflation

A majority of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Further, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily on our net income as calculated for tax purposes, in each case, our activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

Related Party Transactions (Amounts in thousands)

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006. The amended and restated management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities. We incurred expense to our Manager under this agreement of an aggregate of $10,147, $6,337 and $1,349 for the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004, respectively.

To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. We incurred $7,609 and $2,276 with respect to such Class B limited partner interests for the years ended December 31, 2006 and 2005, respectively.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee is reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsourcing agreement currently provides for an annual fee payable by us, which fee is currently $1,326 per year, increasing 3% annually over the prior year on the anniversary date of the outsourcing agreement in August of each year. For the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004, we realized expense of $1,304, $1,266 and $521, respectively, to our Manager under the outsourcing agreement. For the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004, we realized expense of $2,349, $1,037 and $95, respectively, to our Manager under the asset servicing agreement.

In connection with the closing of our first CDO in July 2005, the Issuer, Gramercy Real Estate CDO 2005-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities not held by us. At December 31, 2006, we owned all of the non-investment grade bonds, preferred equity and equity in both CDOs. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the years ended December 31, 2006 and 2005, we realized expense of $2,065 and $944, respectively, to our Manager under such collateral management agreement.

Collateral manager fees paid on our CDO that closed in August 2006 are governed by the amended and restated management agreement as a “transitional managed” CDO, as defined in the amended and restated management agreement, consisting primarily of debt investments secured by non-stabilized real estate. The amended and restated management agreement provides that in connection with formations of collateralized debt obligations or other securitization vehicles after the execution of the amended and restated management agreement, if a collateral manager is retained, our Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for “transitional managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for “non-transitional managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. The balance of the fees paid by the CDOs for collateral management services are paid to us. For the year ended December 31, 2006, we realized expense of $803 to our Manager under this agreement.

In connection with the 5,500,000 shares of our common stock that were sold on December 3, 2004 and settled on December 31, 2004 and January 3, 2005 in a private placement, we agreed to pay our Manager a fee of $1,000 as compensation for financial advisory, structuring and costs incurred on our behalf.  This fee was recorded as a reduction in the proceeds of the private placement. Apart from legal fees and stock clearing charges totaling $245, no other fees were paid by us to an investment bank, broker/dealer or other financial advisor in connection with the private placement, resulting in total costs of 1.3% of total gross proceeds.

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

On June 7, 2006, we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future. The remaining 50% of the property is owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P. The property is comprised of three buildings totaling approximately six hundred and seventy thousand square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten. For the years ended December 31, 2006 and 2005, we paid $252 and $90 under this lease, respectively.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us. Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman. The aggregate amount of fees paid by us for such services for the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004 was $7, $3 and less than $1, respectively.

SL Green Operating Partnership, L.P. is an equity holder in the joint venture that is the borrower on an investment with a book value of $29,026 as of December 31, 2005. This investment was repaid in August 2006.

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

On February 27, 2006, we closed on the purchase of a $90,000 whole loan, which bears interest at one-month LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder. The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey. The loan was repaid in full in June 2006 with the proceeds from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by us through a TIC structure.

On March 17, 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,049 as of December 31, 2006.

On August 1, 2006, we acquired from a financial institution a 50% pari-passu interest in a $65,000 preferred equity investment secured by an office property in New York, New York. An affiliate of SL Green simultaneously acquired and owns the other 50% pari-passu interest. The investment bears interest at a blended fixed rate of 10.52%.

On December 20, 2006, we acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan.

During the year ended December 31, 2006, we earned fees of $163 from SL Green representing SL Green’s proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

Funds from Operations

We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO for the calculation of the incentive fee payable to the holders of Class B limited partner interests in our Operating Partnership and as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from items which are not a recurring part of our business, such as debt restructurings, and sales of properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider gains and losses on the sales of debt investments and real estate investments including tenancy-in-common investments to be a normal part of our recurring operations and therefore include such gains and losses when arriving at FFO. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

Funds from Operations for the years ended December 31, 2006 and 2005, and the period from April 12, 2004 (formation) through December 31, 2004 is as follows (amounts in thousands):

			For the Period
			April 12, 2004
	For the Year	For the Year	(formation)
	ended	ended	through
	December 31,	December 31,	December 31,
	2006	2005	2004
Net income available to common stockholders	$55,902	$31,371	$2,052
Add:
Depreciation and amortization	6,143	3,448	327
FFO adjustment for unconsolidated joint ventures	7,753	4,804	—
Less:
Non real estate depreciation and amortization	(5,771)	(3,133)	(327)
Funds from operations	$64,027	$36,490	$2,052
Cash flows provided by operating activities	$154,707	$2,160	$1,145
Cash flows used in investing activities	$(1,149,526)	$(867,995)	$(407,056)
Cash flows provided by financing activities	$943,557	$897,317	$444,805

Recently Issued Accounting Pronouncements

SFAS No. 123(R) “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. The new standard is effective for interim or annual reporting periods beginning after January 1, 2006. The implementation of SFAS No. 123(R) did not have a material effect on our financial position or results of operations for the year ended December 31, 2006.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in Issue 04-5 are met, a company could be required to consolidate certain of its existing unconsolidated joint ventures. Our adoption of Issue 04-5 for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006 did not have a material effect on our financial position or results of operations for the year ended December 31, 2006.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, or SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, or SAB 108, which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We believe that the adoption of this standard will not have a material effect on our financial position or results of operations.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004 would have increased our interest cost by approximately $14.1 million, $5.8 million and $204,000, respectively, offset by an increase in our investment income of approximately $15.2 million, $7.9 million and $713,000, respectively.

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

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of December 31, 2006 and December 31, 2005 were as follows:

	Carrying Value(1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2006	2005	2006	2005	2006	2005	2006	2005
Whole loans, floating rate	$1,372,316	$561,388	63%	46%	—	—	327 bps	325 bps
Whole loans, fixed rate	42,376	94,448	2%	8%	11.69%	10.67%	—	—
Subordinate interests in whole loans, floating rate	236,308	362,983	11%	30%	—	—	445 bps	443 bps
Subordinate interests in whole loans, fixed rate	48,769	37,104	2%	3%	8.54%	8.80%	—	—
Mezzanine loans, floating rate	226,675	82,793	10%	7%	—	—	665 bps	858 bps
Mezzanine loans, fixed rate	216,216	43,352	10%	4%	9.92%	8.51%	—	—
Preferred equity, floating rate	—	11,795	—	1%	—	—	900 bps	900 bps
Preferred equity, fixed rate	44,224	11,882	2%	1%	10.68%	10.27%	—	—
Total / Weighted average	$2,186,884	$1,205,745	100%	100%	10.04%	9.78%	384 bps	417 bps

(1)           Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)           Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of December 31, 2006, our investment portfolio had the following maturity characteristics:

	Number of	Current
	Investments	Carrying Value
Year of Maturity	Maturing	(In thousands)	% of Total
2007	26	$608,009	28%
2008	23	990,814	45%
2009	16	337,856	15%
2010	2	6,638	—
2011	2	56,920	3%
Thereafter	7	186,647	9%
Total	76	$2,186,884	100%
Weighted average maturity(1)		2.1 years

(1)          The calculation of weighted average maturity is based upon the initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

Combined aggregate principal maturities of our consolidated CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive, and unsecured revolving credit facility as of December 31, 2006 are as follows:

Unsecured
			Trust	Mortgage	Revolving
		Repurchase	Preferred	Note	Credit
	CDOs	Facilities	Securities	Payable	Facility	Total
2007	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—
2009	—	277,412	—	—	15,000	292,412
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
Thereafter	1,714,250	—	150,000	94,525 (1)	—	1,958,775
Total	$1,714,250	$277,412	$150,000	$94,525	$15,000	$2,251,187

(1)          We have a 49.75% interest in the mortgage note.

The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2006. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$168,300	4.973%	1/2007	1/2017	$836
Interest Rate Swap	1 month LIBOR	64,076	4.990%	1/2007	1/2017	248
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	162
Interest Rate Swap	3 month LIBOR	39,683	4.420%	7/2005	2/2014	1,293
Interest Rate Swap	1 month LIBOR	36,500	4.837%	12/2006	11/2009	120
Interest Rate Swap	1 month LIBOR	31,686	3.855%	7/2005	11/2009	943
Interest Rate Swap	3 month LIBOR	24,940	5.445%	8/2006	7/2016	(728)
Interest Rate Cap	3 month LIBOR	23,713	5.700%	11/2005	12/2007	2
Interest Rate Cap	1 month LIBOR	20,000	6.000%	4/2006	4/2007	—
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(93)
Basis Swap	1 month PRIME	9,363	722 bps	8/2006	12/2007	(29)
Interest Rate Swap	1 month LIBOR	6,339	4.760%	1/2006	3/2015	97
Interest Rate Swap	1 month LIBOR	3,960	4.959%	12/2005	12/2015	16
Interest Rate Swap	1 month LIBOR	3,465	4.280%	7/2005	12/2009	64
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(21)
Total		$490,208				$2,910

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

GRAMERCY CAPITAL CORP.

Report of Independent Registered Public Accounting Firm	75
Consolidated Balance Sheets as of December 31, 2006 and 2005	77
Consolidated Statements of Income for the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004	78
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004	79
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004	80
Notes to Consolidated Financial Statements	82
Schedules
Schedule IV Mortgage Loans on Real Estate as of December 31, 2006	115

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Capital Corp.

We have audited the accompanying consolidated balance sheets of Gramercy Capital Corp. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and for the period from April 12, 2004 (formation) through December 31, 2004. Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2). These financial statements and schedule are the responsibility of Gramercy Capital Corp.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gramercy Capital Corp. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from April 12, 2004 (formation) through December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Gramercy Capital Corp. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gramercy Capital Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Capital Corp.

We have audited management’s assessment, included in the accompanying Item 9A. Controls and Procedures - “Management’s Report on Internal Control over Financial Reporting,” that Gramercy Capital Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gramercy Capital Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Gramercy Capital Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gramercy Capital Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gramercy Capital Corp. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and for the period from April 12, 2004 (formation) through December 31, 2004 of Gramercy Capital Corp. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2007

Gramercy Capital Corp.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$19,314	$70,576
Restricted cash	354,283	53,833
Loans and other lending investments, net	2,144,151	1,163,745
Investment in unconsolidated joint ventures	57,567	58,040
Loans held for sale, net	42,733	42,000
Commercial real estate, net	99,821	51,173
Accrued interest	12,092	7,187
Deferred financing costs	27,456	17,488
Deferred costs	1,271	1,894
Derivative instruments, at fair value	2,910	2,271
Other assets	4,515	1,603
Total assets	$2,766,113	$1,469,810
Liabilities and Stockholders’ Equity:
Repurchase agreements	$277,412	$117,366
Credit facilities	15,000
Collateralized debt obligations	1,714,250	810,500
Mortgage note payable	94,525	41,000
Management fees payable	2,093	1,329
Incentive fee payable	1,195	1,237
Dividends payable	14,419	10,726
Accounts payable and accrued expenses	24,750	11,561
Other liabilities	11,809	3,687
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	100,000
Total liabilities	2,305,453	1,097,406
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 25,878,391 and 22,802,642 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	26	22
Additional paid-in-capital	453,766	369,529
Accumulated other comprehensive income	2,890	2,851
Retained earnings	3,978	2
Total stockholders’ equity	460,660	372,404
Total liabilities and stockholders’ equity	$2,766,113	$1,469,810

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statements of Income
(Amounts in thousands, except per share data)

	Year Ended December 31,		Period from April 12, 2004 (formation) through December 31,
	2006	2005	2004
Revenues
Investment income	$176,421	$73,302	$6,841
Rental revenue, net	2,402	1,219	—
Gain on sales and other income	19,392	13,564	310
Total revenues	198,215	88,085	7,151
Expenses
Interest expense	98,299	33,771	1,463
Management fees	16,668	9,600	1,965
Incentive fee	7,609	2,276	—
Depreciation and amortization	1,582	672	38
Marketing, general and administrative	11,957	6,976	1,358
Provision for loan loss	1,430	1,030	—
Total expenses	137,545	54,325	4,824
Income from continuing operations before equity in net loss of unconsolidated joint ventures and provision for taxes	60,670	33,760	2,327
Equity in net loss of unconsolidated joint ventures	(2,960)	(1,489)	—
Income from continuing operations before provision for taxes	57,710	32,271	2,327
Provision for taxes	(1,808)	(900)	—
GKK formation costs	—	—	(275)
Net income available to common stockholders	$55,902	$31,371	$2,052
Basic earnings per share:
Net income available to common stockholders	$2.26	$1.57	$0.15
Diluted earnings per share:
Net income available to common stockholders	$2.15	$1.51	$0.15
Dividends per common share	$2.08	$1.495	$0.15
Basic weighted average common shares outstanding	24,722	20,027	13,348
Diluted weighted average common shares and common share equivalents outstanding	26,009	20,781	13,411

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid	Comprehensive	Retained		Comprehensive
	Shares	Par Value	In-Capital	Income	Earnings	Total	Income
Balance at April 12, 2004 (formation)	500	$1	$199	$—	$—	$200	$—
Net income					2,052	2,052	2,052
Net unrealized gain on derivative instruments				282		282	282
Net proceeds from common stock offerings	18,000	18	267,955			267,973
Stock-based compensation—fair value			404			404
Deferred compensation plan, net	313	—				—
Cash distributions declared ($0.15 per common share of which none represented a return of capital for federal income tax purposes)					(1,952)	(1,952)
Balance at December 31, 2004	18,813	19	268,558	282	100	268,959	$2,334
Net income					31,371	31,371	$31,371
Net unrealized gain on derivative instruments				2,569		2,569	2,569
Net proceeds from common stock offerings	3,833	3	96,028			96,031
Stock-based compensation—fair value			1,798			1,798
Proceeds from stock option exercises	131	—	1,970			1,970
Deferred compensation plan, net	26	—	1,175			1,175
Cash distributions declared ($1.495 per common share of which none represented a return of capital for federal income tax purposes)					(31,469)	(31,469)
Balance at December 31, 2005	22,803	22	369,529	2,851	2	372,404	$33,940
Net income					55,902	55,902	$55,902
Net unrealized gain on derivative instruments				39		39	39
Proceeds from common stock offerings	3,000	3	79,787			79,790
Stock-based compensation—fair value			2,259			2,259
Proceeds from stock option exercises	63	1	1,017			1,018
Deferred compensation plan, net	12	—	1,174			1,174
Cash distributions declared ($2.08 per common share of which none represented a return of capital for federal income tax purposes)					(51,926)	(51,926)
Balance at December 31, 2006	25,878	$26	$453,766	$2,890	$3,978	$460,660	$55,941

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,		Period from April 12, 2004 (formation) through December 31,
	2006	2005	2004
Operating Activities
Net income available to common stockholders	$55,902	$31,371	$2,052
Adjustments to reconcile net income available to common stockholders to net cash provided by operating activities:
Depreciation and amortization	6,042	3,448	38
Amortization of discount, premium and other fees on investments	(12,956)	(1,810)	253
Deferred rents receivable	(1,488)	—	—
Equity in net loss of unconsolidated joint ventures	2,960	1,489	—
Gain on sale of securities	(6,362)	—	—
Amortization of stock compensation	3,433	2,569	—
Provision for loan loss	1,430	1,030	—
Net realized gain on loan held for sale	(4,713)	—	—
Changes in operating assets and liabilities:
New investments in loans held for sale	(104,931)	(182,431)	—
Proceeds from sale of loans held for sale	175,050	140,431	—
Accrued interest	(4,905)	(4,266)	(2,921)
Other assets	12,034	(1,364)	(628)
Management fees payable	764	913	416
Incentive fee payable	(42)	1,237	—
Settlement of derivative instruments	534	—	—
Accounts payable, accrued expenses and other liabilities	31,955	9,543	1,935
Net cash provided by operating activities	154,707	2,160	1,145
Investing Activities
New investment originations and funded commitments	(1,847,976)	(1,030,149)	(407,603)
Principal collections on investments	810,947	273,897	736
Investment in commercial real estate and securities	(113,644)	(50,616)	—
Net proceeds from the sale of securities	14,812	—	—
Investment in joint venture	75	(59,529)	—
Change in restricted cash from investing activities	(11,900)	—	—
Settlement of derivative instruments	—	106	—
Deferred investment costs	(1,840)	(1,704)	(189)
Net cash used in investing activities	(1,149,526)	(867,995)	(407,056)
Financing Activities
Proceeds from repurchase facilities	1,381,582	815,151	238,885
Repayments of repurchase facilities	(1,206,537)	(936,670)	—
Proceeds from issuance of collateralized debt obligation	903,750	810,500	—
Proceeds from mortgage note payable	94,525	41,000	—
Change in restricted cash from financing activities	(304,567)	(50,935)	—

The accompanying notes are an integral part of these financial statements.

Settlement of derivative instruments	730	375	—
Proceeds from stock options exercised	1,018	1,970	—
Net proceeds from sale of common stock	79,790	156,848	268,409
Stock subscription receivable	—	—	(60,445)
Issuance of trust preferred securities	50,000	100,000	—
Deferred financing costs and other liabilities	(8,494)	(18,227)	(2,044)
Dividends paid	(48,240)	(22,695)	—
Net cash provided by financing activities	943,557	897,317	444,805
Net decrease in cash and cash equivalents	(51,262)	31,482	38,894
Cash and cash equivalents at beginning of period	70,576	39,094	200
Cash and cash equivalents at end of period	$19,314	$70,576	$39,094
Non-cash activity
Change in investment in unconsolidated joint ventures	1,814	—	—
Deferred gains on derivative instruments	237	2,569	282
Supplemental cash flow disclosures
Interest paid	80,956	22,440	558
Income taxes paid	1,888	828	—

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

1.   Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken.

Substantially all of our operations are conducted through GKK Capital LP, a Delaware limited partnership, or our Operating Partnership. We, as the sole general partner of, and currently the holder of 100% of the common units of, our Operating Partnership, have responsibility and discretion in the management and control of our Operating Partnership, and the limited partners of our Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, our Operating Partnership. Accordingly, we consolidate the accounts of our Operating Partnership.

We are externally managed and advised by GKK Manager LLC, or our Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green. At December 31, 2006, SL Green owned approximately 25% of the outstanding shares of our common stock. We qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with our taxable year ending December 31, 2004 and expect to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income. Unless the context requires otherwise, all references to “we,” “our,” and “us” means Gramercy Capital Corp.

As of December 31, 2006, we held loans and other lending investments of $2,186,884 net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 384 basis points for our floating rate investments, and an average yield of 10.04% for our fixed rate investments. As of December 31, 2006, we also held interests in four credit tenant lease, or CTL, investments comprised of a 49.75% tenancy-in-common, or TIC, interest in 55 Corporate Drive in Bridgewater, New Jersey, and three joint venture investments.

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

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2006 consists primarily of $322,167 on deposit with the trustee of our collateralized debt obligations, or CDOs, a portion of which represents proceeds from our second CDO issuance that will be used to fund future investments that will be acquired by the CDO trust. Also included are the proceeds of repayments from loans serving as collateral in our CDOs, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for our CDOs, which are remitted to us on a quarterly basis in the month following the end of our fiscal quarter, and future funding obligations on certain investments. The remaining balance consists of interest reserves held on behalf of borrowers and $18,201 representing our proportionate share of the reserves of 55 Corporate Drive.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. We maintained a reserve of $2,460 and $1,030 at December 31, 2006 and December 31, 2005, respectively.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

Mortgage-backed securities, or MBS, are classified as available-for-sale securities. As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of December 31, 2006 that were accounted for as trading securities.

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

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

Consolidated depreciation expense for the years ended December 31, 2006 and 2005 were $614 and $324, respectively. We did not have any consolidated CTL investments during the period from April 12, 2004 (formation) through December 31, 2004.

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

In accordance with FASB No. 141, or SFAS 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46. In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to us. As of December 31, 2006 and 2005, we had investments of $57,567 and $58,040 in unconsolidated joint ventures, respectively.

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

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

In some instances we may sell all or a portion of our investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the years ended December 31, 2006 and 2005, we recognized $5,349 and $10,474 in net gains from the sale of debt investments or commitments. We did not recognize any such gains for the period from April 12, 2004 (formation) through December 31, 2004.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for loan losses. We maintained a reserve for possible loan losses of $2,460 against investments with a carrying value of $131,427 as of December 31, 2006, and a reserve for possible loan losses of $1,030 against investments with a carrying value of $68,293 as of December 31, 2005.

Deferred Costs

Deferred costs consist of fees and direct costs incurred to originate new investments and are amortized using the effective yield method over the related term of the investment.

In March 2006, we recorded a nonrecurring charge of $525 for third-party professional expenses in connection with a possible business combination involving the acquisition of a publicly-traded commercial real estate finance company with business lines considered by our management to be highly complementary to ours. The decision to expense these costs was made once management concluded the proposed transaction was unlikely to occur on terms advantageous to us.

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

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

	2006	2005
Dividend yield	8.0%	8.4%
Expected life of option	6.7 years	6.9 years
Risk-free interest rate	4.14%	4.16%
Expected stock price volatility	21.0%	19.1%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders. We incurred approximately $7,609 and $2,276 with respect to such Class B limited partner interests for the years ended December 31, 2006 and 2005, respectively. We did not recognize such an expense for the period from April 12, 2004 (formation) through December 31, 2004.

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
December 31, 2006

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
December 31, 2006

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. Gramercy places its cash investments in excess of insured amounts with high quality financial institutions. Our Manager performs ongoing analysis of credit risk concentrations in our debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics. Four investments accounted for more than 21% of the total carrying value of our debt investments as of December 31, 2006 and 20% of the total carrying value of our debt investments as of December 31, 2005. Six investments accounted for approximately 22% of the revenue earned on our debt investments for the year ended December 31, 2006, compared to three investments which accounted for approximately 25% of

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2006

the revenue earned on our debt investments for the year ended December 31, 2005 and two investments which accounted for approximately 58% of the revenue earned on our debt investments for the period from April 12, 2004 (formation) through December 31, 2004.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standard No. 123(R), or SFAS No. 123(R) “Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation,” requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. The new standard is effective for interim or annual reporting periods beginning after January 1, 2006. The implementation of SFAS No. 123(R) did not have a material effect on our financial position or results of operations for the year ended December 31, 2006.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in Issue 04-5 are met, a company could be required to consolidate certain of its existing unconsolidated joint ventures. Our adoption of Issue 04-5 for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006 did not have a material effect on our financial position or results of operations for the year ended December 31, 2006.

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, or SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an imbedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial position or results of operations.

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2006

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, or SAB 108, which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We believe that the adoption of this standard will not have a material effect on our financial position or results of operations.

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2006

3.   Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of December 31, 2006 and December 31, 2005 were as follows:

	Carrying Value(1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2006	2005	2006	2005	2006	2005	2006	2005
Whole loans, floating rate	$1,372,316	$561,388	63%	46%	—	—	327 bps	325 bps
Whole loans, fixed rate	42,376	94,448	2%	8%	11.69%	10.67%	—	—
Subordinate interests in whole loans, floating rate	236,308	362,983	11%	30%	—	—	445 bps	443 bps
Subordinate interests in whole loans, fixed rate	48,769	37,104	2%	3%	8.54%	8.80%	—	—
Mezzanine loans, floating rate	226,675	82,793	10%	7%	—	—	665 bps	858 bps
Mezzanine loans, fixed rate	216,216	43,352	10%	4%	9.92%	8.51%	—	—
Preferred equity, floating rate	—	11,795	—	1%	—	—	900 bps	900 bps
Preferred equity, fixed rate	44,224	11,882	2%	1%	10.68%	10.27%	—	—
Total / Weighted average	$2,186,884	$1,205,745	100%	100%	10.04%	9.78%	384 bps	417 bps

(1)          Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)          Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

The carrying value of our loans and other lending investments is net of unamortized fees and discounts of $35,500 and $13,336 at December 31, 2006 and 2005, respectively, and unfunded commitments of $289,153 and $107,281 at December 31, 2006 and 2005, respectively.

As of December 31, 2006, our investment portfolio had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2007	26	$608,009	28%
2008	23	990,814	45%
2009	16	337,856	15%
2010	2	6,638	—
2011	2	56,920	3%
Thereafter	7	186,647	9%
Total	76	$2,186,884	100%
Weighted average maturity(1)		2.1 years

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2006

(1)          The calculation of weighted average maturity is based upon the initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004 the Company’s investment income from debt investments was generated by the following investment types:

	For the Year Ended December 31, 2006		For the Year Ended December 31, 2005		For the Period From April 12, 2004 (formation) through December 31, 2004
Investment Type	Investment Income	% of Total	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$107,074	60%	$30,331	41%	$782	11%
Subordinate interests in whole loans	42,506	24%	29,630	41%	5,499	80%
Mezzanine loans	22,353	13%	10,356	14%	—	—
Preferred equity	4,488	3%	1,574	2%	—	—
CMBS	—	—	1,411	2%	560	9%
Total	$176,421	100%	$73,302	100%	$6,841	100%

At December 31, 2006 and December 31, 2005, our debt investment portfolio had the following geographic diversification:

	2006		2005
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$1,169,790	53%	$464,054	39%
West	579,568	27%	378,040	31%
South	310,909	14%	258,511	21%
Midwest	41,894	2%	74,949	6%
Various	84,723	4%	30,191	3%
Total	$2,186,884	100%	$1,205,745	100%

For the year ended December 31, 2006, we recognized $5,349 in gains from the sale or syndication of debt investments totaling $173,391, of which $313 represents the recognition of unamortized discounts or fees at the time of sale. For the year ended December 31, 2005, we recognized $10,474 in gains from the sale or syndication of debt investments totaling $182,035, of which $1,849 represented the recognition of unamortized discounts or fees at the time of sale.

We maintained a reserve for possible loan losses of $2,460 against investments with a carrying value of $131,427 as of December 31, 2006, and a reserve for possible loan losses of $1,030 against investments with a carrying value of $68,293 as of December 31, 2005, respectively. During the year ended December 31, 2006, we recorded additional reserves for loan losses of $1,930 through our results of operations, offset by a reversal of $500, which had been reserved against an investment that repaid in full. For the period during

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2006

which a reserve was carried, these investments generated interest income of $9,377 and $2,413 in 2006 and 2005, respectively, and income recognition remained current. We did not maintain a reserve during 2004.

In connection with a preferred equity investment, which was repaid in October 2006, we have guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which we have invested in the event of a borrower default under such loan. The loan matures in 2032. This guarantee is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, we received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on our balance sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. Our maximum exposure under this guarantee is approximately $1,441 as of December 31, 2006. Under the terms of the guarantee, the investment sponsor is required to reimburse us for the entire amount paid under the guarantee until the guarantee expires.

4.   Property Acquisitions

55 Corporate Drive

On June 7, 2006 we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey, with a 0.25% interest to be acquired in the future. The property is comprised of three buildings totaling 670,000 square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed rate first mortgage loan. The remaining 50% of the property is owned as a TIC interest by an affiliate of SL Green.  Upon closing the acquisition of the property, the $90,000 whole loan previously held by us was repaid in full using proceeds from the new mortgage financing. Following its acquisition, all income and expenses at this property were capitalized and were not recognized in our results from operations as the property was being redeveloped. The property is accounted for as an operating property beginning in the three months ended December 31, 2006.

The following is a schedule of our proportionate share of future minimum rent payments to be received under the lease at 55 Corporate Drive:

Rent Payments
2007	$2,428
2008	6,140
2009	7,996
2010	7,996
2011	8,107
Thereafter	100,925
$133,592

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2006

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

On March 31, 2006, following the conversion of the entity that owns 200 Franklin Square Drive into a Delaware statutory trust, or DST, we sold approximately 29.3% of our security interests in the DST to a third party. Subsequently, we sold an additional 45.7% of our security interests in the DST to the same party, reducing our final ownership interest to 25.0%. We received total cash consideration of $12,800 for these interests and the buyer assumed 75% of the DST’s underlying mortgage debt. The disposition resulted in a net gain of $4,530, after transaction costs. As a result of the disposition, this investment is now classified as an investment in joint venture and accounted for using the equity method. As of December 31, 2006, the investment has a carrying value of $2,519. We recorded our pro rata share of net income of the joint venture of $109 for the year ended December 31, 2006.

6.   Investments in Unconsolidated Joint Ventures

South Building at One Madison Avenue, New York, New York

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building. The joint venture is owned 45% by a wholly-owned subsidiary and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests are pari passu. Also on April 29, 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The first mortgage is non-recourse to us. The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term. As of December 31, 2006 the investment has a carrying value of $55,168. We recorded our pro rata share of net losses of the joint venture of $1,728 and $1,358 for the years ended December 31, 2006 and 2005, respectively.

101 S. Marengo Avenue, Pasadena, California

On November 29, 2005, we closed on the purchase of a 50% interest in an office building in Pasadena, CA. We also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which is net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, 10-year fixed-rate first mortgage loan. For the years ended December 31, 2006 and 2005, we recorded our pro rata share of net losses of the joint ventures of $1,341 and $131, respectively.

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2006

7.   Junior Subordinated Debentures

On January 27, 2006, we completed a third issuance of $50,000 in unsecured trust preferred securities through a separate newly formed DST, Gramercy Capital Trust III, or GCTIII, that is a wholly-owned subsidiary of our Operating Partnership. The securities bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter, the interest rate will float based on the three-month LIBOR plus 270 basis points.

In May and August 2005, we completed issuances of $50,000 each in unsecured trust preferred securities through two DSTs, Gramercy Capital Trust I, or GCTI, and Gramercy Capital Trust II, or GCTII, that are also wholly-owned subsidiaries of our Operating Partnership. The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

All issuances of trust preferred securities require quarterly interest distributions; however, payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if our Operating Partnership exercises its right to defer such payments. The trust preferred securities are redeemable, at the option of our Operating Partnership, in whole or in part, with no prepayment premium any time after June 30, 2010, October 30, 2010 or January 30, 2011 for the securities issued by GCTI, GCTII and GCTIII, respectively.

GCTI, GCTII and GCTIII each issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of those entities to our Operating Partnership for a total purchase price of $4,650. GCTI, GCTII and GCTIII used the proceeds from the sale of the trust preferred securities and the common securities to purchase our Operating Partnership’s junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations. We realized net proceeds from each offering of approximately $48,956.

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

8. Collateralized Debt Obligations

During 2005, we issued approximately $1,000,000 of CDOs through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. The CDO consists of $810,500 of investment grade notes, $84,500 of non-investment grade notes, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $105,000 of preferred shares, which were issued by the 2005 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. We incurred approximately $11,957 of costs related to Gramercy Real Estate CDO 2005-1, which are amortized on a level- yield basis over the average life of the CDO.

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

On August 24, 2006, we issued an additional approximately $1,000,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO consists of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. We incurred approximately $11,273 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level yield basis over the average life of the CDO.

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

The repurchase facility with Wachovia is a $500,000 facility. This facility was initially established as a $250,000 facility, was increased to $350,000 from $250,000 effective January 3, 2005, and was subsequently increased to $500,000 effective April 22, 2005. On March 21, 2006, we further modified the facility by reducing the interest spreads. As a result of the modifications, the $500,000 facility bears interest at spreads of 1.00% to 2.50% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 100% based upon the collateral provided under a borrowing base calculation. On October 13, 2006, we extended the facility’s maturity date until October 2009. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $151,403 at a weighted average spread to LIBOR of 1.86% as of December 31, 2006, and no accrued interest and borrowings of $67,717 at a weighted average spread to LIBOR of 1.50%, as of December 31, 2005.

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

Borrowings under the Wachovia facility at December 31, 2006 and December 31, 2005 were secured by the following investments:

	Carrying Value(1)
Investment Type	2006	2005
Whole loans	$117,328	$33,223
Subordinate interests in whole loans	—	74,689
Mezzanine loans	139,680	—
Preferred equity	14,955	—
CDO securities(2)	—	49,500
Total	$271,963	$157,412

(1)         Approximates fair value.

(2)         Represents the BB rated securities in our CDO that were retained by us.

We also have a repurchase facility with Goldman. On October 13, 2006 we increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009. On March 21, 2006, we modified the pricing on this facility by reducing the interest spreads. As a result of the modifications, the facility bears interest at spreads of 1.00% to 2.25% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 40% to 85% based upon the collateral provided under a borrowing base calculation. As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had accrued interest of $261 and borrowings of $126,009 at a weighted average spread to LIBOR of 1.51% as of December 31, 2006, and accrued interest of $163 and borrowings of $49,649 at a weighted average spread to LIBOR of 1.71% under this facility at December 31, 2005.

Borrowings under the Goldman facility at December 31, 2006 and December 31, 2005 were secured by the following investments:

	Carrying Value(1)
Investment Type	2006	2005
Whole loans	$97,795	$59,457
Mezzanine loans	71,798	—
Total	$169,593	$157,412

(1)         Approximates fair value.

The terms of our repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets under the Wachovia facility or a debt to equity ratio less than or equal to 5:1 under the Goldman facility, (b) require us to maintain minimum liquidity of at least $10,000 for the first two years and $15,000 thereafter under the Goldman facility, and at least $15,000 under the Wachovia facility, (c) require our fixed charge coverage ratio to be

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

at no time less than 1.50 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.75 to 1.00 under the Wachovia facility, (e) require us to maintain minimum tangible net worth of not less than (i) $129,750, plus (ii) 75% of the net proceeds of our subsequent equity issuances following our initial public offering under the Goldman facility and not less than (i) $400,000, plus (ii) 75% of the proceeds of our subsequent equity issuances following the date of the October 2006 amendment under the Wachovia facility and (f) restrict the maximum amount of our total indebtedness. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined therein) under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as our Manager. As of December 31, 2006 and 2005, we were in compliance with all such covenants.

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

Unsecured Revolving Credit Facility

In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option. The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. The facility bears interest at 1.90% over one-month LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over one-month LIBOR to the extent out leverage ratio is equal to or greater than 80%. We had

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

accrued interest of $75 and borrowings of $15,000 at a spread to LIBOR of 2.10% against this facility as of December 31, 2006.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.50, (c) require our minimum interest coverage ratio to be at no time less than 1.70, (d) require us to maintain minimum tangible net worth of not less than $370,000 plus 75% of the net proceeds from equity offerings completed after the closing of the facility and (e) restrict the maximum amount of our total indebtedness. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our Manager. As of December 31, 2006, we were in compliance with all such covenants.

In conjunction with the closing of the unsecured revolving credit facility with KeyBank, our $25,000 revolving credit facility with Wachovia was terminated.

Mortgage Loan

We have one proportionately consolidated interest-only mortgage loan related to 55 Corporate Drive in an amount equal to our ownership percentage in the entity multiplied by the outstanding principal balance of the mortgage loan, which loan financed the acquisition of 55 Corporate Drive in June 2006. The mortgage has an outstanding principal balance of $190,000, of which we have consolidated 49.75% or $94,525, with an effective interest rate of 5.75% and a term of ten years. Interest on this mortgage was capitalized for a portion of the year ended December 31, 2006 as the property was redeveloped. Capitalized interest was $1,841 for the year ended December 31, 2006.

Combined aggregate principal maturities of our consolidated CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive, and unsecured revolving credit facility as of December 31, 2006 are as follows:

Unsecured
			Trust	Mortgage	Revolving
		Repurchase	Preferred	Note	Credit
	CDOs	Facilities	Securities	Payable	Facility	Total
2007	$—	$—	$—	$—	$—	$—
2008	—	—	—	—	—	—
2009	—	277,412	—	—	15,000	292,412
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
Thereafter	1,714,250	—	150,000	94,525 (1)	—	1,958,775
Total	$1,714,250	$277,412	$150,000	$94,525	$ 15,000	$2,251,187

(1)          We have a 49.75% interest in the mortgage note.

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

10. Operating Partnership Agreement / Manager

At December 31, 2006, we owned all of the Class A limited partnership interests in our Operating Partnership. At December 31, 2006, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are our executive officers, certain of which interests are subject to performance thresholds.

At December 31, 2006, the majority of the interests in our Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are our executive officers, certain of which interests are subject to performance thresholds.

11. Related Party Transactions

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006. The amended and restated management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities. We incurred expense to our Manager under this agreement of an aggregate of $10,147, $6,337 and $1,349 for the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004, respectively.

To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. We incurred $7,609 and $2,276 with respect to such Class B limited partner interests for the years ended December 31, 2006 and 2005.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee is reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsourcing agreement currently provides for an annual fee payable by us, which fee is currently $1,326 per year, increasing 3% annually over the prior year on the anniversary date of the outsourcing agreement in August of each year. For the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004, we realized expense of $1,304, $1,266 and $521, respectively, to

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

our Manager under the outsourcing agreement. For the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004, we realized expense of $2,349, $1,037 and $95, respectively, to our Manager under the asset servicing agreement.

In connection with the closing of our first CDO in July 2005, the Issuer, Gramercy Real Estate CDO 2005-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities not held by us. At December 31, 2006 we owned all of the non-investment grade bonds, preferred equity and equity in both CDOs. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the years ended December 31, 2006 and 2005, we realized expense of $2,065 and $944, respectively, to our Manager under such collateral management agreement.

Collateral manager fees paid on our CDO that closed in August 2006 are governed by the amended and restated management agreement as a “transitional managed” CDO, as defined in the amended and restated management agreement, consisting primarily of debt investments secured by non-stabilized real estate. The amended and restated management agreement provides that in connection with formations of collateralized debt obligations or other securitization vehicles after the execution of the amended and restated management agreement, if a collateral manager is retained, our Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for “transitional managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for “non-transitional managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. The balance of the fees paid by the CDOs for collateral management services are paid to us. For the year ended December 31, 2006 we realized expense of $803 to our Manager under this agreement.

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

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

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

On June 7, 2006, we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future. The remaining 50% of the property is owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P. The property is comprised of three buildings totaling approximately six hundred and seventy thousand square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten. For the years ended December 31, 2006 and 2005, we paid $252 and $90 under this lease, respectively.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us. Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman. The aggregate amount of fees paid by us for such services for the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004 was $7, $3 and less than $1, respectively.

SL Green Operating Partnership, L.P. is an equity holder in the joint venture that is the borrower on an investment with a book value of $29,026 as of December 31, 2005. This investment was repaid in August 2006.

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

On February 27, 2006, we closed on the purchase of a $90,000 whole loan, which bears interest at one-month LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder. The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey. The loan was repaid in full in June 2006 with the proceeds

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by us through a TIC structure.

On March 17, 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,049 as of December 31, 2006.

On August 1, 2006, we acquired from a financial institution a 50% pari-passu interest in a $65,000 preferred equity investment secured by an office property in New York, New York. An affiliate of SL Green simultaneously acquired and owns the other 50% pari-passu interest. The investment bears interest at a blended fixed rate of 10.52%.

On December 20, 2006, we acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan.

During the year ended December 31, 2006, we earned fees of $163 from SL Green representing SL Green’s proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

12. Deferred Costs

Deferred costs at December 31, 2006 and December 31, 2005 consisted of the following:

	2006	2005
Deferred financing	$35,103	$20,553
Deferred acquisition	2,195	2,210
	37,298	22,763
Less accumulated amortization	(8,571)	(3,381)
	$28,727	$19,382

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

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2006

Cash equivalents, accrued interest, and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. The carrying value of our CDOs, repurchase facilities and unsecured revolving credit facility approximate fair value because they bear interest at floating rates, which we believe, for facilities with a similar risk profile, reasonably approximate market rates. Our junior subordinated debentures reasonably approximate fair value based upon the amount at which similarly issued instruments would be issued in the current market. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of our fixed rate mortgage payable approximates its carrying value. Loans are carried at amounts, which reasonably approximate their fair value as determined by our Manager.

The fair value of our fixed-rate debt investments as determined by our Manager in consultation with market dealers of such instruments as of December 31, 2006 are as follows:

	Carrying Value	Fair Value
Fixed-rate debt investments	$351.585	$351,585

Disclosure about fair value of financial instruments is based on pertinent information available to us at December 31, 2006. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

14. Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations. As of December 31, 2006, 350,000 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan. These shares have a vesting period of three to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

On December 3, 2004, we sold 5,500,000 shares of our common stock, at a price of $17.27 per share, resulting in net proceeds of approximately $93,740 under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. We subsequently registered the resale of these shares under the Securities Act in August 2005. A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2006

interest in the outstanding shares of our common stock. Of the 5,500,000 shares sold, 2,000,000 shares were settled on December 31, 2004 and the remaining 3,500,000 shares were settled on January 3, 2005.

On September 14, 2005, we sold 3,833,333 shares of our common stock, at a price of $25.80 per share, resulting in net proceeds of approximately $97,830. A total of 2,875,000 shares were sold through a public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under one of our repurchase facilities and general corporate purposes.

On May 16, 2006, we sold 3,000,000 shares of our common stock, at a price of $26.75 per share, resulting in net proceeds of approximately $79,787. A total of 2,250,000 shares were sold through a public offering and an additional 750,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock. After this offering, SL Green Operating Partnership, L.P. owned 6,418,333 shares of our common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under our repurchase facilities and general corporate purposes.

In August 2005 our $350,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC. This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants. We currently have $170,850 available under the shelf.

As of December 31, 2006, 25,878,391 shares of our common stock and no shares of our preferred stock were issued and outstanding.

Equity Incentive Plan

As part of our initial public offering, we instituted our Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At December 31, 2006, approximately 1,212,840 shares of common stock were available for issuance under the Equity Incentive Plan.

Management and outsourcing fees paid to our Manager and SL Green Operating Partnership, L.P. are sufficient to reimburse our Manager and SL Green Operating Partnership, L.P. for the applicable compensation, including payroll taxes, of the employees who provide services to Gramercy pursuant to the confirmatory addendum to the Management Agreement between Gramercy, our Manager and our Operating Partnership. These awardees are considered co-leased employees. Options granted under the Equity Incentive Plan to recipients who are co-leased employees of Gramercy are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant. In some instances, options may be granted under the Equity Incentive Plan to persons who provide significant services to us or our affiliates, but are not considered co-leased employees because compensation for their services is not covered by our

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2006

management agreement or outsourcing agreement. Options granted to recipients that are not co-leased employees have the same terms as those issued to co-leased employees except as it relates to any performance-based provisions within the grant. To the extent there are performance provisions associated with a grant to a recipient who is not a co-leased employee, an estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date. If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

A summary of the status of our stock options as of December 31, 2006 and December 31, 2005 are presented below:

	2006		2005
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	733,584	$16.47	640,500	$15.05
Granted	197,500	$23.49	236,000	$19.62
Exercised	(63,749)	$15.95	(131,249)	$15.01
Lapsed or cancelled	(37,334)	$20.18	(11,667)	$18.20
Balance at end of period	830,001	$18.02	733,584	$16.47

All options were granted within a price range of $15.00 to $26.79. The remaining weighted average contractual life of the options was 8.10 years. Compensation expense of $432 will be recorded over the course of the next 15 months, representing the remaining weighted average vesting period of the option awards as of December 31, 2006. Compensation expense of $324, $172 and $23 was recorded for the years ended December 31, 2006 and 2005 and for the period from April 12, 2004 (formation) through December 31, 2004, respectively, related to the issuance of stock options.

Through December 31, 2006, 350,000 restricted shares had been issued under the Equity Incentive Plan, of which 62% have vested.  The unvested shares are not currently entitled to receive distributions declared by us on our common stock until such time as the shares have vested. Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of our Board of Directors. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $163 will be recorded over the course of the next 9 months, representing the remaining weighted average vesting period of the restricted stock awards as of December 31, 2006. Compensation expense of $1669, $1,577 and $381 was recorded for the years ended December 31, 2006 and 2005 and for the period from April 12, 2004 (formation) through December 31, 2004, respectively, related to the issuance of restricted shares.

Outperformance Plan

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The size of the pool will

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2006

be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares. If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established. In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period. Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved. Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established. The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green.  We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R). Compensation expense of $1,174 was recorded for the years ended December 31, 2006 and 2005 related to the 2005 Outperformance Plan.

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

As of December 31, 2006, there were approximately 15,301 phantom stock units outstanding, of which 11,301 units are vested.

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2006

Earnings per Share

Earnings per share for the years ended December 31, 2006 and 2005 and for the period from April 12, 2004 (formation) through December 31, 2004 is computed as follows:

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the period from April 12, 2004 (formation) through December 31, 2004
Numerator (Income)
Basic Earnings:
Net income available to common stockholders	$55,902	$31,371	$2,052
Effect of dilutive securities	—	—	—
Diluted Earnings:
Net income available to common stockholders	$55,902	$31,371	$2,052
Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	24,722	20,027	13,348
Effect of Diluted Securities:
Stock-based compensation plans	1,272	752	63
Phantom stock units	15	2	—
Diluted Shares	26,009	20,781	13,411

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

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2006

The following is a schedule of future minimum lease payments under our operating lease as of December 31, 2006.

Operating Lease
2007	$256
2008	261
2009	265
2010	283
2011	297
Thereafter	1,054
Total minimum lease payments	$2,416

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

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2006. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$168,300	4.973%	1/2007	1/2017	$836
Interest Rate Swap	1 month LIBOR	64,076	4.990%	1/2007	1/2017	248
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	162
Interest Rate Swap	3 month LIBOR	39,683	4.420%	7/2005	2/2014	1,293
Interest Rate Swap	1 month LIBOR	36,500	4.837%	12/2006	11/2009	120
Interest Rate Swap	1 month LIBOR	31,686	3.855%	7/2005	11/2009	943
Interest Rate Swap	3 month LIBOR	24,940	5.445%	8/2006	7/2016	(728)
Interest Rate Cap	3 month LIBOR	23,713	5.700%	11/2005	12/2007	2
Interest Rate Cap	1 month LIBOR	20,000	6.000%	4/2006	4/2007	—
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(93)
Basis Swap	1 month PRIME	9,363	722 bps	8/2006	12/2007	(29)
Interest Rate Swap	1 month LIBOR	6,339	4.760%	1/2006	3/2015	97
Interest Rate Swap	1 month LIBOR	3,960	4.959%	12/2005	12/2015	16
Interest Rate Swap	1 month LIBOR	3,465	4.280%	7/2005	12/2009	64
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(21)
Total		$490,208				$2,910

At December 31, 2006, derivative instruments were reported at their fair value as assets of $3,782 and liabilities of $872. Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Income of $2,890. For the year ended December 31, 2006 we recognized in interest expense $1 attributable to the ineffective component of our derivative instruments designated as cash flow hedges. For the same period we reclassified through earnings (i) $1,815 representing the gains and losses previously reported in Accumulated Other Comprehensive Income, which were reclassified into earnings at the same time that the forecasted transactions affect earnings, and (ii) a $994 reduction in earnings representing the change in value of undesignated derivatives which are not speculative for economic purposes. Currently, all derivative instruments are designated as cash flow hedging instruments with the exception of a $20,000 notional cap, a $9,363 notional Prime-LIBOR basis swap, and a $168,300 notional swap, which are effective economic hedges but have not been designated. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $943 of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months.

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

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

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

For the years ended December 31, 2006 and 2005, we recorded $1,808 and $900 of income tax expense, respectively, in income from continuing operations for income attributable to our wholly-owned taxable REIT subsidiaries. We have assumed an effective tax rate for the year ended December 31, 2006 of 48% taking into consideration the anticipated applicable U.S. federal statutory tax rate at December 31, 2006 of 34% and state and local taxes.

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

Gramercy Capital Corp.
Notes To Consolidated Financial Statements (Continued)
(Amounts in thousands, except share and per share data)
December 31, 2006

The following table represents non-cash activities recognized in other comprehensive income:

	2006	2005	2004
Deferred gains on derivative instruments	$ 237	$2,569	$282

22. Quarterly Financial Data (unaudited)

Quarterly data for the last two years is presented below (in thousands).

2006 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$67,264	$50,455	$43,505	$36,990
Income from continuing operations before equity in net loss of unconsolidated joint ventures and provision for taxes	19,495	16,065	13,782	11,328
Equity in net loss of unconsolidated joint ventures	(870)	(734)	(630)	(727)
Income from continuing operations before provision for taxes and GKK formation costs	18,625	15,331	13,152	10,601
Provision / (recovery) for taxes	(630)	(795)	(335)	(47)
Net income available to common stockholders	$17,995	$14,536	$12,817	$10,554
Net income per common share - Basic	$0.70	$0.56	$0.53	$0.46
Net income per common share - Diluted	$0.66	$0.54	$0.50	$0.44

2005 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$32,045	$26,592	$18,758	$10,690
Income from continuing operations before equity in net loss of unconsolidated joint ventures and provision for taxes	11,247	9,587	8,361	4,566
Equity in net loss of unconsolidated joint ventures	(575)	(510)	(404)	—-
Income from continuing operations before provision for taxes and GKK formation costs	10,672	9,077	7,957	4,566
Provision / (recovery) for taxes	100	(500)	(500)	—-
Net income available to common stockholders	$10,772	$8,577	$7,457	$4,566
Net income per common share - Basic	$0.47	$0.44	$0.40	$0.24
Net income per common share - Diluted	$0.45	$0.41	$0.39	$0.24

23. Subsequent Events

On January 10, 2007 we originated two mezzanine loans totaling $169,700, which bear interest at one-month LIBOR plus 600 basis points. The mezzanine loan with a principal amount of $42,400 is secured by interests in an office building in New York, New York. The first mortgage on this property was defeased in February 2007, at which time our investment was converted to a first mortgage lien. The mezzanine loan with a principal amount of $127,300 is secured by interests in a residential property portfolio with locations primarily in the northeast United States. An affiliate of SL Green simultaneously originated pari-passu interests in the mezzanine loans of $30,300.

Gramercy Capital Corp.
Schedule IV—Mortgage Loans on Real Estate
December 31, 2006
(Dollars in thousands)

Description	Location	Interest Rate(1)	Final Maturity Date(2)	Periodic Payment Terms	Prior Liens	Face Amount of Loans	Carrying Amount of Loans(3)
Whole Loans:
Office	Washington, DC	LIBOR + 2.50%	July 2008	Interest only	$—	$163,000	$162,250
Retail	Cupertino, CA	LIBOR + 4.10%	June 2008	Interest only	—	118,790	117,328
Office	Various cities, NJ	LIBOR + 2.75%	May 2008	Interest only	—	90,287	90,048
Multi-family	New York, NY	LIBOR + 3.50%	February 2008	Interest only	—	84,735	84,519
Multi-family	Various cities, FL	LIBOR + 3.00%	September 2008	Interest only	—	77,478	76,709
Hotel	Las Vegas, NV	LIBOR + 2.60%	June 2008	Interest only	—	67,529	67,529
Whole loans < 3%	Various	8.57% - 14.95% LIBOR + 1.50%-6.00%	January 2007 - October 2009		—	824,007	816,309
					—	1,425,826	1,414,692
Subordinate interests in whole loans < 3%	Various	5.00% - 13.14% LIBOR + 1.06%-12.50%	January 2007 - September 2016		1,641,503	291,588	285,077
Mezzanine Loans:
Multi-family(4)	New York, NY	6.384%	December 2016	Interest only	4,200	125,000	106,832
Mezzanine loans < 3%	Various	8.47% - 13.24% LIBOR + 4.25%-10.00%	April 2007 - July 2016		2,001,589	335,878	336,059
					2,005,789	460,878	442,891
Preferred equity < 3%	Various	10.18% - 10.87% LIBOR + 9.00%	July 2007 - August 2011		875,686	44,500	44,222
					$4,522,978	$2,222,792	$2,186,884

(1)                All variable-rate loans are based on one-month LIBOR and reprice monthly.

(2)                Reflects the initial maturity of the investment and does not consider any options to extend that are at the discretion of the borrower.

(3)                No mortgage loans are delinquent with respect to principal or interest.

(4)                An SL Green affiliate holds a pari-passu interest in the investment.

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

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM  9B.    OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2006 (the “2007 Proxy Statement”), and is incorporated herein by reference.

ITEM 11.         EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2007 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)            Consolidated Financial Statements

GRAMERCY CAPITAL CORP.

Report of Independent Registered Public Accounting Firm	75
Consolidated Balance Sheets as of December 31, 2006 and 2005	77
Consolidated Statements of Income for the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004	78
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004	79
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and the period from April 12, 2004 (formation) through December 31, 2004	80
Notes to Consolidated Financial Statements	82
(a)(2) Financial Statement Schedules
Schedule IV-Mortgage Loans on Real Estate as of December 31, 2006	115
Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3)            Exhibits

See Index to Exhibits on following page

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.
3.2	Bylaws of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.
10.1

Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated April 19, 2006, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 19, 2006, filed with the Commission on April 20, 2006.

10.2

Form of Amended and Restated Management Agreement by and between the Company and GKK Manager LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 19, 2006, filed with the Commission on April 20, 2006.

10.3

Form of Amended and Restated Origination Agreement by and between the Company and SL Green Realty Corp., incorporated by reference to the Company’s Current Report on Form 8-K, dated April 19, 2006, filed with the Commission on April 20, 2006.

10.4

Form of Amended and Restated Asset Servicing Agreement by and between GKK Manager LLC and SLG Gramercy Services LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 19, 2006, filed with the Commission on April 20, 2006.

10.5

Form of Amended and Restated Outsource Agreement by and between GKK Manager LLC and SLG Operating Partnership, L.P., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

10.6

Form of Collateral Management Agreement by and between Gramercy Real Estate CDO 2005-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

10.7

Collateral Management Agreement, dated as of August 24, 2006, by and between Gramercy Real Estate CDO 2006-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

10.8

Amended and Restated Master Repurchase Agreement, dated as of October 13, 2006, by and among Gramercy Warehouse Funding II LLC, GKK Trading Warehouse II LLC and Goldman Sachs Mortgage Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated October 13, 2006, filed with the Commission on October 19, 2006.

10.9

Annex I to Amended and Restated Master Repurchase Agreement, dated as of October 13, 2006, by and among Gramercy Warehouse Funding II LLC, GKK Trading Warehouse II LLC and Goldman Sachs Mortgage Company, incorporated by reference to the Company’s Current Report on Form 8-K, dated October 13, 2006, filed with the Commission on October 19, 2006.

10.10

Amended and Restated Master Repurchase Agreement, dated as of October 13, 2006, by and among Gramercy Warehouse Funding I LLC, GKK Trading Warehouse I LLC, GKK 450 LEX LLC, and the additional sellers from time to time parties thereto, the buyers from time to time parties thereto, Wachovia Bank, National Association, as agent, and Wachovia Capital Markets, LLC, as the sole lead arranger, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 19, 2006.

10.11

Form of Credit Agreement, by and between the Company and Wachovia Capital Markets, LLC, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.

10.12

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

10.13	Form of 2004 Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), declared effective by the Commission on July 27, 2004.
10.14	Form of Gramercy Capital Corp. Director’s Deferral Program, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005.
10.15

Form of Gramercy Capital Corp. 2005 Long-Term Outperformance Program Award Agreement, incorporated by reference to the Company’s Form 8-K, dated December 14, 2005, filed with the Commission on December 20, 2005.

10.16	Form of Employment Agreement by and between Hugh Hall and GKK Manager LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.17	Form of Employment Agreement by and between Robert R. Foley and GKK Manager LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.18

Form of Second Amended and Restated Registration Rights Agreement by and between the Company and SL Green Operating Partnership, L.P., incorporated by reference to the Company’s Form 8-K, dated April 19, 2006, filed with the Commission on April 20, 2006.

10.19

Form of Registration Rights Agreement, by and between various holders of the Company’s common stock and the Company, incorporated by reference to the Company’s Form 8-K, dated December 9, 2004, filed with the Commission on December 9, 2004.

10.20

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

10.25

Form of Amended and Restated Trust Agreement among GKK Capital LP, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated January 27, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.26

Form of Junior Subordinated Indenture between GKK Capital LP and JPMorgan Chase Bank, National Association, as trustee, dated January 27, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.27

Indenture, dated as of August 24, 2006, by and among Gramercy Real Estate CDO 2006-1, Ltd., as issuer, Gramercy Real Estate CDO 2006-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

10.28

Form of Underwriting Agreement among Gramercy Capital Corp., GKK Capital LP, GKK Manager LLC and Wachovia Capital Markets, LLC, as underwriter, dated May 11, 2006, incorporated by reference to the Company’s Form 8-K, dated May 16, 2006, filed with the Commission on May 17, 2006.

10.29

Form of LLC Agreement, by and between GKK Madison Investment LLC, a wholly-owned subsidiary of the Company, and SLG Madison Investment LLC, a wholly-owned subsidiary of SL Green Realty Corp., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

10.30

Form of Sales Agreement, dated May 10, 2006, by and among the Company, GKK Capital LP, GKK Manager LLC and Cantor Fitzgerald & Co., incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

10.31

Form of Sales Agreement, dated May 10, 2006, by and among the Company, GKK Capital LP and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
24.1	Power of Attorney (included on signature page).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY CAPITAL CORP.

Dated: February 28, 2006	By:	/s/ Robert R. Foley
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors	February 28, 2006
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer, President	February 28, 2006
Marc Holliday	and Director

/s/ Robert R. Foley	Chief Financial Officer	February 28, 2006
Robert R. Foley

/s/ Hugh F. Hall	Chief Operating Officer and Director	February 28, 2006
Hugh Hall

/s/ Allan J. Baum	Director	February 28, 2006
Allan J. Baum

/s/ Jeffrey E. Kelter	Director	February 28, 2006
Jeffrey E. Kelter

/s/ Paul J. Konigsberg	Director	February 28, 2006
Paul J. Konigsberg

/s/ Charles S. Laven	Director	February 28, 2006
Charles S. Laven