Form 10-K/A
period 2006-12-31
GRAMERCY CAPITAL CORP
filed 2007-03-01
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “non-accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated Filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Stockholders’ Meeting to be held May 24, 2007 and to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

GRAMERCY CAPITAL CORP.
FORM 10-K/A
TABLE OF CONTENTS

10-K/A PART AND ITEM NO.

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

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gains) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we have and intend to continue to pay quarterly distributions and to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K/A. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

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

ITEM 6.                SELECTED FINANCIAL DATA

The following tables set forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K/A.

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

The following discussion related to our consolidated financial statements should be read in conjunction with financial statements appearing in Item 8 of the Annual Report on Form 10-K/A.

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

The loss on investments in unconsolidated joint ventures of $2,960 for the year ended December 31, 2006 represents our proportionate share of the losses generated by our joint venture interests including $7,753 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $4,793. The loss on investments in unconsolidated joint venture of $1,489 for the year ended December 31, 2005 was generated primarily on our investment in One Madison Avenue in New York, New York. Our use of FFO as an important financial measure is discussed in more detail below.

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

Through December 31, 2006, 350,000 restricted shares had been issued under the Equity Incentive Plan, of which 62% have vested.  The unvested shares are not currently entitled to receive distributions declared by us on our common stock until such time as the shares have vested. Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of our Board of Directors. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $163 will be recorded over the course of the next 9 months, representing the remaining weighted average vesting period of the restricted stock awards as of December 31, 2006. Compensation expense of $1,669, $1,577 and $381 was recorded for the years ended December 31, 2006 and 2005 and for the period from April 12, 2004 (formation) through December 31, 2004, respectively, related to the issuance of restricted shares.

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

GRAMERCY CAPITAL CORP.

Dated: March 1, 2007	By:	/s/ Robert R. Foley
Robert R. Foley
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Gramercy Capital Corp. hereby severally constitute Marc Holliday and Robert R. Foley, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K/A filed herewith and any and all amendments to said Annual Report on Form 10-K/A, and generally to do all such things in our names and in our capacities as officers and directors to enable Gramercy Capital Corp. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K/A and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors	March 1, 2007
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer, President	March 1, 2007
Marc Holliday	and Director

/s/ Robert R. Foley	Chief Financial Officer	March 1, 2007
Robert R. Foley

/s/ Hugh F. Hall	Chief Operating Officer and Director	March 1, 2007
Hugh Hall

/s/ Allan J. Baum	Director	March 1, 2007
Allan J. Baum

/s/ Jeffrey E. Kelter	Director	March 1, 2007
Jeffrey E. Kelter

/s/ Paul J. Konigsberg	Director	March 1, 2007
Paul J. Konigsberg

/s/ Charles S. Laven	Director	March 1, 2007
Charles S. Laven