Form 10-Q
period 2007-03-31
GRAMERCY CAPITAL CORP
filed 2007-05-10
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 26,049,805 as of May 10, 2007.

GRAMERCY CAPITAL CORP.

i

PART I.          FINANCIAL INFORMATION

ITEM 1.           Financial Statements

Gramercy Capital Corp.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31,
	2007	December 31,
	(Unaudited)	2006
Assets:
Cash and cash equivalents	$16,430	$19,314
Restricted cash	135,414	354,283
Loans and other lending investments, net	2,321,893	2,144,151
Investment in unconsolidated joint ventures	56,779	57,567
Loans held for sale, net	135,086	42,733
Commercial real estate, net	100,818	99,821
Accrued interest	12,031	12,092
Deferred financing costs	27,664	27,456
Deferred costs	150	1,271
Derivative instruments, at fair value	1,144	2,910
Other assets	4,449	4,515
Total assets	$2,811,858	$2,766,113

Liabilities and Stockholders’ Equity:
Repurchase agreements	$246,278	$277,412
Credit facilities	90,000	15,000
Collateralized debt obligations	1,714,250	1,714,250
Mortgage note payable	94,525	94,525
Management fees payable	2,125	2,093
Incentive fee payable	2,817	1,195
Dividends payable	14,448	14,419
Accounts payable and accrued expenses	25,162	24,750
Other liabilities	7,731	11,809
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	150,000
Total liabilities	2,347,336	2,305,453

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, par value $0.001, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 26,044,806 and 25,878,391 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	26	26
Additional paid-in-capital	456,016	453,766
Accumulated other comprehensive income	1,901	2,890
Retained earnings	6,579	3,978
Total stockholders’ equity	464,522	460,660
Total liabilities and stockholders’ equity	$2,811,858	$2,766,113

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues
Investment income	$59,969	$31,879
Rental revenue, net	1,736	914
Gain on sales and other income	6,429	4,197
Total revenues	68,134	36,990

Expenses
Interest expense	36,461	17,721
Management fees	4,839	3,523
Incentive fee	2,817	1,193
Depreciation and amortization	671	455
Marketing, general and administrative	3,820	2,770
Provision for loan loss	1,248	—
Total expenses	49,856	25,662
Income from continuing operations before equity in net loss of unconsolidated joint ventures and provision for taxes	18,278	11,328
Equity in net loss of unconsolidated joint ventures	(695)	(727)
Income from continuing operations before provision for taxes	17,583	10,601
Provision for taxes	(534)	(47)
Net income available to common stockholders	$17,049	$10,554

Basic earnings per share:
Net income available to common stockholders	$0.66	$0.46
Diluted earnings per share:
Net income available to common stockholders	$0.62	$0.44
Dividends per common share	$0.56	$0.50
Basic weighted average common shares outstanding	26,027	22,807
Diluted weighted average common shares and common share equivalents outstanding	27,472	23,988

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statement of Stockholders’ Equity

(Unaudited, amounts in thousands, except share data)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Retained		Comprehensive
	Shares	Par Value	In-Capital	Income	Earnings	Total	Income
Balance at December 31, 2006	25,878	$26	$453,766	$2,890	$3,978	$460,660
Net income					17,049	17,049	$17,049
Net unrealized loss on derivative instruments				(989)		(989)	(989)
Stock-based compensation — fair value			1,453			1,453
Proceeds from stock option exercises	23	—	414			414
Deferred compensation plan, net	143	—	383			383
Cash distributions declared ($0.56 per common share)					(14,448)	(14,448)
Balance at March 31, 2007	26,044	$26	$456,016	$1,901	$6,579	$464,522	$16,060

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net income available to common stockholders	$17,049	$10,554
Adjustments to reconcile net income available to common stockholders to net cash provided by / (used in) operating activities:
Depreciation and amortization	2,722	1,422
Amortization of discount, premium and other fees on investments	(5,777)	(426)
Deferred rents receivable	(1,736)	—
Equity in net loss of unconsolidated joint ventures	695	727
Gain on sale of securities	—	1,718
Amortization of stock compensation	1,836	896
Provision for loan loss	1,248	—
Unrealized gain on derivative instruments	(66)	—
Net realized gain on loan held for sale	(2,686)	—
Changes in operating assets and liabilities:
New investments in loans held for sale	(92,238)	(62,441)
Proceeds from sale of loans held for sale	175,246	42,000
Accrued interest	61	(1,717)
Other assets	64	(1,716)
Management fees payable	32	103
Incentive fee payable	1,622	(44)
Settlement of derivative instruments	(460)	843
Accounts payable, accrued expenses and other liabilities	(4,112)	7
Net cash provided by / (used in) operating activities	93,500	(8,074)
Investing Activities
New investment originations and funded commitments	(726,833)	(388,621)
Principal collections on investments	381,405	74,665
Investment in commercial real estate and securities	157	(2,107)
Net proceeds from the sale of securities	—	5,000
Investment in joint venture	93	(60)
Change in restricted cash from investing activities	8,015	(3,320)
Deferred investment costs	733	(703)
Net cash used in investing activities	(336,430)	(315,146)
Financing Activities
Proceeds from repurchase facilities	471,079	315,260
Repayments of repurchase facilities	(502,213)	(55,434)
Proceeds from unsecured revolving credit facility	75,000	—
Change in restricted cash from financing activities	210,880	—
Settlement of derivative instruments	—	770
Proceeds from stock options exercised	414	45
Issuance of trust preferred securities	—	50,000
Deferred financing costs and other liabilities	(694)	(1,270)
Dividends paid	(14,420)	(10,726)
Net cash provided by financing activities	240,046	298,645
Net decrease in cash and cash equivalents	(2,884)	(24,575)
Cash and cash equivalents at beginning of period	19,314	70,576
Cash and cash equivalents at end of period	$16,430	$46,001
Non-cash activity
Deferred gains/(losses) and other non-cash activity related to derivatives	(1,832)	3,784
Supplemental cash flow disclosures
Interest paid	34,756	7,754
Income taxes paid	834	249

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2007

1.   Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States.  We have also established a real estate securities business that will focus on the acquisition, trading and financing of commercial mortgage backed securities, or CMBS, and other real estate related securities.  When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken.

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

We are externally managed and advised by GKK Manager LLC, or our Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green.  At March 31, 2007, SL Green owned approximately 25% of the outstanding shares of our common stock. We qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to qualify for the current fiscal year.  To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income.  Unless the context requires otherwise, all references to “we,” “our,” and “us” means Gramercy Capital Corp.

As of March 31, 2007, we held loans and other lending investments of $2,456,979 net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 396 basis points for our floating rate investments, and an average yield of 9.48% for our fixed rate investments.  As of March 31, 2007, we also held interests in four credit tenant lease, or CTL, investments comprised of a 49.75% tenancy-in-common, or TIC, interest in 55 Corporate Drive in Bridgewater, New Jersey, and three joint venture investments.

Basis of Quarterly Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2007 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2006.

The balance sheet at December 31, 2006 has been derived from the audited financial statement at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Restricted Cash

Restricted cash at March 31, 2007 consists primarily of $111,313 on deposit with the trustee of our collateralized debt obligations, or CDOs, representing proceeds from our second CDO issuance that will be used to fund future investments that will be acquired by the CDO trust.  Also included are the proceeds of repayments from loans serving as collateral in our CDOs, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for our CDOs, which are remitted to us on a quarterly basis in the month following the end of our fiscal quarter, and future funding obligations on certain investments.  The remaining balance consists of interest reserves held on behalf of borrowers and $17,062 representing our share of the reserves of 55 Corporate Drive.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  We maintained a reserve of $3,708 and $2,460 at March 31, 2007 and December 31, 2006, respectively.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

Mortgage-backed securities, or MBS, are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of March 31, 2007 that were accounted for as trading securities.

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

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46.  In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments.  The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to us.  As of March 31, 2007 and December 31, 2006, we had investments of $56,779 and $57,567 in unconsolidated joint ventures, respectively.

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

In some instances we may sell all or a portion of our investments to a third party.  To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income.  To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income.  For the three months ended March 31, 2007 and 2006, we recognized $2,686 and $1,114 in net gains from the sale of debt investments or commitments.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for loan losses.  We maintained a reserve for possible loan losses of $3,708 against investments with a carrying value of $141,709 as of March 31, 2007, and a reserve for possible loan losses of $2,460 against investments with a carrying value of $131,427 as of December 31, 2006.

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

The fair value of each stock option granted is estimated on the date of grant for awards to co-leased employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2007 and 2006.

	2007	2006
Dividend yield	7.5%	8.0%
Expected life of option	6.0 years	6.7 years
Risk-free interest rate	4.61%	4.14%
Expected stock price volatility	22.5%	21.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders.  We incurred approximately $2,817 and $1,193 with respect to such Class B limited partner interests for the three months ended March 31, 2007 and 2006, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable.  Gramercy places its cash investments in excess of insured amounts with high quality financial institutions.  Our Manager performs ongoing analysis of credit risk concentrations in our debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics.  Four investments accounted for more than 19% of the total carrying value of our debt investments as of March 31, 2007 and 21% of the total carrying value of our debt investments as of December 31, 2006. Four investments accounted for approximately 24% of the revenue earned on our debt investments for the three months ended March 31, 2007, compared to five investments which accounted for approximately 22% of the revenue earned on our debt investments for the three months ended March 31, 2006.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, or SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2)

clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and did not have a material effect on our financial results for the three months ended March 31, 2007.

In June of 2006 the FASB issued Financial Interpretation No. 48, or FIN 48.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007 for the Company. The adoption of FIN 48 did not have a material impact on our financial results for the three months ended March 31, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, or SAB 108, which became effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The implementation of SAB 108 did not have an impact on our financial results for the three months ended March 31, 2007.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on financial results.

In February 2007, the FASB issued Statement No. 159, or SFAS 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’ SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

3.   Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of March 31, 2007 and December 31, 2006 were as follows:

	Carrying Value(1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2007	2006	2007	2006	2007	2006	2007	2006
Whole loans, floating rate	$1,407,592	$1,372,316	57%	63%	—	—	337 bps	327 bps
Whole loans, fixed rate	134,082	42,376	5%	2%	9.08%	11.69%	—	—
Subordinate interests in whole loans, floating rate	174,314	236,308	7%	11%	—	—	421 bps	445 bps
Subordinate interests in whole loans, fixed rate	49,042	48,769	2%	2%	8.21%	8.54%	—	—
Mezzanine loans, floating rate	430,809	226,675	18%	10%	—	—	577 bps	665 bps
Mezzanine loans, fixed rate	216,868	216,216	9%	10%	9.80%	9.92%	—	—
Preferred equity, fixed rate	44,272	44,224	2%	2%	10.57%	10.68%	—	—
Total / Average	$2,456,979	$2,186,884	100%	100%	9.48%	10.04%	396 bps	384 bps

(1)            Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)            Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of March 31, 2007, our debt investment portfolio had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2007	17	408,781	17%
2008	23	978,891	40%
2009	22	636,497	26%
2010	6	81,863	3%
2011	2	56,930	2%
Thereafter	11	294,017	12%
Total	81	2,456,979	100%

Weighted average maturity(1)		2.3 years

(1)            The calculation of weighted average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the three ended March 31, 2007 and 2006 the Company’s investment income from debt investments was generated by the following investment types:

	Three months ended March 31, 2007		Three months ended March 31, 2006
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$33,317	56%	$17,360	55%
Subordinate interests in whole loans	6,261	10%	9,181	29%
Mezzanine loans	19,192	32%	4,595	14%
Preferred equity	1,199	2%	743	2%
Total	$59,969	100%	$31,879	100%

At March 31, 2007 and December 31, 2006, our debt investment portfolio had the following geographic diversification:

	2007		2006
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$1,228,737	50%	$1,169,790	53%
West	626,182	26%	579,568	27%
South	438,228	18%	310,909	14%
Midwest	75,135	3%	41,894	2%
Various	88,697	3%	84,723	4%
Total	$2,456,979	100%	$2,186,884	100%

In connection with a preferred equity investment, which was repaid in October 2006, we have guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which we have invested in the event of a borrower default under such loan.  The loan matures in 2032.  This guarantee is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan.  As compensation, we received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on our balance sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded.  Our maximum exposure under this guarantee is approximately $1,437 as of March 31, 2007.  Under the terms of the guarantee, the investment sponsor is required to reimburse us for the entire amount paid under the guarantee until the guarantee expires.

4. Property Acquisitions

55 Corporate Drive

On June 7, 2006 we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey, with a 0.25% interest to be acquired in the future.  The property is comprised of three buildings totaling 670,000 square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.  The remaining 50% of the property is owned as a TIC interest by SL Green.   Upon closing the acquisition of the property, the $90,000 whole loan previously held by us was repaid in full using proceeds from the new mortgage financing.  We recorded our pro rata share of net income of the property of $74 for the three months ended March 31, 2007.

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

On March 31, 2006, following the conversion of the entity that owns 200 Franklin Square Drive into a Delaware statutory trust, or DST, we sold approximately 29.3% of our security interests in the DST to a third party.  Subsequently, we sold an additional 45.7% of our security interests in the DST to the same party, reducing our final ownership interest to 25.0%.  We received total cash consideration of $12,800 for these interests and the buyer assumed 75% of the DST’s underlying mortgage debt.  The disposition resulted in a net gain of $4,530, after transaction costs.  As a result of the disposition, this investment is now classified as an investment in joint venture and accounted for using the equity method.  As of March 31, 2007 the investment has a carrying value of $2,457.  We recorded our pro rata share of net income of the joint venture of $31 for the three months ended March 31, 2007.

6. Investments in Unconsolidated Joint Ventures

South Building at One Madison Avenue, New York, New York

On April 29, 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building.  The joint venture is owned 45% by a wholly-owned subsidiary and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building.  The first mortgage is non-recourse to us.  The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term.  As of March 31, 2007 the investment has a carrying value of $54,832.  We recorded our pro rata share of net losses of the joint venture of $335 and $400 for the three months ended March 31, 2007 and 2006, respectively.

101 S. Marengo Avenue, Pasadena, California

On November 29, 2005, we closed on the purchase of a 50% interest in an office building in Pasadena, CA.  We also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which is net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, 10-year fixed-rate first mortgage loan.  For the three months ended March 31, 2007 and 2006, we recorded our pro rata share of net losses of the joint ventures of $390 and $327, respectively.

7. Junior Subordinated Debentures

In January 2006, May 2005 and August 2005, we completed issuances of $50,000 each in unsecured trust preferred securities through three DST’s, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust II, or GCT III, that are also wholly-owned subsidiaries of our Operating Partnership.  The securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing.  Thereafter the rate will float based on the three-month LIBOR plus 270 basis points.  The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015.  Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

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

During 2006 we issued an additional approximately $1,000,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO consists of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer.  The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. We incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

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

The repurchase facility with Wachovia is a $500,000 facility.  This facility was initially established as a $250,000 facility, was increased to $350,000 effective January 3, 2005, and was subsequently increased to $500,000 effective April 22, 2005. On March 21, 2006, we further modified the facility by reducing the interest spreads.  As a result of the modifications, the $500,000 facility bears interest at spreads of 1.00% to 2.50% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 100% based upon the collateral provided under a borrowing base calculation.  On October 13, 2006, we extended the facility’s maturity date until October 2009.  The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  We had no accrued interest and borrowings of $166,303 at a weighted average spread to LIBOR of 1.61% as of March 31, 2007, and no accrued interest and borrowings of $151,403 at a weighted average spread to LIBOR of 1.86%, as of December 31, 2006.

Borrowings under the Wachovia facility at March 31, 2007 and December 31, 2006 were secured by the following investments:

	Carrying Value (1)
Investment Type	2007	2006
Whole loans	$115,658	$117,328
Mezzanine loans	108,119	139,680
Preferred equity	14,974	14,955
Total	$238,751	$271,963

(1)             Approximates fair value.

We also have a repurchase facility with Goldman.  On October 13, 2006 we increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009.  On March 21, 2006, we modified the pricing on this facility by reducing the interest spreads.  As a result of the modifications, the facility bears interest at spreads of 1.00% to 2.25% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 40% to 85% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  We had accrued interest of $646 and borrowings of $79,975 at a weighted average spread to LIBOR of 1.22% as of March 31, 2007, and accrued interest of $261 and borrowings of $126,009 at a weighted average spread to LIBOR of 1.51% under this facility at December 31, 2006.

Borrowings under the Goldman facility at March 31, 2007 and December 31, 2006 were secured by the following investments:

	Carrying Value (1)
Investment Type	2007	2006
Whole loans	$—	$97,795
Mezzanine loans	101,756	71,798
Total	$101,756	$169,593

(1)             Approximates fair value.

The terms of our repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets under the Wachovia facility or a debt to equity ratio less than or equal to 5:1 under the Goldman facility, (b) require us to maintain minimum liquidity of at least $10,000 for the first two years and $15,000 thereafter under the Goldman facility, and at least $15,000 under the Wachovia facility, (c) require our fixed charge coverage ratio to be at no time less than 1.50 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.75 to 1.00 under the Wachovia facility, (e) require us to maintain minimum tangible net worth of not less than (i) $129,750, plus (ii) 75% of the net proceeds of our subsequent equity issuances following our initial public offering under the Goldman facility and not less than (i) $400,000, plus (ii) 75% of the proceeds of our subsequent equity issuances following the date of the October 2006 amendment under the Wachovia facility and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined therein) under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as our Manager.  As of March 31, 2007 and December 31, 2006, we were in compliance with all such covenants.

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

Unsecured Revolving Credit Facility

In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option.  The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation.  The lender also has consent rights to the inclusion of assets in the borrowing base calculation.  The facility bears interest at 1.90% over one-month LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over one-month LIBOR to the extent out leverage ratio is equal to or greater than 80%. We had accrued interest of $414 and borrowings of $90,000 at a spread to LIBOR of 2.10% as of March 31, 2007, and accrued interest of $75 and borrowings of $15,000 at a spread to LIBOR of 2.10% under this facility at December 31, 2006.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.50, (c) require our minimum interest coverage ratio to be at no time less than 1.70, (d) require us to maintain minimum tangible net worth of not less than $370,000 plus 75% of the net proceeds from equity offerings completed after the closing of the facility and (e) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our Manager.  As of March 31, 2007 and December 31, 2006, we were in compliance with all such covenants.

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

Combined aggregate principal maturities of our consolidated CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive, and unsecured revolving credit facility as of March 31, 2007 are as follows:

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable		Unsecured Revolving Credit Facility	Total
2007	$—	$—	$—	$—		$—	$—
2008	—	—	—	—		—	—
2009	—	246,278	—	—		90,000	336,278
2010	—	—	—	—		—	—
2011	—	—	—	—		—	—
Thereafter	1,714,250	—	150,000	94,525	(1)	—	1,958,775
Total	$1,714,250	$246,278	$150,000	$94,525		$90,000	$2,295,053

(1)             We have a 49.75% interest in the mortgage note.

10.  Operating Partnership Agreement / Manager

At March 31, 2007, we owned all of the Class A limited partnership interests in our Operating Partnership.  At March 31, 2007, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are our executive officers, certain of which interests are subject to performance thresholds.

At March 31, 2007, the majority of the interests in our Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are our executive officers, certain of which interests are subject to performance thresholds.

11.  Related Party Transactions

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006.  The amended and restated management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights.  We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities.  We incurred expense to our Manager under this agreement of an aggregate of $2,667 and $2,236 for the three months ended March 31, 2007 and 2006, respectively.

To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  We incurred $2,817 and $1,193 with respect to such Class B limited partner interests for the three months ended March 31, 2007 and 2006.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets.  The asset servicing fee is reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us.  The outsourcing agreement currently provides for an annual fee payable by us, which fee is currently $1,326 per year, increasing 3% annually over the prior year on the anniversary date of the outsourcing agreement in August of each year.  For the three months ended March 31, 2007 and 2006, we realized expense of $332 and $322, respectively, to our Manager under the outsourcing agreement.  For the three months ended March 31, 2007 and 2006, we realized expense of $769 and $460, respectively, to our Manager under the asset servicing agreement.

In connection with the closing of our first CDO in July 2005, the Issuer, Gramercy Real Estate CDO 2005-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities not held by us.  At March 31, 2007 and December 31, 2006 we owned all of the non-investment grade bonds, preferred equity and equity in both CDOs.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us.  For the three months ended March 31, 2007 and 2006, we realized expense of $507 and $500, respectively, to our Manager under such collateral management agreement.

Collateral manager fees paid on our CDO that closed in August 2006 are governed by the amended and restated management agreement as a “transitional managed” CDO, as defined in the amended and restated management agreement, consisting primarily of debt investments secured by non-stabilized real estate.  The amended and restated management agreement provides that in connection with formations of collateralized debt obligations or other securitization vehicles after the execution of the amended and restated management agreement, if a collateral manager is retained, our Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for “transitional managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for “non-transitional managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. The balance of the fees paid by the CDOs for collateral management services are paid to us.  For the three months ended March 31, 2007 we realized expense of $565 to our Manager under this agreement.

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

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.  For the three months ended March 31, 2007 and 2006, we paid $63 and $62 under this lease, respectively.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman.  The aggregate amount of fees paid by us for such services for the three months ended March 31, 2007 and 2006, was $1 and less than $1, respectively.

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

On March 17, 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder.  The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture.  The whole loan loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,131 and $90,049 as of March 31, 2007 and December 31, 2006, respectively.

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

During the three months ended March 31, 2006, we earned fees of $163 from SL Green representing SL Green’s proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

On January 10, 2007, we originated two mezzanine loans totaling $200,000.  The $150,000 loan is secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and currently bears interest at one-month LIBOR plus 6.00%.  The $50,000 loan was initially secured by a pledge of cash flow distributions and partial equity interests in an office property.  On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan.  The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding.  At closing, an affiliate of SL Green acquired from us and currently holds a 15.15% pari-passu interest in the mezzanine loan and the whole loan.  As of March 31, 2007, our interest in the mezzanine loan had a carrying value of $127,038 and our interest in the whole loan had a carrying value of $68,364.

On March 20, 2007, we closed on the acquisition of a $62,500 pari-passu interest in one tranche of a multiple-level mezzanine structure secured primarily by pledges of equity and rights to cash distributions, which was used to fund the acquisition of a large office portfolio.  The investment bears interest at one-month LIBOR plus 2.85%.  At closing, an affiliate of SL Green simultaneously acquired a $62,500 pari-passu interest in the same tranche of the mezzanine structure.  After giving effect to principal repayments, our investment had a carrying value of $60,360 as of March 31, 2007. The investment was repaid in full in May 2007.

12.  Deferred Costs

Deferred costs at March 31, 2007 and December 31, 2006 consisted of the following:

	2007	2006
Deferred financing	$37,012	$35,103
Deferred acquisition	1,008	2,195
	38,020	37,298
Less accumulated amortization	(10,206)	(8,571)
	$27,814	$28,727

Deferred financing costs relate to our existing repurchase facilities with Wachovia and Goldman, our unsecured revolving credit facility with KeyBank, our CDOs, the proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive, and the trust preferred securities.  These costs are amortized on a straight-line basis to interest expense based on the remaining term of the related financing.

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

The fair value of our fixed-rate debt investments as determined by our Manager in consultation with market dealers of such instruments as of March 31, 2007 is:

	Carrying Value	Fair Value
Fixed-rate debt investments	$444,365	$444,365

Disclosure about fair value of financial instruments is based on pertinent information available to us at March 31, 2007.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

14.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200.  On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations.  As of March 31, 2007, 493,083 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan.  These shares have a vesting period of two to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

On December 3, 2004, we sold 5,500,000 shares of our common stock, at a price of $17.27 per share, resulting in net proceeds of approximately $93,740 under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, or the Securities Act.  We subsequently registered these shares for resale under the Securities Act in August 2005.  A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock.  Of the 5,500,000 shares sold, 2,000,000 shares were settled on December 31, 2004 and the remaining 3,500,000 shares were settled on January 3, 2005.

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

In August 2005 our $350,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  We currently have $55,850 available under the shelf.

As of March 31, 2007, 26,044,806 shares of common stock and no shares of preferred stock were issued and outstanding.

Equity Incentive Plan

As part of our initial public offering, we instituted our Equity Incentive Plan.  The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At March 31, 2007, approximately 648,959 shares of common stock were available for issuance under the Equity Incentive Plan.

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

A summary of the status of our stock options as of March 31, 2007 and December 31, 2006 are presented below:

	March 31, 2007		December 31, 2006
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	830,001	$18.02	733,584	$16.47
Granted	419,500	$30.96	197,500	$23.49
Exercised	(23,332)	$17.73	(63,749)	$15.95
Lapsed or cancelled	(5,000)	$23.18	(37,334)	$20.18
Balance at end of period	1,221,169	$22.45	830,001	$18.02

All options were granted within a price range of $15.00 to $33.54.  The remaining weighted average contractual life of the options was 8.7 years.  Compensation expense of $1,316 will be recorded over the course of the next 18 months, representing the remaining weighted average vesting period of the option awards as of March 31, 2007.  Compensation expense of $190 and $86 was recorded for the three months ended March 31, 2007 and 2006, respectively, related to the issuance of stock options.

Through March 31, 2007, 493,083 restricted shares had been issued under the Equity Incentive Plan, of which 49% have vested.   The unvested shares are not currently entitled to receive distributions declared by us on our common stock until such time as the shares have vested.  Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of our Board of Directors.  Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant.  Compensation expense of $2,229 will be recorded over the course of the next 11 months, representing the remaining weighted average vesting period of the restricted stock awards as of March 31, 2007.  Compensation expense of $1,223 and $356 was recorded for the three months ended March 31, 2007 and 2006, respectively, related to the issuance of restricted shares.

Outperformance Plan

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share.  The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares.  If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established.  In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period.  Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved.  Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election.  Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established.  The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green.   We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R).  Compensation expense of $383 and $293 was recorded for the three months ended March 31, 2007 and 2006, respectively, related to the 2005 Outperformance Plan.

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

As of March 31, 2007, there were approximately 22,940 phantom stock units outstanding, of which 12,940 units are vested.

Earnings per Share

Earnings per share for the three months ended March 31, 2007 and 2006 is computed as follows:

	Three Months Ended March 31,
Numerator (Income)	2007	2006
Basic Earnings:
Net income available to common stockholders	$17,049	$10,554
Effect of dilutive securities	—	—
Diluted Earnings:
Net income available to common stockholders	$17,049	$10,554

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	26,027	22,807
Effect of Diluted Securities:
Stock-based compensation plans	1,422	1,178
Phantom stock units	23	3
Diluted Shares	27,472	23,988

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

The following is a schedule of future minimum lease payments under our operating lease as of March 31, 2007.

Operating Lease
2007	$193
2008	261
2009	265
2010	283
2011	297
Thereafter	1,054
Total minimum lease payments	$2,353

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

The following table summarizes the notional and fair value of our derivative financial instrument at March 31, 2007.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate		Effective Date	Expiration Date	Fair Value
Interest Rate Swap	3 month LIBOR	$12,000	9.850%		8/2006	8/2011	$(144)
Basis Swap	1 month PRIME	9,363	+722	bps	8/2006	12/2007	(2)
Interest Rate Swap	3 month LIBOR	39,551	4.420%		7/2005	2/2014	1,106
Interest Rate Swap	1 month LIBOR	31,686	3.855%		7/2005	11/2009	761
Interest Rate Swap	1 month LIBOR	3,465	4.280%		7/2005	12/2009	47
Interest Rate Cap	3 month LIBOR	23,713	5.700%		11/2005	12/2007	1
Interest Rate Swap	1 month LIBOR	3,960	4.959%		12/2005	12/2015	7
Interest Rate Swap	1 month LIBOR	6,316	4.760%		1/2006	3/2015	75
Interest Rate Swap	3 month LIBOR	3,465	5.178%		4/2006	3/2010	(32)
Interest Rate Cap	3 month LIBOR	20,000	6.000%		4/2006	4/2007	—
Interest Rate Swap	3 month LIBOR	24,891	5.445%		8/2006	7/2016	(762)
Interest Rate Swap	1 month LIBOR	36,500	4.837%		12/2006	11/2009	(14)
Interest Rate Swap	1 month LIBOR	42,718	4.990%		1/2007	1/2017	95
Interest Rate Swap	1 month LIBOR	64,076	4.990%		1/2007	1/2017	146
Interest Rate Swap	1 month LIBOR	39,600	5.025%		3/2007	3/2017	(21)
Interest Rate Swap	1 month LIBOR	29,700	5.025%		3/2007	3/2017	(15)
Total Return Swap	Lehman CMBS Investment Grade 8.5+ Yr Index	36,422	+ 22	bps	3/2007	3/2008	—
Total Return Swap	Lehman CMBS Investment Grade 8.5+ Yr Index	27,317	+22	bps	3/2007	3/2008	—
Interest Rate Swap	1 month LIBOR	22,275	5.078%		4/2007	4/2017	(104)
Total		$477,018					$1,144

At March 31, 2007, derivative instruments were reported at their fair value as net assets of $1,144.  Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Income of $1,901.  For the three months ended March 31, 2007 we recognized a reduction in interest expense of $7 attributable to the ineffective component of our derivative instruments designated as cash flow hedges.  For the same period we reclassified through earnings (i) $385 representing the gains and losses previously reported in Accumulated Other Comprehensive Income, which were reclassified into earnings at the same time that the forecasted transactions affect earnings, and (ii) a $1,295 increase in earnings representing the change in value of undesignated derivatives which are not speculative for economic purposes, one of which was related to a debt investment sold during the three months ended March 31, 2007.  Currently, all derivative instruments are designated as cash flow hedging instruments with the exception of a $20,000 notional cap, and a $9,363 notional Prime-LIBOR basis swap, which are effective economic hedges but have not been designated.  Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

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

For the three months ended March 31, 2007 and 2006, we recorded $534 and $47 of income tax expense, respectively, in income from continuing operations for income attributable to our wholly-owned taxable REIT subsidiaries. We have assumed an effective tax rate for the three months ended March 31, 2007 of 41% taking into consideration the anticipated applicable U.S. federal statutory tax rate at March 31, 2007 of 34% and state and local taxes.

19.  Environmental Matters

Our management believes we are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues.  Our management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows.

20.  Segment Reporting

Statement of Financial Accounting Standard No. 131, or “SFAS No. 131,” establishes standards for the way that public entities report information about operating segments in their annual financial statements.  As of March 31, 2007 we were a REIT focused primarily on originating and acquiring loans and securities related to real estate and under the provisions of SFAS No. 131 operated in only one segment.

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

The following table represents non-cash activities recognized in other comprehensive income for the three months ended March 31, 2007 and 2006:

	2007	2006
Deferred gains/(losses) and other non-cash activity related to derivatives	$(1,832)	$3,784

22.  Subsequent Events

On April 18, 2007, we sold 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock (including the underwriters’ over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares receive annual dividends of $2.03125 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, we may at our option redeem the Series A cumulative redeemable preferred stock at par for cash. The Series A cumulative redeemable preferred stock was recorded net of underwriters discount and issuance costs.   Net proceeds from the offering of approximately $110,978 were used to repay amounts outstanding under our repurchase facilities, and for other general corporate purposes.

On April 9, 2007 we closed on a $17,492 initial investment through a TIC structure in a joint venture with SL Green to acquire the fee interest in 2 Herald Square in New York, New York, or 2 Herald.   On April 11, 2007, the joint venture completed the acquisition of the fee interest in 2 Herald for the purchase price of approximately $225,000 plus closing costs, financed in part with a $191,250 first mortgage loan.  The first mortgage is non-recourse to the joint venture or to us. 2 Herald is a 354,400 square foot office and retail property located at 1328 Broadway in New York, New York, which is subject to a long-term ground lease for a term of 70 years.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States. We have also established a real estate securities business that will focus on the acquisition, trading and financing of commercial mortgage backed securities, or CMBS, and other real estate related securities.  When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken.  We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership.  We are externally managed and advised by GKK Manager LLC, or our Manager, a majority-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green.  We have elected to be taxed as a REIT under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders.  However, we may establish TRSs to effect various taxable transactions.  Those TRSs would incur federal, state and local taxes on the taxable income from their activities.  Unless the context requires otherwise, all references to “we,” “our” and “us” mean Gramercy Capital Corp.

In each financing transaction we undertake, we seek to control as much of the capital structure as possible in order to be able to identify and retain that portion that provides the best risk adjusted returns.  This is generally achieved through the direct origination of whole loans, the ownership of which permits a wide variety of financing, syndication, and securitization executions to achieve excess returns for the risks being taken.  By providing a single source of financing for developers and sponsors, we streamline the lending process, provide greater certainty for borrowers, and retain the high yield debt instruments that we manufacture.  By originating, rather than buying, whole loans, subordinate interests in whole loans, mezzanine debt and preferred equity, we strive to deliver superior returns to our stockholders.

Since our inception, we have completed transactions in a variety of markets and secured by a variety of property types, and the market for commercial real estate debt has continued to demonstrate low rates of default, high relative returns, and inflows of capital.  Consequently, the market for debt instruments has evidenced declining yields and more flexible credit standards and loan structures.  In particular, “conduit” originators who package whole loans for resale to investors have driven debt yields lower while maintaining substantial liquidity because of the strong demand for the resulting securities.  Because of reduced profits in the most liquid sectors of the mortgage finance business, several large institutions have begun originating large bridge loans for the purpose of generating interest income, rather than the typical focus on trading profits.  In this environment we have focused on areas where we have comparative advantages rather than competing for product merely on the basis of yield or structure.  This has particularly included whole loan origination in markets and transactions where we have an advantage due to (i) knowledge or relationships we have, (ii) knowledge or relationships of our largest stockholder, SL Green, and (iii) where we have an ability to better assess and manage risks over time.  When considering investment opportunities in secondary market transactions in tranched debt, we generally avoid first loss risk in larger transactions due to the high current valuation of the underlying real estate relative to historic valuation levels.  Because of the significant increase in the value of institutional quality assets relative to historic norms, we typically focus on positions in which a conventional refinancing at loan maturity would provide for a complete return of our investment.

Because of the high relative valuation of debt instruments in the current market and a generally increasing rate environment, we have carefully managed our exposure to interest rate changes that could affect our liquidity.  We generally match our assets and liabilities in terms of base interest rate (generally one-month LIBOR) and expected duration.  We have also been active in the equity and debt markets since 2004 to take advantage of cost effective sources of capital, maintain liquidity and attractively finance our business. We raised $95,000 of additional equity in December 2004 and January 2005 to reduce our outstanding indebtedness and maintain sufficient liquidity for our investment portfolio.  In September 2005 we sold 3,833,333 shares of common stock resulting in net proceeds of approximately $97,830 and in May 2006 we sold 3,000,000 shares of common stock resulting in net proceeds of approximately $80,000.  In April 2007 we sold 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock, resulting in net proceeds of approximately $110,978.  The proceeds of these offerings were used to fund loan acquisitions and originations, repay outstanding principal amounts under our repurchase facilities or unsecured revolving credit facilities and for general corporate purposes. We have also sold a total of $150,000 of trust preferred securities in three $50,000 issuances in May and August 2005 and January 2006 through wholly-owned subsidiaries of our Operating Partnership with 30 year terms.  The securities issued in May bear interest at a fixed rate of 7.57% for the first ten years ending, the securities issued in August bear interest at a fixed rate of 7.75% for the first ten years and the securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years.  After the first ten years, the 2005 issuances bear interest at three-month LIBOR plus 300 basis points while the 2006 issuance bears interest at three-month LIBOR plus 270 basis points.  The proceeds from the issuances of the trust preferred securities were used to fund existing and future investment opportunities.   In July 2005 we closed our first $1,000,000 CDO which extended the term of our liabilities and reduced our overall cost of funds with respect to debt investments financed by the CDO and previously financed by our repurchase agreements, to approximately 49 basis points over LIBOR, excluding transaction costs.  Our second $1,000,000 CDO was closed in August 2006 at a weighted average interest spread of approximately 37 basis points over LIBOR, excluding transaction costs.  The proceeds of the CDOs were used to repay our repurchase facilities and to fund additional investment activities.  In May 2006 we also closed on a $100,000 unsecured credit facility with an initial term of three years and interest spreads between 1.90% and 2.10%.

As of March 31, 2007, we held loans and other lending investments of $2,456,979 net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 396 basis points for our floating rate investments, and an average yield of 9.48% for our fixed rate investments.  As of March 31, 2007, we also held interests in four credit tenant lease, or CTL, investments comprised of a 49.75% tenancy-in-common, or TIC, interest in 55 Corporate Drive in Bridgewater, New Jersey, and three joint venture investments.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of March 31, 2007 and December 31, 2006 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2007	2006	2007	2006	2007	2006	2007	2006
Whole loans, floating rate	$1,407,592	$1,372,316	57%	63%	—	—	337 bps	327 bps
Whole loans, fixed rate	134,082	42,376	5%	2%	9.08%	11.69%	—	—
Subordinate interests in whole loans, floating rate	174,314	236,308	7%	11%	—	—	421 bps	445 bps
Subordinate interests in whole loans, fixed rate	49,042	48,769	2%	2%	8.21%	8.54%	—	—
Mezzanine loans, floating rate	430,809	226,675	18%	10%	—	—	577 bps	665 bps
Mezzanine loans, fixed rate	216,868	216,216	9%	10%	9.80%	9.92%	—	—
Preferred equity, fixed rate	44,272	44,224	2%	2%	10.57%	10.68%	—	—
Total / Average	$2,456,979	$2,186,884	100%	100%	9.48%	10.04%	396 bps	384 bps

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  We maintained a reserve of $3,708 and $2,460 at March 31, 2007 and December 31, 2006, respectively.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Classifications of Mortgage-Backed Securities

Mortgage-backed securities, or MBS, are classified as available-for-sale securities.  As a result, changes in fair value will be recorded as a balance sheet adjustment to accumulated other comprehensive income, which is a component of stockholders equity, rather than through our statement of operations.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of March 31, 2007 that were accounted for as trading securities.

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

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46.  In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments.  The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to us.  As of March 31, 2007 and December 31, 2006, we had investments of $56,779 and $57,567 in unconsolidated joint ventures, respectively.

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

In some instances we may sell all or a portion of our investments to a third party.  To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income.  To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income.  For the three months ended March 31, 2007 and 2006, we recognized $2,686 and $1,114 in net gains from the sale of debt investments or commitments.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for loan losses.  We maintained a reserve for possible loan losses of $3,708 against investments with a carrying value of $141,709 as of March 31, 2007, and a reserve for possible loan losses of $2,460 against investments with a carrying value of $131,427 as of December 31, 2006.

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

The fair value of each stock option granted is estimated on the date of grant for awards to co-leased employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2007 and 2006.

	2007	2006
Dividend yield	7.5%	8.0%
Expected life of option	6.0 years	6.7 years
Risk-free interest rate	4.61%	4.14%
Expected stock price volatility	22.5%	21.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders.  We incurred approximately $2,817 and $1,193 with respect to such Class B limited partner interests for the three months ended March 31, 2007 and 2006, respectively.

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

Results of Operations (Amounts in thousands)

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

Revenues

	2007	2006	$ Change
Investment income	$59,969	$31,879	$28,090
Rental revenue, net	1,736	914	822
Gain on sales and other income	6,429	4,197	2,232
Total revenues	68,134	36,990	$31,144

Equity in net loss of unconsolidated joint ventures	$(695)	$(727)	$32

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and real estate securities investments.  For the three months ended March 31, 2007, $10,135 was earned on fixed rate investments while the remaining $49,834 was earned on floating rate investments.  The increase over the prior year is due primarily to a larger number of investments in 2007 versus 2006 at moderately higher spreads on our floating rate investments.

Rental revenue of $1,736 in 2007 was earned on our TIC interest in 55 Corporate Drive, which has been held as a proportionately consolidated property since its acquisition in June 2006. Following its acquisition, 55 Corporate Drive was being redeveloped. The property was accounted for as an operating property beginning in the three months ended December 31, 2006.  Rental revenue in 2007 includes the effect of adjustments for straight-line rent and FASB 141 adjustments for below-market leases for 55 Corporate Drive.  Rental revenue of $914 in 2006 was earned on only 200 Franklin Square Drive.

Other income of $6,429 for the three months ended March 31, 2007 is comprised primarily of gains recorded on the sale of one debt investment of $2,686.  The remaining increase over the prior year is primarily attributable to interest on restricted cash balances in our two CDOs (only one of which was in place in the same period of 2006) and other cash balances held by us. For the three months ended March 31, 2006, other income of $4,197 was comprised primarily of income recorded on the sale of two fixed rate debt investments and one debt commitment of $1,114, and the gain on the sale of security interests in the entity that owns 200 Franklin Square Drive of $1,718.

The loss on investments in unconsolidated joint ventures of $695 for the three months ended March 31, 2007 represents our proportionate share of the losses generated by our joint venture interests including $1,947 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $1,252.  The loss on investments in unconsolidated joint venture of $727 for the three months ended March 31, 2006 was generated primarily on our investment in One Madison Avenue in New York, New York.  Our use of FFO as an important financial measure is discussed in more detail below.

Expenses

	2007	2006	$ Change
Interest expense	$36,461	$17,721	$18,740
Management fees	4,839	3,523	1,316
Incentive fee	2,817	1,193	1,624
Depreciation and amortization	671	455	216
Marketing, general and administrative	3,820	2,770	1,050
Provision for loan loss/(recovery)	1,248	—	1,248
Provision for taxes	534	47	487
Total expenses	$50,390	$25,709	$24,681

Interest expense was $36,461 for the three months ended March 31, 2007 compared to $17,721 for the three months ended March 31, 2006.  Interest expense for the three months ended March 31, 2007 consisted primarily of $24,826 of interest on the investment grade tranches of our two CDOs (only one of which was in place during the same period in 2006), $4,178 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, $2,871 of expense on our three $50,000 issuances of trust preferred securities, $1,567 of interest on our unsecured revolving credit facility, and the amortization of deferred financing costs related to our CDOs, repurchase facilities and unsecured revolving credit facility.  The $17,721 of interest expense during the same period in 2006 was comprised primarily of $10,130 of interest on the investment grade tranches of our first CDO, $3,524 of interest on borrowings on our master repurchase facilities, and $2,555 of expense accrued against our three $50,000 issuances of trust preferred securities.

Management fees increased $1,316 for the three months ended March 31, 2007 to $4,839 versus $3,523 for the same period in 2006 due primarily to an increase in our stockholder’s equity as a result of additional issuances of common equity and the full quarter effect of our third issuance of $50,000 of trust preferred securities in January 2006, on which base management fees are calculated.  The remaining increase is comprised of $1,071 paid or payable to our Manager on investments in our two CDOs (only one of which was in place during the same period in 2005) in accordance with the CDO collateral management agreements in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on those investments under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsourcing and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsourcing agreement.

We recorded an incentive fee expense of $2,817 during the three months ended March 31, 2007 in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We also recorded incentive fee expense of $1,193 for the three months ended March 31, 2006, which reflects a lower FFO recognized during that period compared to 2007.

The increase in marketing, general and administrative expenses to $3,820 for the three months ended March 31, 2007 versus the same period in 2006 was due primarily to higher equity related compensation, professional fees, insurance and general overhead costs.  As a percentage of total revenues, marketing, general and administrative expenses declined to 5.6% for the three months ended March 31, 2007 from 7.5% for the same period in 2006.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs.  Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase facilities and unsecured revolving credit facility; 3) our CDOs; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings, 6) issuances of trust preferred securities and, to a lesser extent, 7) the proceeds from principal payments on our investments, and 8) the sale or syndication of certain of our debt investments or real estate investments.  We believe these sources of financing will be sufficient to meet our short-term liquidity needs.

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

Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital.  Our inability to renew, replace or expand our sources of financing on substantially similar terms, may have an adverse effect on our business and results of operations.  In addition, an event of default can be triggered under our repurchase facilities and our unsecured revolving credit facility  if, among other things, the amended and restated management agreement with our Manager is terminated.  Depending on market conditions, our debt financing will generally be in the range of 70% to 80% of the carrying value of our total assets.  Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties in connection with such debt.  Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability.  Moreover, our debt may be secured by our assets.  If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal.  If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender.  The lender could also sue us or force us into bankruptcy.  Any such event would have a material adverse effect on our liquidity and the value of our common stock.  In addition, posting additional collateral to support our credit and repurchase facilities will reduce our liquidity and limit our ability to leverage our assets.

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

Cash Flows (Amounts in thousands)

Net cash provided by operating activities increased $101,574 to $93,500 for the three months ended March 31, 2007 compared to cash used of $8,074 for same period in 2006.  Operating cash flow was generated primarily by interest income on our whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity interests and gains on loan sales due, in part, to a larger number of investments in 2007 versus 2006 at a moderately higher spread for our floating rate investments in 2007.  In addition, we recognized $175,246 of proceeds from the sale of debt investments offset by only $92,238 of cash used for new investments that are held for sale during the three months ended March 31, 2007 as compared to a net use of cash of $20,441 from the origination and sale of debt investments held for sale during the same period of 2006.

Net cash used in investing activities increased $21,284 to $336,430 for the three months ended March 31, 2007 compared to $315,146 used during the three months ended March 31, 2006.  The primary reason for the additional use of cash is related to increased debt investment originations of $338,212, offset by higher principal collections on our debt investments of $306,740.

Net cash provided by financing activities decreased $58,599 to $240,046 for the three months ended March 31, 2007 compared to $298,645 provided during the same period in 2006.  This decrease was due primarily to the net decrease in the outstanding borrowings on our repurchase facilities of $31,134 during the three months ended March 31, 2007 versus additional borrowings of $259,826 during the same period of 2006.  This is offset by proceeds from our unsecured revolving credit facility during 2007 of $75,000, which facility was not in place during the same period in 2006, and higher cash balances held in our two CDOs in 2007.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200.  On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172.9 million, which was used to fund investments and commence our operations.  As of March 31, 2007, 493,083 restricted shares had also been issued under our 2004 Equity Incentive Plan, or our Equity Incentive Plan.  These shares have a vesting period of two to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

On December 3, 2004, we sold 5,500,000 shares of our common stock resulting in net proceeds of approximately $93.7 million under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, or the Securities Act.  We subsequently registered the resale of these shares under the Securities Act in August 2005.  A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in the outstanding shares of our common stock.  Of the 5,500,000 shares sold, 2,000,000 shares were settled on December 31, 2004 and the remaining 3,500,000 shares were settled on January 3, 2005.

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

On April 18, 2007, we sold 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock (including the underwriters’ over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares receive annual dividends of $2.03125 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, we may at our option redeem the Series A cumulative redeemable preferred stock at par for cash. The Series A cumulative redeemable preferred stock was recorded net of underwriters discount and issuance costs.   Net proceeds from the offering of approximately $110,978 were used to repay amounts outstanding under our repurchase facilities, and for other general corporate purposes.

In August 2005, our $350 million shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  We currently have $55.9 million available under the shelf.

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

As of March 31, 2007, 26,044,806 shares of our common stock and no shares of our preferred stock were issued and outstanding.

Outperformance Plan (Amounts in thousands except per share data)

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share.  The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares.  If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established.  In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period.  Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved.  Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election.  Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established.  The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green.   We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R).  Compensation expense of $383 and $293 was recorded for the three months ended March 31, 2007 and 2006, respectively, related to the 2005 Outperformance Plan.

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

As of March 31, 2007, there were approximately 22,940 phantom stock units outstanding, of which 12,940 units are vested.

Market Capitalization

At March 31, 2007, our CDOs and borrowings under our repurchase facilities, unsecured revolving credit facility and mortgage loans (excluding our share of joint venture debt of $341.6 million) represented 73% of our consolidated market capitalization of $2.9 billion (based on a common stock price of $30.68 per share, the closing price of our common stock on the New York Stock Exchange on March 30, 2007).  Market capitalization includes our consolidated debt and common stock.

Indebtedness

The table below summarizes borrowings under our Wachovia and Goldman repurchase facilities, KeyBank unsecured revolving credit facility and any proportionately consolidated mortgage debt or term loans at March 31, 2007 and December 31, 2006, respectively (amounts in thousands).

Debt Summary:	March 31, 2007		December 31, 2006
Balance:
Fixed rate	$94,525(	1)	$94,525(	1)
Variable rate	336,278		292,412
Total	$430,803		$386,937

Effective interest rate for the period:
Fixed rate	5.75%		5.75%
Variable rate	LIBOR+1.65%		LIBOR+1.72%

(1)             We have a 49.75% interest in the entity that is the obligor under the mortgage note.

Repurchase Facilities

We have two repurchase facilities with an aggregate of $900,000 of total debt capacity.  In August 2004 we closed on a $250,000 repurchase facility with Wachovia.  This facility was then increased to $350,000 on January 3, 2005 and subsequently increased to $500,000 on April 22, 2005.  On March 21, 2006 we further modified the facility by reducing the interest spreads.  As a result of the modifications, the $500,000 facility bears interest at spreads of 1.00% to 2.50% over three month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 100% based upon the collateral provided under a borrowing base calculation.  On October 13, 2006 we extended the facility’s maturity date until October 2009.  The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $166,303 at a weighted average spread to LIBOR of 1.61% as of March 31, 2007, and no accrued interest and borrowings of $151,403 at a weighted average spread to LIBOR of 1.86%, as of December 31, 2006.

On January 3, 2005, we closed an additional repurchase facility with Goldman.  On October 13, 2006 we increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009.  On March 21, 2006 we modified this facility by reducing the interest spreads.  As a result of the modifications, the facility bears interest at spreads of 1.00% to 2.25% over three month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 40% to 85% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia repurchase facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  We had accrued interest of $646 and borrowings of $79,975 at a weighted average spread to LIBOR of 1.22% as of March 31, 2007, and accrued interest of $261 and borrowings of $126,009 at a weighted average spread to LIBOR of 1.51% under this facility at December 31, 2006.

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

Restrictive Covenants

The terms of our repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets under the Wachovia facility or a debt to equity ratio less than or equal to 5:1 under the Goldman facility, (b) require us to maintain minimum liquidity of at least $10,000 for the first two years and $15,000 thereafter under the Goldman facility, and at least $15,000 under the Wachovia facility, (c) require our fixed charge coverage ratio to be at no time less than 1.50 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.75 to 1.00 under the Wachovia facility, (e) require us to maintain minimum tangible net worth of not less than (i) $129,750, plus (ii) 75% of the net proceeds of our subsequent equity issuances following our initial public offering under the Goldman facility and not less than (i) $400,000, plus (ii) 75% of the proceeds of our subsequent equity issuances following the date of the October 2006 amendment under the Wachovia facility and (f) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined therein) under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as our Manager.  As of March 31, 2007 and December 31, 2006, we were in compliance with all such covenants.

Unsecured Revolving Credit Facility

In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option.  The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation.  The lender also has consent rights to the inclusion of assets in the borrowing base calculation.  The facility bears interest at 1.90% over one-month LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over one-month LIBOR to the extent out leverage ratio is equal to or greater than 80%. We had accrued interest of $414 and borrowings of $90,000 at a spread to LIBOR of 2.10% as of March 31, 2007, and accrued interest of $75 and borrowings of $15,000 at a spread to LIBOR of 2.10% under this facility at December 31, 2006.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.50, (c) require our minimum interest coverage ratio to be at no time less than 1.70, (d) require us to maintain minimum tangible net worth of not less than $370,000 plus 75% of the net proceeds from equity offerings completed after the closing of the facility and (e) restrict the maximum amount of our total indebtedness.  The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our Manager.  As of March 31, 2007 and December 31, 2006, we were in compliance with all such covenants.

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

During 2006 we issued an additional approximately $1,000,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO consists of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer.  The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. We incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

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

Junior Subordinated Debentures

In January 2006, May 2005 and August 2005, we completed issuances of $50,000 each in unsecured trust preferred securities through three DST’s, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust II, or GCT III, that are also wholly-owned subsidiaries of our Operating Partnership.  The securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing.  Thereafter the rate will float based on the three-month LIBOR plus 270 basis points.  The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015.  Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

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

Contractual Obligations

Combined aggregate principal maturities of our CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note related to our TIC interest in 55 Corporate Drive, unsecured revolving credit facility and our obligations under our management agreement, outsourcing agreement, CDO collateral management agreement and operating lease as of March 31, 2007 are as follows (amounts in thousands):

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable(1)	Revolving Credit Facility	Outsourcing and Management Agreements(2)	CDO Collateral Management Agreements	Operating Lease	Total
2007	$—	$—	$—	$—	$—	$9,167	$3,214	$193	$12,574
2008	—	—	—	—	—	12,208	4,286	261	16,755
2009	—	246,278	—	—	90,000	12,250	4,286	265	353,079
2010	—	—	—	—	—	—	3,351	283	3,634
2011	—	—	—	—	—	—	1,469	297	1,766
Thereafter	1,714,250	—	150,000	94,525	—	—	—	1,054	1,959,829
Total	$1,714,250	$246,278	$150,000	$94,525	$90,000	$33,625	$16,606	$2,353	$2,347,637

(1)          We have a 49.75% interest in the mortgage.

(2)          Management fee is calculated as 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) on March 31, 2007, inclusive of the trust preferred securities issued on May 20, 2005, August 9, 2005 and January 27, 2006.

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

Related Party Transactions (Amounts in thousands)

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006.  The amended and restated management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights.  We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities.  We incurred expense to our Manager under this agreement of an aggregate of $2,667 and $2,236 for the three months ended March 31, 2007 and 2006, respectively.

To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  We incurred $2,817 and $1,193 with respect to such Class B limited partner interests for the three months ended March 31, 2007 and 2006.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets.  The asset servicing fee is reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us.  The outsourcing agreement currently provides for an annual fee payable by us, which fee is currently $1,326 per year, increasing 3% annually over the prior year on the anniversary date of the outsourcing agreement in August of each year.  For the three months ended March 31, 2007 and 2006, we realized expense of $332 and $322, respectively, to our Manager under the outsourcing agreement.  For the three months ended March 31, 2007 and 2006, we realized expense of $769 and $460, respectively, to our Manager under the asset servicing agreement.

In connection with the closing of our first CDO in July 2005, the Issuer, Gramercy Real Estate CDO 2005-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities not held by us.  At March 31, 2007 and December 31, 2006 we owned all of the non-investment grade bonds, preferred equity and equity in both CDOs.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us.  For the three months ended March 31, 2007 and 2006, we realized expense of $507 and $500, respectively, to our Manager under such collateral management agreement.

Collateral manager fees paid on our CDO that closed in August 2006 are governed by the amended and restated management agreement as a “transitional managed” CDO, as defined in the amended and restated management agreement, consisting primarily of debt investments secured by non-stabilized real estate.  The amended and restated management agreement provides that in connection with formations of collateralized debt obligations or other securitization vehicles after the execution of the amended and restated management agreement, if a collateral manager is retained, our Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for “transitional managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for “non-transitional managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. The balance of the fees paid by the CDOs for collateral management services are paid to us.  For the three months ended March 31, 2007 we realized expense of $565 to our Manager under this agreement.

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

Commencing May 1, 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.  For the three months ended March 31, 2007 and 2006, we paid $63 and $62 under this lease, respectively.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman.  The aggregate amount of fees paid by us for such services for the three months ended March 31, 2007 and 2006, was $1 and less than $1, respectively.

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

On March 17, 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder.  The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture.  The whole loan loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,131 and $90,049 as of March 31, 2007 and December 31, 2006, respectively.

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

During the three months ended March 31, 2006, we earned fees of $163 from SL Green representing SL Green’s proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

On January 10, 2007, we originated two mezzanine loans totaling $200,000.  The $150,000 loan is secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and currently bears interest at one-month LIBOR plus 6.00%.  The $50,000 loan was initially secured by a pledge of cash flow distributions and partial equity interests in an office property.  On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan.  The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding.  At closing, an affiliate of SL Green acquired from us and currently holds a 15.15% pari-passu interest in the mezzanine loan and the whole loan.  As of March 31, 2007, our interest in the mezzanine loan had a carrying value of $127,038 and our interest in the whole loan had a carrying value of $68,364.

On March 20, 2007, we closed on the acquisition of a $62,500 pari-passu interest in one tranche of a multiple-level mezzanine structure secured primarily by pledges of equity and rights to cash distributions, which will be used to fund the acquisition of a large office portfolio.  The investment bears interest at one-month LIBOR plus 2.85%.  At closing, an affiliate of SL Green simultaneously acquired a $62,500 pari-passu interest in the same tranche of the mezzanine structure.  After giving effect to principal repayments, our investment had a carrying value of $60,360 as of March 31, 2007. The investment was repaid in full in May 2007.

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

FFO for the three months ended March 31, 2007 and 2006 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Net income available to common stockholders	$17,049	$10,554
Add:
Depreciation and amortization	2,419	1,422
FFO adjustment for unconsolidated joint ventures	1,947	1,879
Less:
Non real estate depreciation and amortization	(1,836)	(1,184)
Funds from operations	$19,579	$12,671

Funds from operations per share—basic	$0.75	$0.55
Funds from operations per share—diluted	$0.71	$0.53

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

•                  availability of qualified personnel;

•                  availability of investment opportunities on real estate-related and other securities;

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

•                  competition with other companies;

•                  our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes and qualify for our exemption under the Investment Company Act, our operating partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•                  changes in governmental regulations, tax rates and similar matters;

•                  legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company); and

•                  other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, or SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends FASB Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest in other than another derivative financial instrument. SFAS No. 155 is effective January 1, 2007 and did not have a material effect on our financial results for the three months ended March 31, 2007.

In June of 2006 the FASB issued Financial Interpretation No. 48, or FIN 48.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007 for the Company. The adoption of FIN 48 did not have a material impact on our financial results for the three months ended March 31, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, or SAB 108, which became effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. The implementation of SAB 108 did not have an impact on our financial results for the three months ended March 31, 2007.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on financial results.

In February 2007, the FASB issued Statement No. 159, or SFAS 159, ‘‘The Fair Value Option for Financial Assets and Financial

Liabilities.’’ SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

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

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments as of March 31, 2007 and December 31, 2006 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2007	2006	2007	2006	2007	2006	2007	2006
Whole loans, floating rate	$1,407,592	$1,372,316	57%	63%	—	—	337 bps	327 bps
Whole loans, fixed rate	134,082	42,376	5%	2%	9.08%	11.69%	—	—
Subordinate interests in whole loans, floating rate	174,314	236,308	7%	11%	—	—	421 bps	445 bps
Subordinate interests in whole loans, fixed rate	49,042	48,769	2%	2%	8.21%	8.54%	—	—
Mezzanine loans, floating rate	430,809	226,675	18%	10%	—	—	577 bps	665 bps
Mezzanine loans, fixed rate	216,868	216,216	9%	10%	9.80%	9.92%	—	—
Preferred equity, fixed rate	44,272	44,224	2%	2%	10.57%	10.68%	—	—
Total / Average	$2,456,979	$2,186,884	100%	100%	9.48%	10.04%	396 bps	384 bps

(1)          Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)          Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of March 31, 2007, our debt investment portfolio had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2007	17	408,781	17%
2008	23	978,891	40%
2009	22	636,497	26%
2010	6	81,863	3%
2011	2	56,930	2%
Thereafter	11	294,017	12%
Total	81	2,456,979	100%

Weighted average maturity (1)		2.3 years

(1)          The calculation of weighted average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

Combined aggregate principal maturities of our consolidated CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive, and unsecured revolving credit facility as of March 31, 2007 are as follows:

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable		Unsecured Revolving Credit Facility	Total
2007	$—	$—	$—	$—		$—	$—
2008	—	—	—	—		—	—
2009	—	246,278	—	—		90,000	336,278
2010	—	—	—	—		—	—
2011	—	—	—	—		—	—
Thereafter	1,714,250	—	150,000	94,525	(1)		1,958,775
Total	$1,714,250	$246,278	$150,000	$94,525		$90,000	$2,295,053

(1) We have a 49.75% interest in the mortgage note.

The following table summarizes the notional and fair value of our derivative financial instrument at March 31, 2007.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate		Effective Date	Expiration Date	Fair Value
Interest Rate Swap	3 month LIBOR	$12,000	9.850%		8/2006	8/2011	$(144)
Basis Swap	1 month PRIME	9,363	+722	bps	8/2006	12/2007	(2)
Interest Rate Swap	3 month LIBOR	39,551	4.420%		7/2005	2/2014	1,106
Interest Rate Swap	1 month LIBOR	31,686	3.855%		7/2005	11/2009	761
Interest Rate Swap	1 month LIBOR	3,465	4.280%		7/2005	12/2009	47
Interest Rate Cap	3 month LIBOR	23,713	5.700%		11/2005	12/2007	1
Interest Rate Swap	1 month LIBOR	3,960	4.959%		12/2005	12/2015	7
Interest Rate Swap	1 month LIBOR	6,316	4.760%		1/2006	3/2015	75
Interest Rate Swap	3 month LIBOR	3,465	5.178%		4/2006	3/2010	(32)
Interest Rate Cap	3 month LIBOR	20,000	6.000%		4/2006	4/2007	—
Interest Rate Swap	3 month LIBOR	24,891	5.445%		8/2006	7/2016	(762)
Interest Rate Swap	1 month LIBOR	36,500	4.837%		12/2006	11/2009	(14)
Interest Rate Swap	1 month LIBOR	42,718	4.990%		1/2007	1/2017	95
Interest Rate Swap	1 month LIBOR	64,076	4.990%		1/2007	1/2017	146
Interest Rate Swap	1 month LIBOR	39,600	5.025%		3/2007	3/2017	(21)
Interest Rate Swap	1 month LIBOR	29,700	5.025%		3/2007	3/2017	(15)
Total Return Swap	Lehman CMBS Investment Grade 8.5+ Yr Index	36,422	+ 22	bps	3/2007	3/2008	—
Total Return Swap	Lehman CMBS Investment Grade 8.5+ Yr Index	27,317	+22	bps	3/2007	3/2008	—
Interest Rate Swap	1 month LIBOR	22,275	5.078%		4/2007	4/2017	(104)
Total		$477,018					$1,144

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

We incorporate by reference the information required by this Item 1 of Part II to the information regarding litigation in Note 16 to the Consolidated Financial Statements contained in Part I of this report

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)          Exhibits:

Exhibit No.	Description

3.1*

Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 5 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on July 26, 2004 and declared effective by the Commission on July 27, 2004)

3.2*

Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $.001 per share (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (No. 001-32248) which was filed with the Commission on April 18, 2007).

3.3*

Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Amendment No. 2 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on June 23, 2004 and declared effective by the Commission on July 27, 2004)

4.1*

Form of specimen stock certificate evidencing the common stock of the Company, par value $.001 per share (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (No. 001-32248) which was filed with the Commission on April 18, 2007).

4.2*

Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $.001 per share (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K (No. 001-32248) which was filed with the Commission on April 18, 2007).

10.1*

Underwriting Agreement, dated April 13, 2007, by and among Gramercy Capital Corp., GKK Capital LP, GKK Manager LLC and Wachovia Capital Markets, LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K (No. 001-32248) which was filed with the Commission on April 18, 2007).

10.2*

First Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital Corp (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (No. 001-32248) which was filed with the Commission on April 18, 2007).

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

Date: May 10, 2007