Form 10-Q
period 2007-06-30
GRAMERCY CAPITAL CORP
filed 2007-08-09
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 26,074,971 as of August 9, 2007.

GRAMERCY CAPITAL CORP.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PART I.                 FINANCIAL INFORMATION

ITEM 1.                  Financial Statements

Gramercy Capital Corp.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Cash and cash equivalents	$19,403	$19,314
Restricted cash equivalents	148,652	354,283
Loans and other lending investments, net	2,635,115	2,144,151
Commercial mortgage backed securities, available-for-sale	24,065	—
Investment in unconsolidated joint ventures	74,302	57,567
Loans held for sale, net	194,641	42,733
Commercial real estate, net	102,092	99,821
Accrued interest	15,246	12,092
Deferred financing costs	26,901	27,456
Deferred costs	1,312	1,271
Derivative instruments, at fair value	12,898	2,910
Other assets	2,490	4,515
Total assets	$3,257,117	$2,766,113

Liabilities and Stockholders’ Equity:
Repurchase agreements	$556,659	$277,412
Credit facilities	90,000	15,000
Collateralized debt obligations	1,714,250	1,714,250
Mortgage note payable	94,525	94,525
Management fees payable	2,301	2,093
Incentive fee payable	3,784	1,195
Dividends payable	18,225	14,419
Accounts payable and accrued expenses	25,414	24,750
Other liabilities	10,041	11,809
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	150,000
Total liabilities	2,665,199	2,305,453

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 26,072,471 and 25,878,391 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	26	26
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, 4,600,000 and 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	111,205	—
Additional paid-in-capital	457,956	453,766
Accumulated other comprehensive income	12,517	2,890
Retained earnings	10,214	3,978
Total stockholders’ equity	591,918	460,660
Total liabilities and stockholders’ equity	$3,257,117	$2,766,113

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Investment income	$72,828	$39,134	$132,797	$71,013
Rental revenue, net	1,850	—	3,586	914
Gain on sales and other income	3,625	4,371	10,054	8,568
Total revenues	78,303	43,505	146,437	80,495

Expenses
Interest expense	39,209	20,777	75,670	38,499
Management fees	5,414	3,861	10,253	7,384
Incentive fee	3,784	1,578	6,601	2,771
Depreciation and amortization	1,088	228	1,759	683
Marketing, general and administrative	4,103	2,779	7,923	5,549
Provision for loan loss	2,900	500	4,148	500
Total expenses	56,498	29,723	106,354	55,386
Income before equity in net income (loss) of unconsolidated joint ventures and provision for taxes	21,805	13,782	40,083	25,109
Equity in net income (loss) of unconsolidated joint ventures	484	(630)	(211)	(1,357)
Income before provision for taxes	22,289	13,152	39,872	23,752
Provision for taxes	(429)	(335)	(963)	(382)
Net Income	21,860	12,817	38,909	23,370
Preferred stock dividends	(1,895)	—	(1,895)	—
Net income available to common stockholders	$19,965	$12,817	$37,014	$23,370

Basic earnings per share:
Net income available to common stockholders	$0.77	$0.53	$1.42	$0.99
Diluted earnings per share:
Net income available to common stockholders	$0.73	$0.50	$1.35	$0.94
Dividends per common share	$0.63	$0.51	$1.19	$1.01
Basic weighted average common shares outstanding	26,049	24,334	26,037	23,575
Diluted weighted average common shares and common share equivalents outstanding	27,462	25,530	27,467	24,767

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statement of Stockholders’ Equity

(Unaudited, amounts in thousands, except share data)

	Common		Series A Preferred Stock	Additional Paid- In-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive Income
	Stock
		Par
	Shares	Value
Balance at December 31, 2006	25,878	$26	$—	$453,766	$2,890	$3,978	$460,660
Net income						38,909	38,909	$38,909
Net unrealized gain on derivative instruments					10,864		10,864	10,864
Net unrealized loss on securities available-for-sale					(1,237)		(1,237)	(1,237)
Stock-based compensation — fair value				2,374			2,374
Proceeds from stock option exercises	57			1,050			1,050
Deferred compensation plan, net	137			766			766
Issuance of shares of preferred stock, net of expenses			$111,205				111,205
Dividends declared on preferred stock						(1,895)	(1,895)
Dividends declared on common stock						(30,778)	(30,778)
Balance at June 30, 2007	26,072	$26	$111,205	$457,956	$12,517	$10,214	$591,918	$48,536

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net income	$38,909	$23,370
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	6,220	2,743
Amortization of discount, premium and other fees on investments	(15,588)	(4,663)
Deferred rents receivable	(3,586)	—
Equity in net loss of unconsolidated joint ventures	211	1,357
Gain on sale of security interests in operating real estate	—	(4,350)
Amortization of stock compensation	3,140	1,589
Provision for loan loss	4,148	500
Unrealized loss on derivative instruments	33	—
Net realized gain on loans held for sale and loan commitments	(4,354)	(753)
Changes in operating assets and liabilities:
New investments in loans held for sale	(151,638)	(62,213)
Proceeds from sale of loans held for sale and loan commitments	177,414	41,665
Accrued interest	(3,154)	(3,850)
Other assets	2,021	(1,496)
Management fees payable	208	355
Incentive fee payable	2,589	1,534
Settlement of derivative instruments	(460)	843
Accounts payable, accrued expenses and other liabilities	(2,051)	22,456
Net cash provided by operating activities	54,062	19,087
Investing Activities
New investment originations and funded commitments	(1,218,083)	(715,095)
Principal collections on investments	550,909	288,106
Proceeds from loan syndications	15,139	—
Investment in commercial real estate	151	(98,925)
Proceeds from the sale of security interests in operating real estate	—	12,800
Investment in securities available for sale	(25,160)	—
Investment in joint venture	(16,946)	—
Change in restricted cash from investing activities	7,283	(20,985)
Deferred investment costs	(1,257)	(1,299)
Net cash used in investing activities	(687,964)	(535,398)
Financing Activities
Proceeds from repurchase facilities	1,067,114	743,124
Repayments of repurchase facilities	(787,867)	(467,321)
Proceeds from unsecured revolving credit facility	75,000	—
Proceeds from mortgage note payable	—	94,525
Change in restricted cash from financing activities	198,374	—
Settlement of derivative instruments	—	770
Proceeds from stock options exercised	1,050	45
Net proceeds from sale of common stock	—	79,955
Net proceeds from sale of preferred stock	111,205	—
Issuance of trust preferred securities	—	50,000
Deferred financing costs and other liabilities	(2,017)	4,711
Dividends paid	(28,868)	(22,019)
Net cash provided by financing activities	633,991	483,790
Net increase (decrease) in cash and cash equivalents	89	(32,521)
Cash and cash equivalents at beginning of period	19,314	70,576
Cash and cash equivalents at end of period	$19,403	$38,055
Non-cash activity
Change in investment in unconsolidated joint ventures	—	$2,545
Change in fair value of other assets	—	$(700)
Supplemental cash flow disclosures
Interest paid	$71,539	$34,571
Income taxes paid	$850	$259

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2007

1.   Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States.  We have also established a CMBS business that focuses on the acquisition, trading and financing of commercial mortgage backed securities, or CMBS, and other real estate related securities.  When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken.

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

We are externally managed and advised by GKK Manager LLC, or our Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green.  At June 30, 2007, SL Green owned approximately 25% of the outstanding shares of our common stock. We qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to qualify for the current fiscal year.  To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income.  Unless the context requires otherwise, all references to “we,” “our,” and “us” means Gramercy Capital Corp.

As of June 30, 2007, we held loans, other lending investments and CMBS of $2,853,821 net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 393 basis points for our floating rate investments, and an average yield of 8.68% for our fixed rate investments.  As of June 30, 2007, we also held interests in four credit tenant lease, or CTL, investments and the fee interest in a property subject to a long-term ground lease.

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

2.   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us, or entities which are variable interest entities in which we are the primary beneficiaries under FASB Interpretation No. 46R, or FIN 46R, “Consolidation of Variable Interest Entities.”  FIN 46R requires a variable interest entity, or VIE, to be consolidated by its primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.  We have evaluated our investments for potential classification as variable interests by evaluating the sufficiency of the entities’ equity investment at risk to absorb losses, and determined that we are not the primary beneficiary for any of our investments.  Entities which we do not control and entities which are VIE’s, but where we are not the primary beneficiary, are accounted for under the equity method.  All significant intercompany balances and transactions have been eliminated.

Variable Interest Entities

Our ownership of the subordinated classes of CMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans.  There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,”provides the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity’s QSPE status can be affected in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

We have analyzed the pooling and servicing agreements governing each of our controlling class CMBS investments and we believe that the terms of those agreements conform to industry standards and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE (discussed in the paragraph above), as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140.  Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE.

At June 30, 2007, we owned securities of two CMBS trusts with a par value of $34,451.  The total par amounts of CMBS issued by the two CMBS trusts was  $904,654.  Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities.   At June 30, 2007, our maximum exposure to loss as a result of our investment in these QSPEs totaled $25,302, which equals the book value of these investments as of June 30, 2007.

The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R.  Our management has evaluated these entities and has concluded that none of such entities are VIEs that are subject to the consolidation rules of FIN 46R.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at June 30, 2007 consists primarily of $123,819 on deposit with the trustee of our collateralized debt obligations, or CDOs, representing the proceeds of repayments from loans serving as collateral in our CDOs, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for our CDOs, which are remitted to us on a quarterly basis in the month following the end of our fiscal quarter, and future funding obligations on certain investments.  The remaining balance of $24,833 consists of interest reserves held on behalf of borrowers and our share of the reserves of 55 Corporate Drive, a  consolidated tenancy-in-common, or TIC, interest.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  We maintained a reserve of $6,608 and $2,460 at June 30, 2007 and December 31, 2006, respectively.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Commercial Mortgage Backed Securities Available-for-Sale

The Company has designated CMBS as available-for-sale as the Company may dispose of the securities prior to maturity and the Company does not hold them for the purpose of selling them in the near-term.    Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders equity.  Unrealized losses on securities that in the judgment of management is other than temporary, are charged against earnings as a loss on the income statement.

When the fair value of an available-for-sale security is less than the amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security (for example, whether the security will be sold prior to the recovery of fair value).  If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is reduced to the then-current fair value, and this loss is realized and charged against earnings.  The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

We determine the fair value of CMBS based on the types of securities in which we have invested.  For liquid, investment-grade securities, we consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments.  For non-investment grade securities, we actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows.  The value of the securities is derived by applying discount rates to such cash flows based on current market yields.  The yields employed are obtained from our own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments.  Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes.  Different judgments and assumptions could result in different presentations of value.

In accordance with SFAS No. 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value, and this loss is realized and charged against earnings.

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

In accordance with FASB No. 141, or SFAS 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities and are not considered to be the primary beneficiary under FIN46R.  In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments.  The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to us.  As of June 30, 2007 and December 31, 2006, we had investments in unconsolidated joint ventures of $74,302 and $57,567, respectively.

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

In some instances we may sell all or a portion of our investments to a third party.  To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income.  To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income.  For the three months ended June 30, 2007 and 2006, we recognized $1,668 and $314, respectively, and for the six months ended June 30, 2007 and 2006, we recognized $4,354 and $1,428, respectively, in net gains from the sale of debt investments or commitments.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for loan losses.  We maintained a reserve for possible loan losses of $6,608 against investments with a carrying value of $153,721 as of June 30, 2007, and a reserve for possible loan losses of $2,460 against investments with a carrying value of $131,427 as of December 31, 2006.

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

	2007	2006
Dividend yield	7.9%	8.0%
Expected life of option	6.0 years	6.7 years
Risk-free interest rate	5.04%	4.14%
Expected stock price volatility	25.0%	21.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.

These cash distributions will reduce the amount of cash available for distribution to our common unit holders in our Operating Partnership and to common stockholders.  We incurred approximately $3,784 and $6,601 with respect to such Class B limited partner interests for the three and six months ended June 30, 2007, respectively, and $1,578 and $2,771 for the three and six months ended June 30, 2006, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable.  Gramercy places its cash investments in excess of insured amounts with high quality financial institutions.  Our Manager performs ongoing analysis of credit risk concentrations in our debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics.  Five investments accounted for more than 22% of the total carrying value of our debt investments as of June 30, 2007 compared to four investments, which accounted for more than 21% of the total carrying value of our debt investments as of December 31, 2006. Four investments accounted for approximately 20% and 19% of the revenue earned on our debt investments for the three and six months ended June 30, 2007 compared to five investments which accounted for approximately 21% and 20% of the revenue earned on our debt investments for the three and six months ended June 30, 2006.

Recently Issued Accounting Pronouncements

In June of 2006 the FASB issued Financial Interpretation No. 48, or FIN 48.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007 for the Company. The adoption of FIN 48 did not have a material impact on our financial results for the three and six months ended June 30, 2007.

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

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-01 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”).  SOP 07-1 clarifies the scope of accounting for investment companies and provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  For those entities that are investment companies under SOP 07-1, the specialized industry accounting principles of the Guide (referred to as Investment Company accounting) should be retained by a parent company in consolidation or by an equity method investor.  The SOP also provides for certain disclosure requirements for parent companies and equity method investors in investment companies that continue investment company accounting in the parent’s consolidated financial statements or the financial statements of the equity method investor.  The SOP is effective for fiscal years beginning on or after December 15, 2007.  While the Company maintains an exemption from the Investment Company Act of 1940, as amended, and is therefore not regulated as an investment company, it is nonetheless in the process of assessing whether SOP 07-1 is applicable.

3.   Loans, Other Lending Investments, and CMBS

The aggregate carrying values, allocated by product type and weighted average coupons of our loans, other lending investments and CMBS as of June 30, 2007 and December 31, 2006 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2007	2006	2007	2006	2007	2006	2007		2006
Whole loans, floating rate	$1,554,017	$1,372,316	54%	63%	—	—	338	bps	327	bps
Whole loans, fixed rate	192,023	42,376	7%	2%	7.94%	11.69%	—		—
Corporate whole loans – floating rate	146,620	—	5%	—	—	—	210	bps	—
Subordinate interests in whole loans, floating rate	154,575	236,308	5%	11%	—	—	453	bps	445	bps
Subordinate interests in whole loans, fixed rate	44,556	48,769	2%	2%	7.16%	8.54%	—		—
Mezzanine loans, floating rate	476,068	226,675	17%	10%	—	—	614	bps	665	bps
Mezzanine loans, fixed rate	217,573	216,216	8%	10%	8.93%	9.92%	—		—
Preferred equity, fixed rate	44,324	44,224	2%	2%	10.45%	10.68%	—		—
CMBS, floating rate	6,427	—	—%	—%	—	—	229	bps	—
CMBS, fixed rate	17,638	—	—%	—%	12.98%	—	—		—
Total / Average	$2,853,821	$2,186,884	100%	100%	8.68%	10.04%	393	bps	384	bps

(1)          Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)          Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of June 30, 2007, our loans, other lending investments and CMBS had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2007	16	$541,310	19%
2008	24	968,182	34%
2009	24	686,901	24%
2010	11	229,544	8%
2011	2	56,939	2%
Thereafter	13	370,945	13%
Total	90	2,853,821	100%

Weighted average maturity (1)		2.3 years

(1)          The calculation of weighted average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the three and six months ended June 30, 2007 and 2006 the Company’s investment income from our loans, other lending investments and CMBS was generated by the following investment types:

	Three months ended June 30, 2007		Three months ended June 30, 2006
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$44,294	61%	$22,505	58%
Subordinate interests in whole loans	8,778	12%	11,925	30%
Mezzanine loans	18,114	25%	3,939	10%
Preferred equity	1,218	2%	765	2%
CMBS	424	—	—	—
Total	$72,828	100%	$39,134	100%

	Six months ended June 30, 2007		Six months ended June 30, 2006
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	77,611	59%	$39,677	56%
Subordinate interests in whole loans	15,039	11%	22,091	31%
Mezzanine loans	37,306	28%	7,737	11%
Preferred equity	2,417	2%	1,508	2%
CMBS	424	—	—	—
Total	$132,797	100%	$71,013	100%

At June 30, 2007 and December 31, 2006, loans, other lending investments and CMBS, excluding corporate whole loans, had the following geographic diversification:

	June 30, 2007		December 31, 2006
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$1,301,825	48%	$1,169,790	53%
West	639,692	24%	579,568	27%
South	400,894	15%	310,909	14%
Southwest	137,376	5%	84,723	4%
Mid Atlantic	108,831	4%	—	—%
Midwest	75,818	3%	41,894	2%
Various	42,765	1%	—	—%
Total	$2,707,201	100%	$2,186,884	100%

The following is a summary of the Company’s CMBS at June 30, 2007, all of which are designated as available-for-sale and are carried at estimated fair value:

Description	Amortized Cost	Gross Unrealized gain	Gross Unrealized Loss	Estimated Fair Value
Floating rate CMBS	$7,164	$—	$(737)	$6,427
Fixed rate CMBS	$18,138	$—	$(500)	$17,638
Total	$25,302	$—	$(1,237)	$24,065

The following table shows the Company’s fair value and gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007:

	12 Months or Less		12 Months or More		Total
Description	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Floating rate CMBS	$6,427	$(737)	—	—	$6,427	$(737)
Fixed rate CMBS	17,638	(500)	—	—	17,638	(500)
Total	$24,065	(1,237)	—	—	$24,065	$(1,237)

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis.  These unrealized losses are primarily the result of market factors other than credit impairment and the Company believes the carrying value of the securities are fully recoverable over their expected holding period.  The Company possesses both the intent and the ability to hold the securities until the Company has recovered the amortized costs.  Accordingly, the Company does not believe any of the securities are other than temporarily impaired.

In connection with a preferred equity investment, which was repaid in October 2006, we have guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which we have invested in the event of a borrower default under such loan.  The loan matures in 2032.  This guarantee is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan.  As compensation, we received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on our balance sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded.  Our maximum exposure under this guarantee is approximately $1,433 as of June 30, 2007.  Under the terms of the guarantee, the investment sponsor is required to reimburse us for the entire amount paid under the guarantee until the guarantee expires.

4.  Property Acquisitions

55 Corporate Drive

In June 2006 we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey, with a 0.25% interest to be acquired in the future.  The property is comprised of three buildings totaling 670,000 square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.  The remaining 50% of the property is owned as a TIC interest by SL Green.   Upon closing the acquisition of the property, the $90,000 whole loan previously held by us was repaid in full using proceeds from the new mortgage financing.  We recorded our pro rata share of net income of the property of $89 and $163 for the three months and six months ended June 30, 2007, respectively.  Following the acquisition and until the property was placed into service in December 2006, all income and expense at the property were capitalized as the property was being redeveloped and accordingly, no amounts were recognized in our results from operations for the three and six months ended June 30, 2006.

5. Disposition of Security Interests in Property

200 Franklin Square Drive

In September 2005, we closed on the acquisition of a 100% fee interest in 200 Franklin Square Drive, located in Somerset, New Jersey. The property is a 200,000 square foot building which is 100% net leased to Philips Holding USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021.  The property was acquired for a purchase price of $50,250, excluding closing costs, and financed with a $41,000, 10-year, fixed-rate first mortgage loan.

In March 2006, following the conversion of the entity that owns 200 Franklin Square Drive into a Delaware statutory trust, or DST, we sold approximately 29.3% of our security interests in the DST to a third party.  Subsequently, we sold an additional 45.7% of our security interests in the DST to the same party, reducing our final ownership interest to 25.0%.  We received total cash consideration of $12,800 for these interests and the buyer assumed 75% of the DST’s underlying mortgage debt.  The disposition resulted in a net gain of $4,530, after transaction costs.  As a result of the disposition, this investment is now classified as an investment in joint venture and accounted for using the equity method.  As of June 30, 2007 the investment has a carrying value of $2,397.  We recorded our pro rata share of net income of the joint venture of $29 and $60 for the three and six months ended June 30, 2007.

6. Investments in Unconsolidated Joint Ventures

South Building at One Madison Avenue, New York, New York

In April 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building.  The joint venture is owned 45% by a wholly-owned subsidiary and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building.  The first mortgage is non-recourse to us.  The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term.  As of June 30, 2007 the investment had a carrying value of $54,539.  We recorded our pro rata share of net losses of the joint venture of $293 and $353 for the three months ended June 30, 2007 and 2006, respectively, and our pro rata share of the net losses of the joint venture of $628 and $753 for the six months ended June 30, 2007 and 2006, respectively.  On July 2, 2007 we entered into an agreement to sell our entire investment in the joint venture to SL Green Realty Corp. for approximately $147.6 million. The sale closed on August 1, 2007.

101 S. Marengo Avenue, Pasadena, California

In November 2005, we closed on the purchase of a 50% interest in an office building in Pasadena, CA.  We also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which is net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, 10-year fixed-rate first mortgage loan.  We recorded our pro rata share of net losses of the joint venture of $350 and $334 for the three months ended June 30, 2007 and 2006, respectively, and our pro rata share of the net losses of the joint venture of $741 and $661 for the six months ended June 30, 2007 and 2006, respectively.

2 Herald Square, New York, New York

In April 2007, we closed on a $17,492 initial investment in a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York.  The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years.  The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu.   As of June 30, 2007, the investment had a carrying value of $18,227.  We recorded our pro rata share of net income of $1,099 for the three and six months ended June 30, 2007.

7.  Junior Subordinated Debentures

In January 2006, May 2005 and August 2005, we completed issuances of $50,000 each in unsecured trust preferred securities through three DST’s, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust III, or GCT III, that are also wholly-owned subsidiaries of our Operating Partnership.  The securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing.  Thereafter the rate will float based on the three-month LIBOR plus 270 basis points.  The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015.  Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

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

The repurchase facility with Wachovia is a $500,000 facility.  This facility was initially established as a $250,000 facility, was increased to $350,000 effective January 3, 2005, and was subsequently increased to $500,000 effective April 22, 2005. On June 28, 2007, we modified the facility by further reducing the interest spreads.  As a result of the modifications, the $500,000 facility bears interest at spreads of 0.65% to 2.50% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 95% based upon the collateral provided under a borrowing base calculation.  On October 13, 2006, we extended the facility’s maturity date until October 2009.  The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  We had no accrued interest and borrowings of $363,554 at a weighted average spread to LIBOR of 1.54% as of June 30, 2007, and no accrued interest and borrowings of $151,403 at a weighted average spread to LIBOR of 1.86%, as of December 31, 2006.

Borrowings under the Wachovia facility at June 30, 2007 and December 31, 2006 were secured by the following investments:

	Carrying Value (1)
Investment Type	2007	2006
Whole loans	$517,887	$117,328
Mezzanine loans	221,823	139,680
Preferred equity	32,485	14,955
Total	$772,195	$271,963

(1)          Approximates fair value.

We also have a repurchase facility with Goldman.  On October 13, 2006 we increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009.  On June 28, 2007, we modified the facility by further reducing the interest spreads.  As a result of the modifications, the facility bears interest at spreads of 1.00% to 1.50% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 70% to 90% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  We had accrued interest of $1,006 and borrowings of $193,105 at a weighted average spread to LIBOR of 1.20% as of June 30, 2007, and accrued interest of $261 and borrowings of $126,009 at a weighted average spread to LIBOR of 1.51% under this facility at December 31, 2006.

Borrowings under the Goldman facility at June 30, 2007 and December 31, 2006 were secured by the following investments:

	Carrying Value (1)
Investment Type	2007	2006
Whole loans	$214,571	$97,795
Mezzanine loans	41,586	71,798
Total	$256,157	$169,593

(1)   Approximates fair value.

The terms of our repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $15,000, (c) require our fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require us to maintain minimum tangible net worth of not less than (i) $400,000, plus (ii) 75% of the net proceeds of our subsequent equity issuances following the date of the June 2007 amendments. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined therein) under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as our Manager.  As of June 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

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

Unsecured Revolving Credit Facility

In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option.  On June 28, 2007 the facility was increased to $175,000 and interest spreads on the facility were reduced.  The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation.  The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. We had accrued interest of $288 and borrowings of $90,000 as of June 30, 2007, and accrued interest of $75 and borrowings of $15,000 at a spread to LIBOR of 2.10% under this facility at December 31, 2006.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.30, and (c) require us to maintain minimum tangible net worth of not less than $450,000 plus 75% of the net proceeds from equity offerings completed following the date of the June 2007 amendment.  The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our Manager.  As of June 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

In conjunction with the closing of the unsecured revolving credit facility with KeyBank in 2006, our $25,000 revolving credit facility with Wachovia was terminated.

Mortgage Loans

We have one consolidated interest-only mortgage loan related to 55 Corporate Drive in an amount equal to our ownership percentage in the entity multiplied by the outstanding principal balance of the mortgage loan, which financed the acquisition of 55 Corporate Drive in June 2006.  The mortgage has an outstanding principal balance of $190,000, of which we have consolidated 49.75% or $94,525, with an effective interest rate of 5.75% and a term of ten years.

Combined aggregate principal maturities of our consolidated CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note payable related to our TIC interests in 55 Corporate Drive, and unsecured revolving credit facility as of June 30, 2007 are as follows:

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Notes Payable		Unsecured Revolving Credit Facility	Total
2007	$—	$—	$—	$—		$—	$—
2008	—	—	—	—		—	—
2009	—	556,659	—	—		—	556,659
2010	—	—	—	—		90,000	90,000
2011	—	—	—	—		—	—
Thereafter	1,714,250	—	150,000	94,525	(1)	—	1,958,775
Total	$1,714,250	$556,659	$150,000	$94,525		$90,000	$2,605,434

(1) We have a 49.75% interest in the mortgage note.

10.  Operating Partnership Agreement / Manager

At June 30, 2007, we owned all of the Class A limited partnership interests in our Operating Partnership.  At June 30, 2007, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are our executive officers, certain of which interests are subject to performance thresholds.

At June 30, 2007, the majority of the interests in our Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are our executive officers, certain of which interests are subject to performance thresholds.

11.  Related Party Transactions

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006.  The amended and restated management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights.  We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities.  We incurred expense to our Manager under this agreement of an aggregate of $3,109 and $5,775 for the three and six months ended June 30, 2007, respectively and $2,501 and $4,739 for the three and six months ended June 30, 2006, respectively.

To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  We incurred $3,784 and $6,601 with respect to such Class B limited partner interests for the three and six months ended June 30, 2007, respectively and $1,578 and $2,771 for the three and six months ended June 30, 2006, respectively.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets.  The asset servicing fee can be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us.  The outsourcing agreement currently provides for an annual fee payable by us, which fee is currently $1,326 per year, increasing 3% annually over the prior year on the anniversary date of the outsourcing agreement in August of each year.  For the three months ended June 30, 2007 and 2006, we realized expense of $332 and $322, respectively, and for the six months ended June 30, 2007 and 2006, we realized expense of $664 and $645, respectively, to our Manager under the outsourcing agreement.  For the three months ended June 30, 2007 and 2006, we realized expense of $890 and $539, respectively, and for the six months ended June 30, 2007 and 2006, we realized expense of $1,659 and $1,000, respectively, to our Manager under the asset servicing agreement.

In connection with the closing of our first CDO in July 2005, the Issuer, Gramercy Real Estate CDO 2005-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities not held by us.  At June 30, 2007 and December 31, 2006 we owned all of the non-investment grade bonds, preferred equity and equity in both CDOs.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us.  For the three months ended June 30, 2007 and 2006, we realized expense of $512 and $499, respectively, and for the six months ended June 30, 2007 and 2006, we realized expense of $1,019 and $1,000, respectively, to our Manager under such collateral management agreement.

Collateral manager fees paid on our CDO that closed in August 2006 are governed by the amended and restated management agreement as a “transitional managed” CDO, as defined in the amended and restated management agreement, consisting primarily of debt investments secured by non-stabilized real estate.  The amended and restated management agreement provides that in connection with formations of collateralized debt obligations or other securitization vehicles after the execution of the amended and restated management agreement, if a collateral manager is retained, our Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for “transitional managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for “non-transitional managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. The balance of the fees paid by the CDOs for collateral management services are paid to us.  For the three and six months ended June 30, 2007 we realized expense of $571 and $1,136, respectively, to our Manager under this agreement.

In April 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building.  The joint venture, which was created to acquire, own and operate the South Building, is owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building.  The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to CS pursuant to a lease with a 15-year remaining term.  On July 2, 2007 we entered into an agreement to sell our entire investment in the joint venture to SL Green Realty Corp. for approximately $147.6 million. The sale closed on August 1, 2007.

In June 2006 we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future.  The remaining 50% of the property is owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P..  The property is comprised of three buildings totaling approximately six hundred and seventy thousand square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.

Commencing in May 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.  For the three and six months ended June 30, 2007 we incurred expenses of  $62 and $125, respectively, under this lease.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman.  The aggregate amount of fees paid by us for such services for the three and six months ended June 30, 2007 was $2 and $3, respectively, and $2 and $3 for the three and six months ended June 30, 2006, respectively.

In July 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%.  As part of that sale, the seller retained an interest-only participation.  We have determined that the yield on our mezzanine loan after giving effect to the interest-only participation retained by the seller is at market.  The mezzanine loan is secured by the equity interests in an office property in New York, New York.

In February 2006, we closed on the purchase of a $90,000 whole loan, which bears interest at three month LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder.  The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey.  The loan was repaid in full in June 2006 with the proceeds from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by us through a TIC structure.

In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder.  The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture.  The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,216 and $90,049 as of June 30, 2007 and December 31, 2006, respectively.

In August 2006, we acquired from a financial institution a 50% pari passu interest in a $65,000 preferred equity investment secured by an office property in New York, New York.  An affiliate of SL Green simultaneously acquired and owns the other 50% pari passu interest. The investment bears interest at a blended fixed rate of 10.52%.

In December 2006, we acquired from a financial institution a pari passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York.  An affiliate of SL Green simultaneously acquired the remaining $75,000 pari passu interest in the mezzanine loan.

During the three months ended March 31, 2006, we earned fees of $163 from SL Green representing SL Green’s proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

In January 2007, we originated two mezzanine loans totaling $200,000.  The $150,000 loan is secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and currently bears interest at one-month LIBOR plus 6.00%.  The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property.  On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan.  The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding.  At closing, an affiliate of SL Green acquired from us and currently holds a 15.15% pari passu interest in the mezzanine loan and the whole loan.  As of

June 30, 2007, our interest in the mezzanine loan had a carrying value of $114,408 and our interest in the whole loan had a carrying value of $69,573.

In March 2007, we closed on the acquisition of a $62,500 pari passu interest in one tranche of a multiple-level mezzanine structure primarily secured by pledges of equity and rights to cash distributions, which was used to fund the acquisition of a large office portfolio.  The investment bore interest at one-month LIBOR plus 2.85%.  At closing, an affiliate of SL Green simultaneously acquired a $62,500 pari passu interest in the same tranche of the mezzanine structure.  The investment was repaid in full in May 2007.

In April 2007, we closed on a $17,492 initial investment in a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York.  The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years.  The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu.   As of June 30, 2007, the investment had a carrying value of $18,227.  We recorded our pro rata share of net income of $1,099 for the three and six months ended June 30, 2007.

In July 2007, we closed on a $25,083 investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the property located at 885 Third Avenue, otherwise known as The Lipstick Building.  The property is subject to a 70-year ground lease, with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green.  The TIC interests are pari passu.

In July 2007, we closed on a $12,772, 100% fee interest in the property located at 292 Madison Avenue, New York, NY, purchased from SL Green. Simultaneously, the Company entered into a 70-year ground lease, with an unaffiliated third party.

12.  Deferred Costs

Deferred costs at June 30, 2007 and December 31, 2006 consisted of the following:

	2007	2006
Deferred financing	$37,743	$35,103
Deferred acquisition	1,802	2,195
	39,545	37,298
Less accumulated amortization	(11,332)	(8,571)
	$28,213	$28,727

Deferred financing costs relate to our existing repurchase facilities with Wachovia and Goldman, our unsecured revolving credit facility with KeyBank, our CDOs, the proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive and the trust preferred securities.  These costs are amortized on a straight-line basis to interest expense based on the remaining term of the related financing.

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

Cash equivalents, accrued interest, and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  The carrying value of our CDOs, repurchase and revolving  credit facilities approximate fair value because they bear interest at floating rates, which we believe, for facilities with a similar risk profile, reasonably approximate market rates.  Our junior subordinated debentures reasonably approximate fair value based upon the amount at which similarly issued instruments would be issued in the current market.  Our fixed rate mortgage payable is carried at its unpaid principal balance, which approximates fair value due to the short period of time the note has been outstanding.  Loans and CMBS are carried at amounts which reasonably approximate their fair value as determined by our Manager.

The fair value of our fixed-rate debt investments as determined by our Manager in consultation with market dealers of such instruments as of June 30, 2007 and December 31, 2006 is:

	June 30, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate debt investments	$498,476	$498,476	$351,585	$351,585
Fixed-rate CMBS	$17,638	$17,638	$—	$—

Disclosure about fair value of financial instruments is based on pertinent information available to us at June 30, 2007.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

14.  Stockholders’ Equity

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.  As of June 30, 2007, 26,072,471 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

Preferred Stock

On April 18, 2007, we issued 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock (including the underwriters’ over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares receive annual dividends of $2.03125 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, we may at our option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205.

Common Stock

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200.  On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations.  As of June 30, 2007, 493,583 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan.  These shares have a vesting period of two to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

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

In May 2007 our new $500,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  We currently have $500,000 available under the shelf.

Equity Incentive Plan

As part of our initial public offering, we instituted our Equity Incentive Plan.  The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At June 30, 2007, approximately 664,714 shares of common stock were available for issuance under the Equity Incentive Plan.

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

A summary of the status of our stock options as of June 30, 2007 and December 31, 2006 are presented below:

	June 30, 2007		December 31, 2006
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	830,001	$18.02	733,584	$16.47
Granted	424,500	$30.94	197,500	$23.49
Exercised	(57,664)	$18.47	(63,749)	$15.95
Lapsed or cancelled	(25,834)	$20.96	(37,334)	$20.18
Balance at end of period	1,171,003	$21.45	830,001	$18.02

All options were granted within a price range of $15.00 to $33.54.  The remaining weighted average contractual life of the options was 8.5 years.  Compensation expense of $1,141 will be recorded over the course of the next 15 months, representing the remaining weighted average vesting period of the option awards as of June 30, 2007.  Compensation expense of $136 and $326 was recorded for the three and six months ended June 30, 2007 and 2006, respectively, related to the issuance of stock options, compared to $61 and $147 for the three and six months ended June 30, 2006, respectively.

Through June 30, 2007, 495,583 restricted shares had been issued under the Equity Incentive Plan, of which 68% have vested.   The unvested shares are not currently entitled to receive distributions declared by us on our common stock until such time as the shares have vested.  Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of our Board of Directors.  Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant.  Compensation expense of $1,578 will be recorded over the course of the next 7 months, representing the remaining weighted average vesting period of the restricted stock awards as of June 30, 2007.  Compensation expense of $652 and $1,875 was recorded for the three and six months ended June 30, 2007, respectively, related to the issuance of restricted shares, compared to $295 and $652 for the three and six months ended June 30, 2006, respectively.

Outperformance Plan

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share.  The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares.  If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established.  In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period.  Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved.  Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election.  Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established.  The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green.   We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R).  Compensation expense of $383 and $766 was recorded for the three and six months ended June 30, 2007, respectively, related to the 2005 Outperformance Plan, compared to $293 and $586 for the three and six months ended June 30, 2006, respectively.

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

As of June 30, 2007, there were approximately 26,950 phantom stock units outstanding, of which 16,951 units are vested.

Earnings per Share

Earnings per share for the three months ended June 30, 2007 and 2006 is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator (Income)
Basic Earnings:
Net income available to common stockholders	$19,965	$12,817	37,014	$23,370
Effect of dilutive securities	—	—	—	—
Diluted Earnings:
Net income available to common stockholders	$19,965	$12,817	37,014	$23,370

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	26,049	24,334	26,037	23,575
Effect of Diluted Securities:
Stock-based compensation plans	1,389	1,185	1,406	1,182
Phantom stock units	24	11	24	11
Diluted Shares	27,462	25,530	27,467	24,768

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

The following is a schedule of future minimum lease payments under our operating lease as of June 30, 2007.

Operating Lease
2007	$129
2008	261
2009	265
2010	283
2011	297
Thereafter	1,054
Total minimum lease payments	$2,289

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

The following table summarizes the notional and fair value of our derivative financial instrument at June 30, 2007.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate		Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$64,076	4.990%		1/2007	1/2017	$2,393
Total Return Swap	Lehman CMBS Investment Grade 8.5+ Yr Index	63,738	+22	bps	3/2007	3/2008	264
Interest Rate Swap	1 month LIBOR	59,400	4.938%		5/2007	11/2012	1,128
Interest Rate Swap	1 month LIBOR	42,718	4.990%		1/2007	1/2017	1,597
Interest Rate Swap	1 month LIBOR	69,300	5.025%		3/2007	3/2017	2,384
Interest Rate Swap	3 month LIBOR	39,454	4.420%		7/2005	2/2014	2,074
Interest Rate Swap	1 month LIBOR	36,500	4.837%		12/2006	11/2009	306
Total Return Swap	Lehman CMBS Investment Grade 8.5+ Yr Index	36,400	+20	bps	5/2007	5/2008	(8)
Interest Rate Swap	1 month LIBOR	31,686	3.855%		7/2005	11/2009	967
Interest Rate Swap	3 month LIBOR	24,837	5.445%		8/2006	7/2016	86
Interest Rate Cap	3 month LIBOR	23,713	5.700%		11/2005	12/2007	—
Interest Rate Swap	1 month LIBOR	22,275	5.078%		4/2007	4/2017	663
Total Return Swap	Lehman CMBS Investment Grade 8.5+ Yr Index	20,600	+20	bps	3/2007	4/2008	(11)
Interest Rate Cap	3 month LIBOR	20,000	6.000%		4/2007	10/2007	—
Interest Rate Swap	1 month LIBOR	16,412	5.081%		5/2007	5/2017	529
Interest Rate Swap	3 month LIBOR	12,000	9.850%		8/2006	8/2011	61
Basis Swap	Prime Composite-3 month LIBOR	9,363	+722	bps	8/2006	12/2007	(1)
Interest Rate Swap	1 month LIBOR	6,294	4.760%		1/2006	3/2015	250
Interest Rate Swap	1 month LIBOR	3,960	4.959%		12/2005	12/2015	135
Interest Rate Swap	1 month LIBOR	3,465	4.280%		7/2005	12/2009	74
Interest Rate Swap	3 month LIBOR	3,465	5.178%		4/2006	3/2010	7
Total		$609,656					$12,898

At June 30, 2007, derivative instruments were reported at their fair value as net assets of $12,898.  Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Income of $12,517.  For the three and six months ended June 30, 2007, we recognized a reduction in interest expense of $21 and $14, respectively, attributable to the ineffective component of our derivative instruments designated as cash flow hedges.  We reclassified through earnings $515 and $940 for the three and six months ended, respectively, representing interest net settlements and the gains and losses previously reported in Accumulated Other Comprehensive Income, which were reclassified into earnings at the same time that the forecasted transactions affect earnings. In addition, for the three and six months ended June 30, 2007, we recorded $403 and $892 decrease and increase, respectively, in earnings representing the change in value of undesignated derivatives which are not speculative for economic purposes, one of which was related to a debt investment sold during the six months ended June 30, 2007.  Currently, all derivative instruments are designated as cash flow hedging instruments with the exception of a $20,000 notional cap, and a $9,363 notional Prime-LIBOR basis swap, which are effective economic hedges but have not been designated.  Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

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

For the three months ended June 30, 2007 and 2006, we recorded $429 and $335 of income tax expense, respectively, in income from continuing operations for income attributable to our wholly-owned taxable REIT subsidiaries. We have assumed an effective tax rate for the three months ended June 30, 2007 of 44% taking into consideration the anticipated applicable U.S. federal statutory tax rate at June 30, 2007 of 34% and state and local taxes.

19.  Environmental Matters

Our management believes we are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues.  Our management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows.

20.  Segment Reporting

Statement of Financial Accounting Standard No. 131, or “SFAS No. 131,” establishes standards for the way that public entities report information about operating segments in their annual financial statements.  As of June 30, 2007 we were a REIT focused primarily on originating and acquiring loans and securities related to real estate and under the provisions of SFAS No. 131 operated in only one segment.

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

The following table represents non-cash activities recognized in other comprehensive income for the three months ended June 30, 2007 and 2006:

	2007	2006
Deferred gains/(losses) and other non-cash activity related to derivatives	$10,864	$6,015

22.  Subsequent Events

In July 2007 we entered into an agreement to sell our entire investment in the One Madison Avenue joint venture to SL Green Realty Corp. for approximately $147.6 million. The sale closed on August 1, 2007.

In July 2007, we closed on a $25,083 investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the property located at 885 Third Avenue, otherwise known as The Lipstick Building.  The property is subject to a 70-year ground lease, with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green.  The TIC interests are pari passu.

In July 2007, we closed on a $12,772, 100% fee interest in the property located at 292 Madison Avenue, New York, NY, purchased from SL Green. Simultaneously, the Company entered into a 70-year ground lease, with an unaffiliated third party.

On July 25, 2007, we priced Gramercy Real Estate CDO 2007-1 (“CDO 3”), which closed on August 8, 2007 and resulted in the issuance of approximately $1,100,000 of CDOs through two indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer, and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer. CDO 3 will consist of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which will be co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which will be issued by the 2007 Issuer.  The investment grade notes were issued with a combination of floating rate and fixed rate coupons with a combined weighted average spread of 44.7 basis points.  Transaction costs related to Gramercy Real Estate CDO 2007-1 will be amortized on an effective-yield basis over the average life of the CDO.

We retained all non-investment grade securities, the preferred shares and the common shares in the 2007 Issuer.  CDO 3 will hold assets, consisting primarily of investment-grade rated CMBS,  whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, which serve as collateral for the CDO.  The non-CMBS collateral of CDO 3 may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid or sold by the Issuer during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as collateral is repaid.  The financial statements of the 2007 Issuer will be consolidated in our financial statements. The investment grade notes will be treated as a secured financing, and will be non-recourse to us.

The Company will utilize the proceeds of the CDO 3 issuance to retire certain outstanding borrowings, and to acquire virtually all of the Company’s existing fixed-rate loans currently financed in CDO 1 and CDO 2.  CDO 3 closed on  August 8, 2007.

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

Because of the high relative valuation of debt instruments in the current market and a generally increasing rate environment, we have carefully managed our exposure to interest rate changes that could affect our liquidity.  We generally match our assets and liabilities in terms of base interest rate (generally one-month LIBOR) and expected duration.  We have also been active in the equity and debt markets since 2004 to take advantage of cost effective sources of capital, maintain liquidity and attractively finance our business. We raised $95,000 of additional equity in December 2004 and January 2005 to reduce our outstanding indebtedness and maintain sufficient liquidity for our investment portfolio.  In September 2005 we sold 3,833,333 shares of common stock resulting in net proceeds of approximately $97,830 and in May 2006 we sold 3,000,000 shares of common stock resulting in net proceeds of approximately $80,000.  In April 2007 we sold 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock, resulting in net proceeds of approximately $111,205.  The proceeds of these offerings were used to fund loan acquisitions and originations, repay outstanding principal amounts under our repurchase facilities or unsecured revolving credit facilities and for general corporate purposes. We have also sold a total of $150,000 of trust preferred securities in three $50,000 issuances in May and August 2005 and January 2006 through wholly-owned subsidiaries of our Operating Partnership with 30 year terms.  The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending, the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years and the securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years.  After the first ten years, the 2005 issuances bear interest at three-month LIBOR plus 300 basis points while the 2006 issuance bears interest at three-month LIBOR plus 270 basis points.  The proceeds from the issuances of the trust preferred securities were used to fund existing and future investment opportunities.   In July 2005 we closed our first $1,000,000 CDO which extended the term of our liabilities and reduced our overall cost of funds with respect to debt investments financed by the CDO and previously financed by our repurchase agreements, to approximately 49 basis points over LIBOR, excluding transaction costs.  Our second $1,000,000 CDO was closed in August 2006 at a weighted average interest spread of approximately 37 basis points over LIBOR, excluding transaction costs.  The proceeds of the CDOs were used to repay our repurchase facilities and to fund additional investment activities.  In addition, we have an unsecured credit facility which was increased in June 2007 to $175,000 from $100,000 and its term was extended to June 2010.  The facility is available for funding investments and general corporate purposes.

As of June 30, 2007, we held loans, other lending investments and CMBS of $2,853,821 net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 393 basis points for our floating rate investments, and an average yield of 8.68% for our fixed rate investments.  As of June 30, 2007, we also held interests in five credit tenant lease, or CTL, investments comprised of a 49.75% TIC interest in 55 Corporate Drive in Bridgewater, New Jersey, and four joint venture investments.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans, other lending investments and CMBS as of June 30, 2007 and December 31, 2006 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2007	2006	2007	2006	2007	2006	2007		2006
Whole loans, floating rate	$1,554,017	$1,372,316	54%	63%	—	—	338	bps	327	bps
Whole loans, fixed rate	192,023	42,376	7%	2%	7.94%	11.69%	—		—
Corporate whole loans – floating rate	146,620	—	5%	—	—	—	210	bps	—
Subordinate interests in whole loans, floating rate	154,575	236,308	5%	11%	—	—	453	bps	445	bps
Subordinate interests in whole loans, fixed rate	44,556	48,769	2%	2%	7.16%	8.54%	—		—
Mezzanine loans, floating rate	476,068	226,675	17%	10%	—	—	614	bps	665	bps
Mezzanine loans, fixed rate	217,573	216,216	8%	10%	8.93%	9.92%	—		—
Preferred equity, fixed rate	44,324	44,224	2%	2%	10.45%	10.68%	—		—
CMBS, floating rate	6,427	—	—%	—%	—	—	229	bps	—
CMBS, fixed rate	17,638	—	—%	—%	12.98%	—	—		—
Total / Average	$2,853,821	$2,186,884	100%	100%	8.68%	10.04%	393	bps	384	bps

(1)          Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)          Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

We monitor our portfolio periodically and prior to each acquisition to confirm that we continue to qualify for the exemption from registration provided by Sections 3(c)(5)(C) and 3(c)(6) of the Investment Company Act of 1940, as amended, or the Investment Company Act.  Qualifying for the Section 3(c)(5)(C) exclusion requires that at least 55% of our portfolio be comprised of “qualifying assets,” and a total of at least 80% of our portfolio be comprised of “real estate-related assets,” a category that includes qualifying assets. We generally expect mortgage loans, CTLs, and Tier 1 mezzanine loans to be qualifying assets. Tier 1 mezzanine loans are loans granted to a mezzanine borrower that directly owns interests in the entity that owns the property being financed.  Subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C), provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgage and that we may act as the controlling class or directing holder of the note. We generally do not treat preferred equity investments as qualifying assets. We expect that all of these classes of investments, including subordinate interests in whole loans and preferred equity investments will be considered real estate-related assets under the Investment Company Act for purposes of the 80% investment threshold.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  We maintained a reserve of $6,608 and $2,460 at June 30, 2007 and December 31, 2006, respectively.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Commercial Mortgage Backed Securities Available-for-Sale

The Company has designated its CMBS as available-for-sale as the Company may dispose of the securities prior to maturity and the Company does not hold them for the purpose of selling them in the near term.    Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders equity.  Unrealized losses on securities that in the judgment of management is other than temporary, are charged against earnings as a loss on the income statement.  If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of June 30, 2007 that were accounted for as trading securities.

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

We determine the fair value of CMBS based on the types of securities in which we have invested.  For liquid, investment-grade securities, we consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments.  For non-investment grade securities, we actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows.  The value of the securities is derived by applying discount rates to such cash flows based on current market yields.  The yields employed are obtained from our own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments.  Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes.  Different judgments and assumptions could result in different presentations of value.

In accordance with SFAS No. 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value, and this loss is realized and charged against earnings.

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

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities and are not considered to be the primary beneficiary under FIN 46R.  In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments.  The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to us.  As of June 30, 2007 and December 31, 2006, we had investments in unconsolidated joint ventures of $74,302 and $57,567, respectively.

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

In some instances we may sell all or a portion of our investments to a third party.  To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and

Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income.  To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income.  For the three and six months ended June 30, 2007, we recognized $1,668 and $4,354, respectively, in net gains from the sale of debt investments or commitments.   For the three and six months ended June 30, 2006, we recognized $314 and $1,428, respectively, in net gains from the sale of debt investments or commitments.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for loan losses.  We maintained a reserve for possible loan losses of $6,608 against investments with a carrying value of $153,721 as of June 30, 2007, and a reserve for possible loan losses of $2,460 against investments with a carrying value of $131,427 as of December 31, 2006.

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

	2007	2006
Dividend yield	7.9%	8.0%
Expected life of option	6.0 years	6.7 years
Risk-free interest rate	5.04%	4.14%
Expected stock price volatility	25.0%	21.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unit holders in our Operating Partnership and to common stockholders.  We incurred approximately $3,784 and $1,578 with respect to such Class B limited partner interests for the three months ended June 30, 2007 and 2006, respectively.

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

Results of Operations (Amounts in thousands)

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006

Revenues

	2007	2006	$ Change
Investment income	$72,828	$39,134	$33,694
Rental revenue, net	1,850	—	1,850
Gain on sales and other income	3,625	4,371	(746)
Total revenues	78,303	43,505	$34,798

Equity in net income (loss) of unconsolidated joint ventures	$484	$(630)	$1,114

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments.  For the three months ended June 30, 2007, $14,690 was earned on fixed rate investments while the remaining $58,138 was earned on floating rate investments.  The increase over the prior year is due primarily to a larger number of investments in 2007 versus 2006 at moderately higher spreads on our floating rate investments.

Rental revenue of $1,850 in 2007 was earned on our TIC interest in 55 Corporate Drive, which has been held as a proportionately consolidated property since its acquisition in June 2006. Following its acquisition, 55 Corporate Drive was being redeveloped. The property was accounted for as an operating property beginning in the three months ended December 31, 2006.  Rental revenue in 2007 includes the effect of adjustments for straight-line rent for 55 Corporate Drive.

Gains on sales and other income of $3,625 for the three months ended June 30, 2007 is comprised primarily of a gain recorded on the sale of one loan commitment of $1,668.  The remaining balance in other income is primarily attributable to interest on restricted cash balances in our two CDOs (only one of which was in place during the same period of 2006) and other cash balances held by us. For the three months ended June 30, 2006, other income of $4,371 was comprised primarily of $314 in gains related to the syndication of two floating rate debt investments, and the $2,632 gain on the sale of security interests in the entity that owns 200 Franklin Square Drive.

The income on investments in unconsolidated joint ventures of $484 for the three months ended June 30, 2007 represents our proportionate share of income generated by our joint venture interests including $1,946 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $2,430.  The loss on investments in unconsolidated joint venture of $630 for the three months ended June 30, 2006 was generated primarily on our investment in One Madison Avenue in New York, New York.  Our use of FFO as an important financial measure is discussed in more detail below.

Expenses

	2007	2006	$ Change
Interest expense	$39,209	$20,777	$18,432
Management fees	5,414	3,861	1,553
Incentive fee	3,784	1,578	2,206
Depreciation and amortization	1,088	228	860
Marketing, general and administrative	4,103	2,779	1,324
Provision for loan loss/(recovery)	2,900	500	2,400
Provision for taxes	429	335	94
Total expenses	$56,927	$30,058	$26,869

Interest expense was $39,209 for the three months ended June 30, 2007 compared to $20,777 for the three months ended June 30, 2006.  Interest expense for the three months ended June 30, 2007 consisted primarily of $25,066 of interest on the investment grade tranches of our two CDOs, $6,404 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, $2,871 of expense on our three $50,000 issuances of trust preferred securities, $1,620 of interest on our unsecured revolving credit facility, and the amortization of deferred financing costs related to our CDOs, repurchase facilities and unsecured revolving credit facility.  The $20,777 of interest expense during the same period in 2006 was comprised primarily of $11,192 of interest on the investment grade tranches of our first CDO, $5,802 of interest on borrowings on our master repurchase facilities, and $2,871 of expense accrued against our three $50,000 issuances of trust preferred securities.

Management fees increased $1,553 for the three months ended June 30, 2007 to $5,414 versus $3,861 for the same period in 2006 due primarily to an increase in our stockholder’s equity as a result of the issuance of our preferred stock, on which base management fees are calculated.  The remaining increase is comprised of $1,083 paid or payable to our Manager on investments in our two CDOs (only one of which was in place during the same period in 2006) in accordance with the CDO collateral management agreements in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on those investments under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsourcing and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsourcing agreement.

We recorded an incentive fee expense of $3,784 during the three months ended June 30, 2007 in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations).  We also recorded incentive fee expense of $1,578 for the three months ended June 30, 2006, which reflects a lower FFO recognized during that period compared to 2007.

The increase in marketing, general and administrative expenses to $4,103 for the three months ended June 30, 2007 versus the same period in 2006 was due primarily to higher equity related compensation, professional fees, insurance and general overhead costs.  As a percentage of total revenues, marketing, general and administrative expenses declined to 5.2% for the three months ended June 30, 2007 from 6.3% for the same period in 2006.

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

Revenues

	2007	2006	$ Change
Investment income	$132,797	$71,013	$61,784
Rental revenue, net	3,586	914	2,672
Gain on sales and other income	10,054	8,568	1,486
Total revenues	146,437	80,495	$65,942

Equity in net income (loss) of unconsolidated joint ventures	$(211)	$(1,357)	$1,146

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments.  For the six months ended June 30, 2007, $24,825 was earned on fixed rate investments while the remaining $107,972 was earned on floating rate investments.  The increase over the prior year is due primarily to a larger number of investments in 2007 versus 2006 at moderately higher spreads on our floating rate investments.

Rental revenue of $3,586 in 2007 was earned on our TIC interest in 55 Corporate Drive, which has been held as a proportionately consolidated property since its acquisition in June 2006. Following its acquisition, 55 Corporate Drive was being redeveloped. The property was accounted for as an operating property beginning in the three months ended December 31, 2006.  Rental revenue in 2007 includes the effect of adjustments for straight-line rent and FASB 141 adjustments for below-market leases for 55 Corporate Drive.  Rental revenue of $914 in 2006 was earned on 200 Franklin Square Drive, which was acquired in September 2005.  This amount also includes the effect of adjustments for straight-line rent and FASB 141 adjustments for below market leases.

Gains on sale and other income of $10,054 for the six months ended June 30, 2007 includes the $1,668 gain related to the sale of one loan commitment and the $2,686 gain on the sale of one debt investment.  The remaining increase over the prior year is primarily attributable to interest on restricted cash balances in our two CDOs (only one of which was in place in the same period of 2006) and other cash balances held by us. For the six months ended June 30, 2006, other income of $8,568 was comprised primarily of income recorded on the sale of two fixed rate debt investments and the syndication of two floating rate debt investments of $1,428, and the gain on the sale of security interests in the entity that owns 200 Franklin Square Drive of $4,350.

The loss on investments in unconsolidated joint ventures of $211 for the six months ended June 30, 2007 represents our proportionate share of the losses generated by our joint venture interests including $3,893 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $3,682.  The loss on investments in unconsolidated joint venture of $1,357 for the six months ended June 30, 2006 was generated primarily on our investment in One Madison Avenue in New York, New York.  Our use of FFO as an important financial measure is discussed in more detail below.

Expenses

	2007	2006	$ Change
Interest expense	$75,670	$38,499	$37,171
Management fees	10,253	7,384	2,869
Incentive fee	6,601	2,771	3,830
Depreciation and amortization	1,759	683	1,076
Marketing, general and administrative	7,923	5,549	2,374
Provision for loan loss/(recovery)	4,148	500	3,648
Provision for taxes	963	382	581
Total expenses	$107,317	$55,768	$51,549

Interest expense was $75,670 for the six months ended June 30, 2007 compared to $38,499 for the six months ended June 30, 2006.  Interest expense for the six months ended June 30, 2007 consisted primarily of $49,892 of interest on the investment grade tranches of our two CDOs (only one of which was in place during the same period in 2006), $10,582 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, $5,742 of expense on our three $50,000 issuances of trust preferred securities, $3,187 of interest on our unsecured revolving credit facility, and the amortization of deferred financing costs related to our CDOs, repurchase facilities and unsecured revolving credit facility.  The $38,499 of interest expense during the same period in 2006 was comprised primarily of $21,322 of interest on the investment grade tranches of our first CDO, $9,307 of interest on borrowings on our master repurchase facilities, and $5,432 of expense accrued against our three $50,000 issuances of trust preferred securities.

Management fees increased $2,869 for the six months ended June 30, 2007 to $10,253 versus $7,384 for the same period in 2006 due to an increase in our stockholder’s equity as a result of the issuance of our preferred stock, on which base management fees are calculated on.  The remaining increase is comprised of $2,154 paid or payable to our Manager on investments in our two CDOs (only one of which was in place during the same period in 2005) in accordance with the CDO collateral management agreements in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on those investments under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsourcing and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsourcing agreement.

We recorded an incentive fee expense of $6,601 during the six months ended June 30, 2007 in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  Comparatively, we recorded incentive fee expense of $2,771 for the six months ended June 30, 2006, which reflects a lower FFO recognized during that period compared to 2007.

The increase in marketing, general and administrative expenses to $7,923 for the six months ended June 30, 2007 versus the same period in 2006 was due primarily to higher equity related compensation, professional fees, insurance and general overhead costs.  As a percentage of total revenues, marketing, general and administrative expenses declined to 5.4% for the six months ended June 30, 2007 from 6.9% for the same period in 2006.

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

Our ability to meet our long-term liquidity and capital resource requirements for growth will be subject to obtaining additional debt financing and equity capital.  Our inability to renew, replace or expand our sources of financing on substantially similar terms, may have an adverse effect on our business and results of operations.  In addition, an event of default can be triggered under our repurchase facilities and our unsecured revolving credit facility  if, among other things, the amended and restated management agreement with our Manager is terminated.  Depending on market conditions, our debt financing will generally be in the range of 70% to 80% of the carrying value of our total assets.  Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties in connection with such debt.  Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability.  Moreover, our debt may be secured by our assets.  If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal.  If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender.  The lender could also sue us or force us into bankruptcy.  Any such event would have a material adverse effect on our liquidity and the value of our common stock.  In addition, posting additional collateral to support our credit and repurchase facilities will reduce our liquidity and limit our ability to leverage our assets.

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

Cash Flows

Net cash provided by operating activities increased $34,975 to $54,062 for the six months ended June 30, 2007 compared to cash generated of $19,087 for same period in 2006.  Operating cash flow was generated primarily by interest income on our whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity interests and gains on loan sales due, in part, to a larger number of investments in 2007 versus 2006 at a moderately higher spread for our floating rate investments in 2007.  In addition, we recognized $177,414 of proceeds from the sale of debt investments and commitments offset by $151,638 of cash used for new investments that are held for sale during the six months ended June 30, 2007 as compared to a net use of cash of $20,548 from the origination and sale of debt investments held for sale during the same period of 2006.

Net cash used in investing activities increased $152,566 to $687,964 for the six months ended June 30, 2007 compared to $535,398 used during the six months ended June 30, 2006.  The primary reason for the additional use of cash is related to a $502,988 increase in debt investment originations of $1,218,083, offset by $262,803 greater principal collections on our debt investments.

Net cash provided by financing activities increased by $150,201 to $633,991 for the six months ended June 30, 2007 compared to $483,790 provided during the same period in 2006.  This increase was due primarily to the issuance of our preferred stock, which generated $111,205 in net proceeds.  In addition, we borrowed $75,000 in proceeds from our unsecured revolving credit facility, which was not in place during the same period in 2006, and held higher cash balances in our two CDOs in 2007 when compared to the same period in 2006.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.  As of June 30, 2007, 26,072,471 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

On April 18, 2007, we sold 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock (which is inclusive of the underwriters’ over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares receive annual dividends of $2.03125 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, we may at our option redeem the Series A cumulative redeemable preferred stock at par for cash. The Series A cumulative redeemable preferred stock was recorded net of underwriters discount and issuance costs.   Net proceeds from the offering of approximately $111,205 were used to repay amounts outstanding under our repurchase facilities and for other general corporate purposes.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200.  On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172.9 million, which was used to fund investments and commence our operations.  As of June 30, 2007, 493,083 restricted shares had also been issued under our 2004 Equity Incentive Plan, or our Equity Incentive Plan.  These shares have a vesting period of two to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

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

In May 2007, our new $500,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  We currently have $500,000 available under the shelf.

Outperformance Plan (Amounts in thousands except per share data)

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share.  The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares.  If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established.  In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period.  Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved.  Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election.  Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established.  The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green.   We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R).  Compensation expense of

$383 and $766 was recorded for the three and six months ended June 30, 2007, respectively, related to the 2005 Outperformance Plan, compared to $293 and $586 for the three and six months ended June 30, 2006, respectively.

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

As of June 30, 2007, there were approximately 26,950 phantom stock units outstanding, of which 16,951 units are vested.

Market Capitalization

At June 30, 2007, our CDOs and borrowings under our repurchase facilities, unsecured revolving credit facility and mortgage loans (excluding our share of joint venture debt of $426.6 million) represented 75% of our consolidated market capitalization of $3.3 billion (based on a common stock price of $27.54 per share, the closing price of our common stock on the New York Stock Exchange on June 29, 2007).  Market capitalization includes our consolidated debt, preferred and common stock.

Indebtedness

The table below summarizes borrowings under our Wachovia and Goldman repurchase facilities, KeyBank unsecured revolving credit facility and any proportionately consolidated mortgage debt or term loans at June 30, 2007 and December 31, 2006, respectively (amounts in thousands).

	June 30, 2007	December 31, 2006
Debt Summary:
Balance:
Fixed rate	$94,525 (1)	$94,525 (1)
Variable rate	646,659	292,412
Total	$741,184	$386,937

Effective interest rate for the period:
Fixed rate	5.75%	5.75%
Variable rate	LIBOR+1.45%	LIBOR+1.72%

(1) We have a 49.75% interest in the entity that is the obligor under the mortgage note.

Repurchase Facilities

We have two repurchase facilities with an aggregate of $900,000 of total debt capacity.  In August 2004 we closed on a $250,000 repurchase facility with Wachovia.  This facility was then increased to $350,000 on January 3, 2005 and subsequently increased to $500,000 on April 22, 2005.  On June 28, 2007 we modified the facility by further reducing the interest spreads.  As a result of the modifications, the $500,000 facility bears interest at spreads of 0.65% to 2.50% over one month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 95% based upon the collateral provided under a borrowing base calculation.  On October 13, 2006 we extended the facility’s maturity date until October 2009.  The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $363,554 at a weighted average spread to LIBOR of 1.54% as of June 30, 2007, and no accrued interest and borrowings of $151,403 at a weighted average spread to LIBOR of 1.86%, as of December 31, 2006.

On January 3, 2005, we closed an additional repurchase facility with Goldman.  On October 13, 2006 we increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009.  On June 28, 2007 we further modified this facility by reducing the interest spreads.  As a result of the modifications, the facility bears interest at spreads of 1.00% to 1.50% over one month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 70% to 90% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia repurchase facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines.  We had accrued interest of $1,006 and borrowings of $193,105 at a weighted average spread to LIBOR of 1.20% as of June 30, 2007, and accrued interest of $261 and borrowings of $126,009 at a weighted average spread to LIBOR of 1.51% under this facility at December 31, 2006.

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

Restrictive Covenants

The terms of our repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $15,000, (c) require our fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require us to maintain minimum tangible net worth of not less than (i) $400,000, plus (ii) 75% of the net proceeds of our subsequent equity issuances following the date of the June 2007 amendment. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined therein) under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as our Manager.  As of June 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option.  On June 28, 2007 the facility was increased to $175,000 and interest spreads on the facility were reduced.  The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation.  The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. We had accrued interest of $288 and borrowings of $90,000 as of June 30, 2007, and accrued interest of $75 and borrowings of $15,000 at a spread to LIBOR of 2.10% under this facility at December 31, 2006.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.30, and (c) require us to maintain minimum tangible net worth of not less than $450,000 plus 75% of the net proceeds from equity offerings completed following the date of the June 2007 amendment.  The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our Manager.  As of June 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

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

Junior Subordinated Debentures

In January 2006, May 2005 and August 2005, we completed issuances of $50,000 each in unsecured trust preferred securities through three DST’s, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust III, or GCT III, that are also wholly-owned subsidiaries of our Operating Partnership.  The securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing.  Thereafter the rate will float based on the three-month LIBOR plus 270 basis points.  The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015.  Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

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

Contractual Obligations

Combined aggregate principal maturities of our CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note related to our TIC interest in 55 Corporate Drive, unsecured revolving credit facility and our obligations under our management agreement, outsourcing agreement, CDO collateral management agreement and operating lease as of June 30, 2007 are as follows (amounts in thousands):

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable(1)	Revolving Credit Facility	Outsourcing and Management Agreements (2)	CDO Collateral Management Agreements	Operating Lease	Total
2007	$—	$—	$—	$—	$—	$7,160	$2,143	$129	$9,432
2008	—	—	—	—	—	14,237	4,286	261	18,784
2009	—	556,659	—	—	90,000	14,279	4,286	265	665,489
2010	—	—	—	—	—	—	3,351	283	3,634
2011	—	—	—	—	—	—	1,469	297	1,766
Thereafter	1,714,250	—	150,000	94,525	—	—	—	1,054	1,959,829
Total	$1,714,250	$556,659	$150,000	$94,525	$90,000	$35,676	$15,535	$2,289	$2,658,934

(1)          We have a 49.75% interest in the mortgage.

(2)          Management fee is calculated as 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) on June 30, 2007, inclusive of the trust preferred securities issued on May 20, 2005, August 9, 2005 and January 27, 2006.

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

Inflation

A majority of our assets and liabilities are interest rate sensitive in nature.  As a result, interest rates and other factors influence our performance more so than inflation.  Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.  Further, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily on our net income as calculated for tax purposes, in each case, our activities and balance sheet are measured with reference to historical costs or fair market value without considering inflation.

Related Party Transactions (Amounts in thousands)

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006.  The amended and restated management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights.  We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities.  We incurred expense to our Manager under this agreement of an aggregate of $3,109 and $5,775 for the three and six months ended June 30, 2007, respectively, and $2,501 and $4,739 for the three and six months ended June 30, 2006, respectively.

To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by

9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  We incurred $3,784 and $6,601 with respect to such Class B limited partner interests for the three and six months ended June 30, 2007, respectively, and $1,578 and $2,771 for the three and six months ended June 30, 2006, respectively.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets.  The asset servicing fee can be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us.  The outsourcing agreement currently provides for an annual fee payable by us, which fee is currently $1,326 per year, increasing 3% annually over the prior year on the anniversary date of the outsourcing agreement in August of each year.  For the three months ended June 30, 2007 and 2006, we realized expense of $332 and $322, respectively, and for the six months ended June 30, 2007 and 2006, we realized expense of $664 and $645, respectively, to our Manager under the outsourcing agreement.  For the three months ended June 30, 2007 and 2006, we realized expense of $890 and $539, respectively, and for the six months ended June 30, 2007 and 2006, we realized expense of $1,659 and $1,000, respectively, to our Manager under the asset servicing agreement.

In connection with the closing of our first CDO in July 2005, the Issuer, Gramercy Real Estate CDO 2005-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities not held by us.  At June 30, 2007 and December 31, 2006 we owned all of the non-investment grade bonds, preferred equity and equity in both CDOs.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us.  For the three months ended June 30, 2007 and 2006, we realized expense of $512 and $499, respectively, and for the six months ended June 30, 2007 and 2006, we realized expense of $1,019 and $1,000, respectively, to our Manager under such collateral management agreement.

Collateral manager fees paid on our CDO that closed in August 2006 are governed by the amended and restated management agreement as a “transitional managed” CDO, as defined in the amended and restated management agreement, consisting primarily of debt investments secured by non-stabilized real estate.  The amended and restated management agreement provides that in connection with formations of collateralized debt obligations or other securitization vehicles after the execution of the amended and restated management agreement, if a collateral manager is retained, our Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for “transitional managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for “non-transitional managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. The balance of the fees paid by the CDOs for collateral management services are paid to us.  For the three and six months ended June 30, 2007 we realized expense of $571 and $1,136, respectively, to our Manager under this agreement.

In April 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building.  The joint venture, which was created to acquire, own and operate the South Building, is owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  Also on April 29, 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building.  The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to CS pursuant to a lease with a 15-year remaining term.    On July 2, 2007 we entered into an agreement to sell our

entire investment in the joint venture to SL Green Realty Corp. for approximately $147.6. The sale closed on August 1, 2007.

In June 2006, we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future.  The remaining 50% of the property is owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P..  The property is comprised of three buildings totaling approximately six hundred and seventy thousand square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.  For the three and six months ended June 30, 2007 we incurred expense of$62 and $125, respectively, under this lease.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman.  The aggregate amount of fees paid by us for such services for the three and six months ended June 30, 2007 was $2 and $3, respectively, and $2 and $3 for the three and six months ended June 30, 2006, respectively.

In July 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%.  As part of that sale, the seller retained an interest-only participation.  We have determined that the yield on our mezzanine loan after giving effect to the interest-only participation retained by the seller is at market.  The mezzanine loan is secured by the equity interests in an office property in New York, New York.

In February 2006, we closed on the purchase of a $90,000 whole loan, which bears interest at three month LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder.  The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey.  The loan was repaid in full in June 2006 with the proceeds from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by us through a TIC structure.

In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder.  The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture.  The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,216 and $90,049 as of June 30, 2007 and December 31, 2006, respectively.

In August 2006, we acquired from a financial institution a 50% pari passu interest in a $65,000 preferred equity investment secured by an office property in New York, New York.  An affiliate of SL Green simultaneously acquired and owns the other 50% pari passu interest. The investment bears interest at a blended fixed rate of 10.52%.

In December 2006, we acquired from a financial institution a pari passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York.  An affiliate of SL Green simultaneously acquired the remaining $75,000 pari passu interest in the mezzanine loan.

During the three months ended March 31, 2006, we earned fees of $163 from SL Green representing SL Green’s proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

In January 2007, we originated two mezzanine loans totaling $200,000.  The $150,000 loan is secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and currently bears interest at one-month LIBOR plus 6.00%.  The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property.  On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan.  The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding.  At closing, an affiliate of SL Green acquired from us and currently holds a 15.15% pari passu interest in the mezzanine loan and the whole loan.  As of June 30, 2007, our interest in the mezzanine loan had a carrying value of $114,408 and our interest in the whole loan had a carrying value of $69,573.

In March 2007, we closed on the acquisition of a $62,500 pari passu interest in one tranche of a multiple-level mezzanine structure primarily secured by pledges of equity and rights to cash distributions, which was used to fund the acquisition of a large office portfolio.

The investment bore interest at one-month LIBOR plus 2.85%.  At closing, an affiliate of SL Green simultaneously acquired a $62,500 pari passu interest in the same tranche of the mezzanine structure.  The investment was repaid in full in May 2007.

In July 2007, we closed on a $25,083 investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the property located at 885 Third Avenue, otherwise known as The Lipstick Building.  The property is subject to a 70-year ground lease, with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green.  The TIC interests are pari passu.

In July 2007, we closed on a $12,772, 100% fee interest in the property located at 292 Madison Avenue, New York, NY, purchased from SL Green. Simultaneously, the Company and SL Green entered into a 70-year ground lease, with an unaffiliated third party.

Funds from Operations

We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS.  We also use FFO for the calculation of the incentive fee payable to the holders of Class B limited partner interests in our Operating Partnership and as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards.  The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from items which are not a recurring part of our business, such as debt restructurings, and sales of properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We consider gains and losses on the sales of debt investments and real estate investments including TIC investments to be a normal part of our recurring operations and therefore include such gains and losses when arriving at FFO.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions.  Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the three and six months ended June 30, 2007 and 2006 are as follows (amounts in thousands):

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Net income available to common stockholders	$19,965	$12,817	$37,014	$23,370
Add:
Depreciation and amortization	3,174	1,322	5,593	2,744
FFO adjustment for unconsolidated joint ventures	1,946	1,978	3,893	3,857
FFO from discontinued operations	—	—	—	—
Less:
Income from discontinued operations	—	—	—	—
Gain on sale of real estate	—		—	—
Non real estate depreciation and amortization	(2,592)	(1,322)	(4,428)	(2,505)
Funds from operations	$22,493	$14,795	$42,072	$27,466

Funds from operations per share - basic	$0.86	$0.61	$1.62	$1.17
Funds from operations per share - diluted	$0.82	$0.58	$1.53	$1.11

Cautionary Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions.  Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations.  Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-

looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved.  We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report.  These risks, uncertainties and contingencies include, but are not limited to, the following:

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

•                  the availability of capital;

•                  availability of qualified personnel;

•                  availability of investment opportunities on real estate-related and other securities;

•                  the adequacy of our cash reserves and working capital;

•                  unanticipated increases in financing and other costs, including a rise in interest rates or requirements for additional collateral;

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

Recently Issued Accounting Pronouncements

In June of 2006 the FASB issued Financial Interpretation No. 48, or FIN 48.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007 for the Company. The adoption of FIN 48 did not have a material impact on our financial results for the three and six months ended June 30, 2007.

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

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-01 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”).  SOP 07-1 clarifies the scope of accounting for investment companies and provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  For those entities that are investment companies under SOP 07-1, the specialized industry accounting principles of the Guide (referred to as Investment Company accounting) should be retained by a parent company in consolidation or by an equity method investor.  The SOP also provides for certain disclosure requirements for parent companies and equity method investors in investment companies that continue investment company accounting in the parent’s consolidated financial statements or the financial statements of the equity method investor.  The SOP is effective for fiscal years beginning on or after December 15, 2007.  While the Company maintains an exemption from the Investment Company Act of 1940 and is therefore not regulated as an investment company, it is nonetheless in the process of assessing whether SOP 07-1 is applicable.

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

The aggregate carrying values, allocated by product type and weighted average coupons of our loans, other lending investments and CMBS as of June 30, 2007 and December 31, 2006 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2007	2006	2007	2006	2007	2006	2007		2006
Whole loans, floating rate	$1,554,017	$1,372,316	54%	63%	—	—	338	bps	327	bps
Whole loans, fixed rate	192,023	42,376	7%	2%	7.94%	11.69%	—		—
Corporate whole loans – floating rate	146,620	—	5%	—	—	—	210	bps	—
Subordinate interests in whole loans, floating rate	154,575	236,308	5%	11%	—	—	453	bps	445	bps
Subordinate interests in whole loans, fixed rate	44,556	48,769	2%	2%	7.16%	8.54%	—		—
Mezzanine loans, floating rate	476,068	226,675	17%	10%	—	—	614	bps	665	bps
Mezzanine loans, fixed rate	217,573	216,216	8%	10%	8.93%	9.92%	—		—
Preferred equity, fixed rate	44,324	44,224	2%	2%	10.45%	10.68%	—		—
CMBS, floating rate	6,427	—	—%	—%	—	—	229	bps	—
CMBS, fixed rate	17,638	—	—%	—%	12.98%	—	—		—
Total / Average	$2,853,821	$2,186,884	100%	100%	8.68%	10.04%	393	bps	384	bps

(1)          Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)          Spreads over an index other than LIBOR have been adjusted to a LIBOR-based equivalent.

As of June 30, 2007, our debt investment portfolio had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2007	16	$541,310	19%
2008	24	968,182	34%
2009	24	686,901	24%
2010	11	229,544	8%
2011	2	56,939	2%
Thereafter	13	370,945	13%
Total	90	2,853,821	100%

Weighted average maturity (1)		2.3 years

(1)          The calculation of weighted average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

Combined aggregate principal maturities of our consolidated CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive, and unsecured revolving credit facility as of June 30, 2007, are as follows:

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable		Unsecured Revolving Credit Facility	Total
2007	$—	$—	$—	$—		$—	$—
2008	—	—	—	—		—	—
2009	—	556,659	—	—		—	556,659
2010	—	—	—	—		90,000	90,000
2011	—	—	—	—		—	—
Thereafter	1,714,250	—	150,000	94,525	(1)	—	1,958,775
Total	$1,714,250	$556,659	$150,000	$94,525		$90,000	$2,605,434

(1) We have a 49.75% interest in the mortgage note.

The following table summarizes the notional and fair value of our derivative financial instrument at June 30, 2007.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate		Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$64,076	4.990%		1/2007	1/2017	$2,393
Total Return Swap	Lehman CMBS Investment Grade 8.5+ Yr Index	63,738	+22	bps	3/2007	3/2008	264
Interest Rate Swap	1 month LIBOR	59,400	4.938%		5/2007	11/2012	1,128
Interest Rate Swap	1 month LIBOR	42,718	4.990%		1/2007	1/2017	1,597
Interest Rate Swap	1 month LIBOR	69,300	5.025%		3/2007	3/2017	2,384
Interest Rate Swap	3 month LIBOR	39,454	4.420%		7/2005	2/2014	2,074
Interest Rate Swap	1 month LIBOR	36,500	4.837%		12/2006	11/2009	306
Total Return Swap	Lehman CMBS Investment Grade 8.5+ Yr Index	36,400	+20	bps	5/2007	5/2008	(8)
Interest Rate Swap	1 month LIBOR	31,686	3.855%		7/2005	11/2009	967
Interest Rate Swap	3 month LIBOR	24,837	5.445%		8/2006	7/2016	86
Interest Rate Cap	3 month LIBOR	23,713	5.700%		11/2005	12/2007	—
Interest Rate Swap	1 month LIBOR	22,275	5.078%		4/2007	4/2017	663
Total Return Swap	Lehman CMBS Investment Grade 8.5+ Yr Index	20,600	+20	bps	3/2007	4/2008	(11)
Interest Rate Cap	3 month LIBOR	20,000	6.000%		4/2007	10/2007	—
Interest Rate Swap	1 month LIBOR	16,412	5.081%		5/2007	5/2017	529
Interest Rate Swap	3 month LIBOR	12,000	9.850%		8/2006	8/2011	61
Basis Swap	Prime Composite-3 month LIBOR	9,363	+722	bps	8/2006	12/2007	(1)
Interest Rate Swap	1 month LIBOR	6,294	4.760%		1/2006	3/2015	250
Interest Rate Swap	1 month LIBOR	3,960	4.959%		12/2005	12/2015	135
Interest Rate Swap	1 month LIBOR	3,465	4.280%		7/2005	12/2009	74
Interest Rate Swap	3 month LIBOR	3,465	5.178%		4/2006	3/2010	7
Total		$609,656					$12,898

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

ITEM 1A.                                          RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2.                                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2007, we held our annual meeting of stockholders (the “Meeting”) in New York, New York for the purpose of: (i) electing three Class III directors to serve on the Board until our 2010 annual meeting of stockholders and until their successors are duly elected and qualified; and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.  The total number of shares of common stock entitled to vote at the Meeting was 26,034,056, of which 21,930,032 shares, or 84%, were present in person or by proxy.

The following sets forth the results of the election of directors:

Name of Class III Nominees	For	Withheld
Marc Holliday	21,164,277	765,755
Paul J. Konigsberg	21,799,341	130,691
Charles S. Laven	21,600,046	329,986

There was no solicitation in opposition to the foregoing nominees by stockholders.  The terms of office Hugh F. Hall and Jeffrey E. Kelter, our Class I directors, and Stephen L. Green and Allan J Baum, our Class II directors, continued after the Meeting.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by our stockholders with 21,911,061 votes “For,” 8,455 votes “Against” and 10,518 votes “Abstained,” none of which such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our Proxy Statement).

Further information regarding the proposals is contained in our Proxy Statement, dated April 17, 2007.

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

10.3*

Second Amended and Restated Master Repurchase Agreement, dated June 28, 2007, by and among Gramercy Warehouse Funding II, LLC, GKK Trading Warehouse II, LLC, and Goldman Sachs Mortgage Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (No. 001-32248) which was filed with the commission on July 5, 2007.

10.4*

Annex I to Second Amended and Restated Master Repurchase Agreement, dated June 28, 2007, by and among Gramercy Warehouse Funding II LLC, GKK trading Warehouse II, LLC and Goldman Sachs Mortgage Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (No. 001-32248) which was filed with the Commission on July 5, 2007.

10.5*

Second Amended and Restated Guaranty, dated June 28, 2007, by and among the Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (No. 001-32248) which was filed with the Commission on July 5, 2007).

10.6*

First Amendment to Third Amended and Restated Master Repurchase Agreement, dated June 28, 2007, by and among Gramercy Warehouse Funding I, LLC, GKK Trading Warehouse I LLC, GKK 450 Lex LLC, Wachovia Bank, National Association, and Wachovia Capital Markets, LLC, incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (No. 001-32248) which was filed with the Commission on July 5, 2007.

10.7*

Fourth Amended and Restated Guarantee Agreement, dated June 28, 2007, by and among Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (No. 001-32248) which was filed with the Commission on July 5, 2007.

10.8*

First Amended and Restated Credit Agreement, dated June 28, 2007, by and among Gramercy Capital LP, Keybank National Association and Keybank Capital Markets (incorporated by reference to Exhibit 10-6 of the Company’s Form 8-K (No. 001-32248) which was filed with the Commission on July 5, 2007).

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

*Incorporated by reference.

+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAMERCY CAPITAL CORP.

	By:	/s/ Robert R. Foley
Robert R. Foley
Chief Financial Officer

Date: August 9, 2007