Form 10-Q
period 2007-09-30
GRAMERCY CAPITAL CORP
filed 2007-11-09
CIK 1287701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(212) 297-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "non-accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 34,716,828 as of November 8, 2007.

GRAMERCY CAPITAL CORP.

INDEX

i

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Gramercy Capital Corp.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	September 30, 2007 (Unaudited)	December 31, 2006
Assets:
Cash and cash equivalents	$306,760	$19,314
Restricted cash equivalents	147,872	354,283
Loans and other lending investments, net	2,495,925	2,144,151
Commercial mortgage backed securities	775,852	—
Investment in unconsolidated joint ventures	46,109	57,567
Loans held for sale, net	194,818	42,733
Commercial real estate, net	178,691	99,821
Accrued interest	26,601	12,092
Deferred financing costs	43,930	27,456
Deferred costs	1,059	1,271
Derivative instruments, at fair value	—	2,910
Other assets	24,475	4,515

Total assets	$4,242,092	$2,766,113

Liabilities and Stockholders' Equity:
Repurchase agreements	$296,446	$277,412
Credit facilities	—	15,000
Collateralized debt obligations	2,757,858	1,714,250
Mortgage note payable	153,624	94,525
Management fees payable	2,562	2,093
Incentive fee payable	22,868	1,195
Dividends payable	21,712	14,419
Accounts payable and accrued expenses	35,959	24,750
Derivative instruments, at fair value	27,192	—
Other liabilities	12,786	11,809
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	150,000

Total liabilities	3,481,007	2,305,453

Commitments and contingencies	—	—
Stockholders' Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 30,902,304 and 25,878,391 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	30	26
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, 4,600,000 and 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	111,205	—
Additional paid-in-capital	583,474	453,766
Accumulated other comprehensive income	(19,274)	2,890
Retained earnings	85,650	3,978

Total stockholders' equity	761,085	460,660

Total liabilities and stockholders' equity	$4,242,092	$2,766,113

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statements of Income
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Investment income	$85,796	$45,299	$218,593	$116,313
Rental revenue, net	2,523	—	6,109	914
Gain on sales and other income	1,895	5,156	11,949	13,724

Total revenues	90,214	50,455	236,651	130,951

Expenses
Interest expense	50,601	25,782	126,271	64,280
Management fees	5,923	4,409	16,176	11,793
Incentive fee	22,868	1,822	29,469	4,592
Depreciation and amortization	1,188	278	2,947	962
Marketing, general and administrative	3,145	2,169	11,068	7,719
Provision for loan loss	2,500	(70)	6,648	430

Total expenses	86,225	34,390	192,579	89,776

Income before equity in net income (loss) of unconsolidated joint ventures and provision for taxes	3,989	16,065	44,072	41,175
Equity in net income (loss) of unconsolidated joint ventures	1,264	(734)	1,053	(2,090)

Income before provision for taxes and gain from sale of unconsolidated joint venture interest	5,253	15,331	45,125	39,085
Gain from sale of unconsolidated joint venture interest	92,235	—	92,235	—
Provision for taxes	(338)	(795)	(1,301)	(1,178)

Net Income	97,150	14,536	136,059	37,907
Preferred stock dividends	(2,336)	—	(4,231)	—

Net income available to common stockholders	$94,814	$14,536	$131,828	$37,907

Basic earnings per share:
Net income available to common stockholders	$3.60	$0.56	$5.04	$1.56

Diluted earnings per share:
Net income available to common stockholders	$3.43	$0.54	$4.79	$1.48

Dividends per common share	$0.63	$0.51	$1.82	$1.52

Basic weighted average common shares outstanding	26,339	25,832	26,139	24,336

Diluted weighted average common shares and common share equivalents outstanding	27,638	27,034	27,527	25,533

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statement of Stockholders' Equity
(Unaudited, amounts in thousands, except share data)

	Common Stock
					Accumulated Other Comprehensive Income
	Shares Value	Par	Series A Preferred Stock	Additional Paid- In-Capital		Retained Earnings	Total	Comprehensive Income
Balance at December 31, 2006	25,878	$26	$—	$453,766	$2,890	$3,978	$460,660
Net income						136,059	136,059	$136,059
Net unrealized loss on derivative instruments					(17,351)		(17,351)	(17,351)
Net unrealized loss on securities available-for-sale					(4,813)		(4,813)	(4,813)
Issuance of common stock, net of expenses	4,825	4		124,451			124,455
Stock-based compensation — fair value				670			670
Proceeds from stock option exercises	58			1,077			1,077
Deferred compensation plan, net	141			3,510			3,510
Issuance of shares of preferred stock, net of expenses			111,205				111,205
Dividends declared on preferred stock						(4,231)	(4,231)
Dividends declared on common stock						(50,156)	(50,156)

Balance at September 30, 2007	30,902	$30	$111,205	$583,474	$(19,274)	$85,650	$761,085	$113,895

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$136,059	$37,907
Adjustments to reconcile net income to net cash provided by / (used in) operating activities:
Depreciation and amortization	9,219	4,064
Amortization of discount, premium and other fees on investments	(19,707)	(7,984)
Deferred rents receivable	(5,621)	—
Equity in net (income) loss of unconsolidated joint ventures	(1,053)	2,091
Gain on sale of securities	—	(6,362)
Amortization of stock compensation	4,180	2,307
Provision for loan loss	6,648	430
Unrealized loss on derivative instruments	(792)	—
Net realized gain on loans held for sale and loan commitments	(4,354)	(1,173)
Net realized gain on sale of JV Investment	(92,235)	—
Changes in operating assets and liabilities:
New investments in loans held for sale	(151,638)	(62,213)
Proceeds from sale of loans held for sale and loan commitments	177,414	102,392
Accrued interest	(8,292)	(4,290)
Other assets	(453)	12,634
Management fees payable	469	1,702
Incentive fee payable	21,673	585
Settlement of derivative instruments	(460)	2,723
Accounts payable, accrued expenses and other liabilities	11,238	30,674

Net cash provided by operating activities	82,295	115,487

Investing Activities
New investment originations and funded commitments	(1,575,531)	(1,326,623)
Principal collections on investments	932,043	432,424
Proceeds from loan syndications	112,375	—
Proceeds from sale of JV Investment	146,665	—
Investment in commercial real estate	(74,800)	(109,235)
Proceeds from the sale of security interests in operating real estate	—	14,812
Investment in commercial mortgage backed securities	(780,041)	—
Investment in joint venture	(41,918)	—
Change in restricted cash from investing activities	11,336	(19,014)
Deferred investment costs	(1,615)	(1,320)

Net cash used in investing activities	(1,271,486)	(1,008,956)

Financing Activities
Proceeds from repurchase facilities	1,265,461	1,002,844
Repayments of repurchase facilities	(1,246,427)	(1,061,472)
Proceeds from issuance of collateralized debt obligation	1,043,572	903,750
Proceeds from unsecured revolving credit facility	129,000	—
Repayments of unsecured credit facilities	(144,000)	—
Proceeds from mortgage note payable	59,099	94,525
Change in restricted cash from financing activities	190,479	(165,822)
Settlement of derivative instruments	10,826	730
Proceeds from stock options exercised	1,077	300
Net proceeds from sale of common stock	124,455	79,790
Net proceeds from sale of preferred stock	111,205	—
Issuance of trust preferred securities	—	50,000
Deferred financing costs and other liabilities	(21,016)	(6,781)
Dividends paid on preferred stock	(1,895)
Dividends paid on common stock	(45,199)	(35,129)
Net cash provided by financing activities	1,476,637	862,735

Net increase (decrease) in cash and cash equivalents	287,446	(30,734)
Cash and cash equivalents at beginning of period	19,314	70,576

Cash and cash equivalents at end of period	$306,760	$39,842

Non-cash activity
Change in investment in unconsolidated joint ventures	—	$1,814

Supplemental cash flow disclosures
Interest paid	$112,583	$53,880

Income taxes paid	$854	$1,223

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Notes To Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2007

1. Organization

Gramercy Capital Corp. (the "Company" or "Gramercy") is a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States. We have also established a CMBS business that focuses on the acquisition, trading and financing of commercial mortgage backed securities, or CMBS, and other real estate related securities. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken.

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

We are externally managed and advised by GKK Manager LLC, or our Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green. At September 30, 2007, SL Green owned approximately 25% of the outstanding shares of our common stock. On November 7, 2007, we sold, through a private placement, 3,809,524 shares of common stock at a price of $26.25 to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising proceeds of approximately $100,000. Subsequent to this offering, SL Green owned approximately 22% of the outstanding shares of our common stock. We qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with our taxable year ended December 31, 2004 and expect to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income. Unless the context requires otherwise, all references to "we," "our," and "us" means Gramercy Capital Corp.

As of September 30, 2007, we held loans, other lending investments and CMBS of $3,466,595 net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 387 basis points for our floating rate investments, and an average yield of 7.07% for our fixed rate investments. As of September 30, 2007, we also held interests in three credit net lease investments, or CTL investments, two interests in fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

Basis of Quarterly Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2007 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-K/A for the year ended December 31, 2006.

The balance sheet at December 31, 2006 has been derived from the audited financial statement at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us, or entities which are variable interest entities, or VIEs, in which we are the primary beneficiaries under FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities." FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's anticipated losses and/or a majority of the expected returns. We have evaluated our investments for potential classification as variable interests by evaluating the sufficiency of the entities' equity investment at risk to absorb losses, and determined that we are not the primary beneficiary for any of our investments. Entities which we do not control and entities which are VIE's, but where we are not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

Variable Interest Entities

Our ownership of the subordinated classes of CMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity ("QSPE") does not consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. FASB Statement No. 140, or SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,"provides the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity's QSPE status can be affected in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

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

At September 30, 2007, we owned securities of three controlling class CMBS trusts with a carrying value of $43,513. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. At September 30, 2007, our maximum exposure to loss as a result of our investment in these QSPEs totaled $43,513, which equals the book value of these investments as of September 30, 2007.

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

Restricted Cash

Restricted cash at September 30, 2007 consists primarily of $127,092 on deposit with the trustee of our collateralized debt obligations, or CDOs, representing the proceeds of repayments from loans serving as collateral in our CDOs, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for our CDOs, which are remitted to us on a quarterly basis in the month following the end of our fiscal quarter, and future funding obligations on certain investments. The remaining balance of $20,780 consists of interest reserves held on behalf of borrowers and our share of the reserves of 55 Corporate Drive, a consolidated TIC, or TIC interest.

Loans and Investments and Loans Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. We may originate or acquire preferred equity interests that allow us to participate in a percentage of the underlying property's cash flows from operations and proceeds from a sale or refinancing. Should we make such a preferred equity investment, we must determine whether that investment should be accounted for as a loan, joint venture or as an interest in real estate.

Specific valuation allowances are established for impaired loans based on the fair value of the collateral on an individual loan basis. The fair value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. We maintained a reserve of $5,908 and $2,460 at September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007, charge-offs totaled $3,200. There were no charge-offs for the year ended December 31, 2006.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Commercial Mortgage Backed Securities

We designate our CMBS investments pursuant to FASB Statement of Financial Accounting Standards No. 115, or FAS 115, on the date of acquisition of the investment. Held to maturity investments are stated at cost plus the amortization of any premiums or discounts and any premiums or discounts are amortized through the consolidated statements of income using the level yield method. CMBS securities that we do not hold for the purpose of selling them in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders equity. Unrealized losses on securities that in the judgment of management are other than temporary, are charged against earnings as a loss on the income statement.

When the fair value of a security is less than the amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security (for example, whether the security will be sold prior to the recovery of fair value). If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is reduced to the then-current fair value, and this loss is realized and charged against earnings. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

We account for CMBS (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote) under Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," or EITF 99-20. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less then the present value previously estimated, an other then temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting change against earnings and a new cost basis is established. We calculate a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income.

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

In accordance with FASB No. 144, or SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," a property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense and straight-line rent adjustments are no longer recorded and historic results are reclassified as Discontinued Operations.

In accordance with FASB No. 141, or SFAS 141, "Business Combinations," we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities and are not considered to be the primary beneficiary under FIN 46R. In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to us. As of September 30, 2007 and December 31, 2006, we had investments in unconsolidated joint ventures of $46,109 and $57,567, respectively.

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

In some instances we may sell all or a portion of our investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," criteria is met, under which control of the asset that is sold is surrendered making it a "true sale," a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the three and nine months ended September 30, 2007, we recognized $0 and $4,354, respectively, in net gains from the sale of debt investments or commitments. For the three and nine months ended September 30, 2006, we recognized $400 and $1,828, respectively, in net gains from the sale of debt investments or commitments.

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

Reserve for Possible Loan Losses

The expense for possible loan losses in connection with debt investments is the charge to earnings to increase the allowance for possible loan losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and project diversification, the size of the portfolio and current economic conditions. Based upon these factors, we may establish the provision for possible loan losses by individual asset or category of asset. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for loan losses. During the nine months ended September 30, 2007, we incurred a charge-off totaling $3,200 related to a defaulted loan. We subsequently took title to the property securing the defaulted loan and are evaluating strategies for maximizing the potential recovery. There were no charge-offs for the year ended December 31, 2006. We maintained a reserve for possible loan losses of $5,908 against investments with a carrying value of $134,382 as of September 30, 2007, and a reserve for possible loan losses of $2,460 against investments with a carrying value of $131,427 as of December 31, 2006.

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal, and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions which do not close, are expensed in the period in which it is determined that the financing will not close.

Stock Based Compensation Plans

We have a stock-based compensation plan, described more fully in Note 13. We account for this plan using the fair value recognition provisions of FASB Statement 123(R), "Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation."

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

	2007	2006
Dividend yield	7.7%	8.0%
Expected life of option	6.1 years	6.7 years
Risk-free interest rate	4.62%	4.14%
Expected stock price volatility	25.4%	21.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to our common unit holders in our Operating Partnership and to common stockholders. We incurred approximately $22,868 and $29,469 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2007, respectively, and $1,822 and $4,592 for the three and nine months ended September 30, 2006, respectively.

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

To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

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

FASB No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB No. 149, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. Gramercy places its cash investments in excess of insured amounts with high quality financial institutions. Our Manager performs ongoing analysis of credit risk concentrations in our debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics. Five investments accounted for more than 20% of the total carrying value of our debt investments as of September 30, 2007 compared to four investments which accounted for more than 21% of the total carrying value of our debt investments as of December 31, 2006. Four investments accounted for approximately 22% and 19% of the revenue earned on our debt investments for the three and nine months ended September 30, 2007 compared to six investments which accounted for approximately 26% and 21% of the revenue earned on our debt investments for the three and nine months ended September 30, 2006.

Recently Issued Accounting Pronouncements

In June of 2006 the FASB issued Financial Interpretation No. 48, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007 for the Company. The adoption of FIN 48 did not have a material impact on our financial results for the three and nine months ended September 30, 2007.

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

In February 2007, the FASB issued Statement No. 159, or SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-01 "Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" ("SOP 07-1"). SOP 07-1 clarifies the scope of accounting for investment companies and provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the "Guide"). For those entities that are investment companies under SOP 07-1, the specialized industry accounting principles of the Guide (referred to as Investment Company accounting) should be retained by a parent company when it consolidates its interest in the investment company or by an equity method investor when it records its interest in the investment company. The SOP also provides for certain disclosure requirements for parent companies and equity method investors in investment companies that continue investment company accounting in the parent's consolidated financial statements or the financial statements of the equity method investor. The SOP was to be effective for fiscal years beginning on or after December 15, 2007; however in a meeting on October 17, 2007, the FASB voted to indefinitely defer the effective date and add to the FASB's technical agenda, consideration of amending certain provisions of the SOP. The Company maintains an exemption from the Investment Company Act of 1940, as amended, and is therefore not regulated as an investment company. As a REIT, the Company is not subject to the AICPA's Investment Company Accounting and Auditing Guide. The Company continues to monitor the FASB's developments with respect to SOP 07-1.

3. Loans, Other Lending Investments, and CMBS

The aggregate carrying values, allocated by product type and weighted average coupons of our loans, other lending investments and CMBS as of September 30, 2007 and December 31, 2006 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2007	2006	2007	2006	2007	2006	2007	2006
Whole loans, floating rate	$1,572,216	$1,372,316	45%	63%	—	—	329 bps	327 bps
Whole loans, fixed rate	204,114	42,376	6%	2%	7.80%	11.69%	—	—
Corporate whole loans — floating rate	133,721	—	4%	—	—	—	210 bps	—
Subordinate interests in whole loans, floating rate	154,679	236,308	4%	11%	—	—	478 bps	445 bps
Subordinate interests in whole loans, fixed rate	61,634	48,769	2%	2%	7.52%	8.54%	—	—
Mezzanine loans, floating rate	349,378	226,675	10%	10%	—	—	662 bps	665 bps
Mezzanine loans, fixed rate	203,153	216,216	6%	10%	9.19%	9.92%	—	—
Preferred equity, fixed rate	11,848	44,224	—%	2%	10.11%	10.68%	—	—
CMBS, floating rate	24,598	—	1%	—%	—	—	591 bps	—
CMBS, fixed rate	751,254	—	22%	—%	6.22%	—	—	—

Total/Average	$3,466,595	$2,186,884	100%	100%	7.07%	10.04%	387 bps	384 bps

(1)
Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)
Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of September 30, 2007, our loans, other lending investments and CMBS had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2007	7	$244,904	7%
2008	29	988,938	28%
2009	27	670,890	19%
2010	13	332,931	10%
2011	2	56,949	2%
Thereafter	18	1,171,983	34%

Total	96	3,466,595	100%

Weighted average maturity (1)		4.1 years

(1)
The calculation of weighted average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the three and nine months ended September 30, 2007 and 2006 the Company's investment income from our loans, other lending investments and CMBS was generated by the following investment types:

	Three months ended September 30, 2007		Three months ended September 30, 2006
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$47,962	56%	$28,236	62%
Mezzanine loans	25,813	30%	5,195	12%
CMBS	7,555	8%	—	—%
Subordinate interests in whole loan	4,050	5%	10,479	23%
Preferred equity	416	1%	1,389	3%

Total	$85,796	100%	$45,299	100%

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$125,576	57%	$67,913	58%
Mezzanine loans	63,119	29%	12,932	11%
Subordinate interests in whole loans	19,086	9%	32,570	28%
CMBS	7,980	4%	—	—
Preferred equity	2,832	1%	2,898	3%

Total	$218,593	100%	$116,313	100%

At September 30, 2007 and December 31, 2006, loans and other lending investments, excluding corporate whole loans and CMBS, had the following geographic diversification:

	September 30, 2007		December 31, 2006
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$1,161,769	43%	$1,169,790	53%
West	689,275	26%	579,568	27%
South	400,489	15%	310,909	14%
Southwest	250,763	9%	84,723	4%
Mid Atlantic	111,287	4%	—	—%
Midwest	77,159	3%	41,894	2%

Total	$2,690,742	100%	$2,186,884	100%

The following is a summary of the Company's CMBS at September 30, 2007:

Description	Amortized Cost	Gross Unrealized gain	Gross Unrealized Loss	Carrying Value	Estimated Fair Value
Held to maturity:
Fixed rate CMBS	$737,152	$—	$—	$737,152	$733,309

Available-for-sale:
Floating rate CMBS	25,164	442	(1,008)	24,598	24,598
Fixed rate CMBS	18,349	—	(4,247)	14,102	14,102

Total	43,513	442	(5,255)	38,700	38,700

Total	$780,665	$442	$(5,255)	$775,852	$772,009

The following is a summary of the underlying credit rating of the Company's CMBS at September 30, 2007:

	Carrying Value	Percentage
AAA	$737,152	95%
BBB-	12,167	2
BB+	7,681	1
BB	4,540	—
BB-	4,750	1
B+	3,894	—
B	4,767	1
Not rated	901	—

Total	$775,852	100%

We recorded provisions for loan losses of $2,500, and $6,648 for the three and nine months ended September 30, 2007, respectively and $(70) and $430 for the three and nine months ended September 30, 2006, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience and collateral quality by individual asset or category of asset.

During the nine months ended September 30, 2007, the Company incurred a charge-off totaling $3,200, relating to one defaulted loan. We subsequently took title to the property securing the defaulted loan and are evaluating strategies for maximizing the potential recovery. There were no charge-offs for the year ended December 31, 2006.

Changes in the reserve for possible loan losses were as follows:

Reserve for possible loan losses, December 31, 2006	$2,460
Additional provision for loan losses	6,648
Charge-offs	(3,200)

Reserve for possible loan losses, September 30, 2007	$5,908

The following table shows the Company's fair value and gross unrealized losses and the length of time that individual available-for-sale securities have been in a continuous unrealized loss position at September 30, 2007:

	12 Months or Less		12 Months or More		Total
Description	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Floating rate CMBS	$24,598	$(1,008)	—	—	$24,598	$(1,008)
Fixed rate CMBS	14,102	(4,247)	—	—	14,102	(4,247)

Total	$38,700	$(5,255)	—	—	$38,700	$(5,255)

The temporary impairment of the available-for-sale securities results from the fair value of the securities falling below the amortized cost basis. These unrealized losses are primarily the result of market factors other than credit impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated due to actual prepayments and credit loss experience. The Company believes the carrying value of the securities are fully recoverable over their expected holding period. The Company possesses both the intent and the ability to hold the securities until the Company has recovered the amortized costs. Accordingly, the Company does not believe any of the securities are other than temporarily impaired.

In connection with a preferred equity investment which was repaid in October 2006, we have guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which we have invested in the event of a borrower default under such loan. The loan matures in 2032. This guarantee is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, we received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on our balance sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. Our maximum exposure under this guarantee is approximately $1,433 as of September 30, 2007. Under the terms of the guarantee, the investment sponsor is required to reimburse us for the entire amount paid under the guarantee until the guarantee expires.

4. Property Acquisitions

55 Corporate Drive

In June 2006 we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey, with a 0.25% interest to be acquired in the future. The property is comprised of three buildings totaling 670,000 square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan. The remaining 50% of the property is owned as a TIC interest by SL Green. Upon closing the acquisition of the property, the $90,000 whole loan previously held by us, was repaid in full using proceeds from the new mortgage financing. We recorded our pro rata share of net income of the property of $(23) and $140 for the three months and nine months ended September 30, 2007, respectively. Following the acquisition and until the property was placed into service in December 2006, all income and expense at the property were capitalized as the property was being redeveloped and accordingly, no amounts were recognized in our results from operations for the three and nine months ended September 30, 2006.

292 Madison

In July 2007, we acquired for $71,871 a 100% fee interest in the land located at 292 Madison Avenue, New York, New York, purchased from SL Green. The Company entered into a 70-year ground lease with an unaffiliated third party which simultaneously purchased from SL Green, the Class B office building situated on the property. The Company's acquisition of the fee interest was financed with a $59,099 10-year fixed rate mortgage loan.

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

In March 2006, following the conversion of the entity that owns 200 Franklin Square Drive into a Delaware statutory trust, or DST, we sold approximately 29.3% of our security interests in the DST to a third party. Subsequently, we sold an additional 45.7% of our security interests in the DST to the same party, reducing our final ownership interest to 25.0%. We received total cash consideration of $12,800 for these interests and the buyer assumed 75% of the DST's underlying mortgage debt. The disposition resulted in a net gain of $4,530, after transaction costs. As a result of the disposition, this investment is now classified as an investment in joint venture and accounted for using the equity method. As of September 30, 2007 the investment has a carrying value of $2,331. We recorded our pro rata share of net income of the joint venture of $27 and $87 for the three and nine months ended September 30, 2007.

6. Investments in Unconsolidated Joint Ventures

South Building at One Madison Avenue, New York, New York

In April 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building. The joint venture was owned 45% by a wholly-owned subsidiary and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests are pari passu. Also in April 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The first mortgage was non-recourse to us. The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term. We recorded our pro rata share of net losses of the joint venture of $130 and $415 for the three months ended September 30, 2007 and 2006, respectively, and our pro rata share of the net losses of the joint venture of $759 and $1,168 for the nine months ended September 30, 2007 and 2006, respectively. On July 2, 2007, we entered into an agreement to sell our entire investment in the One Madison Avenue joint venture to SL Green for approximately $146.7 million, subject to an external appraisal, which was to be approved by the board of directors of both parties. On August 1, 2007, an affiliate of SL Green loaned approximately $146.7 million to our Operating Partnership. This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of the sale of our 45% interest in One Madison Avenue. The sale transaction closed on August 17, 2007, at which time we realized a gain of $92,235 and simultaneously repaid the entire loan amount with interest due through such date.

101 S. Marengo Avenue, Pasadena, California

In November 2005, we closed on the purchase of a 50% interest in an office building in Pasadena, CA. We also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which is net leased to Bank of America through September 2015 assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, 10-year fixed-rate first mortgage loan. We recorded our pro rata share of net losses of the joint venture of $351 and $344 for the three months ended September 30, 2007 and 2006, respectively, and our pro rata share of the net losses of the joint venture of $1,092 and $1,005 for the nine months ended September 30, 2007 and 2006, respectively.

2 Herald Square, New York, New York

In April 2007, we purchased for $103,555 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of September 30, 2007, the investment had a carrying value of $18,960. We recorded our pro rata share of net income of $772 and 1,871 for the three and nine months ended September 30, 2007.

885 Third Avenue, New York, New York

In July 2007, we purchased for $145,526 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of September 30, 2007, the investment had a carrying value of $26,029. We recorded our pro rata share of net income of $946 for the three and nine months ended September 30, 2007.

7. Junior Subordinated Debentures

In January 2006, May 2005 and August 2005, we completed issuances of $50,000 each in unsecured trust preferred securities through three DST's, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust III, or GCT III, that are also wholly-owned subsidiaries of our Operating Partnership. The securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter the rate will float based on the three-month LIBOR plus 270 basis points. The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

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

GCTI, GCTII and GCTIII each issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of those entities to our Operating Partnership for a total purchase price of $4,650. GCTI, GCTII and GCTIII used the proceeds from the sale of the trust preferred securities and the common securities to purchase our Operating Partnership's junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations. We realized net proceeds from each offering of approximately $48,956.

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

During 2006 we issued approximately $1,000,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO consists of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. We incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

In August 2007 we issued $1,100,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer, and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer. The CDO consists of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.45%. We incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO. The Issuer in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments, and CMBS which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain limitations and rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of the Issuer of each CDO are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments.

9. Debt Obligations

Repurchase Facilities

We have two repurchase facilities, one with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, and one with Goldman Sachs Mortgage Company, or Goldman.

The repurchase facility with Wachovia is a $500,000 facility. This facility was initially established as a $250,000 facility, was increased to $350,000 effective January 3, 2005, and was subsequently increased to $500,000 effective April 22, 2005. On June 28, 2007, we modified the facility by further reducing the interest spreads. As a result of the modifications, the $500,000 facility bears interest at spreads of 0.65% to 2.50% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 95% based upon the collateral provided under a borrowing base calculation. On October 13, 2006, we extended the facility's maturity date until October 2009. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $261,536 at a weighted average spread to LIBOR of 1.52% as of September 30, 2007, and no accrued interest and borrowings of $151,403 at a weighted average spread to LIBOR of 1.86%, as of December 31, 2006.

Borrowings under the Wachovia facility at September 30, 2007 and December 31, 2006 were secured by the following investments:

	Carrying Value
Investment Type
	2007	2006
Whole loans	$422,159	$117,328
Mezzanine loans	152,675	139,680
Preferred equity	—	14,955

Total	$574,834	$271,963

We also have a repurchase facility with Goldman. On October 13, 2006 we increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009. On June 28, 2007, we modified the facility by further reducing the interest spreads. As a result of the modifications, the facility bears interest at spreads of 1.00% to 1.50% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 70% to 90% based upon the collateral provided under a borrowing base calculation. As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had accrued interest of $196 and borrowings of $34,910 at a weighted average spread to LIBOR of 1.06% as of September 30, 2007, and accrued interest of $261 and borrowings of $126,009 at a weighted average spread to LIBOR of 1.51% under this facility at December 31, 2006.

Borrowings under the Goldman facility at September 30, 2007 and December 31, 2006 were secured by the following investments:

	Carrying Value
Investment Type
	2007	2006
Whole loans	$150,403	$97,795
Mezzanine loans	—	71,798

Total	$150,403	$169,593

The terms of our repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $15,000, (c) require our fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require us to maintain minimum tangible net worth of not less than (i) $400,000, plus (ii) 75% of the net proceeds of our subsequent equity issuances following the date of the June 2007 amendments. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined therein) under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as our Manager. As of September 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

The repurchase facilities require that we repay borrowings under these facilities as principal payments on the loans and investments pledged to these facilities are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, subordinate interests in whole loans, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by us.

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

Unsecured Revolving Credit Facility

In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option. On June 28, 2007 the facility was increased to $175,000 and interest spreads on the facility were reduced. The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. We had accrued interest of $71 and no borrowings as of September 30, 2007, and accrued interest of $75 and borrowings of $15,000 at a spread to LIBOR of 2.10% under this facility at December 31, 2006.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.30, and (c) require us to maintain minimum tangible net worth of not less than $450,000 plus 75% of the net proceeds from equity offerings completed following the date of the June 2007 amendment. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our Manager. As of September 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

In conjunction with the closing of the unsecured revolving credit facility with KeyBank in 2006, our $25,000 revolving credit facility with Wachovia was terminated.

Mortgage Loans

We have two consolidated interest-only mortgage loans related to 55 Corporate Drive and 292 Madison. The mortgage loan that financed the acquisition of 55 Corporate Drive in June 2006 has an outstanding principal balance of $190,000, of which we have consolidated our ownership percentage of 49.75% or $94,525. This loan has an effective interest rate of 5.75% and a term of ten years. The mortgage loan that financed the acquisition of 292 Madison in July 2007 has an outstanding balance of $59,099, with an effective interest rate of 6.17% and a term of ten years.

Combined aggregate principal maturities of our consolidated CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note payable related to our TIC interests in 55 Corporate Drive, the mortgage note on 292 Madison, and unsecured revolving credit facility as of September 30, 2007 are as follows:

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Notes Payable		Unsecured Revolving Credit Facility	Total
2007	$—	$—	$—	$—		$—	$—
2008	—	—	—	—		—	—
2009	—	296,446	—	—		—	296,446
2010	—	—	—	—		—	—
2011	—	—	—	—		—	—
Thereafter	2,757,858	—	150,000	153,624	(1)	—	3,061,482

Total	$2,757,858	$296,446	$150,000	$153,624		$—	$3,357,928

(1)
We have a 49.75% interest in the mortgage note for $94,525 and a 100% interest in the $59,099 note.

10. Operating Partnership Agreement/Manager

At September 30, 2007, we owned all of the Class A limited partnership interests in our Operating Partnership. At September 30, 2007, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are our executive officers, certain of which interests are subject to performance thresholds.

At September 30, 2007, the majority of the interests in our Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are our executive officers, certain of which interests are subject to performance thresholds.

11. Related Party Transactions

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006 and as further amended in September 2007. The amended and restated management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities. We incurred expense to our Manager under this agreement of an aggregate of $3,271 and $9,047 for the three and nine months ended September 30, 2007, respectively and $2,704 and 7,443 for the three and nine months ended September 30, 2006, respectively.

To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. We incurred $22,868 and $29,469 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2007, respectively and $1,822 and $4,592 for the three and nine months ended September 30, 2006, respectively.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee can be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsourcing agreement currently provides for an annual fee payable by us, which fee is currently $1,366 per year, increasing 3% annually over the prior year on the anniversary date of the outsourcing agreement in August of each year. For the three months ended September 30, 2007 and 2006, we realized expense of $338 and $328, respectively, and for the nine months ended September 30, 2007 and 2006, we realized expense of $1,001 and $973, respectively, to our Manager under the outsourcing agreement. For the three months ended September 30, 2007 and 2006, we realized expense of $1,041 and $621, respectively, and for the nine months ended September 30, 2007 and 2006, we realized expense of $2,700 and $1,621, respectively, to our Manager under the asset servicing agreement.

In connection with the closing of our first CDO in July 2005, the Issuer, Gramercy Real Estate CDO 2005-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities not held by us. At September 30, 2007 and December 31, 2006 we owned all of the non-investment grade bonds, preferred equity and equity in all three CDOs. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the three months ended September 30, 2007 and 2006, we realized expense of $518 and $518, respectively, and for the nine months ended September 30, 2007 and 2006, we realized expense of $1,537 and $1,518, respectively, to our Manager under such collateral management agreement.

Collateral manager fees paid on our CDO that closed in August 2006 are governed by the amended and restated management agreement as a "transitional managed" CDO, as defined in the amended and restated management agreement, consisting primarily of debt investments secured by non-stabilized real estate. Fees paid by the CDOs for collateral management services in excess of the amounts paid to the Manager are paid to us. For the three months ended September 30, 2007 and 2006, we realized expense of $577 and $238, respectively, and for the nine months ended September 30, 2007 and 2006, we realized expense of $1,713 and $238, respectively, to our Manager under this agreement.

Collateral manager fees paid on our CDO that closed in August 2007 are based on the amended and restated management agreement as a "non-transitional managed" CDO, as defined in the amended and restated management agreement, consisting primarily of investment grade bonds and debt investments secured by non-stabilized real estate. Fees paid by the CDOs for collateral management services in excess of the amounts paid to the Manager are paid to us. For the three months ended September 30, 2007 and 2006, we realized expense of $178 and $0, respectively, and for the nine months ended September 30, 2007 and 2006, we realized expense of $178 and $0, respectively, to our Manager under this agreement.

Pursuant to the amended and restated management agreement our Manager shall receive management, service and similar fees equal to (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with us or our Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures.

In April 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building. The joint venture, which was created to acquire, own and operate the South Building, was owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests are pari passu. Also in April 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to CS pursuant to a lease with a 15-year remaining term. On July 2, 2007, we entered into an agreement to sell our entire investment in the One Madison Avenue joint venture to SL Green for approximately $146.7 million, subject to an external appraisal, which was to be approved by the board of directors of both parties. On August 1, 2007, an affiliate of SL Green loaned approximately $146.7 million to our Operating Partnership. This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of the sale of our 45%

interest in One Madison Avenue. The sale transaction closed on August 17, 2007, at which time we realized a gain of $92,235 and simultaneously repaid the entire loan amount with interest due through such date.

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

Commencing in May 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten. For the three and nine months ended September 30, 2007 we incurred expenses of $63 and $188, respectively, and for the three and nine months ended September 30, 2006 we incurred expenses of $63 and $188, respectively under this lease.

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

In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,302 and $90,049 as of September 30, 2007 and December 31, 2006, respectively.

In August 2006, we acquired from a financial institution a 50% pari-passu interest in a $65,000 preferred equity investment secured by an office property in New York, New York. An affiliate of SL Green simultaneously acquired and owns the other 50% pari-passu interest. The investment bears interest at a blended fixed rate of 10.52%.

In December 2006, we acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan.

During the nine months ended September 30, 2006, we earned fees of $163 from SL Green representing SL Green's proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and currently bears interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and currently holds a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of September 30, 2007, our interest in the whole loan had a carrying value of $62,521. The investment in the mezzanine loan was repaid in full in September 2007.

In March 2007, we closed on the acquisition of a $62,500 pari-passu interest in one tranche of a multiple-level mezzanine structure primarily secured by pledges of equity and rights to cash distributions, which was used to fund the acquisition of a large office portfolio. The investment bore interest at one-month LIBOR plus 2.85%. At closing, an affiliate of SL Green simultaneously acquired a $62,500 pari-passu interest in the same tranche of the mezzanine structure. The investment was repaid in full in May 2007.

In April 2007, we purchased for $103,555 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of September 30, 2007, the investment had a carrying value of $18,960. We recorded our pro rata share of net income of $772 and $1,871 for the three and nine months ended September 30, 2007, respectively.

In July 2007, we purchased for $145,526 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of September 30, 2007, the investment had a carrying value of $26,029. We recorded our pro rata share of net income of $946 for the three and nine months ended September 30, 2007.

In July 2007, we acquired for $71,871 a 100% fee interest in the property located at 292 Madison Avenue, New York, New York, purchased from SL Green. The Company entered into a 70-year ground lease with an unaffiliated third party which simultaneously purchased from SL Green, the Class B office building situated on the property. The Company's acquisition of the fee interest was financed with a $59,099 10-year fixed rate mortgage loan.

In August 2007, we closed on the purchase from a financial institution of a $12,500 mezzanine loan on a substantially complete residential condominium project in the upper east side of Manhattan. The investment bears interest at the current pay rate of 11% over LIBOR, and a 19% look-back IRR at maturity. At closing, an affiliate of SL Green simultaneously acquired a $12,500 pari-passu interest in the same tranche of the capital structure.

In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter we, along with SL Green, sold our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green, a 100% interest in a $25,000 junior mezzanine loan associated with the same property as the preceding senior mezzanine. Immediately thereafter we participated 50% of our interest in the loan back to SL Green. As of September 30, 2007, our interest in the junior mezzanine loan had a carrying value of $12,315.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us. Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman. The aggregate amount of fees paid by us for such services for the three and nine months ended September 30, 2007 was $1 and $4, respectively, and $3 and $6 for the three and nine months ended September 30, 2006, respectively.

12. Deferred Costs

Deferred costs at September 30, 2007 and December 31, 2006 consisted of the following:

	2007	2006
Deferred financing	$56,720	$35,103
Deferred acquisition	2,304	2,195

	59,024	37,298
Less accumulated amortization	(14,035)	(8,571)

	$44,989	$28,727

Deferred financing costs relate to our existing repurchase facilities with Wachovia and Goldman, our unsecured revolving credit facility with KeyBank, our CDOs, the proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive the proportionately consolidated mortgage note payable related to our joint venture interest in 885 Third Avenue, and the trust preferred securities. These costs are amortized on a straight-line basis to interest expense based on the remaining term of the related financing.

Deferred acquisition costs consist of fees and direct costs incurred to originate our investments and are amortized using the effective yield method over the related term of the investment.

13. Stockholders' Equity

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2007, 30,902,304 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

Preferred Stock

On April 18, 2007, we issued 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock (including the underwriters' over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares receive annual dividends of $2.03125 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, we may at our option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205.

Common Stock

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations. As of September 30, 2007, 495,583 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan. These shares have a vesting period of two to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

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

On May 16, 2006, we sold 3,000,000 shares of common stock, at a price of $26.25 per share, resulting in net proceeds of approximately $79,787. A total of 2,250,000 shares were sold through a public offering and an additional 750,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock. After this offering, SL Green Operating Partnership, L.P. owned 6,418,333 shares of our common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under our repurchase facilities and general corporate purposes.

In May 2007 our new $500,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC. This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants. We currently have $373,344 available under the shelf.

On September 20, 2007, we sold 4,825,000 shares of common stock, at a public offering price of $26.25 per share, resulting in net proceeds of approximately $124,451. A total of 3,618,750 shares were sold through a public offering and an additional 1,206,250 shares were sold directly to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock. After this offering, SL Green Operating Partnership, L.P. owned 7,624,583 shares of our common stock. Net proceeds were used to retire borrowings under the Company's unsecured facility and to create additional funding capacity for opportunistic investments.

On November 7, 2007, we sold, through a private placement, 3,809,524 shares of common stock at a price of $26.25 to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising proceeds of approximately $100,000. The shares were not registered under the Securities Act of 1933 or any state securities laws, and were sold in a private transaction not subject to registration under the Securities Act. Subsequent to this offering, SL Green Operating Partnership, L.P. owned approximately 22% of the outstanding shares of our common stock.

Equity Incentive Plan

As part of our initial public offering, we instituted our Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors' fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At September 30, 2007, approximately 1,046,116 shares of common stock were available for issuance under the Equity Incentive Plan.

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

A summary of the status of our stock options as of September 30, 2007 and December 31, 2006 are presented below:

	September 30, 2007		December 31, 2006
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	830,001	$18.02	733,584	$16.47
Granted	562,000	$29.04	197,500	$23.49
Exercised	(58,330)	$18.47	(63,749)	$15.95
Lapsed or cancelled	(55,417)	$24.74	(37,334)	$20.18

Balance at end of period	1,278,254	$22.55	830,001	$18.02

All options were granted within a price range of $15.00 to $33.54. The remaining weighted average contractual life of the options was 8.3 years. Compensation expense of $1,388 will be recorded over the course of the next 15 months, representing the remaining weighted average vesting period of the option awards as of September 30, 2007. Compensation expense of $155 and $481 was recorded for the three and nine months ended September 30, 2007 and 2006, respectively, related to the issuance of stock options, compared to $63 and $210 for the three and nine months ended September 30, 2006, respectively.

Through September 30, 2007, 495,583 restricted shares had been issued under the Equity Incentive Plan, of which 69% have vested. The unvested shares are not currently entitled to receive distributions declared by us on our common stock until such time as the shares have vested. Unvested shares may be entitled to receive dividends at the discretion of the Compensation Committee of our Board of Directors. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $1,098 will be recorded over the course of the next six months, representing the remaining weighted average vesting period of the restricted stock awards as of September 30, 2007. Compensation expense of $443 and $2,318 was recorded for the three and nine months ended September 30, 2007, respectively, related to the issuance of restricted shares, compared to $299 and $951 for the three and nine months ended September 30, 2006, respectively.

Outperformance Plan

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a "performance pool" if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares. If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established. In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period. Each participant's award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved. Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established. The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green. We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R). Compensation expense of $383 and $1,150 was recorded for the three and nine months ended September 30, 2007, respectively, related to the 2005 Outperformance Plan, compared to $293 and $881 for the three and nine months ended September 30, 2006, respectively.

Deferred Stock Compensation Plan for Directors

Under our Independent Director's Deferral Program, which commenced April 2005, our independent directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The phantom stock units are convertible into an equal number of shares of common stock upon such directors' termination of service from the Board of Directors or a change in control by us, as defined by the program. Phantom stock units are credited to each independent director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter. Each participating independent director who elects to receive fees in the form of phantom stock units has the option to have their account credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter or have dividends paid in cash.

As of September 30, 2007, there were approximately 26,950 phantom stock units outstanding, of which 19,564 units are vested.

Earnings per Share

Earnings per share for the three and nine months ended September 30, 2007 and 2006 is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2006	2007
Numerator (Income)
Basic Earnings:
Net income available to common stockholders	$94,814	$14,536	$131,828	$37,907
Effect of dilutive securities	—	—	—	—

Diluted Earnings:
Net income available to common stockholders	$94,814	$14,536	$131,828	$37,907

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	26,339	25,832	26,139	24,336
Effect of Diluted Securities:
Stock-based compensation plans	1,272	1,189	1,361	1,184
Phantom stock units	27	13	27	13

Diluted Shares	27,638	27,034	27,527	25,533

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

The following is a schedule of future minimum lease payments under our operating lease as of September 30, 2007.

Operating Lease
2007	$65
2008	261
2009	265
2010	283
2011	297
Thereafter	1,054

Total minimum lease payments	$2,225

16. Financial Instruments: Derivatives and Hedging

FASB No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective January 1, 2001, requires Gramercy to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

The following table summarizes the notional and fair value of our derivative financial instrument at September 30, 2007. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$24,143	4.990%	1/2007	1/2017	$33
Interest Rate Swap	3 month LIBOR	347,864	5.408%	8/2007	5/2017	(9,396)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	66
Interest Rate Cap	3 month LIBOR	23,713	5.700%	11/2005	12/2007	—
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	(17,574)
Interest Rate Cap	3 month LIBOR	20,000	6.000%	4/2007	10/2007	—
Interest Rate Swap	1 month LIBOR	16,412	5.081%	5/2007	5/2017	(69)
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(222)
Basis Swap	Prime Composite-3 month LIBOR	9,363	+722 bps	8/2006	12/2007	6
Interest Rate Swap	1 month LIBOR	3,465	4.280%	7/2005	12/2009	14
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(50)

Total		$1,202,584				$(27,192)

At September 30, 2007, derivative instruments were reported at their fair value as net liabilities of $27,192. Offsetting adjustments are represented as deferred losses in Accumulated Other Comprehensive Income of $14,461. For the three and nine months ended September 30, 2007, we recognized an increase in interest expense of $245 and $232, respectively, attributable to the ineffective component of our derivative instruments designated as cash flow hedges. We reclassified through earnings $5,722 and $6,835 for the three and nine months ended, respectively, representing interest net settlements and the gains and losses previously reported in Accumulated Other Comprehensive Income, which were reclassified into earnings at the same time that the forecasted transactions affect earnings. In addition, for the three and nine months ended September 30, 2007, we recorded $2,739 and $3,631 increases, respectively, in earnings representing the change in value of undesignated derivatives which are not speculative for economic purposes. Currently, all derivative instruments are designated as cash flow hedging instruments with the exception of a $20,000 notional cap, and a $9,363 notional Prime-LIBOR basis swap, which are effective economic hedges but have not been designated. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

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

For the three months ended September 30, 2007 and 2006, we recorded $338 and $795 of income tax expense, respectively, in income from continuing operations for income attributable to our wholly-owned taxable REIT subsidiaries. We have assumed an effective tax rate for the three months ended September 30, 2007 of 44% taking into consideration the anticipated applicable U.S. federal statutory tax rate at September 30, 2007 of 34% and state and local taxes.

18. Environmental Matters

Our management believes we are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. Our management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows.

19. Segment Reporting

Statement of Financial Accounting Standard No. 131, or "SFAS No. 131," establishes standards for the way that public entities report information about operating segments in their annual financial statements. As of September 30, 2007 we were a REIT focused primarily on originating and acquiring loans and securities related to real estate and under the provisions of SFAS No. 131 operated in only one segment.

20. Supplemental Disclosure of Non-Cash Investing and Financing Activities

Following the conversion of the entity that owns 200 Franklin Square Drive into a DST, we sold approximately 75% of our security interests in the DST to a third party, reducing our final ownership interest to 25.0%. We received total cash consideration of $12,800 for these interests and the buyer assumed 75% of the DST's underlying mortgage debt. As a result of the transaction, the property is no longer consolidated onto our balance sheet, but instead is accounted for as an equity method investment.

The following table represents non-cash activities recognized in other comprehensive income for the nine months ended September 30, 2007 and 2006:

	2007	2006
Deferred gains/(losses) and other non-cash activity related to derivatives	$(6,525)	$390
Deferred gains/(losses) related to securities available-for-sale	(4,813)	—

	(22,164)	390

21. Subsequent Events

On November 2, 2007, we entered into a subscription agreement (the "Subscription Agreement") to sell 3,809,524 shares of our common stock (the "MS Shares") to SSF III Gemini, LP, an affiliate of Morgan Stanley Real Estate Special Situations Fund III (the "Subscriber"), pursuant to a private placement at a price of $26.25 per share for aggregate proceeds to us of approximately $100 million. The MS Shares were issued on November 7, 2007 in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. The transaction closed on November 7, 2007 (the "Closing") resulting in the Subscriber owning approximately 11.3% of our outstanding common stock. In connection with the sale of the MS Shares, we granted the Subscriber a limited exemption from the 9.8% ownership limitation set forth in our charter. In addition, we, the Subscriber and SL Green Operating Partnership, L.P. ("SLG OP") entered into a stockholders agreement and a registration rights agreement relating to certain matters.

On November 2, 2007, Gramercy, our Operating Partnership, GKK Stars Acquisition LLC, GKK Stars Acquisition Corp. ("Merger Sub"), GKK Stars Acquisition LP ("Merger Sub OP"), American Financial Realty Trust ("AFR") and First States Group, L.P. ("AFR OP"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, Merger Sub will merge with and into AFR (the "Merger"), with AFR continuing after the Merger as the surviving entity. At the effective time of the Merger (i) each of the issued and outstanding common shares of beneficial interest of AFR will be converted into the right to receive (a) $5.50 in cash and (b) 0.12096 of a share of the common stock, par value $0.001 per share, of Gramercy (together, the "Merger Consideration"). At the closing of the Merger, AFRs's stockholders will also be entitled to receive (i) the regular quarterly dividend declared and paid by Gramercy in respect of the first quarter of 2008, if any, and (ii) a portion of any special dividend declared by Gramercy before closing.

In addition, under the terms of the Merger Agreement, Merger Sub OP will merge with and into AFR OP (the "Partnership Merger" and, together with the Merger, the "Mergers"), with AFR OP continuing after the Partnership Merger as the surviving entity. At the effective time of the Partnership Merger, each unit of limited partnership interest in AFR OP (each, an "OP Unit") will be converted into the right to receive the applicable amount of Merger Consideration in respect of the number of common shares of beneficial interest of AFR issuable upon redemption of each OP Unit in accordance with the Amended and Restated Agreement of Limited Partnership of AFR OP, as amended (the "OP Agreement"), as if such OP Unit were redeemed for an equal number of common shares of beneficial interest of AFR immediately prior to the effective time of the Partnership Merger.

The Merger Agreement also provides that if the net proceeds received on the sales of specified properties prior to closing exceed agreed levels, an additional cash payment of half of such excess amount, if any (but no more than $0.25 per share) will be made at closing to the AFR stockholders. The sales process is subject to various uncertainties and AFR stockholders should not assume that any such payment will be made.

AFR currently has approximately 130.3 million shares outstanding on a fully diluted basis (including common shares issuable upon redemption of OP Units). Gramercy expects to assume approximately $1.45 billion of AFR's outstanding debt and, as further described below, incur approximately $850 million of new debt in connection with the Mergers. The Merger will be fully taxable to AFR's stockholders and the limited partners of AFR OP (including with respect to the stock component of the Merger Consideration).

The Merger Agreement has been approved by the Board of Directors of Gramercy and by the Board of Trustees of AFR.

AFR has agreed to certain covenants, including, among others, subject to certain exceptions described in the Merger Agreement, an obligation not to solicit, initiate or knowingly encourage or knowingly facilitate (including by way of furnishing information) any inquiries, proposals or offers or any other efforts or attempts that constitute or that reasonably may be expected to lead to a competing proposal (as defined in the Merger Agreement) or initiate or participate in any discussions or negotiations (other than to seek clarifications with respect to any competing proposal) regarding, or that reasonably may be expected to lead to, a competing proposal or approve or recommend, a competing proposal or enter into any merger agreement, letter of intent, agreement in principle, share purchase agreement, asset purchase agreement or share exchange agreement, option agreement or other similar agreement relating to a competing proposal, or enter into any agreement or agreement in principle requiring AFR or AFR OP to abandon, terminate or fail to consummate the transactions contemplated by the Merger Agreement or breach its obligations under the Merger Agreement or resolve, propose or agree to do any of the foregoing, except as otherwise contemplated in the Merger Agreement.

Prior to the closing, AFR has agreed to operate its business in the ordinary course consistent with past practice and not to take certain actions specified in the Merger Agreement. Prior to the closing, Gramercy has agreed to operate its business in the usual, regular and ordinary course consistent with good business judgment and not to take certain actions specified in the Merger Agreement. Gramercy will be permitted to pay quarterly dividends through the consummation of the Merger. AFR will be permitted to pay quarterly dividends for the fourth quarter of 2007, but will not be permitted to pay dividends for any quarter thereafter.

Consummation of the Merger is subject to customary conditions, including the approval of the Merger by the holders of AFR common shares of beneficial interest, the approval of the issuance of Gramercy's common stock to be issued in the Mergers by the holders of Gramercy's shares of common stock, the registration of Gramercy's shares of common stock to be issued in the Merger, the listing of such shares on the New York Stock Exchange and the absence of any order, injunction or legal restraint or prohibition preventing the consummation of the Mergers. In addition, each party's obligation to consummate the Merger is subject to certain other conditions, including (i) the accuracy of the representations and warranties of the other party (subject to the materiality standards contained in the Merger Agreement), (ii) compliance in all material respects of the other party with its covenants, (iii) the absence of a material adverse effect (as defined in the Merger Agreement) on the other party and (iv) the delivery of opinions of counsel with respect to each other's status as a real estate investment trust.

The Merger Agreement contains certain termination rights for both Gramercy and AFR and provides that, upon termination of the Merger Agreement under specified circumstances described in the Merger Agreement, AFR would be required to pay Gramercy an amount equal to $18.0 million on account of expenses and, in certain circumstances, a termination fee of $32.0 million. In addition, Gramercy will be required to pay AFR $14.0 million upon termination under specified circumstances described in the Merger Agreement.

The Merger Agreement contains representations and warranties that the parties have made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the parties, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to shareholders, and the representations and warranties may have been intended not as statements of fact, but rather as a way of allocating risk among the parties.

Contemporaneously with the execution and delivery of the Merger Agreement, AFR entered into a voting agreement with SLG OP, which currently owns approximately 22% of Gramercy's common stock, pursuant to which SLG OP agreed to, among other things, vote its shares of Gramercy's common stock in favor of the issuance of Gramercy's common stock in the Mergers.

Gramercy has obtained a commitment letter from Goldman Sachs Mortgage Company, Citigroup Global Markets Realty Corp. and SL Green, to provide debt financing for the cash portion of the consideration in an amount up to $850 million, subject to certain customary conditions.

On November 2, 2007, Gramercy entered into an agreement (the "Purchase Agreement") with Nicholas S. Schorsch and Meadowcourt Trust to purchase all of the OP Units owned by Mr. Schorsh and Meadowcourt Trust (a total of 1,363,928 OP Units) for an aggregate purchase price of $14,497,437.89. At the time of the acquisition of the OP Units from Mr. Schorsch and Meadowcourt Trust, Gramercy also executed a joinder to the OP Agreement to become a limited partner of AFR OP. Immediately prior to the sale of OP Units to Gramercy, Mr. Schorsch and Meadowcourt Trust executed an amendment to the OP Agreement modifying certain limited partner voting provisions.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States. We have also established a real estate securities business that focuses on the acquisition, trading and financing of commercial mortgage backed securities, or CMBS, and other real estate related securities. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken. We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are externally managed and advised by GKK Manager LLC, or our Manager, a majority-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green. We have elected to be taxed as a REIT under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders. However, we may establish TRSs to effect various taxable transactions. Those TRSs would incur federal, state and local taxes on the taxable income from their activities. Unless the context requires otherwise, all references to "we," "our" and "us" mean Gramercy Capital Corp.

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

Since our inception, we have completed transactions in a variety of markets and secured by a variety of property types, and the market for commercial real estate debt has continued to demonstrate low rates of default and high relative returns. In this environment we have focused on areas where we have comparative advantages rather than competing for product merely on the basis of yield or structure. This has particularly included whole loan origination in markets and transactions where we have an advantage due to (i) knowledge or relationships we have, (ii) knowledge or relationships of our largest stockholder, SL Green, and (iii) where we have an ability to better assess and manage risks over time. When considering investment opportunities in secondary market transactions in tranched debt, we generally avoid first loss risk in larger transactions due to the high recent valuations of the underlying real estate relative to historic valuation levels. Because of the significant increase in the value of institutional quality assets relative to historic norms, we typically focus on positions in which a conventional refinancing at loan maturity would provide for a complete return of our investment.

We generally match our assets and liabilities in terms of base interest rate (generally one-month LIBOR) and expected duration. We have raised liabilities and equity in several different capital markets to improve the diversity of our funding sources, maintain liquidity, and achieve our match-funding objectives, We have been active in the equity and debt markets since 2004 to take advantage of cost effective sources of capital, maintain liquidity and attractively finance our business. We raised $95,000 of additional equity in December 2004 and January 2005 to reduce our outstanding indebtedness and maintain sufficient liquidity for our investment portfolio. In September 2005 we sold 3,833,333 shares of common stock resulting in net proceeds of approximately $97,830, in May 2006 we sold 3,000,000 shares of common stock resulting in net proceeds of approximately $80,000, and in September 2007 we sold 4,825,000 shares of common stock for net proceeds of approximately $124,451.

In April 2007 we sold 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock, resulting in net proceeds of approximately $111,205. In November 2007, we sold through a private placement, 3,809,524 shares of common stock at a price of $26.25 to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising gross proceeds of approximately $100,000. The proceeds of these offerings were used to fund loan acquisitions and originations, repay outstanding principal amounts under our repurchase facilities or unsecured revolving credit facilities and for general corporate purposes. We have also sold a total of $150,000 of trust preferred securities in three $50,000 issuances in May and August 2005 and January 2006 through wholly-owned subsidiaries of our Operating Partnership with 30 year terms. The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending, the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years and the securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years. After the first ten years, the 2005 issuances bear interest at three-month LIBOR plus 300 basis points while the 2006 issuance bears interest at three-month LIBOR plus 270 basis points. The proceeds from the issuances of the trust preferred securities were used to fund existing and future investment opportunities. In July 2005 we closed our first $1,000,000 CDO which extended the term of our liabilities and reduced our overall cost of funds with respect to debt investments financed by the CDO and previously financed by our repurchase agreements, to approximately 49 basis points over LIBOR, excluding transaction costs. Our second $1,000,000 CDO was closed in August 2006 at a weighted average interest spread of approximately 37 basis points over LIBOR, excluding transaction costs. In August 2007 we issued an additional $1,100,000 CDO with a combined weighted average rate of three-month LIBOR plus 0.45%. The proceeds of the CDOs were used to repay our repurchase facilities and to fund additional investment activities. In addition, we have an unsecured credit facility which was increased in June 2007 to $175,000 from $100,000 and its term was extended to June 2010. The facility is available for funding investments and general corporate purposes.

The debt capital markets generally have experienced an increase in volatility and reduction in liquidity since the second quarter of 2007, initially triggered by credit concerns emanating from the single family residential mortgage market, to which the Company has no direct investment exposure. This disruption has caused risk premiums (as measured by credit spreads) to increase for assets and liabilities of commercial real estate owners, lenders and investors. We cannot predict when these increases will slow, halt, or reverse. However, we expect, and have observed, that some portion of the rising cost of liabilities and equity will be offset by increased yields on newly-originated debt, real estate securities, and net lease investments.

We have used CDOs since 2005 to help us finance our business and achieve our match-funding objectives, and successfully issued a $1.1 billion CDO as recently as August 2007. The current state of the debt capital markets makes it unlikely that, in the near term, we will be able to issue CDO liabilities similar in structure or credit spread to our existing CDOs. Our CDOs are non-recourse, non-mark-to-market, index matched financings that carry a lower cost of debt, permit higher levels of leverage than our other financing sources, and have significantly longer maturities than our secured and unsecured credit facilities. Additionally, they have reinvestment periods that extend through July 2010 for CDO I, July 2011 for CDO 2, and August 2012 for approximately $350 million of the $1.1 billion CDO 3. During the third quarter of 2007, approximately 396,265 of liquidity was created in our three CDOs due to loan repayments, loan prepayments, loan sales, and the issuance of CDO 3. Additionally, we have substantial other sources of liquidity, including cash and availability under existing secured and unsecured credit facilities, to augment our CDO funding capacity.

As of September 30, 2007, we held loans, other lending investments and CMBS of $3,466,595 net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 387 basis points for our floating rate investments, and an average yield of 7.07% for our fixed rate investments. As of September 30, 2007, we also held interests in three credit net lease investments, or CTL investments, two interests in fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans, other lending investments and CMBS as of September 30, 2007 and December 31, 2006 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2007	2006	2007	2006	2007	2006	2007	2006
Whole loans, floating rate	$1,572,216	$1,372,316	45%	63%	—	—	329 bps	327 bps
Whole loans, fixed rate	204,114	42,376	6%	2%	7.80%	11.69%	—	—
Corporate whole loans — floating rate	133,721	—	4%	—	—	—	210 bps	—
Subordinate interests in whole loans, floating rate	154,679	236,308	4%	11%	—	—	478 bps	445 bps
Subordinate interests in whole loans, fixed rate	61,634	48,769	2%	2%	7.52%	8.54%	—	—
Mezzanine loans, floating rate	349,378	226,675	10%	10%	—	—	662 bps	665 bps
Mezzanine loans, fixed rate	203,153	216,216	6%	10%	9.19%	9.92%	—	—
Preferred equity, fixed rate	11,848	44,224	—%	2%	10.11%	10.68%	—	—
CMBS, floating rate	24,598	—	1%	—%	—	—	591 bps	—
CMBS, fixed rate	751,254	—	22%	—%	6.22%	—	—	—

Total/Average	$3,466,595	$2,186,884	100%	100%	7.07%	10.04%	387 bps	384 bps

(1)
Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)
Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

We monitor our portfolio constantly and prior to each acquisition to confirm that we continue to qualify for the exemption from registration provided by Sections 3(c)(5)(C) and 3(c)(6) of the Investment Company Act of 1940, as amended, or the Investment Company Act. Qualifying for the Section 3(c)(5)(C) exclusion requires that at least 55% of our portfolio be comprised of "qualifying assets," and a total of at least 80% of our portfolio be comprised of "real estate-related assets," a category that includes qualifying assets. We generally expect mortgage loans, CTLs, and Tier 1 mezzanine loans to be qualifying assets. Tier 1 mezzanine loans are loans granted to a mezzanine borrower that directly owns interests in the entity that owns the property being financed. Subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C), provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgage and that we may act as the controlling class or directing holder of the note. We generally do not treat preferred equity investments as qualifying assets. We expect that all of these classes of investments, including subordinate interests in whole loans and preferred equity investments will be considered real estate-related assets under the Investment Company Act for purposes of the 80% investment threshold.

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

Loans and Investments and Loans Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. We may originate or acquire preferred equity interests that allow us to participate in a percentage of the underlying property's cash flows from operations and proceeds from a sale or refinancing. Should we make such a preferred equity investment, we must determine whether that investment should be accounted for as a loan, joint venture or as an interest in real estate.

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

If upon completion of the valuation, the fair value of the underlying collateral securing the impaired loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. We maintained a reserve of $5,908 and $2,460 at September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007, charge-offs totaled $3,200. There were no charge-offs for the year ended December 31, 2006.

Our Manager evaluates our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to certain restrictions, our Manager may cause us to sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Commercial Mortgage Backed Securities

We designate our CMBS investments pursuant to FASB Statement of Financial Accounting Standards No. 115, or FAS 115, on the date of acquisition of the investment. Held to maturity investments are stated at cost plus the amortization of any premiums or discounts and any premiums or discounts are amortized through the consolidated statements of income using the level yield method.

CMBS securities that we do not hold for the purpose of selling them in the near-term but may dispose of prior to maturity are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders equity. Unrealized losses on securities that in the judgment of management are other than temporary, are charged against earnings as a loss on the income statement. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense on our statement of operations. We had no investments as of September 30, 2007 that were accounted for as trading securities.

When the fair value of a security is less than the amortized cost, we consider whether there is an other-than-temporary impairment in the value of the security (for example, whether the security will be sold prior to the recovery of fair value). If, in our judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and this loss is realized and charged against earnings. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

We account for CMBS (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote) under Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," or EITF 99-20. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less then the present value previously estimated, an other then temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting change against earnings and a new cost basis is established. We calculate a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income.

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

In accordance with FASB No. 144, or SFAS 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," a property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense and straight-line rent adjustments are no longer recorded and historic results are reclassified as Discontinued Operations.

In accordance with FASB No. 141, or SFAS 141, "Business Combinations," we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities and are not considered to be the primary beneficiary under FIN 46R. In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to us. As of September 30, 2007 and December 31, 2006, we had investments in unconsolidated joint ventures of $46,109 and $57,567, respectively.

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

In some instances we may sell all or a portion of our investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," criteria is met, under which control of the asset that is sold is surrendered making it a "true sale," a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the three and nine months ended September 30, 2007, we recognized $0 and $4,354, respectively, in net gains from the sale of debt investments or commitments. For the three and nine months ended September 30, 2006, we recognized $400 and $1,828, respectively, in net gains from the sale of debt investments or commitments.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of foreclosed collateral is charged to the allowance for loan losses. During the nine months ended September 30, 2007, we incurred a charge-off totaling $3,200 related to a defaulted loan. We subsequently took title to the property securing the defaulted loan and are evaluating strategies for maximizing the potential recovery. There were no charge-offs for the year ended December 31, 2006. We maintained a reserve for possible loan losses of $5,908 against investments with a carrying value of $134,382 as of September 30, 2007, and a reserve for possible loan losses of $2,460 against investments with a carrying value of $131,427 as of December 31, 2006.

Stock Based Compensation Plans

We have a stock-based compensation plan, described more fully in Note 13. We account for this plan using the fair value recognition provisions of FASB Statement 123(R), "Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation."

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

	2007	2006
Dividend yield	7.7%	8.0%
Expected life of option	6.1 years	6.7 years
Risk-free interest rate	4.62%	4.14%
Expected stock price volatility	25.4%	21.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to our common unit holders in our Operating Partnership and to common stockholders. We incurred approximately $22,868 and $29,469 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2007, respectively, and $1,822 and $4,592 for the three and nine months ended September 30, 2006, respectively.

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

FASB No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB No. 149, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense or other income in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

All hedges held by us are deemed to be effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management. The effect of our derivative instruments on our financial statements is discussed more fully in Note 16 to our Consolidated Financial Statements.

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

Results of Operations (Amounts in thousands)

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006

Revenues

	2007	2006	$ Change
Investment income	$85,796	$45,299	$40,497
Rental revenue, net	2,523	—	2,523
Gain on sales and other income	1,895	5,156	(3,261)

Total revenues	90,214	$50,455	$39,759

Equity in net income (loss) of unconsolidated joint ventures	$1,264	$(734)	$1,998

Gain from sale of unconsolidated joint venture interest	$92,235	$—	$92,235

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments. For the three months ended September 30, 2007, $12,913 was earned on fixed rate investments while the remaining $72,883 was earned on floating rate investments. The increase over the prior year is due primarily to a larger number of investments in 2007 versus 2006 at moderately higher spreads on our floating rate investments.

Rental revenue of $2,523 in 2007 was earned on 292 Madison Avenue and our TIC interest in 55 Corporate Drive, which has been held as a proportionately consolidated property since its acquisition in June 2006. Following its acquisition, 55 Corporate Drive was being redeveloped. The property was accounted for as an operating property beginning in the three months ended December 31, 2006. Rental revenue in 2007 includes the effect of adjustments for straight-line rent for 55 Corporate Drive and 292 Madison.

Gains on sales and other income of $1,895 for the three months ended September 30, 2007 is primarily attributable to interest on restricted cash balances in our three CDOs (only two of which was in place during the same period of 2006) and other cash balances held by us. For the three months ended September 30, 2006, other income of $5,156 was comprised primarily of $2,412 in gains recorded on the sale of loans and securities. The remaining balance is attributable to interest earned in restricted cash balances.

The income on investments in unconsolidated joint ventures of $1,264 for the three months ended September 30, 2007 represents our proportionate share of income generated by our joint venture interests including $753 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $2,017. The loss on investments in unconsolidated joint venture of $734 for the three months ended September 30, 2006 was generated primarily on our investment in One Madison Avenue in New York, New York. Our use of FFO as an important financial measure is discussed in more detail below. In August 2007 we sold our entire investment in the joint venture to SL Green for approximately $147.6 million and realized a gain of $92,235.

Expenses

	2007	2006	$ Change
Interest expense	$50,601	$25,782	$24,819
Management fees	5,923	4,409	1,514
Incentive fee	22,868	1,822	21,046
Depreciation and amortization	1,188	278	910
Marketing, general and administrative	3,145	2,169	976
Provision for loan loss/(recovery)	2,500	(70)	2,570
Provision for taxes	338	795	(457)

Total expenses	$86,563	$35,185	$51,378

Interest expense was $50,601 for the three months ended September 30, 2007 compared to $25,782 for the three months ended September 30, 2006. Interest expense for the three months ended September 30, 2007 consisted primarily of $34,437 of interest on the investment grade tranches of our three CDOs, $8,296 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, $2,871 of expense on our three $50,000 issuances of trust preferred securities, $2,221 of interest on our unsecured revolving credit facility, $2,128 of interest on our mortgage debt, and the amortization of deferred financing costs related to our CDOs, repurchase facilities and unsecured revolving credit facility. The $25,782 of interest expense during the same period in 2006 was comprised primarily of $17,642 of interest on the investment grade tranches of our first CDO, $4,279 of interest on borrowings on our master repurchase facilities, and $2,871 of expense accrued against our three $50,000 issuances of trust preferred securities.

Management fees increased $1,514 for the three months ended September 30, 2007 to $5,923 versus $4,409 for the same period in 2006 due primarily to an increase in our stockholder's equity as a result of the issuance of our preferred stock, on which base management fees are calculated. The remaining increase is attributed to $755 paid or payable to our Manager on investments in CDO 2006-1 and CDO 2007-1 (only CDO 2005-1 was in place during the entire same period in 2006) in accordance with the CDO collateral management agreements in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on those investments under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsourcing and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsourcing agreement.

We recorded an incentive fee expense of $22,868 during the three months ended September 30, 2007 in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). Approximately $18,994 of incentive fees for the three months ended September 30, 2007 was related to the sale of our joint venture interest in One Madison Avenue. We also recorded incentive fee expense of $1,822 for the three months ended September 30, 2006, which reflects a lower FFO recognized during that period compared to 2007.

The increase in marketing, general and administrative expenses to $3,145 for the three months ended September 30, 2007 versus the same period in 2006 was due primarily to higher equity related compensation, professional fees, insurance and general overhead costs. As a percentage of total revenues, marketing, general and administrative expenses declined to 3.5% for the three months ended September 30, 2007 from 4.3% for the same period in 2006.

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

Revenues

	2007	2006	$ Change
Investment income	$218,593	$116,313	$102,280
Rental revenue, net	6,109	914	5,195
Gain on sales and other income	11,949	13,724	(1,775)

Total revenues	$236,651	$130,951	$105,700

Equity in net income (loss) of unconsolidated joint ventures	$1,053	$(2,090)	$3,143

Gain from sale of unconsolidated joint venture interest	$92,235	$—	$92,235

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments. For the nine months ended September 30, 2007, $37,738 was earned on fixed rate investments while the remaining $180,847 was earned on floating rate investments. The increase over the prior year is due primarily to a larger number of investments in 2007 versus 2006 at moderately higher spreads on our floating rate investments.

Rental revenue of $6,109 in 2007 was earned on 292 Madison Avenue and our TIC interest in 55 Corporate Drive, which has been held as a proportionately consolidated property since its acquisition in June 2006. Following its acquisition, 55 Corporate Drive was being redeveloped. The property was accounted for as an operating property beginning in the three months ended December 31, 2006. Rental revenue in 2007 includes the effect of adjustments for straight-line rent for 55 Corporate Drive and 292 Madison Avenue. Rental revenue of $914 in 2006 was earned on 200 Franklin Square Drive, which was acquired in September 2005.

Gains on sale and other income of $11,949 for the nine months ended September 30, 2007 includes the $1,668 gain related to the sale of one loan commitment and the $2,686 gain on the sale of one debt investment The remaining increase over the prior year is primarily attributable to interest on restricted cash balances in our three CDOs (only two of which was in place in the same period of 2006) and other cash balances held by us. For the nine months ended September 30, 2006, other income of $13,724 was comprised primarily of gains recorded on the sale of loans and securities of $3,840, and the gain on the sale of 75% of the security interest in the entity that owns 200 Franklin Square Drive of $4,530. The remaining increase is primarily attributable to interest on restricted cash balances in our two CDOs.

The income on investments in unconsolidated joint ventures of $1,053 for the nine months ended September 30, 2007 represents our proportionate share of the losses generated by our joint venture interest including $4,647 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $5,700. The loss on investments in unconsolidated joint venture of $2,090 for the nine months ended September 30, 2006 was generated primarily on our investment in One Madison Avenue in New York, New York. Our use of FFO as an important financial measure is discussed in more detail below. In August 2007 we sold our entire investment in the joint venture to SL Green for approximately $147.6 million and realized a gain of $92,235.

Expenses

	2007	2006	$ Change
Interest expense	$126,271	$64,280	$61,991
Management fees	16,176	11,793	4,383
Incentive fee	29,469	4,592	24,877
Depreciation and amortization	2,947	962	1,985
Marketing, general and administrative	11,068	7,719	3,349
Provision for loan loss/(recovery)	6,648	430	6,218
Provision for taxes	1,301	1,178	123

Total expenses	$193,880	$90,954	$102,926

Interest expense was $126,271 for the nine months ended September 30, 2007 compared to $64,280 for the nine months ended September 30, 2006. Interest expense for the nine months ended September 30, 2007 consisted primarily of $84,442 of interest on the investment grade tranches of our three CDOs (only two of which was in place during the same period in 2006), $18,767 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, $8,614 of expense on our three $50,000 issuances of trust preferred securities, $5,408 of interest on our unsecured revolving credit facility, $4,859 of expense on our Mortgage debt, and the amortization of deferred financing costs related to our CDOs, repurchase facilities and unsecured revolving credit facility. The $64,281 of interest expense during the same period in 2006 was comprised primarily of $38,964 of interest on the investment grade tranches of our first CDO, $13,586 of interest on borrowings on our master repurchase facilities, and $8,303 of expense accrued against our three $50,000 issuances of trust preferred securities.

Management fees increased $4,383 for the nine months ended September 30, 2007 to $16,176 versus $11,793 for the same period in 2006 due to an increase in our stockholder's equity as a result of the issuance of our preferred stock, on which base management fees are calculated on. The remaining increase is comprised of $1,891 paid or payable to our Manager on investments in CDO 2006-1 and CDO 2007-1 (only CDO 2005-1 was in place during the entire same period in 2006) in accordance with the CDO collateral management agreements in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on those investments under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsourcing and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsourcing agreement.

We recorded an incentive fee expense of $29,469 during the nine months ended September 30, 2007 in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). Approximately $18,994 of incentive fees for the nine months ended September 30, 2007 was related to the sale of our joint venture interest in One Madison Avenue. Comparatively, we recorded incentive fee expense of $4,592 for the nine months ended September 30, 2006, which reflects a lower FFO recognized during that period compared to 2007.

The increase in marketing, general and administrative expenses to $11,068 for the nine months ended September 30, 2007 versus the same period in 2006 was due primarily to higher equity related compensation, professional fees, insurance and general overhead costs. As a percentage of total revenues, marketing, general and administrative expenses declined to 4.7% for the nine months ended September 30, 2007 from 5.9% for the same period in 2006.

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

Cash Flows

Net cash provided by operating activities decreased $33,192 to $82,295 for the nine months ended September 30, 2007 compared to cash generated of $115,487 for same period in 2006. Operating cash flow was generated primarily by interest income on our whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity interests and gains on loan sales due, in part, to a larger number of investments in 2007 versus 2006 at a moderately higher spread for our floating rate investments in 2007. In addition, we recognized $177,414 of proceeds from the sale of debt investments and commitments offset by $151,638 of cash used for new investments that are held for sale during the nine months ended September 30, 2007 as compared to a net source of cash of $40,179 from the origination and sale of debt investments held for sale during the same period of 2006.

Net cash used in investing activities increased $262,530 to $1,271,486 for the nine months ended September 30, 2007 compared to $1,008,956 used during the nine months ended September 30, 2006. The primary reason for the additional use of cash is related to the purchase of $780,041 of real estate securities, offset by a decrease in net use of cash related to loan investment activity, which was $531,113, as compared to a net use of $894,199 during the same period in the previous year.

Net cash provided by financing activities increased by $613,902 to $1,476,637 for the nine months ended September 30, 2007 compared to $862,735 provided during the same period in 2006. This increase was due primarily to the issuance of our preferred and common stock, which generated $111,205 and $124,455, respectively, in net proceeds. Our change in restricted cash for the nine-month period was an increase of $190,479, as compared to a decrease of $165,822 during the same period in the previous year. In addition, we issued $1,043,572 in CDO bonds. These inflows were partially offset by substantial repayments of repurchase facilities and repayments of the unsecured revolving credit facility.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2007, 30,902,304 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

On April 18, 2007, we sold 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock (which is inclusive of the underwriters' over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares receive annual dividends of $2.03125 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, we may at our option redeem the Series A cumulative redeemable preferred stock at par for cash. The Series A cumulative redeemable preferred stock was recorded net of underwriters discount and issuance costs. Net proceeds from the offering of approximately $111,205 were used to repay amounts outstanding under our repurchase facilities and for other general corporate purposes.

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172.9 million, which was used to fund investments and commence our operations. As of September 30, 2007, 495,583 restricted shares had also been issued under our 2004 Equity Incentive Plan, or our Equity Incentive Plan. These shares have a vesting period of two to four years and are not entitled to receive distributions declared by us on our common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

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

In May 2007, our new $500,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC. This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants. We currently have $373,344 available under the shelf.

On September 20, 2007, we sold 4,825,000 shares of common stock, at a public offering price of $26.25 per share, resulting in net proceeds of approximately $124,451. A total of 3,618,750 shares were sold through a public offering and an additional 1,206,250 shares were sold directly to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain a 25% ownership interest in our outstanding shares of common stock. After this offering, SL Green Operating Partnership, L.P. owned 7,624,583 shares of our common stock. Net proceeds were used to retire borrowings under the Company's unsecured facility and to create additional funding capacity for opportunistic investments.

On November 7, 2007, we sold, through a private placement, 3,809,524 shares of common stock at a price of $26.25 to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising gross proceeds of approximately $100 million. The shares were not registered under the Securities Act of 1933 or any state securities laws, and were sold in a private transaction not subject to registration under the Securities Act. Subsequent to this offering, SL Green Operating Partnership, L.P. owned approximately 22% of the outstanding shares of our common stock.

Outperformance Plan (Amounts in thousands except per share data)

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a "performance pool" if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares. If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established. In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period. Each participant's award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved. Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established. The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green. We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R). Compensation expense of $383 and $1,150 was recorded for the three and nine months ended September 30, 2007, respectively, related to the 2005 Outperformance Plan, compared to $293 and $881 for the three and nine months ended September 30, 2006, respectively.

Deferred Stock Compensation Plan for Directors

Under our Independent Director's Deferral Program, which commenced April 2005, our independent directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The phantom stock units are convertible into an equal number of shares of common stock upon such directors' termination of service from the Board of Directors or a change in control by us, as defined by the program. Phantom stock units are credited to each independent director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter. Each participating independent director who elects to receive fees in the form of phantom stock units has the option to have their account credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter or have dividends paid in cash.

As of September 30, 2007, there were approximately 26,950 phantom stock units outstanding, of which 19,564 units are vested.

Market Capitalization

At September 30, 2007, our CDOs and borrowings under our repurchase facilities, unsecured revolving credit facility and mortgage loans (excluding our share of joint venture debt of $241.8 million) represented 78% of our consolidated market capitalization of $4.1 billion (based on a common stock price of $25.17 per share, the closing price of our common stock on the New York Stock Exchange on September 28, 2007). Market capitalization includes our consolidated debt, preferred and common stock.

Indebtedness

The table below summarizes our borrowings at September 30, 2007 and December 31, 2006, respectively (amounts in thousands), which currently include our Wachovia and Goldman repurchase facilities, KeyBank unsecured revolving credit facility and any proportionately consolidated mortgage debt or term loans, our CDOs and our junior subordinated debentures.

	September 30, 2007		December 31, 2006
Repurchase agreements	$ 296,446		$ 277,412
Credit facilities	—		15,000
Mortgage note payable	153,624	(1)	94,525	(1)
Collateralized debt obligations	2,757,858		1,714,250
Junior Subordinated debentures	150,000		150,000

Total	$3,357,928		$2,251,187

Cost of debt	LIBOR+0.84%		LIBOR+1.04%

    (1)
    We have a 49.75% interest in the entity that is the obligor under the $94,525 mortgage note and a 100% interest in the entity that is the obligor under the $59,099 mortgage note.

Repurchase Facilities

We have two repurchase facilities with an aggregate of $900,000 of total debt capacity. In August 2004 we closed on a $250,000 repurchase facility with Wachovia. This facility was then increased to $350,000 on January 3, 2005 and subsequently increased to $500,000 on April 22, 2005. On June 28, 2007 we modified the facility by further reducing the interest spreads. As a result of the modifications, the $500,000 facility bears interest at spreads of 0.65% to 2.50% over one month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 95% based upon the collateral provided under a borrowing base calculation. On October 13, 2006 we extended the facility's maturity date until October 2009. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $261,536 at a weighted average spread to LIBOR of 1.52% as of September 30, 2007, and no accrued interest and borrowings of $151,403 at a weighted average spread to LIBOR of 1.86%, as of December 31, 2006.

On January 3, 2005, we closed an additional repurchase facility with Goldman. On October 13, 2006 we increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009. On June 28, 2007 we further modified this facility by reducing the interest spreads. As a result of the modifications, the facility bears interest at spreads of 1.00% to 1.50% over one month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 70% to 90% based upon the collateral provided under a borrowing base calculation. As with the Wachovia repurchase facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral if the estimated market value of the included investments declines. We had accrued interest of $196 and borrowings of $34,910 at a weighted average spread to LIBOR of 1.06% as of September 30, 2007, and accrued interest of $261 and borrowings of $126,009 at a weighted average spread to LIBOR of 1.51% under this facility at December 31, 2006.

The repurchase facilities require that we repay borrowings under these facilities as principal payments on the loans and investments pledged to these facilities are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, subordinate interests in whole loans, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by us.

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

Restrictive Covenants

The terms of our repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $15,000, (c) require our fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require us to maintain minimum tangible net worth of not less than (i) $400,000, plus (ii) 75% of the net proceeds of our subsequent equity issuances following the date of the June 2007 amendment. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined therein) under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as our Manager. As of September 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option. On June 28, 2007 the facility was increased to $175,000 and interest spreads on the facility were reduced. The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. We had accrued interest of $71 and no borrowings as of September 30, 2007, and accrued interest of $75 and borrowings of $15,000 at a spread to LIBOR of 2.10% under this facility at December 31, 2006.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.30, and (c) require us to maintain minimum tangible net worth of not less than $450,000 plus 75% of the net proceeds from equity offerings completed following the date of the June 2007 amendment. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our Manager. As of September 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

In conjunction with the closing of the unsecured revolving credit facility with KeyBank, our $25,000 revolving credit facility with Wachovia was terminated.

Mortgage Loan

We have two consolidated interest-only mortgage loans related to 55 Corporate Drive and 292 Madison. The mortgage loan that financed the acquisition of 55 Corporate Drive in June 2006 has an outstanding principal balance of $190,000, of which we have consolidated our ownership percentage of 49.75% or $94,525. This loan has an effective interest rate of 5.75% and a term of ten years. The mortgage loan that financed the acquisition of 292 Madison in July 2007 has an outstanding balance of $59,099, with an effective interest rate of 6.17% and a term of ten years.

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

During 2006 we issued approximately $1,000,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO consists of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. We incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

In August 2007 we issued $1,100,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer, and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer. The CDO consists of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.45%. We incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO. The Issuer in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments, and CMBS which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain limitations and rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of the Issuer of each CDO are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments.

Junior Subordinated Debentures

In January 2006, May 2005 and August 2005, we completed issuances of $50,000 each in unsecured trust preferred securities through three DST's, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust III, or GCT III, that are also wholly-owned subsidiaries of our Operating Partnership. The securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter the rate will float based on the three-month LIBOR plus 270 basis points. The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

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

GCTI, GCTII and GCTIII each issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of those entities to our Operating Partnership for a total purchase price of $4,650. GCTI, GCTII and GCTIII used the proceeds from the sale of the trust preferred securities and the common securities to purchase our Operating Partnership's junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations. We realized net proceeds from each offering of approximately $48,956.

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

Contractual Obligations

Combined aggregate principal maturities of our CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note related to our TIC interest in 55 Corporate Drive, unsecured revolving credit facility and our obligations under our management agreement, outsourcing agreement, CDO collateral management agreement and operating lease for October 1, 2007 through December 31st, 2007 and the calendar years thereafter are as follows (amounts in thousands):

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable(1)	Revolving Credit Facility	Outsourcing and Management Agreements(2)	CDO Collateral Management Agreements	Operating Lease	Total
2007	$—	$—	$—	$—	$—	$4,141	$1,367	$65	$5,573
2008	—	—	—	—	—	16,455	5,470	261	22,186
2009	—	296,446	—	—	—	16,497	5,470	265	318,678
2010	—	—	—	—	—	—	4,535	283	4,818
2011	—	—	—	—	—	—	2,633	297	2,930
Thereafter	2,757,858	—	150,000	153,624	—	—	770	1,054	3,063,306

Total	$2,757,858	$296,446	$150,000	$153,624	$—	$37,093	$20,245	$2,225	$3,417,491

(1)
We have a 49.75% interest in the mortgage note for $94,525 and a 100% interest in the $59,099 note.

(2)
Management fee is calculated as 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) on September 30, 2007, inclusive of the trust preferred securities issued on May 20, 2005, August 9, 2005 and January 27, 2006.

Off-Balance-Sheet Arrangements

We have several off-balance-sheet investments, including joint ventures and structured finance investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance-sheet arrangements are discussed in Note 6, "Investments in Unconsolidated Joint Ventures" in the accompanying financial statements.

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

Related Party Transactions (Amounts in thousands)

In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006 and as further amended in September 2007. The amended and restated management agreement provides for a term through

December 2009 with automatic one-year extension options and is subject to certain termination rights. We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) inclusive of our trust preferred securities. We incurred expense to our Manager under this agreement of an aggregate of $3,271 and $9,047 for the three and nine months ended September 30, 2007, respectively, and $2,704 and $7,443 for the three and nine months ended September 30, 2006, respectively.

To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. We incurred $22,868 and $29,469 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2007, respectively, and $1,822 and $4,592 for the three and nine months ended September 30, 2006, respectively.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsourcing agreement between our Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee can be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsourcing agreement currently provides for an annual fee payable by us, which fee is currently $1,366 per year, increasing 3% annually over the prior year on the anniversary date of the outsourcing agreement in August of each year. For the three months ended September 30, 2007 and 2006, we realized expense of $338 and $328, respectively, and for the nine months ended September 30, 2007 and 2006, we realized expense of $1,001 and $973, respectively, to our Manager under the outsourcing agreement. For the three months ended September 30, 2007 and 2006, we realized expense of $1,041 and $621, respectively, and for the nine months ended September 30, 2007 and 2006, we realized expense of $2,700 and $1,621, respectively, to our Manager under the asset servicing agreement.

In connection with the closing of our first CDO in July 2005, the Issuer, Gramercy Real Estate CDO 2005-1 Ltd., entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities not held by us. At September 30, 2007 and

December 31, 2006 we owned all of the non-investment grade bonds, preferred equity and equity in both CDOs. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the three months ended September 30, 2007 and 2006, we realized expense of $518 and $518, respectively, and for the nine months ended September 30, 2007 and 2006, we realized expense of $1,760 and $1,518, respectively, to our Manager under such collateral management agreement.

Collateral manager fees paid on our CDO that closed in August 2006 are governed by the amended and restated management agreement as a "transitional managed" CDO, as defined in the amended and restated management agreement, consisting primarily of debt investments secured by non-stabilized real estate. Fees paid by the CDOs for collateral management services in excess of the amounts paid to the Manager are paid to us.    For the three months ended September 30, 2007 and 2006, we realized expense of $577 and $238, respectively, and for the nine months ended September 30, 2007 and 2006, we realized expense of $1,713 and $238, respectively, to our Manager under this agreement.

Collateral manager fees paid on our CDO that closed in August 2007 are based on the amended and restated management agreement as a "non-transitional managed" CDO, as defined in the amended and restated management agreement, consisting primarily of investment grade bonds and debt investments secured by non-stabilized real estate. Fees paid by the CDOs for collateral management services in excess of the amounts paid to the Manager are paid to us.    For the three months ended September 30, 2007 and 2006, we realized expense of $178 and $0, respectively, and for the nine months ended September 30, 2007 and 2006, we realized expense of $178 and $0, respectively, to our Manager under this agreement.

Pursuant to the amended and restated management agreement our Manager shall receive management, service and similar fees equal to (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with us or our Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures.

In April 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building. The joint venture, which was created to acquire, own and operate the South Building, was owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests are pari passu. Also in April 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to CS pursuant to a lease with a 15-year remaining term. On July 2, 2007, we entered into an agreement to sell our entire investment in the One Madison Avenue joint venture to SL Green for approximately $146.7 million, subject to an external appraisal, which was to be approved by the board of directors of both parties. In August 2007, an affiliate of SL Green loaned approximately $146.7 million to our Operating Partnership. This loan was to be repaid with interest an an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of the sale of our 45% interest in One Madison Avenue. The sale transaction closed on August 17, 2007, at which time we realized a gain of $92,235 and simultaneously repaid the entire loan amount with interest due through such date.

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

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten. For the three and nine months ended September 30, 2007 we incurred expense of $63 and $188, respectively, and for the three and nine months ended September 30, 2006 we incurred expenses of $63 and $188, respectively, under this lease.

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

In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,302 and $90,049 as of September 30, 2007 and December 31, 2006, respectively.

In August 2006, we acquired from a financial institution a 50% pari-passu interest in a $65,000 preferred equity investment secured by an office property in New York, New York. An affiliate of SL Green simultaneously acquired and owns the other 50% pari-passu interest. The investment bears interest at a blended fixed rate of 10.52%.

In December 2006, we acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in

New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan.

During the nine months ended September 30, 2006, we earned fees of $163 from SL Green representing SL Green's proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and currently bears interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and currently holds a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of September 30, 2007, our interest in the whole loan had a carrying value of $63,726. The mezzanine loan was repaid in full in September 2007.

In March 2007, we closed on the acquisition of a $62,500 pari-passu interest in one tranche of a multiple-level mezzanine structure primarily secured by pledges of equity and rights to cash distributions, which was used to fund the acquisition of a large office portfolio. The investment bore interest at one-month LIBOR plus 2.85%. At closing, an affiliate of SL Green simultaneously acquired a $62,500 pari-passu interest in the same tranche of the mezzanine structure. The investment was repaid in full in May 2007.

In April 2007, we purchased for $103,555 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of September 30, 2007, the investment had a carrying value of $18,960. We recorded our pro rata share of net income of $773 and $1,871 for the three and nine months ended September 30, 2007, respectively.

In July 2007, we purchased for $145,526 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of September 30, 2007, the investment had a carrying value of $26,029. We recorded our pro rata share of net income of $946 for the three and nine months ended September 30, 2007.

In July 2007, we acquired for $71,871 a 100% fee interest in the property located at 292 Madison Avenue, New York, New York, purchased from SL Green. The Company entered into a 70-year ground lease with an unaffiliated third party which simultaneously purchased from SL Green, the Class B office building situated on the property. The Company's acquisition of the fee interest was financed with a $59,099 10-year fixed rate mortgage loan.

In August 2007, we closed on the purchase from a financial institution of a $12,500 preferred equity investment in a substantially complete residential condominium project in the upper east side of Manhattan. The investment bears interest at the current pay rate of 11% over LIBOR, and a 19% look-back IRR at maturity. At closing, an affiliate of SL Green simultaneously acquired a $12,500 pari-passu interest in the same tranche of the capital structure.

In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter we, along with SL Green, sold our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same property as the preceding senior mezzanine from SL Green. Immediately thereafter we participated 50% of our interest in the loan back to SL Green. As of September 30, 2007, our interest in the junior mezzanine loan had a carrying value of $12,315.

Bright Star Couriers LLC, or Bright Star, provides messenger services to us. Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman. The aggregate amount of fees paid by us for such services for the three and nine months ended September 30, 2007 was $1 and $4, respectively, and $3 and $6 for the three and nine months ended September 30, 2006, respectively.

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

FFO for the three and nine months ended September 30, 2007 and 2006 are as follows (amounts in thousands):

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Net income available to common stockholders	$94,814	$14,536	$131,828	$37,907
Add:
Depreciation and amortization	3,149	1,375	8,742	4,119
FFO adjustment for unconsolidated joint ventures	753	1,948	4,646	5,806
FFO from discontinued operations	—	—	—	—
Less:
Gain on sale of unconsolidated joint venture interest	(92,235)	—	(92,235)	—
Incentive fee attributable to gain from sale of unconsolidated joint venture interest	18,994	—	18,994	—
Non real estate depreciation and amortization	(2,538)	(1,375)	(6,966)	(3,880)

Funds from operations	$22,937	$16,484	$65,009	$43,952

Funds from operations per share - basic	$0.87	$0.64	$2.49	$1.81

Funds from operations per share - diluted	$0.83	$0.61	$2.36	$1.72

Cautionary Note Regarding Forward-Looking Information

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as "may," "will," "should," "expect," "believe," "anticipate," "estimate," "intend," "plan," "project," "continue," or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

  •
  environmental and/or safety requirements;

  •
  our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes, our operating partnership's ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

  •
  GKK Manager LLC remaining as our Manager;

  •
  competition with other companies;

  •
  the continuing threat of terrorist attacks on the national, regional and local economies;

  •
  certain factors relating to our acquisition of American Financial Realty Trust including, but not limited to, approval of the transaction by our stockholders and American Financial's stockholders, the satisfaction of closing conditions to the transaction, and difficulties encountered in integrating the companies; and

  •
  other factors discussed under the heading "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time-to-time in our reports and documents which are filed with the SEC, and you should not place undue reliance on those statements.

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

Recently Issued Accounting Pronouncements

In June of 2006 the FASB issued Financial Interpretation No. 48, or FIN 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective January 1, 2007 for the Company. The adoption of FIN 48 did not have a material impact on our financial results for the three and nine months ended September 30, 2007.

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

In February 2007, the FASB issued Statement No. 159, or SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-01 "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" ("SOP 07-1"). SOP 07-1 clarifies the scope of accounting for investment companies and provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies (the "Guide"). For those entities that are investment companies under SOP 07-1, the specialized industry accounting principles of the Guide (referred to as Investment Company accounting) should be retained by a parent company when it consolidates its interest in the investment company or by an equity method investor when it records its interest in the investment company. The SOP also provides for certain disclosure requirements for parent companies and equity method investors in investment companies that continue investment company accounting in the parent's consolidated financial statements or the financial statements of the equity method investor. The SOP was to be effective for fiscal years beginning on or after December 15, 2007; however in a meeting on October 17, 2007, the FASB voted to indefinitely defer the effective date and add to the FASB's technical agenda, consideration of amending certain provisions of the SOP. The Company maintains an exemption from the Investment Company act of 1940, as amended, and is therefore not regulated as an investment company. As a REIT, the Company is not subject to the AICPA's Investment Company Accounting and Auditing Guide. The Company continues to monitor the FASB's developments with respect to SOP 07-1.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Market Risk

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate and interest rate risks.

Real Estate Risk

Commercial and multi-family property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of retail, industrial, office or other commercial or multi-family space), changes in property capitalization rates caused by a shift in risk premiums or changing liquidity in the capital markets, changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when a property's net operating income is sufficient to cover the property's debt service at the time a loan is made, there can be no assurance that this will continue in the future. We employ careful business selection, rigorous underwriting and credit approval processes and attentive asset management to mitigate these risks.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Furthermore, as approximately 9% of our third party debt outstanding at September 30, 2007 provides for an ability of the lender to mark-to-market our assets and make margin calls based on a change in the value of our assets, financing fixed rate assets with this debt creates the risk that an increase in fixed rate benchmarks (such as "swap" yields) would decrease the value of our fixed rate assets. We have entered into certain swap transactions in anticipation of drawing upon our mark-to-market debt to hedge against this risk. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because we generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income will generally increase if LIBOR increases and decreases if LIBOR decreases, but this may not always be true in the future. Our exposure to interest rates will also be affected by our overall corporate leverage, which we generally target to be 70% to 80% of the carrying value of our assets, although our actual leverage may vary depending on our mix of assets. Net interest income sensitivity to changes in interest rates is assessed using the assumption that interest rates, as defined by the LIBOR curve, for floating-rate assets and liabilities increase or decrease simultaneously and in the same magnitude. Generally, the Company attempts to run a matched book, and the percentage of assets and liabilities utilizing 30-day or 90-day LIBOR as the benchmark rate is approximately equal. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the nine months ended September 30, 2007 would have increased our interest cost by approximately $18,094 million, offset by an increase in our investment income of approximately $17,907. A hypothetical 200 basis point increase in interest rates along the entire interest rate curve for the nine months ended September 30, 2007 would have increased our interest cost by approximately $36,189 million, offset by an increase in our investment income of approximately $35,815. Actual results could differ significantly from these estimates.

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in loan losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans, other lending investments and CMBS as of September 30, 2007 and December 31, 2006 were as follows:

	Carrying Value (1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2007	2006	2007	2006	2007	2006	2007	2006
Whole loans, floating rate	$1,572,216	$1,372,316	45%	63%	—	—	329 bps	327 bps
Whole loans, fixed rate	204,114	42,376	6%	2%	7.80%	11.69%	—	—
Corporate whole loans — floating rate	133,721	—	4%	—	—	—	210 bps	—
Subordinate interests in whole loans, floating rate	154,679	236,308	4%	11%	—	—	478 bps	445 bps
Subordinate interests in whole loans, fixed rate	61,634	48,769	2%	2%	7.52%	8.54%	—	—
Mezzanine loans, floating rate	349,378	226,675	10%	10%	—	—	662 bps	665 bps
Mezzanine loans, fixed rate	203,153	216,216	6%	10%	9.19%	9.92%	—	—
Preferred equity, fixed rate	11,848	44,224	—%	2%	10.11%	10.68%	—	—
CMBS, floating rate	24,598	—	1%	—%	—	—	591 bps	—
CMBS, fixed rate	751,254	—	22%	—%	6.22%	—	—	—

Total / Average	$3,466,595	$2,186,884	100%	100%	7.07%	10.04%	387 bps	384 bps

(1)
Debt investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)
Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of September 30, 2007, our loans, other lending investments and CMBS had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2007	7	$244,904	7%
2008	29	988,938	28%
2009	27	670,890	19%
2010	13	332,931	10%
2011	2	56,949	2%
Thereafter	18	1,171,983	34%

Total	96	$3,466,595	100%

Weighted average maturity (i)	4.1 years

  (i)
  The calculation of weighted average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

Combined aggregate principal maturities of our consolidated CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive, and unsecured revolving credit facility as of September 30, 2007, are as follows:

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Notes Payable		Unsecured Revolving Credit Facility	Total
2007	$—	$—	$—	$—		$—	$—
2008	—	—	—	—		—	—
2009	—	296,446	—	—		—	296,446
2010	—	—	—	—		—	—
2011	—	—	—	—		—	—
Thereafter	2,757,858	—	150,000	153,624	(1)	—	3,061,482

Total	$2,757,858	$296,446	$150,000	$153,624		$—	$3,357,928

(1)
We have a 49.75% interest in the $94,525 mortgage note and 100% interest in the $59,099 mortgage note.

The following table summarizes the notional and fair value of our derivative financial instrument at September 30, 2007. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$24,143	4.990%	1/2007	1/2017	$33
Interest Rate Swap	3 month LIBOR	347,864	5.408%	8/2007	5/2017	(9,396)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	66
Interest Rate Cap	3 month LIBOR	23,713	5.700%	11/2005	12/2007	—
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	(17,574)
Interest Rate Cap	3 month LIBOR	20,000	6.000%	4/2007	10/2007	—
Interest Rate Swap	1 month LIBOR	16,412	5.081%	5/2007	5/2017	(69)
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(222)
Basis Swap	Prime Composite-3 month LIBOR	9,363	+722 bps	8/2006	12/2007	6
Interest Rate Swap	1 month LIBOR	3,465	4.280%	7/2005	12/2009	14
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(50)

Total		$1,202,584				$(27,192)

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports. Also, we may have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

In August 2007 we issued $1,100,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer, and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer. The CDO consists of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.45%. We incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

ITEM 6.    EXHIBITS

(a)
Exhibits:

Exhibit No.	Description
3.1*
Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Amendment No. 5 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on July 26, 2004 and declared effective by the Commission on July 27, 2004)
3.2*
Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Amendment No. 2 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on June 23, 2004 and declared effective by the Commission on July 27, 2004)
10.1*
Underwriting Agreement, dated September 21, 2007, by and among Gramercy Capital Corp., GKK Capital LP, GKK Manager LLC and Deutsche Bank Securities, Inc, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Company's Form 8-K (No. 001-32248) which was filed with the Commission on September 26, 2007).
10.2*
Indenture, dated as of August 8, 2007, by and among Gramercy Real Estate CDO 2007-1, Ltd., as issuer, Gramercy Real Estate CDO 2007-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar.
10.3*	Collateral Management Agreement, dated as of August 8, 2007, by and between Gramercy Real Estate CDO 2007-1, Ltd., as issuer and GKK Manager LLC, as collateral manager.
10.4*	First Amendment to the Amended and Restated Management Agreement, dated as of September 18, 2007, by and among the Company, GKK Capital LP, and GKK Manager LLC.
31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference.

+
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAMERCY CAPITAL CORP.
By:	/s/ ROBERT R. FOLEY Robert R. Foley Chief Financial Officer

Date: November 9, 2007

QuickLinks

Gramercy Capital Corp. Consolidated Balance Sheets (Amounts in thousands, except share and per share data)
Gramercy Capital Corp. Consolidated Statements of Income (Unaudited, amounts in thousands, except per share data)
Gramercy Capital Corp. Consolidated Statement of Stockholders' Equity (Unaudited, amounts in thousands, except share data)
Gramercy Capital Corp. Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
Gramercy Capital Corp. Notes To Consolidated Financial Statements (Unaudited, amounts in thousands, except share and per share data) September 30, 2007
  ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES