Form 10-K
period 2007-12-31
GRAMERCY CAPITAL CORP
filed 2008-03-17
CIK 1287701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-32248

GRAMERCY CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction incorporation or organization)	06-1722127 (I.R.S. Employer of Identification No.)

420 Lexington Avenue, New York, NY 10170
(Address of principal executive offices - zip code)

(212) 297-1000
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	New York Stock Exchange
Series A Cumulative Redeemable Preferred Stock, $0.001 Par Value	New York Stock Exchange

          Securities registered pursuant to section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of March 17, 2008, there were 34,853,911 shares of the Registrant's common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant (19,654,138 shares) at June 30, 2007 was $541,274,961. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange, which was $27.54 per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for its 2008 Annual Stockholders' Meeting expected to be filed within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRAMERCY CAPITAL CORP.
FORM 10-K
TABLE OF CONTENTS

10-K PART AND ITEM NO.

PART I
1.	Business	1
1A.	Risk Factors	20
1B.	Unresolved Staff Comments	51
2.	Properties	52
3.	Legal Proceedings	52
4.	Submission of Matters to a Vote of Security Holders	52
PART II
5.	Market for Registrant's Common Equity and Related Stockholders Matters	53
6.	Selected Financial Data	55
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	57
7A.	Quantitative and Qualitative Disclosures about Market Risk	88
8.	Financial Statements and Supplemental Data	92
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	138
9A.	Controls and Procedures	138
9B.	Other Information	138
PART III
10.	Directors, Executive Officers and Corporate Governance of the Resgistrant	139
11.	Executive Compensation	139
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	139
13.	Certain Relationships and Related Transactions and Director Independence	139
14.	Principal Accounting Fees and Services	139
PART IV
15.	Exhibits, Financial Statements and Schedules	140
	SIGNATURES	146

i

PART I

ITEM 1.    BUSINESS

General

        Gramercy Capital Corp. is a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, bridge loans, preferred equity, and net lease investments involving commercial properties throughout the United States. We have also established a real estate securities business that focuses on the acquisition, trading and financing of commercial mortgage backed securities, or CMBS, and other real estate related securities. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders. We have in the past established, and may establish in the future, taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur federal, state and local taxes on the taxable income from their activities.

        Gramercy was formed in April 2004 as a Maryland corporation and we completed our initial public offering in August 2004. Substantially all of Gramercy's operations are conducted through GKK Capital LP, a Delaware limited partnership, or our Operating Partnership. Gramercy, as the sole general partner of, and currently the holder of 100% of the common Class A limited partner units of our Operating Partnership, has responsibility and discretion in the management and control of our Operating Partnership, and the limited partners of our Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, our Operating Partnership. Accordingly, we consolidate the accounts of our Operating Partnership.

        We are externally managed and advised by GKK Manager LLC, or our Manager, a majority-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green. At December 31, 2007, SL Green also owned approximately 22% of the outstanding shares of our common stock.

        As of December 31, 2007, we held loans, other lending investments, and CMBS of approximately $3.4 billion, net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 397 basis points for our floating rate investments, and an average yield of 7.02% for our fixed rate investments. As of December 31, 2007, we also held interests in three credit tenant net lease investments, or CTL investments, two interests in joint ventures that own fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

        On November 2, 2007, we entered into a definitive merger agreement to acquire American Financial Realty Trust (NYSE: AFR), or American Financial, for approximately $3.5 billion, including the assumption of certain of American Financial's outstanding indebtedness. American Financial is a self-administered, self-managed real estate investment trust that acquires properties from, and leases properties to, regulated financial institutions, and through its operating partnership and various affiliates, owns and manages its assets primarily under long-term triple net and bond net leases with banks. The merger agreement provides that we will acquire all of American Financial's common stock for per share consideration of $5.50 in cash and 0.12096 shares of our common stock. At closing of the merger, American Financial's shareholders will also be entitled to receive (i) the regular quarterly dividend declared and paid by us in respect of the first quarter of 2008, if any, and (ii) a portion of any special dividend declared by us before closing of the merger. The merger agreement also provides that if the net proceeds received on the sales of specified properties prior to closing exceed agreed levels, an additional cash payment of half of such excess amount, if any (but no more than $0.25 per share), will be made at closing to American Financial's shareholders. The sales process is subject to various uncertainties, and no assumption should be made of any such payment. Upon closing of the merger, American Financial's shareholders are expected to own approximately 31% of Gramercy's outstanding shares.

        As part of the merger we expect to assume approximately $1.20 billion of American Financial's outstanding debt. We have also obtained a commitment letter from Goldman Sachs Mortgage Company, Citigroup Global Markets Realty Corp. and SL Green, to provide debt financing for the cash component of the consideration in an amount of up to $850.0 million, subject to certain customary conditions. This commitment will terminate in the event that we do not complete our merger with American Financial on or prior to April 1, 2008. Further, in connection with the closing of the merger, we also expect to consummate various financings and close on the sale of various individual American Financial assets currently under contract. However there can be no assurance that any or all of these financing transactions will close.

        Our pending merger with American Financial will combine the existing operating platforms of American Financial with our own, to create an integrated commercial real estate finance and operating company, and will transform us from primarily a specialty finance company into a $7.6 billion diversified real estate enterprise with complementary business lines consisting of commercial real estate finance and net lease property investments. Upon closing of the merger, we expect to own approximately 27 million square feet of commercial real estate in 37 states to add to our current investment portfolio. The acquisition is expected to be completed on or about March 31, 2008, but is subject to customary closing conditions. The stockholders of both Gramercy and American Financial approved the merger on February 13, 2008.

        Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. We do not currently have any employees. We may, however, hire employees as a result of the acquisition of American Financial. Our executive officers are all employed by our Manager or SL Green. We can be contacted at (212) 297-1000. We maintain a website at www.gramercycapitalcorp.com. On our website, you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. You can also read and copy materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

        Unless the context requires otherwise, all references to "we," "our," and "us" in this annual report means Gramercy Capital Corp., a Maryland corporation, and one or more of its subsidiaries, including GKK Capital LP, a Delaware limited partnership.

Corporate Structure

        Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner and sole owner of the Class A limited partner interests of our Operating Partnership. At December 31, 2007, the majority of the Class B limited partnership interests were owned by our Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are our executive officers, which interests are subject to performance thresholds. To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our

Operating Partnership are entitled to an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).

        As of December 31, 2007, the majority of the interests in our Manager were held by SL Green Operating Partnership, L.P. Interests in our Manager were also held by certain of our executive officers and by certain employees of SL Green including some of whom are our executive officers, which interests are subject to performance thresholds. We pay to our Manager a base management fee equal to one and three-quarters of one percent (1.75%) of our gross stockholders' equity (as defined in the management agreement with our Manager) inclusive of the trust preferred securities issued in May 2005, August 2005 and January 2006. In addition, we are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between our Manager and SL Green Operating Partnership, L.P. The asset servicing agreement provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds, and 0.15% of the book value of all other assets. The asset servicing fee can be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsource agreement currently provides for an annual fee payable by us, which fee is approximately $1.4 million per year, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. Payments under the outsource agreement will increase upon closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company. The asset servicing and outsource agreements allow us to leverage the experience, resources and relationships SL Green has established.

        Our collateralized debt obligations, or CDOs, were closed in July 2005, August 2006 and August 2007. The CDO that closed in 2005 was issued through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. The CDO that closed in 2006 was also issued through two indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO that closed in 2007 was also issued through two indirect subsidiaries, Gramercy Real Estate CDO 2007-1 LTD., or the 2007 Issuer, and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer. The 2005 Issuer, 2006 Issuer, 2007 Issuer, 2005 Co-Issuer, 2006 Co-Issuer, and 2007 Co-Issuer are subsidiaries of our private REITs, Gramercy Investment Trust and Gramercy Investment Trust II. Our Operating Partnership holds all shares of common stock and controls all of the management and operations of the private REIT's. At December 31, 2007, the private REITs and all subsidiaries of the private REITs were consolidated into our financial results.

        In connection with the closing of our first CDO in July 2005, the 2005 Issuer entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our

Board of Directors has allocated to our Manager the subordinate collateral management fee paid on securities issued by the CDO but not held by us. At December 31, 2007 and December 31, 2006, we owned all of the non-investment grade bonds, preferred equity and equity in each of our three CDOs. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the years ended December 31, 2007, 2006 and 2005, we realized expense of approximately $2.1 million, $2.1 million and $0.9 million, respectively, to our Manager under such collateral management agreement.

        Except for the 2005 CDO, fees payable in connection with CDOs or other securitization vehicles are governed by the amended and restated management agreement. Pursuant to that agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, our Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with us or our Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to us. For the year ended December 31, 2007 and 2006 we realized expense of approximately $2.3 million and $0.8 million, respectively, to our Manager under this agreement related to the 2006 CDO. With respect to the CDO which closed in August, 2007, we realized expense of approximately $0.3 million to our Manager.

Business and Growth Strategies

        We invest in a diversified portfolio of real estate loans, including whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, distressed debt, CMBS, preferred equity, and net lease investments involving commercial properties throughout the United States. We have also established a real estate securities business that focuses on the acquisition, trading and financing of commercial mortgage backed securities, or CMBS, and other real estate related securities. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken.

        We generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities. We leverage our investments to enhance returns to stockholders equity. We finance, or may finance in the future, assets through a variety of techniques, including repurchase agreements, secured and unsecured credit facilities, CDOs, unsecured junior subordinated corporate debt, issuances of CMBS, and other structured financings. In addition, we match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating rate assets are financed with floating rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allows us to reduce the impact of changing interest rates on our cash flow and earnings. We actively manage our positions, using our credit, structuring and asset management skills to enhance returns. We intend to grow our business using prudent levels of debt financing, syndication of loan interests and structured financing when feasible, rather than relying solely on equity capital, in order to increase earnings per share.

        We attempt to actively manage and maintain the credit quality of our portfolio by using our management team's expertise in structuring and repositioning investments to improve the quality and yield on managed investments. When investing in higher leverage transactions, we use guidelines and standards developed and employed by senior management of the Manager and SL Green, including the underwriting of collateral performance and valuation, a review of the creditworthiness of the equity investors, additional forms of collateral and strategies to effect repayment. If defaults occur, we employ SL Green's asset management skills to mitigate the severity of any losses and seek to optimize the recovery from assets in the event that we foreclose upon them. SL Green will manage these assets and has the right to purchase properties in metropolitan New York and Washington, D.C. that we acquire in foreclosure. In other geographic markets, we often use long-standing relationships of senior management or SL Green with local operators or investors to enhance our ability to underwrite transactions or mitigate defaults when making or managing investments.

        We seek to control the negotiation and structure of the debt transactions in which we invest, which enhances our ability to mitigate our losses, to control the negotiation and drafting of loan documents that afford us appropriate rights and control over our collateral, and to have the right to control the debt that is senior to our position. We believe that this level of control, when obtainable, allows us to achieve attractive risk-adjusted returns within a real estate debt capital structure. We generally avoid investments where we cannot secure adequate control rights, unless we believe the default risk is very low and the transaction involves high-quality sponsors. Our flexibility to invest in all or any part of a debt capital structure enables us to participate in many transactions and to retain only the investments that meet our investment parameters.

        We believe that our ability to provide a wide range of financing products and our ability to customize financing structures to meet borrowers' needs differentiates us from our competitors. We can provide real estate financing solutions throughout the entire capital structure from the most senior capital positions through subordinate interests to equity participations. Our senior management team has substantial experience in responding to unique borrower needs by crafting financial products that are tailored to meet the business plan of a property owner.

        We focus on certain types of investments where we believe we have a competitive advantage and that offer appropriate risk-adjusted returns. For properties that we believe have stable values or where we have specific asset management capabilities to mitigate losses, we will target higher leverage investments. If we conclude that a property to be financed will have more volatile values or cash flows under a variety of market conditions, we target a less leveraged investment. In such transactions we may seek a second-loss or more senior position in the capital structure. We also target the origination of larger financings, including whole loans, to afford us the opportunity to syndicate and securitize our investments, create retained instruments with above-market returns, and realize gains on the sale of these positions. We originate investments in direct transactions with borrowers, we co-originate with or acquire existing assets from third parties, primarily financial institutions, and we co-invest with SL Green and its affiliates.

        In addition, our pending merger with American Financial will combine the existing operating platforms of American Financial with our own to create an integrated commercial real estate finance and operating company, and will transform us from primarily a specialty finance company into a $7.6 billion diversified real estate enterprise with complementary business lines consisting of commercial real estate finance and net lease property investments.

        Our targeted investments include the following:

        Whole Loans—We originate fixed-rate permanent whole loans with terms of up to 15 years. We may separate certain of these loans into tranches, which can be securitized and resold. When we do so, we occasionally retain that component of the whole loan that we believe has the most advantageous risk-adjusted returns. The retained interest can be the senior interest, a subordinate interest, a mezzanine loan or a preferred equity interest created in connection with such whole loan origination. We expect the stated maturity of our whole loan investments to range from five years to 15 years. We may sell these investments prior to maturity.

        Bridge Loans—We offer floating rate bridge whole loans to borrowers who are seeking debt capital with a final term to maturity of not more than five years to be used in the acquisition, construction or redevelopment of a property. Typically, the borrower has identified a property in a favorable market that it believes to be poorly managed or undervalued. Bridge financing enables the borrower to employ short-term financing while improving the operating performance and physical aspects of the property and avoid burdening it with restrictive long-term debt. The bridge loans we originate are predominantly secured by first mortgage liens on the property and currently provide interest rates ranging from 175 to greater than 400 basis points over applicable index rate indexes. We expect the stated maturity of our bridge loans to range from two years to five years, and we frequently hold these investments to maturity.

        We believe our bridge loans will lead to additional financing opportunities in the future, as bridge facilities are often a first step toward permanent financing or a sale of the underlying real estate. We generally view securitization as a financing rather than a trading activity. We have pooled together smaller bridge loans and retained the resulting non-investment grade interests (and interest-only certificates, if any) resulting from these securitizations, which to-date have taken the form of CDOs.

        Subordinate Interests in Whole Loans—We purchase from third parties, and may retain from whole loans we originate and co-originate and securitize or sell, subordinate interests in whole loans. Subordinate interests are participation interests in mortgage notes or loans secured by a lien subordinated to a senior interest in the same loan. The subordination is generally evidenced by a co-lender or participation agreement between the holders of the related senior interest and the subordinate interest. In some instances, the subordinate interest lender may additionally require a security interest in the stock or partnership interests of the borrower as part of the transaction. When we originate whole loans, we may divide them, and securitize or sell the senior interest and keep a subordinate interest for investment, or the opposite.

        Subordinate interests in whole loans typically bear interest at a rate of 300 to 900 basis points over the applicable interest rate index and have last-dollar loan-to-value ratios between 65% and 85%. Subordinate interest lenders have the same obligations, collateral and borrower as the senior interest lender, but typically are subordinated in recovery upon a default. Subordinate interests in whole loans share certain credit characteristics with second mortgages, in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding senior interest.

        Subordinate interests created from bridge loans generally will have terms matching those of the whole loan of which they are a part, typically two to five years. Subordinate interests created from whole loans generally will have terms of five years to fifteen years. We expect to hold subordinate interests in whole loans to their maturity.

        When we acquire subordinate interests in whole loans from third parties, we may earn income on the investment, in addition to the interest payable on the subordinate piece, in the form of fees charged to the borrower under that note (recently, approximately 0.75% to 1.50% of the note amount) or by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. When we originate subordinate interests out of whole loans and then sell the senior interest, we allocate our basis in the whole loan among the two (or more) components to reflect the fair market value of the new instruments. We may realize a profit on sale if our allocated value is below the sale price or we may realize a loss on sale if our allocated value is above the sale price. Our ownership of a subordinate interest with controlling class rights, which typically means we have the ability to determine when, and in what manner, to exercise the rights and remedies afforded the holder of the senior interest, may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the subordinate interest, which may include foreclosure on, or modification of, the note. In some cases, usually restricted to situations where the appraised value of the collateral for the debt falls below agreed levels relative to the total outstanding debt, the owner of the senior interest may be able to foreclose or modify the note against our wishes as holder of the subordinate interest. As a result, our economic and business interests may diverge from the interests of the holders of the senior interest. These divergent interests among the holders of each investment may result in conflicts of interest.

        Mezzanine Loans—We originate mezzanine loans that are senior to the borrower's equity in, and subordinate to a mortgage loan on, a property. These loans are secured by pledges of ownership interests, typically in whole but occasionally in part (but usually with effective sole control over all the ownership interests), in entities that directly or indirectly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees, or collateral unrelated to the property. We typically structure our mezzanine loans to receive a stated coupon (benchmarked usually against LIBOR, or occasionally against a Treasury index or a swap index). We may in certain select instances structure our mezzanine loans to receive a stated coupon plus a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property.

        These investments typically have terms from two to ten years and typically bear interest at a rate of 400 to 800 basis points over the applicable interest rate index. Some transactions entail the issuance of more than one tranche or class of mezzanine debt. Mezzanine loans usually have last-dollar loan-to-value ratios between 65% and 90%, although these measures have declined more recently. Mezzanine loans frequently have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms. We expect to hold these investments to maturity.

        Distressed Debt—We may also invest in distressed debt, most often sub- and non-performing real estate loans acquired from financial institutions. We make these investments when we believe our underwriting, credit, financing and asset management experience enable us to generate above-average risk-adjusted returns by resolving these distressed loans expeditiously through refinancings, negotiated repayments with borrowers or foreclosure and subsequent sale of the underlying property. A sub-performing loan is a loan with a very high loan-to-value ratio, with a low debt service coverage ratio, and which is likely to default at maturity because the property securing the loan cannot support a refinancing of the loan's entire unpaid principal balance. A non-performing loan is a loan that is in default of its covenants, is past due in interest payments, or is past its final maturity date and has not been repaid. Sub- and non-performing loans are typically purchased at a discount to the note balance. Our investment return results from a combination of current cash flow from the note or underlying property, plus any eventual recovery of loan principal.

        We expect the maturity of our distressed debt investments to range from several months to up to ten years. Such investments will usually be held until resolution, which may entail a bankruptcy and foreclosure process, which can require months or years to complete.

        Commercial Mortgage-Backed Securities (CMBS)—Through our Real Estate Securities Group ("RESG"), we acquire CMBS that are created when commercial loans are pooled and securitized. CMBS are secured by or evidenced by ownership interests in a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. We expect a majority of our CMBS to be rated by at least one rating agency. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust's income to make specified interest and principal payments on such tranches. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled.

        The credit quality of CMBS depends on the credit quality of the underlying mortgage loans, which is a function of factors such as:

  •
  the principal amount of loans relative to the value of the related properties;

  •
  the mortgage loan terms (e.g. amortization);

  •
  market assessment and geographic location;

  •
  construction quality and economic utility of the property; and

  •
  the creditworthiness of the tenants.

        Expected maturities of our CMBS investments range from several months to up to ten years. We expect to hold our CMBS investments to maturity.

        Preferred Equity—We originate preferred equity investments in entities that directly or indirectly own commercial real estate. Preferred equity is not secured, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred holders can often enhance their position and protect their equity position with covenants that limit the entity's activities and grant us the exclusive right to control the property after an event of default. Occasionally, the first mortgage on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause liquidation, upon a default. Preferred equity typically is more highly leveraged, with last-dollar loan-to-value ratios of 85% to more than 90%. We expect our preferred equity to have mandatory redemption dates (that is, maturity dates) that range from three years to five years, and we expect to hold these investments to maturity.

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

        Some of these investments may be equity interests in properties with no stated maturity or redemption date, or long-term leasehold interests with expiration dates as long as 40 years beyond the date of our investment. We expect to hold these investments for between several months and up to ten years, depending upon the risk profile of the investment and our investment rationale. The timing of our sale of these investments, or of their repayment, will frequently be tied to certain events involving the underlying property, such as leases to new tenants or a re-financing on superior terms.

        Our pending acquisition of American Financial is an example of such an investment, and is the natural extension of the investments in net leased commercial properties undertaken by us since our inception.

        The aggregate carrying values allocated by product type and weighted average coupons of our loans, other lending investments, and CMBS as of December 31, 2007 and December 31, 2006 were as follows:

	Carrying Value(1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2007	2006	2007	2006	2007	2006	2007	2006
Whole loans, floating rate	$1,594,338	$1,372,316	60%	63%	—	—	332 bps	327 bps
Whole loans, fixed rate	204,192	42,376	8%	2%	7.79%	11.69%	—	—
Subordinate interests in whole loans, floating rate	146,901	236,308	6%	11%	—	—	447 bps	445 bps
Subordinate interests in whole loans, fixed rate	61,890	48,769	2%	2%	8.78%	8.54%	—	—
Mezzanine loans, floating rate	413,813	226,675	16%	10%	—	—	607 bps	665 bps
Mezzanine loans, fixed rate	203,753	216,216	8%	10%	8.91%	9.92%	—	—
Preferred equity, fixed rate	11,858	44,224	—	2%	10.09%	10.68%	—	—

Subtotal/ Weighted average	$2,636,745	$2,186,884	100%	100%	8.45%	10.04%	395 bps	384 bps

CMBS, floating rate	23,817	—	3%	—	—	—	593 bps	—
CMBS, fixed rate	768,166	—	97%	—	6.13%	—	—	—

Subtotal/ Weighted average	791,983	—	100%	—	6.13%	—	593 bps	—

Total	$3,428,728	$2,186,884	100%	100%	7.02%	10.04%	397 bps	384 bps

(1)
Loans, other lending investments and CMBS are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales, unfunded commitments, reserves for possible loan losses, and other adjustments.

(2)
Spreads over an index other than LIBOR have been adjusted to a LIBOR-based equivalent.

        We have conducted our operations and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We believe that there are a number of exclusions or exemptions under the Investment Company Act that may be applicable to us. We will either be excluded from the definition of investment company under Section 3(a)(1)(C) of the Investment Company Act, by owning or proposing to acquire "investment securities" having a value not exceeding 40% of the value of the our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or by qualifying for the exclusions from registration provided by Sections 3(c)(5)(C) and/or 3(c)(6) of the Investment Company Act. We will monitor our portfolio periodically and prior to each acquisition to confirm that we continue to qualify for the relevant exclusion or exemption.

        Qualifying for the Section 3(c)(5)(C) exemption requires that at least 55% of our portfolio be comprised of "qualifying assets," and a total of at least 80% of our portfolio be comprised of "qualifying assets" and "real estate-related assets," a category that includes qualifying assets. We generally expect whole loans, CTL investments, and Tier 1 mezzanine loans to be qualifying assets. The treatment of distressed debt securities as qualifying assets is based on the characteristics of the particular type of loan, including its foreclosure rights. Junior (first loss) interest in MBS pools may constitute qualifying assets under Section 3(c)(5)(C), provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Tier 1 mezzanine loans are loans granted to a mezzanine borrower that directly owns interests in the entity that owns the property being financed. Subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C), provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgage and that we may act as the controlling class or directing holder of the note. We generally do not treat preferred equity investments as qualifying assets. In relying on the exemption provided by Section 3(c)(5)(C), we also make investments so that at least 80% of our portfolio is comprised of real-estate, we expect that all of these classes of investments will be considered real estate-related assets under the Investment Company Act for purposes of the 80% investment threshold.

        Qualification for the Section 3(a)(1)(C), Section 3(c)(5)(C) and/or Section 3(c)(6) exclusions or exemptions will limit our ability to make certain investments. To the extent that the staff of the SEC provides more specific guidance regarding the treatment of assets as qualifying assets or real estate-related assets, we may be required to adjust our investment strategy accordingly. Any additional guidance from the staff of the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

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

Financing Strategy

        We use debt financing in various forms in an effort to increase the size of our portfolio and potential returns to our stockholders. Access to low-cost capital is important to our business, since we earn income based on the spread between the yield on our investments and the cost of our borrowings.

        Our financing strategy focuses on the use of match-funded financing structures. This means that we seek whenever possible to match the maturities of our financial obligations with the maturities of our investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our cash flow and earnings. We generally fund our intermediate and long-term assets, which consist primarily of investment-grade rated CMBS, using our long-term liabilities, especially the most recently issued $1.1 billion CDO that matures in 2017. We attempt whenever possible to use our repurchase facilities, which have initial maturities in September 2009 and October 2009 (and are extendable subject to certain conditions), to fund short-term and intermediate-term loan investments that typically have maturities of between two and four years. At December 31, 2007, the weighted average remaining term of the loans financed using our repurchase agreements was 1.7 years. In addition, we seek whenever possible to match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating rate assets are financed with floating rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allows us to reduce the impact on our cash flow and earnings of changing interest rates. At December 31, 2007, approximately 64% of our investments, when measured by carrying value, were floating rate instruments based on LIBOR. The remaining 36% of our investments carried fixed rates of interest, although we have entered into swap contracts that convert substantially all of the floating rate financing expenses against these assets to fixed rate expenses to eliminate basis risk. Our investments had a weighted average remaining term to initial maturity of 4.0 years.

        We use short-term financing in the form of our repurchase agreements, unsecured revolving credit facilities and bridge financings in conjunction with or prior to the implementation of longer-term match-funded financing. At December 31, 2007, we had approximately $200.2 million outstanding under our repurchase facilities with Wachovia Capital Markets, LLC, or Wachovia, and Goldman Sachs Mortgage Company, or Goldman. Our lenders under these facilities have consent rights with respect to the inclusion of investments, determine periodically the market value of the investments, and have the right to require additional collateral or require partial repayment of advances under the facilities (margin calls) if the estimated market value of the included investments declines. An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as our manager.

        For longer-term funding, we have historically utilized securitization structures, including CDOs, as well as other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as CMBS, bridge loans, permanent loans, subordinate interests in whole loans, mezzanine loans and REIT debt. In a CDO the assets are pledged to a trustee for the benefit of the holders of the bonds. The bonds may be rated by one or more rating agencies. One or more classes of the bonds are marketed to a wide variety of fixed income investors, which enables the CDO sponsor to achieve a relatively low cost of long-term financing. We believe that CDOs are a suitable long-term financing vehicle for our investments because they enable us to maintain our strategy of funding substantially all of our assets and related liabilities using the same, or similar, LIBOR benchmark, lock-in a long-term cost of funds tied to LIBOR, and reduce the risk that we have to refinance our liabilities prior to the maturities of our investments.

        During 2005 we issued approximately $1.0 billion of CDOs through two newly-formed indirect subsidiaries, or the 2005 Issuer and the 2005 Co-Issuer. The CDO consists of $810.5 million of investment grade notes, $84.5 million of non-investment grade notes, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $105.0 million of preferred shares, which were issued by the 2005 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. We incurred approximately $11.9 million of costs related to Gramercy Real Estate CDO 2005-1, which are amortized on a level- yield basis over the average life of the CDO.

        During 2006 we issued approximately $1.0 billion of CDOs through two newly-formed indirect subsidiaries, or the 2006 Issuer and the 2006 Co-Issuer. The CDO consists of $903.75 million of investment grade notes, $38.75 million of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57.5 million of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. We incurred approximately $11.3 million of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

        In August 2007 we issued $1.1 billion of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer and, together with the 2005 Issuer and the 2006 Issuer, the Issuers, and the 2007 Co-Issuer and, together with the 2005 Co-Issuer and the 2006 Co-Issuer, the Co-Issuers. The CDO consists of approximately $1,045.55 million of investment grade notes, $22.0 million of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32.45 million of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.45%. We incurred approximately $16.82 million of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

        We retained all non-investment grade securities, the preferred shares and the common shares in the Issuers and Co-Issuers. The Issuers and the Co-Issuers hold assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments, and CMBS which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain limitations and rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of the Issuers are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay outstanding debt under our repurchase agreements and to fund additional investments.

        We use different levels of leverage depending on the specific risk-return characteristics of each investment type. Usually, the level of financial leverage employed varies inversely with the loan-to-value ratio of the underlying debt investment being financed. For example, we generally use more leverage with whole loans than mezzanine loans. We anticipate our overall leverage will be 70% to 85% of the carrying value of our assets; but our actual leverage depends on our mix of assets. As of December 31, 2007, our leverage as a percentage of total balance sheet assets was 73%, excluding the trust preferred securities, which are discussed in more detail below.

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

        We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our portfolio of commercial real estate loans and CMBS investment portfolio. While we expect to continue to utilize existing CDOs and other such structured finance transactions to finance our investments in the future, the current state of the global capital markets make it unlikely that in the near term we will be able to issue liabilities similar to our existing CDOs. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity.

Origination, Underwriting and Asset Management

        Our Manager and SL Green provide all of our critical investment selection, asset management, servicing, portfolio management and reporting functions from loan origination to disposition. Our origination and underwriting is based on careful review and preparation, and generally proceeds as follows:

  •
  All investments are analyzed for consistency with investment parameters developed by our Manager and adopted by our board of directors;

  •
  All transactions considered for funding are presented at a weekly pipeline meeting attended by our Manager's senior executive officers; and

  •
  All financing applications, conditional commitments and submissions to the credit committee must be approved by a managing director of our Manager.

        The affirmative vote of all members of a credit committee consisting of all senior officers of our Manager plus our chief executive officer is necessary to approve all transactions over $3 million. Our chief investment officer may approve investments of less than $3 million. The investment committee of our board of directors must unanimously approve all transactions involving investments of (i) $50 million or more with respect to CMBS investments, (ii) $35 million or more with respect to whole loans, (iii) $30 million or more with respect to subordinate interests in whole loans, and (iv) $20 million or over with respect to mezzanine loans, preferred equity, and CTL investments. The full board of directors must approve investments (i) over $75 million with respect to whole loans and CMBS investments, (ii) over $65 million with respect to subordinate interests in whole loans, (iii) over $55 million with respect to mezzanine loans, and (iv) over $50 million with respect to preferred equity and CTL investments. The Manager has full discretion to make investments on our behalf under (i) $50 million with respect to CMBS investments, (ii) $35 million with respect to whole loans, (iii) $30 million with respect to subordinate interests in whole loans, and (iv) $20 million with respect to mezzanine loans, preferred equity and CTL investments. Approval limits are based on the investment amount less any origination fees, discounts or other up-front fees we receive in connection with the investment.

        The stages of the investment process are described in more detail below.

  Origination

        Our Manager is primarily responsible for originating all of our assets. Our Manager utilizes an extensive national network of relationships with property owners, developers, mortgage loan brokers, commercial and investment banks and institutional investors. This network has been developed by the senior managers of our Manager and senior executives of SL Green more than 20 years. We originate investments in direct transactions with borrowers, we co-originate with or acquire existing loan assets from third parties, primarily financial institutions, and we may occasionally co-invest with SL Green and its affiliates. We continue to grow our national platform through the creation of strategic partnerships, expansion of our origination teams, and our offices in New York, New York and Los Angeles, California. Once potential investment opportunities have been identified, our Manager determines which financing products best meet the borrower's needs. Our Manager works to optimize pricing and structure and create a favorable transaction for us while meeting our borrower's needs. After identifying a suitable structure, our Manager works with the borrower to prepare a loan application and an initial review of the investment before committing underwriting resources. Once a loan is identified as suitable, it is underwritten by our Manager's team of experienced underwriters.

  Underwriting

        Once a potential investment has been identified, our Manager's underwriters perform comprehensive financial, structural, operational and legal due diligence to assess the risks of the investment. Our Manager's underwriters analyze the loan application package and conduct follow-up due diligence on each borrower as part of the underwriting process. Our Manager's underwriters generally review the following criteria as part of the underwriting process:

  •
  the historic, in-place and projected property revenues and expenses;

  •
  the potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies;

  •
  on higher leverage loans secured by leased properties, accountants may be engaged to audit operating expense recovery income;

  •
  the property's location and its attributes;

  •
  the valuation of the property based upon financial projections prepared by our Manager's underwriters and confirmed by an independent "as is" and/or "as stabilized" appraisal;

  •
  market assessment, including, review of tenant lease files, surveys of property sales and leasing comparables based on conversations with local property owners, leasing brokers, investment sales brokers and other local market participants, and an analysis of area economic and demographic trends, and a review of an acceptable mortgagee's title policy;

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

  •
  the "Underwritten Net Cash Flow" for a property, which is a set of calculations and adjustments prepared for the underwriting process to assist in evaluating a property's cash flows. The Underwritten Net Cash Flow is generally the estimated stabilized annual revenue derived from the use and operation of the property (consisting primarily of rental income and reimbursement of expenses where applicable) after an allowance for vacancies, concessions and credit losses, less estimated stabilized annual expenses;

  •
  credit quality of the borrower and sponsors through background checks and review of financial strength and real estate operating experience; and

  •
  the loan documents, to ensure that we have adequate protections, rights and remedies.

        Key factors that are considered in credit decisions include, but are not limited to, debt service coverage, loan-to-value ratios and property and financial operating performance. Consideration is also given to other factors such as the experience, financial strength, reputation, and investment track record of the borrower and individual sponsors, additional forms of collateral and identified likely strategies to effect repayment. Our Manager will continue to refine its underwriting criteria based upon actual loan portfolio experience and as market conditions and investor requirements evolve. Once diligence is completed and our Manager has reviewed the Underwritten Net Cash Flow, sponsorship and the deal structure, our Manager determines the level in the capital structure at which an investment will be made, the pricing for such an investment, and the required legal and structural protections.

  Servicing and Asset Management

        SL Green services substantially all of our assets through a sub-contract with our Manager. The loan servicing platform is designed to provide timely, responsive customer service as well as accurate and timely information for account follow-up, financial reporting, collateral and portfolio risk management and management review. In addition, the servicing operations include enforcement of the loan documents and standard asset management functions, including monitoring of property performance and condition and market analysis. The asset management group monitors the investments to identify any potential underperformance of the asset and work with the borrower and co-lenders, if any, to remedy the situation in an expeditious manner in order to mitigate any effects of underperformance. The asset manager is responsible for understanding the borrower's business plan with respect to each collateral property and monitoring performance measured against that plan. We differentiate ourselves by leveraging our Manager's real estate knowledge and proactive approach to asset management by providing approvals and processing requests on a timely and efficient basis. We believe that asset management is a vital component of the borrower-lender relationship because it enables us to be responsive, timely, anticipate changes to a borrower's financing requirements, and generally develop a strong relationship that can lead to repeat business.

Operating Policies

  Investment and Borrowing Guidelines

        We operate pursuant to the following general guidelines for our investments and borrowings:

  •
  no investments are made that we believe would cause us to fail to qualify as a REIT;

  •
  no investments are made that we believe would cause us to be regulated as an investment company under the Investment Company Act;

  •
  substantially all assets are financed in whole or in part through securitization, syndication and secured borrowings, and assets intended for inclusion in traditional securitization transactions will be hedged against movements in the applicable swap yield through customary techniques;

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

        The affirmative vote of all members of a credit committee consisting of all senior officers of our Manager plus our chief executive officer is necessary to approve all transactions over $3 million. Our chief investment officer may approve investments of less than $3 million. The investment committee of our board of directors must unanimously approve all transactions involving investments of (i) $50 million or more with respect to CMBS investments, (ii) $35 million or more with respect to whole loans, (iii) $30 million or more with respect to subordinate interests in whole loans, and (iv) $20 million or over with respect to mezzanine loans, preferred equity, and CTL investments. The full board of directors must approve investments (i) over $75 million with respect to whole loans and CMBS investments, (ii) over $65 million with respect to subordinate interests in whole loans, (iii) over $55 million with respect to mezzanine loans, and (iv) over $50 million with respect to preferred equity and CTL investments. Our Manager has full discretion to make investments on our behalf under (i) $50 million with respect to CMBS investments, (ii) $35 million with respect to whole loans, (iii) $30 million with respect to subordinate interests in whole loans, and (iv) $20 million with respect to mezzanine loans, preferred equity and CTL investments. Approval limits are based on the investment amount less any origination fees, discounts or other up-front fees we receive in connection with the investment.

Origination Agreement

        We entered into an amended and restated origination agreement with SL Green Operating Partnership, L.P. on April 19, 2006 that is effective during the term of the management agreement. Pursuant to this agreement, SL Green and any of its subsidiaries will not originate, acquire or participate in fixed income investments in the United States, subject to certain conditions and exclusions described below. Fixed income investments include debt obligations or interests in debt obligations bearing a fixed-rate of return and collateralized by real property or interests in real property. SL Green has also agreed not to acquire, originate or participate in preferred equity investments which bear a fixed rate of return in the United States, unless we have determined not to pursue that opportunity.

        Under the agreement, SL Green has the following rights:

  (a)
  to retain any fixed income investments and/or preferred equity investments it owned or committed to own as of April 19, 2006 and any fixed income investments and/or preferred equity investments owned or committed to be owned, as of the date of a business combination, change of control or other similar transaction, by companies that are acquired by SL Green or with respect to which SL Green engages in such a transaction; provided, however, that SL Green shall not acquire companies or businesses engaged primarily in Gramercy's primary business activities;

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
  to modify, amend, supplement, extend, refinance or restructure any portion of the investments in item (a), (b), (c) or (d) above, including, but not limited to, changes in principal, additional investment, rate of return, maturity or redemption date, lien priority, collateral, return priority, guarantor, and/or borrower.

        We have agreed that we will not:

  •
  acquire real property or interests in real property located in metropolitan New York and Washington, D.C. (except by foreclosure or similar conveyance resulting from a fixed income investment);

  •
  originate, acquire or participate in any investments described in (c) above or distressed debt, in each case where more than 75% of the value of the underlying collateral is real property or interests in real property located in metropolitan New York or Washington, D.C.; and

  •
  originate, acquire or participate in any investments described in item (b) or (d) above.

        We have also agreed that, when we acquire direct or indirect ownership interests in property in metropolitan New York or Washington D.C. by foreclosure or similar conveyance, SL Green will have the right to purchase the property at a price equal to our unpaid asset balance on the date we foreclosed or acquired the asset, plus unpaid interest at the last stated contract (non-default) rate and, to the extent payable by the borrower under the initial documentation evidencing the property, legal costs incurred by us directly related to the conveyance and the fee, if any, due upon the repayment or prepayment of the investment which is commonly referred to as an "exit fee" (but not including default interest, late charges, prepayment penalties, extension fees or other premiums of any kind) through the date of SL Green's purchase. We refer to this amount as "Par Value". If we seek to sell the asset and receive a bona fide third party offer to acquire the asset for cash that we desire to accept, SL Green may purchase the asset at the lower of the Par Value or the third party's offer price. If the asset is not sold within one year, SL Green has the right to purchase the property at its appraised value. The appraised value will be determined as follows: we will select an appraiser and SL Green will select an appraiser, who will each appraise the property. These two appraisers jointly will select a third appraiser, who will then choose one of the two appraisals as the final appraised value. These rights may make it more difficult to sell such assets because third parties may not want to incur the expense and effort to bid on assets when they perceive that SL Green may acquire them at the lower of the same terms proposed by the third party or Par Value. As a result, we may not receive the same value on the sale of such assets as we might receive from an independent third party submitting an offer through a competitive bidding process.

        SL Green has a right of first offer to acquire any distressed debt which we decide to sell.

        If at any time SL Green plans to sell to a third party any fixed income investment or preferred equity investment, we will have the right to purchase the offered investment within ten business days on the terms and conditions offered by the third party. If SL Green is required to obtain any other party's consent in connection with the sale of any investment, our right of first offer will be subject to such consent. If we choose not to exercise our right to purchase the offered investment, SL Green has the right to sell it to a third party within six months at not less than 99% of the price offered to us. If the investment is not sold within six months, it will again be subject to our right of first offer.

        Under this agreement, we agreed to sell to SL Green up to 25% of the shares sold in our initial public offering. We have also agreed that, during the term of this origination agreement, SL Green will have the right to purchase up to 25% of the shares in any future offering of common stock, at the same price as other purchasers, in order to maintain its percentage ownership interest in us after our initial public offering. This right will also apply to issuances of units in our Operating Partnership.

        In the event the management agreement is terminated for cause by us or if neither SL Green nor any of its affiliates shall be the managing member of our Manager, then the non-compete provisions in the origination agreement will survive such termination for a period of one year with respect only to potential investments by us as to which our Manager has commenced due diligence.

Hedging Activities

        Subject to maintaining an qualification as a REIT, we use a variety of commonly used derivative instruments that are considered conventional, or "plain vanilla" derivatives, including interest rate swaps, caps, collars and floors, in our risk management strategy to limit the effects of changes in interest rates on our operations. Our primary hedging strategy consists of entering into interest rate swap contracts. Additionally, we may in certain select instances choose to hedge our exposure to fluctuations in CMBS credit spreads by purchasing swaps written against a broad-based CMBS index. The value of our derivatives may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of the risk in our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. Since most of our hedging activity covers the period between origination or purchase of loans and their eventual sale or securitization, unmatched losses in our hedging program will tend to occur when the planned securitization fails to occur, or if the hedge proves to be ineffective. We continuously monitor the effectiveness of our hedging strategies and adjust our strategies as appropriate. These transactions may include interest rate swaps, the purchase or sale of interest rate collars, caps or floors, options, other hedging instruments and such other hedging instruments as may be developed in the future and which we determine are suitable to achieve our hedging objectives.

        We have retained the services of an outside financial services firm with expertise in the use of derivative instruments to advise us on our overall hedging strategy, to effect hedging trades, and to provide the appropriate designation and accounting of all hedging activities from a GAAP and tax accounting and reporting perspective.

        These instruments are used to hedge as much of the interest rate risk as our Manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our qualifications as a REIT. To the extent that we enter into a hedging contract to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that we derive from the contract is not considered income for purposes of the REIT 95% gross income test and is non-qualifying for the 75% gross income test. Our Manager can elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.

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

        We may, under certain circumstances, repurchase our common stock in private transactions with our stockholders if those purchases are approved by our board of directors. Our board of directors has no present intention of causing us to repurchase any shares, and any action would only be taken in conformity with applicable federal and state laws and the applicable requirements for qualifying as a REIT, for so long as our board of directors concludes that we should remain a qualified REIT.

Other Policies

        We operate in a manner that we believe will not subject us to regulation under the Investment Company Act. We may invest in the securities of other issuers for the purpose of exercising control over such issuers. We do not underwrite the securities of other issuers.

Future Revisions in Policies and Strategies

        Our board of directors has the power to modify or waive our investment guidelines, policies and strategies. Among other factors, developments in the market that either affect the policies and strategies mentioned herein or that change our assessment of the market may cause our board of directors to revise our investment guidelines, policies and strategies. However, if such modification or waiver involves the relationship of, or any transaction between, us and our Manager or any affiliate of our Manager, the approval of a majority of our independent directors is also required. We may not, however, amend our charter to change the requirement that a majority of our board of directors consist of independent directors or requirement that a majority of our independent directors approve related party transactions without the approval of two-thirds of the votes entitled to be cast by our stockholders.

Competition

        Our net income depends, in large part, on our ability to originate investments with spreads over our borrowing cost. In originating these investments, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, hedge funds, institutional investors, investment banking firms, private equity firms, other lenders, governmental bodies and other entities, which may have greater financial resources and lower costs of capital available to them than we have. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the available investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards.

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

Current Market Conditions

        During 2007, the global capital markets experienced unprecedented volatility, resulting in dramatic increases in credit spreads, declines in prices of financial assets, decreases in liquidity and the availability of debt and equity capital, and increases in the cost of debt and equity capital. The impact has been most severe in the single-family residential real estate mortgage markets in the United States, but has more recently affected the commercial real estate debt markets in which we invest. In particular, subsequent to the issuance of our third CDO in August 2007, the commercial real estate securitizations markets have experienced severe declines in transaction activity, reductions in short-term and long-term liquidity, and widening credit spreads. We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our portfolio of commercial loans and CMBS investment portfolio. Currently, the new issue market for structured finance transactions including commercial real estate CDOs is dormant. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. These conditions have also materially adversely impacted the ability of commercial property owners to service their debt and refinance their loans as they mature. While delinquencies in the commercial real estate market remain low in comparison to historical measures, the lack of liquidity in the CMBS and other commercial real estate finance markets, and worries about weakening fundamentals in commercial real estate due to slowing economic activity, are harming sales and financing activity. It is widely believed that the credit crisis and slowing economic activity may contribute to a decline in the operating performance and value of commercial real estate. We believe these risks are most pronounced in connection with loans involving certain property types, including construction loans generally, residential land, commercial land, and residential condominiums. We further believe these risks are most pronounced in regions that recently experienced rapid growth in population, employment and real estate development, including California, Nevada, Arizona, and Florida.

        We believe our businesses will benefit in the long run from a market environment where assets are priced and structured more conservatively. In addition, our pending merger with American Financial will combine the existing operating platforms of American Financial with our own to create an integrated commercial real estate finance and operating company, and will transform us from primarily a specialty finance company into a $7.6 billion diversified real estate enterprise with complementary business lines consisting of commercial real estate finance and net lease property investments.

Industry Segments

        Statement of Financial Accounting Standard No. 131, or "SFAS No. 131," establishes standards for the way that public entities report information about operating segments in their annual financial statements. We are a REIT focused primarily on originating and acquiring loans and securities related to real estate and currently operate in only one segment. We expect our pending merger with American Financial will cause us to modify our disclosures in future periods to reflect the increased materiality to us of our net CTL investments.

Employees

        We do not currently have any employees. Our executive officers and other staff are all employed by our Manager or SL Green and leased by us pursuant to the management agreement with the Manager and the outsource agreement with SL Green. We may, however, hire employees as a result of the acquisition of American Financial.

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

ITEM 1A.    RISK FACTORS

Risks Related to Our Management and Our Relationship with SL Green

We are dependent on our Manager and its key employees and may not find a suitable replacement if the Manager terminates the management agreement or the key personnel are no longer available to us.

        We have no direct employees. We may, however, hire employees as a result of the American Financial merger. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We have entered into a management agreement with our Manager that terminates in December 2009, subject to automatic, one-year renewals. We are subject to the risk that our Manager will terminate the management agreement and that no suitable replacement will be found to manage us. We believe that our success depends to a significant extent upon the experience of our Manager's executive officers, whose continued service is not guaranteed. If our Manager terminates the management agreement, or if any of its key employees cease to work for our Manager, we may not be able to execute our business plan.

There are conflicts of interest in our relationship with the Manager, which could result in decisions that are not in the best interest of holders of our securities.

        We are subject to potential conflicts of interest arising out of our relationship with SL Green and our Manager. Several of SL Green's executive officers are also directors and executive officers of the Manager and us. Specifically, our chairman and each of our executive officers also serve as officers of our Manager or SL Green. As a result, the management agreement was not negotiated at arm's-length and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

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

        We pay our Manager substantial base management fees regardless of the performance of our portfolio. SL Green, the Manager and certain other parties, including certain of our officers, also own Class B limited partner interests in our operating partnership, which entitles them to receive quarterly distributions based on financial performance. In evaluating investments and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

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

Our assets that we acquire by foreclosure or by similar conveyance may be subject to purchase rights or rights of first offer in favor of SL Green, which could reduce their marketability or value.

        Pursuant to our origination agreement with SL Green, we have granted SL Green purchase rights with respect to certain of our assets. When we acquire a direct or indirect ownership interest in real property or interests in real property located in metropolitan New York or Washington, D.C. by foreclosure or similar conveyance or transfer, SL Green has the right to purchase such ownership interest at a price equal to the sum of (i) our unpaid principal balance on the date we foreclosed on or acquired the asset, (ii) interest through the date of SL Green's purchase and (iii) legal costs incurred by us directly related to the conveyance of the property and the exit fee due upon prepayment or repayment, both to the extent payable by the borrower under the initial loan documentation. We refer to this amount as the "par value". If we seek to sell the asset and receive a bona fide offer to acquire the asset for cash that we desire to accept, SL Green may purchase the asset at the lower of the par value and the third party's offer price.

        Similarly, our agreements with SL Green in connection with our commercial property investments in 55 Corporate Drive, 885 Third Avenue, and Two Herald Square, contain a buy-sell provision that can be triggered by us in the event we and SL Green are unable to agree upon a major decision that would materially impair the value of the assets. Such major decisions involve the sale or refinancing of the assets, any extensions or modifications to the net leases with the tenant therein or any material capital expenditures.

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

        Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on our Manager's ability to identify and invest in debt investments or other securities that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Manager's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The senior management team of our Manager has substantial responsibilities under the management agreement. We can offer no assurance that the senior management team of our Manager or any of the other employees of our Manager will contribute to our growth. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders.

Our board of directors has approved very broad investment guidelines for the Manager and does not approve each investment decision made by the Manager.

        Our Manager is authorized to follow very broad investment guidelines. Our directors review our investment guidelines and our investment portfolio annually and as often as they deem necessary. However, our board of directors does not review each proposed investment. The investment committee of our board of directors must unanimously approve all transactions involving investments of (i) $50 million or more with respect to CMBS investments, (ii) $35 million or more with respect to whole loans, (iii) $30 million or more with respect to subordinate interests in whole loans, and (iv) $20 million or over with respect to mezzanine loans, preferred equity, and CTL investments. The full board of directors must approve investments (i) over $75 million with respect to whole loans and CMBS investments, (ii) over $65 million with respect to subordinate interests in whole loans, (iii) over $55 million with respect to mezzanine loans, and (iv) over $50 million with respect to preferred equity and CTL investments. Our Manager has full discretion to make investments on our behalf under (i) $50 million with respect to CMBS investments, (ii) $35 million with respect to whole loans, (iii) $30 million with respect to subordinate interests in whole loans, and (iv) $20 million with respect to mezzanine loans, preferred equity and CTL investments. Our chief investment officer may approve investments of less than $3 million. Approval limits are based on the investment amount less any origination fees, discounts or other up-front fees we receive in connection with the investment. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our Manager. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types of assets it may decide are proper investments for us. Decisions made and investments entered into by our Manager may not fully reflect the stockholder's best interests.

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

Risks Related to Our Business

Maintenance of our Investment Company Act exclusions and exemptions imposes limits on our operations.

        We believe that there are a number of exclusions and exemptions under the Investment Company Act that may be applicable to us and we have conducted and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We will either be excluded from the definition of investment company under Section 3(a)(1)(C) of the Investment Company Act, by owning or proposing to acquire "investment securities" having a value not exceeding 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or exempted by qualifying for the exemptions from registration provided by Sections 3(c)(5)(C) and/or 3(c)(6) of the Investment Company Act. For example, Section 3(c)(5)(C) exempts from the definition of "investment company" any person who is "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Additionally, Section 3(c)(6) exempts from the definition of "investment company" any company primarily engaged, directly or through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The assets that we have acquired and may acquire in the future, therefore, are limited by the provisions of the Investment Company Act and the exclusions and exemptions on which we rely. In addition, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on our business and our ability to pay dividends.

        To maintain our qualification for an exclusion from registration under the Investment Company Act pursuant to Section 3(c)(5)(C) and 3(c)(6)at least 55% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets under Section 3(c)(5)(C) of the Investment Company Act, and 80% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets and real estate-related assets under Section 3(c)(5)(C) of the Investment Company Act. In addition, we may not issue redeemable securities. To comply with the Section 3(c)(5)(C) exemption, we may from time to time buy RMBS and other qualifying assets. We generally expect that mortgage loans, whole pool CMBS, CTL investments, certain distressed debt securities and Tier 1 mezzanine loans to be qualifying assets under the Section 3(c)(5)(C) exemption from the Investment Company Act. Tier 1 mezzanine loans are loans granted to a mezzanine borrower that directly owns interests in the entity that owns the property being financed. The treatment of distressed debt securities as qualifying assets is, and will be, based on the characteristics of the particular type of loan, including its foreclosure rights. Junior (first loss) interests in CMBS pools may constitute qualifying assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Similarly, subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgage and that we may act as the controlling class or directing holder of the note. We generally do not treat non-Tier 1 mezzanine loans and preferred equity investments as qualifying assets. Although we monitor our portfolio periodically and prior to each origination or acquisition of a new asset or disposition of an existing asset, there can be no assurance that we will be able to maintain an exclusion or exemption from registration. Further, we may not be able to invest in sufficient qualifying and/or real estate-related assets and future revisions, or interpretations of the Investment Company Act may cause us to lose our exclusion or exemption or force us to re-evaluate our portfolio and our business strategy. Such changes may prevent us from operating our business successfully. To the extent that the staff of the SEC provides more specific guidance regarding the treatment of assets as qualifying assets or real estate-related assets, we may be required to adjust our investment strategy accordingly. Any additional guidance from the staff of the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

        As part of its duties under the management agreement, our Manager in consultation with legal and tax advisors, periodically evaluates our assets, and also evaluates prior to an acquisition or origination the structure of each prospective investment or asset, to determine whether we meet the qualifications for the exclusion from the definition of investment company in Section 3(a)(1)(C) and/or whether our Manager believes the investment will be a qualifying asset for purposes of maintaining the exemptions found in Sections 3(c)(5)(C) and/or 3(c)(6) from registration under the Investment Company Act. We consult with counsel to verify such determination as appropriate. If we are obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act, including limitations on capital structure, restrictions on specified investments; prohibitions on transactions with affiliates, changes in the composition of the board of directors and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations. In addition, the terms of our management agreement would need to be substantially revised or such agreement would need to be terminated. If the management agreement is terminated, we will, among other things, be in default under our repurchase or other financing facilities and financial institutions will have the right to terminate those facilities and their obligation to advance funds to us to finance our future investments. In addition, we may not be able to identify a replacement manager on favorable terms or at all.

The current dislocations in the residential mortgage sector, and the current weakness in the broader financial market, could adversely affect us and one or more of our lenders, which could result in increases in our borrowing costs, reduction in our liquidity and reductions in the value of the investments in our portfolio.

        The continuing dislocations in the sub-prime mortgage sector and the current weakness in the broader financial market could adversely affect our counterparties providing repurchase agreements funding for our loan or CMBS investments, and could cause such counterparty to be unwilling or unable to provide us with additional financing. This could potentially limit our ability to finance our investments and operations, increase our financing costs and reduce our liquidity. If one or more major market participants fails or withdraws from the market, it could negatively impact the marketability of all fixed income securities, and this could reduce the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if our counterparties are unwilling to or unable to provide us with ongoing financing, we could be forced to sell our investments at a time when prices are depressed. If this were to occur, it could prevent us from complying with the REIT asset and income tests necessary to fulfill our REIT qualification requirements or could cause us not to qualify for an exemption from the Investment Company Act, and otherwise materially harm our results of operation and financial outlook.

        Recent developments in the market for many types of mortgage products have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to residential assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

If we are unable to generate sufficient funds or obtain financing for future capital commitments, we may not be able to repay indebtedness or fund our other liquidity needs, which could have a material adverse effect on us.

        At December 31, 2007, we had future funding commitments of approximately $297.7 million related to real estate debt investments we held. Our ability to fund future capital commitments will depend, to a certain extent, on general economic, financial, competitive and other factors that may be beyond our control. We cannot be certain that our business will generate sufficient cash flow from operations, that we will be able to raise funds in the capital markets or that future borrowings will be available to us in an amount sufficient to enable to us to fund our liquidity needs. Our inability to fund future commitments may cause borrowers to take legal action against us, which could have a material adverse effect on us. However, as of December 31, 2007, we believe our cash flows from operations, available cash and cash equivalents and available borrowings will be adequate to meet our future liquidity needs. For more information on our contractual commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

Liquidity in the capital markets is essential to our businesses and future growth and we rely on external sources to finance significant portion of our operations.

        Liquidity is essential to our business and our ability to grow and to fund existing obligations. A primary source of liquidity for us has been the equity and debt capital markets, including issuing common equity, perpetual preferred equity and trust preferred securities. We depend on external financing to fund the growth of our business mainly because one of the requirements for the Internal Revenue Code for a REIT is that it distributes 90% of its taxable income to its shareholders, including taxable income where we do not receive corresponding cash. Our access to equity or debt financing depends on the willingness of third parties to make equity investments in us and provide us with corporate level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry, including us, are currently experiencing, and have at times historically experienced, limited availability of capital, and new capital sources may not be available on acceptable terms. Our ability to raise capital could be impaired if the capital markets have a negative perception of our long-term and short-term financial prospects or the prospects for mortgage REITs and the commercial real estate market generally. We cannot be certain that sufficient funding or capital will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, we will not be able to grow our business, which would likely have a negative impact on the market price of our common stock and our ability to make distributions to our stockholders.

        In addition, the liquidity in our portfolio may also be adversely affected by possible margin calls under our repurchase agreements. Our repurchase agreements allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If such counterparties determine that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. A significant increase in margin calls as a result of spread widening could harm our liquidity, results of operation, financial condition, business prospects, and our ability to make distributions to our stockholders. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to maintain our current level of dividends.

        For information about our available sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

We utilize a significant amount of debt to finance our portfolio, which may subject us to an increased risk of loss, adversely affecting the return on our investments and reducing cash available for distribution.

        We utilize a significant amount of debt to finance our operations, which can compound losses and reduce the cash available for distributions to our stockholders. We generally leverage our portfolio through the use of secured and unsecured bank credit facilities, repurchase agreements, securitizations, including the issuance of CDOs and other borrowings. The leverage we employ varies depending on our ability to obtain financing, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged, or subject to a negative pledge, as collateral for our secured borrowings or to support our unsecured borrowings. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire. For example, we have purchased, and expect to purchase in the future should we issue additional CDO's, subordinate classes of bonds in our CDOs which represent leveraged investments in the collateral debt securities and other underlying assets. The use of leverage through such CDOs create the risk for the holders of the subordinate classes of bonds of increased exposure to losses on a leveraged basis as a result of defaults with respect to such collateral debt securities. As a result, the occurrence of defaults with respect to only a small portion of the collateral debt securities could result in the complete loss of the investment of the holders of the subordinate classes of bonds.

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

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, which has negatively impacted our business, and may have a material adverse effect on us.

        During 2007, the sub prime residential lending and single family housing markets began to experience accelerating default rates, declining real estate values and increasing backlog of housing supply. The residential sector issues quickly spread more broadly into the asset-backed, corporate and other credit and equity markets. Since the sub prime meltdown, volatility and risk premiums in most credit and equity markets have increased dramatically while liquidity has decreased. These issues have continued into the beginning of fiscal 2008. Increasing concerns regarding the U.S. and world economic outlook, such as large asset write-downs at banks, rising oil prices, declining business and consumer confidence and increased unemployment, are compounding these issues and risk premiums in most capital markets remain near historical all-time highs. Although we do not have any direct sub prime exposure or direct exposure to the single family mortgage market, the factors described above have resulted in substantially reduced commercial mortgage loan originations and securitizations, and are precipitating more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, are finding it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

        Due to these conditions, the commercial real estate finance market has experienced higher volatility and less liquidity despite continued relatively strong credit performance across the sector. Credit has become more expensive and difficult to obtain for the Company and its competitors. The cost of financing as well as overall market-demanded risk premiums in commercial lending have increased. Most lenders are imposing more stringent restrictions on the terms of credit and there is a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets, further declines in real estate values in the U.S. and continuing credit and liquidity concerns may have a material adverse effect on us. Additionally, there is no assurance that the increased financing costs, financing with increasingly restrictive terms or the increase in risk premiums that are demanded by investors will not have a material impact on our future profitability measures. However, we expect that a portion of the impact of increased capital costs will be offset by increased yields on newly-originated assets, particularly if assets in our existing commercial real estate CDOs are repaid.

If GKK Manager LLC ceases to be the Manager pursuant to the management agreement, financial institutions providing our repurchase facilities may not provide future financing to us.

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

        In order to borrow money to make investments under our repurchase agreements, our repurchase lenders, Wachovia and Goldman, have the right to review the potential investment for which we are seeking financing. We may be unable to obtain the consent of our lenders to make investments that we believe are favorable to our company. In the event that Wachovia or Goldman do not consent to the inclusion of the potential asset in the respective repurchase facility, we may be unable to obtain alternate financing for that investment. Our lender's consent rights with respect to our repurchase agreements may limit our ability to execute our business plan.

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

We may not be able to issue CDO securities on attractive terms or at all, which may require us to seek more costly financing for our investments or to liquidate assets.

        Conditions in the capital markets may make the issuance of a CDO less attractive or unavailable to us even in instances when we have a sufficient pool of eligible collateral. If we are unable to issue a CDO to finance these assets, or if doing so is not economical, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the collateral.

Investor demand for commercial real estate CDOs has been substantially curtailed.

        The recent turmoil in the structured finance markets, in particular the sub-prime residential loan market, has negatively impacted the credit markets generally, and, as a result, investor demand for commercial real estate CDOs has been substantially curtailed. In recent years, we have relied, to a substantial extent, on CDO financings to obtain match funded financing for our investments. Until the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis. If such other forms of long-term financing are unavailable, it may be necessary to fund our investments using shorter term debt financing, in which case we would not meet our objective of match funding for substantially all of our investments. There can be no assurance as to whether or when demand for commercial real estate CDOs will return or the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business plan and our ability to distribute dividends.

        We finance our assets over the long-term through a variety of means, including repurchase agreements, secured and unsecured credit facilities, CDOs and other structured financings. We have also financed our investments through the issuance of $150 million of trust preferred securities. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and wider credit spreads. We cannot be certain that these markets, especially the structured finance markets, will provide an efficient source of long-term financing for our assets. Our ability to finance through CDOs is subject to a level of investor demand which has been significantly curtailed in the second half of 2007 and in 2008 to date. If our strategy is not viable, we will have to attempt to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities, if available, may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, to service our debt thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

        In addition, we depend upon the availability of adequate financing sources and capital for our operations. As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain our earnings for new investments. However, our taxable REIT subsidiaries are able to retain (and likely will retain) earnings for investment in new capital, subject to maintaining our qualification as a REIT. We cannot be certain that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.

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

        The yield on our investments in real estate securities and loans is sensitive to changes in prevailing interest rates and changes in prepayment rates. Changes in interest rates can affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. We tend to price loans at a spread to either United States Treasury obligations, swaps or LIBOR. A decrease in these indexes will lower the yield on our investments, except to the extent certain of our loans contain floors below which the interest rate cannot decline. Conversely, if these indexes rise materially, borrowers may be unable to meet their debt service requirements and borrow the higher-leverage loans that we target.

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

        We price our assets based on our assumptions about future credit spreads for financing of those assets. We have obtained, and may obtain in the future, longer term financing for our assets using structured financing techniques. Such issuances entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR. If the spread that investors are paying on our current structured finance vehicles and will pay on future structured finance vehicles we may engage in over the benchmark widens and the rates we are charging or will charge on our securitized assets are not increased accordingly, our income may be reduced or we could suffer losses which could affect our ability to make distributions to our stockholders.

The repurchase agreements and credit facilities that we use to finance our investments may require us to provide additional collateral.

        We use credit facilities and repurchase agreements to finance some of our debt investments, primarily on an interim basis. If the market value of the loans pledged or sold by us to a funding source declines in value, we may be required by the lending institution to provide additional collateral or repay a portion of the funds advanced. We may not have the funds available to pay down our debt, which could result in defaults. Posting additional collateral to support our repurchase and credit facilities will reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase interest rates and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code.

        Further, facility providers may require us to maintain a certain amount of cash uninvested or set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

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

We may not be able to find suitable replacement investments for CDOs with reinvestment periods.

        Some of our CDOs have periods where principal proceeds received from assets securing the CDO can be reinvested only for a defined period of time, commonly referred to as a reinvestment period. Our ability to find suitable investments during the reinvestment period that meet the criteria set forth in the CDO documentation and by rating agencies may determine the success of our CDO investments. Our potential inability to find suitable investments may cause, among other things, lower returns, interest deficiencies, hyper-amortization of the senior CDO securities and may cause us to reduce the life of our CDOs and accelerate the amortization of certain fees and expenses.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

        We have purchased, and expect to purchase in the future should we issue additional CDOs, subordinate classes of bonds issued by certain of our subsidiaries. The terms of the CDO securities issued by us include and will include coverage tests, including interest coverage and over-collateralization tests, used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, failure to satisfy the coverage tests could adversely affect our operating results and cash flows. Although these coverage tests are currently being met, we cannot be certain that the coverage tests will continue to be satisfied in the future.

        Certain coverage tests (based on delinquency levels or other criteria) may also restrict our ability to receive net income from assets pledged to secure the CDOs. We cannot be certain, in advance of completing negotiations with the rating agencies or other key transaction parties on any future CDOs, to the extent available, as to the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDOs will increase.

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

        If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans (including from a trust vehicle used to facilitate a structured financing of the assets through CDOs) or replace them with substitute loans. In addition, we may elect to repurchase loans from our CDOs, although we are not required to do so. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our balance sheet, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results and our ability to make distributions to our stockholders.

Our hedging transactions may limit our gains or result in losses.

        Subject to maintaining our qualification as a REIT, we use a variety of derivative instruments that are considered conventional "plain vanilla" derivatives, including interest rate swaps, caps, collars and floors, in our risk management strategy to limit the effects of changes in interest rates on our operations. Our primary hedging strategy consists of entering into interest rate swap contracts. Additionally, we, in certain select instances, choose to hedge our exposure to fluctuations in CMBS credit spreads by purchasing swaps written against a broad-based CMBS index. The value of our derivatives may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of the risk in our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. Since a portion of our hedging activity is intended to cover the period between origination or purchase of loans and their eventual sale or securitization, unmatched losses in our hedging program can occur when the planned securitization fails to occur, or if the hedge proves to be ineffective.

        Our hedging transactions, which are intended to limit losses, may actually limit gains and increase our exposure to losses. The use of derivatives to hedge our liabilities carries certain risks, including the risk that losses on a hedge position will reduce the cash available for distribution to stockholders and that these losses may exceed the amount invested in such instruments. A hedge may not be effective in eliminating all of the risks inherent in any particular position and could result in higher interest rates than we would otherwise have. In addition, there will be many market risks against which we may not be able to hedge effectively. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates, and our qualification as a REIT may limit our ability to effectively hedge our interest rate exposure. Our profitability may be adversely affected during any period as a result of the use of derivatives. Also, mark-to-market adjustments on our hedging transactions may require us to post additional collateral or make a cash deposit that reduces our available liquidity.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

        We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our reserves for credit losses prove inadequate we could suffer losses which would have a material adverse effect on our financial performance, the market price of our common stock and our ability to make distributions to our stockholders.

We are subject to the risk that provisions of our loan agreements may be unenforceable.

        Our rights and obligations with respect to our loans are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing our security interest in the underlying collateral. If this were to happen with respect to a material asset or group of assets we could be adversely affected.

We are subject to significant competition and we may not compete successfully.

        We have significant competition with respect to our acquisition and origination of assets with many other companies, including other mortgage REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot be certain that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Rapid changes in the values of our CMBS and other real estate related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the Investment Company Act.

        If the market value or income potential of our CMBS and other real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

If we fail to achieve adequate operating cash flow, our ability to make distributions will be adversely affected.

        As a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends. No assurance can be given as to our ability to pay distributions to our stockholders.

Terrorist attacks and other acts of violence or war may affect the market for our common stock, the industry in which we conduct our operations and our profitability.

        Terrorist attacks may harm our results of operations and the stockholder's investment. We cannot be certain that there will not be further terrorist attacks against the U.S. or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our asset-based securities or the securities markets in general. Losses resulting from these types of events are uninsurable.

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

We are required to make a number of judgments in applying accounting policies and different estimates and assumptions in the application of these policies could result in changes to our reporting of financial condition and results of operations.

        Material estimates that are particularly susceptible to significant change relate to the determination for loan losses, the effectiveness of derivatives and other hedging activities, the fair value of certain financial instruments (debt obligations, CMBS, loan assets, securities, derivatives, and privately held investments), CTL investments, deferred income tax assets or liabilities, share-based compensation, and accounting for acquisitions, including the fair value determinations and the analysis of goodwill impairment. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in material changes to our reports of financial condition and results of operations.

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

        Our business is highly dependent on communications and information systems, some of which are provided by third parties. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Risks Related to Our Investments

Some of our portfolio investments may be recorded at fair value as determined in good faith by the Manager and, as a result, there will be uncertainty as to the value of these investments.

        Changes in the market values of our investments in securities available for sale will be directly charged or credited to stockholders' equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of a security is other than temporary, such decline will reduce earnings. Any such charges may result in volatility in our reported earnings and may adversely affect the market price of our common stock. Some of our portfolio investments may be in the form of securities, including CMBS that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our Manager. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

A prolonged economic slowdown, a lengthy or severe recession, a reduction in liquidity, or declining real estate values could harm our operations.

        We believe the risk associated with our business is more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to recover the carrying value of the loan. A reduction in capital markets liquidity may cause difficulties for borrowers seeking to refinance existing loans at or prior to maturity, even in instances of satisfactory property cash flow and collateral value. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

We may be adversely affected by unfavorable economic changes in geographic areas where our properties are concentrated.

        Adverse conditions in the areas where our properties or the properties underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial or retail properties) may have an adverse effect on the value of our properties. A material decline in the demand or the ability of tenants to pay rent for office, industrial or retail space in these geographic areas may result in a material decline in our cash available for distribution.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.

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

        Some of our loans are participation interests in loans, or co-lender arrangements, in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of complete control.

        We may in the future enter into joint venture agreements that contain terms in favor of our partners that may have an adverse effect on the value of our investments in the joint ventures. For example, we may be entitled under a particular joint venture agreement to an economic share in the profits of the joint venture that is smaller than our ownership percentage in the joint venture, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner's interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which may have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations.

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

        There may be environmental problems associated with our properties which we were unaware of at the time of acquisition. The presence of hazardous substances may adversely affect an owner's ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make debt payments to us may be reduced. This, in turn, may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to stockholders.

        If the presence of hazardous substances on our properties may adversely affect our ability to sell an affected property and we may incur substantial remediation costs, thus harming our financial condition. In addition, although our leases, if any, will generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant's activities on the property, we nonetheless would be subject to strict liability by virtue of our ownership interest for environmental liabilities created by such tenants, and we cannot ensure the stockholders that any tenants we might have would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

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

        In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Prepayments can adversely affect the yields on our investments.

        The yield of our portfolio assets may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining interest rates, prepayments on mortgage at similar yields, and loans generally increase. If we are unable to invest the proceeds of such prepayments received, the yield on our portfolio will decline. In addition, we may acquire assets at a discount or premium and if the portfolio asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

The loans we invest in and the commercial mortgage loans underlying the CMBS we invest in are subject to risks of delinquency foreclosure, and loss.

        Commercial mortgage loans are secured by commercial or residential property and are subject to risks of delinquency and foreclosure. CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. These risks of loss are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to pay principal and interest on a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by a number of conditions beyond our control, including:

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

        We acquire or originate and may continue to acquire or originate in the future certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (for example, for investments rated by Moody's Investors Service, ratings lower than Baa3, and for Standard & Poor's, BBB- or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers' credit history, the properties' underlying cash flow or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

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

        We evaluate the collectibility of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. We can not be certain that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we actually collect, including amounts we would collect if we chose to sell these investments before their maturity. If we collect less than our estimates, we will record charges which could be material.

Bridge loans involve a greater risk of loss than traditional mortgage loans.

        We provide bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition or renovation of real estate. The borrower has usually identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

        In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may therefore be dependent on a borrower's ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and the price of our common stock may be adversely affected.

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

        We acquire subordinated loans and may invest in subordinated CMBS. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. In addition, certain of our loans may be subordinate to other debt of the borrower. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill periods") and control decisions made in bankruptcy proceedings relating to borrowers.

        In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the "first loss" subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. Likewise, we may not be able to recover some or all of our investment in certain subordinated loans in which we obtain interests. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, the securities in which we invest may effectively become the "first loss" position behind the more senior securities, which may result in significant losses to us.

        An economic downturn could increase the risk of loss on our investments in subordinated CMBS. The prices of lower credit-quality securities, such as the subordinated CMBS in which we may invest, are generally less sensitive to interest rate changes than more highly rated investments, but are more sensitive to adverse economic downturns or individual property developments. An economic downturn or a projection of an economic downturn could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying CMBS to make principal and interest payments may be impaired. In such event, existing credit support to a securitized structure may be insufficient to protect us against loss of our principal on these securities.

We may make investments in assets with lower credit quality, which will increase our risk of losses.

        Substantially all of our securities investments have explicit ratings assigned by at least one of the three leading nationally-recognized statistical rating agencies. However, we may invest in unrated securities, enter into net leases with unrated tenants or participate in unrated or distressed mortgage loans. An economic downturn, for example, could cause a decline in the price of lower credit quality investments and securities because the ability of the obligors of net leases and mortgages, including mortgages underlying CMBS, to make rent or principal and interest payments may be impaired. If this were to occur, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments and securities. We have not established and do not currently plan to establish any investment criteria to limit our exposure to these risks for future investments.

Our investments in debt securities are subject to specific risks relating to the particular issuer of the securities and to the general risks of investing in subordinated real estate securities.

        Our investments in debt securities involve special risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this filing. Our investments in debt are subject to the risks described above with respect to mortgage loans and CMBS and similar risks, including:

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

  •
  substantial market price volatility resulting from changes in prevailing interest rates or credit spreads;

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

        We own both assets secured by real estate and real estate directly. Real estate investments are subject to risks particular to real property.

  •
  acts of God, including earthquakes floods and other natural disasters, which may result in uninsured losses;

  •
  acts of war or terrorism, including the consequences of terrorist attacks;

  •
  adverse changes in national and local economic and market conditions, including the credit and securitization markets;

  •
  changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

  •
  the perceptions of prospective tenants of the attractiveness of the properties;

  •
  costs of remediation and liabilities associated with environmental conditions; and

  •
  the potential for uninsured or under-insured property losses.

        If any of these or similar events occur, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

Our real estate investments may be illiquid, which could restrict our ability to respond rapidly to changes in economic conditions.

        The real estate and real estate-related assets in which we invest are generally illiquid. In addition, the instruments that we purchase in connection with privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. A majority of the CMBS and debt instruments that we purchase are purchased in private, unregistered transactions. As a result, the majority of our investments in securities are subject to restrictions on resale or otherwise have no established trading market. As a result, our ability to sell under-performing assets in our portfolio or respond to changes in economic and other conditions may be relatively limited.

CTL investments may generate losses.

        The value of our investments and the income from our CTL investments may be significantly adversely affected by a number of factors, including:

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

We may not be able to relet or renew leases at the properties held by us on terms favorable to us.

        We are subject to risks that upon expiration or earlier termination of the leases for space located at our properties the space may not be relet or, if relet, the terms of the renewal or reletting (including the costs of required renovations or concessions to tenants) may be less favorable that current lease terms. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. If we are unable to relet or renew leases for all or substantially all of the spaces at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our stockholders.

Lease defaults or terminations or landlord-tenant disputes may adversely reduce our income from our net lease property portfolio.

        Lease defaults or terminations by one or more of our significant tenants may reduce our revenues unless a default in cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by the property. If this were to occur, it could adversely affect our results of operations.

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

Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business.

        Before investing in a company or making a loan to a borrower, we assess the strength and skills of such entity's management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

Risks Related to Our Organization and Structure

The concentration of our ownership may adversely affect the ability of investors to influence our policies.

        SL Green owns approximately 22% of the outstanding shares of our common stock. In addition, SL Green has the right to purchase up to 25% of the shares in any future offering of common stock. Accordingly, SL Green has significant influence over us. The ownership level of SL Green may discourage or prevent others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. This concentration of ownership may result in decisions affecting us that may not serve the best interest of all stockholders.

Maryland takeover statutes may prevent a change of control of our company, which could depress our stock price.

        Under Maryland law, certain "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or asset transfers or issuance or reclassification of equity securities. An interested stockholder is defined as:

  •
  any person who beneficially owns 10% or more of the voting power of the corporation's shares; or

  •
  an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

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

        After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

  •
  80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

  •
  two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or by the interested stockholder's affiliates or associates, voting together as a single group.

        The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

        We have opted out of these provisions of the Maryland General Corporation Law, or the MGCL, with respect to its business combination provisions and its control share provisions by resolution of our board of directors and a provision in our bylaws, respectively. However, in the future our board of directors may reverse its decision by resolution and elect to opt in to the MGCL's business combination provisions, or amend our bylaws and elect to opt in to the MGCL's control share provisions.

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

Our authorized but unissued preferred stock may prevent a change in our control which could be in the stockholders' best interests.

        Our charter authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock. Any such issuance could dilute our existing stockholders' interests. In addition, our board of directors may classify or reclassify any unissued shares of preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of preferred stock that could delay or prevent a transaction or a change in control that might be in the best interest of our stockholders.

Our staggered board of directors and other provisions of our charter and bylaws may prevent a change in our control.

        Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2008, 2009 and 2010. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might be in the best interest of our stockholders.

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

        The market value of our common stock is based primarily upon the market's perception of our growth potential and our current and potential future earnings and cash distributions. Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock. If our future earnings or cash dividends are less than expected, it is likely that the market price of our common stock will diminish.

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

        We intend to continue to make distributions to our stockholders to comply with the REIT distribution requirements and avoid corporate income tax and/or excise tax. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement or avoid corporate income or excise tax. We may own assets that generate mismatches between taxable income and available cash. These assets may include (a) securities that have been financed through financing structures which require some or all of available cash flows to be used to service borrowings, (b) loans or CMBS we hold that have been issued at a discount and require the accrual of taxable economic interest in advance of receipt in cash, and (c) distressed debt on which we may be required to accrue taxable interest income even though the borrower is unable to make current debt service payments in cash. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms or (c) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt to comply with REIT requirements.

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

        Further, amounts distributed will not be available to fund investment activities. We expect to fund our investments by raising equity capital and through borrowings from financial institutions and the debt capital markets. If we fail to obtain debt or equity capital in the future, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock.

Complying with REIT requirements may limit our ability to hedge effectively.

        The existing REIT provisions of the Internal Revenue Code may substantially limit our ability to hedge our operations. Except to the extent provided by Treasury regulations, any income from a hedging transaction we enter into in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as specified in Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test). To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to less than 5% of our annual gross income (determined without regard to gross income from qualified hedging transactions). As a result, we may have to limit our use of certain hedging techniques or implement those hedges through TRSs. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to satisfy the 75% or 95% limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause and not due to willful neglect, and we meet certain other technical requirements. Even if our failure was due to reasonable cause, we might incur a penalty tax.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our charter may inhibit market activity in our stock and may restrict our business combination opportunities.

        In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of the outstanding shares of our stock. Our board of directors may not grant such an exemption to any proposed transferee whose ownership of in excess of 9.8% of the value of our outstanding shares would result in the termination of our status as a REIT. Our board of directors has waived this provision in connection with SL Green's purchase of our shares. We have also granted waivers to two other purchasers in connection with their purchase of our shares in a previous private placement. These ownership limits could delay or prevent a transaction or a change in our control that might be in the best interest of our stockholders.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

        A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial for us.

        It may be possible to reduce the impact of the prohibited transaction tax by engaging in securitization transactions treated as sales through one or more of our TRSs, subject to certain limitations as described below. To the extent that we engage in such activities through one or more TRSs, the income associated with such activities may be subject to full corporate income tax.

The "taxable mortgage pool" rules may limit the manner in which we effect future securitizations and may subject us to U.S. federal income tax and increase the tax liability of our stockholders.

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

        Furthermore, we are taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool that is allocable to the percentage of our shares held by "disqualified organizations," which are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income. We expect that disqualified organizations will own our shares from time to time.

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

        A REIT may own up to 100% of the stock of one or more TRSs. A TRS generally may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

        Our TRSs, including GKK Trading Corp. and GIT Trading Corp., will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. We anticipate that the aggregate value of TRS securities owned by us will be less than 20% of the value of our total assets (including such TRS securities). Furthermore, we will monitor the value of our respective investments in our

TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of a REIT's assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm's-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 20% limitation discussed above or avoid application of the 100% excise tax discussed above.

Risks Related to Our Agreement and Plan of Merger with American Financial

The market price of our common stock and our earnings per share may decline as a result of the merger.

        The market price of our common stock may decline as a result of the merger if we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or stockholders, or if the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts or stockholders. In addition, either the failure to achieve expected benefits or unanticipated costs relating to the mergers could reduce our future earnings per share.

There may be unexpected delays in the consummation of the merger, which could impact our ability to timely achieve cost savings associated with the merger.

        The merger is expected to close on or about March 31, 2008. However, certain events may delay the consummation of the merger including satisfying the closing conditions to which the mergers are subject, and confirming the closings, acquisition financings, and certain property sales. There can be no assurance that these transactions will close timely.

If the merger does not occur, we may incur payment obligations to American Financial and our stock price may decline

        If the merger agreement is terminated under specified circumstances, we would be required to pay American Financial, an amount equal to $14.0 million. The merger is subject to customary conditions to closing. If any condition to the merger is not satisfied or, if permissible, waived, the merger will not be completed. In addition, we or American Financial may terminate the merger agreement in certain specified circumstances. If we do not complete the merger, the market price of our common shares may decline to the extent that the current market prices of those shares reflect a market assumption that the merger will be completed. Gramercy has diverted significant management resources in an effort to complete the merger and is subject to restrictions contained in the merger agreement on the conduct of its business. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.

If we are unable to successfully integrate the operations of American Financial, our business and earnings may be negatively affected.

        The merger with American Financial will involve the integration of companies that have previously operated independently. Successful integration of the operations of American Financial will depend primarily on our ability to consolidate operations, system procedures, and properties, and to eliminate redundancies and costs, and on our external manager's ability to integrate personnel. The merger will also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management's attention to the integration of the operations of American Financial. We cannot ensure that we will be able to integrate American Financial's operations without encountering difficulties, including, but not limited to, the loss of key employees, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings are projected to come from various areas that we have identified through the due diligence and integration planning process. If we have difficulties with any of these integrations, we might not achieve the economic benefits we expect to result from the merger, and this may hurt our business and earnings. In addition, we may experience greater than expected costs or difficulties relating to the integration of the business of American Financial and/or may not realize expected cost savings from the merger.

The market price of our common stock after the merger may be affected by factors different from those affecting our common stock currently.

        Our business and American Financial's business are different, and accordingly, the results of operations and the market price of our common stock may be affected by factors different from those currently affecting the results of operations and the market price of our common stock.

A significant portion of American Financial's properties are leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry after the completion of the merger.

        Upon the closing of the merger, we expect that a significant portion of our revenue will be derived from net leases to financial institutions. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate, including negative conditions caused by the recent disruptions in the financial markets. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks' loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base was more diversified.

The portfolio we will acquire in connection with the merger of American Financial includes certain tenants that represent a significant portion of the revenues generated by such portfolio and failure of these tenants to perform their obligations or renew their leases upon expiration may adversely affect our cash flow and ability to pay distributions to our stockholders.

        As of December 31, 2007, Bank of America, N.A. and Wachovia Bank, N.A. represented approximately 36% and 15%, respectively, of the rental income of American Financial's portfolio and occupied approximately 43% and 19%, respectively, of American Financial's total rentable square feet. We will acquire the leases with Bank of America, N.A. and Wachovia Bank, N.A. upon the closing of the merger. After the completion of the merger, we expect that Bank of America, N.A. and Wachovia Bank, N.A. will represent a significant portion of our portfolio's rental income and total rentable square feet. The default, financial distress or insolvency of Bank of America N.A. or Wachovia Bank, N.A., or the failure of any of these parties to renew their leases with us upon expiration, could cause interruptions in the receipt of lease revenue from these tenants and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale. We may be unable to lease the vacant property at a comparable lease rate or at all, which could have a material adverse impact on our operating results and financial condition as well as our ability to make distributions to our stockholders.

Rising operating expenses relating to the properties we will acquire in connection with the merger of American Financial could reduce our cash flow and funds available for future distributions.

        The properties we will acquire in connection with the merger of American Financial are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If the properties do not generate revenue sufficient to meet operating expenses, including debt service, tenant improvements, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover these expenses. This could harm our cash flow and ability to make distributions to our stockholders.

The use of our available liquidity to finance our acquisition of American Financial could affect our ability to make investments consistent with our investment objective.

        We will utilize a significant amount of our available liquidity to finance our acquisition of American Financial. In addition, we cannot be certain that sufficient funding or capital will be available to us after completion of the merger on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms after completion of the merger, we may not be able to finance our existing portfolio or new investments in a manner that will generate attractive, risk-adjusted returns. Our failure to accomplish this would materially and adversely affect us.

We will use a significant amount of short-term debt to finance our acquisition of American Financial, which may subject us to an increased risk of loss.

        We will use a significant amount of short-term debt to finance our acquisition of American Financial. Our ability to repay such debt at maturity may depend on our ability to refinance all or a portion of such debt. Our ability to refinance such debt will be affected by several factors, including the level of available interest rates at the time, the value of the related collateral and our equity in such collateral, our financial condition, the tax laws and general economic conditions at the time. A high interest rate environment may make it more difficult for us to accomplish a refinancing and may lead to default and foreclosure on certain of our assets.

Cautionary Note Regarding Forward-Looking Information

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as "may," "will," "should," "expect," "believe," "anticipate," "estimate," "intend," "plan," "project," "continue," or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

  •
  the availability, terms and deployment of short-term and long-term capital;

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

  •
  our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes and qualify for our exemption under the Investment Company Act, our operating partnership's ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

  •
  GKK Manager LLC remaining as our manager;

  •
  competition with other companies;

  •
  the continuing threat of terrorist attacks on the national, regional and local economies;

  •
  certain factors relating to our acquisition of American Financial including, but not limited to, the satisfaction of closing conditions to the transaction, the timing of the completion of the merger, the ability to integrate American Financial's business and to achieve expected synergies, operating efficiencies and other benefits, or within expected cost projections, and to preserve the goodwill of the acquired business, and the amount of expenses and other liabilities incurred or accrued between the date of the signing of the merger agreement and date of closing of the merger; and

  •
  other factors discussed under Item IA Risk Factors of this Annual Report on Form 10-K.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2007, we did not have any unresolved comments with the Staff of the SEC.

ITEM 2.    PROPERTIES

        Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. We can be contacted at (212) 297-1000. We maintain a website at www.gramercycapitalcorp.com.

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2007, we were not involved in any material litigation nor, to management's knowledge, is any material litigation threatened against us or our Manager.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On February 13, 2008, we held a special meeting of our stockholders for the purpose of approving the issuance of shares of our common stock in the merger with American Financial Realty Trust, or the Proposal. The total number of shares of common stock entitled to vote at the meeting was 34,842,244 shares, of which 27,768,617 shares, or 79.7%, were present in person or by proxy. 27,633,652 shares, or approximately 79.3%, voted for the Proposal, 102,525 shares, or approximately 0.3%, voted against the Proposal, and 32,440 shares, or approximately 0.1%, abstained from voting.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 2, 2004 under the symbol "GKK." On March 14, 2008, the reported closing sale price per share of common stock on the NYSE was $17.16 and there were approximately 47 holders of record of our common stock. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE since our initial public offering and the distributions paid by us with respect to the periods indicated.

	2007			2006
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$38.30	$28.61	$0.56	$31.15	$24.70	$0.50
June 30	$34.86	$27.10	$0.63	$27.10	$24.89	$0.51
September 30	$30.00	$20.03	$0.63	$27.40	$23.61	$0.51
December 31	$28.51	$20.03	$2.63	$26.80	$23.18	$0.56

        If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. We expect to continue our policy of generally distributing 100% of our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends" for additional information regarding our dividends.

        For the year ended December 31, 2007, we declared dividends of $2.45 per share, of which $2.00 represented distributions of taxable earnings and profits and $2.45 represented a capital gain distribution. All distributions for the year ended December 31, 2006 represented distributions of taxable earnings. We declared a quarterly dividend of $0.63 per share and a special one-time cash dividend of $2.00, both payable on January 15, 2008, for stockholders of record of our common stock on December 31, 2007. Pursuant to our merger agreement with American Financial, American Financial's shareholders will be entitled to additional merger consideration of $0.2419 per common share, which represents their pro-rata share of the special dividend.

        The following table summarizes information, as of December 31, 2007, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,428,169	$22.82	1,146,181
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,428,169	$22.82	1,146,181

(1)
Includes information related to our 2004 Equity Incentive Plan.

Sale of Unregistered Securities

        In December, 2004, we sold 5,500,000 shares of common stock, at a price of $17.27 per share, through a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. We subsequently registered the resale of these shares under the Securities Act in August 2005. A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 were sold to SL Green Operating Partnership, L.P., an affiliate of SL Green Realty Corp., pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the outstanding shares of our common stock. On December 31, 2004, 2,000,000 shares sold in the offering were issued. The remaining 3,500,000 shares were issued on January 3, 2005. The net proceeds from the offering (approximately $93.7 million) were used to fund additional investments, repay borrowings and for general corporate purposes. We did not use an underwriter; however, our Manager arranged the transaction and received a fee of $1.0 million.

        In November 2007, we sold, through a private placement pursuant to Section 4(2) of the Securities Act, 3,809,524 shares of our common stock at a price of $26.25 per share to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising gross proceeds of approximately $100 million. Subsequent to this private placement, SL Green Operating Partnership, L.P.'s ownership percentage was approximately 22% of the outstanding shares of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

Operating Data

(In thousands, except per share data)	For the Year ended December 31, 2007	For the Year ended December 31, 2006	For the Year ended December 31, 2005	For the Period April 12, 2004 (formation) through December 31, 2004
Total revenues	$327,285	$198,215	$88,085	$7,151
Interest expense	177,611	98,299	33,771	1,463
Management fees	22,671	16,668	9,600	1,965
Incentive fee	32,235	7,609	2,276	—
Depreciation and amortization	4,623	1,582	672	38
Marketing, general and administrative	13,557	11,957	6,976	1,358
Provision for possible loan losses	9,398	1,430	1,030	—

Total expenses	260,095	137,545	54,325	4,824

Income before equity in net income (loss) of unconsolidated joint ventures and provision for taxes	67,190	60,670	33,760	2,327
Equity in net income (loss) of unconsolidated joint ventures	3,513	(2,960)	(1,489)	—

Income before provision for taxes, gain on sale of unconsolidated joint venture interests and GKK formation costs	70,703	57,710	32,271	2,327
Gain from sale of unconsolidated joint venture interest	92,235	—	—	—
Provision for taxes	(1,341)	(1,808)	(900)	—
GKK formation costs	—	—	—	(275)

Net income	161,597	55,902	31,371	2,052
Preferred stock dividends	(6,567)	—	—	—

Net income available to common stockholders	$155,030	$55,902	$31,371	$2,052

Net income per common share—Basic	$5.54	$2.26	$1.57	$0.15

Net income per common share—Diluted	$5.28	$2.15	$1.51	$0.15

Cash dividends declared per common share	$4.45	$2.08	$1.495	$0.15

Basic weighted average common shares outstanding	27,968	24,722	20,027	13,348

Diluted weighted average common shares and common share equivalents outstanding	29,379	26,009	20,781	13,411

Balance Sheet Data

	Year Ended December 31,
(In thousands)	2007	2006	2005	2004
Loans and other lending investments, net	$2,441,747	$2,144,151	$1,163,745	$395,717
Commercial mortgage backed securities	791,983	—	—	10,898
Loans held for sale, net	194,998	42,733	42,000	—
Commercial real estate, net	184,121	99,821	51,173	—
Investment in unconsolidated joint ventures	49,440	57,567	58,040	—
Total assets	4,205,078	2,766,113	1,469,810	514,047
Collateralized debt obligations	2,735,145	1,714,250	810,500	—
Repurchase agreements	200,197	277,412	117,366	238,885
Credit facilities	—	15,000	—	—
Mortgage note payable	153,624	94,525	41,000	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	150,000	100,000	—
Total liabilities	3,456,343	2,305,453	1,097,406	245,088
Stockholders' equity	748,735	460,660	372,404	268,959

Other Data

(In thousands)	For the year ended December 31, 2007	For the year ended December 31, 2006	For the Year ended December 31, 2005	For the Period April 12, 2004 (formation) through December 31, 2004
Funds from operations(1)	$89,056	$64,027	$36,490	$2,052
Cash flows provided by operating activities	$59,574	$154,707	$2,160	$1,145
Cash flows used in investing activities	$(1,229,382)	$(1,149,526)	$(868,101)	$(407,056)
Cash flows provided by financing activities	$1,443,620	$943,557	$897,423	$444,805

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

        A reconciliation of FFO to net income computed in accordance with GAAP is provided under the heading of "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS (Amounts in Thousands, except for share and per share amounts)

Overview

        Gramercy Capital Corp. (the "Company" or "Gramercy") is a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, bridge loans, distressed debt, preferred equity, and net lease investments involving commercial properties throughout the United States. We have also established a real estate securities business that focuses on the acquisition trading and financing of commercial mortgage backed securities, or CMBS, and other real estate related securities. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders. We have in the past established, and may in the future establish, taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur federal, state and local taxes on the taxable income from their activities. Unless the context requires otherwise, all references to "we," "our" and "us" mean Gramercy Capital Corp.

        In each financing transaction we undertake, we seek to control as much of the capital structure as possible in order to be able to identify and retain that portion that provides the best risk-adjusted returns. This is generally achieved through the direct origination of whole loans, the ownership of which permits a wide variety of financing, syndication, and securitization executions to achieve excess returns. By providing a single source of financing for developers and sponsors, we streamline the lending process, provide greater certainty for borrowers, and retain the high yield debt instruments that we manufacture. By originating, rather than buying, whole loans, subordinate interests in whole loans, mezzanine debt and preferred equity, we strive to deliver superior returns to our stockholders.

        Since our inception, we have completed transactions in a variety of markets and secured by a variety of property types. Until recently, the market for commercial real estate debt exhibited high relative returns and significant inflows of capital. Commercial real estate debt has continued to demonstrate low rates of default in comparison with historical levels. However, this may change as the credit markets become increasingly illiquid, or as the economy slows. Consequently, the market for debt instruments had for several years until recently evidenced declining yields and more flexible credit standards and loan structures. In particular, "conduit" originators who packaged whole loans for resale to investors drove debt yields lower while maintaining substantial liquidity because of the then-strong demand for the resulting securities. Because of reduced profits in the most liquid sectors of the mortgage finance business, several large institutions began originating large bridge loans for the purpose of generating interest income, rather than the typical focus on trading profits. In response to those developments, we have focused on areas where we have comparative advantages rather than competing for product merely on the basis of yield or structure. This has particularly included whole loan origination in markets and transactions where we have an advantage due to (i) knowledge or relationships we have, (ii) knowledge or relationships of our largest stockholder, SL Green, and (iii) where we have an ability to better assess and manage risks over time. When considering investment opportunities in secondary market transactions in tranched debt, we often avoid first loss risk in larger transactions due to the high recent valuations of the underlying real estate relative to historic valuation levels. Because of the significant increase in the value of institutional quality assets relative to historic norms, we focus on positions in which a property sale or conventional refinancing at loan maturity would provide for a complete return of our investment.

        We have carefully managed our exposure to interest rate changes that could affect our liquidity. We generally match our assets and liabilities in terms of base interest rate (generally one-month

LIBOR) and, to the extent possible, expected duration. We have raised liabilities and equity in several different capital markets to improve the diversity of our funding sources, maintain liquidity, and achieve our match-funding objectives. We have been active in the equity and debt markets since 2004 to take advantage of cost effective sources of capital, maintain liquidity and attractively finance our business. We raised $95,000 of additional equity in December, 2004, and January, 2005, to reduce our outstanding indebtedness and maintain sufficient liquidity for our investment portfolio. In September, 2005, we sold 3,833,333 shares of common stock resulting in net proceeds of approximately $97,830, in May, 2006, we sold 3,000,000 shares of common stock resulting in net proceeds of approximately $80,000, and in September, 2007, we sold 4,825,000 shares of common stock for net proceeds of approximately $124,451. In April, 2007, we sold 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock, resulting in net proceeds of approximately $111,205. In November, 2007, we sold, through a private placement pursuant to Section 4(2) of the Securities Act, 3,809,524 shares of common stock at a price of $26.25 per share to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising proceeds of approximately $100,000. The proceeds of these offerings were used to fund loan acquisitions and originations, repay outstanding principal amounts under our repurchase facilities or unsecured revolving credit facilities, and for general corporate purposes. We have also sold a total of $150,000 of trust preferred securities in three $50,000 issuances in May and August, 2005, and January, 2006, through wholly-owned subsidiaries of our Operating Partnership with 30 year terms. The securities issued in May, 2005, bear interest at a fixed rate of 7.57% for the first ten years ending, the securities issued in August, 2005, bear interest at a fixed rate of 7.75% for the first ten years and the securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years. After the first ten years, the 2005 issuances bear interest at three-month LIBOR plus 300 basis points while the 2006 issuance bears interest at three-month LIBOR plus 270 basis points. The proceeds from the issuances of the trust preferred securities were used to fund existing and future investment opportunities. In July, 2005, we closed our first $1,000,000 CDO which extended the term of our liabilities and reduced our overall cost of funds with respect to debt investments financed by the CDO and previously financed by our repurchase agreements, to approximately 49 basis points over LIBOR, excluding transaction costs. Our second $1,000,000 CDO was closed in August, 2006, at a weighted average interest spread of approximately 37 basis points over LIBOR, excluding transaction costs. In August, 2007, we issued an additional $1,100,000 CDO with a combined weighted average rate of three-month LIBOR plus 0.46%. The proceeds of the CDOs were used to repay our repurchase facilities and to fund additional investment activities. In addition, we have an unsecured credit facility which was increased in June 2007 to $175,000 from $100,000 and its term was extended to June 2010. The facility is available for funding investments and general corporate purposes.

        On November 2, 2007, we entered into a definitive merger agreement to acquire American Financial Realty Trust (NYSE: AFR), or American Financial, for approximately $3.5 billion, including the assumption of certain of American Financial's outstanding indebtedness. American Financial is a self-administered, self-managed real estate investment trust that acquires properties from, and leases properties to, regulated financial institutions, and through its operating partnership and various affiliates, owns and manages its assets primarily under long-term triple net and bond net leases with banks. The merger agreement provides that we will acquire all of American Financial's common stock for per share consideration of $5.50 in cash and 0.12096 shares of our common stock. At closing of the merger, American Financial's shareholders will also be entitled to receive (i) the regular quarterly dividend declared and paid by us in respect of the first quarter of 2008, if any, and (ii) a portion of any special dividend declared by us before closing of the merger. The merger agreement also provides that if the net proceeds received on the sales of specified properties prior to closing exceed agreed levels, an additional cash payment of half of such excess amount, if any (but no more than $0.25 per share), will be made at closing to American Financial's shareholders. The sales process is subject to various uncertainties, and no assumption should be made of any such payment. Upon closing of the merger,

American Financial's shareholders are expected to own approximately 31% of Gramercy's outstanding shares.

        We expect to assume approximately $1.20 billion of American Financial's outstanding debt. We have also obtained a commitment letter from Goldman Sachs Mortgage Company, Citigroup Global Markets Realty Corp. and SL Green to provide debt financing for the cash component of the consideration in an amount of up to $850.0 million, subject to certain customary conditions. This commitment will terminate in the event that we do not complete our merger with American Financial on or prior to April 1, 2008. Further, in connection with the closing of the merger, we also expect to consummate various financings and close on the sale of various individual American Financial assets currently under contract. However there can be no assurance that any or all of these financing transactions will close.

        Our merger with American Financial will combine the existing operating platforms of American Financial with our own to create an integrated commercial real estate finance and operating company, and will transform us from primarily a specialty finance company into a $7.6 billion diversified real estate enterprise with complementary business lines consisting of commercial real estate finance and net lease property investments. Upon the closing of the merger, we expect to own approximately 27 million square feet of commercial real estate in 37 states to add to our current investment portfolio. The acquisition is expected to be completed on or about March 31, 2008, but is subject to customary closing conditions. The stockholders of both Gramercy and American Financial approved the merger on February 13, 2008.

        During 2007, the global capital markets experienced unprecedented volatility, resulting in dramatic changes in credit spreads, prices of financial assets, liquidity and the availability and cost of debt and equity capital. The impact has been most severe in the single-family residential real estate mortgage markets in the United States, but has more recently affected the commercial real estate debt markets in which we invest. In particular, subsequent to the issuance of our third CDO in August 2007, the commercial real estate securitizations markets have experienced severe declines in transaction activity, reductions in short-term and long-term liquidity, and widening credit spreads. We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our growing portfolio of commercial real estate loans and commercial mortgage backed securities. Currently, the new issue market for structured finance transactions including commercial real estate CDOs is dormant. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. These conditions have also adversely impacted the ability of commercial property owners to service their debt and refinance their loans as they mature. We believe our investing businesses will ultimately benefit from a market environment where assets are priced and structured more conservatively.

        As of December 31, 2007, we held loans, other lending investments and CMBS of $3,428,728, net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 397 basis points for our floating rate investments, and an average yield of 7.02% for our fixed rate investments. As of December 31, 2007, we also held interests in three credit tenant net lease investments, or CTL investments, two interests in fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

        The aggregate carrying values, allocated by product type and weighted average coupons of our loans, other lending investments and CMBS as of December 31, 2007 and December 31, 2006 were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2007	2006	2007	2006	2007	2006	2007	2006
Whole loans, floating rate	$1,594,338	$1,372,316	60%	63%	—	—	332 bps	327 bps
Whole loans, fixed rate	204,192	42,376	8%	2%	7.79%	11.69%	—	—
Subordinate interests in whole loans, floating rate	146,901	236,308	6%	11%	—	—	447 bps	445 bps
Subordinate interests in whole loans, fixed rate	61,890	48,769	2%	2%	8.78%	8.54%	—	—
Mezzanine loans, floating rate	413,813	226,675	16%	10%	—	—	607 bps	665 bps
Mezzanine loans, fixed rate	203,753	216,216	8%	10%	8.91%	9.92%	—	—
Preferred equity, fixed rate	11,858	44,224	—	2%	10.09%	10.68%	—	—

Subtotal/ Weighted average	$2,636,745	$2,186,884	100%	100%	8.45%	10.04%	395 bps	384 bps

Real Estate Securities, floating rate	23,817	—	3%	—	—	—	593 bps	—
Real Estate Securities, fixed rate	768,166	—	97%	—	6.13%	—	—	—

Subtotal/ Weighted average	791,983	—	100%	—	6.13%	—	593 bps	—

Total	$3,428,728	$2,186,884	100%	100%	7.02%	10.04%	397 bps	384 bps

(1)
Loans, other lending investments and CMBS are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales, unfunded commitments, reserves for possible loan losses, and other adjustments.

(2)
Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

        The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.

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

Variable Interest Entities

        Our ownership of the subordinated classes of CMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity, or QSPE, does not consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. FASB Statement of Financial Accounting Standards No. 140, or SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity's QSPE status can be affected in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

        We have analyzed the pooling and servicing agreements governing each of our controlling class CMBS investments and we believe that the terms of those agreements conform to industry standards and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE (discussed in the paragraph above), as well as varying and evolving interpretations of the QSPE criteria under SFAS 140. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE.

        At December 31, 2007, we owned securities of three controlling class CMBS trusts with a carrying value of $38,007. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. At December 31, 2007, our maximum exposure to loss as a result of our investment in these QSPEs totaled $38,007, which equals the book value of these investments as of December 31, 2007.

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

Commercial Mortgage Backed Securities

        We designate our CMBS investments pursuant to FASB Statement of Financial Accounting Standards No. 115, or SFAS 115, on the date of acquisition of the investment. Held to maturity investments are stated at cost plus the amortization of any premiums or discounts and any premiums or discounts are amortized through the consolidated statements of income using the level yield method. CMBS securities that we do not hold for the purpose of selling them in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders equity. Unrealized losses on securities that in the judgment of management are other than temporary are charged against earnings as a loss on the income statement. In November, 2007, subsequent to financing our CMBS investments in our CDOs, we redesignated all of our available for sale CMBS investments, with a book value of approximately $43.6 million, to held to maturity. As of December 31, 2007, the unrealized loss on the redesignated CMBS investments included in other comprehensive income was $5,575.

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

        In accordance with SFAS 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period of time over which we expect the values to recover to amortized cost, the investment is written down to its fair value, and this loss is realized and charged against earnings. The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. At December 31, 2007, we had no CMBS classified as available-for-sale.

        We evaluate our CMBS investments to determine if there has been an other than temporary impairment. Certain of our CMBS investments have an unrealized loss as the carrying value is in excess of the market value. These unrealized losses are primarily the result of market factors other than credit impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated due to actual prepayments and credit loss experience. All of our CMBS investments have been in a continuous loss position for less than 12 months. We believe the carrying value of the securities are fully recoverable over their expected holding period. We possess both the intent and the ability to hold the securities until we have recovered the amortized costs. Accordingly, we do not believe any of the securities are other than temporarily impaired. The unrealized loss on our CMBS continued subsequent to year end.

CTL Investments

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

        In accordance with FASB No. 141, or SFAS 141, "Business Combinations," we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above- below- and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investments in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46. In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to us. As of December 31, 2007 and 2006, we had investments of $49,440 and $57,567 in unconsolidated joint ventures, respectively.

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

        Income recognition on loans is generally suspended at the earlier of the date on which payments become 90 days past due or when, in the opinion of our Manager, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

        We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At December 31, 2007, we had one non-performing loan with a carrying value of $29,058. We believe there is adequate collateral and reserves to support the carrying value of the loan. There were no non-performing loans at December 31, 2006. We classify loans as sub-performing if they are not performing in accordance with their terms, in all material respects, but they do not qualify as non-performing loans. The specific facts and circumstances of these loans may cause them to ripen into non-performing loans should certain events occur. At December 31, 2007, one first mortgage loan with a carrying value of $10,403, and one 40% participation interest in a first mortgage loan with a carrying value of $22,000, were classified as sub-performing. There were no sub-performing loans at December 31, 2006.

        In some instances we may sell all or a portion of our investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," criteria is met, under which control of the asset that is sold is surrendered making it a "true sale," a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the years ended December 31, 2007, 2006 and 2005, we recognized $3,985, $5,349 and $10,474 in net gains from the sale of debt investments or commitments, respectively.

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

Reserve for Possible Loan Losses

        Specific valuation allowances are established for possible credit losses on loans in instances where it is deemed possible that we will be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. We consider the estimated value of the collateral securing the loan, and compare it to the carrying value of the loan. The estimated value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type, collateral location, quality of the sponsor, and other factors. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates. Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the carrying value at the balance sheet date.

        If upon completion of the valuation, the estimated value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. During the year ended December 31, 2007, we incurred a charge-off totaling $3,200 related to a defaulted loan which had a carrying value of $19,155 at December 31, 2007, and is recorded in other assets. There were no charge-offs for the year ended December 31, 2006. We maintained a reserve for possible loan losses of $8,658 against investments with a carrying value of $264,612 as of December 31, 2007, and a reserve for possible loan losses of $2,460 against investments with a carrying value of $131,427 as of December 31, 2006. There were no charge-offs for the year ended December 31, 2006.

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

	2007	2006
Dividend yield	7.9%	8.0%
Expected life of option	5.9 years	6.7 years
Risk-free interest rate	4.32%	4.14%
Expected stock price volatility	28.0%	21.0%

Incentive Distribution (Class B Limited Partner Interest)

        The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders. We incurred approximately $32,235, $7,609 and $2,276 with respect to such Class B limited partner interests for the years ended December 31, 2007, 2006 and 2005, respectively.

Derivative Instruments

        In the normal course of business, we use a variety of commonly used derivative instruments that are considered conventional or "plain vanilla" derivatives, including interest rate swaps, caps, collars and floors, to manage, or hedge, interest rate risk. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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

Results of Operations (Amounts in thousands)

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

  Revenues

	2007	2006	$ Change
Investment income	$297,712	$176,421	$121,291
Rental revenue, net	10,242	2,402	7,840
Gain on sales and other income	19,331	19,392	(61)

Total revenues	$327,285	$198,215	129,070

Equity in net income (loss) of unconsolidated joint ventures	$3,513	$(2,960)	$6,473

        Investment income is generated on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments. For the year ended December 31, 2007, $66,831 was earned on fixed rate investments while the remaining $230,881 was earned on floating rate investments. The increase over the prior year is due primarily to a significantly larger investment balance in 2007 versus 2006.

        Rental revenue of $10,242 in 2007 was earned on 292 Madison Avenue and our TIC interest in 55 Corporate Drive, which has been held as a proportionately consolidated property since its acquisition in June 2006. Following its acquisition, 55 Corporate Drive was being redeveloped. The property was accounted for as an operating property beginning in the three months ended

December 31, 2006. Rental revenue in 2007 includes the effect of adjustments for straight-line rent for 55 Corporate Drive and 292 Madison Avenue.

        Gains on sales and other income of $19,331 for the year ended December 31, 2007 is primarily attributable to $3,985 in net gains from the sale of loans and securities and a gain of $3,806 on the extinguishment of debt on two of our CDO bonds. The remaining balance is primarily composed of interest on restricted cash balances in our three CDOs (only two of which were in place during the same period of 2006) and other cash balances held by us. For the year ended December 31, 2006, other income of $19,392 was comprised primarily of $7,361 in gains recorded on the sale of loans and securities, and the gain on the sale of 75% of the security interests in the entity that owns 200 Franklin Square Drive of $4,530. The remaining balance is attributable to interest earned in restricted cash balances.

        The income on investments in unconsolidated joint ventures of $3,513 for the year ended December 31, 2007 represents our proportionate share of income generated by our joint venture interests including $4,802 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $8,315. The loss on investments in unconsolidated joint ventures of $2,960 for the year ended December 31, 2006 was generated primarily on our investment in One Madison Avenue in New York, New York. Our use of FFO as an important financial measure is discussed in more detail below. In August 2007 we sold our entire investment in the joint venture to SL Green for approximately $147.6 million and realized a gain of $92,235.

  Expenses

	2007	2006	$ Change
Interest expense	177,611	$98,299	$79,312
Management fees	22,671	16,668	6,003
Incentive fee	32,235	7,609	24,626
Depreciation and amortization	4,623	1,582	3,041
Marketing, general and administrative	13,557	11,957	1,600
Provision for loan loss	9,398	1,430	7,968
Provision for taxes	1,341	1,808	(467)

Total expenses	261,436	$139,353	$122,083

        Interest expense was $177,611 for the year ended December 31, 2007 compared to $98,299 for year ended December 31, 2006. Interest expense for the year ended December 31, 2007 consisted primarily of $123,669 of interest on the investment grade tranches of our three CDOs, (only two of which were in place during the same period in 2006), $22,909 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, $11,485 of expense on our three $50,000 issuances of trust preferred securities, $5,471 of interest on our unsecured revolving credit facility, $7,179 of interest on our mortgage debt, and the amortization of deferred financing costs related to our CDOs, repurchase facilities and unsecured revolving credit facility. The $98,299 of interest expense for the year ended December 31, 2006 consisted primarily of $64,445 of interest on the investment grade tranches of our two CDOs, $16,138 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, $11,086 of expense on our three $50,000 issuances of trust preferred securities.

        Management fees increased to $22,671 for the year ended December 31, 2007 compared to $16,668 for the same period in 2006 due primarily to an increase in our stockholder's equity as a result of the issuance of our preferred and common stock, on which base management fees are calculated. The remaining increase is attributed to $4,629 paid or payable to our Manager on investments in our three CDOs (only one of which was in place during the entire same period in 2006) in accordance with the CDO collateral management agreements in lieu of the 0.15% fee otherwise payable to SL Green

Operating Partnership, L.P. on those investments under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsource agreement and asset servicing agreement due to the increase in our investment balances, and the scheduled 3% annual increase in the fee payable under our outsource agreement.

        We recorded an incentive fee expense of $32,235 during the year ended December 31, 2007 in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). Approximately $18,994 of incentive fees for the year ended December 31, 2007 was related to the sale of our joint venture interest in One Madison Avenue to SL Green.

        The increase in marketing, general and administrative expenses to $13,557 for the year ended December 31, 2007 versus the same period in 2006 was due primarily to higher equity and equity-related compensation, which is, in most cases, directly linked to the performance of our company, and an increase in professional fees, insurance and general overhead costs.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

  Revenues

	2006	2005	$ Change
Investment income	$176,421	$73,302	$103,119
Rental revenue, net	2,402	1,219	1,183
Gain on sales and other income	19,392	13,564	5,828

Total revenues	$198,215	$88,085	$110,130

Equity in net loss of unconsolidated joint ventures	$(2,960)	$(1,489)	$(1,471)

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

        Management fees increased $7,068 for the year ended December 31, 2006 to $16,668 versus $9,600 for the same period in 2005 due primarily to an increase in our stockholder's equity as a result of additional issuances of common equity and the issuance of $150,000 of trust preferred securities, on which base management fees are calculated. The remaining increase is comprised of $2,868 paid or payable to our Manager on investments in our two CDOs (only one of which was in place during the same period in 2005) in accordance with the CDO collateral management agreements in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on those investments under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsource and servicing agreements due to the increase in our investment balances, and the scheduled 3% annual increase in the fee payable under our outsource agreement.

        We recorded an incentive fee expense of $7,609 during the year ended December 31, 2006 in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the amended and restated partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). This threshold was reached only during the last six months of 2005 resulting in a lower total expense for 2005.

        The increase in marketing, general and administrative expenses to $11,957 for the year ended December 31, 2006 versus the same period in 2005 was due primarily to higher equity and equity related compensation, including an accrual of $1,625 in December 2006, which is directly linked to the performance of our company, professional fees, insurance and general overhead costs, and a nonrecurring charge of $525 for third-party professional expenses in connection with a possible business combination involving the acquisition of a publicly-traded commercial real estate finance company with business lines considered by management to be highly complementary to ours. The decision to expense these costs was made once management concluded the proposed transaction was unlikely to occur on terms advantageous to us.

Liquidity and Capital Resources

        Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase facilities and unsecured revolving credit facility; 3) reinvestment proceeds from our existing CDOs; 4) other forms of financing, term debt financing, or additional securitizations including CMBS or possible future CDO offerings; 5) proceeds from common or preferred equity offerings, 6) issuances of trust preferred securities and, to a lesser extent, 7) the proceeds from principal payments on our investments, and 8) the sale or syndication of certain of our debt investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs. Due to recent conditions in the capital and credit markets, we do not anticipate having the ability in the near-term to access equity capital through the public markets or debt capital through new CDO issuances. Therefore, we will rely primarily on cash flows from operations, principal and interest payments on our investments, sales or syndications of loans, and other forms of secured or unsecured debt, or private equity, that may become available to us.

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

        Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Our inability to renew, replace or expand our sources of financing on substantially similar terms, may have an adverse effect on our business and results of operations. In addition, an event of default can be triggered under our repurchase facilities and our unsecured revolving credit facility if, among other things, the management agreement with the Manager is terminated. Depending on market conditions, our debt financing will generally be in the range of 70% to 80% of the carrying value of our total assets. Any indebtedness we incur will likely be subject to continuing covenants and we will likely be required to make continuing representations and warranties in connection with such debt. Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, our debt may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock. In addition, posting additional collateral to support our credit and repurchase facilities will reduce our liquidity and limit our ability to leverage our assets. At December 31, 2007, we had approximately $293 million of cash and cash equivalents available. We also had approximately $175 million available under our unsecured revolving credit facility. In addition, we have $2.7 billion of long-term financing in place through our commercial real estate CDOs which currently fund a significant portion of our existing portfolio of assets, and provide liquidity for reinvestment to the extent of principal repayments and subject to the CDO reinvestment conditions.

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

Cash Flows (Amounts in thousands)

  2007 Compared to 2006

        Net cash provided by operating activities decreased $95,133 to $59,574 for the year ended December 31, 2007 compared to cash provided of $154,707 for the year ended December 31, 2006. The decrease in net cash provided by operating activities is primarily attributable to the net difference between new investments in loans classified as held for sale and the proceeds from sale of loans, which were greater in 2006 as compared to 2007. Operating cash flow was generated primarily by interest income on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans and preferred equity interests and gains on loan sales. In addition, $177,414 of proceeds from the sales of loans was offset primarily by a $151,638 use of cash related to the origination of loans held for sale during the year ended December 31, 2007, whereas we realized proceeds of $175,050 from the sales of loans while originating $104,931 of loans that were held for sale during the year ended December 31, 2006.

        Net cash used in investing activities increased $79,856 to $1,229,382 for the year ended December 31, 2007 compared to $1,149,526 used during the year ended December 31, 2006. The primary reason for the additional use of cash is related to increased debt investment originations of $1,914,626 and $796,306 of CMBS investments, offset by higher principal collections on our debt investments of $1,201,423.

        Net cash provided by financing activities increased $500,063 to $1,443,620 for the year ended December 31, 2007 compared to $943,557 provided during the same period in 2006. This increase was due primarily to the issuance of $1,043,572 of CDOs during the year ended December 31, 2007 versus only $903,750 during the same period in 2006, $111,205 in proceeds from the issuance of preferred stock, and an increase of $196,314 in restricted cash during the year ended December 31, 2007 versus a decrease of $304,567 during the same period in 2006.

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

        Net cash provided by financing activities increased $46,240 to $943,557 for the year ended December 31, 2006 compared to $897,317 provided during the same period in 2005. This increase was due primarily to the issuance of $903,750 of CDOs during the year ended December 31, 2006 versus only $810,500 during the same period in 2005, net proceeds from our proportionate share of the mortgage payable of $94,525 on our TIC interest in 55 Corporate Drive and increased net proceeds from our repurchase facilities of $296,564, offset by lower proceeds from the sale of common stock of $77,057 and an increase in the dividend paid to our common stockholders of $25,545.

Capitalization

        Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2007, 34,850,577 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

Preferred Stock

        In April 2007, we issued 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock (including the underwriters' over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares receive annual dividends of $2.03125 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, we may at our option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205.

Common Stock

        As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations. As of December 31, 2007, 594,333 restricted shares had also been issued under our 2004 Equity Incentive Plan, or our Equity Incentive Plan. These shares have a vesting period of three to four years. The vested and unvested shares are currently entitled to receive distributions declared by us on our common stock.

        In December 2004, we sold 5,500,000 shares of our common stock, at a price of $17.27 per share, resulting in net proceeds of approximately $93,740 under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. We subsequently registered these shares for resale under the Securities Act in August 2005. A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the outstanding shares of our common stock. Of the 5,500,000 shares sold,

2,000,000 shares were settled on December 31, 2004 and the remaining 3,500,000 shares were settled on January 3, 2005.

        In September 2005, we sold 3,833,333 shares of our common stock, at a price of $25.80 per share, resulting in net proceeds of approximately $97,830. A total of 2,875,000 shares were sold through a public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in our outstanding shares of common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under one of our repurchase facilities and general corporate purposes.

        In May 2006, we sold 3,000,000 shares of our common stock, at a price of $26.75 per share, resulting in net proceeds of approximately $79,787. A total of 2,250,000 shares were sold through a public offering and an additional 750,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the outstanding shares of our common stock. After this offering, SL Green Operating Partnership, L.P. owned 6,418,333 shares of our common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under our repurchase facilities and general corporate purposes.

        In May 2007 our new $500,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC. This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants. We currently have $373.3 million available under the shelf.

        In September 2007, we sold 4,825,000 shares of common stock, at a public offering price of $26.25 per share, resulting in net proceeds of approximately $124.5 million. A total of 3,618,750 shares were sold through a public offering and an additional 1,206,250 shares were sold directly to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in our outstanding shares of common stock. After this offering, SL Green Operating Partnership, L.P. owned 7,624,583 shares of our common stock. Net proceeds were used to retire borrowings under the Company's unsecured facility and to create additional funding capacity for opportunistic investments.

        In November 2007, we sold, through a private placement pursuant to Section 4(2) of the Securities Act, 3,809,524 shares of common stock at a price of $26.25 per share to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising gross proceeds of approximately $100,000. Subsequent to this private placement, SL Green's ownership percentage was approximately 22% of the outstanding shares of our common stock.

Outperformance Plan

        In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a "performance pool" if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares. If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established. In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period. Each participant's award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved. Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established. The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with the Manager or SL Green. We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R). Compensation expense of $1,533, $1,174 and $1,174 was recorded for the years ended December 31, 2007, 2006 and 2005, respectively, related to the 2005 Outperformance Plan.

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

        As of December 31, 2007 and 2006, there were approximately 29,713 and 15,301 phantom stock units outstanding, respectively, of which 19,713 and 11,301 phantom stock units are vested as of December 31, 2007 and 2006, respectively.

Market Capitalization

        At December 31, 2007, our CDOs and borrowings under our repurchase facilities, unsecured revolving credit facility and mortgage loans (excluding our share of joint venture debt of $242 million) represented 76% of our consolidated market capitalization of $4.0 billion (based on a common stock price of $24.31 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2007). Market capitalization includes our consolidated debt, preferred and common stock.

Indebtedness

        The table below summarizes borrowings at December 31, 2007 and 2006, respectively, which currently include our Wachovia and Goldman repurchase facilities, KeyBank unsecured revolving credit facility, any proportionately consolidated mortgage debt or term loans, our CDOs and our subordinated debentures:

	December 31, 2007		December 31, 2006
Repurchase agreements	$200,197		$277,412
Credit facilities	—		15,000
Mortgage notes payable	153,624	(1)	94,525	(1)
Collateralized debt obligations	2,735,145		1,714,250
Junior subordinated debentures	150,000		150,000

Total	$3,238,966		$2,251,187

Cost of debt	LIBOR+0.81%		LIBOR+1.04%

    (1)
    We have a 49.75% interest in the entity that is the obligor under the $94,525 mortgage note and a 100% interest in the entity that is the obligor under the $59,099 mortgage note.

Repurchase Facilities

        We have two repurchase facilities with an aggregate of $900,000 of total debt capacity. In August 2004, we closed on a $250,000 repurchase facility with Wachovia. This facility was then increased to $350,000 in January 2005 and subsequently increased to $500,000 in April, 2005. In June, 2007, we modified the facility by further reducing the interest spreads. As a result of the modifications, the $500,000 facility bears interest at spreads of 0.65% to 2.50% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 60% to 95% based upon the collateral provided under a borrowing base calculation. In October, 2006, we extended the facility's maturity date until October 2009. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral or require partial repayment of advances under the facility (margin calls) if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $165,286 at a weighted average spread to LIBOR of 1.33% as of December 31, 2007, and no accrued interest and borrowings of $151,403 at a weighted average spread to LIBOR of 1.86% as of December 31, 2006.

        In January, 2005, we closed an additional repurchase facility with Goldman. In October 2006, we increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009. In June, 2007, we modified the facility by further reducing the interest spreads. As a result of the modifications, the facility bears interest at spreads of 1.00% to 1.50% over one-month LIBOR and, based on our expected investment activities, provides for advance rates that vary from 70% to 90% based upon the collateral provided under a borrowing base calculation. As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral or require partial repayment of advances under the facility (margin calls) if the estimated market value of the included investments declines. We had accrued interest of $189 and borrowings of $34,911 at a weighted average spread to LIBOR of 1.07% as of December 31, 2007, and accrued interest of $261 and borrowings of $126,009 at a weighted average spread to LIBOR of 1.51% under this facility at December 31, 2006.

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

Restrictive Covenants

        The terms of our repurchase facilities (together with any related guarantees) with Wachovia and Goldman include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $15,000, (c) require our fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require us to maintain minimum tangible net worth of not less than (i) $400,000, plus (ii) 75% of the net proceeds of our subsequent equity issuances following the date of the June 2007 amendments. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined therein) under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as our manager. As of December 31, 2007 and 2006, we were in compliance with all such covenants.

Unsecured Revolving Credit Facility

        In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option. The initial facility was supported by a negative pledge of an identified asset base (involving substitution rights) with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender had consent rights to the inclusion of assets in the borrowing base calculation. The facility bore interest at 1.90% over one-month LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over one-month LIBOR to the extent out leverage ratio is equal to or greater than 80%. In June 2007 the facility was increased to $175,000 and interest spreads on the facility were reduced. The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. We had no accrued interest and no borrowings as of December 31, 2007 and accrued interest of $75 and borrowings of $15,000 at a spread to LIBOR of 2.10% against this facility as of December 31, 2006.

        The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.50, (c) require our minimum interest coverage ratio to be at no time less than 1.70, (d) require us to maintain minimum tangible net worth of not less than $370,000 plus 75% of the net proceeds from equity offerings completed after the closing of the facility and (e) restrict the maximum amount of our total indebtedness. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our manager. As of December 31, 2007 and 2006, we were in compliance with all such covenants.

        In conjunction with the closing of the unsecured revolving credit facility with KeyBank, our $25,000 revolving credit facility with Wachovia was terminated.

Mortgage Loans

        We have two consolidated interest-only mortgage loans related to 55 Corporate Drive and 292 Madison Avenue. The mortgage loan that financed the acquisition of 55 Corporate Drive in June

2006 has an outstanding principal balance of $190,000, of which we have consolidated our ownership percentage of 49.75% or $94,525. This loan has an effective interest rate of 5.75% and a term of ten years. Interest on this mortgage was capitalized for a portion of the year ended December 31, 2006 as the property was undergoing redevelopment. Capitalized interest was $1,841 for the year ended December 31, 2006. The mortgage loan that financed the acquisition of 292 Madison Avenue in July 2007 has an outstanding balance of $59,099, with an effective interest rate of 6.17% and a term of ten years.

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

        In August 2007 we issued $1,100,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer and, together with the 2005 Issuer and the 2006 Issuer, the Issuers and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer and, together with the 2005 Co-Issuer and the 2006 Co-Issuer, the Co-Issuers. The CDO consists of $1,045,550 of investment grade notes, and, together with the 2005 Issuer and the 2006 Issuer, the Issuers, $22,000 of non-investment grade notes,. which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.45%. We incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

        We retained all non-investment grade securities, the preferred shares and the common shares in the Issuers and the Co-Issuers. The Issuers and the Co-Issuers holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments, and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of the Issuers are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments.

        In November 2007, we repurchased $17,750 of Class C notes and $5,000 of Class E notes in the 2006 Issuer at a dollar price of approximately $0.80 and $0.84, respectively. We recorded a net gain of $3,806 in connection with the repurchase of the Class C and Class E notes.

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

        All issuances of trust preferred securities require quarterly interest distributions; however, payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if our Operating Partnership exercises its right to defer such payments, which it may elect to do on more than one occasion. The trust preferred securities are redeemable, at the option of our Operating Partnership, in whole or in part, with no prepayment premium any time after June 30, 2010, October 30, 2010 or January 30, 2011 for the securities issued by GCTI, GCTII and GCTIII, respectively.

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

Contractual Obligations

        Combined aggregate principal maturities of our CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note related to our TIC interest in 55 Corporate Drive, mortgage note relating to 292 Madison Avenue, unsecured revolving credit facility, unfunded loan commitments and our obligations under our management agreement, outsource agreement, CDO collateral management agreements and operating lease as of December 31, 2007 are as follows (amounts in thousands):

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable(1)	Unsecured Revolving Credit Facility	Unfunded Loan(2) Commitments	Outsource and Management Agreements(3)	CDO Collateral Management Agreements	Operating Lease	Total
2008	$—	$—	$—	$—	$—	$163,817	$18,222	$5,139	$261	$187,439
2009	—	200,197	—	—	—	88,591	18,263	5,139	265	312,455
2010	—	—	—	—	—	45,311	—	4,205	283	49,799
2011	—	—	—	—	—	—	—	2,302	297	2,599
2012	—	—	—	—	—	—	—	555	302	857
Thereafter	2,735,145	—	150,000	153,624	—	—	—	—	752	3,039,521

Total	$2,735,145	$200,197	$150,000	$153,624	$—	$297,719	$36,485	$17,340	$2,160	$3,592,670

(1)
We have a 49.75% interest in the mortgage for $94,525 associated with 55 Corporate Drive and a 100% interest in the $59,099 note associated with 292 Madison Avenue.

(2)
Based on loan budgets and estimates.

(3)
Management fee is calculated as 1.75% of our gross stockholders equity (as defined in the amended and restated management agreement) on December 31, 2007, inclusive of the trust preferred securities issued on May 20, 2005, August 9, 2005 and January 27, 2006.

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

Related Party Transactions

        In connection with our initial public offering, we entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. We incurred expense to the Manager under this agreement of an aggregate of $13,135, $10,147 and $6,337 for the years ended December 31, 2007 and 2006 and 2005, respectively.

        To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. We incurred $32,235, $7,609 and $2,276 with respect to such Class B limited partner interests for the years ended December 31, 2007, 2006 and 2005.

        We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between our Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsource agreement currently provides for an annual fee payable by us, which fee is currently $1,366 per year, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the years ended December 31, 2007, 2006 and 2005, we realized expense of $1,343, $1,304 and $1,266, respectively, to our Manager under the outsource agreement. For the years ended December 31, 2007, 2006 and 2005, we realized expense of $3,564, $2,349 and $1,037, respectively, to our Manager under the asset servicing agreement.

        In connection with the closing of our first CDO in July 2005, the 2005 Issuer entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our Board of Directors has allocated to our Manager the subordinate collateral management fee paid on CDO notes not held by us. At December 31, 2007 and December 31, 2006 we owned all of the non-investment grade bonds, preferred equity and equity in each of our CDOs. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the years ended December 31, 2007, 2006 and 2005, we realized expense of $2,054, $2,065 and $944, respectively, to the Manager under such collateral management agreement.

        Except for the 2005 CDO, fees payable in connection with CDOs or other securitization vehicles are governed by the management agreement. Pursuant to that agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with us or our Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid us. For the year ended December 31, 2007 and 2006 we realized expense of $2,291 and $803, respectively, to our Manager under this agreement. With respect to the CDO which closed in August, 2007, we realized expense of $284 to our Manager.

        In April 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building. The joint venture, which was created to acquire, own and operate the South Building, was owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests are pari passu. Also in April 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC (CS) pursuant to a lease with a 15-year remaining term. In August 2007 we sold our entire investment in the joint venture to SL Green Realty Corp. for approximately $147.0 million and realized a gain of $92,235. In August 2007, an affiliate of SL Green loaned approximately $147.0 million to our Operating Partnership. This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of the sale of our 45% interest in One Madison Avenue. As a result of the sale of our interest in August 2007, the loan was repaid with interest on such date.

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

        Commencing in May 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten. For the years ended December 31, 2007, 2006 and 2005, we paid $235, $252, and $90 under this lease, respectively.

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

        In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full in May 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,389 and $90,049 as of December 31, 2007 and 2006, respectively.

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

        During the year ended December 31, 2006, we earned fees of $163 from SL Green representing SL Green's proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

        In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of December 31, 2007, our interest in the whole loan had a carrying value of $65,033. The investment in the mezzanine loan was repaid in full in September 2007.

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

        In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of December 31, 2007, the investment had a carrying value of $20,390. We recorded our pro rata share of net income of $3,105 for the year ended December 31, 2007.

        In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of December 31, 2007, the investment had a carrying value of $28,332. We recorded our pro rata share of net income of $2,480 for the year ended December 31, 2007.

        In July 2007, we acquired for $71,871 a 100% fee interest in the property located at 292 Madison Avenue, New York, New York, purchased from SL Green. We entered into a 70-year ground lease with an unaffiliated third party which simultaneously purchased from SL Green the Class B office building situated on the property. Our acquisition of the fee interest was financed with a $59,099 10-year fixed rate mortgage loan.

        In August 2007, we closed on the purchase from a financial institution of a $12,500 mezzanine loan on a substantially complete residential condominium project in the upper east side of Manhattan. The investment bears interest at the current pay rate of 11% over LIBOR, and a 19% look-back IRR at maturity. At closing, an affiliate of SL Green simultaneously acquired a $12,500 pari passu interest in the same tranche of the capital structure.

        In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter we, along with SL Green, sold our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of our interest in the loan back to SL Green. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches.

        In September 2007, our Manager earned a $1,000 collateral selection fee payable by Nomura International plc. We purchased $18,000 of par bonds of the same securities to which the collateral selection fee related and was earned. As part of the closing on the securities purchased, we collected and immediately remitted the fee due to our Manager.

        In November 2007, we acquired from a syndicate comprised of financial institutions a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%.

        In December 2007, we acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter we participated 50% of our interest in the loan to an affiliate of SL Green. The investment, which is secured by a retail property in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%.

        In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%.

        Bright Star Couriers LLC, or Bright Star, provides messenger services to us. Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman. The aggregate amount of fees paid by us for such services for the years ended December 31, 2007, 2006 and 2005 was $5, $7 and $3, respectively.

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

        Funds from Operations for the years ended December 31, 2007, 2006, and 2005 is as follows (amounts in thousands):

	For the Year ended December 31, 2007	For the Year ended December 31, 2006	For the Year ended December 31, 2005
Net income available to common stockholders	$155,030	$55,902	$31,371
Add:
Depreciation and amortization	12,572	6,143	3,448
FFO adjustment for unconsolidated joint ventures	4,802	7,753	4,804
Less:
Non real estate depreciation and amortization	(10,107)	(5,771)	(3,133)
Gain from sale of unconsolidated joint venture interests	(92,235)	—	—
Incentive fee attributable to gain on sale of unconsolidated joint venture interests	18,994	—	—

Funds from operations	$89,056	$64,027	$36,490

Cash flows provided by operating activities	$59,574	$154,707	$2,160
Cash flows used in investing activities	$(1,229,382)	$(1,149,526)	$(867,995)
Cash flows provided by financing activities	$1,443,620	$943,557	$897,317

Recently Issued Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, disclosure, and transition. This interpretation was effective January 1, 2007 for us. The adoption of FIN 48 did not have a material impact on our financial results for the year ended December 31, 2007.

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, or SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. We will adopt SFAS 159 as required.

        In June 2007, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position, or SOP, 07-01 "Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies", or SOP 07-1. SOP 07-1 clarifies the scope of accounting for investment companies and provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies, or the Guide. For those entities that are investment companies under SOP 07-1, the specialized industry accounting principles of the Guide (referred to as Investment Company accounting) should be retained by a parent company when it consolidates its interest in the investment company or by an equity method investor when it records its interest in the investment company. The SOP also provides for certain disclosure requirements for parent companies and equity method investors in investment companies that continue investment company accounting in the parent's consolidated financial statements or the financial statements of the equity method investor. The SOP was to be effective for fiscal years beginning on or after December 15, 2007; however in a meeting on October 17, 2007, the FASB voted to indefinitely defer the effective date and add to the FASB's technical agenda, consideration of amending certain provisions of the SOP. We maintain an exemption from the Investment Company Act of 1940, as amended, and are therefore not regulated as an investment company and as a REIT, the Company is not subject to the Guide. We continue to monitor the FASB's developments with respect to SOP 07-1.

        In February 2008, the FASB issued Staff Position No. 140-3, or FSP 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." FSP 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: 1) the purchase and corresponding financing are not contractually contingent; 2) the repurchase financing provides recourse; 3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and 4) the maturity of financial asset and repurchase are not conterminous. A linked transaction would require a determination under FAS 140 to conclude if the transaction meets the requirements for sale accounting.

If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. We currently present these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheets and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

        Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate, interest rate, liquidity and credit risks.

        During 2007, the global capital markets experienced unprecedented volatility, resulting in dramatic changes in credit spreads, prices of financial assets, liquidity and the availability and cost of debt and equity capital. The impact has been most severe in the single-family residential real estate mortgage markets in the United States, but has more recently affected the commercial real estate debt markets in which we invest. In particular, subsequent to the issuance of our third CDO in August 2007, the commercial real estate securitization markets have experienced severe declines in transaction activity, reductions in short-term and long-term liquidity, and widening credit spreads. We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our growing portfolio of commercial loans and CMBS investment portfolio. Overall, this environment has led to increased costs, reduced availability of efficient debt capital and reduced production volumes for us. Currently, the new issue market for structured finance transactions including commercial real estate CDOs is dormant. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. These conditions have also adversely impacted the ability of commercial property owners to service their debt and refinance their loans as they mature.

        We believe our businesses will ultimately benefit in the long run, from a market environment where assets are priced and structured more conservatively. In addition, our pending merger with American Financial will combine the existing operating platforms of American Financial with our own to create an integrated commercial real estate finance and operating company, and will transform us from primarily a specialty finance company into a $7.6 billion diversified real estate enterprise with complementary business lines consisting of commercial real estate finance and net lease property investments.

Real Estate Risk

        Commercial and multi-family property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of retail, industrial, office or other commercial or multi-family space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when a property's net operating income is sufficient to cover the property's debt service at the time a loan is made, there can be no assurance that this will continue in the future. We attempt to mitigate these risks through careful business selection, underwriting and credit approval processes and proactive asset management.

Interest Rate Risk

        Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the years ended December 31, 2007, 2006 and 2005 would have increased our interest cost by approximately $25.4 million, $14.1 million and $5.8 million, respectively, offset by an increase in our investment income of approximately $22.3 million, $15.2 million and $7.9 million, respectively.

        Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Furthermore, as most of our available financing provides for an ability of the lender to mark-to-market our assets and make margin calls based on a change in the value of our assets, financing fixed rate assets with this debt creates the risk that an increase in fixed rate benchmarks (such as "swap" yields) would decrease the value of our fixed rate assets. We have entered into certain swap transactions in anticipation of drawing upon our mark-to-market debt to hedge against this risk. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because we generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income will generally increase if LIBOR increases and decrease if LIBOR decreases, but this may not always be true in the future. Our exposure to interest rates will also be affected by our overall corporate leverage, which we generally target to be 70% to 80% of the carrying value of our assets, although our actual leverage may vary depending on our mix of assets.

        In the event of a significant rising interest rate environment and/or economic downturn, could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

        The aggregate carrying values, allocated by product type and weighted average coupons of our loans, other lending investments and CMBS as of December 31, 2007 and December 31, 2006 were as follows:

	Carrying Value(1) ($ in thousands)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2007	2006	2007	2006	2007	2006	2007	2006
Whole loans, floating rate	$1,594,338	$1,372,316	60%	63%	—	—	332 bps	327 bps
Whole loans, fixed rate	204,192	42,376	8%	2%	7.79%	11.69%	—	—
Subordinate interests in whole loans, floating rate	146,901	236,308	6%	11%	—	—	447 bps	445 bps
Subordinate interests in whole loans, fixed rate	61,890	48,769	2%	2%	8.78%	8.54%	—	—
Mezzanine loans, floating rate	413,813	226,675	16%	10%	—	—	607 bps	665 bps
Mezzanine loans, fixed rate	203,753	216,216	8%	10%	8.91%	9.92%	—	—
Preferred equity, fixed rate	11,858	44,224	—%	2%	10.09%	10.68%	—	—

Subtotal/ Weighted average	$2,636,745	$2,186,884	100%	100%	8.45%	10.04%	395 bps	384 bps

Real Estate Securities, floating rate	23,817	—	3%	—	—	—	593 bps	—
Real Estate Securities, fixed rate	768,166	—	97%	—	6.13%	—	—	—

Subtotal/ Weighted average	791,983	—	100%	—	6.13%	—	593 bps	—

Total	$3,428,728	$2,186,884	100%	100%	7.02%	10.04%	397 bps	384 bps

(1)
Loans, other lending investments and CMBS are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales, unfunded commitments, reserves for possible loan losses, and other adjustments.

(2)
Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

        The carrying value of our loans, other lending investments and CMBS is net of unamortized fees, discounts and other adjustments of $80,279 and $35,500 at December 31, 2007 and 2006, respectively, and unfunded commitments of $297,719 and $289,153 at December 31, 2007 and 2006, respectively.

        As of December 31, 2007, our loans, other lending investments and CMBS had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2008	30	$998,605	29%
2009	31	841,312	25%
2010	12	344,389	10%
2011	2	56,959	2%
2012	3	77,433	2%
Thereafter	27	1,110,030	32%

Total	105	$3,428,728	100%

Weighted average maturity(1)			4.01 years

(1)
The calculation of weighted average maturity is based upon the initial term of the investment and does not include option or extension periods, or the ability to prepay the investment after a negotiated lock-out period, any or all of which may be available to the borrower.

        Combined aggregate principal maturities of our consolidated CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive, mortgage note relating to 292 Madison Avenue and unsecured revolving credit facility as of December 31, 2007 are as follows:

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Notes Payable		Unsecured Revolving Credit Facility	Total
2008	$—	$—	$—	$—		$—	$—
2009	—	200,197	—	—		—	200,197
2010	—	—	—	—		—	—
2011	—	—	—	—		—	—
2012
Thereafter	2,735,145	—	150,000	153,624	(1)	—	3,038,769

Total	$2,735,145	$200,197	$150,000	$153,624		$—	$3,238,966

(1)
We have a 49.75% interest in the mortgage note for $94,525 and a 100% interest in the $59,099 note.

        The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2007. The notional value is an indication of the extent of our involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	$(47,143)
Interest Rate Swap	3 month LIBOR	347,909	5.408%	8/2007	5/2017	(21,036)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	(1,791)
Interest Rate Swap	1 month LIBOR	24,143	4.990%	1/2007	1/2017	(1,015)
Interest Rate Swap	1 month LIBOR	16,413	5.081%	5/2007	5/2017	(789)
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(516)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(105)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	7/2015	(59)
Interest Rate Swap	1 month LIBOR	$3,465	4.280%	7/2005	12/2009	$(41)

Total		$1,164,204				$(72,495)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Capital Corp.

        We have audited the accompanying consolidated balance sheets of Gramercy Capital Corp. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007, 2006, and 2005. Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2). These financial statements and schedule are the responsibility of Gramercy Capital Corp.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gramercy Capital Corp. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, Gramercy Capital Corp. adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gramercy Capital Corp.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Capital Corp.

        We have audited Gramercy Capital Corp.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gramercy Capital Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Gramercy Capital Corp.'s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Gramercy Capital Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gramercy Capital Corp. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007 of Gramercy Capital Corp. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 13, 2008

Gramercy Capital Corp.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2007	December 31, 2006
Assets:
Cash and cash equivalents	$293,126	$19,314
Restricted cash	135,957	354,283
Loans and other lending investments, net	2,441,747	2,144,151
Commercial mortgage backed securities	791,983	—
Investment in unconsolidated joint ventures	49,440	57,567
Loans held for sale, net	194,998	42,733
Commercial real estate, net	184,121	99,821
Accrued interest	24,177	12,092
Deferred financing costs	44,381	27,456
Deferred costs	2,271	1,271
Derivative instruments, at fair value	—	2,910
Other assets	42,877	4,515

Total assets	$4,205,078	$2,766,113

Liabilities and Stockholders' Equity:
Repurchase agreements	$200,197	$277,412
Credit facilities	—	15,000
Collateralized debt obligations	2,735,145	1,714,250
Mortgage notes payable	153,624	94,525
Management fees payable	2,852	2,093
Incentive fee payable	2,765	1,195
Dividends payable	93,992	14,419
Accounts payable and accrued expenses	35,188	24,750
Derivative instruments, at fair value	72,495	—
Other liabilities	10,085	11,809
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	150,000

Total liabilities	3,456,343	2,305,453

Commitments and contingencies	—	—
Stockholders' Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 34,850,577 and 27,878,391 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively.	34	26
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, 4,600,000 and 0 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively.	111,205	—
Additional paid-in-capital	685,958	453,766
Accumulated other comprehensive income	(65,658)	2,890
Retained earnings	17,196	3,978

Total stockholders' equity	748,735	460,660

Total liabilities and stockholders' equity	$4,205,078	$2,766,113

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues
Investment income	$297,712	$176,421	$73,302
Rental revenue, net	10,242	2,402	1,219
Gain on sales and other income	19,331	19,392	13,564

Total revenues	327,285	198,215	88,085

Expenses
Interest expense	177,611	98,299	33,771
Management fees	22,671	16,668	9,600
Incentive fee	32,235	7,609	2,276
Depreciation and amortization	4,623	1,582	672
Marketing, general and administrative	13,557	11,957	6,976
Provision for loan loss	9,398	1,430	1,030

Total expenses	260,095	137,545	54,325

Income before equity in net income (loss) of unconsolidated joint ventures and provision for taxes	67,190	60,670	33,760
Equity in net income (loss) of unconsolidated joint ventures	3,513	(2,960)	(1,489)

Income before provision for taxes and gain on sale of unconsolidated join venture interests	70,703	57,710	32,271
Gain from sale of unconsolidated joint venture interest	92,235	—	—
Provision for taxes	(1,341)	(1,808)	(900)

Net Income	$161,597	$55,902	$31,371
Preferred stock dividends	(6,567)	—	—

Net income available to common stockholders	$155,030	$55,902	$31,371

Basic earnings per share:
Net income available to common stockholders	$5.54	$2.26	$1.57

Diluted earnings per share:
Net income available to common stockholders	$5.28	$2.15	$1.51

Dividends per common share	$4.45	$2.08	$1.495

Basic weighted average common shares outstanding	27,968	24,722	20,027

Diluted weighted average common shares and common share equivalents outstanding	29,379	26,009	20,781

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statement of Stockholder's Equity
(Amounts in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income
			Series A Preferred Stock	Additional Paid- In-Capital		Retained Earnings		Comprehensive Income
	Shares	Par Value					Total
Balance at December 31, 2004	18,813	19	$—	$268,558	$282	$100	$268,959	$2,334
Net income						31,371	31,371	31,371
Net unrealized gain on derivative instruments					2,569		2,569	2,569
Net proceeds from common stock offerings	3,833	3		96,028			96,031
Stock-based compensation—fair value				1,798			1,798
Proceeds from stock option exercises	131	—		1,970			1,970
Deferred compensation plan, net	26	—		1,175			1,175
Cash distributions declared ($1.495 per common share of which none represented a return of capital for federal income tax purposes)						(31,469)	(31,469)

Balance at December 31, 2005	22,803	22		369,529	2,851	2	372,404	$33,940

Net income						55,902	55,902	$55,902
Net unrealized gain on derivative instruments					39		39	39
Net proceeds from common stock offerings	3,000	3		79,787			79,790
Stock-based compensation—fair value				2,259			2,259
Proceeds from stock option exercises	63	1		1,017			1,018
Deferred compensation plan, net	12	—		1,174			1,174
Cash distributions declared ($2.08 per common share of which none represented a return of capital for federal income tax purposes)						(51,926)	(51,926)

Balance at December 31, 2006	25,878	$26		$453,766	$2,890	$3,978	$460,660	$55,941

Net income						161,597	161,597	$161,597
Net unrealized loss on derivative instruments					(62,973)		(62,973)	(62,973)
Net unrealized gain/(loss) on securities previously available for sale					(5,575)		(5,575)	(5,575)
Net proceeds from common stock offering	8,635	8		224,175			224,183
Net proceeds from issuance of preferred stock			111,205				111,205
Stock-based compensation—fair value				1,059			1,059
Proceeds from stock option exercises	103	0		2,008			2,008
Deferred compensation plan, net	234	—		4,950			4,950
Cash distributions declared ($4.45 per common share of which none represented a return of capital for federal income tax purposes)						(148,379)	(148,379)

Balance at December 31, 2007	34,850	$34	$111,205	$685,958	$(65,658)	$17,196	$748,735	$93,049

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net income	$161,597	$55,902	$31,371
Adjustments to reconcile net income available to common stockholders to net cash provided by operating activities:
Depreciation and amortization	11,926	6,042	3,448
Amortization of discount, premium and other fees on investments	(25,821)	(12,956)	(1,810)
Deferred rents receivable	(8,757)	(1,488)	—
Equity in net income (loss) of unconsolidated joint ventures	(3,513)	2,960	1,489
Gain on sale of securities	—	(6,362)	—
Amortization of stock compensation	6,009	3,433	2,569
Provision for loan loss	9,398	1,430	1,030
Unrealized gain (loss) on derivative instruments	(435)	—	—
Net realized gain on loans held for sale and loan commitments	(4,018)	(4,713)	—
Net realized gain on sale of Joint Venture Investment	(92,235)	—	—
Gain from early extinguishment of debt	(3,806)	—	—
Changes in operating assets and liabilities:
New investments in loans held for sale	(151,638)	(104,931)	(182,431)
Proceeds from sale of loans held for sale	177,414	175,050	140,431
Accrued interest	(7,769)	(4,905)	(4,266)
Other assets	(18,864)	12,034	(1,364)
Management fees payable	759	764	913
Incentive fee payable	1,570	(42)	1,237
Settlement of derivative instruments	(460)	534	—
Accounts payable, accrued expenses and other liabilities	8,217	31,955	9,543

Net cash provided by operating activities	59,574	154,707	2,160

Investing Activities
New investment originations and funded commitments	(1,914,626)	(1,847,976)	(1,030,149)
Principal collections on investments	1,201,423	810,947	273,897
Proceeds from loan syndications	238,489	—	—
Proceeds from sale of Joint Venture Investment	146,665	—	—
Investment in commercial real estate	(76,292)	(113,644)	(50,616)
Proceeds from the sale of security interests in operating real estate	—	14,812	—
Investment in commercial mortgage backed securities	(796,306)	—	—
Investment in joint venture	(42,789)	75	(59,529)
Change in restricted cash from investing activities	18,640	(11,900)	—
Deferred investment costs	(4,586)	(1,840)	(1,704)

Net cash used in investing activities	(1,229,382)	(1,149,526)	(868,101)

Financing Activities
Proceeds from unsecured repurchase facilities	1,358,056	1,381,582	815,151
Repayments of unsecured repurchase facilities	(1,435,271)	(1,206,537)	(936,670)
Proceeds from credit facilities	129,000	—	—
Repayments of credit facilities	(144,000)	—	—
Proceeds from issuance of collateralized debt obligation	1,043,572	903,750	810,500
Repurchase of collateralized debt obligation	(18,944)	—	—
Proceeds from mortgage note payable	59,099	94,525	41,000
Change in restricted cash from financing activities	196,314	(304,567)	(50,935)
Settlement of derivative instruments	10,826	730	481
Proceeds from stock options exercised	2,008	1,018	1,970
Net proceeds from sale of preferred stock	111,205	—	—
Net proceeds from sale of common stock	224,183	79,790	156,848
Issuance of trust preferred securities	—	50,000	100,000
Deferred financing costs and other liabilities	(23,621)	(8,494)	(18,227)
Dividends paid on common stock	(64,576)	(48,240)	(22,695)
Dividends paid on preferred stock	(4,231)	—	—

Net cash provided by financing activities	1,443,620	943,557	897,423

Net increase (decrease) in cash and cash equivalents	273,812	(51,262)	31,482
Cash and cash equivalents at beginning of period	19,314	70,576	39,094

Cash and cash equivalents at end of period	$293,126	$19,314	$70,576

Non-cash activity
Change in investment in unconsolidated joint ventures	$—	$1,814	$—

Supplemental cash flow disclosures
Interest paid	$163,135	$80,956	$22,440

Income taxes paid	$869	$1,888	$828

The accompanying notes are an integral part of these financial statements.

1. Organization

        Gramercy Capital Corp. (the "Company" or "Gramercy") is a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, bridge loans, distressed debt, preferred equity, and net lease investments involving commercial properties throughout the United States. We have also established a CMBS business that focuses on the acquisition, trading and financing of commercial mortgage backed securities, or CMBS, and other real estate related securities. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken.

        Substantially all of the Company's operations are conducted through GKK Capital LP, a Delaware limited partnership, or our Operating Partnership. The Company, as the sole general partner of, and currently the holder of 100% of the common units of, the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership. Accordingly, we consolidate the accounts of our Operating Partnership.

        The Company is externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green. At December 31, 2007, SL Green owned approximately 22% of the outstanding shares of our common stock. We qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with our taxable year ending December 31, 2004 and expect to qualify for the current fiscal year. To maintain our tax status as a REIT, we plan to distribute at least 90% of our taxable income.

        As of December 31, 2007, the Company held loans, other lending investments and CMBS of $3,428,728 net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 397 basis points for our floating rate investments, and an average yield of 7.02% for our fixed rate investments. As of December 31, 2007, the Company also held interests in three credit tenant net lease investments, or CTL investments, two interests in fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include our accounts and those of our subsidiaries which are wholly-owned or controlled by us, or entities which are variable interest entities in which we are the primary beneficiaries under FASB Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity, or VIE, to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's anticipated losses and/or a majority of the expected returns. The Company has evaluated our investments for potential classification as variable interests by evaluating the sufficiency of the entities' equity investment at risk to absorb losses, and determined that the Company is not the primary beneficiary for any of its investments. Entities which we do not control and entities which are VIE's, but where we are not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

Variable Interest Entities

        The Company's ownership of the subordinated classes of CMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity ("QSPE") does not consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. FASB Statement No. 140, or

2. Significant Accounting Policies (Continued)

SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity's QSPE status can be affected in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent that the Company's CMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

        The Company has analyzed the pooling and servicing agreements governing each of our controlling class CMBS investments and the Company believes that the terms of those agreements conform to industry standards and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE (discussed in the paragraph above), as well as varying and evolving interpretations of the QSPE criteria under SFAS No. 140. Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE.

        At December 31, 2007, the Company owned securities of three controlling class CMBS trusts with a carrying value of $38,007. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. At December 31, 2007, our maximum exposure to loss as a result of our investment in these QSPEs totaled $38,007, which equals the book value of these investments as of December 31, 2007.

        The financing structures that the Company offers to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. Our management has evaluated these entities and has concluded that none of such entities are VIEs that are subject to the consolidation rules of FIN 46R.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash at December 31, 2007 consists of $130,633 on deposit with the trustee of our collateralized debt obligations, or CDOs, representing the proceeds of repayments from loans serving as collateral in our CDOs, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for our CDOs, which are remitted to the Company on a quarterly basis, and future funding obligations on certain investments. The remaining balance consists of interest reserves held on behalf of borrowers and $5,324 representing the Company's proportionate share of the reserves of 55 Corporate Drive.

Loans and Investments and Loans Held for Sale

        Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through

2. Significant Accounting Policies (Continued)

consultation with dealers or other originators of such investments. The Company may originate or acquire preferred equity interests that allow it to participate in a percentage of the underlying property's cash flows from operations and proceeds from a sale or refinancing. Should the Company make such a preferred equity investment, it must determine whether that investment should be accounted for as a loan, joint venture or as an interest in real estate.

        Specific valuation allowances are established for possible credit losses on loans based on the fair value of collateral on an individual loan basis. The fair value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.

        If upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. We maintained a reserve of $8,658 and $2,460 at December 31, 2007 and December 31, 2006, respectively. During the year ended December 31, 2007, charge-offs totaled $3,200. There were no charge-offs for the year ended December 31, 2006.

Commercial Mortgage Backed Securities

        The Company designates its CMBS investments pursuant to FASB Statement of Financial Accounting Standards No. 115, or FAS 115, on the date of acquisition of the investment. Held to maturity investments are stated at cost plus the amortization of any premiums or discounts and any premiums or discounts are amortized through the consolidated statements of income using the level yield method. CMBS securities that the Company does not hold for the purpose of selling them in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders equity. Unrealized losses on securities that in the judgment of management are other than temporary are charged against earnings as a loss on the income statement. In November 2007, subsequent to financing the Company's CMBS investments in its CDOs, the Company redesignated all of its available-for-sale CMBS investments with a book value of approximately $43.6 million to held to maturity. As of December 31, 2007, the unrealized loss on the redesignated CMBS investments included in other comprehensive income was $5,575.

        The Company accounts for CMBS (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote) under Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," or EITF 99-20. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less then the present value previously estimated, an other then temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting change against earnings and a new cost basis is established. The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income.

2. Significant Accounting Policies (Continued)

        The Company determines the fair value of CMBS based on the types of securities in which the Company has invested. For liquid, investment-grade securities, we consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments. For non-investment grade securities, we actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from our own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different presentations of value.

        In accordance with SFAS No. 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value, and this loss is realized and charged against earnings. The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

CTL Investments

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

        In accordance with FASB No. 141, or SFAS 141, "Business Combinations," the Company allocates the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases. The Company depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). The Company assesses fair value of the leases based on estimated

2. Significant Accounting Policies (Continued)

cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investments in Unconsolidated Joint Ventures

        The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but does not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46. In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to the Company. As of December 31, 2007 and 2006, we had investments of $49,440 and $57,567 in unconsolidated joint ventures, respectively.

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

        Income recognition on loans is generally suspended at the earlier of the date on which payments become 90 days past due or when, in the opinion of the Manager, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

        The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent; or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At December 31, 2007, the Company had one non-performing loan with a carrying value of $29,058. The Company believes there is adequate collateral and reserves to support the carrying value of the loan. There were no non-performing loans at December 31, 2006. The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, in all material respects, but they do not qualify as non-performing loans. The specific facts and circumstances of these loans may cause them to ripen into non-performing loans should certain events occur. At December 31, 2007, one first mortgage loan with a carrying value of $10,403, and one 40% participation interest in a first mortgage loan with a carrying value of $22,000, were classified as sub-performing. There were no sub-performing loans at December 31, 2006.

        In some instances the Company may sell all or a portion of its investments to a third party or to SL Green. To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," criteria is met, under which control of the asset that is sold is surrendered making it a "true sale," a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at

2. Significant Accounting Policies (Continued)

the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the years ended December 31, 2007, 2006 and 2005, the Company recognized $3,985, $5,349 and $10,474 in net gains from the sale of debt investments or commitments, respectively.

        Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in other assets on the accompanying balance sheets. The Company may establish, on a current basis, an allowance against this account for future potential tenant credit losses, which may occur. The balance reflected on the balance sheet will be net of such allowance.

        In addition to base rent, the tenants in the Company's CTL investments also pay all operating costs of owned property including real estate taxes.

Reserve for Possible Loan Losses

        Specific valuation allowances are established for possible credit losses on loans in instances where it is deemed possible that the Company will be unable to collect all amounts of principal and interest according to the contractual terms of the loan. The Company considers the estimated value of the collateral securing the loan, and compare it to the carrying value of the loan. The estimated value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type, collateral location, quality of the sponsor, and other factors. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates. Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ mateirally from the carrying value at the balance sheet date.

        If, upon completion of the valuation, the estimated value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. During the year ended December 31, 2007, the Company incurred a charge-off totaling $3,200 related to a defaulted loan, which has a carrying value of $19,155 at December 31, 2007, and is recorded in other assets. There were no charge-offs for the year ended December 31, 2006. The Company maintained a reserve for possible loan losses of $8,658 against investments with a carrying value of $264,612 as of December 31, 2007, and a reserve for possible loan losses of $2,460 against investments with a carrying value of $131,427 as of December 31, 2006. There were no charge-offs for the year ended December 31, 2006.

Deferred Costs

        Deferred costs consist of fees and direct costs incurred to originate new investments and are amortized using the effective yield method over the related term of the investment. Costs incurred in connection with the Company's merger agreement to acquire American Financial Realty Trust (NYSE: AFR), or American Financial, of $16,897 are included in other assets at December 31, 2007.

2. Significant Accounting Policies (Continued)

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

Stock Based Compensation Plans

        The Company has a stock-based compensation plan, described more fully in Note 14. The Company accounts for this plan using the fair value recognition provisions of FASB Statement 123(R), "Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation."

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

        Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation on a current basis over the benefit period.

        The fair value of each stock option granted is estimated on the date of grant for awards to co-leased employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2007 and 2006.

	2007		2006
Dividend yield	7.9%		8.0%
Expected life of option	5.9	years	6.7	years
Risk-free interest rate	4.32%		4.14%
Expected stock price volatility	28.0%		21.0%

Incentive Distribution (Class B Limited Partner Interest)

        The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO plus certain accounting gains (as defined in the partnership agreement of the Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the amended and

2. Significant Accounting Policies (Continued)

restated partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). The Company will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to our common unitholders in our Operating Partnership and to common stockholders. The Company incurred approximately $32,235, $7,609 and $2,276 with respect to such Class B limited partner interests for the years ended December 31, 2007, 2006 and 2005, respectively.

Derivative Instruments

        In the normal course of business, the Company uses a variety of commonly used derivative instruments that are considered conventional or "plain vanilla" derivatives, including interest rate swaps, caps, collars and floors, to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

        To determine the fair value of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

        In the normal course of business, the Company is exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to hedge the mark-to-market risk of our liabilities with respect to certain of our assets. The Company may also use derivatives to hedge variability in sales proceeds to be received upon the sale of loans held for sale.

        FASB No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB No. 149, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. If material, the ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

2. Significant Accounting Policies (Continued)

        The Company may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense or other income in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

        All hedges held by the Company are deemed to be effective in meeting the hedging objectives established by the Company's corporate policy governing interest rate risk management. The effect of the Company's derivative instruments on our financial statements is discussed more fully in Note 17.

Income Taxes

        The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with the taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to our stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on taxable income at regular corporate rates and the Company will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distributions to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner to qualify as a REIT for federal income tax purposes. The Company may, however, be subject to certain state and local taxes.

        Our taxable REIT subsidiaries, or TRSs, are subject to federal, state and local taxes.

Underwriting Commissions and Costs

        Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

Earnings Per Share

        The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. Gramercy places its cash investments in excess of insured amounts with high quality financial institutions. The Manager performs ongoing

2. Significant Accounting Policies (Continued)

analysis of credit risk concentrations in the Company's debt investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics. Six investments accounted for more than 21% of the total carrying value of our debt investments as of December 31, 2007 compared to four investments which accounted for more than 21% of the total carrying value of our debt investments as of December 31, 2006. Six investments accounted for approximately 21% of the revenue earned on our debt investments for the year ended December 31, 2007, compared to six investments which accounted for approximately 22% of the revenue earned on our debt investments for the year ended December 31, 2006 and three investments which accounted for approximately 25% of the revenue earned on our debt investments for the year ended December 31, 2005. The largest sponsor accounted for approximately 5% of the total carrying value of our debt investments as of December 31, 2007 compared to approximately 8% of the total carrying value of our debt investments as of December 31, 2006. The largest sponsor accounted for approximately 3% of the revenue earned on our debt investments for the year ended December 31, 2007, compared to approximately 5% of the revenue earned on our debt investments for the year ended December 31, 2006.

Recently Issued Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes." This interpretation, clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, disclosure, and transition. This interpretation was effective January 1, 2007 for the Company. The adoption of FIN 48 did not have a material impact on our financial results for the year ended December 31, 2007.

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of this standard on January 1, 2008 will not have a material effect on its financial position or results of operations. The Company does not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, or SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007. The Company will adopt SFAS 159 as required.

        In June 2007, the American Institute of Certified Public Accountants or AICPA issued Statement of Position ("SOP") 07-01 "Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" SOP 07-1. SOP 07-1 clarifies the scope of accounting for investment companies and provides guidance for determining whether an entity is within the scope of

2. Significant Accounting Policies (Continued)

the AICPA Audit and Accounting Guide for Investment Companies or the Guide. For those entities that are investment companies under SOP 07-1, the specialized industry accounting principles of the Guide (referred to as Investment Company accounting) should be retained by a parent company when it consolidates its interest in the investment company or by an equity method investor when it records its interest in the investment company. The SOP also provides for certain disclosure requirements for parent companies and equity method investors in investment companies that continue investment company accounting in the parent's consolidated financial statements or the financial statements of the equity method investor. The SOP was to be effective for fiscal years beginning on or after December 15, 2007; however in a meeting on October 17, 2007, the FASB voted to indefinitely defer the effective date and add to the FASB's technical agenda, consideration of amending certain provisions of the SOP. The Company maintains an exemption from the Investment Company Act of 1940, as amended, and is therefore not regulated as an investment company and as a REIT, the Company is not subject to the AICPA's Investment Company Accounting and Auditing Guide. The Company continues to monitor the FASB's developments with respect to SOP 07-1.

        In February 2008, the FASB issued Staff Position No. 140-3, or FSP 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." FSP 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: 1) the purchase and corresponding financing are not contractually contingent; 2) the repurchase financing provides recourse; 3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and 4) the maturity of financial asset and repurchase are not conterminous. A linked transaction would require a determination under FAS 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheets and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial position or results of operations.

3. Loans and Other Lending Investments

        The aggregate carrying values, allocated by product type and weighted average coupons of the Company's loans, other lending investments and CMBS as of December 31, 2007 and December 31, 2006 were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2007	2006	2007	2006	2007	2006	2007		2006
Whole loans, floating rate	$1,594,338	$1,372,316	60%	63%	—	—	332	bps	327	bps
Whole loans, fixed rate	204,192	42,376	8%	2%	7.79%	11.69%	—		—
Subordinate interests in whole loans, floating rate	146,901	236,308	6%	11%	—	—	447	bps	445	bps
Subordinate interests in whole loans, fixed rate	61,890	48,769	2%	2%	8.78%	8.54%	—		—
Mezzanine loans, floating rate	413,813	226,675	16%	10%	—	—	607	bps	665	bps
Mezzanine loans, fixed rate	203,753	216,216	8%	10%	8.91%	9.92%	—		—
Preferred equity, fixed rate	11,858	44,224	—	2%	10.09%	10.68%	—		—

Subtotal/ Weighted average	$2,636,745	$2,186,884	100%	100%	8.45%	10.04%	395	bps	384	bps

Real Estate Securities, floating rate	23,817	—	3%	—	—	—	593	bps	—
Real Estate Securities, fixed rate	768,166	—	97%	—	6.13%	—	—		—

Subtotal/ Weighted average	791,983	—	100%	—	6.13%	—	593	bps	—

Total	$3,428,728	$2,186,884	100%	100%	7.02%	10.04%	397	bps	384	bps

(1)
Loans, other lending investments and CMBS are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales, unfunded commitments, reserves for possible loan losses, and other adjustments.

(2)
Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

        The carrying value of the Company's loans, other lending investments and CMBS is net of unamortized fees, discounts, reserves for possible loan losses, and other adjustments of $80,279 and $35,500 at December 31, 2007 and 2006, respectively, and unfunded commitments of $297,719 and $289,153 at December 31, 2007 and 2006, respectively.

        As of December 31, 2007, the Company's loans, other lending investments and CMBS had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value	% of Total
2008	30	$998,605	29%
2009	31	841,312	25%
2010	12	344,389	10%
2011	2	56,959	2%
2012	3	77,433	2%
Thereafter	27	1,110,030	32%

Total	105	$3,428,728	100%

Weighted average maturity(1)	4.01 years

3. Loans and Other Lending Investments (Continued)

    The calculation of weighted average maturity is based upon the initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

        For the years ended December 31, 2007, 2006, and 2005 the Company's investment income from loans, other lending investments and CMBS was generated by the following investment types:

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006		For the Year Ended December 31, 2005
Investment Type	Investment Income	% of Total	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$171,798	58%	$107,074	60%	$30,331	41%
Subordinate interests in whole loans	23,852	8%	42,506	24%	29,630	41%
Mezzanine loans	78,254	26%	22,353	13%	10,356	14%
Preferred equity	3,139	1%	4,488	3%	1,574	2%
CMBS	20,669	7%	—	—	1,411	2%

Total	$297,712	100%	$176,421	100%	$73,302	100%

        At December 31, 2007 and December 31, 2006, the Company's loans and other lending investments, excluding CMBS, by form of investment are as follows:

	2007		2006
Form of investment	Carrying Value	% of Total	Carrying Value	% of Total
Whole loan	$1,798,530	68%	$1,414,692	65%
Subordinate	208,791	8%	285,078	13%
Mezzanine	617,566	23%	442,891	20%
Preferred equity	11,858	1%	44,222	2%

Total	$2,636,745	100%	2,183,883	100%

        At December 31, 2007 and December 31, 2006, the Company's loans and other lending investments, excluding CMBS, had the following geographic diversification:

	2007		2006
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$1,130,799	43%	$1,169,790	53%
West	714,045	27%	579,568	27%
South	405,410	15%	310,909	14%
Midwest	79,750	3%	41,894	2%
Southwest	103,217	4%	—	—
Mid-Atlantic	150,300	6%	—	—
Various	53,224	2%	84,723	4%

Total	$2,636,745	100%	$2,186,884	100%

3. Loans and Other Lending Investments (Continued)

        At December 31, 2007 and December 31, 2006, the Company's loans and other lending investments, excluding CMBS, by property type are as follows:

	2007		2006
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$970,362	37%	$825,232	38%
Hotel(1)	468,604	18%	329,446	15%
Multifamily	366,665	14%	263,829	12%
Retail	217,223	8%	212,341	10%
Land-commercial	200,445	7%	187,851	8%
Land-residential(2)	138,771	5%	152,548	7%
Condominium	126,771	5%	101,574	5%
Mixed-use	80,784	3%	—	—%
Industrial	50,730	2%	74,130	3%
Other	16,390	1%	39,933	2%

Total	$2,636,745	100%	$2,186,884	100%

(1)
Two first mortgage loans with an aggregate carrying value of $69,752 secured by hotel properties controlled by the same sponsor group were performing as of December 31, 2007. Subsequent to December 31, 2007, a non-monetary, technical event of default was triggered with respect to one of the loans, which automatically triggered a cross-default provision with the other loan. Both loans are currently subject to a forbearance agreement, and both properties are being operated by an independent, national hotel management company pursuant to a court order sought by the Company. Both loans are current with respect to interest.

(2)
All of the loans secured by residential land are secured by first mortgages or first deeds of trust, except for two mezzanine loans to the same sponsor with an aggregate carrying value of $59,500. These loans, which were performing as of December 31, 2007, were subsequently amended to waive certain defaults, permit the deferral of interest, and preclude the first mortgage lenders from exercising their rights and remedies (including acceleration and foreclosure) until April 2008. An initial proposal to recapitalize the borrower was recently rejected by the senior lenders. Absent a new recapitalization proposal acceptable to the first mortgage lenders, the Company expects these loans are likely to be classified as non-performing during the second quarter of 2008.

        The following is a summary of the Company's CMBS investments at December 31, 2007:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	6	$25,164	$23,817	—	(2,108)	$21,709
Fixed rate CMBS	53	796,578	768,166	793	(23,269)	745,690

Total	59	$821,742	$791,983	793	(25,377)	$767,399

3. Loans and Other Lending Investments (Continued)

        The following is a summary of the underlying credit rating of the Company's CMBS investments at December 31, 2007:

	Book Value	Percentage
AAA	$737,559	93%
AA	16,276	2
BBB-	11,781	1
BB+	7,401	1
BB	4,555	1
B+	4,634	1
B	3,975	—
B-	4,873	1
Not rated	929	—

Total	$791,983	100%

        For the year ended December 31, 2007, the Company recognized $3,985 in gains from the sale or syndication of loans and other lending investments totaling $181,586, of which $289 represents the recognition of unamortized discounts or fees at the time of sale. For the year ended December 31, 2006, the Company recognized $5,349 in gains from the sale or syndication of debt investments totaling $173,391, of which $313 represents the recognition of unamortized discounts or fees at the time of sale. For the year ended December 31, 2005, the Company recognized $10,474 in gains from the sale or syndication of debt investments totaling $182,035, of which $1,849 represented the recognition of unamortized discounts or fees at the time of sale.

        The Company recorded provisions for loan losses of $9,398, $1,430 and $1,038 for the years ended December 31, 2007, 2006, and 2005, These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience and collateral quality by individual asset or category of asset.

        During the year ended December 31, 2007, the Company incurred a charge-off totaling $3,200, relating to one defaulted loan which has a carrying value of $19,155 at December 31, 2007. There were no charge-offs for the year ended December 31, 2006.

        Changes in the reserve for possible loan losses were as follows:

Reserve for possible loan losses, December 31, 2005	$1,030
Additional provision for loan losses	1,430
Charge-offs	—

Reserve for possible loan losses, December 31, 2006	2,460
Additional provision for loan losses	9,398
Charge-offs	(3,200)

Reserve for possible loan losses, December 31, 2007	$8,658

        The Company evaluates CMBS investments to determine if there has been an other-than-
temporary impairment. Certain of the Company's CMBS investments have an unrealized loss as the carrying value is in excess of the market value. These unrealized losses are primarily the result of market factors other than credit impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated due to actual prepayments and credit

3. Loans and Other Lending Investments (Continued)

loss experience. The Company's CMBS investments have been in a continuous loss for less than 12 months. The Company believes the carrying value of the securities are fully recoverable over their expected holding period. The Company possesses both the intent and the ability to hold the securities until it has recovered the amortized costs. Accordingly, the Company does not believe any of the securities are other than temporarily impaired. The unrealized loss on our CMBS continued subsequent to year end.

        In connection with a preferred equity investment, which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which we have invested in the event of a borrower default under such loan. The loan matures in 2032. This guarantee is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its balance sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. The Company's maximum exposure under this guarantee is approximately $1,424 as of December 31, 2007. Under the terms of the guarantee, the investment sponsor is required to reimburse us for the entire amount paid under the guarantee until the guarantee expires.

4. Property Acquisitions

55 Corporate Drive

        In June 2006, the Company closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey, with a 0.25% interest to be acquired in the future. The property is comprised of three buildings totaling 670,000 square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan. The remaining 50% of the property is owned as a TIC interest by an affiliate of SL Green. Upon closing the acquisition of the property, the $90,000 whole loan previously held by the Company was repaid in full using proceeds from the new mortgage financing. The Company recorded its pro rata share of net income of the property of $30 and $275 for the years ended December 31, 2007 and 2006, respectively.

        The following is a schedule of our proportionate share of future minimum rent payments to be received under the lease at 55 Corporate Drive:

Rent Payments
2008	6,140
2009	7,996
2010	7,996
2011	8,107
2012	8,163
Thereafter	92,762

$131,164

292 Madison

        In July 2007, the Company acquired a 100% fee interest in the property located at 292 Madison Avenue, New York, NY, from an affiliate of SL Green for $71,871. The purchase contract was

4. Property Acquisitions (Continued)

negotiated directly between SL Green and the third party, and we took an assignment of the purchase contract at closing. The Company entered into a 70-year ground lease with the unaffiliated third party which negotiated the purchase contract with the third party then simultaneously purchased from SL Green, the Class B office building situated on the property. The Company's acquisition of the fee interest was financed with a $59,099 ten-year fixed rate mortgage loan. The Company recorded operating income on the property of $1,224 for the year ended December 31, 2007.

5. Disposition of Security Interests in Property

200 Franklin Square Drive

        On September 6, 2005, the Company closed on the acquisition of a 100% fee interest in 200 Franklin Square Drive, located in Somerset, New Jersey. The property is a 200,000 square foot building which is 100% net leased to Philips Holding USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021. The property was acquired for a purchase price of $50,250, excluding closing costs, and financed with a $41,000, 10-year, fixed-rate first mortgage loan.

        On March 31, 2006, following the conversion of the entity that owns 200 Franklin Square Drive into a Delaware statutory trust, or DST, we sold approximately 29.3% of our security interests in the DST to a third party. Subsequently, we sold an additional 45.7% of our security interests in the DST to the same party, reducing our final ownership interest to 25.0%. The Company received total cash consideration of $12,800 for these interests and the buyer assumed 75% of the DST's underlying mortgage debt. The disposition resulted in a net gain of $4,530, after transaction costs. As a result of the disposition, this investment is now classified as an investment in joint venture and accounted for using the equity method. As of December 31, 2007, the investment has a carrying value of $2,269. The Company recorded its pro rata share of net income of the joint venture of $118 and $109 for the years ended December 31, 2007 and 2006, respectively.

6. Investments in Unconsolidated Joint Ventures

South Building at One Madison Avenue, New York, New York

        In April 2005, the Company closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building. The joint venture was owned 45% by the Company's wholly-owned subsidiary and 55% by the Company's wholly-owned subsidiary of SL Green. The joint venture interests are pari passu. Also in April 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The first mortgage was non-recourse to the Company. The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term. We recorded our pro rata share of net losses of the joint venture of $759, $1,728, and $1,358 for the years ended December 31, 2007, 2006 and 2005, respectively. On July 2, 2007, the Company entered into an agreement to sell our entire investment in the One Madison Avenue joint venture to SL Green for approximately $147.0 million, subject to an external appraisal, which was to be approved by the board of directors of both parties. On August 1, 2007, an affiliate of SL Green loaned approximately $147.0 million to the Operating Partnership. This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of the sale of our 45% interest in One Madison Avenue. The sale transaction closed on August 17, 2007, at which time we realized a gain of $92,235 and simultaneously repaid the entire loan amount with interest due through such date.

6. Investments in Unconsolidated Joint Ventures (Continued)

101 S. Marengo Avenue, Pasadena, California

        On November 29, 2005, the Company closed on the purchase of a 50% interest in an office building in Pasadena, CA. The Company also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which is net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, Ten-year fixed-rate first mortgage loan. For the years ended December 31, 2007, 2006 and 2005, the Company recorded its pro rata share of net losses of the joint ventures of $1,431, $1,341 and $131, respectively.

2 Herald Square, New York, New York

        In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of December 31, 2007, the investment had a carrying value of $20,390. The Company recorded our pro rata share of net income of $3,105 for the year ended December 31, 2007.

885 Third Avenue, New York, New York

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of December 31, 2007, the investment had a carrying value of $28,332. The Company recorded its pro rata share of net income of $2,480 for the year ended December 31, 2007.

7. Junior Subordinated Debentures

        On January 27, 2006, the Company completed a third issuance of $50,000 in unsecured trust preferred securities through a separate newly formed DST, Gramercy Capital Trust III, or GCTIII, that is a wholly-owned subsidiary of the Operating Partnership. The securities bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter, the interest rate will float based on the three-month LIBOR plus 270 basis points.

        In May and August 2005, the Company completed issuances of $50,000 each in unsecured trust preferred securities through two DSTs, Gramercy Capital Trust I, or GCTI, and Gramercy Capital Trust II, or GCTII, that are also wholly-owned subsidiaries of the Operating Partnership. The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

        All issuances of trust preferred securities require quarterly interest distributions; however, payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if our Operating Partnership exercises its right to defer such payments, which it may elect to do on more than one occasion. The trust preferred securities are redeemable, at the option of our

7. Junior Subordinated Debentures (Continued)

Operating Partnership, in whole or in part, with no prepayment premium any time after June 30, 2010, October 30, 2010 or January 30, 2011 for the securities issued by GCTI, GCTII and GCTIII, respectively.

        GCTI, GCTII and GCTIII each issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of those entities to our Operating Partnership for a total purchase price of $4,650. GCTI, GCTII and GCTIII used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Operating Partnership's junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of our financial obligations. The Company realized net proceeds from each offering of approximately $48,956.

        The Company's interests in GCTI, GCTII and GCTIII are accounted for using the equity method and the assets and liabilities of those entities are not consolidated into its financial statements. Interest on the junior subordinated notes is included in interest expense on the Company's consolidated income statements while the value of the junior subordinated notes, net of its investment in the trusts that issued the securities, are presented as a separate item in our consolidated balance sheet.

8. Collateralized Debt Obligations

        During 2005, the Company issued approximately $1,000,000 of CDOs through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. The CDO consists of $810,500 of investment grade notes, $84,500 of non-investment grade notes, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $105,000 of preferred shares, which were issued by the 2005 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. The Company incurred approximately $11,957 of costs related to Gramercy Real Estate CDO 2005-1, which are amortized on a level- yield basis over the average life of the CDO.

        On August 24, 2006, the Company issued an additional approximately $1,000,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO consists of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. The Company incurred approximately $11,273 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level yield basis over the average life of the CDO.

        In August 2007, the Company issued $1,100,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer, and together with the 2005 Issuer and the 2006 Issuer, the Issuers, and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer, and together with the 2005 Co-Issuer and the 2006 Co-Issuer, the Co-Issuers. The CDO consists of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.46%. The Company incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

8. Collateralized Debt Obligations (Continued)

        The Company retained all non-investment grade securities, the preferred shares and the common shares in the Issuers and Co-Issuer. The Issuers and the Co-Issuers holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments, and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of the Issuers are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay outstanding debt under our repurchase agreements and to fund additional investments.

        In November 2007, the Company repurchased $17,750 of Class C notes and $5,000 of Class E notes in the 2006 Issuer at a dollar price of approximately $0.80 and $0.84, respectively. The Company recorded a net gain of $3,806 in connection with the repurchase of the class C and class E notes.

9. Debt Obligations

Repurchase Facilities

        The Company has two repurchase facilities, one with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, and one with Goldman Sachs Mortgage Company, or Goldman.

        The repurchase facility with Wachovia is a $500,000 facility. This facility was initially established as a $250,000 facility, was increased to $350,000 from $250,000 effective January, 2005, and was subsequently increased to $500,000 effective April, 2005. In June, 2007, the Company modified the facility by further reducing the credit spreads. As a result of the modifications, the $500,000 facility bears interest at spreads of 0.65% to 2.50% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 60% to 95% based upon the collateral provided under a borrowing base calculation. In October, 2006, the Company extended the facility's maturity date until October 2009. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. The aggregate reduction in availability that would otherwise be available against investments pledged against the facility at December 31, 2007 was $5,782. The Company had no accrued interest and borrowings of $165,286 at a weighted average spread to LIBOR of 1.33% as of December 31, 2007, and accrued interest and borrowings of $151,403 at a weighted average spread to LIBOR of 1.86% as of December 31, 2006.

        Borrowings under the Wachovia facility at December 31, 2007 and December 31, 2006 were secured by the following investments:

	Carrying Value
Investment Type	2007	2006
Whole loans	$276,869	$117,328
Subordinate interests in whole loans	—	—
Mezzanine loans	148,164	139,680
Preferred equity	—	14,955

Total	$425,033	$271,963

9. Debt Obligations (Continued)

        The Company also has a repurchase facility with Goldman. In October, 2006 the Company increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009. In June, 2007, it modified the facility by further reducing the credit spreads. As a result of the modifications, the facility bears interest at spreads of 1.00% to 1.50% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 70% to 90% based upon the collateral provided under a borrowing base calculation. As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. The aggregate reduction in availability that would otherwise be available against investments pledged against the facility at December 31, 2007 was $592. The Company had accrued interest of $189 and borrowings of $34,911 at a weighted average spread to LIBOR of 1.07% as of December 31, 2007, and accrued interest of $261 and borrowings of $126,009 at a weighted average spread to LIBOR of 1.51% under this facility at December 31, 2006.

        Borrowings under the Goldman facility at December 31, 2007 and December 31, 2006 were secured by the following investments:

	Carrying Value
Investment Type	2007	2006
Whole loans	$151,679	$97,795
Mezzanine loans	—	71,798

Total	$151,679	$169,593

        The terms of the Company's repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $15,000, (c) require our fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require the Company's minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require the Company to maintain minimum tangible net worth of not less than (i) $400,000, plus (ii) 75% of the net proceeds of our subsequent equity issuances following the date of the June 2007 amendments. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined therein) under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on the Company's repurchase facilities if, among other things, GKK Manager LLC is terminated as the Manager. As of December 31, 2007 and 2006, the Company was in compliance with all such covenants.

        The repurchase facilities require that the Company pay down borrowings under these facilities as principal payments on the loans and investments pledged to these facilities are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, subordinate interests in whole loans, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by the Company.

Unsecured Revolving Credit Facility

        In May 2006, the Company closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option. The initial facility was supported by a negative pledge of an identified asset base

9. Debt Obligations (Continued)

(involving substitution rights) with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also had consent rights to the inclusion of assets in the borrowing base calculation. The facility bore interest at 1.90% over one-month LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over one-month LIBOR to the extent out leverage ratio is equal to or greater than 80%. In June 2007 the facility was increased to $175,000 and interest spreads on the facility were reduced. The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. The Company had no accrued interest and no borrowings as of December 31, 2007 and accrued interest of $75 and borrowings of $15,000 at a spread to LIBOR of 2.10% against this facility as of December 31, 2006.

        The terms of the unsecured revolving credit facility include covenants that (a) limit the Company's maximum total indebtedness to no more than 85% of total assets, (b) require the Company's fixed charge coverage ratio to be at no time less than 1.50, (c) require the Company's minimum interest coverage ratio to be at no time less than 1.70, (d) require the Company to maintain minimum tangible net worth of not less than $370,000 plus 75% of the net proceeds from equity offerings completed after the closing of the facility and (e) restrict the maximum amount of the Company's total indebtedness. The covenants also restrict the Company from making distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT), except that the Company may in any case pay distributions necessary to maintain REIT qualification. An event of default can be triggered on the unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as the Manager. As of December 31, 2007 and 2006, the Company was in compliance with all such covenants.

        In conjunction with the closing of the unsecured revolving credit facility with KeyBank, our $25,000 revolving credit facility with Wachovia was terminated.

Mortgage Loan

        The Company has two consolidated interest-only mortgage loans related to 55 Corporate Drive and 292 Madison Avenue. The mortgage loan that financed the acquisition of 55 Corporate Drive in June 2006 has an outstanding principal balance of $190,000, of which we have consolidated our ownership percentage of 49.75% or $94,525. This loan has an effective interest rate of 5.75% and a term of ten years. Interest on this mortgage was capitalized for a portion of the year ended December 31, 2006 as the property was redeveloped. Capitalized interest was $1,841 for the year ended December 31, 2006. The mortgage loan that financed the acquisition of 292 Madison Avenue in July 2007 has an outstanding balance of $59,099, with an effective interest rate of 6.17% and a term of ten years.

        Combined aggregate principal maturities of the Company's consolidated CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note payable related to its

9. Debt Obligations (Continued)

TIC interest in 55 Corporate Drive, mortgage not related to 292 Madison Avenue, and unsecured revolving credit facility as of December 31, 2007 are as follows:

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable		Unsecured Revolving Credit Facility	Total
2008	$—	$—	$—	$—		$—	$—
2009	—	200,197	—	—		—	200,197
2010	—	—	—	—		—	—
2011	—	—	—	—		—	—
2012
Thereafter	2,735,145	—	150,000	153,624	(1)	—	3,038,769

Total	$2,735,145	$200,197	$150,000	$153,624		$—	$3,238,966

(1)
The Company has a 49.75% interest in the mortgage note for $94,525 and a 100% interest in the $59,099 note.

10. Operating Partnership Agreement / Manager

        At December 31, 2007, the Company owned all of the Class A limited partnership interests in our Operating Partnership. At December 31, 2007, the majority of the Class B limited partnership interests were owned by the Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are our executive officers, certain of which interests are subject to performance thresholds.

        At December 31, 2007, the majority of the interests in the Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are our executive officers, certain of which interests are subject to performance thresholds.

11. Related Party Transactions

        In connection with the Company's initial public offering, it entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. The Company pays the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. The Company incurred expense to the Manager under this agreement of an aggregate of $13,135, $10,147 and $6,337 for the years ended December 31, 2007 and 2006 and 2005, respectively.

        To provide an incentive to enhance the value of the Company's common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of the Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). The Company will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance

11. Related Party Transactions (Continued)

with the partnership agreement. We incurred $32,235, $7,609 and $2,276 with respect to such Class B limited partner interests for the years ended December 31, 2007, 2006 and 2005.

        The Company is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between the Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by the Company of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by the Company. The outsource agreement currently provides for an annual fee payable by the Company, which fee is currently $1,366 per year, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the years ended December 31, 2007, 2006 and 2005, the Company realized expense of $1,343, $1,304 and $1,266, respectively, to the Manager under the outsource agreement. For the years ended December 31, 2007, 2006 and 2005, the Company realized expense of $3,564, $2,349 and $1,037, respectively, to the Manager under the asset servicing agreement.

        In connection with the closing of our first CDO in July 2005, the 2005 Issuer entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our Board of Directors has allocated to the Manager the subordinate collateral management fee paid on CDO notes not held by the Company. At December 31, 2007 and December 31, 2006 the Company owned all of the non-investment grade bonds, preferred equity and equity in each of the Company's three CDOs. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to the Company. For the years ended December 31, 2007, 2006 and 2005, the Company realized expense of $2,054, $2,065 and $944, respectively, to the Manager under such collateral management agreement.

        Except for the 2005 CDO, fees payable in connection with CDOs or other securitization vehicles are governed by the amended and restated management agreement. Pursuant to that agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with the Company

11. Related Party Transactions (Continued)

or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to the Company. For the year ended December 31, 2007 and 2006 the Company realized expense of $2,291 and $803, respectively, to the Manager under this agreement. With respect to the CDO which closed in August, 2007, the Company realized expense of $284 to the Manger.

        In April 2005, the Company closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building. The joint venture, which was created to acquire, own and operate the South Building, was owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests are pari passu. Also in April 2005, the joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC ("CS") pursuant to a lease with a 15-year remaining term. In August 2007 we sold our entire investment in the joint venture to SL Green Realty Corp. for approximately $147.0 million and realized a gain of $92,235. In August 2007, an affiliate of SL Green loaned approximately $147.0 million to the Operating Partnership. This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of the sale of our 45% interest in One Madison Avenue. As a result of the sale of the Company's interest in August 2007, the loan was repaid with interest on such date.

        In June 2006, the Company closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future. The remaining 50% of the property is owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P. The property is comprised of three buildings totaling approximately six hundred and seventy thousand square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.

        Commencing in May 2005 the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for the Company's corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per

11. Related Party Transactions (Continued)

annum in year ten. For the years ended December 31, 2007, 2006 and 2005, we paid $235, $252, and $90 under this lease, respectively.

        In July 2005, the Company closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The Company has determined that the yield on our mezzanine loan after giving effect to the interest-only participation retained by the seller is at market. The mezzanine loan is secured by the equity interests in an office property in New York, New York.

        In February 2006, the Company closed on the purchase of a $90,000 whole loan, which bears interest at one-month LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder. The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey. The loan was repaid in full in June 2006 with the proceeds from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by us through a TIC structure.

        In March 2006, the Company closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full in May 2006, when the Company originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,389 and $90,049 as of December 31, 2007 and 2006, respectively.

        In August 2006, the Company acquired from a financial institution a 50% pari-passu interest in a $65,000 preferred equity investment secured by an office property in New York, New York. An affiliate of SL Green simultaneously acquired and owns the other 50% pari-passu interest.

        In December 2006, the Company acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan.

        During the year ended December 31, 2006, the Company earned fees of $163 from SL Green representing SL Green's proportionate share of fees for financing and structural advisory services related to a specific potential transaction.

        In January 2007, the Company originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event the Company's loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and currently held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of December 31, 2007, the Company's interest in the whole loan had a carrying value of $65,033. The investment in the mezzanine loan was repaid in full in September 2007.

        In March 2007, the Company closed on the acquisition of a $62,500 pari-passu interest in one tranche of a multiple-level mezzanine structure primarily secured by pledges of equity and rights to cash distributions, which was used to fund the acquisition of a large office portfolio. The investment bore interest at one-month LIBOR plus 2.85%. At closing, an affiliate of SL Green simultaneously

11. Related Party Transactions (Continued)

acquired a $62,500 pari-passu interest in the same tranche of the mezzanine structure. The investment was repaid in full in May 2007.

        In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of December 31, 2007, the investment had a carrying value of $20,390. The Company recorded its pro rata share of net income of $3,105 for the year ended December 31, 2007.

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of December 31, 2007, the investment had a carrying value of $28,332. The Company recorded its pro rata share of net income of $2,480 for the year ended December 31, 2007.

        In July 2007, the Company acquired for $71,871 a 100% fee interest in the property located at 292 Madison Avenue, New York, New York, purchased from SL Green. The Company entered into a 70-year ground lease with an unaffiliated third party which simultaneously purchased from SL Green the Class B office building situated on the property. The Company's acquisition of the fee interest was financed with a $59,099 10-year fixed rate mortgage loan.

        In August 2007, the Company closed on the purchase from a financial institution of a $12,500 mezzanine loan on a substantially complete residential condominium project in the upper east side of Manhattan. The investment bears interest at the current pay rate of 11% over LIBOR, and a 19% look-back IRR at maturity. At closing, an affiliate of SL Green simultaneously acquired a $12,500 pari-passu interest in the same tranche of the capital structure.

        In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter we, along with SL Green, sold our interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter the Company participated 50% of its interest in the loan back to SL Green. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches.

        In September 2007, the Manager earned a $1,000 collateral selection fee payable by Nomura International plc. The Company purchased $18,000 of par bonds of the same securities to which the collateral selection fee was related and was earned. As part of the closing on the securities purchased, the Company collected and immediately remitted the fee due to the Manager.

        In November 2007, the Company acquired from a syndicate comprised of financial institutions a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%.

11. Related Party Transactions (Continued)

        In December 2007, the Company acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter we participated 50% of our interest in the loan to an affiliate of SL Green. The investment, which is secured by a retail property in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%.

        In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter the Company participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%.

        Bright Star Couriers LLC, or Bright Star, provides messenger services to the Company. Bright Star is owned by Gary Green, a son of Stephen L. Green, the Company's Chairman. The aggregate amount of fees paid by the Company for such services for the years ended December 31, 2007, 2006 and 2005 was $5, $7 and $3, respectively.

12. Deferred Costs

        Deferred costs at December 31, 2007 and December 31, 2006 consisted of the following:

	2007	2006
Deferred financing	$59,294	$35,103
Deferred acquisition	4,320	2,195

	63,315	37,298
Less accumulated amortization	(16,962)	(8,571)

	$46,652	$28,727

        Deferred financing costs relate to the Company's existing repurchase facilities with Wachovia and Goldman, our unsecured revolving credit facility with KeyBank, our CDOs and the trust preferred securities. These costs are amortized on a straight-line basis to interest expense based over the remaining term of the related financing.

        Deferred acquisition costs consist of fees and direct costs incurred to originate our investments and are amortized over the related term of the investment.

13. Fair Value of Financial Instruments

        The FASB Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", or FAS 107, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows based upon market yields or by using other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

        Cash and cash equivalents, accrued interest, and accounts payable:    These balances reasonably approximate their fair values due to the short maturities of these items.

13. Fair Value of Financial Instruments (Continued)

        Derivative instruments:    The Company's derivative instruments, which are primarily comprised of interest rate swap agreements, are carried at fair value based upon third party valuations.

        Lending investments:    These instruments are presented at the lower of cost or market value and not at fair value. The fair values were estimated by using market yields for floating rate and fixed rate (as appropriate) loans with similar credit characteristics.

        CMBS:    These investments are presented on a held-to-maturity basis and not at fair value. The fair values were based upon valuations obtained from dealers of those securities.

        Repurchase agreements:    The repurchase agreements are presented on the basis of the proceeds received and are not at a fair value. The fair value was estimated by using market yields for similarly placed financial instruments.

        Collateralized debt obligations:    These obligations are presented on the basis of proceeds received at issuance and not at fair value. The fair value was estimated based upon the amount at which similarly placed financial instruments would be valued today.

        Junior subordinated debentures:    These instruments bear interest at fixed rates. The fair value was estimated by calculating the present value based on current market interest rates.

        The following table presents the carrying value in the financial statements, and approximate fair value of other financial instruments at December 31, 2007 and December 31, 2006:

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Lending investments	$2,636,745	$2,598,476	$2,186,884	$2,186,884
CMBS	$791,983	$767,399	$—	$—
Financial liabilities:
Repurchase agreements	$200,197	$195,450	$277,412	$277,412
Credit facilities	$—	$—	$15,000	$15,000
Collateralized debt obligations	$2,735,145	$2,269,168	$1,714,250	$1,714,250
Mortgage note payable	$153,624	$153,624	$94,525	$94,525
Junior subordinated debentures	$150,000	$142,662	$150,000	$150,000

        Disclosure about fair value of financial instruments is based on pertinent information available to the Company at December 31, 2007. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2007 and current estimates of fair value may differ significantly from the amounts presented herein.

14. Stockholders' Equity

        The Company's authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2007, 34,850,577 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

14. Stockholders' Equity (Continued)

Preferred Stock

        In April 2007, the Company issued 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock (including the underwriters' over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares receive annual dividends of $2.03125 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, the Company may at its option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205.

Common Stock

        As of the date of its formation, April 12, 2004, the Company had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 the Company completed its initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations. As of December 31, 2007, 594,333 restricted shares had also been issued under our 2004 Equity Incentive Plan, or the Equity Incentive Plan. These shares have a vesting period of three to four years and are not entitled to receive distributions declared by the Company on its common stock until such time as the shares have vested, or the shares have been designated to receive dividends by the Compensation Committee of our Board of Directors.

        In December 2004, the Company sold 5,500,000 shares of our common stock, at a price of $17.27 per share, resulting in net proceeds of approximately $93,740 under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. The Company subsequently registered these shares for resale under the Securities Act in August 2005. A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the outstanding shares of the Company's common stock. Of the 5,500,000 shares sold, 2,000,000 shares were settled on December 31, 2004 and the remaining 3,500,000 shares were settled on January 3, 2005.

        In September 2005, the Company sold 3,833,333 shares of its common stock, at a price of $25.80 per share, resulting in net proceeds of approximately $97,830. A total of 2,875,000 shares were sold through a public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the Company's outstanding shares of common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under one of our repurchase facilities and general corporate purposes.

        In May 2006, the Company sold 3,000,000 shares of our common stock, at a price of $26.75 per share, resulting in net proceeds of approximately $79,787. A total of 2,250,000 shares were sold through a public offering and an additional 750,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the outstanding shares of our common stock. After this offering, SL Green Operating Partnership, L.P. owned 6,418,333 shares of our common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under our repurchase facilities and general corporate purposes.

        In May 2007, the Company's new $500,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC. This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants. We currently have $373,344 available under the shelf.

14. Stockholders' Equity (Continued)

        In September 2007, the Company sold 4,825,000 shares of common stock, at a public offering price of $26.25 per share, resulting in net proceeds of approximately $124,451. A total of 3,618,750 shares were sold through a public offering and an additional 1,206,250 shares were sold directly to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the Company's outstanding shares of common stock. After this offering, SL Green Operating Partnership, L.P. owned 7,624,583 shares of the Company's common stock. Net proceeds were used to retire borrowings under the Company's unsecured facility and to create additional funding capacity for opportunistic investments.

        In November 2007, the Company sold, through a private placement, 3,809,524 shares of common stock at a price of $26.25 to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising gross proceeds of approximately $100,000. The shares were not registered under the Securities Act of 1933 or any state securities laws, and were sold in a private transaction under Regulation D of the Securities Act. Subsequent to this offering, SL Green's ownership percentage was approximately 22% of the outstanding shares of our common stock.

Equity Incentive Plan

        As part of its initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors' fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At December 31, 2007, 1,146,181 shares of common stock were available for issuance under the Equity Incentive Plan.

        Management and outsource fees paid to the Manager and SL Green Operating Partnership, L.P. are sufficient to reimburse the Manager and SL Green Operating Partnership, L.P. for the applicable compensation, including payroll taxes, of the employees who provide services to Gramercy pursuant to the confirmatory addendum to the Management Agreement between Gramercy, the Manager and the Operating Partnership. These awardees are considered co-leased employees. Options granted under the Equity Incentive Plan to recipients who are co-leased employees of Gramercy are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant. In some instances, options may be granted under the Equity Incentive Plan to persons who provide significant services to us or our affiliates, but are not considered co-leased employees because compensation for their services is not covered by our management agreement or outsource agreement. Options granted to recipients that are not co-leased employees have the same terms as those issued to co-leased employees except as it relates to any performance-based provisions within the grant. To the extent there are performance provisions associated with a grant to a recipient who is not a co-leased employee, an estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date. If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

14. Stockholders' Equity (Continued)

        A summary of the status of our stock options as of December 31, 2007 and December 31, 2006 are presented below:

	2007		2006
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	830,001	$18.02	733,584	$16.47
Granted	770,500	$27.76	197,500	$23.49
Exercised	(103,330)	$19.44	(63,749)	$15.95
Lapsed or cancelled	(69,002)	$25.29	(37,334)	$20.18

Balance at end of period	1,428,169	$22.82	830,001	$18.02

        All options were granted within a price range of $22.55 to $33.54. The remaining weighted average contractual life of the options was 8.2 years. Compensation expense of $1,635 will be recorded over the course of the next 14 months, representing the remaining weighted average vesting period of the option awards as of December 31, 2007. Compensation expense of $831, $324, and $172 was recorded for the years ended December 31, 2007, 2006 and 2005, respectively, related to the issuance of stock options.

        Through December 31, 2007, 594,333 restricted shares had been issued under the Equity Incentive Plan, of which 63% have vested. The vested and unvested shares are currently entitled to receive distributions declared by us on our common stock. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $1,888 will be recorded over the course of the next eight months, representing the remaining weighted average vesting period of the restricted stock awards as of December 31, 2007. Compensation expense of $3,301, $1,669, and $1,577 was recorded for the years ended December 31, 2007, 2006 and 2005, respectively, related to the issuance of restricted shares.

Outperformance Plan

        In June 2005, the compensation committee of the Company's board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a "performance pool" if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares. If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established. In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period. Each participant's award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved. Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only

14. Stockholders' Equity (Continued)

vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established. The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with the Manager or SL Green. The Company will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R). Compensation expense of $1,533, $1,174 and $1,174 was recorded for the years ended December 31, 2007, 2006 and 2005, respectively, related to the 2005 Outperformance Plan.

Deferred Stock Compensation Plan for Directors

        Under our Independent Director's Deferral Program, which commenced April 2005, the Company's independent directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The phantom stock units are convertible into an equal number of shares of common stock upon such directors' termination of service from the Board of Directors or a change in control by the Company, as defined by the program. Phantom stock units are credited to each independent director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter. Each participating independent director who elects to receive fees in the form of phantom stock units has the option to have their account credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter or have dividends paid in cash.

        As of December 31, 2007 and December 2006, there were approximately 29,713, and 15,301 phantom stock units outstanding, respectively, of which 19,713 and 11,301 phantom stock units are vested as of December 31, 2007 and 2006, respectively.

Earnings per Share

        Earnings per share for the years ended December 31, 2007, 2006 and 2005 is computed as follows:

Numerator (Income)	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Basic Earnings:
Net income available to common stockholders	$155,030	$55,902	$31,371
Effect of dilutive securities	—	—	—
Diluted Earnings:

Net income available to common stockholders	$155,030	$55,902	$31,371

14. Stockholders' Equity (Continued)

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	27,968	24,722	20,027
Effect of Diluted Securities:
Stock-based compensation plans	1,380	1,272	752
Phantom stock units	31	15	2

Diluted Shares	29,379	26,009	20,781

15. Benefit Plans

        The Company does not maintain a defined benefit pension plan, post-retirement health and welfare plan, 401(k) plan or other benefits plans as we do not have any employees. These benefits are provided to its employees by the Manager, a majority-owned subsidiary of SL Green.

16. Commitments and Contingencies

        The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against it or its investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by the Operating Partnership and us related to litigation will not materially affect our financial position, operating results or liquidity.

        The Company's corporate offices at 420 Lexington Avenue, New York, New York are subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.

        The following is a schedule of future minimum lease payments under our operating lease as of December 31, 2007.

Operating Lease
2008	$261
2009	265
2010	283
2011	297
2012	302
Thereafter	752

Total minimum lease payments	$2,160

17. Financial Instruments: Derivatives and Hedging

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

        The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2007. The notional value is an indication of the extent of our involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	$(47,143)
Interest Rate Swap	3 month LIBOR	347,909	5.408%	8/2007	5/2017	(21,036)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	(1,791)
Interest Rate Swap	1 month LIBOR	24,143	4.990%	1/2007	1/2017	(1,015)
Interest Rate Swap	1 month LIBOR	16,413	5.081%	5/2007	5/2017	(789)
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(516)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(105)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	7/2015	(59)
Interest Rate Swap	1 month LIBOR	$3,465	4.280%	7/2005	12/2009	$(41)

Total		$1,164,204				$(72,495)

        At December 31, 2007, derivative instruments were reported at their fair value as liabilities of $72,495. Offsetting adjustments are represented as deferred losses in Accumulated Other Comprehensive Income of $60,083. For the year ended December 31, 2007 we recognized in interest expense $259 attributable to the ineffective component of our derivative instruments designated as cash flow hedges. For the same period we recognized a $1,289 increase to earnings representing the change in value of undesignated derivatives which are not speculative for economic purposes. Currently, all derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $8,280 of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months.

        The Company is hedging exposure to variability in future interest payments on our debt facilities and cash flows for future transactions except in the case of swaps we may enter into from time to time, including total rate of return swaps, or TROR swaps, which are tied to the Lehman Brothers CMBS index and are intended to hedge the Company's exposure to variability in the rate of return in excess of anticipated future interest payments on that portion of our debt facilities used to fund fixed rate mortgage loan assets held as available for sale.

18. Income Taxes

        The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that the Company distributes to its stockholders. If it fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on its taxable income at regular corporate rates and the Company will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for federal income tax purposes. The Company may, however, be subject to certain state and local taxes.

        For the years ended December 31, 2007, 2006 and 2005, the Company recorded $1,341, $1,808 and $900 of income tax expense, respectively, in income from continuing operations for income attributable to its wholly-owned TRSs. The Company has assumed an effective tax rate for the year ended December 31, 2007 of 44% taking into consideration the anticipated applicable U.S. federal statutory tax rate at December 31, 2007 of 34% and state and local taxes.

19. Environmental Matters

        The Company's management believes the Company is in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. Its management is not aware of any environmental liability that it believes would have a materially adverse impact on the Company's financial position, results of operations or cash flows.

20. Segment Reporting

        Statement of Financial Accounting Standard No. 131, or "SFAS No. 131," establishes standards for the way that public entities report information about operating segments in their annual financial statements. The Company is a REIT focused primarily on originating and acquiring loans and securities related to real estate and under the provisions of SFAS No. 131 currently operate in only one segment.

21. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        Following the conversion of the entity that owns 200 Franklin Square Drive into a DST, we sold approximately 75% of our security interests in the DST to a third party, reducing our final ownership interest to 25.0%. The Company received total cash consideration of $12,800 for these interests and the buyer assumed 75% of the DST's underlying mortgage debt. As a result of the transaction, the property is no longer consolidated onto the Company's balance sheet, but instead is accounted for as an equity method investment.

        The following table represents non-cash activities recognized in other comprehensive income:

	2007	2006	2005
Deferred gains/(losses) and other non-cash activity related to derivatives	($62,973)	$39	$2,569
Deferred gains/(losses) related to securities available-for-sale	($5,575)	—	—

	($68,548)	$39	$2,569

22. Quarterly Financial Data (unaudited)

        Quarterly data for the last three years is presented below (in thousands).

2007 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$90,634	$90,214	$78,303	$68,134

Income equity in net income (loss) of unconsolidated joint ventures and provision for taxes	23,118	3,989	21,805	18,278
Equity in net income (loss) of unconsolidated joint ventures	2,460	1,264	484	(695)

Income from continuing operations before provision for taxes and gain from sale of unconsolidated joint venture interest	25,578	5,253	22,289	17,583
Gain from sale of unconsolidated joint venture interest	—	92,235	—	—
Provision for taxes	(40)	(338)	(429)	(534)

Net Income	25,538	97,150	21,860	17,049

Preferred stock dividends	(2,336)	(2,336)	(1,895)	—

Net income available to common stockholders	$23,202	$94,814	$19,965	$17,049

Net income per common share—Basic	$0.69	$3.60	$0.77	$0.66

Net income per common share—Diluted	$0.67	$3.43	$0.73	$0.62

2006 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$67,264	$50,455	$43,505	$36,990

Income before equity in net loss of unconsolidated joint ventures and provision for taxes	19,495	16,065	13,782	11,328
Equity in net loss of unconsolidated joint ventures	(870)	(734)	(630)	(727)

Income before provision for taxes	18,625	15,331	13,152	10,601
Provision for taxes	(630)	(795)	(335)	(47)

Net income available to common stockholders	$17,995	$14,536	$12,817	$10,554

Net income per common share—Basic	$0.70	$0.56	$0.53	$0.46

Net income per common share—Diluted	$0.66	$0.54	$0.50	$0.44

2005 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$32,045	$26,592	$18,758	$10,690

Income before equity in net loss of unconsolidated joint ventures and provision for taxes	11,247	9,587	8,361	4,566
Equity in net loss of unconsolidated joint ventures	(575)	(510)	(404)	—

Income before provision for taxes	10,672	9,077	7,957	4,566
(Provision)/recovery for taxes	100	(500)	(500)	—

Net income available to common stockholders	$10,772	$8,577	$7,457	$4,566

Net income per common share—Basic	$0.47	$0.44	$0.40	$0.24

Net income per common share—Diluted	$0.45	$0.41	$0.39	$0.24

23. Subsequent Events

        On February 13, 2008, the Company held a special meeting of its stockholders for the purpose of approving the issuance of shares of its common stock in the merger with American Financial Realty Trust ("the Proposal"). The total number of shares of common stock entitled to vote at the meeting was 34,842,244 shares, of which 27,768,617 shares, or 79.7%, were present in person or by proxy. 27,633,652 shares, or approximately 79.3%, voted for the Proposal, 102,525 shares, or approximately 0.3%, voted against the Proposal, and 32,440 shares, or approximately 0.1%, abstained from voting.

        On March 14, 2008, the non-performing first mortgage loan with a carrying value of $29,058 was repaid in full, along with accrued interest and substantially all other fees and charges due to the Company.

        In January, February and March 2008, the Company sold by participation or assignment, interests in three separate mortgage loans. Had these transactions occurred as of December 31, 2007, the Company's aggregate unfunded loan commitments would have been reduced by $117,691. None of these transactions resulted in a material gain or loss on sale.

Gramercy Capital Corp.

Schedule IV—Mortgage Loans on Real Estate

December 31, 2007

(Dollars in thousands)

Loan	Location	Interest Rate(1)	Final Maturity Date(2)	Periodic Payment Terms	Prior Liens	Face Amount of Loans	Carrying Amount of Loans
Commercial, mixed use	New York, NY	LIBOR + 2.50%	February 2008	Interest only	$—	$85,069	$85,496
Suburban office	Other Tri-State (NY/NJ/Comm)	LIBOR + 2.75%	May 2008	Interest only	—	90,287	90,389
Retail	Bay Area	LIBOR + 4.10%	September 2008	Interest only	—	102,263	101,650
Office	New York, NY	LIBOR + 2.38%	April 2009	Interest only	—	116,750	116,731
Whole loans <3%		6.50% – 12.01% LIBOR + 1.75% – 6.00%	January 2008 – April 2017		—	1,415,654	1,404,264

					—	1,810,023	1,798,530

Subordinate Loans <3%		7.97% – 9.89% LIBOR + 1.06% – 12.50%	February 2008– March 2017		1,145,105	212,241	208,791

Mezzanine loans <3%		8.54% – 10.02% LIBOR + 2.40% – 11.00%	February 2008– December 2016		20,051,229	651,766	617,566

Preferred equity <3%		10.09% LIBOR + 9.00%	January 2008– August 2011		45,475	12,000	11,858

TOTAL PORTFOLIO					$21,241,809	$2,686,030	$2,636,745

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

Management's Annual Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

        Our internal control over financial reporting during the year ended December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, appearing on page 93, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2008 (the "2008 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION

        The information required by Item 11 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2008 Proxy Statement.

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
2.1
Agreement and Plan of Merger, dated as of November 2, 2007, by and among the Company, GKK Capital LP, GKK Stars Acquisition LLC, GKK Stars Acquisition Corp., GKK Stars Acquisition LP, American Financial Realty Trust and First State Group, L.P., incorporated by reference to the Company's Current Report on Form 8-K, dated November 2, 2007, filed with the SEC on November 8, 2007.
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-114673), declared effective by the SEC on July 27, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Current Report on Form 8-K, dated December 12, 2007, filed with the SEC on December 14, 2007.
3.3
Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company's Current Report on Form 8-K, dated April 13, 2007, filed with the SEC on April 18, 2007.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company's Current Report on Form 8-K, dated April 13, 2007, filed with the SEC on April 18, 2007.
4.2
Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share, incorporated by reference to the Company's Current Report on Form 8-K, dated April 13, 2007, filed with the SEC on April 18, 2007.
10.1
Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated April 18, 2007, incorporated by reference to the Company's Current Report on Form 8-K, dated April 13, 2007, filed with the SEC on April 18, 2007.
10.2
First Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated April 18, 2007, incorporated by reference to the Company's Current Report on Form 8-K, dated April 13, 2007, filed with the SEC on April 18, 2007.
10.3
Form of Amended and Restated Origination Agreement, by and between the Company and SL Green Operating Partnership, L.P., incorporated by reference to the Company's Current Report on Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.4
Form of Amended and Restated Asset Servicing Agreement, by and between GKK Manager LLC and SLG Gramercy Services LLC, incorporated by reference to the Company's Current Report on Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.5
Form of Amended and Restated Outsource Agreement, by and between GKK Manager LLC and SL Green Operating Partnership, L.P., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.
10.6
Form of Collateral Management Agreement, by and between Gramercy Real Estate CDO 2005-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

10.7
Collateral Management Agreement, dated as of August 24, 2006, by and between Gramercy Real Estate CDO 2006-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.8
Second Amended and Restated Master Repurchase Agreement, dated as of June 28, 2007, by and among Gramercy Warehouse Funding II LLC, GKK Trading Warehouse II LLC and Goldman Sachs Mortgage Company, incorporated by reference to the Company's Current Report on Form 8-K, dated June 28, 2007 filed with the SEC on July 5, 2007.
10.9
Annex I to Second Amended and Restated Master Repurchase Agreement, dated as of June 28, 2007, by and among Gramercy Warehouse Funding II LLC, GKK Trading Warehouse II LLC and Goldman Sachs Mortgage Company, incorporated by reference to the Company's Current Report on Form 8-K, dated June 28, 2007, filed with the SEC on July 5, 2007.
10.10
Second Amended and Restated Guaranty, dated as of June 28, 2007, by and among the Company, Gramercy Investment Trust and GKK Trading Corp., incorporated by reference to the Company's Current Report on Form 8-K, dated June 28, 2007, filed with the SEC on July 5, 2007.
10.11
Amended and Restated Master Repurchase Agreement, dated as of October 13, 2006, by and among Gramercy Warehouse Funding I LLC, GKK Trading Warehouse I LLC, GKK 450 LEX LLC, and the additional sellers from time to time parties thereto, the buyers from time to time parties thereto, Wachovia Bank, National Association, as agent, and Wachovia Capital Markets, LLC, as the sole lead arranger, incorporated by reference to the Company's Current Report on Form 8-K, dated October 18, 2006, filed with the SEC on October 19, 2006.
10.12
First Amendment to Third Amended and Restated Master Repurchase Agreement, dated as of June 28, 2007, by and among Gramercy Warehouse Funding I LLC, GKK Trading Warehouse I LLC, GKK 450 LEX LLC, and the additional sellers from time to time parties thereto, the buyers from time to time parties thereto, Wachovia Bank, National Association, as agent, and Wachovia Capital Markets, LLC, as the sole lead arranger, incorporated by reference to the Company's Current Report on Form 8-K, dated June 28, 2007 filed with the SEC on July 5, 2007.
10.13
First Amended and Restated Credit Agreement, dated as of June 28, 2007, by and between the Company and Wachovia Capital Markets, LLC, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-114673), declared effective by the SEC on July 27, 2004.
10.14
Fourth Amended and Restated Guarantee Agreement, dated as of June 28, 2007, by and among the Company, GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp., incorporated by reference to the Company's Current Report on Form 8-K, dated June 28, 2007, filed with the SEC on July 5, 2007.
10.15
Form of Indenture, by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

10.16	Form of 2004 Equity Incentive Plan, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-114673), declared effective by the SEC on July 27, 2004.
10.17	Form of Gramercy Capital Corp. Director's Deferral Program, incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005.
10.18
Form of Gramercy Capital Corp. 2005 Long-Term Outperformance Program Award Agreement, incorporated by reference to the Company's Current Report on Form 8-K, dated December 14, 2005, filed with the SEC on December 20, 2005.
10.19	Form of Employment Agreement, by and between Hugh Hall and GKK Manager LLC, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.20	Form of Employment Agreement, by and between Robert R. Foley and GKK Manager LLC, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.21
Form of Second Amended and Restated Registration Rights Agreement by and between the Company and SL Green Operating Partnership, L.P., incorporated by reference to the Company's Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.22
Form of Registration Rights Agreement, by and between various holders of the Company's common stock and the Company, incorporated by reference to the Company's Form 8-K, dated December 9, 2004, filed with the SEC on December 9, 2004.
10.23
Form of Purchase Agreement, by and among the Company and various investors in the Company's common stock, incorporated by reference to the Company's Form 8-K, dated December 3, 2004 filed with the SEC on December 3, 2004.
10.24
Form of Amended and Restated Trust Agreement by and among GKK Capital LP, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.25
Form of Junior Subordinated Indenture between GKK Capital LP and JPMorgan Chase Bank, National Association, as trustee, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.26
Form of Amended and Restated Trust Agreement among GKK Capital LP, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.27
Form of Junior Subordinated Indenture between GKK Capital LP and JPMorgan Chase Bank, National Association, as trustee, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.
10.28
Form of Amended and Restated Trust Agreement among GKK Capital LP, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated January 27, 2006, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

10.29
Form of Junior Subordinated Indenture between GKK Capital LP and JPMorgan Chase Bank, National Association, as trustee, dated January 27, 2006, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
10.30
Indenture, dated as of August 24, 2006, by and among Gramercy Real Estate CDO 2006-1, Ltd., as issuer, Gramercy Real Estate CDO 2006-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.31
Form of Underwriting Agreement among the Company., GKK Capital LP, GKK Manager LLC and Wachovia Capital Markets, LLC, as underwriter, dated May 11, 2006, incorporated by reference to the Company's Form 8-K, dated May 16, 2006, filed with the SEC on May 17, 2006.
10.32
Form of LLC Agreement, by and between GKK Madison Investment LLC, a wholly-owned subsidiary of the Company, and SLG Madison Investment LLC, a wholly-owned subsidiary of SL Green Realty Corp., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.
10.33
Form of Sales Agreement, dated May 10, 2006, by and among the Company, GKK Capital LP, GKK Manager LLC and Cantor Fitzgerald & Co., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.
10.34
Form of Sales Agreement, dated May 10, 2006, by and among the Company, GKK Capital LP and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.
10.35
Indenture, dated as of August 8, 2007, by and among Gramercy Real Estate CDO 2007-1, Ltd., Gramercy Real Estate CDO 2007-1, LLC, GKK Liquidity LLC and Wells Fargo Bank, National Association, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.36
Collateral Management Agreement, dated as of August 8, 2007, by and between Gramercy Real Estate CDO 2007-1, Ltd. And GKK Manager LLC, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.37
Form of Amended and Restated Management Agreement by and between the Company and GKK Manager LLC, incorporated by reference to the Company's Current Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.38
First Amendment to the Amended and Restated Management Agreement, dated as of September 18, 2007, by and between the Company, GKK Capital LP and GKK Manager LLC, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.39
Limited Partnership Unit Purchase Agreement, dated as of November 2, 2007, by and among GKK Capital LP, Nicholas S. Schorsch and Meadowcourt Trust, incorporated by reference to the Company's Current Report on Form 8-K, dated November 2, 2007, filed with the SEC on November 8, 2007.

10.40
Subscription Agreement, dated as of November 2, 2007, by and among the Company, GKK Capital LP, SSF III Gemini, LP, and solely for the purposes of Section 1.1(b) and Section 1.4(a) thereof, Morgan Stanley Real Estate Special Situations Fund III, L.P., incorporated by reference to the Company's Current Report on Form 8-K, dated November 2, 2007, filed with the SEC on November 8, 2007.
10.41
Registration Rights Agreement, dated as of November 2, 2007, by and among the Company, SSF III Gemini, LP, and solely for purposes of Sections 4, 8, 9 and 11 thereof, SL Green Operating Partnership, L.P., incorporated by reference to the Company's Current Report on Form 8-K, dated November 2, 2007, filed with the SEC on November 8, 2007.
10.42
Stockholders Agreement, dated as of November 2, 2007, by and among the Company, SSF III Gemini, LP and SL Green Operating Partnership, L.P., incorporated by reference to the Company's Current Report on Form 8-K, dated November 2, 2007, filed with the SEC on November 8, 2007.
10.43
First Amended and Restated Credit Agreement, dated June 28, 2007, among GKK Capital LP, Keybank National Association and Keybanc Capital Markets, incorporated by reference to the Company's Current Report Form 8-K, dated June 28, 2007, filed with the SEC on July 5, 2007.
10.44
Underwriting Agreement, by and among the Company, GKK Capital LP, GKK Manager LLC and Deutsche Bank Securities Inc., dated as of September 21, 2007, incorporated by reference to the Company's Current Report on Form 8-K, dated September 21, 2007, filed with the SEC on September 26, 2007.
10.45	Form of Restricted Stock Award Agreement, filed herewith.
10.46	Form of Option Award Agreement, filed herewith.
10.47	Form of Phantom Share Award Agreement, filed herewith.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
24.1	Power of Attorney (included on signature page).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY CAPITAL CORP.
Dated: March 17, 2008	By:	/s/ ROBERT R. FOLEY Name: Robert R. Foley Title: Chief Financial Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ STEPHEN L. GREEN Stephen L. Green	Chairman of the Board of Directors	March 17, 2008
/s/ MARC HOLLIDAY Marc Holliday	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2008
/s/ ROBERT R. FOLEY Robert R. Foley	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
/s/ HUGH F. HALL Hugh Hall	Chief Operating Officer and Director	March 17, 2008
/s/ ALLAN J. BAUM Allan J. Baum	Director	March 17, 2008
/s/ JEFFREY E. KELTER Jeffrey E. Kelter	Director	March 17, 2008
/s/ PAUL J. KONIGSBERG Paul J. Konigsberg	Director	March 17, 2008
/s/ CHARLES S. LAVEN Charles S. Laven	Director	March 17, 2008

QuickLinks

420 Lexington Avenue, New York, NY 10170 (Address of principal executive offices - zip code)
(212) 297-1000 (Registrant's telephone number, including area code)
DOCUMENTS INCORPORATED BY REFERENCE
GRAMERCY CAPITAL CORP. FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in Thousands, except for share and per share amounts)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Gramercy Capital Corp. Consolidated Balance Sheets (Amounts in thousands, except share and per share data)
Gramercy Capital Corp. Consolidated Statements of Income (Amounts in thousands, except per share data)
Gramercy Capital Corp. Consolidated Statements of Cash Flows (Amounts in thousands)
Gramercy Capital Corp. Schedule IV—Mortgage Loans on Real Estate December 31, 2007 (Dollars in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K
GRAMERCY CAPITAL CORP.
INDEX TO EXHIBITS
SIGNATURES