Form 10-Q
period 2008-03-31
GRAMERCY CAPITAL CORP
filed 2008-05-09
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐     NO ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 51,208,934 as of May 8, 2008.

GRAMERCY CAPITAL CORP.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

i

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

Gramercy Capital Corp.

Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$307,647	$293,126
Restricted cash	75,547	135,957
Loans and other lending investments, net	2,358,732	2,441,747
Commercial mortgage-backed securities	835,922	791,983
Investment in unconsolidated joint ventures	53,066	49,440
Loans held for sale, net	195,178	194,998
Commercial real estate, net	187,769	184,121
Accrued interest	21,197	24,177
Deferred financing costs	42,258	44,381
Deferred costs	1,696	2,271
Other assets	50,709	42,877
Total assets	$4,129,721	$4,205,078

Liabilities and Stockholders’ Equity:
Repurchase agreements	$166,777	$200,197
Credit facility	50,000	—
Collateralized debt obligations	2,721,700	2,735,145
Mortgage notes payable	153,624	153,624
Management fees payable	3,239	2,852
Incentive fee payable	2,496	2,765
Dividends payable	24,280	93,992
Accounts payable and accrued expenses	21,921	35,188
Derivative instruments, at fair value	116,148	72,495
Other liabilities	12,432	10,085
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	150,000
Total liabilities	3,422,617	3,456,343

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 34,853,911 and 34,850,577 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	34	34
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, 4,600,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	111,205	111,205
Additional paid-in-capital	687,426	685,958
Accumulated other comprehensive loss	(108,859)	(65,658)
Retained earnings	17,298	17,196
Total stockholders’ equity	707,104	748,735
Total liabilities and stockholders’ equity	$4,129,721	$4,205,078

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues
Investment income	$74,595	$59,969
Rental revenue, net	3,699	1,736
Gain on sales and other income	7,797	6,429
Total revenues	86,091	68,134

Expenses
Interest expense	41,443	36,461
Management fees	7,145	4,839
Incentive fee	2,496	2,817
Depreciation and amortization	1,830	671
Marketing, general and administrative	2,804	3,820
Provision for loan loss	8,000	1,248
Total expenses	63,718	49,856
Income before equity in net income (loss) of unconsolidated joint ventures and provision for taxes	22,373	18,278
Equity in net income (loss) of unconsolidated joint ventures	3,109	(695)
Income before provision for taxes	25,482	17,583

Provision for taxes	(11)	(534)
Net income	25,471	17,049
Preferred stock dividends	2,336	—
Net income available to common stockholders	$23,135	$17,049

Basic earnings per share:
Net income available to common stockholders	$0.66	$0.66

Diluted earnings per share:
Net income available to common stockholders	$0.66	$0.62

Dividends per common share	$0.63	$0.56

Basic weighted average common shares outstanding	34,854	26,027
Diluted weighted average common shares and common share equivalents outstanding	35,015	27,472

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statement of Stockholders’ Equity

(Unaudited, amounts in thousands, except share data)

	Common				Accumulated
	Stock		Series A	Additional	Other
		Par	Preferred	Paid-	Comprehensive	Retained		Comprehensive
	Shares	Value	Stock	In-Capital	Loss	Earnings	Total	Income
Balance at December 31, 2007	34,850	$34	$111,205	$685,958	$(65,658)	$17,196	$748,735
Net income						25,471	25,471	$25,471
Change in net unrealized loss on derivative instruments					(43,348)		(43,348)	(43,348)
Change in net unrealized loss on commercial mortgage-backed securities previously available for sale					147		147	147
Stock-based compensation – fair value				1,160			1,160
Deferred compensation plan, net	4			308			308
Dividends declared on common stock						(23,033)	(23,033)
Dividends declared on preferred stock						(2,336)	(2,336)
Balance at March 31, 2008	34,854	$34	$111,205	$687,426	$(108,859)	$17,298	$707,104	$(17,730)

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.

Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income	25,471	17,049
Adjustments to net cash provided by / (used in) operating activities:
Depreciation and amortization	4,795	2,722
Amortization of discount, premium and other fees on investments	(5,125)	(5,777)
Deferred rents receivable	(2,480)	(1,736)
Equity in net (income) loss of unconsolidated joint ventures	(3,109)	695
Gain on extinguishment of debt	(3,690)	—
Amortization of stock compensation	1,468	1,836
Provision for loan loss	8,000	1,248
Unrealized gain on derivative instruments	147	(66)
Net realized gain on loans held for sale	(10)	(2,686)
Changes in operating assets and liabilities:
New investments in loans held for sale	—	(92,238)
Proceeds from sale of loans, loan commitments and loans held for sale	—	175,246
Accrued interest	2,980	61
Other assets	(7,832)	64
Management fees payable	387	32
Incentive fee payable	(269)	1,622
Settlement of derivative instruments	—	(460)
Accounts payable, accrued expenses and other liabilities	(10,920)	(4,112)
Net cash provided by operating activities	9,812	93,500
Investing Activities
New investment originations and funded commitments	(145,954)	(726,833)
Principal collections on investments	140,233	381,405
Proceeds from loan syndications	85,132	—
Investment in commercial real estate	(1,828)	157
Investment in commercial mortgage backed securities	(43,379)	—
Investment in joint venture	(517)	93
Change in restricted cash from investing activities	2,539	8,015
Deferred investment costs	(441)	733
Net cash provided by (used in) investing activities	35,785	(336,430)
Financing Activities
Proceeds from repurchase facilities	22,867	471,079
Repayments of repurchase facilities	(56,287)	(502,213)
Proceeds from unsecured revolving credit facility	50,000	75,000
Change in restricted cash from financing activities	57,871	210,880
Repurchase of collateralized debt obligations	(9,810)	—
Proceeds from stock options exercised	—	414
Deferred financing costs and other liabilities	(636)	(694)
Dividends paid	(95,081)	(14,420)
Net cash (used in) provided by financing activities	(31,076)	240,046
Net increase (decrease) in cash and cash equivalents	14,521	(2,884)
Cash and cash equivalents at beginning of period	293,126	19,314
Cash and cash equivalents at end of period	$307,647	$16,430
Non-cash activity
Deferred losses and other non-cash activity related to derivatives	$(43,348)	$(1,832)
Supplemental cash flow disclosures
Interest paid	$45,837	$34,756
Income taxes paid	$313	$834

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2008

1.  Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and net lease investments involving commercial properties throughout the United States.  The Company also established a real estate securities business that focuses on the acquisition, trading and financing of commercial mortgage-backed securities, or CMBS, and other real estate related securities.  When evaluating transactions, the Company assesses its risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken.

Substantially all of the Company’s operations are conducted through GKK Capital LP, a Delaware limited partnership, or the Operating Partnership.  The Company, as the sole general partner of, and currently the holder of 100% of the common units of, the Operating Partnership, have responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, the Operating Partnership.  Accordingly, the Company consolidates the accounts of our Operating Partnership.

The Company is externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green.  At March 31, 2008, SL Green owned approximately 22% of the outstanding shares of the Company’s common stock. The Company qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with its taxable year ended December 31, 2004 and the Company expects to qualify for the current fiscal year.  To maintain the Company’s tax status as a REIT, the Company plans to distribute at least 90% of taxable income.

As of March 31, 2008, the Company held loans and other lending investments and CMBS of $3,389,832 net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 407 basis points for its floating rate investments, and an average yield of 6.95% for its fixed rate investments.  As of March 31, 2008, the Company also held interests in three credit tenant net lease investments, or CTL investments, two interests in fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

On April 1, 2008 the Company completed the acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financial’s secured debt.  The acquisition combines the existing operating platforms of American Financial and the Company, creates integrated commercial real estate finance and operating company, and transforms the Company from a pure specialty finance company into a $7.5 billion diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments. As a result of the acquisition, the Company has added approximately 29.2 million square feet of commercial real estate in 38 states and the District of Columbia to its $4.1 billion of loans and other lending investments, CMBS, net lease properties and other assets.

Basis of Quarterly Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2008 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The balance sheet at December 31, 2007 has been derived from the audited financial statement at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities in which the Company is the primary beneficiary under FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires a variable interest entity, or VIE, to be consolidated by its primary beneficiary.  The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns.  The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of the entities’ equity investment at risk to absorb losses, and determined that the Company is not the primary beneficiary for any of its investments.  Entities which the Company does not control and entities which are VIE’s, but where the Company is not the primary beneficiary, are accounted for under the equity method.  All significant intercompany balances and transactions have been eliminated.

Variable Interest Entities

The Company’s ownership of the subordinated classes of CMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans.  There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” provides the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity’s QSPE status can be affected in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent that the Company’s CMBS investments were issued by a special-purpose entity that meets the QSPE requirements, the Company records those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, the Company follows the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

The Company has analyzed the pooling and servicing agreements governing each of its controlling class CMBS investments and the Company believes that the terms of those agreements conform to industry standards and are consistent with the QSPE criteria. However, there is uncertainty with respect to QSPE treatment due to ongoing review by accounting standard setters, potential actions by various parties involved with the QSPE (discussed in the paragraph above), as well as varying and evolving interpretations of the QSPE criteria under SFAS 140.  Additionally, the standard setters continue to review the FIN 46R provisions related to the computations used to determine the primary beneficiary of a VIE.

At March 31, 2008, the Company owned securities of three controlling class CMBS trusts with a carrying value of $38,508.  The total par amounts of CMBS issued by the three CMBS trusts was $921,654.  Using the fair value approach to calculate expected losses or residual returns, the Company has concluded that it would not be the primary beneficiary of any of the underlying special-purpose entities.   At March 31, 2008, the Company’s maximum exposure to loss as a result of its investment in these QSPEs totaled $38,508, which equals the book value of these investments as of March 31, 2008.

The financing structures that the Company offers to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R.  The Company’s management has evaluated these entities and has concluded that none of such entities are VIEs that are subject to the consolidation rules of FIN 46R.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at March 31, 2008 consists primarily of $64,581 on deposit with the trustee of the Company’s collateralized debt obligations, or CDOs, representing the proceeds of repayments from loans serving as collateral in our CDOs, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for our CDOs, which are remitted to the Company on a quarterly basis, and future funding obligations on certain investments.  The remaining balance consists of interest reserves held on behalf of borrowers and $1,271 representing the Company’s proportionate share of the reserves of 55 Corporate Drive.

Loans and Investments and Loans Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired.  Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments.  The Company may originate or acquire preferred equity interests that allow it to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing.  Should the Company make such a preferred equity investment, the Company must determine whether that investment should be accounted for as a loan, joint venture or as an interest in real estate.

Specific valuation allowances are established for possible loan losses based on the fair value of collateral on an individual loan basis and the consideration of guarantees or other recourse.  The fair value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted  in the commercial real estate industry.  The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type.  These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.  Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the carrying value at the balance sheet date.

If upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses.  The allowance for each loan is maintained at a level the Company believes is adequate to absorb possible losses.  Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance.  The Company maintained a reserve of $16,658 and $8,658 at March 31, 2008 and December 31, 2007, respectively.  There were no charge-offs for the three months ended March 31, 2008.  During the year ended December 31, 2007, charge-offs totaled $3,200.

Commercial Mortgage-Backed Securities

The Company designates its CMBS investments pursuant to FASB Statement of Financial Accounting Standards No. 115, or SFAS 115, on the date of acquisition of the investment.  Held to maturity investments are stated at cost plus the amortization of any premiums or discounts and any premiums or discounts are amortized through the consolidated statements of income using the level yield method. CMBS securities that the Company does not hold for the purpose of selling them in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders equity.  Unrealized losses on securities that in the judgment of management are other than temporary are charged against earnings as a loss on the income statement.  In November 2007, subsequent to financing the Company’s CMBS investments in its CDOs, the Company redesignated all of its available-for-sale CMBS investments with a book value of approximately $43.6 million to held to maturity. As of March 31, 2008 and December 31, 2007, the unrealized loss on the redesignated CMBS investments included in other comprehensive income was $5,428 and $5,575, respectively.

The Company accounts for CMBS (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote) under Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” or EITF 99-20.   Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less then the present value previously estimated, an other then temporary impairment is deemed to have occurred.  The security is written down to fair value with the resulting change against earnings and a new cost basis is established.   The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income.

The Company determines the fair value of CMBS based on the types of securities in which the Company has invested.  For liquid, investment-grade securities, the Company consults with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments.  For non-investment grade securities, the Company actively monitors the performance of the underlying properties and loans and update the Company’s pricing model to reflect changes in projected cash flows.  The value of the securities is derived by applying discount rates to such cash flows based on current market yields.  The yields employed are obtained from the Company’s own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments.  Because fair value estimates may vary to some degree, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes.  Different judgments and assumptions could result in different presentations of value.

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

In accordance with FASB No. 141, or SFAS 141, “Business Combinations,” the Company allocates the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases.  The Company depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years.  The values of the above and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  The Company assesses fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46.  In the joint ventures, the rights of the other investor are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments.  The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to the Company.  As of March 31, 2008 and December 31, 2007, the Company had investments of $53,066 and $49,440 in unconsolidated joint ventures, respectively.

Valuation of Financial Instruments

The Company measures derivatives at fair value.  Investments in loans and other lending investments and loans held for sale are held at lower of cost or fair value and lower of cost or fair value less cost to sell.  CMBS are classified as held to maturity and therefore recorded at the fair value at the date of redesignation.

Effective January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements, or SFAS 157, which among other things requires additional disclosures about financial instruments carried at fair value. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price.  The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments.  The less judgment utilized in measuring fair value financial instruments such as with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability.  Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment.  Impacted by a number of factors, pricing observability is generally affected by such items as including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.

The three broad levels defined by the SFAS 157 hierarchy are as follows:

Level I – This level is comprised of financial instruments that have quoted prices which are available in active markets for identical assets or liabilities. The type of financial instruments included in this category are highly liquid instruments with quoted prices.

Level II – This level is comprised of financial instruments that have pricing inputs other than quoted prices in active markets, which are either directly or indirectly observable. The nature of these financial instruments include instruments for which quoted prices are available but traded less frequently and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.   Instruments which are generally included in this category are interest rate swaps.

Level III – This level is comprised of financial instruments that have little to no pricing observability as of the reported date. These financial instruments do not have active markets and are measured using the manager’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment and assumptions.  Instruments which are generally included in this category are whole loans, subordinate interests in whole loans and mezzanine loans.

For a further discussion regarding the measurement of financial instruments see Note 13, “Fair Value of Financial Instruments.”

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

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of the Manager, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default.  All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt.    At March 31, 2008, the Company had one first mortgage loan with a carrying value of $10,411 and one 40% participation interest in a first mortgage loan with a carrying value of $21,000 which were classified as non-performing loans.   At December 31, 2007, the Company had one non-performing loan with a carrying value of $29,058 which was subsequently repaid in full on March 14, 2008, along with accrued interest and substantially all other fees and charges due to the Company.

The Company classifies loans as sub-performing if they are not performing in accordance with their terms, in all material respects, but they do not qualify as non-performing loans.  The specific facts and circumstances of these loans may cause them to ripen into non-performing loans should certain events occur.  At March 31, 2008, two first mortgage loans with a total carrying value of $69,755, one second lien loan with a carrying value of $45,000 and one third lien loan with a carrying value of $6,764 were classified as sub-performing.  In April 2008, the first lien lenders filed notices of default and acceleration with respect to the collateral supporting the second lien and third lien loans classified as sub-performing loans as of March 31, 2008.  The first and second lien loans are secured by land, which is intended primarily for residential development.  Given the ongoing correction in the United States residential real estate markets, and the fact that the debt structure underlying this land consists of several tranches with several large institutional lenders in each tranche, we believe that the debt restructuring of these loans will be more complicated and take longer than a more customary restructuring.  Therefore, there is more uncertainty surrounding the possible outcome of these loans.  The Company and its co-lenders are currently evaluating their options to protect their interests.  At December 31, 2007, one first mortgage loan with a carrying value of $10,403, and one 40% participation interest in a first mortgage loan with a carrying value of $22,000, were classified as sub-performing.

In some instances the Company may sell all or a portion of its investments to a third party.  To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income.  To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income.  For the three months ended March 31, 2008 and 2007, the Company recognized $10 and $2,686 in net gains from the sale of debt investments or commitments.

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

In addition to base rent, the tenants in the Company’s CTL investments also pay all operating costs of owned property including real estate taxes.

Reserve for Possible Loan Losses

Specific valuation allowances are established for possible loan losses on loans in instances where it is deemed possible that the Company will be unable to collect all amounts of principal and interest due according to the contractual terms of the loan.  The Company considers the estimated value of the collateral securing the loan, and compares it to the carrying value of the loan.  The estimated value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted  in the commercial real estate industry.  The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type, collateral location, quality of the sponsor, and other factors.  These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.  Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the carrying value at the balance sheet date.

If, upon completion of the valuation, the estimated value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses.  The allowance for each loan is maintained at a level the Company believes is adequate to absorb possible losses.  Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance.  During the three months ended March 31, 2008, no charge-offs were incurred.  During the year ended December 31, 2007, the Company incurred a charge-off totaling $3,200 related to a defaulted loan which had a carrying value of $19,155 at December 31, 2007 and is recorded in other assets.  The Company maintained a reserve for possible loan losses of $16,658 against investments with a carrying value of $205,414 as of March 31, 2008, and a reserve for possible loan losses of $8,658 against investments with a carrying value of $264,612 as of December 31, 2007.

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award.  The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date.  Awards of stock or restricted stock are expensed as compensation on a current basis over the benefit period.

The fair value of each stock option granted is estimated on the date of grant for awards to co-leased employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2008 and 2007.

	2008	2007
Dividend yield	8.5%	7.9%
Expected life of option	5.5 years	5.9 years
Risk-free interest rate	3.5%	4.32%
Expected stock price volatility	35.0%	28.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of the Operating Partnership) exceed the product of the Company’s weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). The Company records any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to the common unit holders in the Operating Partnership and to the Company’s common stockholders.  The Company incurred approximately $2,496 and $2,817 with respect to such Class B limited partner interests for the three months ended March 31, 2008 and 2007, respectively.

Derivative Instruments

In the normal course of business, the Company uses a variety of commonly used derivative instruments that are considered conventional, or “plain vanilla” derivatives, including interest rate swaps, caps, collars and floors, to manage, or hedge, interest rate risk.  The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Some derivative instruments are associated with an anticipated transaction.  In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.  Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.  The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes.  Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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

In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following established risk management policies and procedures including the use of derivatives.  To address exposure to interest rates, the Company uses derivatives primarily to hedge the mark-to-market risk of its liabilities with respect to certain of the Company’s assets.   The Company may also use derivatives to hedge variability in sales proceeds to be received upon the sale of loans held for sale.

FASB No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FASB No. 149, requires the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

The Company may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions.  Gains and losses related to these transactions are deferred and recognized in net income as interest expense or other income in the same period or periods that the underlying transaction occurs expires or is otherwise terminated.

All hedges held by the Company are deemed to be effective in meeting the hedging objectives established by the Company’s corporate policy governing interest rate risk management.  The effect of the Company’s derivative instruments on its financial statements is discussed more fully in Note 17.

Income Taxes

The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with taxable year ended December 31, 2004.  To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders.  As a REIT, the Company generally will not be subject to federal income tax on taxable income that the Company distributes to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders.  However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for federal income tax purposes.  The Company may, however, be subject to certain state and local taxes.

The Company’s taxable REIT subsidiaries individually referred to as a TRS, are subject to federal, state and local taxes.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with the Company’s stock offerings are reflected as a reduction of additional paid-in-capital.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable.  The Company places its cash investments in excess of insured amounts with high quality financial institutions.  The Manager performs ongoing analysis of credit risk concentrations in the Company’s loan and other lending investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics.  Six investments accounted for more than 21% of the total carrying value of the Company’s loan and other lending investments as of March 31, 2008 and December 31, 2007.  Four investments accounted for approximately 20% of the revenue earned on the Company’s loan and other lending investments for the three months ended March 31, 2008, compared to four investments which accounted for approximately 24% of the revenue earned on the Company’s loan and other lending investments for the three months ended March 31, 2007.  The largest sponsor accounted for approximately 4.2% of the revenue earned on the Company’s loan and other lending investments for the three months ended March 31, 2008, compared to approximately 4.6% of the revenue earned on the Company’s loan and other lending investments for the three months ended March 31, 2007.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, disclosure, and transition.  This interpretation was effective January 1, 2007 for the Company.  The adoption of FIN 48 did not have a material impact on the Company’s financial results for the year ended December 31, 2007.

In February 2007, the FASB issued Statement No. 159, or SFAS 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’  SFAS 159 permits entities to choose to measure many financial instruments and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007.  The Company did not elect SFAS 159 for any of its financial assets and financial liabilities as of March 31, 2008.

In June 2007, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position (“SOP”) 07-01

“Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” SOP 07-1.  SOP 07-1 clarifies the scope of accounting for investment companies and provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies or the Guide.  For those entities that are investment companies under SOP 07-1, the specialized industry accounting principles of the Guide (referred to as Investment Company accounting) should be retained by a parent company when it consolidates its interest in the investment company or by an equity method investor when it records its interest in the investment company.  The SOP also provides for certain disclosure requirements for parent companies and equity method investors in investment companies that continue investment company accounting in the parent’s consolidated financial statements or the financial statements of the equity method investor.  The SOP was to be effective for fiscal years beginning on or after December 15, 2007; however in a meeting on October 17, 2007, the FASB voted to indefinitely defer the effective date and add to the FASB’s technical agenda, consideration of amending certain provisions of the SOP.   The Company maintains an exemption from the Investment Company Act of 1940, as amended, and is therefore not regulated as an investment company and as a REIT; the Company is not subject to the AICPA’s Investment Company Accounting and Auditing Guide.   The Company continues to monitor the FASB’s developments with respect to SOP 07-1.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations”, or SFAS 141(R), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS 141, “Business Combinations”. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS 141(R) are: (1) acquisition and restructuring would be now expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and noncontractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings. Noncontractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets & liabilities, including the minority interest portion and goodwill is recorded as if a 100% interest was acquired. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial position or results of operations.

In February 2008, the FASB issued Staff Position No. 140-3, or FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty.   Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: (1) the purchase and corresponding financing are not contractually contingent; (2) the repurchase financing provides recourse; (3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and (4) the maturity of financial asset and repurchase are not conterminous.   A linked transaction would require a determination under FAS 140 to conclude if the transaction meets the requirements for sale accounting.  If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings.  The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty.  The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheets and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements.    FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008.   The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or  SFAS 161. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial position or results of operations.

3.  Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted average coupons of the Company’s loans and other lending investments  and CMBS as of March 31, 2008 and December 31, 2007 were as follows:

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2008	2007	2008	2007	2008	2007	2008	2007
Whole loans, floating rate	$1,565,300	$1,594,338	61%	60%	—	—	337 bps	332 bps
Whole loans, fixed rate	155,250	204,192	6%	8%	7.15%	7.79%	—	—
Subordinate interests in whole loans, floating rate	142,917	146,901	6%	6%	—	—	471 bps	447 bps
Subordinate interests in whole loans, fixed rate	43,314	61,890	2%	2%	8.31%	8.78%	—	—
Mezzanine loans, floating rate	411,757	413,813	16%	16%	—	—	603 bps	607 bps
Mezzanine loans, fixed rate	223,504	203,753	9%	8%	8.99%	8.91%	—	—
Preferred equity, fixed rate	11,868	11,858	—	—	10.09%	10.09%	—	—
Subtotal/ Weighted average	$2,553,910	$2,636,745	100%	100%	8.30%	8.45%	398 bps	395 bps

CMBS, floating rate	54,261	23,817	7%	3%	—	—	783 bps	593 bps
CMBS, fixed rate	781,661	768,166	93%	97%	6.21%	6.13%	—	—
Subtotal/ Weighted average	835,922	791,983	100%	100%	6.21%	6.13%	783 bps	593 bps

Total	$3,389,832	$3,428,728	100%	100%	6.95%	7.02%	407 bps	397 bps

(1)  Loans and other lending investments and CMBS are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)  Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of March 31, 2008, the Company’s loans and other lending investments and CMBS had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2008	24	$687,372	20%
2009	33	994,444	29%
2010	18	453,298	14%
2011	3	63,734	2%
2012	4	109,025	3%
Thereafter	25	1,081,959	32%
Total	107	$3,389,832	100%

Weighted average maturity (1)		3.9 years

(1)          The calculation of weighted average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the three months ended March 31, 2008 and 2007 the Company’s investment income from loan and other lending and CMBS investments was generated by the following investment types:

	Three months ended March 31, 2008		Three months ended March 31, 2007
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$41,721	56%	$33,317	56%
Subordinate interests in whole loans	2,712	4%	6,261	10%
Mezzanine loans	16,562	22%	19,192	32%
Preferred equity	313	—	1,199	2%
CMBS	13,287	18%	—	—
Total	$74,595	100%	$59,969	100%

At March 31, 2008 and December 31, 2007, the Company’s loans and other lending investments and CMBS portfolio had the following geographic diversification:

	2008		2007
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$1,119,703	33%	$1,130,799	43%
West	665,084	20%	714,045	27%
South	360,151	11%	405,410	15%
Midwest	50,277	1%	79,750	3%
Southwest	100,667	3%	103,217	4%
Mid-Atlantic	129,286	4%	150,300	6%
Various	964,664	28%	53,224	2%
Total	$3,389,832	100%	$2,636,745	100%

At March 31, 2008 and December 31, 2007, the Company’s loans and other lending investments, excluding CMBS, by property type are as follows:

	2008		2007
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$1,017,511	40%	$970,362	37%
Hotel (1)	423,632	17%	468,604	18%
Multifamily	362,269	14%	366,665	14%
Retail(3)	217,241	8%	217,223	8%
Land-commercial	199,306	8%	200,445	7%
Land-residential (2)	111,321	4%	138,771	5%
Condominium	131,142	5%	126,771	5%
Mixed-use	22,691	1%	80,784	3%
Industrial	51,254	2%	50,730	2%
Other	17,543	1%	16,390	1%
Total	$2,553,910	100%	$2,636,745	100%

(1)  Two first mortgage loans with an aggregate carrying value of $69,755 secured by hotel properties controlled by the same sponsor group were classified as sub-performing as of March 31, 2008.  Subsequent to December 31, 2007, a non-monetary, technical event of default was triggered with respect to one of the loans, which automatically triggered a cross-default provision with the other loan.  Both loans were subject to a forbearance agreement, and both properties were being operated by an independent, national hotel management company pursuant to a court order sought by the Company.

(2)  All of the loans secured by residential land are secured by first mortgages or first deeds of trust, except for two mezzanine loans to the same sponsor with an aggregate carrying value of $51,764.  These loans, which were classified as sub-performing as of March 31, 2008, were subsequently amended to waive certain defaults and permit the deferral of interest, and precluding the first mortgage lenders from exercising their rights and remedies (including acceleration and foreclosure) until April 2008. A subsequent proposal to recapitalize the borrower was recently rejected by the senior lenders. In April 2008, the first lien lenders filed notices of default and acceleration with respect to the collateral supporting the second lien and third lien loans classified as sub-performing loans as of March 31, 2008.  The first and second lien loans are secured by land, which is intended primarily for residential development.  Given the ongoing correction in the United States residential real estate markets, and the fact that the debt structure underlying this land consists of several tranches with several large institutional lenders in each tranche, we believe that the debt restructuring of these loans will be more complicated and take longer than a more customary restructuring.  Therefore, there is more uncertainty surrounding the possible outcome of these loans. The Company and its co-lenders are currently evaluating their options to protect their interests.  Absent a new recapitalization proposal acceptable to the first mortgage lenders, the Company expects these loans are likely to be classified as non-performing during the second quarter of 2008.

(3)  In April 2008, the borrower under a first mortgage loan with a carrying value of $101,853 filed legal action in connection with a rebalancing notice delivered by the Company to the borrower. The Company believes the borrower’s claim is without merit. The Company has filed a counterclaim and is considering further action to enforce its rights.

The following is a summary of the Company’s CMBS investments at March 31, 2008:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Held to maturity:

Floating rate CMBS	7	$58,664	$54,261	$584	$(8,890)	$45,955
Fixed rate CMBS	54	810,578	781,661	383	(153,944)	628,100
Total	61	$869,242	$835,922	$967	$(162,834)	$674,055

The following is a summary of the underlying credit rating of the Company’s CMBS investments at March 31, 2008:

	Book Value	Percentage
AAA	$768,100	92%
AA	29,314	4
BBB-	11,807	1
BB+	7,412	1
BB	4,642	1
B+	4,639	—
B	4,058	—
B-	4,988	1
Not rated	962	—
Total	$835,922	100%

The Company recorded provisions for loan losses of $8,000 and $1,248 for the three months ended March 31, 2008, and 2007, respectively.  These provisions represent increases in loan loss reserves based on management’s estimates considering delinquencies, loss experience and collateral quality by individual asset or category of asset.

There were no charge-offs for the three months ended March 31, 2008.  During the year ended December 31, 2007, the Company incurred a charge-off totaling $3,200, relating to one defaulted loan which had a carrying value of $19,608 and $19,155 at March 31, 2008 and December 31, 2007, respectively.

Changes in the reserve for possible loan losses were as follows:

Reserve for possible loan losses, December 31, 2006	$2,460
Additional provision for loan losses	9,398
Charge-offs	(3,200)
Reserve for possible loan losses, December 31, 2007	8,658
Additional provision for loan losses	8,000
Charge-offs	—
Reserve for possible loan losses, March 31, 2008	$16,658

The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment.  Certain of the Company’s CMBS investments have an unrealized loss as the carrying value is in excess of the market value.  These unrealized losses are primarily the result of market factors other than credit impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated due to actual prepayments and credit loss experience.  The Company’s CMBS investments have been in a continuous loss for less than 12 months.  The Company believes the carrying value of the securities are fully recoverable over their expected holding period.  The Company possesses both the intent and the ability to hold the securities until it has recovered the amortized costs.  Accordingly, the Company does not believe any of the securities are other than temporarily impaired.

In connection with a preferred equity investment, which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company has invested in the event of a borrower default under such loan.  The loan matures in 2032.  This guarantee is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan.  As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its balance sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded.  The Company’s maximum exposure under this guarantee is approximately $1,420 as of March 31, 2008.  Under the terms of the guarantee, the investment sponsor is required to reimburse us for the entire amount paid under the guarantee until the guarantee expires.

4.  Property Acquisitions

55 Corporate Drive

In June 2006, the Company closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey, with a 0.25% interest to be acquired in the future.  The property is comprised of three buildings totaling 670,000 square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan.  The remaining 50% of the property is owned as a TIC interest by an affiliate of SL Green.   Upon closing the acquisition of the property, the $90,000 whole loan previously held by the Company was repaid in full using proceeds from the new mortgage financing.  The Company recorded its pro rata share of net (loss) income of the property of $(83) and $74 for the three months ended March 31, 2008 and 2007, respectively.

292 Madison

In July 2007, the Company acquired a 100% fee interest in the property located at 292 Madison Avenue, New York, NY, from an affiliate of SL Green for $71,871.   The purchase contract was negotiated directly between SL Green and the third party, and we took an assignment of the purchase contract at closing.  The Company entered into a 70-year ground lease with the unaffiliated third party which negotiated the purchase contract with the third party then simultaneously purchased from SL Green, the Class B office building situated on the property.  The Company’s acquisition of the fee interest was financed with a $59,099 ten-year fixed rate mortgage loan.  The Company recorded operating income on the property of $754 for the three months ended March 31, 2008.

5. Disposition of Security Interests in Property

200 Franklin Square Drive

In September 2005, the Company closed on the acquisition of a 100% fee interest in 200 Franklin Square Drive, located in Somerset, New Jersey. The property is a 200,000 square foot building which is 100% net leased to Philips Holding USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021.  The property was acquired for a purchase price of $50,250, excluding closing costs, and financed with a $41,000, ten-year, fixed-rate first mortgage loan.

In March 2006, following the conversion of the entity that owns 200 Franklin Square Drive into a Delaware statutory trust, or DST, the Company sold approximately 29.3% of its security interests in the DST to a third party.  Subsequently, the Company sold an additional 45.7% of its security interests in the DST to the same party, reducing the Company’s final ownership interest to 25.0%.  The Company received total cash consideration of $12,800 for these interests and the buyer assumed 75% of the DST’s underlying mortgage debt.  The disposition resulted in a net gain of $4,530, after transaction costs.  As a result of the disposition, this investment is now classified as an investment in joint venture and accounted for using the equity method.  As of March 31, 2008 and 2007 the investment has a carrying value of $2,207 and $2,457, respectively.  The Company recorded its pro rata share of net income of the joint venture of $31 and $31 for the three months ended March 31, 2008 and 2007, respectively.

6. Investments in Unconsolidated Joint Ventures

South Building at One Madison Avenue, New York, New York

In April 2005, the Company closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building.  The joint venture is owned 45% by a wholly-owned subsidiary and 55% by a wholly-owned subsidiary of SL Green.  The joint venture interests are pari passu.  The joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building.  The first mortgage was non-recourse to the Company.  The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term. In July 2007, the Company entered into an agreement to sell its entire investment in the One Madison Avenue joint venture to SL Green for approximately $147.0 million, subject to an external appraisal, which was to be approved by the board of directors of both parties. In August 2007, an affiliate of SL Green loaned approximately $147.0 million to the Operating Partnership. This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of the sale of the Company’s 45% interest in One Madison Avenue to SL Green. The sale transaction closed on August 17, 2007, at which time the Company realized a gain of $92,235 and simultaneously repaid the entire loan amount with interest due through such date.  As of March 31, 2007 the investment had a carrying value of $54,832.  The Company recorded its pro rata share of net losses of the joint venture of $335 for the three months ended March 31, 2007.  Since the investment was sold during August 2007, the investment had no impact on the balance sheet or income statement of the Company for the three month period ending March 31, 2008.

101 S. Marengo Avenue, Pasadena, California

In November 2005, the Company closed on the purchase of a 50% interest in an office building in Pasadena, CA.  The Company also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which is net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, ten-year fixed-rate first mortgage loan.  For the three months ended March 31, 2008 and 2007, the Company recorded its pro rata share of net losses of the joint ventures of $357 and $390, respectively.

2 Herald Square, New York, New York

In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of March 31, 2008, the investment had a carrying value of $22,074. The Company recorded its pro rata share of net income of $1,504 for the three months ended March 31, 2008.

885 Third Avenue, New York, New York

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of March 31, 2008, the investment had a carrying value of $30,694. The Company recorded its pro rata share of net income of $1,931 for the three months ended March 31, 2008.

7.  Junior Subordinated Debentures

In January 2006, May 2005 and August 2005, the Company completed issuances of $50,000 each in unsecured trust preferred securities through three DST’s, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust II, or GCT III, that are also wholly-owned subsidiaries of the Operating Partnership.  The securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing.  Thereafter the rate will float based on the three-month LIBOR plus 270 basis points.  The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015.  Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

All issuances of trust preferred securities require quarterly interest distributions; however, payments may be deferred while the interest expense is accrued for a period of up to four consecutive quarters if the Operating Partnership exercises its right to defer such payments, which it may elect to do on more than one occasion.  The trust preferred securities are redeemable, at the option of the Operating Partnership, in whole or in part, with no prepayment premium any time after June 30, 2010, October 30, 2010 or January 30, 2011 for the securities issued by GCTI, GCTII and GCTIII, respectively.

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

The Company’s interests in GCTI, GCTII and GCTIII are accounted for using the equity method and the assets and liabilities of those entities are not consolidated into its financial statements.  Interest on the junior subordinated notes is included in interest expense on the Company’s consolidated income statements while the value of the junior subordinated notes, net of the Company’s investment in the trusts that issued the securities, are presented on the consolidated balance sheet.

8.  Collateralized Debt Obligations

During 2005 the Company issued approximately $1,000,000 of CDOs through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. The CDO consists of $810,500 of investment grade notes, $84,500 of non-investment grade notes, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $105,000 of preferred shares, which were issued by the 2005 Issuer.  The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%.  The Company incurred approximately $11,957 of costs related to Gramercy Real Estate CDO 2005-1, which are amortized on a level- yield basis over the average life of the CDO.

During 2006 the Company issued an additional approximately $1,000,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO consists of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer.  The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. The Company incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

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

The Company retained all non-investment grade securities, the preferred shares and the common shares in the Issuers and Co-Issuers of each CDO.  The Issuer in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments and CMBS, which serve as collateral for the CDO.  Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid.  The financial statements of the Issuer of each CDO are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments. In January 2008, the Company repurchased $4,000 of Class B notes in the 2005 Issuer and $9,500 of Class B notes in the

2007 Issuer at a dollar price of approximately $0.79 and $0.70, respectively.  The Company recorded a net gain of $3,499 in connection with the repurchase of notes of such Issuers.

9.  Debt Obligations

Repurchase Facilities

The Company has two repurchase facilities, one with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, and one with Goldman Sachs Mortgage Company, or Goldman.

The repurchase facility with Wachovia is a $500,000 facility.  This facility was initially established as a $250,000 facility, was increased to $350,000 from $250,000 effective January 2005, and was subsequently increased to $500,000 effective April 2005. In June 2007, the Company modified the facility by further reducing the credit spreads.  As a result of the modifications, the $500,000 facility bears interest at spreads of 0.65% to 2.50% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 60% to 95% based upon the collateral provided under a borrowing base calculation.  In October 2006, the Company extended the facility’s maturity date until October 2009.  The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines.  The Company had no accrued interest and borrowings of $121,867 at a weighted average spread to LIBOR of 1.33% as of March 31, 2008, and no accrued interest and borrowings of $165,286 at a weighted average spread to LIBOR of 1.33% as of December 31, 2007.

Borrowings under the Wachovia facility at March 31, 2008 and December 31, 2007 were secured by the following investments:

	Carrying Value
Investment Type	2008	2007
Whole loans	$306,874	$276,869
Mezzanine loans	149,160	148,164
Total	$456,034	$425,033

The Company also has a repurchase facility with Goldman.  In October 2006 the Company increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009.  In June 2007, it modified the facility by further reducing the credit spreads.  As a result of the modifications, the facility bears interest at spreads of 1.00% to 1.50% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 70% to 90% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines.  The Company had accrued interest of $128 and borrowings of $44,910 at a weighted average spread to LIBOR of 1.18% as of March 31, 2008, and accrued interest of $189 and borrowings of $34,911 at a weighted average spread to LIBOR of 1.07% under this facility at December 31, 2007.

Borrowings under the Goldman facility at March 31, 2008 and December 31, 2007 were secured by the following investments:

	Carrying Value
Investment Type	2008	2007
Whole loans	$152,805	$151,679
Mezzanine loans	—	—
Total	$152,805	$151,679

The terms of the Company’s repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $15,000, (c) require our fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require the Company’s minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require the Company to maintain minimum tangible net worth of not less than (i) $400,000, plus

(ii) 75% of the net proceeds of the Company’s subsequent equity issuances following the date of the June 2007 amendments. The covenants also restrict the Company from making annual distributions in excess of a maximum of 100% of our FFO (as defined therein) for the previous four quarters under the Wachovia facility, except that we may in any case pay distributions necessary to maintain the Company’s REIT status.  An event of default can be triggered on the Company’s repurchase facilities if, among other things, GKK Manager LLC is terminated as the Manager.  As of March 31, 2008 and December 31, 2007, the Company was in compliance with all such covenants.

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

Unsecured Revolving Credit Facility

In May 2006, the Company closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option.  The initial facility was supported by a negative pledge of an identified asset base (involving substitution rights) with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation.  The lender also had consent rights to the inclusion of assets in the borrowing base calculation.  The facility bore interest at 1.90% over one-month LIBOR to the extent the Company’s leverage ratio, defined as total liabilities to total assets, including the Company’s proportionate share of the liabilities and assets of the Company’s unconsolidated subsidiaries, is less than 80% and 2.10% over one-month LIBOR to the extent the Company’s leverage ratio is equal to or greater than 80%. In June 2007 the facility was increased to $175,000 and interest spreads on the facility were reduced.  The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation.  The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. The Company had accrued interest of $6 and borrowings of $50,000 as of March 31, 2008, and no accrued interest and borrowings under this facility at December 31, 2007.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require the Company’s fixed charge coverage ratio to be at no time less than 1.30, and (c) require us to maintain minimum tangible net worth of not less than $450,000 plus 75% of the net proceeds from equity offerings completed following the date of the June 2007 amendment.  The covenants also restrict the Company from making annual distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT) for the previous four quarters, except that the Company may in any case pay distributions necessary to maintain the Company’s REIT qualification.  An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as the Manager.  As of March 31, 2008 and December 31, 2007, the Company was in compliance with all such covenants.

Mortgage Loans

The Company has two consolidated interest-only mortgage loans related to 55 Corporate Drive and 292 Madison Avenue. The mortgage loan that financed the acquisition of 55 Corporate Drive in June 2006 has an outstanding principal balance of $190,000, of which the Company has consolidated its ownership percentage of 49.75% or $94,525. This loan has an effective interest rate of 5.75% and a term of ten years. Interest on this mortgage was capitalized for a portion of the year ended December 31, 2006 as the property was redeveloped. Capitalized interest was $1,841 for the year ended December 31, 2006. The mortgage loan that financed the acquisition of 292 Madison Avenue in July 2007 has an outstanding balance of $59,099, with an effective interest rate of 6.17% and a term of ten years.

Combined aggregate principal maturities of the Company’s consolidated CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note payable related to its TIC interest in 55 Corporate Drive, and unsecured revolving credit facility as of March 31, 2008 are as follows:

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable		Unsecured Revolving Credit Facility	Total
2008	$—	$—	$—	$—		$—	$—
2009	—	166,777	—	—		50,000	216,777
2010	—	—	—	—		—	—
2011	—	—	—	—		—	—
2012	—	—	—	—		—	—
Thereafter	2,721,700	—	150,000	153,624	(1)	—	3,025,324
Total	$2,721,700	$166,777	$150,000	$153,624		$50,000	$3,242,101

(1) The Company has a 49.75% interest in the mortgage note for $94,525 and a 100% interest in the $59,099 note.

10.  Operating Partnership Agreement / Manager

At March 31, 2008, the Company owned all of the Class A limited partnership interests in the Operating Partnership.  At March 31, 2008, the majority of the Class B limited partnership interests were owned by the Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are the Company’s executive officers, certain of which interests are subject to performance thresholds.

At March 31, 2008, the majority of the interests in the Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are the Company’s executive officers, certain of which interests are subject to performance thresholds.

11.  Related Party Transactions

In connection with its initial public offering, the Company entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006.  The management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights.  The Company pays the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of the Company’s trust preferred securities.  The Company incurred expense to the Manager under this agreement of an aggregate of $7,145 and $4,839 for the three months ended March 31, 2008 and 2007, respectively.

To provide an incentive to enhance the value of the Company’s common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of the Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations).  The Company will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  The Company incurred $2,496 and $2,817 with respect to such Class B limited partner interests for the three months ended March 31, 2008 and 2007.

The Company is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between the Manager and SL Green Operating Partnership, L.P.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by the Company of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets.  The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by the Company.  At March 31, 2008, the outsource agreement provides for an annual fee payable by the Company, which fee is currently $1,366 per year, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year.  For the three months ended March 31, 2008 and 2007, the Company realized expense of $341 and $332, respectively, to the Manager under the outsource agreement.  For the three months ended March 31, 2008 and 2007, we realized expense of $1,324 and $769, respectively, to the Manager under the asset servicing agreement.  Payments under the outsource agreement will increase subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company.

In connection with the closing of the Company’s first CDO in July 2005, the 2005 Issuer entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Board of Directors has allocated to the Manager the subordinate collateral management fee paid on the CDO notes not held by the Company.  At March 31, 2008 and December 31, 2007 the Company owned all of the non-investment grade bonds, preferred equity and equity in the 2005  CDO.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to the Company.  For the three months ended March 31, 2008 and 2007, the Company realized expense of $512 and $507, respectively, to the Manager under such collateral management agreement.

Except for the 2005 CDO, fees payable in connection with CDOs or other securitization vehicles are governed by the management agreement.  Pursuant to that agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with the Company or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own investment grade bonds.  For the purposes of the management agreement, a “managed transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth.  Both “managed transitional” and “managed non-transitional” CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures.  If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to the Company.  For the three months ended March 31, 2008 and 2007, the Company realized expense of $571 and $565, respectively, to the Manager under this agreement.  With respect to the CDO which closed in August 2007, the Company realized expense of $216 to the Manager for the three months ended March 31, 2008.

In April 2005, the Company closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building.  The joint venture, which was owned 45% by a wholly-owned subsidiary of the Company and 55% by a wholly-owned subsidiary of SL Green was created to acquire, own and operate the South Building.  The joint venture interests were pari passu.  The joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building.  The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC (“CS”) pursuant to a lease with a 15-year remaining term.  In August 2007 the Company sold its entire investment in the joint venture to SL Green for approximately $147.0 million and realized a gain of $92,235.  In August 2007, an affiliate of SL Green loaned approximately $147.0 million to the Operating Partnership.  This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of the sale of the Company’s 45% interest in One Madison Avenue to SL Green.  As a result of the sale of the Company’s interest in August 2007, the loan was repaid with interest on such date.

In June 2006, the Company closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future.  The remaining 50% of the property is owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P.  The property is comprised of three buildings totaling approximately six hundred and seventy thousand square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, ten-year, fixed-rate first mortgage loan.

Commencing in May 2005 the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for the Company’s corporate offices at 420 Lexington Avenue, New York, New York.  The lease is for approximately 5,000 square feet with an option to lease an additional approximately 2,000 square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.  For the three months ended March 31, 2008 and 2007, the Company paid $62 and $63 under this lease, respectively.

In July 2005, the Company closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%.  As part of that sale, the seller retained an interest-only participation.  The Company has determined that the yield on its mezzanine loan after giving effect to the interest-only participation retained by the seller is at market.  The mezzanine loan is secured by the equity interests in an office property in New York, New York.

In February 2006, the Company closed on the purchase of a $90,000 whole loan, which bears interest at three month LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder.  The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey.  The loan was repaid in full in June 2006 with the proceeds from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by the Company through a TIC structure.

In March 2006, the Company closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder.  The mezzanine loan was repaid in full on May 9, 2006, when the Company originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture.  The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,477 and $90,389 as of March 31, 2008 and December 31, 2007, respectively.

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

In January 2007, the Company originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event the Company’s loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from the Company and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of March 31, 2008 and December 31, 2007, the Company’s interest in the whole loan had a carrying value of $65,066 and $65,033, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

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

In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York.  The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan.  The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years.  The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu.  As of March 31, 2008 and December 31, 2007, the investment had a carrying value of $22,074 and $20,390, respectively.  The Company recorded its pro rata share of net income of $1,504 for the three months ended March 31, 2008.

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building.  The transaction was financed with a $120,443 ten-year fixed rate mortgage loan.  The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green.  The TIC interests are pari passu.  As of March 31, 2008 and December 31, 2007, the investment had a carrying value of $30,694 and $28,332, respectively.  The Company recorded its pro rata share of net income of $1,931 for the three months ended March 31, 2008.

In July 2007, the Company acquired for $71,871 a 100% fee interest in the property located at 292 Madison Avenue, New York, New York, purchased from SL Green.  The Company entered into a 70-year ground lease with an unaffiliated third party which simultaneously purchased from SL Green the Class B office building situated on the property.  The Company’s acquisition of the fee interest was financed with a $59,099 ten -year fixed rate mortgage loan.

In August 2007, the Company closed on the purchase from a financial institution of a $12,500 mezzanine loan on a substantially complete residential condominium project in the upper east side of Manhattan.  The investment bears interest at the current pay rate of 11% over LIBOR, and a 19% look-back internal rate of return at maturity.  At closing, an affiliate of SL Green simultaneously acquired a $12,500 pari-passu interest in the same tranche of the capital structure.

In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green.  Immediately thereafter the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party.  Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter the Company participated 50% of its interest in the loan back to SL Green.  In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party.  At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches.

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

In December 2007, the Company acquired a $52,000 interest in a senior mezzanine loan from a financial institution.  Immediately thereafter the Company participated 50% of its interest in the loan to an affiliate of SL Green.  The investment, which is secured by a retail property in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%.

In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution.  Immediately thereafter the Company participated 50% of our interest in the loan to an affiliate of SL Green.  The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%.

Bright Star Couriers LLC, or Bright Star, provides messenger services to the Company.  Bright Star is owned by Gary Green, a son of Stephen L. Green, the Company’s Chairman.  The aggregate amount of fees paid by the Company for such services for the three months ended March 31, 2008 and 2007, was less than $1 and less than $1, respectively.

12.  Deferred Costs

Deferred costs at March 31, 2008 and December 31, 2007 consisted of the following:

	2008	2007
Deferred financing	$59,387	$59,294
Deferred acquisition	3,726	4,320
	63,113	63,314
Less accumulated amortization	(19,159)	(16,962)
	$43,954	$46,652

Deferred financing costs relate to the Company’s existing repurchase facilities with Wachovia and Goldman, the Company’s unsecured revolving credit facility with KeyBank, the Company’s CDOs, the proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive and the trust preferred securities.  These costs are amortized on a straight-line basis to interest expense based on the remaining term of the related financing.

Deferred acquisition costs consist of fees and direct costs incurred to originate the Company’s investments and are amortized using the effective yield method over the related term of the investment.

13.  Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS 157, which among other things, requires additional disclosures about financial instruments carried at fair value. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The following discussion of fair value was determined by the Manager, using available market information and appropriate valuation methodologies.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.  Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Fair Value on a Recurring Basis

The Company does not measure any assets at fair value on a recurring basis.  Liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At March 31, 2008	Total	Level I	Level II	Level III

Financial Liabilities:
Derivative instruments	$116,148	$—	$116,148	$—

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a nonrecurring basis in its assessment of assets classified as loans and other lending investments , which are reported at cost and have been written down to fair value as a result of valuation allowances established for possible loan losses, and loans held for sale, which are reported at lower of cost or fair value less costs to sell.The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the three months ended March 31, 2008:

At March 31, 2008	Total	Level I	Level II	Level III
Financial Assets:
Lending investments	$63,533	$—	$—	$63,533
Loans held for sale	$195,178	$—	$—	$195,178

The total change in fair value of financial instruments for which a fair value adjustment has been included in the consolidated statements of income for the three months ended March 31, 2008 was $8,000.

The valuations derived from pricing models overall valuation process may include adjustments to the financial instruments.  These adjustments may be made when, in management’s judgment, either the size of the position in the financial instrument or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the pricing models.   Additionally, an adjustment from the price derived from a model typically reflects management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.

Financial assets and liabilities presented at fair value and categorized as Level III are generally those that are marked to model using relevant empirical data to extrapolate an estimated fair value. The models’ inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction and outcomes from the models represent an exit price and expected future cash flows.  The parameters and inputs are adjusted for assumptions about risk and current market conditions. Changes to inputs in valuation models are not changes to valuation methodologies; rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions.  Accordingly, results from valuation models in one period may not be indicative of future period measurements.

14.  Stockholders’ Equity

The Company’s authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.  As of March 31, 2008, 34,853,911 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

Preferred Stock

In April 2007, the Company issued 4,600,000 shares of its 8.125% Series A cumulative redeemable preferred stock (including the underwriters’ over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares receive annual dividends of $2.03125 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, the Company may at its option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205.

Common Stock

As of the date of our formation, April 12, 2004, the Company had 500,000 shares of common stock outstanding valued at approximately $200.  On August 2, 2004 the Company completed its initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence operations.  As of March 31, 2008, 594,333 restricted shares had also been issued under the Company’s 2004 Equity Incentive Plan, or the Equity Incentive Plan.  These shares have a vesting period of two to four years.

In December 2004, the Company sold 5,500,000 shares of our common stock, at a price of $17.27 per share, resulting in net proceeds of approximately $93,740 under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, or the Securities Act.  The Company subsequently registered these shares for resale under the Securities Act in August 2005.  A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the Company’s outstanding shares of common stock.  Of the 5,500,000 shares sold, 2,000,000 shares were settled in December 2004 and the remaining 3,500,000 shares were settled in January 2005.

In September 2005, the Company sold 3,833,333 shares of common stock, at a price of $25.80 per share, resulting in net proceeds of approximately $97,830.  A total of 2,875,000 shares were sold through a public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the Company’s outstanding shares of common stock.  Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under one of the Company’s repurchase facilities and general corporate purposes.

In May 2006, the Company sold 3,000,000 shares of common stock, at a price of $26.75 per share, resulting in net proceeds of approximately $79,787.  A total of 2,250,000 shares were sold through a public offering and an additional 750,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the Company’s outstanding shares of common stock.  Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under the Company’s repurchase facilities and general corporate purposes.

In May 2007, the Company’s new $500,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC. This registration statement provides the Company with the ability to issue common and preferred stock, depository shares and warrants. The Company currently has $373,344 available under the shelf.

In September 2007, the Company sold 4,825,000 shares of common stock, at a public offering price of $26.25 per share, resulting in net proceeds of approximately $124,451.  A total of 3,618,750 shares were sold through a public offering and an additional 1,206,250 shares were sold directly to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the Company’s outstanding shares of common stock.  After this offering, SL Green Operating Partnership, L.P. owned 7,624,583 shares of the Company’s common stock.  Net proceeds were used to retire borrowings under the Company’s unsecured facility and to create additional funding capacity for opportunistic investments.

In November 2007, the Company sold, through a private placement, 3,809,524 shares of common stock at a price of $26.25 to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising gross proceeds of approximately $100,000. The shares were not registered under the Securities Act of 1933 or any state securities laws, and were sold in a private transaction under Regulation D of the Securities Act.  Subsequent to this offering, SL Green’s ownership percentage was approximately 22% of the outstanding shares of our common stock at March 31, 2008.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan.  The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At March 31, 2008, approximately 1,134,431 shares of common stock were available for issuance under the Equity Incentive Plan.

Management and outsource fees paid to our Manager and SL Green Operating Partnership, L.P. are sufficient to reimburse the Manager and SL Green Operating Partnership, L.P. for the applicable compensation, including payroll taxes, of the employees who provide services to Gramercy pursuant to the confirmatory addendum to the Management Agreement between Gramercy, the Manager and the Operating Partnership.  These awardees are considered co-leased employees.  Options granted under the Equity Incentive Plan to recipients who are co-leased employees of Gramercy are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant.  In some instances, options may be granted under the Equity Incentive Plan to persons who provide significant services to the Company or its affiliates, but are not considered co-leased employees because compensation for their services is not covered by the management agreement or outsource agreement.  Options granted to recipients that are not co-leased employees have the same terms as those issued to co-leased employees except as it relates to any performance-based provisions within the grant.  To the extent there are performance provisions associated with a grant to a recipient who is not a co-leased employee, an estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date.  If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

A summary of the status of the Company’s stock options as of March 31, 2008 and December 31, 2007 are presented below:

	March 31, 2008		December 31, 2007
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,428,169	$22.82	830,001	$18.02
Granted	35,000	$24.30	770,500	$27.76
Exercised	—	—	(103,330)	$19.44
Lapsed or cancelled	31,916	$26.20	(69,002)	$25.29
Balance at end of period	1,431,253	$22.67	1,428,169	$22.82

For the three months ended March 31, 2008, all options were granted within a price range of $23.10 to $25.90.  The remaining weighted average contractual life of the options was 7.9 years.  Compensation expense of $1,343 will be recorded over the course of the next 12 months, representing the remaining weighted average vesting period of the option awards as of March 31, 2008.  Compensation expense of $263 and $190 was recorded for the three months ended March 31, 2008 and 2007, respectively, related to the issuance of stock options.

Through March 31, 2008, 594,333 restricted shares had been issued under the Equity Incentive Plan, of which 75% have vested.   The vested and unvested shares are currently entitled to receive distributions declared by the Company on its common stock.    Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant.  Compensation expense of $1,258 will be recorded over the course of the next 6 months, representing the remaining weighted average vesting period of the restricted stock awards as of March 31, 2008.  Compensation expense of $559 and $1,223 was recorded for the three months ended March 31, 2008 and 2007, respectively, related to the issuance of restricted shares.

Employee Stock Purchase Plan

In January 2008, the Company’s board of directors adopted, subject to stockholder approval, the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make the Company’s business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable the Company’s eligible employees to purchase its shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 250,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP will be submitted to the Company’s stockholders for approval at its 2008 annual meeting of stockholders.

Outperformance Plan

In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if the Company’s total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share.  The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of the Company’s outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares.  If the Company’s total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established.  In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period.  Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved.  Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of the Company’s common stock or cash, at its election.  Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established.  The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on the Company’s common stock, whether or not they are vested.  Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with the Manager or SL Green.   The Company will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R).  Compensation expense of $308 and $383 was recorded for the three months ended March 31, 2008 and 2007, respectively, related to the 2005 Outperformance Plan. The measurement date under the Company’s 2005 Outperformance Plan will occur on May 31, 2008 and, absent any material increase in the price of the Company’s common stock on the NYSE, the Company expects that its 2005 Outperformance Plan will expire with no value to any of the plan participants.

Deferred Stock Compensation Plan for Directors

Under the Company’s Independent Director’s Deferral Program, which commenced April 2005, the Company’s independent directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees.  Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units.  The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from the Board of Directors or a change in control by the Company, as defined by the program.  Phantom stock units are credited to each independent director quarterly using the closing price of the Company’s common stock on the applicable dividend record date for the respective quarter.  Each participating independent director who elects to receive fees in the form of phantom stock units has the option to have their account credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter or have dividends paid in cash.

As of March 31, 2008, there were approximately 38,713 phantom stock units outstanding, of which 26,713 units are vested.

Earnings per Share

Earnings per share for the three months ended March 31, 2008 and 2007 is computed as follows:

	Three Months Ended March 31,
Numerator (Income)	2008	2007
Basic Earnings:
Net income available to common stockholders	$23,135	$17,049
Effect of dilutive securities	—	—
Diluted Earnings:
Net income available to common stockholders	$23,135	$17,049

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	34,854	26,027
Effect of Diluted Securities:
Stock-based compensation plans	122	1,422
Phantom stock units	39	23
Diluted Shares	35,015	27,472

15. Benefit Plans

At March 31, 2008, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan, 401(k) plan or other benefits plans as the Company did not have any employees.  At March 31, 2008, these benefits are provided to its employees by the Manager, a majority-owned subsidiary of SL Green.

16.       Commitments and Contingencies

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its investments, other than routine litigation arising in the ordinary course of business.  Management believes the costs, if any, incurred by the Operating Partnership and the Company related to litigation will not materially affect its financial position, operating results or liquidity.

The Company’s corporate offices at 420 Lexington Avenue, New York, New York are subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.

The following is a schedule of future minimum lease payments under the Company’s operating lease as of March 31, 2008.

Operating Lease
2008	$196
2009	265
2010	283
2011	297
2012	302
Thereafter	752
Total minimum lease payments	$2,095

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

The following table summarizes the notional and fair value of the Company’s derivative financial instrument at March 31, 2008.  The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$3,462	4.280%	7/2005	12/2009	$(113)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(175)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	7/2015	(701)
Interest Rate Swap	3 month LIBOR	12,000	3.063%	1/2008	7/2010	(146)
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(871)
Interest Rate Swap	3 month LIBOR	2,000	3.073%	1/2008	7/2010	(25)
Interest Rate Swap	3 month LIBOR	347,526	5.408%	8/2007	5/2017	(32,354)
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	(73,866)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	(4,210)
Interest Rate Swap	1 month LIBOR	24,143	5.114%	2/2008	1/2017	(2,137)
Interest Rate Swap	1 month LIBOR	16,412	5.203%	2/2008	5/2017	(1,550)
Total		$1,177,817				$(116,148)

At March 31, 2008, derivative instruments were reported at their fair value as a net liability of $116,148.  Offsetting adjustments are represented as deferred losses in Accumulated Other Comprehensive Income of $43,348.  For the three months ended March 31, 2008, the Company recognized no increase to interest expense attributable to any ineffective component of its derivative instruments designated as cash flow hedges.  For the same period the Company recognized no decrease to earnings attributable to the change in value of undesignated derivatives. Currently, all derivative instruments are designated as cash flow hedging instruments.  Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

The Company is hedging exposure to variability in future interest payments on our debt facilities and cash flows for future transactions except in the case of swaps the Company may enter into from time to time, including total rate of return swaps, or TROR swaps, which are tied to the Lehman Brothers CMBS index and are intended to hedge the Company’s exposure to variability in the rate of return in excess of anticipated future interest payments on that portion of the Company’s debt facilities used to fund fixed rate mortgage loan assets held as available for sale.

18.  Income Taxes

The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ended December 31, 2004.  To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders.  As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders.  However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for federal income tax purposes.  The Company may, however, be subject to certain state and local taxes.

For the three months ended March 31, 2008 and 2007, the Company recorded $11 and $534 of income tax expense, respectively, in income from continuing operations for income attributable to its wholly-owned TRSs. The Company has assumed an effective tax rate for the three months ended March 31, 2008 of 44% taking into consideration the anticipated applicable U.S. federal statutory tax rate at March 31, 2008 of 34% and state and local taxes.

19.  Environmental Matters

The Company’s management believes the Company is in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues.  Its management is not aware of any environmental liability that it believes would have a materially adverse impact on the Company’s financial position, results of operations or cash flows.

20.  Segment Reporting

Statement of Financial Accounting Standard No. 131, or SFAS 131, establishes standards for the way that public entities report information about operating segments in their annual financial statements.  As of March 31, 2008, the Company was a REIT focused primarily on originating and acquiring loans and securities related to real estate and under the provisions of SFAS 131 operated in only one segment.

21.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the three months ended March 31, 2008 and 2007:

	2008	2007
Deferred gains/(losses) and other non-cash activity related to derivatives	$(43,348)	$(62,973)

22.  Subsequent Events

On April 1, 2008, the Company completed the acquisition of American Financial Realty Trust (NYSE: AFR) or American Financial, in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financials secured debt.  The acquisition combines the existing operating platforms of American Financial and the Company, creates an integrated commercial real estate finance and operating company, and transforms the Company from a pure specialty finance company into a $7.5 billion diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments. As a result of the acquisition, the Company has added approximately 29.2 million square feet of commercial real estate in 38 states and the District of Columbia to its $4.1 billion of debt investments, commercial real estate securities investments, net lease properties and other assets.

Each common share of beneficial interest of American Financial was converted into the right to receive approximately $5.50 in cash, additional cash consideration in an amount equal to approximately $0.2419 in cash resulting from the Company’s $2.00 per share special dividend declared in December 2007 and paid in January 2008, and 0.12096 of a share of the Company’s common stock. The cash consideration was not increased in respect of any additional value payment described in the merger agreement. Upon closing,

American Financial’s stockholders own approximately 31% of the Company’s outstanding shares.

In April 2008, an affiliate of SL Green was granted 644,787 shares of the Company’s common stock as a result of the merger of American Financial Realty Trust (NYSE: AFR).

In April 2008, the first lien lenders filed notices of default and acceleration with respect to the collateral supporting a second lien loan with a carrying value of $45,000 and a third lien loan with a carrying value of $6,764.  The second lien loan and third lien loan were classified as sub-performing as of March 31, 2008.  The first and second lien loans are secured by land, which is intended primarily for residential development.  Given the ongoing correction in the United States residential real estate markets, and the fact that the debt structure underlying this land consists of several tranches with several large institutional lenders in each tranche, we believe that the debt restructuring of these loans will be more complicated and take longer than a more customary restructuring.  Therefore, there is more uncertainty surrounding the possible outcome of these loans.

In April 2008, Hugh F. Hall resigned as the Company’s chief operating officer and as one of its Class I directors.  Robert R. Foley was subsequently promoted to chief operating officer of the Company and stepped down from his previous position as chief financial officer on such date. Additionally, John B. Roche was appointed as chief financial officer of the Company.

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

Since our inception, we have completed transactions in a variety of markets and secured by a variety of property types.  Until recently, the market for commercial real estate debt exhibited high relative returns and significant inflows of capital.  Commercial real estate debt has continued to demonstrate low rates of default in comparison with historical levels.  However, this may change as the credit markets become increasingly illiquid, or as the economy slows.  Consequently, the market for debt instruments had for several years until recently evidenced declining yields and more flexible credit standards and loan structures.  In particular, “conduit” originators who packaged whole loans for resale to investors drove debt yields lower while maintaining substantial liquidity because of the then-strong demand for the resulting securities.  Because of reduced profits in the most liquid sectors of the mortgage finance business, several large institutions began originating large bridge loans for the purpose of generating interest income, rather than the typical focus on trading profits.  In response to those developments, we have focused on areas where we have comparative advantages rather than competing for product merely on the basis of yield or structure.  This has particularly included whole loan origination in markets and transactions where we have an advantage due to (i) knowledge or relationships we have, (ii) knowledge or relationships of our largest stockholder, SL Green, and (iii) where we have an ability to better assess and manage risks over time.  When considering investment opportunities in secondary market transactions in tranched debt, we often avoid first loss risk in larger transactions due to the high recent valuations of the underlying real estate relative to historic valuation levels.  Because of the significant increase in the value of institutional quality assets relative to historic norms, we focus on positions in which a property sale or conventional refinancing at loan maturity would provide for a complete return of our investment.

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

On April 1, 2008 we completed the acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financials secured debt.  The acquisition combines the existing operating platforms of American Financial and our company, creates an integrated commercial real estate finance and operating company, and transforms us from a pure specialty finance company into a $7.5 billion diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments. As a result of the acquisition, we have added approximately 29.2 million square feet of commercial real estate in 38 states and the District of Columbia to our $4.1 billion of loans and other lending investments, CMBS, net lease properties and other assets.

Each common share of beneficial interest of American Financial was converted into the right to receive approximately $5.50 in cash, additional cash consideration in an amount equal to approximately $0.2419 in cash resulting from our $2.00 per share special dividend declared in December 2007 and paid in January 2008, and 0.12096 of a share of our common stock. The cash consideration was not increased in respect of any additional value payment described in the merger agreement. Upon closing, American Financial’s stockholders own approximately 31% of our outstanding shares.

As of March 31, 2007, we held loans and other lending investments of $3,389,832 net of fees, discounts, and unfunded commitments with an average spread to LIBOR of 407 basis points for our floating rate investments and an average yield of 6.95% for our fixed rate investments.  As of March 31, 2008, we also held interests in three credit tenant net lease investments, or CTL investments, two interests in fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments  and CMBS as of March 31, 2008 and December 31, 2007 were as follows:

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2008	2007	2008	2007	2008	2007	2008	2007
Whole loans, floating rate	$1,565,300	$1,594,338	61%	60%	—	—	337 bps	332 bps
Whole loans, fixed rate	155,250	204,192	6%	8%	7.15%	7.79%	—	—
Subordinate interests in whole loans, floating rate	142,917	146,901	6%	6%	—	—	471 bps	447 bps
Subordinate interests in whole loans, fixed rate	43,314	61,890	2%	2%	8.31%	8.78%	—	—
Mezzanine loans, floating rate	411,757	413,813	16%	16%	—	—	603 bps	607 bps
Mezzanine loans, fixed rate	223,504	203,753	9%	8%	8.99%	8.91%	—	—
Preferred equity, fixed rate	11,868	11,858	—	—	10.09%	10.09%	—	—
Subtotal/ Weighted average	$2,553,910	$2,636,745	100%	100%	8.30%	8.45%	398 bps	395 bps

CMBS, floating rate	54,261	23,817	7%	3%	—	—	783 bps	593 bps
CMBS, fixed rate	781,661	768,166	93%	97%	6.21%	6.13%	—	—
Subtotal/ Weighted average	835,922	791,983	100%	100%	6.21%	6.13%	783 bps	593 bps

Total	$3,389,832	$3,428,728	100%	100%	6.95%	7.02%	407 bps	397 bps

(1)          Loan and other lending investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)          Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in item 1 of this quarterly report on form 10-Q.

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

Variable Interest Entities

Our ownership of the subordinated classes of CMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans.  There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity, or QSPE, does not consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate.  FASB Statement of Financial Accounting Standards No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” provides the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity’s QSPE status can be affected in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

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

At March 31, 2008, we owned securities of three controlling class CMBS trusts with a carrying value of $38,508.  The total par amounts of CMBS issued by the three CMBS trusts was $921,654.  Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities.   At March 31, 2008, our maximum exposure to loss as a result of its investment in these QSPEs totaled $38,508, which equals the book value of these investments as of March 31, 2008.

The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R.  Our management has evaluated these entities and has concluded that none of such entities are VIEs that are subject to the consolidation rules of FIN 46R.

Loans and Investments and Loans Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired.  Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments.  We may originate or acquire preferred equity interests that allow it to participate in a percentage of the underlying property’s cash flows from operations and proceeds from a sale or refinancing.  Should we make such a preferred equity investment, we must determine whether that investment should be accounted for as a loan, joint venture or as an interest in real estate.

Specific valuation allowances are established for possible loan losses based on the fair value of collateral on an individual loan basis and the consideration of guarantees or other recourse.  The fair value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted  in the commercial real estate industry.  The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type.  These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.  Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the carrying value at the balance sheet date.

If upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb probable losses.  Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance.  We maintained a reserve of $16,658 and $8,658 at March 31, 2008 and December 31, 2007, respectively.  There were no charge-offs for the three months ended March 31, 2008.  During the year ended December 31, 2007, charge-offs totaled $3,200.

Commercial Mortgage-Backed Securities

We designate our CMBS investments pursuant to FASB Statement of Financial Accounting Standards No. 115, or SFAS 115, on the date of acquisition of the investment.  Held to maturity investments are stated at cost plus the amortization of any premiums or discounts and any premiums or discounts are amortized through the consolidated statements of income using the level yield method. CMBS securities that we do not hold for the purpose of selling them in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders equity.  Unrealized losses on securities that in the judgment of management are other than temporary are charged against earnings as a loss on the income statement.  In November 2007, subsequent to financing our CMBS investments in our CDOs, we redesignated all of our available-for-sale CMBS investments with a book value of approximately $43.6 million to held to maturity.  As of March 31, 2008 and December 31, 2007, the unrealized loss on the redesignated CMBS investments included in other comprehensive income was $5,428 and $5,575, respectively.

We account for CMBS (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote) under Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” or EITF 99-20.   Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less then the present value previously estimated, an other then temporary impairment is deemed to have occurred.  The security is written down to fair value with the resulting change against earnings and a new cost basis is established.   We calculate a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income.

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

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46.  In the joint ventures, the rights of the other investor are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments.  The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  None of the joint venture debt is recourse to us.  As of March 31, 2008 and December 31, 2007, we had investments of $53,066 and $49,440 in unconsolidated joint ventures, respectively.

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

We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default.  All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt.  At March 31, 2008, we had one first mortgage loan with a carrying value of $10,411 and one 40% participation interest in a first mortgage loan with a carrying value of $21,000 which were classified as non-performing loans.  At December 31, 2007, we had one non-performing loan with a carrying value of $29,058 which was subsequently repaid in full on March 14, 2008, along with accrued interest and substantially all other fees and charges due.

We classify loans as sub-performing if they are not performing in accordance with their terms, in all material respects, but they do not qualify as non-performing loans.  The specific facts and circumstances of these loans may cause them to become non-performing loans should certain events occur.  At March 31, 2008, two first mortgage loans with a total carrying value of $69,755, one second lien loan with a carrying value of $45,000 and one third lien loan with a carrying value of $6,764 were classified as sub-performing.  In April 2008, the first lien lenders filed notices of default and acceleration with respect to the collateral supporting the second lien and third lien loans classified as sub-performing loans as of March 31, 2008.  The first and second lien loans are secured by land, which is intended primarily for residential development.  Given the ongoing correction in the United States residential real estate markets, and the fact that the debt structure underlying this land consists of several tranches with several large institutional lenders in each tranche, we believe that the debt restructuring of these loans will be more complicated and take longer than a more customary restructuring.  Therefore, there is more uncertainty surrounding the possible outcome of these loans.  We and our co-lenders are currently evaluating options to protect our interests.  At December 31, 2007, one first mortgage loan with a carrying value of $10,403, and one 40% participation interest in a first mortgage loan with a carrying value of $22,000, were classified as sub-performing.

In some instances we may sell all or a portion of our investments to a third party.  To the extent the fair value received for an investment exceeds the amortized cost of that investment and FASB Statement No. 140, or SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” criteria is met, under which control of the asset that is sold is surrendered making it a “true sale,” a gain on the sale will be recorded through earnings as other income.  To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income.  For the three months ended March 31, 2008 and 2007, we recognized $3,499 from the purchase at a discount of investment grade CRE CDO bonds and $2,686 in net gains from the sale of debt investments or commitments.

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

Reserve for Possible Loan Losses

Specific valuation allowances are established for possible loan losses on loans in instances where it is deemed possible that we will be unable to collect all amounts of principal and interest due according to the contractual terms of the loan.  We consider the estimated value of the collateral securing the loan, and compare it to the carrying value of the loan.  The estimated value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry.  The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type, collateral location, quality of the sponsor, and other factors.  These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates.  Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ mateirally from the carrying value at the balance sheet date.

If, upon completion of the valuation, the estimated value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses.  The allowance for each loan is maintained at a level we believe is adequate to absorb possible losses.  Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance.  During the three months ended March 31, 2008, no charge-offs were incurred.  During the year ended December 31, 2007, we incurred a charge-off totaling $3,200 related to a defaulted loan which has a carrying value of $19,155 at December 31, 2007 and is recorded in other assets.  We maintained a reserve for possible loan losses of $16,658 against investments with a carrying value of $205,414 as of March 31, 2008, and a reserve for possible loan losses of $8,658 against investments with a carrying value of $264,612 as of December 31, 2007.

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

The fair value of each stock option granted is estimated on the date of grant for awards to co-leased employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2008 and 2007.

	2008	2007
Dividend yield	8.5%	7.9%
Expected life of option	5.5 years	5.9 years
Risk-free interest rate	3.5%	4.3%
Expected stock price volatility	35.0%	28.0%

Incentive Distribution (Class B Limited Partner Interest)

The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership which was amended and restated in April 2006) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement.  These cash distributions will reduce the amount of cash available for distribution to our common unit holders in our Operating Partnership and to our common stockholders.  We incurred approximately $2,496 and $2,817 with respect to such Class B limited partner interests for the three months ended March 31, 2008 and 2007, respectively.

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

Results of Operations (Amounts in thousands)

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

Revenues

	2008	2007	$ Change
Investment income	$74,595	$59,969	$14,626
Rental revenue, net	3,699	1,736	1,963
Gain on sales and other income	7,797	6,429	1,368
Total revenues	86,091	68,134	$17,957

Equity in net income (loss) of unconsolidated joint ventures	$3,109	$(695)	$3,804

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS.  For the three months ended March 31, 2008, $29,708 was earned on fixed rate investments while the remaining $44,887 was earned on floating rate investments.  The increase over the prior year is due primarily to a larger number of investments in 2008 versus 2007.

Rental revenue of $3,699 in 2008 includes revenue earned on 292 Madison Avenue and revenue earned on our TIC interest in 55 Corporate Drive, which has been held as a proportionately consolidated property since its acquisition in June 2006. Following its acquisition, 55 Corporate Drive was being redeveloped. The property was accounted for as an operating property beginning in the three months ended December 31, 2007.  Rental revenue in 2008 includes the effect of adjustments for straight-line rent for 55 Corporate Drive and 292 Madison Avenue.  The increase over the prior year is due to the purchase of 292 Madison Avenue in July 2007.

Other income of $7,797 for the three months ended March 31, 2008 is primarily attributable to $10 in net gains from the sales of three loans and a gain of $3,499 on the extinguishment of debt on two of our CDO bonds.  The remaining balance is primarily composed of interest on restricted cash balances in our three CDOs (only two of which were in place during the same period in 2007) and other cash balances held by us.  Other income of $6,429 for the three months ended March 31, 2007 is comprised primarily of gains recorded on the sale of one loan and lending investment of $2,686 and interest earned on restricted cash balances.

The income on investments in unconsolidated joint ventures of $3,109 for the three months ended March 31, 2008 represents our proportionate share of the income generated by our joint venture interests including $186 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $3,295.  Our use of FFO as an important financial measure is discussed in more detail below.  The loss on investments in unconsolidated joint venture of $695 for the three months ended March 31, 2007 was primarily derived from our investment in One Madison Avenue in New York, New York.  In July 2007, we entered into an agreement to sell our entire investment in the One Madison Avenue joint venture to SL Green for approximately $147.0 million, subject to an external appraisal, which was to be approved by the board of directors of both parties.  The sale transaction closed on August 17, 2007, at which time we realized a gain of $92,235.

Expenses

	2008	2007	$ Change
Interest expense	$41,443	$36,461	$4,982
Management fees	7,145	4,839	2,306
Incentive fee	2,496	2,818	(322)
Depreciation and amortization	1,830	671	1,159
Marketing, general and administrative	2,804	3,820	(1,016)
Provision for loan loss/(recovery)	8,000	1,248	6,752
Provision for taxes	11	534	(523)
Total expenses	$63,729	$50,391	$13,338

Interest expense was $41,443 for the three months ended March 31, 2008 compared to $36,461 for the three months ended March 31, 2007.  Interest expense for the three months ended March 31, 2008 consisted primarily of $29,844 of interest on the investment grade tranches of our three CDOs (only two of which were in place during the same period in 2007), $2,232 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, $2,871 of expense on our three $50,000 issuances of trust preferred securities, $2,759 of interest on our unsecured revolving credit facility, and the amortization of deferred financing costs related to our CDOs, repurchase facilities and unsecured revolving credit facility.  The $36,461 of interest expense during the same period in 2007 was comprised primarily of $24,826 of interest on the investment grade tranches of our first two CDOs, $4,178 of interest on borrowings on our master repurchase facilities, and $2,871 of expense accrued against our three $50,000 issuances of trust preferred securities.

Management fees increased $2,306 for the three months ended March 31, 2008 to $7,145 versus $4,839 for the same period in 2007 due primarily to an increase in our stockholder’s equity as a result of additional issuances of common and preferred equity on which base management fees are calculated.  The remaining increase is attributable to the amount paid or payable to our Manager on investments in our three CDOs (only two of which was in place during the same period in 2007) in accordance with the CDO collateral management agreements in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on those investments under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsource and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsource agreement.

We recorded an incentive fee expense of $2,496 during the three months ended March 31, 2008 in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We also recorded incentive fee expense of $2,817 for the three months ended March 31, 2007, which reflects a lower FFO recognized during that period compared to 2008.

The decrease in marketing, general and administrative expenses to $2,804 for the three months ended March 31, 2008 versus the same period in 2007 was due primarily to higher equity related compensation, in 2007.  As a percentage of total revenues, marketing, general and administrative expenses declined to 3.3% for the three months ended March 31, 2008 from 5.6% for the same period in 2007.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs.  Our principal sources of working capital and funds for additional investments primarily include: (1) cash flow from operations; (2) borrowings under our repurchase facilities and unsecured revolving credit facility; (3) our CDOs; (4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; (5) proceeds from common or preferred equity offerings, (6) issuances of trust preferred securities and, to a lesser extent, (7) the proceeds from principal payments on our investments, and (8) the sale or syndication of certain of our debt investments or real estate investments.  We believe these sources of financing will be sufficient to meet our short-term liquidity needs.  Due to recent conditions in the capital and credit markets, we do not anticipate having the ability in the near-term to access equity capital through the public markets or debt capital through new CDO issuances.  Therefore, we will rely primarily on cash flows from operations, principal and interest payments on our investments, sales or syndications of loans, and other forms of secured or unsecured debt, or private equity, that may become available to us.

On April 1, 2008, we completed our acquisition of American Financial in a transaction with a total value of approximately $3.3 billion. In connection with this transaction, we utilized approximately $290.6 million of cash, issued 15.6 million shares of common stock and incurred $1.2 billion of debt including the assumption of approximately $1.3 billion of American Financial’s secured debt.

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

Cash Flows

Net cash provided by operating activities decreased $83,688 to $9,812 for the three months ended March 31, 2008 compared to cash provided of $93,500 for same period in 2007.  Operating cash flow is generated primarily by net interest income on our investment portfolio.  The decrease in operating cash flow for the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to the net proceeds from loans held for sale in 2007 of $83,008.  There were no net proceeds from loans held for sale in 2008.

Net cash provided by investing activities for the three months ended March 31, 2008 was $35,785 as compared to net cash used in investing activities of $336,430 during the same period in 2007.  The increase in cash provided by investing activities is primarily due to a significant decline in the new investment originations net of repayments for the three months ended March 31, 2008 as compared to the same period in 2007.

Net cash used by financing activities for the three months ended March 31, 2008 was $31,076 as compared to net cash provided by financing activities of $240,046 during the same period in 2007.  The decrease for the three months ended 2008 as compared to the same period in 2007 is primarily attributable to a decrease of $152,851 in restricted cash in connection with financing investments in our CDOs, and an increase of dividends paid in 2008 of $80,661 which was due to the declaration of a $2.00 per common share special dividend in December 2007 paid in January 2008.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share.  As of March 31, 2008, 34,853,911 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

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

Common Stock

As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200.  On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations.  As of March 31, 2008 and December 31, 2007, 594,333 restricted shares had also been issued under our 2004 Equity Incentive Plan, or our Equity Incentive Plan.  These shares have a vesting period of two to four years.

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

In September 2007, we sold 4,825,000 shares of common stock, at a public offering price of $26.25 per share, resulting in net proceeds of approximately $124.5 million.  A total of 3,618,750 shares were sold through a public offering and an additional 1,206,250 shares were sold directly to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in our outstanding shares of common stock.  After this offering, SL Green Operating Partnership, L.P. owned 7,624,583 shares of our common stock.  Net proceeds were used to retire borrowings under the Company’s unsecured facility and to create additional funding capacity for opportunistic investments.

In November 2007, we sold, through a private placement pursuant to Section 4(2) of the Securities Act, 3,809,524 shares of common stock at a price of $26.25 per share to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising gross proceeds of approximately $100,000.  Subsequent to this private placement, SL Green’s ownership percentage was approximately 22% of the outstanding shares of our common stock at March 31, 2008.

Outperformance Plan (Amounts in thousands except per share data)

In June 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, will share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share.  The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum limit equal to the lesser of 4% of our outstanding shares and units of limited partnership interest as of the end of the performance period, or 1,200,000 shares.  If our total return to stockholders from June 1, 2005 to any subsequent date exceeds 80% and remains at that level or higher for 30 consecutive days, then a minimum performance pool will be established.  In the event the potential performance pool reaches the maximum dilution cap before May 31, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30-day period.  Each participant’s award under the 2005 Outperformance Plan is designated as a specified percentage of the aggregate performance pool to be allocated to such participant assuming the 30% benchmark is achieved.  Individual awards under the 2005 Outperformance Plan will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election.  Under the 2005 Outperformance Plan, LTIP Units have been granted and additional LTIP Units may be granted in the future prior to the determination of the performance pool; however, these LTIP Units will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool, or minimum performance pool, is established.  The 2005 Outperformance Plan provides that if a pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Once a performance pool has been established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with 50% of the LTIP Units earned vesting in May 2009 and the balance vesting one year later based on continued employment with our Manager or SL Green.  We will record the expense of the restricted stock award in accordance with FASB Statement No. 123(R).  Compensation expense of $308 and $383 was recorded for the three months ended March 31, 2008 and 2007, respectively, related to the 2005 Outperformance Plan.  The measurement date under our 2005 Outperformance Plan will occur on May 31, 2008 and, absent any material increase in the price of our common stock on the NYSE, we expect that our 2005 Outperformance Plan will expire with no value to any of the plan participants.

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

As of March 31, 2008, there were approximately 38,713 phantom stock units outstanding, of which 26,713 units are vested.

Market Capitalization

At March 31, 2008, our CDOs and borrowings under our repurchase facilities, unsecured revolving credit facility and mortgage loans (excluding our share of joint venture debt of $242 million) represented 79% of our consolidated market capitalization of $3.9 billion (based on a common stock price of $20.93 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2008).  Market capitalization includes our consolidated debt and common stock.

Indebtedness

The table below summarizes borrowings at March 31, 2008 and December 31, 2007, which currently include our Wachovia and Goldman repurchase facilities, KeyBank unsecured revolving credit facility, any proportionately consolidated mortgage debt or term loans, our CDOs and our subordinated debentures:

	March 31, 2008	December 31, 2007
Repurchase agreements	$166,777	$200,197
Credit facilities	50,000	—
Mortgage notes payable	153,624	153,624
Collateralized debt obligations	2,721,700	2,735,145
Junior subordinated debentures	150,000	150,000
Total	$3,242,101	$3,238,966

Cost of debt	LIBOR+0.82%	LIBOR+0.81%

Repurchase Facilities

We have two repurchase facilities, one with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, and one with Goldman Sachs Mortgage Company, or Goldman.

The repurchase facility with Wachovia is a $500,000 facility.  This facility was initially established as a $250,000 facility, was increased to $350,000 from $250,000 effective January 2005, and was subsequently increased to $500,000 effective April 2005. In June 2007, we modified the facility by further reducing the credit spreads.  As a result of the modifications, the $500,000 facility bears interest at spreads of 0.65% to 2.50% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 60% to 95% based upon the collateral provided under a borrowing base calculation.  In October 2006, we extended the facility’s maturity date until October 2009.  The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines.  We had no accrued interest and borrowings of $121,867 at a weighted average spread to LIBOR of 1.33% as of March 31, 2008, and no accrued interest and borrowings of $165,286 at a weighted average spread to LIBOR of 1.33%, as of December 31, 2007.

We also have a repurchase facility with Goldman.  In October 2006 we increased this facility from $200,000 to $400,000 and extended its maturity date until September 2009.  In June 2007, we modified the facility by further reducing the credit spreads.  As a result of the modifications, the facility bears interest at spreads of 1.00% to 1.50% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 70% to 90% based upon the collateral provided under a borrowing base calculation.  As with the Wachovia facility, the lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines.  We had accrued interest of $128 and borrowings of $44,910 at a weighted average spread to LIBOR of 1.18% as of March 31, 2008, and accrued interest of $189 and borrowings of $34,911 at a weighted average spread to LIBOR of 1.07% under this facility at December 31, 2007.

The terms of our repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $15,000, (c) require our fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require us to maintain minimum tangible net worth of not less than (i) $400,000, plus (ii) 75% of the net proceeds of our subsequent equity issuances following the date of the June 2007 amendments. The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined therein) for the previous four quarters under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as our Manager.  As of March 31, 2008 and December 31, 2007, we were in compliance with all such covenants.

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

Unsecured Revolving Credit Facility

In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option.  The initial facility was supported by a negative pledge of an identified asset base (involving substitution rights) with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation.  The lender also had consent rights to the inclusion of assets in the borrowing base calculation.  The facility bore interest at 1.90% over one-month LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over one-month LIBOR to the extent out leverage ratio is equal to or greater than 80%. In June 2007 the facility was increased to $175,000 and interest spreads on the facility were reduced.  The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation.  The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. We had accrued interest of $6 and borrowings of $50,000 as of March 31, 2008, and no accrued interest and borrowings under this facility at December 31, 2007.

The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.30, and (c) require us to maintain minimum tangible net worth of not less than $450,000 plus 75% of the net proceeds from equity offerings completed following the date of the

June 2007 amendment.  The covenants also restrict us from making distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT) for the previous four quarters, except that we may in any case pay distributions necessary to maintain our REIT status.  An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our Manager.  As of March 31, 2008 and December 31, 2007, we were in compliance with all such covenants.

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

In August 2007, we issued $1,100,000 of CDOs through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer, and together with the 2005 Issuer and the 2006 Issuer, the Issuers, and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer, and together with the 2005 Co-Issuer and the 2006 Co-Issuer, the Co-Issuers. The CDO consists of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer.  The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.46%. We incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO.  The Issuers and Co-Issuers in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments and CMBS, which serve as collateral for the CDO.  Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid.  The financial statements of the Issuer of each CDO are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments.

In January 2008, we repurchased $4,000 of Class B notes in the 2005 Issuer and $9,500 of Class B notes in the 2007 Issuer at a dollar price of approximately $0.79 and $0.70, respectively.  We recorded a net gain of $3,499 in connection with the repurchase of notes of such Issuers.

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

Contractual Obligations

Combined aggregate principal maturities of our CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note related to our TIC interest in 55 Corporate Drive, mortgage note relating to 292 Madison Avenue, unsecured revolving credit facility, unfunded loan commitments and our obligations under our management agreement, outsource agreement, CDO collateral management agreements and operating lease as of March 31, 2008 are as follows (amounts in thousands):

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable(1)	Unsecured Revolving Credit Facility	Unfunded Loan (2) Commitments	Outsource and Management Agreements (3)	CDO Collateral Management Agreements	Operating Lease	Total
2008	$—	$—	$—	$—	$—	$23,792	$17,880	$5,139	$261	$47,072
2009	—	166,777	—	—	50,000	86,196	18,263	5,139	265	326,640
2010	—	—	—	—	—	55,651	—	4,205	283	60,139
2011	—	—	—	—	—	—	—	2,302	297	2,599
2012	—	—	—	—	—	—	—	555	302	857
Thereafter	2,721,700	—	150,000	153,624	—	—	—	—	752	3,026,076
Total	$2,721,700	$166,777	$150,000	$153,624	$50,000	$165,639	$36,143	$17,340	$2,160	$3,463,383

(1)   We have a 49.75% interest in the mortgage for $94,525 associated with 55 Corporate Drive and a 100% interest in the $59,099 note associated with 292 Madison Avenue.

(2)   Based on loan budgets and estimates.

(3)   Management fee is calculated as 1.75% of our gross stockholders equity (as defined in the management agreement) on December 31, 2007, inclusive of the trust preferred securities issued on May 20, 2005, August 9, 2005 and January 27, 2006.

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

Related Party Transactions (Amounts in thousands)

In connection with our initial public offering, we entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006.  The management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights.  We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities.  We incurred expense to the Manager under this agreement of an aggregate of $7,145 and $4,839 for the three months ended March 31, 2008 and 2007, respectively.

To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement.  We incurred $2,496 and $2,817 with respect to such Class B limited partner interests for the three months ended March 31, 2008 and 2007.

We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between the Manager and SL Green Operating Partnership, L.P.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets.  The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us.  The outsource agreement provides for an annual fee payable by us, which fee is currently $1,366 per year, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year.  For the three months ended March 31, 2008 and 2007, we realized expense of $341 and $332, respectively, to our Manager under the outsource agreement.  For the three months ended March 31, 2008 and 2007, we realized expense of $1,324 and $769, respectively, to our Manager under the asset servicing agreement.  Payments under the outsource agreement will increase subsequent to the closing of our merger with American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company.

In connection with the closing of our first CDO in July 2005, the 2005 Issuer entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Board of Directors has allocated to the Manager the subordinate collateral management fee paid on the CDO securities not held by us.  At March 31, 2008 and December 31, 2007 we owned all of the non-investment grade bonds, preferred equity and equity in both CDOs.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us.  For the three months ended March 31, 2008 and 2007, we realized expense of $512 and $507, respectively, to the Manager under such collateral management agreement.

Except for the 2005 CDO, fees payable in connection with CDOs or other securitization vehicles are governed by the management agreement.  Pursuant to that agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, our Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with us or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own investment grade bonds.  For the purposes of the management agreement, a “managed transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth.  Both “managed transitional” and “managed non-transitional” CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures.  If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to us.  For the three months ended March 31, 2008 and 2007, we realized expense of $571 and $565, respectively, to the Manager under this agreement.  With respect to the CDO which closed in August, 2007, we realized expense of $216 to our Manger for the three months ended March 31, 2008.

In April 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building.  The joint venture, which was owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green was created to acquire, own and operate the South Building. The joint venture interests are pari passu.  The joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building.  The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC (“CS”)  pursuant to a lease with a 15-year remaining term.  In August 2007 we sold our entire investment in the joint venture to SL Green Realty Corp. for approximately $147.0 million and realized a gain of $92,235.  In August 2007, an affiliate of SL Green loaned approximately $147.0 million to our Operating Partnership.  This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of the sale of our 45% interest in One Madison Avenue to SL Green.  As a result of the sale of our interest in August 2007, the loan was repaid with interest on such date.

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

Commencing in May 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten.  For the three months ended March 31, 2008 and 2007, we paid $62 and $63 under this lease, respectively.

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

In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder.  The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture.  The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,477 and $90,389 as of March 31, 2008 and December 31, 2007, respectively.

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

In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of March 31, 2008 and December 31, 2007, our interest in the whole loan had a carrying value of $65,066 and $65,033, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

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

In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York.  The acquisition was financed with a $86,063 10-year fixed rate mortgage loan.  The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years.  The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu.  As of March 31, 2008 and December 31, 2007, the investment had a carrying value of $22,074 and $20,390, respectively.  We recorded our pro rata share of net income of $1,504 for the three months ended March 31, 2008.

In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building.  The transaction was financed with a $120,443 10-year fixed rate mortgage loan.  The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green.  The TIC interests are pari passu.  As of March 31, 2008 and December 31, 2007, the investment had a carrying value of $30,694 and $28,332, respectively.  We recorded our pro rata share of net income of $1,931 for the three months ended March 31, 2008.

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

In August 2007, we closed on the purchase from a financial institution of a $12,500 mezzanine loan on a substantially complete residential condominium project in the upper east side of Manhattan.  The investment bears interest at the current pay rate of 11% over LIBOR, and a 19% look-back internal rate of return at maturity.  At closing, an affiliate of SL Green simultaneously acquired a $12,500 pari-passu interest in the same tranche of the capital structure.

In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green.  Immediately thereafter we, along with SL Green, sold all of our interests in the loan to an unaffiliated third party.  Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of its interest in the loan back to SL Green.  In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party.  At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches.

In September 2007, the Manager earned a $1,000 collateral selection fee payable by Nomura International plc.  We purchased $18,000 of par bonds of the same securities to which the collateral selection fee was related and was earned.  As part of the closing on the securities purchased, we collected and immediately remitted the fee due to the Manager.

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

Bright Star Couriers LLC, or Bright Star, provides messenger services to us.  Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman.  The aggregate amount of fees paid by us for such services for the three months ended March 31, 2008 and 2007, was less than $1 and less than $1, respectively.

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

FFO for the three months ended March 31, 2008 and 2007 are as follows (amounts in thousands):

	For the Three Months Ended
	2008	2007
Income from continuing operations	$25,482	$17,582
Add:
Depreciation and amortization	4,589	2,419
FFO adjustment for unconsolidated joint ventures	186	1,947
Less:
Provision for taxes	(11)	(534)
Dividends on preferred stock	(2,336)	—
Non real estate depreciation and amortization	(3,877)	(1,836)
Funds from operations	$24,033	$19,578

Funds from operations per share - basic	$0.69	$0.75
Funds from operations per share - diluted	$0.69	$0.71

Cautionary Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions.  Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations.  Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved.  We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report.  These risks, uncertainties and contingencies include, but are not limited to, the following:

•                  the success or failure of our efforts to implement our current business strategy;

•                  economic conditions generally and in the commercial finance and real estate markets specifically;

•                  the performance and financial condition of borrowers, tenants, and corporate customers;

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

•                  certain factors relating to our acquisition of American Financial including, but not limited to, the ability to integrate American Financial’s business and to achieve expected synergies, operating efficiencies and other benefits, or within expected cost projections, and to preserve the goodwill of the acquired business, and the amount of expenses and other liabilities incurred or accrued in connection with closing of the merger; and

•                  other factors discussed under Item IA Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, disclosure, and transition.  This interpretation was effective January 1, 2007 for us.  The adoption of FIN 48 did not have a material impact on our financial results for the year ended December 31, 2007.

In February 2007, the FASB issued Statement No. 159, or SFAS 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities.’’  SFAS 159 permits entities to choose to measure many financial instruments and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to reporting periods beginning after November 15, 2007.  We did not elect SFAS 159 for any of our financial assets and financial liabilities as of March 31, 2008.

In June 2007, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position (“SOP”) 07-01 “Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies,” or SOP 07-1.  SOP 07-1 clarifies the scope of accounting for investment companies and provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies or the Guide.  For those entities that are investment companies under SOP 07-1, the specialized industry accounting principles of the Guide (referred to as Investment Company accounting) should be retained by a parent company when it consolidates its interest in the investment company or by an equity method investor when it records its interest in the investment company.  The SOP also provides for certain disclosure requirements for parent companies and equity method investors in investment companies that continue investment company accounting in the parent’s consolidated financial statements or the financial statements of the equity method investor.  The SOP was to be effective for fiscal years beginning on or after December 15, 2007; however in a meeting on October 17, 2007, the FASB voted to indefinitely defer the effective date and add to the FASB’s technical agenda, consideration of amending certain provisions of the SOP.  We maintain an exemption from the Investment Company Act of 1940, as amended, and are therefore not regulated as an investment company and as a REIT, we are not subject to the AICPA’s Investment Company Accounting and Auditing Guide.  We continue to monitor the FASB’s developments with respect to SOP 07-1.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations,”  or SFAS 141(R), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS 141, “Business Combinations”. SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS 141(R) are: (1) acquisition and restructuring would be now expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and noncontractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings. Noncontractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets & liabilities, including the minority interest portion and goodwill is recorded as if a 100% interest was acquired. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the effect, if any, that this pronouncement will have on our future financial position or results of operations.

In February 2008, the FASB issued Staff Position No. 140-3, or FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty.  Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: 1) the purchase and corresponding financing are not contractually contingent; 2) the repurchase financing provides recourse; 3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and 4) the maturity of financial asset and repurchase are not conterminous.  A linked transaction would require a determination under FAS 140 to conclude if the transaction meets the requirements for sale accounting.  If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings.  The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty.  The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheets and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements.  FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  We are currently evaluating the effect, if any, that this pronouncement will have on our future financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We are currently evaluating the impact of adopting SFAS No. 161 may have on our consolidated financial statements.

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

During 2007 and continuing in the first quarter of 2008, the global capital markets experienced unprecedented volatility, resulting in dramatic changes in credit spreads, prices of financial assets, liquidity and the availability and cost of debt and equity capital.  The impact has been most severe in the single-family residential real estate mortgage markets in the United States, but has more recently affected the commercial real estate debt markets in which we invest.  In particular, subsequent to the issuance of our third CDO in August 2007, the commercial real estate securitization markets have experienced severe declines in transaction activity, reductions in short-term and long-term liquidity, and widening credit spreads.  We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our growing portfolio of commercial loans and CMBS investment portfolio.  Overall, this environment has led to increased costs, reduced availability of efficient debt capital and reduced production volumes for us.  Currently, the new issue market for structured finance transactions including commercial real estate CDOs is dormant.  This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity.  These conditions have also adversely impacted the ability of commercial property owners to service their debt and refinance their loans as they mature.

We believe our businesses will ultimately benefit in the long run, from a market environment where assets are priced and structured more conservatively.  In addition, our acquisition of American Financial will combine the existing operating platforms of American Financial with our own to create an integrated commercial real estate finance and operating company, and will transform us from primarily a specialty finance company into a $7.5 billion diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments.

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

Our operating results will depend in large part on differences between the income from our assets and our borrowing costs.  Most of our assets and borrowings are variable-rate instruments that we finance with variable rate debt.  The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds.  We enter into hedging transactions with respect to all liabilities relating to fixed rate assets.  If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease.  Furthermore, as most of our available financing provides for an ability of the lender to mark-to-market our assets and make margin calls based on a change in the value of our assets, financing fixed rate assets with this debt creates the risk that an increase in fixed rate benchmarks (such as “swap” yields) would decrease the value of our fixed rate assets.  We have entered into certain swap transactions in anticipation of drawing upon our mark-to-market debt to hedge against this risk.  Some of our loans are subject to various interest rate floors.  As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns.  Because we generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income will generally increase if LIBOR increases and decreases if LIBOR decreases, but this may not always be true in the future.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the three months ended March 31, 2008 would have increased our interest cost by approximately $7,333, offset by an increase in our investment income of approximately $5,416.

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

The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments and CMBS as of March 31, 2008 and December 31, 2007 were as follows:

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2008	2007	2008	2007	2008	2007	2008	2007
Whole loans, floating rate	$1,565,300	$1,594,338	61%	60%	—	—	337 bps	332 bps
Whole loans, fixed rate	155,250	204,192	6%	8%	7.15%	7.79%	—	—
Subordinate interests in whole loans, floating rate	142,917	146,901	6%	6%	—	—	471 bps	447 bps
Subordinate interests in whole loans, fixed rate	43,314	61,890	2%	2%	8.31%	8.78%	—	—
Mezzanine loans, floating rate	411,757	413,813	16%	16%	—	—	603 bps	607 bps
Mezzanine loans, fixed rate	223,504	203,753	9%	8%	8.99%	8.91%	—	—
Preferred equity, fixed rate	11,868	11,858	—	—	10.09%	10.09%	—	—
Subtotal/ Weighted average	$2,553,910	$2,636,745	100%	100%	8.30%	8.45%	398 bps	395 bps

CMBS, floating rate	54,261	23,817	7%	3%	—	—	783 bps	593 bps
CMBS, fixed rate	781,661	768,166	93%	97%	6.21%	6.13%	—	—
Subtotal/ Weighted average	835,922	791,983	100%	100%	6.21%	6.13%	783 bps	593 bps

Total	$3,389,832	$3,428,728	100%	100%	6.95%	7.02%	407 bps	397 bps

(1)  Loan and other lending investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)  Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

As of March 31, 2008, our loans and other lending investments and CMBS had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2008	24	687,372	20%
2009	33	994,444	29%
2010	18	453,298	14%
2011	3	63,734	2%
2012	4	109,025	3%
Thereafter	25	1,081,959	32%
Total	107	3,389,832	100%

Weighted average maturity (1)		3.9 years

(1) The calculation of weighted average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

Combined aggregate principal maturities of our consolidated CDOs, repurchase facilities, trust preferred securities, proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive, and unsecured revolving credit facility as of March 31, 2008 are as follows:

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Note Payable		Unsecured Revolving Credit Facility	Total
2008	$—	$—	$—	$—		$—	$—
2009	—	166,777	—	—		50,000	216,777
2010	—	—	—	—		—	—
2011	—	—	—	—		—	—
2012	—	—	—	—		—	—
Thereafter	2,721,700	—	150,000	153,624	(1)	—	3,025,324
Total	$2,721,700	$166,777	$150,000	$153,624		$50,000	$3,242,101

(1) We have a 49.75% interest in the mortgage note for $94,525 and a 100% interest in the $59,099 note.

The following table summarizes the notional and fair value of the our derivative financial instrument at March 31, 2008.  The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$3,462	4.280%	7/2005	12/2009	$(113)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(175)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	7/2015	(701)
Interest Rate Swap	3 month LIBOR	12,000	3.063%	1/2008	7/2010	(146)
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(871)
Interest Rate Swap	3 month LIBOR	2,000	3.073%	1/2008	7/2010	(25)
Interest Rate Swap	3 month LIBOR	347,526	5.408%	8/2007	5/2017	(32,354)
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	(73,866)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	(4,210)
Interest Rate Swap	1 month LIBOR	24,143	5.114%	2/2008	1/2017	(2,137)
Interest Rate Swap	1 month LIBOR	16,412	5.203%	2/2008	5/2017	(1,550)
Total		$1,177,817				$(116,148)

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.  Also, we may have investments in certain unconsolidated entities.  As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

PART II            OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

None

ITEM 1A.         RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.            OTHER INFORMATION

None

ITEM 6.            EXHIBITS

(a)          Exhibits:

Exhibit No.	Description

2.1*

Letter Agreement, dated March 24, 2008, by and among the Company, GKK Capital LP, GKK Stars Acquisition LLC, GKK Stars Acquisition Corp., GKK Stars Acquisition LP, American Financial Realty Trust and First State Group, L.P. (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K (No. 001-32248) which was filed with the SEC on March 25, 2008).

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

3.3*

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (No. 001-32248) which was filed with the Commission on December 14, 2007).

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

10.1*

Loan Agreement, dated March 28, 2008, by and among First States Investors HFS, L.P., First States Investors FPC, L.P. and First States Investors TRS, L.P., as borrowers, and Gramercy Investment Trust, as lender (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (No. 001-32248) which was filed with the SEC on April 7, 2008).

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

GRAMERCY CAPITAL CORP.

		By:	/s/ John B. Roche
John B. Roche
Chief Financial Officer

Date:	May 9, 2008