Form 10-Q
period 2008-06-30
GRAMERCY CAPITAL CORP
filed 2008-08-04
CIK 1287701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of the registrant's common stock, $0.001 par value, was 51,297,517 as of August 4, 2008.

 GRAMERCY CAPITAL CORP.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Gramercy Capital Corp.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
Assets:
Real estate investments, at cost:
Land	$741,619	$88,720
Building and improvements	2,642,437	79,549
Less: accumulated depreciation	(19,170)	(2,015)

Total real estate investments, net	3,364,886	166,254
Cash and cash equivalents	55,201	293,126
Restricted cash	229,119	135,957
Pledged government securities, net	103,527	—
Loans and other lending investments, net	2,179,311	2,441,747
Commercial mortgage-backed securities	855,815	791,983
Investments in joint ventures	68,799	49,440
Assets held for sale	397,030	194,998
Tenant and other receivables, net	52,565	—
Derivative instruments, at fair value	786	—
Accrued interest	33,040	32,587
Intangibles, net of accumulated amortization of $7,847 and $0	412,634	—
Deferred costs, net of accumulated amortization of $25,830 and $16,962	78,441	56,109
Other assets	51,705	42,877

Total assets	$7,882,859	$4,205,078

Liabilities and Stockholders' Equity:
Mortgage notes payable	$2,557,181	$153,624
Credit facilities	168,917	—
Repurchase agreements	94,915	200,197
Collateralized debt obligations	2,683,955	2,735,145

Total secured and other debt	5,504,968	3,088,966
Accounts payable and accrued expenses	117,299	35,188
Management and incentive fees payable	6,065	5,617
Dividends payable	34,675	93,992
Accrued interest payable	12,677	—
Deferred revenue	83,622	—
Below-market lease liabilities, net of accumulated amortization of $16,581 and $0	746,146	—
Leasehold interests, net of accumulated amortization of $704 and $0	21,895	—
Liabilities related to real estate held for sale	7,274	—
Derivative instruments, at fair value	63,902	72,495
Other liabilities	14,995	10,085
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	150,000

Total liabilities	6,763,518	3,456,343

Commitments and contingencies	—	—
Minority interest	2,386	—
Stockholders' Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 51,295,294 and 34,850,577 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	51	34
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, issued and outstanding at June 30, 2008 and December 31, 2007	111,205	111,205
Additional paid-in-capital	1,079,851	685,958
Accumulated other comprehensive loss	(58,627)	(65,658)
(Accumulated deficit) retained earnings	(15,525)	17,196

Total stockholders' equity	1,116,955	748,735

Total liabilities and stockholders' equity	$7,882,859	$4,205,078

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Rental revenue	$79,580	$1,850	$83,279	$3,586
Investment income	63,003	72,828	137,598	132,797
Operating expense reimbursements	32,014	—	32,014	—
Gain on sales and other income	22,756	3,625	30,553	10,054

Total revenues	197,353	78,303	283,444	146,437

Property Operating Expenses
Other property operating expenses	20,293	—	20,293	—
Real estate taxes	10,265	—	10,265	—
Utilities	9,903	—	9,903	—
Ground rents and leasehold obligations	4,094	—	4,094	—
Direct billable expenses	1,747	—	1,747	—

Total property operating expenses	46,302	—	46,302	—

Net operating income	151,051	78,303	237,142	146,437

Other Expenses
Interest expense	77,678	39,209	119,121	75,670
Provision for loan losses	23,214	2,900	31,214	4,148
Depreciation and amortization	22,232	1,088	24,062	1,759
Management fees	9,106	5,414	16,251	10,253
Incentive fee	2,604	3,784	5,100	6,601
Marketing, general and administrative	4,067	4,103	6,872	7,923

Total expenses	138,901	56,498	202,620	106,354

Income before equity in net income (loss) of joint ventures, provision for taxes, minority interest and discontinued operations	12,150	21,805	34,522	40,083
Equity in net income(loss) from joint ventures	1,591	484	4,700	(211)

Income before provision for taxes, minority interest and discontinued operations	13,741	22,289	39,222	39,872
Provision for taxes	—	(429)	(11)	(963)

Net income from continuing operations before minority interests	13,741	21,860	39,211	38,909

Minority interest	(241)	—	(241)	—
Net income from continuing operations	13,500	21,860	38,970	38,909
Net loss from discontinued operations	(1,104)	—	(1,104)	—

Net Income	12,396	21,860	37,866	38,909

Preferred stock dividends	(2,336)	(1,895)	(4,672)	(1,895)

Net income available to common stockholders	$10,060	$19,965	$33,194	$37,014

Basic earnings per share:
Net income from continuing operations	$0.22	$0.77	$0.80	$1.42
Net loss from discontinued operations	(0.02)	—	(0.03)	—

Net income available to common stockholders	$0.20	$0.77	$0.77	$1.42

Diluted earnings per share:
Net income from continuing operations	$0.22	$0.73	$0.80	$1.35
Net loss from discontinued operations	(0.02)	—	(0.03)	—

Net income available to common stockholders	$0.20	$0.73	$0.77	$1.35

Dividends per common share	$0.63	$0.63	$1.26	$1.19

Basic weighted average common shares outstanding	51,166	26,049	42,966	26,037

Diluted weighted average common shares and common share equivalents outstanding	51,291	27,462	43,167	27,467

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income

(Unaudited, amounts in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)/ Retained Earnings
			Series A Preferred Stock	Additional Paid- In-Capital				Comprehensive Income
	Shares	Par Value					Total
Balance at December 31, 2007	34,850	$34	$111,205	$685,958	$(65,658)	$17,196	$748,735
Net income						37,866	37,866	$37,866
Change in net unrealized loss on derivative instruments					9,446		9,446	9,446
Reclassification adjustments from cash flow hedges included in net income					(2,709)		(2,709)	(2,709)
Change in net unrealized loss on commercial mortgage-backed securities previously available for sale					294		294	294
Issuance of common stock in connection with American Financial Realty Trust acquisition	16,280	16		389,869			389,885
Issuance of stock—stock purchase plan	2			46			46
Proceeds from stock option exercises	86	1		1,305			1,306
Stock-based compensation—fair value				2,056			2,056
Deferred compensation plan, net	77			617			617
Dividends declared on common stock						(65,915)	(65,915)
Dividends declared on preferred stock						(4,672)	(4,672)

Balance at June 30, 2008	51,295	$51	$111,205	$1,079,851	$(58,627)	$(15,525)	$1,116,955	$44,897

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income	$37,866	$38,909
Adjustments to net cash provided by operating activities:
Depreciation and amortization	27,405	6,220
Minority Interest	251	—
Amortization of acquired leases to rental income	(13,477)	—
Amortization of deferred costs	5,446	—
Amortization of discount, net, and other fees	(12,706)	(15,588)
Deferred revenue	(8,069)	(3,586)
Straight line rent adjustment	5,052	—
Equity in net (income) loss of joint ventures	(4,700)	211
Gain on extinguishment of debt	(21,697)	—
Amortization of stock compensation	2,672	3,140
Provision for loan loss	31,214	4,148
Unrealized gain on derivative instruments	(2,653)	33
Net realized gain on loans held for sale	(10)	(4,354)
Changes in operating assets and liabilities:
Restricted cash	39,855	—
Tenant and other receivables	(3,720)	—
New investments in loans held for sale	—	(151,638)
Proceeds from sale of loans and loan commitments and loans held for sale	—	177,414
Accrued interest	(1,731)	(3,154)
Other assets	25,087	2,021
Management and incentive fees payable	448	2,797
Settlement of derivative instruments	—	(460)
Accounts payable, accrued expenses and other liabilities	11,465	(2,051)

Net cash provided by operating activities	117,998	54,062

Investing Activities
Transaction costs of business combination	(108,199)	—
Cash consideration paid for business combination net of cash acquired of $155,356	(586,825)	—
Capital expenditures and leasehold costs	(5,010)	—
Proceeds from sale of real estate	44,546	—
New investment originations and funded commitments	(165,107)	(1,218,083)
Principal collections on investments	273,274	550,909
Proceeds from loan syndications	85,132	15,139
Investment in commercial real estate	—	151
Investment in commercial mortgage-backed securities	(61,736)	(25,160)
Investment in joint venture	(1,134)	(16,946)
Decrease in accrued interest income	106	—
Purchase of marketable investments	(5,345)	—
Sale of marketable investments	1,880	—
Change in restricted cash from investing activities	(56,010)	7,283
Deferred investment costs	(1,499)	(1,257)

Net cash used in investing activities	(585,927)	(687,964)

Gramercy Capital Corp.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2008	2007
Financing Activities
Proceeds from repurchase facilities	22,867		1,067,114
Repayments of repurchase facilities	(128,149)		(787,867)
Proceeds from unsecured revolving credit facility	75,000		75,000
Change in restricted cash from financing activities	51,476		198,374
Repurchase of collateralized debt obligations	(29,603)		—
Proceeds from stock options exercised	1,306		1,050
Proceeds from acquisition financing	1,114,743		—
Repayment of mortgage notes and credit facilities	(716,525)		—
Payment for deferred financing and derivative instruments	(31,253)		(2,017)
Net proceeds from sale of common stock	46		—
Net proceeds from sale of preferred stock	—		111,205
Dividends paid	(129,903)		(28,868)

Net cash provided by financing activities	230,005		633,991

Net (decrease) increase in cash and cash equivalents	(237,925)		89
Cash and cash equivalents at beginning of period	293,126		19,314

Cash and cash equivalents at end of period	$55,201		$19,403

Non-cash activity
Deferred losses and other non-cash activity related to derivatives	$(6,737)		$—

Issuance of common stock for acquisition advisory costs	$11,213		$—

Issuance of common stock in business combination	$378,672	$

Assumptions of mortgage loans	$1,316,004		$—

SFAS 141 mark-to-market of debt assumed	$24,743		$—

Supplemental cash flow disclosures
Interest paid	$111,046		$71,539

Income taxes paid	$393		$850

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

1. Business and Organization

        Gramercy Capital Corp. (the "Company" or "Gramercy") is an integrated commercial real estate specialty finance and property investment company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. On April 1, 2008, the Company completed the acquisition of American Financial Realty Trust (NYSE: AFR) ("American Financial") in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financial's secured debt. The acquisition transformed the Company from a pure specialty finance company into a $7.9 billion diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments.

        The Company's commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. The Company's property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties leased primarily to financial institutions and affiliated users throughout the United States. These institutions are for the most part, deposit-taking commercial banks, thrifts and credit unions, which the Company generally refers to as "banks." The Company's portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., Wachovia Bank, National Association, Regions Financial Corporation and Citizens Financial Group, Inc. and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company's commercial real estate finance and property investment businesses are conducted.

        Substantially all of the Company's operations are conducted through GKK Capital LP, a Delaware limited partnership, or the Operating Partnership. The Company, as the sole general partner of, and currently the holder of 100% of the common units of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership have no authority to transact business for, or participate in the management activities of the Operating Partnership. Accordingly, the Company consolidates the accounts of the Operating Partnership.

        The Company is externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green. At June 30, 2008, SL Green Operating Partnership, L.P. owned approximately 15.8% of the outstanding shares of the Company's common stock. The Company qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with its taxable year ended December 31, 2004 and the Company expects to qualify for the current fiscal year. To maintain the Company's tax status as a REIT, the Company plans to distribute at least 90% of taxable income.

        As of June 30, 2008, Gramercy Finance held loans and other lending investments and CMBS of $3,179,297 net of fees, discounts, and unfunded commitments with an average spread to 30 day LIBOR of 404 basis points for its floating rate investments, and an average yield of approximately 6.96% for its fixed rate investments. As of June 30, 2008, Gramercy Finance also held interests in three credit tenant net lease investments, or CTL investments, two interests in fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

1. Business and Organization (Continued)

        As of June 30, 2008, Gramercy Realty's portfolio consisted of 798 bank branches, 347 office buildings and 11 land parcels, of which 125 bank branches and one office building were partially owned through joint ventures. Gramercy Realty's wholly-owned properties aggregated approximately 27.7 million rentable square feet and its partially-owned properties aggregated approximately 1.0 million rentable square feet, including 0.6 million rentable square feet in an unconsolidated joint venture. As of June 30, 2008, the occupancy of Gramercy Realty's wholly-owned properties was 87.5% and the occupancy for its partially-owned properties was 99.9%. Gramercy Realty's two largest tenants are Bank of America, N.A. and Wachovia Bank, National Association and as of June 30, 2008, they represented approximately 43.0% and 14.8%, respectively, of the rental income of Gramercy Realty's portfolio and occupied approximately 45.2% and 19.2%, respectively, of Gramercy Realty's total rentable square feet.

        Due to the nature of the business of Gramercy Realty's tenant base, Gramercy Realty typically enters into long-term leases with its tenants. As of June 30, 2008, the weighted average remaining term of Gramercy Realty's leases was 10.8 years and approximately 80.6% of its base revenue was derived from net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, Gramercy Realty is focused on maximizing the value of its portfolio through acquisitions and strategic sales and through effective and efficient property management and leasing operations.

        The Company relies on the credit and equity markets to finance and grow its business. During the second half of 2007 and the first half of 2008, severe credit and liquidity issues in the sub-prime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including the Company, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, the Company is focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing up vacant space and reducing corporate overhead as a percentage of its total assets and total revenues.

Basis of Quarterly Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2008 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

1. Business and Organization (Continued)

conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

        The balance sheet at December 31, 2007 has been derived from the audited financial statement at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the Company's accounts and those of the Company's subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities in which the Company is the primary beneficiary under FASB Interpretation No. 46R, or FIN 46R, "Consolidation of Variable Interest Entities." FIN 46R requires a variable interest entity, or VIE, to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity's equity investment at risk to absorb losses, and determined that the Company is the primary beneficiary for one variable interest entity and has included the accounts of this entity in the consolidated financial statements. Entities which the Company does not control and entities which are VIE's, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

Variable Interest Entities

        The Company's ownership of the subordinated classes of CMBS from a single issuer may provide the Company with the right to control the foreclosure/workout process on the underlying loans. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity ("QSPE") does not consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. FASB Statement No. 140, or SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity's QSPE status can be affected in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent that the Company's CMBS investments were issued by a special-purpose entity that meets the QSPE requirements, the Company records those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, the Company follows the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

        The Company has analyzed the pooling and servicing agreements governing each of its controlling class CMBS investments and the Company believes that the terms of those agreements conform to industry standards and are consistent with the QSPE criteria.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

        In April of 2008, the FASB voted to eliminate the scope exception for QSPEs from the guidance in SFAS No. 140 and to remove the scope exception for QSPEs from FIN 46R. This will require that VIEs previously accounted for as QSPEs be analyzed for consolidation according to FIN 46R. While the revised standards have not been finalized, and deferred for potential application until 2010, this change may affect the Company's consolidated financial statements.

        At June 30, 2008, the Company owned securities of three controlling class CMBS trusts with a carrying value of $38,867. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, the Company has concluded that it would not be the primary beneficiary of any of the underlying special-purpose entities. At June 30, 2008, the Company's maximum exposure to loss as a result of its investment in these QSPEs totaled $38,867, which equals the book value of these investments as of June 30, 2008.

        The financing structures that the Company offers to the borrowers on certain of its real estate loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. The Company's management has evaluated these entities and has concluded that none of such entities are VIEs that are subject to the consolidation rules of FIN 46R.

Real Estate and CTL Investments

        The Company records acquired real estate at cost. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repairs expenditures are charged to expense as incurred.

        In leasing office space, the Company may provide funding to the lessee through a tenant allowance. In accounting for tenant allowances, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process.) Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.

        CTL investments are recorded at cost less accumulated depreciation. Costs directly related to the acquisition of such investments are capitalized. Certain improvements are capitalized when they are determined to increase the useful life of the building. Capitalized items are depreciated using the straight-line method over the shorter of the useful lives of the capitalized item or 40 years for buildings or facilities, the remaining life of the facility for facility improvements, five to ten years for personal

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

property and equipment, and the shorter of the remaining lease term or the expected life for tenant improvements.

        Results of operations of properties acquired are included in the Consolidated Statements of Income from the date of acquisition.

        In accordance with FASB Statement No. 144, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," a property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and historic results are reclassified as Discontinued Operations.

        The Company also reviews the recoverability of the property's carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and fair value less estimated cost to dispose for assets held for sale. These assessments are recorded as an impairment loss in the Consolidated Statements of Income in the period the determination is made.

        In accordance with FASB Statement No. 141, or SFAS No. 141, "Business Combinations," the Company allocates the purchase price of real estate to land, building and improvements and intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases. The Company depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above-, and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases are amortized over the expected term, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease or charged against earnings if the lease is terminated prior to its contractual expiration date. The Company assesses fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property.

        The Company has not yet obtained all the information necessary to finalize its estimates to complete the purchase price allocations in accordance with SFAS No. 141 related to the American Financial acquisition. The purchase price allocations will be finalized once the information indentified has been received, which should not be longer than one year from the date of acquisition.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

Leasehold Interests

        Leasehold interest assets and liabilities are recorded based on the difference between the fair value of management's estimate of the net present value of cash flows expected to be paid and earned from the subleases over the non-cancelable lease terms and any payments received in consideration for assuming the leasehold interests. Factors used in determining the net present value of cash flows include contractual rental amounts, costs of tenant improvements, costs of capital expenditures and amounts due under the corresponding operating lease assumed. Amounts allocated to leasehold interests, based on their respective fair values, are amortized on a straight-line basis over the remaining lease term.

Investments in Unconsolidated Joint Ventures

        The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities and is not considered to be the primary beneficiary under FIN 46R. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company's balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to the Company. As of June 30, 2008 and December 31, 2007, the Company had investments of $68,799 and $49,440 in unconsolidated joint ventures, respectively.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash at June 30, 2008 consists of $44,134 on deposit with the trustee of the Company's collateralized debt obligations, or CDOs, representing the proceeds of repayments from loans serving as collateral in the Company's CDOs, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for the Company's CDOs, which are remitted to the Company on a quarterly basis, and future funding obligations on certain investments. The remaining balance consists of $7,945 of interest reserves held on behalf of borrowers and $177,040 which represents amounts escrowed pursuant to mortgage agreements securing the Company's real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests, including the Company's proportionate share of the reserves of 55 Corporate Drive.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

Assets Held for Sale

  Loans and Other Lending Investments Held For Sale

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

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. The Company maintained a reserve of $35,442 and $8,658 at June 30, 2008 and December 31, 2007, relating to ten and eleven separate loans, respectively. A substantial majority of the additional loan loss reserve added after December 31, 2007 is attributable to a broadly syndicated second and third lien financing secured by residential land in Southern California. The Company has reserved against the entire $15,000 third lien and $11,000 of the $45,000 second lien. The Company continues to work with its co-lenders, the senior lending group and the borrower for a favorable resolution, but the successful restructuring of these loans is speculative, additional reserves are possible and any such restructuring will take longer than a more customary restructuring. During the six months ended June 30, 2008, charge-offs totaled $4,430, relating to two loans the Company foreclosed upon. During the year ended December 31, 2007, charge-offs totaled $3,200 relating to one loan the Company foreclosed upon.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

  Real Estate and CTL Investments Held for Sale

        The results of operations from real estate investments or CTL investments sold or held for sale in the current and prior periods are classified as "Loss from discontinued operations" on the Company's consolidated statements of income.

Commercial Mortgage-Backed Securities

        The Company designates its CMBS investments pursuant to FASB Statement No. 115, or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of income using the level yield method. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss on the consolidated statements of income. In November 2007, subsequent to financing the Company's CMBS investments in its CDOs, the Company redesignated all of its available-for-sale CMBS investments with a book value of approximately $43.6 million to held to maturity. As of June 30, 2008 and December 31, 2007, the unrealized loss on the redesignated CMBS investments included in other comprehensive income (loss) was $5,281 and $5,575, respectively.

        The Company accounts for CMBS (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote) under Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," or EITF 99-20. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting charge against earnings and a new cost basis is established. The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income.

        The Company determines the fair value of CMBS based on the types of securities in which the Company has invested. For liquid, investment-grade securities, the Company consults with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments. For non-investment grade securities, the Company actively monitors the performance of the underlying properties and loans and updates the Company's pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from the Company's own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates may vary to some degree, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

        In accordance with SFAS No. 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value, and this loss is realized and charged against earnings. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In addition, it is possible that the Company in the future, may need to recognize an other-than-temporary impairment notwithstanding its continued determination that no credit loss has occurred and estimated cash flows remain stable, due to the duration that the estimated fair value remains below book value.

Pledged Government Securities

        The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. These securities are carried at amortized cost because the Company has both positive intent and the ability to hold the securities to maturity. These securities had a carrying value of $103,527, a fair value of $99,879 and unrealized losses of $3,648 at June 30, 2008, and have maturities that extend through November 2013. The Company did not maintain a portfolio of pledged treasury securities at December 31, 2007.

Tenant and Other Receivables

        Tenant and other receivables are primarily derived from the rental income that each tenant pays in accordance with the terms of its lease, which is recorded on a straight-line basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that will only be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Tenant and other receivables also include receivables related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.

        Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of June 30, 2008 and December 31, 2007, were $4,461 and $0, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the consolidated statements of income.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

Intangible Assets

        Pursuant to SFAS No. 141, the Company follows the purchase method of accounting for all business combinations. To ensure that intangible assets acquired and liabilities assumed in a purchase method business combination are recognized and reported apart from goodwill, the Company applies criteria specified in SFAS No. 141.

        The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analyses and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases.

        Above-market and below-market in-place lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to each in-place lease and management's estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

        The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as-if vacant. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the anticipated lease-up period, which is expected to average six months. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses.

        The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 20 years. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value is charged to expense.

        In making estimates of fair values for purposes of allocating purchase price, management utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocation presented in the accompanying consolidated balance sheet as of June 30, 2008 is substantially complete; however, there are certain items that the Company will finalize once additional information is received. Accordingly, this

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

allocation is subject to revision when final information is available, although future revisions are not expected to have a significant impact on the financial position or results of operations.

        Intangible assets and acquired lease obligations consist of the following:

June 30, 2008
Intangible assets:
In-place leases, net of accumulated amortization of $4,825	$279,008
Above-market leases, net of accumulated amortization of $3,186	143,356
Amounts reclassed to assets held for sale, net of accumulated amortization of $164	(9,730)

Total intangible assets	$412,634

Intangible liabilities:
Below-market leases, net of accumulated amortization of $16,581	$746,146

Total intangible liabilities	$746,146

Deferred Costs

        Deferred costs include deferred financing costs that represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected as interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.

        Deferred costs also consist of fees and direct costs incurred to originate new investments and are amortized using the effective yield method over the related term of the investment and also consist of fees and direct costs incurred to initiate or renew operating leases and are amortized on a straight-line basis over the related lease term.

Other Assets

        The Company makes payments for certain expenses such as insurance and property taxes in advance of the period in which it receives the benefit. These payments are classified as other assets and amortized over the respective period of benefit relating to the contractual arrangement. The Company also escrows deposits related to pending acquisitions and financing arrangements, as required by a seller or lender, respectively. Prepaid acquisition costs represent a portion of the total purchase price of a property and are reclassified into real estate investments and related intangible assets, as appropriate, at the time the acquisition is completed. If such costs are related to an acquisition that will not be consummated and the deposit is not recoverable, the respective amounts are recorded as broken deal costs in the accompanying consolidated statements of income. Costs prepaid in connection with securing financing for a property are reclassified into deferred financing costs at the time the transaction is completed.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

Valuation of Financial Instruments

        The Company measures derivatives at fair value. Investments in loans and other lending investments and loans held for sale are held at lower of cost or fair value and lower of cost or fair value less cost to sell. Pledged government securities and CMBS are classified as held to maturity and therefore recorded at the fair value at the date of redesignation.

        Effective January 1, 2008, the Company adopted FASB Statement No. 157, or SFAS No. 157, "Fair Value Measurements," which among other things requires additional disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and will require a lesser degree of judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment to be utilized in measuring fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments. The less judgment utilized in measuring fair value financial instruments such as with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Impacted by a number of factors, pricing observability is generally affected by such items as including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.

        The three broad levels defined by the SFAS No. 157 hierarchy are as follows:

  Level I—This level is comprised of financial instruments that have quoted prices that are available in active markets for identical assets or liabilities. The type of financial instruments included in this category are highly liquid instruments with quoted prices.

  Level II—This level is comprised of financial instruments that have pricing inputs other than quoted prices in active markets that are either directly or indirectly observable. The nature of these financial instruments includes instruments for which quoted prices are available but traded less frequently and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed. Instruments that are generally included in this category are interest rate swaps.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

  Level III—This level is comprised of financial instruments that have little to no pricing observability as of the reported date. These financial instruments do not have active markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment and assumptions. Instruments that are generally included in this category are whole loans, subordinate interests in whole loans and mezzanine loans.

        For a further discussion regarding the measurement of financial instruments see Note 14, "Fair Value of Financial Instruments."

Revenue Recognition

  Finance Investments

        Interest income on debt investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan using the effective interest method. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to the Company, in the form of a guarantee are recognized over the term of that guarantee using the straight-line method.

        Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

        The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At June 30, 2008, the Company had three first mortgage loans with an aggregate carrying value of $171,809, one second lien loan with a carrying value of $33,900 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. In April 2008, the first lien lenders commenced a foreclosure action with respect to the collateral supporting the second lien and third lien loans referenced above and such loans changed from being classified as sub-performing loans as of March 31, 2008 to non-performing loans as of June 30, 2008. The first and second lien loans are secured by land, which is intended primarily for residential development. Given the significant deterioration in the United States residential real estate markets, the Company believes that the successful restructuring of these loans is speculative, additional loan loss reserves are possible and will take longer than a more customary restructuring. Therefore, there is more uncertainty surrounding the possible outcome of these loans. The Company and its co-lenders are currently evaluating their options to protect their interests. In May 2008, the borrowers (controlled by the same sponsor) under two of the non-performing first mortgage loans referenced above with an aggregate value of $69,755 filed a petition in bankruptcy under Chapter 11. The Company is currently evaluating its options to protect its interest, including foreclosure and the pursuit of a guaranty provided by the sponsor for all principal due. At December 31, 2007, the Company had one non-performing loan with a carrying value of $29,058, which was subsequently repaid in full on March 14, 2008, along with accrued interest and substantially all other fees and charges due to the Company.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

        The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans. The specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur. At June 30, 2008, one first mortgage loan with a total carrying value of $26,927, two subordinate interests in whole loans with a carrying value totaling $26,749 and one mezzanine loan with a carrying value of $46,299 were classified as sub-performing. At December 31, 2007, one first mortgage loan with a carrying value of $10,403, and one 40% participation interest in a first mortgage loan with a carrying value of $22,000, were classified as sub-performing.

        In some instances, the Company may sell all or a portion of its investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and the SFAS No.140 criteria are met, under which control of the asset that is sold is surrendered making it a "true sale," a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the three and six months ended June 30, 2008 and 2007, the Company recognized $0 and $10 and $1,688 and $4,354, respectively, in net gains from the sale of debt investments or commitments.

  Real Estate and CTL Investments

        Rental income from leases is recognized on a straight-line basis regardless of when payments are contractually due. Certain lease agreements also contain provisions that require tenants to reimburse the Company for real estate taxes, common area maintenance costs and the amortized cost of capital expenditures with interest. Such amounts are included in both revenues and operating expenses when the Company is the primary obligor for these expenses and assumes the risks and rewards of a principal under these arrangements. Under leases where the tenant pays these expenses directly, such amounts are not included in revenues or expenses.

        Deferred revenue represents rental revenue and management fees received prior to the date earned. Deferred revenue also includes rental payments received in excess of rental revenues recognized as a result of straight-line basis accounting.

        Other income includes fees paid by tenants to terminate their leases, which are recognized when fees due are determinable, no further actions or services are required to be performed by the Company, and collectability is reasonably assured. In the event of early termination, the unrecoverable net book values of the assets or liabilities related to the terminated lease are recognized as depreciation and amortization expense in the period of termination.

        The Company recognizes sales of real estate properties only upon closing, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sale price is reasonably assured and the Company is not

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate under SFAS No. 66.

Rent Expense

        Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying consolidated balance sheet as of June 30, 2008 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in marketing, general and administrative expense.

Reserve for Possible Loan Losses

        Specific valuation allowances are established for possible loan losses on loans in instances where it is deemed possible that the Company may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. The Company considers the estimated value of the collateral securing the loan, and compares it to the carrying value of the loan. The estimated value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type, collateral location, quality and prospects of the sponsor, the amount and status of any senior debt, and other factors. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates. Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the carrying value at the balance sheet date.

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. During the six months ended June 30, 2008, the Company incurred charge-offs totaling $4,430 related to two defaulted loans the Company foreclosed upon which had a carrying value totaling $31,760 and are recorded in assets held for sale. During the year ended December 31, 2007, the Company incurred a charge-off totaling $3,200 related to a defaulted loan the Company foreclosed upon which had a carrying value of $19,899 and $19,155 at June 30, 2008 and December 31, 2007, respectively, and is recorded in other assets. The Company maintained a reserve for possible loan losses of $35,442 against ten separate investments with a carrying value of $218,679 as of June 30, 2008, and a reserve for possible loan losses of $8,658 against eleven investments with a carrying value of $264,612 as of December 31, 2007. A substantial majority of the additional loan loss reserve is attributable to a broadly syndicated second and third lien financing, secured by residential land in Southern California.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

The Company has reserved against the entire $15,000 third lien and $11,000 of the $45,000 second lien. The Company continues to work with its co-lenders, the senior lending group and the borrower for a favorable resolution, but the successful restructuring of these loans is speculative, additional reserves are possible and any such restructuring will take longer than a more customary restructuring.

        Income recognition is generally suspended for loans at the earlier of the date at which payment becomes 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed.

Stock Based Compensation Plans

        The Company has a stock-based compensation plan, described more fully in Note 15. The Company accounts for this plan using the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation."

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

        Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period.

        The fair value of each stock option granted is estimated on the date of grant for options issued to co-leased employees, and quarterly awards to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2008 and 2007.

	2008	2007
Dividend yield	8.8%	7.9%
Expected life of option	5.8 years	5.9 years
Risk-free interest rate	3.2%	4.32%
Expected stock price volatility	35.0%	28.0%

Incentive Distribution (Class B Limited Partner Interest)

        The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of the Operating Partnership) exceed the product of the Company's weighted

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company records any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to the common unit holders in the Operating Partnership and to the Company's common stockholders. The Company incurred approximately $2,604 and $3,784 and $5,100 and $6,601 with respect to such Class B limited partner interests for the three and six months ended June 30, 2008 and 2007, respectively.

Derivative Instruments

        In the normal course of business, the Company uses a variety of commonly used derivative instruments that are considered conventional, or "plain vanilla" derivatives, including interest rate swaps, caps, collars and floors, to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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

        In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to hedge the mark-to-market risk of its liabilities with respect to certain of the Company's assets. The Company may also use derivatives to hedge variability in sales proceeds to be received upon the sale of loans held for sale.

        FASB Statement No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB No. 149, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

        The Company may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense or other income in the same period or periods that the underlying transaction occurs expires or is otherwise terminated.

        All hedges held by the Company are deemed effective based upon the hedging objectives established by the Company's corporate policy governing interest rate risk management. The effect of the Company's derivative instruments on its financial statements is discussed more fully in Note 18.

Income Taxes

        The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distributions to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for federal income tax purposes. The Company is subject to certain state and local taxes.

        The Company's taxable REIT subsidiaries individually referred to as a TRS, are subject to federal, state and local taxes.

        For the three and six months ended June 30, 2008 and 2007, the Company recorded $0 and $429 and $11 and $963 of income tax expense, respectively, in net income from continuing operations for income attributable to the Company's wholly-owned TRSs. The Company has assumed an effective tax rate for the three and six months ended June 30, 2008 of 44% taking into consideration the anticipated applicable U.S. federal statutory tax rate at June 30, 2008 of 34% and state and local taxes.

Underwriting Commissions and Costs

        Underwriting commissions and costs incurred in connection with the Company's stock offerings are reflected as a reduction of additional paid-in-capital.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

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

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions. The Manager performs ongoing analysis of credit risk concentrations in the Company's loan and other lending investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics. Six investments, including a non-performing loan with a carrying value of $102,054, accounted for more than 22% of the total carrying value of the Company's loan and other lending investments as of June 30, 2008 and December 31, 2007. Six and eight investments, including a non-performing loan with a carrying value of $102,054, accounted for approximately 16.6% and 23.3% of the revenue earned on the Gramercy Finance's loan and other lending investments for the three and six months ended June 30, 2008, respectively, compared to four investments which accounted for approximately 20% and 19% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2007, respectively. The largest sponsor accounted for approximately 4.5% and 4.3% of the revenue earned on the Gramercy Finance's loan and other lending investments for the three and six months ended June 30, 2008 respectively, compared to approximately 5.6% and 4.8% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2007.

        Additionally, two tenants, Bank of America, N.A. and Wachovia Bank, National Association, accounted for approximately 43.0% and 14.8% and 41.2% and 14.1% of Gramercy Real Estate's rental revenue for the three and six months ended June 30, 2008, respectively.

Recently Issued Accounting Pronouncements

        In February 2007, the FASB issued Statement No. 159, or SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

to reporting periods beginning after November 15, 2007. The Company did not elect FAS No. 159 for any of its financial assets and financial liabilities as of June 30, 2008.

        In June 2007, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position ("SOP") 07-01 "Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies." SOP 07-1 clarifies the scope of accounting for investment companies and provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies or the Guide. For those entities that are investment companies under SOP 07-1, the specialized industry accounting principles of the Guide (referred to as Investment Company accounting) should be retained by a parent company when it consolidates its interest in the investment company or by an equity method investor when it records its interest in the investment company. The SOP also provides for certain disclosure requirements for parent companies and equity method investors in investment companies that continue investment company accounting in the parent's consolidated financial statements or the financial statements of the equity method investor. The SOP was to be effective for fiscal years beginning on or after December 15, 2007; however in a meeting on October 17, 2007, the FASB voted to indefinitely defer the effective date and add to the FASB's technical agenda, consideration of amending certain provisions of the SOP. The Company maintains an exemption from the Investment Company Act of 1940, as amended, and is therefore not regulated as an investment company and as a REIT, the Company is not subject to the AICPA's Investment Company Accounting and Auditing Guide. The Company continues to monitor the AICPA's developments with respect to SOP 07-1.

        In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations," or SFAS No. 141(R), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS No. 141, "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS No. 141(R) are: (1) acquisition and restructuring costs would be now expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and noncontractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability- weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings (noncontractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable) and (4) acquirer records 100% step-up to fair value for all assets and liabilities, including the minority interest portion and goodwill which is recorded as if a 100% interest was acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial position and results of operations.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

        In December 2007, the FASB issued Statement No. 160, "Non-Controlling Interest on Consolidated Financial Statements"—an amendment of Accounting Research Bulletin, or ARB No. 51. This Statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amount attributable to both the parent and the non-controlling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the consolidated financial statements of the Company.

        In February 2008, the FASB issued Staff Position No. 140-3, or FSP No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." FSP No. 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: (1) the purchase and corresponding financing are not contractually contingent; (2) the repurchase financing provides recourse; (3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and (4) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require a determination under FAS No. 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheet and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial position and results of operations.

        In March 2008, the FASB issued Statement No. 161, or SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial position and results of operations.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

2. Significant Accounting Policies (Continued)

        In April 2008, the FASB directed the FASB Staff to issue FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets". FSP FAS No. 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company believes the impact of adopting FSP FAS No. 142-3 will not have a material effect on the consolidated financial statements.

        In April of 2008, the FASB voted to eliminate QSPEs from the guidance in SFAS No.140 and to remove the scope exception for QSPEs from FIN 46R. This will require that VIEs previously accounted for as QSPEs will need to be analyzed for consolidation according to FIN 46R. While the revised standards have not been finalized, and deferred for potential application until 2010, this change may affect the Company's consolidated financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

3. Loans and Other Lending Investments

        The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company's loan, and other lending investments and CMBS investments as of June 30, 2008 and December 31, 2007, including loans held for sale, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2008	2007	2008	2007	2008	2007	2008	2007
Whole loans, floating rate	$1,392,185	$1,594,338	59.9%	60.5%	—	—	335 bps	332 bps
Whole loans, fixed rate	155,254	204,192	6.7%	7.7%	7.15%	7.79%	—	—
Subordinate interests in whole loans, floating rate	132,023	146,901	5.7%	5.6%	—	—	451 bps	447 bps
Subordinate interests in whole loans, fixed rate	43,584	61,890	1.9%	2.3%	8.32%	8.78%	—	—
Mezzanine loans, floating rate	361,164	413,813	15.5%	15.7%	—	—	568 bps	607 bps
Mezzanine loans, fixed rate	227,393	203,753	9.8%	7.7%	8.99%	8.91%	—	—
Preferred equity, fixed rate	11,879	11,858	0.5%	0.5%	10.09%	10.09%	—	—

Subtotal/ Weighted average	2,323,482	2,636,745	100.0%	100.0%	8.30%	8.45%	389 bps	395 bps

CMBS, floating rate	68,643	23,817	8.0%	3.0%	—	—	854 bps	593 bps
CMBS, fixed rate	787,172	768,166	92.0%	97.0%	6.22%	6.13%	—	—

Subtotal/ Weighted average	855,815	791,983	100.0%	100.0%	6.22%	6.13%	854 bps	593 bps

Total	$3,179,297	$3,428,728	100.0%	100.0%	6.96%	7.02%	404 bps	397 bps

(1)
Loans and other lending investments and CMBS investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)
Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

3. Loans and Other Lending Investments (Continued)

        As of June 30, 2008, the Company's loans and other lending investments and CMBS investments, including loans held for sale had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2008	15	$406,191	12.8%
2009	38	1,189,852	37.4%
2010	15	359,755	11.3%
2011	2	45,880	1.4%
2012	4	91,567	2.9%
Thereafter	25	1,086,052	34.2%

Total	99	$3,179,297	100.0%

Weighted-average maturity(1)		3.6 years

(1)
The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

        For the three and six months ended June 30, 2008 and 2007, the Company's investment income from loan and other lending investments and CMBS investments, including loans held for sale, was generated by the following investment types:

	Three months ended June 30, 2008		Three months ended June 30, 2007
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$29,831	47.3%	$44,294	60.8%
Subordinate interests in whole loans	2,683	4.3%	8,778	12.0%
Mezzanine loans	16,354	26.0%	18,114	24.9%
Preferred equity	313	0.5%	1,218	1.7%
CMBS	13,822	21.9%	424	0.6%

Total	$63,003	100.0%	$72,828	100.0%

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

3. Loans and Other Lending Investments (Continued)

	Six months ended June 30, 2008		Six months ended June 30, 2007
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$71,552	52.0%	$77,611	58.5%
Subordinate interests in whole loans	5,395	3.9%	15,039	11.3%
Mezzanine loans	32,916	23.9%	37,306	28.1%
Preferred equity	626	0.5%	2,417	1.8%
CMBS	27,109	19.7%	424	0.3%

Total	$137,598	100.0%	$132,797	100.0%

        At June 30, 2008 and December 31, 2007, the Company's loans and other lending investments, including loans held for sale (excluding the CMBS investments), had the following geographic diversification:

	June 30, 2008		December 31, 2007
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$1,039,447	44.7%	$1,130,799	42.9%
West	629,634	27.1%	714,045	27.1%
South	337,231	14.5%	405,410	15.4%
Midwest	50,775	2.2%	79,750	3.0%
Southwest	81,763	3.5%	103,217	3.9%
Mid-Atlantic	131,354	5.7%	150,300	5.7%
Various	53,278	2.3%	53,224	2.0%

Total	$2,323,482	100.0%	$2,636,745	100.0%

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

3. Loans and Other Lending Investments (Continued)

        At June 30, 2008 and December 31, 2007, the Company's loans and other lending investments, including loans held for sale (excluding the CMBS investments), by property type are as follows:

	June 30, 2008		December 31, 2007
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$928,839	40.0%	$970,362	36.8%
Hotel(1)	391,866	16.9%	468,604	17.8%
Multifamily	322,955	13.9%	366,665	13.9%
Retail(3)	217,254	9.3%	217,223	8.2%
Land-commercial	203,640	8.8%	200,445	7.6%
Land-residential(2)	95,978	4.1%	138,771	5.3%
Condominium	69,711	3.0%	126,771	4.8%
Mixed-use	22,751	1.0%	80,784	3.1%
Industrial	51,983	2.2%	50,730	1.9%
Other	18,505	0.8%	16,390	0.6%

Total	$2,323,482	100.0%	$2,636,745	100.0%

(1)
Two first mortgage loans with an aggregate carrying value of $69,755 secured by hotel properties controlled by the same sponsor group were classified as non-performing as of June 30, 2008. Subsequent to December 31, 2007, a non-monetary, technical event of default was triggered with respect to one of the loans, which automatically triggered a cross-default provision with the other loan. Both loans were subject to a forbearance agreement, and both properties were being operated by an independent, national hotel management company pursuant to a court order sought by the Company. In May 2008, the borrowers (which are controlled by the same sponsor) under these two sub-performing first mortgage loans filed a petition in bankruptcy under Chapter 11. The Company is currently evaluating its options to protect its interest, including foreclosure and the pursuit of a guaranty provided by the sponsor for all principal due. No loan loss reserves have been taken against these loans.

(2)
All of the loans secured by residential land are secured by first mortgages or first deeds of trust, except for two loans secured by subordinate mortgage liens to the same sponsor with an aggregate carrying value of $33,900. These loans, which were classified as non-performing as of June 30, 2008, were amended during the first quarter of 2008 to waive certain defaults and permit the deferral of interest, and precluding the first mortgage lenders from exercising their rights and remedies (including acceleration and foreclosure) until April 2008. A subsequent proposal to recapitalize the borrower was recently rejected by the senior lenders. In April 2008, the first lien lenders commenced a foreclosure action with respect to the collateral supporting the second lien and third lien loans. The first and second lien loans are secured by land, which is intended primarily for residential development. Given the significant deterioration in the United States residential real estate markets, the Company believes that the sucessful restructuring of these loans is speculative, additional reserves are possible and any such restructuring will take longer than a

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

3. Loans and Other Lending Investments (Continued)

  more customary restructuring. Therefore, there is more uncertainty surrounding the possible outcome of these loans and additional loan loss reserves are possible. The Company and its co-lenders are currently evaluating their options to protect their interests.

(3)
In April 2008, the borrower under a first mortgage loan classified as non-performing as of June 30, 2008 with a carrying value of $102,054 filed legal action in connection with a re-balancing notice delivered by the Company to the borrower. The Company believes the borrower's claim is without merit. The Company has filed a counterclaim and is considering further action to enforce its rights.

        The following is a summary of the Company's CMBS investments at June 30, 2008:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	8	$73,664	$68,643	$24	$(9,415)	$59,252
Fixed rate CMBS	63	815,578	787,172	820	(117,282)	670,710

Total	71	$889,242	$855,815	$844	$(126,697)	$729,962

        The following is a summary of the underlying credit ratings of the Company's CMBS investments at June 30, 2008:

	Book Value	Percentage
AAA	$787,476	92.0%
AA	29,473	3.4
BBB-	11,832	1.4
BB+	7,421	0.9
BB	4,728	0.6
B+	4,645	0.5
B	4,142	0.5
B-	5,102	0.6
Not rated	996	0.1

Total	$855,815	100.0%

        The Company recorded provisions for loan losses of $23,214 and $31,214 and $2,900 and $4,148 for the three and six months ended June 30, 2008, and 2007, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience and collateral quality by individual asset or category of asset.

        During the six months ended June 30, 2008, the Company incurred charge-offs totaling $4,430 related to two defaulted loans which the Company foreclosed upon which had a carrying value totaling $31,760 and are recorded in assets held for sale. During the year ended December 31, 2007, the Company incurred a charge-off totaling $3,200, relating to one defaulted loan which the Company foreclosed upon which had a carrying value of $19,899 and $19,155 at June 30, 2008 and December 31, 2007, respectively.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

3. Loans and Other Lending Investments (Continued)

        Changes in the reserve for possible loan losses were as follows:

Reserve for possible loan losses, December 31, 2006	$2,460
Additional provision for loan losses	9,398
Charge-offs	(3,200)

Reserve for possible loan losses, December 31, 2007	8,658
Additional provision for loan losses	31,214
Charge-offs	(4,430)

Reserve for possible loan losses, June 30, 2008	$35,442

        The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment. Certain of the Company's CMBS investments have an unrealized loss as the carrying value is in excess of the market value which have existed greater than twelve months. These unrealized losses are primarily the result of market factors other than credit impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated due to actual prepayments and credit loss experience. The carrying value of all CMBS investments is in excess of their market values. This difference can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there have been no changes in expected cash flows. The Company's assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company's ability and intent to hold its CMBS investments to maturity, at which point the Company expects to recover book value, is the basis for its conclusion that these investments are not other-than-temporarily impaired, despite the difference between the carrying value and the fair value. The Company attributes the current difference between carrying value and market value to current market conditions. The Company believes the carrying value of the securities are fully recoverable over their expected holding period. The Company possesses both the intent and the ability to hold the securities until it has recovered the amortized costs. Accordingly, the Company does not believe any of the securities are other-than-temporarily impaired. In the future, certain interpretations of the accounting rules may require the Company, notwithstanding these determinations, to recognize an other-than-temporary impairment due solely to the duration of time that the carrying values are less than book value.

        In connection with a preferred equity investment, which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company has invested in the event of a borrower default under such loan. The loan matures in 2032. This guarantee is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its condensed consolidated Balance Sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. The Company's maximum exposure under this guarantee is approximately $1,416 as of June 30, 2008. Under the terms of the guarantee, the investment sponsor is

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

3. Loans and Other Lending Investments (Continued)

required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

4. Property Acquisitions

  American Financial

        On April 1, 2008, the Company completed the acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financial's secured debt. The following table represents the cost of the acquired entity, and the consideration paid:

Cash consideration ($5.50 per share)	$710,910
Common stock consideration(1)	378,672
Additional cash consideration equal to a portion of Gramercy's Special common stock dividend declared(2)	31,271
Purchase of minority interest in American Financial	14,497
Estimated merger costs	150,396

Total consideration	1,285,746
Repayment of American Financial's convertible notes and credit facilities at closing	707,650
Assumption of American Financial's liabilities	1,316,004

Total purchase price	$3,309,400

    (1)
    Reflects the outstanding common shares of American Financial multiplied by (a) the fixed exchange ratio of 0.12096 shares of the Company's common stock for each American Financial common share and (b) the closing price of the Company's common stock on the New York Stock Exchange on November 2, 2007 of $24.22 per share, the last trading day before the merger was publicly announced.

    (2)
    Represents the outstanding common shares of American Financial multiplied by (a) the fixed exchange ratio of 0.12096 shares of the Company's common stock for each American Financial common share and (b) $2.00, which represents the special dividend per share of the Company's common stock declared on November 28, 2007 and paid on January 15, 2008 to stockholders of record on December 31, 2007.

        The Company has not yet obtained all the information necessary to finalize its estimates to complete the purchase price allocations in accordance with SFAS No. 141 related to the American Financial acquisition. The purchase price allocations will be finalized once the information identified has been received, which should not be longer than one year from the date of acquisition.

Pro Forma

        The following table summarizes, on an unaudited pro forma basis, the Company's combined results of operations for the six months ended June 30, 2008 and 2007 as though the acquisition of American Financial was completed on January 1, 2007. The supplemental pro forma operating data is not

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

4. Property Acquisitions (Continued)

necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company's results of operations for future periods. In addition, the following supplement pro forma operating data does not present the sale of assets through June 30, 2008. The Company accounted for the acquisition of assets utilizing the purchase method of accounting.

	2008	2007
Pro forma revenues	$399,287	$364,873
Pro forma net income	$40,978	$61,241
Pro forma earnings per common share—basic	$0.80	$1.45
Pro forma earnings per common share—diluted	$0.80	$1.40
Pro forma common shares—basic	51,186	42,318
Pro forma common share—diluted	51,387	43,844

5. Dispositions and Assets Held for Sale

        During the three months ended June 30, 2008, the Company sold 20 properties for net sales proceeds of $44,546. The sales transactions resulted in no gains or losses for the three months ended June 30, 2008.

        In accordance with the provisions of SFAS No. 144, the Company classified 83 properties as held for sale as of June 30, 2008. The following table summarizes information for these properties:

June 30, 2008
Assets held for sale:
Real estate investments, at cost:
Land	$41,806
Buildings and improvements	167,226

Total real estate investments, at cost	209,032
Less accumulated depreciation	—

209,032

Intangible assets, net	9,730
Other assets, net	2,336
Real estate held for sale	221,098
Loans held for sale	144,172
Real estate owned	31,760

Total assets held for sale:	397,030

Liabilities related to assets held for sale:
Accrued expenses	4,542
Deferred revenue	2,680
Tenant security deposits	52

Total liabilities related to assets held for sale	7,274

Net assets held for sale	$389,756

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

5. Dispositions and Assets Held for Sale (Continued)

        The following operating results of the properties held for sale as of June 30, 2008, and the properties sold during the three and six months ended June 30, 2008 are included in discontinued operations for all periods presented:

Three and Six Months Ended June 30, 2008
Operating results:
Revenues	$6,113
Operating expenses	6,288
Interest expense	81
Depreciation and amortization	268

Loss from operations before minority interest	(524)
Minority interest	(10)

Loss from operations, net	(534)
Yield maintenance fees	(570)

Net loss from discontinued operations	$(1,104)

        Discontinued operations have not been segregated in the consolidated statements of cash flows.

6. Investments in Unconsolidated Joint Ventures

  South Building at One Madison Avenue, New York, New York

        In April 2005, the Company closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building. The joint venture was owned 45% by a wholly-owned subsidiary of the Company and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests are pari-passu. The joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The first mortgage was non-recourse to the Company. The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term. In July 2007, the Company entered into an agreement to sell its entire investment in the One Madison Avenue joint venture to SL Green for approximately $147,000,subject to an external appraisal, which was to be approved by the board of directors of both parties. In August 2007, an affiliate of SL Green loaned approximately $147,000 to the Operating Partnership. This loan was to be repaid, with interest at an annual rate of 5.80%, on the earlier of September 1, 2007 or the closing of the sale of the Company's 45% interest in One Madison Avenue to SL Green. The sale transaction closed on August 17, 2007, at which time the Company realized a gain of $92,235 and simultaneously repaid the entire loan amount with interest due through such date. As of June 30, 2007 the investment had a carrying value of $54,539. The Company recorded its pro rata share of net losses of the joint venture of $293 and $628 for the three and six months ended June 30, 2007.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

6. Investments in Unconsolidated Joint Ventures (Continued)

  200 Franklin Square Drive, Somerset, New Jersey

        The Company owns a 25% interest in an equity owner and a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc, a wholly-owned subsidiary of Royal Phillips Electronics through December 2021. As of June 30, 2008 and Decembe  31, 2007, the investment has a carrying value of $2,243 and $2,269, respectively. The Company recorded its pro rata share of net income of the joint venture of $5 and $36 for the three and six months ended June 30, 2008 and 2007, respectively.

  101 S. Marengo Avenue, Pasadena, California

        In November 2005, the Company closed on the purchase of a 50% interest in an office building in Pasadena, CA. The Company also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which is net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, ten-year fixed-rate first mortgage loan. For the three and six months ended June 30, 2008 and 2007, the Company recorded its pro rata share of net losses of the joint ventures of $343 and $700 and $350 and $741, respectively.

  2 Herald Square, New York, New York

        In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of June 30, 2008 and December 31, 2007, the investment had a carrying value of $23,324 and $20,390 respectively. For the three and six months ended June 30, 2008 and 2007 the Company recorded its pro rata share of net income of $1,250 and $2,756 and $1,099 and $1,099, respectively.

  885 Third Avenue, New York, New York

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of June 30, 2008 and December 31, 2007, the investment had a carrying value of $32,712 and $28,332 respectively. The Company recorded its pro rata share of net income of $1,408 and $3,340 for the three and six months ended June 30, 2008, respectively.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

6. Investments in Unconsolidated Joint Ventures (Continued)

  Citizens Portfolio

        The Company, through its acquisition of American Financial on April 1, 2008, obtained an interest in a joint venture with UBS. The joint venture owns and manages 125 bank branches totaling 609,000 square feet. These branches are fully occupied, on a triple net basis, by Citizens Bank, N.A. and Charter One Bank, N.A., two bank subsidiaries of Citizens Financial Group, Inc. The investment had a carrying value of $12,795 at June 30, 2008. The Company recorded its pro rata share of net loss of $729 for the three months ended June 30, 2008.

7. Junior Subordinated Debentures

        In January 2006, May 2005 and August 2005, the Company completed issuances of $50,000 each in unsecured trust preferred securities through three Delaware Statutory Trusts, or DSTs, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust III, or GCT III, that are also wholly-owned subsidiaries of the Operating Partnership. The securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter, the rate will float based on the three-month LIBOR plus 270 basis points. The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter, the rates will float based on the three-month LIBOR plus 300 basis points.

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

        GCTI, GCTII and GCTIII each issued $1,550 aggregate liquidation amount of common securities, representing 100% of the voting common stock of those entities to the Operating Partnership for a total purchase price of $4,650. GCTI, GCTII and GCTIII used the proceeds from the sale of the trust preferred securities and the common securities to purchase the Operating Partnership's junior subordinated notes. The terms of the junior subordinated notes match the terms of the trust preferred securities. The notes are subordinate and junior in right of payment to all present and future senior indebtedness and certain other of the Company's financial obligations. The Company realized net proceeds from each offering of approximately $48,956.

        The Company's interests in GCTI, GCTII and GCTIII are accounted for using the equity method and the assets and liabilities of those entities are not consolidated into its financial statements. Interest on the junior subordinated notes is included in interest expense on the Company's consolidated statements of income while the value of the junior subordinated notes, net of the Company's investment in the trusts that issued the securities, are presented on the consolidated balance sheet.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

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

        The Company retained all non-investment grade securities, the preferred shares and the common shares in the Issuers and Co-Issuers of each CDO. The Issuer in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of the Issuer of each CDO are consolidated in the Company's financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under the Company's repurchase agreements and to fund additional investments.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

8. Collateralized Debt Obligations (Continued)

        During the three months ended June 30, 2008, the Company repurchased, at a discount, $12,900 of investment grade notes of the 2005 issuer, $12,000 of investment grade notes of the 2006 Issuer and of $12,900 investment grade notes of the 2007 Issuer. During the three months ended March 31, 2008, the Company repurchased, at a discount, $4,000 of investment grade notes of the 2005 Issuer and $9,500 of investment grade notes of the 2007 Issuer. The Company recorded a net gain of $17,597 and $21,096 for the three and six months ended June 30, 2008, respectively, in connection with the repurchase of notes of such Issuers.

9. Debt Obligations

Repurchase Facilities

        Subsidiaries of the Company have entered into two repurchase facilities, one with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, and one with Goldman Sachs Mortgage Company, or Goldman.

        The repurchase facility with Wachovia is a $500,000 facility. This facility was initially established as a $250,000 facility, was increased to $350,000 from $250,000 effective January 2005, and was subsequently increased to $500,000 effective April 2005. In June 2007, the facility was modified further by reducing the credit spreads. As a result of the modifications, the $500,000 facility bears interest at spreads of 0.65% to 2.50% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 60% to 95% based upon the collateral provided under a borrowing base calculation. In October 2006, the facility's maturity date was extended to October 2009. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. The Company had no accrued interest and borrowings of $78,911 at a weighted average spread to LIBOR of 1.33% as of June 30, 2008, and no accrued interest and borrowings of $165,286 at a weighted average spread to LIBOR of 1.33% as of December 31, 2007. The Company has guaranteed a portion of its consolidated subsidiaries' obligations under this facility under certain specified circumstances.

        Borrowings under the Wachovia facility at June 30, 2008 and December 31, 2007 were secured by the following investments:

	Carrying Value
Investment Type	2008	2007
Whole loans	$38,740	$276,869
Mezzanine loans	159,411	148,164

Total	$198,151	$425,033

        In July 2008, this facility was terminated and a new facility was entered into by the Company. See Note 23—Subsequent Events.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

9. Debt Obligations (Continued)

        Subsidiaries of the Company also have entered into a repurchase facility with Goldman. In October 2006, this facility was increased from $200,000 to $400,000 and its maturity date extended until September 2009. In June 2007, the facility was modified further by reducing the credit spreads. As a result of the modifications, the facility bears interest at spreads of 1.00% to 1.50% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 70% to 90% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. The Company had no accrued interest and borrowings of $16,004 at a weighted average spread to LIBOR of 1.5% as of June 30, 2008, and accrued interest of $189 and borrowings of $34,911 at a weighted average spread to LIBOR of 1.07% under this facility at December 31, 2007. The Company has guaranteed a portion of its consolidated subsidiaries' obligations under this facility under certain specified circumstances.

        Borrowings under the Goldman facility at June 30, 2008 and December 31, 2007 were secured by the following investments:

	Carrying Value
Investment Type	2008	2007
Whole loans	$85,511	$151,679

Total	$85,511	$151,679

        The terms of the repurchase facilities (together with any related guarantees) include covenants that (a) limit the Company's maximum total indebtedness to no more than 85% of total assets, (b) require the Company to maintain minimum liquidity of at least $15,000, (c) require the Company's fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require the Company's minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require the Company to maintain minimum tangible net worth of not less than (i) $400,000, plus (ii) 75% of the net proceeds of the Company's equity offerings completed subsequent to the date of the June 2007 amendments. The covenants also restrict the Company from making annual distributions to stockholders in excess of a maximum of 100% of the Company's FFO (as defined therein) for the previous four quarters under the Wachovia facility, except that the Company may in any case pay distributions necessary to maintain the Company's REIT status. An event of default can be triggered on the repurchase facilities if, among other things, GKK Manager LLC is terminated as the Manager. As of June 30, 2008 and December 31, 2007, the Company was in compliance with all such covenants.

        The repurchase facilities require that borrowings under these facilities be paid down as principal payments on the loans and investments pledged to these facilities are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, subordinate interests in whole loans, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by the Company.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

9. Debt Obligations (Continued)

Credit Facilities

        The Company has two credit facilities, one with KeyBank National Association, or KeyBank, and one with Deutsche Bank AG, Cayman Islands Branch, or Deutsche Bank.

        In May 2006, the Company closed on a $100,000 senior unsecured revolving credit facility with KeyBank with an initial term of three years and a one-year extension option. The initial facility was supported by a negative pledge of an identified asset base (involving substitution rights) with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also had consent rights to the inclusion of assets in the borrowing base calculation. The facility bore interest at 1.90% over one-month LIBOR to the extent the Company's leverage ratio, defined as total liabilities to total assets, including the Company's proportionate share of the liabilities and assets of the Company's unconsolidated subsidiaries, was less than 80% and 2.10% over one-month LIBOR to the extent the Company's leverage ratio was equal to or greater than 80%. In June 2007, the facility was increased to $175,000 and interest spreads on the facility were reduced. The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. The Company had accrued interest of $35 and borrowings of $75,000 as of June 30, 2008, and no accrued interest and borrowings under this facility at December 31, 2007.

        The terms of the unsecured revolving credit facility include covenants that (a) limit the Company's maximum total indebtedness to no more than 85% of total assets, (b) require the Company's fixed charge coverage ratio to be at no time less than 1.30 to 1.00, and (c) require the Company to maintain minimum tangible net worth of not less than $450,000 plus 75% of the net proceeds from equity offerings completed subsequent to the date of the June 2007 amendment. The covenants also restrict the Company from making annual distributions to shareholders in excess of a maximum of 100% of FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT) for the previous four quarters, except that the Company may in any case pay distributions necessary to maintain the Company's REIT status. An event of default can be triggered on the unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as the Manager. As of June 30, 2008 and December 31, 2007, the Company was in compliance with all such covenants.

        In connection with the acquisition of American Financial on April 1, 2008, the Company's indirect wholly-owned subsidiaries, First States Investors DB I L.P. (formerly known as First States Investors DB I LLC) and American Financial TRS, Inc., and certain of their direct or indirect subsidiaries, collectively, the DB Loan Borrowers entered into an amendment and restatement of an assumed American Financial credit facility, or the DB Loan Agreement with Deutsche Bank AG, Cayman Islands Branch, as agent for certain lenders. As part of the amendment and restatement of the DB Loan Agreement, the available amount under the DB Loan Agreement was reduced from $400,000 to $100,000, or the DB Loan. In addition, amounts were paid to reduce the outstanding borrowings under the former facility to $95,000. The DB Loan Agreement provides the DB Loan Borrowers with a one year facility that matures on March 31, 2009, and permits, subject to certain conditions, a six-month

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

9. Debt Obligations (Continued)

extension at the DB Loan Borrowers' option which is subject to certain conditions. Advances made under the DB Loan bear interest at 3.00% over the greater of (i) 3.50% or (ii) LIBOR. The DB Loan allows for prepayment in whole or in part on any payment date; provided, however, that any such prepayment shall be accompanied by all accrued interest on the portion of the DB Loan agreement being prepaid. The Company had accrued interest of $339 and borrowings of $93,917 as of June 30, 2008.

        The obligations under the DB Loan Agreement are secured by equity pledges of the shares in certain DB Loan Borrowers and mortgages over the various properties owned by certain DB Loan Borrowers. The DB Loan is guaranteed by the Company. The DB Loan Agreement contains customary events of default, the occurrence of which could result in the acceleration of all amounts payable there under.

        The DB Loan Agreement requires the Company to establish and fund certain reserve accounts to be used for the payment of taxes and insurance, rollover and replacement expenses, payment of tenant improvements and leasing commissions and the funding of debt service shortfalls.

Mortgage Loans

        Certain real estate assets are subject to mortgage liens. As of June 30, 2008, 737 of the Company's real estate assets were encumbered with a cumulative outstanding balance of approximately $2,600,000. The Company's mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company's ability to release properties from the financing may be restricted and the lender may be able to "trap" portfolio cash flow until the required ratios are met on an ongoing basis. As of June 30, 2008, the Company was out of debt service coverage compliance under one of its mortgage note financings, although such non-compliance does not, and will not, constitute an event of default under the applicable loan agreement.

  Goldman Mortgage Loan

        On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement or, the Goldman Mortgage Loan with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, or the Goldman Mortgage Loan, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between GSCMC and Citicorp. The Goldman Mortgage Loan bears interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 0.75% prepayment fee, during the first six

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

9. Debt Obligations (Continued)

months payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date.

        The Goldman Mortgage Loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $700. The lenders may upon the Company's request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        The Company has accrued interest of $759 as of June 30, 2008.

  Goldman Mezzanine Loan

        On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between GSCMC and Citicorp The Goldman Mezzanine Loan bears interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which, an indirect wholly-owned subsidiary of the Company, is the mortgagor.

        The Goldman Mezzanine Loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $850. The lender may upon the Company's request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        The Company has accrued interest of $1,820 as of June 30, 2008.

  Secured Term Loan

        On April 1, 2008, First States Group 3300 B, L.P., an indirect wholly-owned subsidiary of the Company ("PB Loan Borrower"), entered into a loan agreement, or the PB Loan Agreement with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000, or the PB Loan in part to refinance a portion of a portfolio of American Financial's properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

9. Debt Obligations (Continued)

acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date.

        The PB Loan requires the company to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

        The Company had no accrued interest as of June 30, 2008.

        Certain of our mortgage notes payable related to assets held for sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

        The following is a summary of mortgage notes payable and acquisition loan facilities as of June 30, 2008

	Encumbered Properties	Balance		Interest Rates	Maturity Dates
Fixed-rate mortgages	477	$1,446,329	(1)	4.5% to 8.3%	July 2009 to Sept. 2023
Variable-rate mortgages	260	1,086,903		4.1% to 6.8%	March 2009 to April 2013

Total mortgage notes payable	737	2,533,232

Above/below market interest		23,949
Mortgage notes payable related to assets held for sale	—	—

Balance, June 30, 2008	737	$2,557,181

(1)
Includes $90,702 of debt that is collateralized by $94,874 of pledged Treasury securities, net of discounts and premiums and $4,513 of debt that relates to the proportionate share of the 11% minority interest holder in 801 Market Street as of June 30, 2008.

        Combined aggregate principal maturities of the Company's consolidated CDOs, repurchase facilities, trust preferred securities, mortgage loans (including the Goldman Mortgage and Mezzanine

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

9. Debt Obligations (Continued)

Loans and the proportionately consolidated mortgage note payable related to its TIC interest in 55 Corporate Drive) and the credit facilities as of June 30, 2008 are as follows:

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Loans	Credit Facilities	Total
2008	$—	$—	$—	$12,934	$3,250	$16,184
2009	—	94,915	—	75,929	165,667	336,511
2010	—	—	—	884,618	—	884,618
2011	—	—	—	33,824	—	33,824
2012	—	—	—	80,256	—	80,256
Thereafter	2,683,955	—	150,000	1,445,671	—	4,279,626

Above/Below Market Interest				23,949		23,949

Total	$2,683,955	$94,915	$150,000	$2,557,181	$168,917	$5,654,968

10. Leasing Agreements

        The Company's properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and renewal options. Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of June 30, 2008 are as follows:

Operating Lease
2008 (July 1–December 31)	$141,273
2009	276,741
2010	266,005
2011	207,332
2012	190,593
2013 and thereafter	1,516,864

Total minimum lease payments	$2,598,808

11. Operating Partnership Agreement/Manager

        At June 30, 2008, the Company owned all of the Class A limited partnership interests in the Operating Partnership. At June 30, 2008, the majority of the Class B limited partnership interests were owned by the Manager and SL Green Operating Partnership, L.P. interests were also held by certain officers and employees of SL Green, including some of whom are the Company's executive officers, certain of which interests are subject to performance thresholds that were satisfied in May 2008.

        At June 30, 2008, the majority of the interests in the Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

11. Operating Partnership Agreement/Manager (Continued)

some of whom are the Company's executive officers, certain of which interests were subject to performance thresholds that were satisfied in May 2008.

12. Related Party Transactions

        In connection with its initial public offering, the Company entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. The Company pays the Manager an annual management fee equal to 1.75% of the Company's gross stockholders equity (as defined in the management agreement) inclusive of the Company's trust preferred securities. The Company incurred expense to the Manager under this agreement of an aggregate of $9,106 and $16,251 for the three and six months ended June 30, 2008 and $3,109 and $5,775 for the three and six months ended June 30, 2007, respectively. In 2008, each of the Company and SL Green have formed special committees comprised solely of independent directors to consider whether the internalization of the Manager and/or amendment to the management agreement would be in the best interest of each company and its respective stockholders.

        To provide an incentive to enhance the value of the Company's common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of the Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. The Company incurred $2,604 and $5,100 and $3,784 and $6,601 with respect to such Class B limited partner interests for the three and six months ended June 30, 2008 and 2007, respectively.

        The Company is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between the Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by the Company of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by the Company. At June 30, 2008, the outsource agreement provides for an annual fee payable by the Company, which fee became $2,732 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the three and six months ended June 30, 2008 and 2007, the Company realized expense of $683 and $1,024 and $332 and $664, respectively, to the Manager under the outsource agreement. For the three and six months ended June 30, 2008 and 2007,

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

12. Related Party Transactions (Continued)

the Company realized expense of $1,365 and $2,676 and $890 and $1,659, respectively, to the Manager under the asset servicing agreement.

        In connection with the closing of the Company's first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Board of Directors has allocated to the Manager the subordinate collateral management fee paid on the CDO notes not held by the Company. At June 30, 2008 and December 31, 2007, the Company owned all of the non-investment grade bonds, preferred equity and equity in the 2005 CDO. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to the Company. For the three and six months ended June 30, 2008 and 2007, the Company realized expense of $512 and $1,024 and $512 and $1,019, respectively, to the Manager under such collateral management agreement.

        Except for the 2005 CDO, fees payable in connection with CDOs or other securitization vehicles are governed by the management agreement. Pursuant to that agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with the Company or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

12. Related Party Transactions (Continued)

non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to the Company. For the three and six months ended June 30, 2008 and 2007, the Company realized expense of $571 and $1,142 and $571 and $1,136, respectively, to the Manager under this agreement. With respect to the CDO which closed in August 2007, the Company realized expense of $216 and $432 to the Manager for the three and six months ended June 30, 2008, respectively.

        In April 2005, the Company closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York. The joint venture, which was owned 45% by a wholly-owned subsidiary of the Company and 55% by a wholly-owned subsidiary of SL Green, was created to acquire, own and operate the South Building. The joint venture interests were pari-passu. The joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC ("CS") pursuant to a lease with a 15-year remaining term. In August 2007, the Company sold its entire investment in the joint venture to SL Green for approximately $147,000 and realized a gain of $92,235. In August 2007, an affiliate of SL Green loaned approximately $147,000 to the Operating Partnership. This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of the sale of the Company's 45% interest in One Madison Avenue to SL Green. As a result of the sale of the Company's interest in August 2007, the loan was repaid with interest on such date.

        Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for the Company's corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 5,000 square feet with an option to lease an additional approximately 2,000 square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten. For the three and six months ended June 30, 2008 and 2007, the Company paid $62 and $125 and $62 and $125 under this lease, respectively.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

12. Related Party Transactions (Continued)

        In February 2006, the Company closed on the purchase of a $90,000 whole loan, which bears interest at three-month LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder. The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey. The loan was repaid in full in June 2006 with the proceeds from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by the Company through a TIC structure.

        In March 2006, the Company closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when the Company originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,538 and $90,389 as of June 30, 2008 and December 31, 2007, respectively.

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

        In January 2007, the Company originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event the Company's loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from the Company and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of June 30, 2008 and December 31, 2007, the Company's interest in the whole loan had a carrying value of $65,610 and $65,033, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

12. Related Party Transactions (Continued)

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

        In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of June 30, 2008 and December 31, 2007, the investment had a carrying value of $23,234 and $20,390, respectively. The Company recorded its pro rata share of net income of $1,250 and $2,754 and $1,099 and $1,099 for the three and six months ended June 30, 2008 and 2007, respectively.

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of June 30, 2008 and December 31, 2007, the investment had a carrying value of $32,781 and $28,332, respectively. The Company recorded its pro rata share of net income of $1,408 and $3,340 for the three and six months ended June 30, 2008, respectively.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

12. Related Party Transactions (Continued)

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

        In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter the Company participated 50% of the Company's interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%.

        In connection with the closing of the acquisition of American Financial, the Company as part of a larger financing, received financing of $50,000 from SL Green, which is described more fully in Note 9. In addition, an affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to an one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance.

        Bright Star Couriers LLC, or Bright Star, provides messenger services to the Company. Bright Star is owned by Gary Green, a son of Stephen L. Green, the Company's Chairman. The aggregate amount of fees paid by the Company for such services for each of the three and six months ended June 30, 2008 and 2007, was less than $1.

13. Deferred Costs

        Deferred costs at June 30, 2008 and December 31, 2007 consisted of the following:

	2008	2007
Deferred financing	$88,933	$59,294
Deferred acquisition	4,766	4,320
Deferred leasing	10,603	9,457

	104,302	73,071
Less accumulated amortization	(25,830)	(16,962)

	78,472	56,109
Less held for sale	(31)	—

	$78,441	$56,109

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

13. Deferred Costs (Continued)

        Deferred financing costs relate to the Company's existing repurchase facilities with Wachovia and Goldman, the Company's credit facilities with each of KeyBank and Deutsche Bank, the Goldman Mortgage Loan, the Goldman Mezzanine Loan, the PB Loan Agreement, the Company's CDOs, mortgage loans, including, the proportionately consolidated mortgage note payable related to the Company's TIC interest in 55 Corporate Drive, and the trust preferred securities. These costs are amortized on a straight-line basis to interest expense based on the remaining term of the related financing.

        Deferred acquisition costs consist of fees and direct costs incurred to originate the Company's investments and are amortized using the effective yield method over the related term of the investment.

        Deferred leasing costs include direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

14. Fair Value of Financial Instruments

        Effective January 1, 2008, the Company adopted SFAS 157, which among other things, requires additional disclosures about financial instruments, carried at fair value. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The following discussion of fair value was determined by the Manager, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At June 30, 2008	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments	$786	$—	$786	$—
Financial Liabilities:
Derivative instruments	$63,902	$—	$63,902	$—

Fair Value on a Non-Recurring Basis

        The Company uses fair value measurements on a nonrecurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

14. Fair Value of Financial Instruments (Continued)

down to fair value as a result of valuation allowances established for possible loan losses, and loans held for sale, which are reported at lower of cost or fair value less costs to sell. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the six months ended June 30, 2008:

At June 30, 2008	Total	Level I	Level II	Level III
Financial Assets:
Lending investments	$130,577	$—	$—	$130,577
Loans held for sale	$144,172	$—	$—	$144,172

        The total change in fair value of financial instruments for which a fair value adjustment has been included in the consolidated statements of income for the three and six months ended June 30, 2008 was $23,214 and $31,214, respectively.

        The valuations derived from pricing models overall valuation process may include adjustments to the financial instruments. These adjustments may be made when, in management's judgment, either the size of the position in the financial instrument or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the pricing models. Additionally, an adjustment from the price derived from a model typically reflects management's judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.

        Financial assets and liabilities presented at fair value and categorized as Level III are generally those that are marked to model using relevant empirical data to extrapolate an estimated fair value. The models' inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction and outcomes from the models represent an exit price and expected future cash flows. The parameters and inputs are adjusted for assumptions about risk and current market conditions. Changes to inputs in valuation models are not changes to valuation methodologies, rather, the inputs are modified to reflect direct or indirect impacts on asset classes from changes in market conditions. Accordingly, results from valuation models in one period may not be indicative of future period measurements.

15. Stockholders' Equity

        The Company's authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2008, 51,295,294 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

15. Stockholders' Equity (Continued)

Preferred Stock

        In April 2007, the Company issued 4,600,000 shares of its 8.125% Series A cumulative redeemable preferred stock (including the underwriters' over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares receive annual dividends of $2.03125 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, the Company may at its option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205.

Common Stock

        As of the date of the Company's formation, April 12, 2004, the Company had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 the Company completed its initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence operations. As of June 30, 2008 and December 31, 2007, 687,504 and 594,333, respectively, restricted shares had also been issued under the Company's 2004 Equity Incentive Plan, or the Equity Incentive Plan. These shares have a vesting period of two to four years.

        In December 2004, the Company sold 5,500,000 shares of its common stock, at a price of $17.27 per share, resulting in net proceeds of approximately $93,740 under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, or the Securities Act. The Company subsequently registered these shares for resale under the Securities Act in August 2005. A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the Company's outstanding shares of common stock. Of the 5,500,000 shares sold, 2,000,000 shares were settled in December 2004 and the remaining 3,500,000 shares were settled in January 2005.

        In September 2005, the Company sold 3,833,333 shares of common stock, at a price of $25.80 per share, resulting in net proceeds of approximately $97,830. A total of 2,875,000 shares were sold through a public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the Company's outstanding shares of common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under one of the Company's repurchase facilities and general corporate purposes.

        In May 2006, the Company sold 3,000,000 shares of common stock, at a price of $26.75 per share, resulting in net proceeds of approximately $79,787. A total of 2,250,000 shares were sold through a public offering and an additional 750,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the Company's outstanding shares of common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under the Company's repurchase facilities and general corporate purposes.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

15. Stockholders' Equity (Continued)

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

        In November 2007, the Company sold, through a private placement, 3,809,524 shares of common stock at a price of $26.25 per share to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising gross proceeds of approximately $100,000. The shares were not registered under the Securities Act of 1933 or any state securities laws, and were sold in a private transaction under Regulation D of the Securities Act. Subsequent to this offering, SL Green's ownership percentage was approximately 22% of the outstanding shares of the Company's common stock at March 31, 2008.

        In April 2008, the Company issued approximately 15,634,854 shares of common stock in connection with the American Financial acquisition. These shares had a value of approximately $378,692 on the date the merger agreement was executed. Also, as a result of the American Financial acquisition, an affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to an one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance. SL Green Operating Partnership, L.P. owned shares of the Company's common stock representing approximately 15.8% of the outstanding shares of the Company's common stock as of June 30, 2008.

Equity Incentive Plan

        As part of the Company's initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors' fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At June 30, 2008, 2,596,820 shares of common stock were available for issuance under the Equity Incentive Plan.

        Management and outsource fees paid to the Company's Manager and SL Green Operating Partnership, L.P. are sufficient to reimburse the Manager and SL Green Operating Partnership, L.P. for the applicable compensation, including payroll taxes, of the employees who provide services to

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

15. Stockholders' Equity (Continued)

Gramercy pursuant to the confirmatory addendum to the Management Agreement between Gramercy, the Manager and the Operating Partnership. These awardees are considered co-leased employees. Options granted under the Equity Incentive Plan to recipients who are co-leased employees of Gramercy are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant. In some instances, options may be granted under the Equity Incentive Plan to persons who provide significant services to the Company or its affiliates, but are not considered co-leased employees because compensation for their services is not covered by the management agreement or outsource agreement. Options granted to recipients that are not co-leased employees have the same terms as those issued to co-leased employees except as it relates to any performance-based provisions within the grant. To the extent there are performance provisions associated with a grant to a recipient who is not a co-leased employee, an estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date. If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

        A summary of the status of the Company's stock options as of June 30, 2008 and December 31, 2007 are presented below:

	June 30, 2008		December 31, 2007
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,428,169	$22.82	830,001	$18.02
Modification	110,716	—	—	—
Granted	85,000	$21.17	770,500	$27.76
Exercised	(85,547)	$14.83	(103,330)	$19.44
Lapsed or cancelled	(89,946)	$27.09	(69,002)	$25.29

Balance at end of period	1,448,392	$21.32	1,428,169	$22.82

        For the three and six months ended June 30, 2008, all options were granted within a price range of $18.98 to $25.90. The remaining weighted average contractual life of the options was 7.8 years. Compensation expense of $1,665 will be recorded over the course of the next eleven months, representing the remaining weighted average vesting period of the option awards as of June 30, 2008. In connection with the payment of a special dividend to common shareholders, the equity incentive plan was amended to provide for the modification of stock options pursuant to the special dividend paid. There was no incremental cost to the modification. Compensation expense of $263 and $526 and $136 and $326 was recorded for the three and six months ended June 30, 2008 and 2007, respectively, related to the issuance of stock options.

        Through June 30, 2008, 687,504 restricted shares had been issued under the Equity Incentive Plan, of which 64% have vested. The vested and unvested shares are currently entitled to receive

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

15. Stockholders' Equity (Continued)

distributions declared by the Company on its common stock. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $2,482 will be recorded over the course of the next nine months, representing the remaining weighted average vesting period of the restricted stock awards as of June 30, 2008. Compensation expense of $671 and $1,530 and $652 and $1,875 was recorded for the three and six months ended June 30, 2008 and 2007, respectively, related to the issuance of restricted shares.

Employee Stock Purchase Plan

        In November 2007, the Company's board of directors adopted, and the stockholders subsequently approved in June 2008, the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make the Company's business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable the Company's eligible employees to purchase its shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 250,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP. The common stock will be offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period.

Outperformance Plan

        In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, were to share in a "performance pool" if the Company's total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The Company recorded the expense of the plan award in accordance with FASB Statement No. 123(R). Compensation expense of $308 and $617 and $383 and $766 was recorded for the three and six months ended June 30, 2008 and 2007, respectively, related to the 2005 Outperformance Plan. Based on the Company's total return to stockholders as of the May 31, 2008 measurement period conclusion date, the Company did not meet the minimum 30% return threshold and accordingly, the plan participants automatically forfeited the LTIP Units that they had been granted.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

15. Stockholders' Equity (Continued)

Deferred Stock Compensation Plan for Directors

        Under the Company's Independent Director's Deferral Program, which commenced April 2005, the Company's independent directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The phantom stock units are convertible into an equal number of shares of common stock upon such directors' termination of service from the Board of Directors or a change in control by the Company, as defined by the program. Phantom stock units are credited to each independent director quarterly using the closing price of the Company's common stock on the applicable dividend record date for the respective quarter. Each participating independent director who elects to receive fees in the form of phantom stock units has the option to have their account credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter or have dividends paid in cash.

        As of June 30, 2008, there were approximately 43,791 phantom stock units outstanding, of which 31,791 units are vested.

Earnings per Share

        Earnings per share for the three and six months ended June 30, 2008 and 2007 is computed as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Numerator (Income)
Income from continuing operations	$13,500	$21,860	$38,970	$38,909
Loss from discontinued operations	(1,104)	—	(1,104)	—

Net income	12,396	21,860	37,866	38,909
Preferred stock dividends	(2,336)	(1,895)	(4,672)	(1,895)

Numerator for basic income per share—net income available to common stockholders	10,060	19,965	33,194	37,014
Effect of dilutive securities	—	—	—	—

Diluted earnings:
Numerator for diluted income per share—net income applicable to common stockholders	$10,060	$19,965	$33,194	$37,014

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

15. Stockholders' Equity (Continued)

Denominator (Weighted Average Shares)
Denominator for basic income per share—weighted average shares	51,166	26,049	42,966	26,037
Effect of dilutive securities:
Stock-based compensation plans	81	1,389	158	1,406
Phantom stock units	44	24	43	24

Diluted Shares	51,291	27,462	43,167	27,467

16. Benefit Plans

        At June 30, 2008, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan, 401(k) plan or other benefits plans. As an affiliate of SL Green, the Company's employees are covered by a 401(K) Savings/Retirement Plan implemented by SL Green. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. The plan provides for discretionary matching contributions only.

17. Commitments and Contingencies

        The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company or its investments, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by the Operating Partnership and the Company related to litigation will not materially affect its financial position, operating results or liquidity.

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

        As of June 30, 2008, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

17. Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating leases as of June 30, 2008 are as follows:

2008 (July 1 – December 31)	$8,997
2009	18,311
2010	18,041
2011	17,889
2012	17,578
2013 and thereafter	169,028

Total	$249,844

        The Company, through certain of its subsidiaries, may be required in its role in connection with its CDOs, to repurchase loans that it contributed to its CDOs in the event of breaches of certain representations or warranties provided at the time the CDOs were formed and the loans contributed. These obligations do not relate to the credit performance of the loans or other collateral contributed to the CDOs, but only to breaches of specific representations and warranties. Since inception, the Company has not been required to make any repurchases.

18. Financial Instruments: Derivatives and Hedging

        FASB No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective January 1, 2001, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

        The following table summarizes the notional and fair value of the Company's derivative financial instruments at June 30, 2008. The notional value is an indication of the extent of the Company's

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

18. Financial Instruments: Derivatives and Hedging (Continued)

involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$3,465	4.280%	7/2005	12/2009	$(56)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(101)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	7/2015	(57)
Interest Rate Swap	3 month LIBOR	12,000	3.063%	1/2008	7/2010	103
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(463)
Interest Rate Swap	3 month LIBOR	2,000	3.073%	1/2008	7/2010	15
Interest Rate Swap	3 month LIBOR	347,908	5.408%	8/2007	5/2017	(18,452)
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	(41,224)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	(2,019)
Interest Rate Swap	1 month LIBOR	24,143	5.114%	2/2008	1/2017	(1,006)
Interest Rate Swap	1 month LIBOR	16,412	5.203%	2/2008	5/2017	(773)
Interest Rate Swap	3 month LIBOR	4,700	3.170%	4/2008	4/2012	131
Interest Rate Cap	1 month LIBOR	250,000	5.250%	4/2008	3/2010	231
Interest Rate Cap	1 month LIBOR	600,000	5.250%	4/2008	3/2010	555

Total		$2,032,902				$(63,116)

        At June 30, 2008, derivative instruments were reported at their fair value as a net liability of $63,116. Offsetting adjustments are represented as deferred losses in Accumulated Other Comprehensive Income of $6,737. For the three and six months ended June 30, 2008, the Company recognized a decrease to interest expense of $249 attributable to any ineffective component of its derivative instruments designated as cash flow hedges. For the same period the Company recognized an increase to earnings of $2,709 attributable to the change in value of undesignated derivatives. Currently, all derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

        The Company is hedging exposure to variability in future interest payments on our debt facilities and cash flows for future transactions except in the case of swaps the Company may enter into from time to time, including total rate of return swaps, or TROR swaps, which are tied to the Lehman Brothers CMBS index and are intended to hedge the Company's exposure to variability in the rate of return in excess of anticipated future interest payments on that portion of the Company's debt facilities used to fund fixed rate mortgage loan assets held as available for sale.

19. Income Taxes

        The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with it's taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

19. Income Taxes (Continued)

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

        The Company's Board of Directors intends to evaluate the Company's dividend policy in the third quarter of 2008 to determine whether a potential dividend decrease is merited. Because of the American Financial acquisition, the Company incurs a considerably higher amount of depreciation which reduces its taxable income and would allow the Company to maintain its REIT distribution requirement with a lower dividend. Given current market conditions, retained earnings is an extremely efficient and low cost of capital option.

        For the three and six months ended June 30, 2008 and 2007, the Company recorded $0 and $429 and $11 and $963 of income tax expense, respectively, in net income from continuing operations for income attributable to the Company's wholly-owned TRSs. The Company has assumed an effective tax rate for the three and six months ended June 30, 2008 of 44% taking into consideration the anticipated applicable U.S. federal statutory tax rate at June 30, 2008 of 34% and state and local taxes.

20. Environmental Matters

        The Company's management believes the Company is in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. It's management is not aware of any environmental liability that it believes would have a materially adverse impact on the Company's financial position, results of operations or cash flows.

21. Segment Reporting

        Prior to the acquisition of American Financial, the Company was a REIT focused primarily on originating and acquiring loans and securities related to real estate and under the provisions of SFAS 131 operated in only one segment. As a result of the acquisition of American Financial, as of June 30, 2008, the Company has determined that it has two reportable operating segments: Structured Finance and Real Estate. The reportable segments were determined based on the management approach, which looks to the Company's internal organizational structure. These two lines of business require different support infrastructures.

        The Structured Finance segment includes all of the Company's activities related to senior and mezzanine real estate debt and senior and mezzanine capital investment activities and the financing

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

21. Segment Reporting (Continued)

thereof, including the Company's CMBS investments. These include a dedicated management team within Gramercy Finance for real estate lending origination, acquisition and servicing.

        The Real Estate segment includes all of the Company's activities related to the ownership and leasing of commercial real estate and credit net lease properties. In connection with the Company's significant increase in the size and scope of its real estate portfolio resulting from the American Financial acquisition, the Company initiated the build-out of an integrated asset management platform within Gramercy Realty to consolidate responsibility for, and control over, leasing, lease administration, property management, and tenant relationship management.

        The Company evaluates performance based on the following financial measures for each segment (in thousands):

	Structured Finance	Real Estate	Corporate/ Other(1)	Total Company
Three months ended June 30, 2008
Total revenues(2)	$88,136	$109,217	$—	$197,353
Earnings (loss) from unconsolidated joint ventures	2,320	(729)	—	1,591
Total operating and interest expense(3)	(62,111)	(107,314)	(15,778)	(185,203)

Net income from continuing operations(4)	$28,345	$1,174	$(15,778)	$13,741

Six months ended June 30, 2008
Total revenues(2)	$174,227	$109,217	$—	$283,444
Earnings (loss) from unconsolidated joint ventures	5,429	(729)	—	4,700
Total operating and interest expense(3)	(113,385)	(107,314)	(28,223)	(248,922)

Net income from continuing operations(4)	$66,271	$1,174	$(28,233)	$39,222

Total assets	$4,423,577	$4,171,729	$(712,447)	$7,882,859

(1)
Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany elimination necessary to reconcile to the consolidated Company totals.

(2)
Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Structured Finance business primarily represents interest income and revenue from the Real Estate business primarily represents operating lease income.

(3)
Total operating and interest expense includes provision for loan losses for the Structured Finance business and operating costs on commercial property assets for the Real Estate business, as well as interest expense and loss on early extinguishment of debt, specifically related to each segment. Interest expense on the unsecured and secured revolving credit facilities and general and administrative expense is included in Corporate/Other for all periods. Depreciation and

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

21. Segment Reporting (Continued)

  amortization of $22 million and $24 million for the three and six months ended June 30, 2008, respectively, are included in the amounts presented above.

(4)
Net operating income represents income before provision for taxes, minority interest and discontinued operations.

22. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        The following table represents non-cash activities recognized in other comprehensive income for the six months ended June 30, 2008 and 2007:

	2008	2007
Deferred (losses) gains and other non-cash activity related to derivatives	$(6,737)	$10,864

23. Subsequent Events

        On July 22, 2008, Gramercy Warehouse Funding I LLC ("Gramercy Funding I"), GKK Trading Warehouse I LLC ("GKK Warehouse I"), GKK 450 LEX LLC, each an indirect wholly-owned subsidiary of the Company, terminated their existing Master Repurchase Agreement with Wachovia and entered into a new credit agreement ("Credit Agreement") with Wachovia, as administrative agent, sole lead arranger and sole bookrunner. Gramercy Funding I and GKK Warehouse I are borrowers (collectively, the "Borrowers") and the Company, the Operating Partnership, GIT and GKK Trading are guarantors (each a "Guarantor" and collectively, the "Guarantors") under the Credit Agreement and the related credit documents, including a Guarantee Agreement, dated as of July 22, 2008, by and among the Company, the Operating Partnership, GIT, GKK Trading and Wachovia (the "Guarantee Agreement") (such credit documents, the Guarantee Agreement and the Credit Agreement being referred to herein collectively as the "Credit Documents").

        Pursuant to the Credit Documents, the Borrowers may request loans and letters of credit for the acquisition of real estate-related assets, including the assets previously financed pursuant to the Master Repurchase Agreement. Total credit availability under the new credit facility with Wachovia (the "Credit Facility") will be $215,680 comprised of a term loan equal to $115,680 and a revolving loan equal to $100,000,000, with a credit spread of 242.5 basis points (which will be increased to 267.5 basis points upon an extension of the maturity of the Credit Facility). The term of the Credit Facility is two years and the Borrowers may extend the term for an additional twelve-month period if certain conditions are met. Advance rates for assets acquired pursuant to the Credit Agreement vary from 50% to 80% of purchase price, depending on the type and structure of the asset.

        The Credit Agreement provides Wachovia with the ability to mark the value of the assets acquired pursuant to the Credit Agreement and to require the Borrowers to commensurately pay down the corresponding loan with respect to a reduction in an asset's value based on Wachovia's mark. Wachovia's ability to mark an asset, however, is limited to situations where an asset's value has been affected by credit issues with respect to the related underlying property; Wachovia cannot mark an asset

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2008

23. Subsequent Events (Continued)

based on credit spreads or other criteria outside of property-level credit issues. Furthermore, the Credit Agreement requires the Borrowers and the Guarantors to comply with certain corporate and financial covenants, including, among other things, positive net income of each Borrower, minimum interest coverage ratio and maintenance of ratio of consolidated total indebtedness to consolidated total assets of all Borrowers. In addition, the Credit Agreement permits Wachovia to call an event of default with respect to the Credit Facility upon the occurrence (and continuation beyond applicable notice and cure periods) of certain events, including the failure to pay obligations due pursuant to the Credit Documents, the failure to comply with covenants, including financial covenants, set forth in the Credit Documents, cross defaults with certain other indebtedness, material misrepresentations made in connection with the Credit Documents, among others.

        Pursuant to the Guarantee Agreement, the Guarantors are required to provide a limited guaranty with respect to the Borrowers' obligations under the Credit Facility. This guaranty is limited to the sum of (i) 10% of the outstanding balance of loans related to assets with certain designated ratings assigned by the ratings agencies, and (ii) 40% of the unpaid balance for all loans related to assets not covered in (i) above. The Borrowers' obligations under the Credit Facility become fully recourse to the Guarantors only upon the occurrence of certain limited events, including voluntary bankruptcy of a Borrower, if any.

ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except for share and per share data)

Overview

        Gramercy Capital Corp. is an integrated commercial real estate specialty finance and property investment company. We were formed in April 2004 and commenced operations upon the completion of our initial public offering in August 2004. On April 1, 2008, we completed the acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financial's secured debt. The acquisition transformed our company from a pure specialty finance company into a $7.9 billion diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments.

        Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Our property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties leased primarily to financial institutions and affiliated users throughout the United States. These institutions are for the most part deposit taking commercial banks, thrifts and credit unions, which we generally refer to as "banks." Our portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., Wachovia Bank, National Association, Regions Financial Corporation and Citizens Financial Group, Inc. and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of us through which our commercial real estate finance and property investment businesses are conducted.

        We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are externally managed and advised by GKK Manager LLC, or our Manager, a majority-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code and generally will not be subject to federal income taxes to the extent we distribute our income to our stockholders. We have in the past established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur federal, state and local taxes on the taxable income from their activities. Unless the context requires otherwise, all references to "we," "our" and "us" mean Gramercy Capital Corp.

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

        Since our inception, we have completed transactions in a variety of markets and secured by a variety of property types. Until the second half of 2007, the market for commercial real estate debt exhibited high relative returns and significant inflows of capital. However, due to growing illiquidity in the credit markets and an overall slowing in macroeconomic conditions, the default levels for commercial real estate have begun to rise above historical levels. Consequently, the market for debt instruments had for several years, until the second half of 2007, evidenced declining yields and more flexible credit standards and loan structures. In particular, "conduit" originators who packaged whole loans for resale to investors drove debt yields lower while maintaining substantial liquidity because of the then-strong demand for the resulting securities. Because of reduced profits in the most liquid sectors of the mortgage finance business then existing, several large institutions began originating large bridge loans for the purpose of generating interest income, rather than the typical focus on trading profits. In response to those developments, we focused on areas where we had comparative advantages rather than competing for product merely on the basis of yield or structure. This had particularly included whole loan origination in markets and transactions where we had an advantage due to (i) knowledge or relationships we have, (ii) knowledge or relationships of our largest stockholder, SL Green, and (iii) where we have an ability to better assess and manage risks over time. When considering investment opportunities in secondary market transactions in tranched debt, we often avoided first loss risk in larger transactions due to the then high recent valuations of the underlying real estate relative to historic valuation levels. Because of the then significant increase in the value of institutional quality assets relative to historic norms, we focused on positions in which a property sale or conventional refinancing at loan maturity would provide for a complete return of our investment. We have also carefully managed our exposure to interest rate changes that could affect our liquidity. We generally matched our assets and liabilities in terms of base interest rate (generally one-month LIBOR) and, to the extent possible, expected duration. We have raised debt and equity in several different capital markets to improve the diversity of our funding sources, maintain liquidity, and achieve our match-funding objectives.

        However, beginning in the third quarter of 2007, the sub-prime residential lending and single family housing markets in the U.S. began to experience significant default rates, declining real estate values and increasing backlog of housing supply, and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The residential sector capital markets issues quickly spread more broadly into the asset-backed commercial real estate, corporate and other credit and equity markets. The factors described above have resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, including us, continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

        Credit spreads on commercial mortgages (i.e., the interest rate spread over given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (a) supply and demand for such mortgage loans; (b) perceived risk of the underlying real estate collateral cash flow; and (c) capital markets execution for the sale or financing of such commercial mortgage assets. In the case of (a), the number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity will result in credit spreads increasing. During periods of volatility, such as the markets are currently experiencing, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders depend on the capital markets in order to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital market decreases. As the market tightens, many warehouse lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them.

        For existing loans, when credit spreads widen, the fair value of these existing loans decreases. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell or finance the loan, the reduced value of the loan will impact the total proceeds that the lender will receive.

        In the short-term, we believe the current environment of rapidly changing and evolving markets will provide increasing challenges to both our industry and our company. While we continue to believe the commercial lending business has strong long-term fundamentals and is being adversely affected by recent volatility in the credit and capital markets, due to these uncertainties, we are experiencing the following: (i) lower loan originations, (ii) reduced access to capital, if at all, and increased cost of financing, (iii) reduced cash available for distribution to stockholders, particularly as our portfolio is reduced by scheduled maturities and prepayments and (iv) increased instances of defaults by borrowers.

        We responded to these difficult conditions by decreasing investment activity when we observed deteriorating market conditions. We expect credit to continue to be challenging throughout 2008 and into 2009. However, we believe we have the resources to quickly identify potential issues and to act aggressively to protect our invested capital and that in the longer term, liquidity and attractive pricing could return to the commercial real estate finance markets.

        All of our term CDO liabilities are in their reinvestment periods which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. Because credit spreads are currently much wider than when we issued these liabilities, we currently expect to earn a higher return on equity on capital which is repaid and reinvested in this market. Approximately $406.2 million of our loans have their initial maturity date in 2008. However, many of these loans contain extension options of at least six months (many subject to performance criteria) so it is difficult to estimate how much capital from initial maturities or early pre-payments may be recycled into higher earning investments.

        We believe that in the longer term, liquidity and attractive liquidity pricing could return to the commercial real estate finance markets but that in the near term, new financing sources must be developed in order to attractively finance new investment activity. We believe these sources will include term loans from financial institutions and life companies, more restrictive commercial real estate finance structures which may not permit reinvestment from asset repayments and financing provided by motivated sellers of assets.

        The recent credit crisis has put many borrowers and financial institutions, including many of our borrowers and tenants, under increasing amounts of financial and capital distress. This has led to an increased incidence of defaults under our loans and leases and could lead to increased vacancy rates in office properties servicing these institutions. For the three months ended June 30, 2008, we recorded a gross provision for loan losses of $23,200 related to six separate loans.

        As of June 30, 2008, Gramercy Real Estate had 29.2 million square feet of commercial real estate in 37 states and the District of Columbia with an aggregate asset book value of approximately $4.1 billion, in addition to $3.8 billion of debt investments, commercial real estate securities investments and other assets. As of June 30, 2008, approximately 52% of its assets were comprised of commercial property, 30% of debt investments, 11% of commercial mortgage real estate securities and 7% of other assets.

        As of June 30, 2008, Gramercy Finance loans and other lending investments and CMBS of $3,179,297 net of fees, discounts, and unfunded commitments with an average spread to 30 LIBOR of 404 basis points for its floating rate investments, and an average yield of 6.96% for its fixed rate investments. As of June 30, 2008, Gramercy Finance also held interests in three credit tenant net lease investments, or CTL investments, two interests in fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

        The aggregate carrying values, allocated by product type and weighted average coupons of our loans, and other lending investments and CMBS investments as of June 30, 2008 and December 31, 2007, including loans held for sale, were as follows (dollars in thousands):

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2008	2007	2008	2007	2008	2007	2008	2007
Whole loans, floating rate	$1,392,185	$1,594,338	59.9%	60.5%	—	—	335 bps	332 bps
Whole loans, fixed rate	155,254	204,192	6.7%	7.7%	7.15%	7.79%	—	—
Subordinate interests in whole loans, floating rate	132,023	146,901	5.7%	5.6%	—	—	451 bps	447 bps
Subordinate interests in whole loans, fixed rate	43,584	61,890	1.9%	2.3%	8.32%	8.78%	—	—
Mezzanine loans, floating rate	361,164	413,813	15.5%	15.7%	—	—	568 bps	607 bps
Mezzanine loans, fixed rate	227,393	203,753	9.8%	7.7%	8.99%	8.91%	—	—
Preferred equity, fixed rate	11,879	11,858	0.5%	0.5%	10.09%	10.09%	—	—

Subtotal/ Weighted average	$2,323,482	$2,636,745	100.0%	100.0%	8.30%	8.45%	389 bps	395 bps

CMBS, floating rate	68,643	23,817	8.0%	3.0%	—	—	854 bps	593 bps
CMBS, fixed rate	787,172	768,166	92.0%	97.0%	6.22%	6.13%	—	—

Subtotal/ Weighted average	855,815	791,983	100.0%	100.0%	6.22%	6.13%	854 bps	593 bps

Total	$3,179,297	$3,428,728	100.0%	100.0%	6.96%	7.02%	404 bps	397 bps

(1)
Loans and other lending investments and CMBS investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)
Spreads over an index other than 30-Day LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

        As of June 30, 2008, Gramercy Realty, our commercial real estate business, owned a portfolio comprised of 798 bank branches, 347 office buildings and 11 land parcels, of which 125 bank braches and one office building were partially owned through joint ventures. Our wholly-owned properties aggregated approximately 27.7 million rentable square feet and its partially-owned properties aggregated approximately 1.0 million rentable square feet, including 0.6 million rentable square feet in an unconsolidated joint venture. As of June 30, 2008, the occupancy of our wholly-owned properties was 87.5% and the occupancy for its partially-owned properties was 99.9%. Our two largest tenants are Bank of America, N.A. and Wachovia Bank, National Association and, as of June 30, 2008, they represented approximately 43.0% and 14.8%, respectively, of the rental income of our portfolio and occupied approximately 45.2% and 19.2%, respectively, of our total rentable square feet.

        Summarized in the table below are our key property portfolio statistics as of June 30, 2008:

	Number of Buildings		Square Feet		Occupancy
Portfolio	At Acquisition	At June 30, 2008	At Acquisition	At June 30, 2008	At Acquisition	At June 30, 2008
Core	653	652	20,935,260	20,910,046	96.4%	96.3%
Value—Add(1)	303	295	5,265,870	5,223,593	65.8%	65.7%

Subtotal	956	947	26,201,130	26,133,639	90.3%	90.2%

Held for Sale(2)	96	84	2,382,666	1,914,749	57.1%	53.2%

Total	1,052	1,031	28,583,796	28,048,388	87.5%	87.6%

(1)
Reflects one leasehold termination.

(2)
Includes two properties reclassified from Value-Add to Held for Sale.

        Due to the nature of the business of our tenant base, which places a high premium on serving its customers from a well established distribution network, we typically enter into long-term leases with our tenants. As of June 30, 2008, the weighted average remaining term of our leases was 10.8 years and approximately 80.6% of our base revenue was derived from triple net and bond net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, we are focused on maximizing the value of our portfolio through acquisitions and strategic sales and through effective and efficient property management and leasing operations.

        We rely on the credit and equity markets to finance and grow our business. During the second half of 2007 and the first half of 2008, severe credit and liquidity issues in the sub-prime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including ours, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing up vacant space and reducing corporate overhead as a percentage of our total assets and total revenues.

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

Variable Interest Entities

        Our ownership of the subordinated classes of CMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans. There are certain exceptions to the scope of FIN 46R, one of which provides that an investor that holds a variable interest in a qualifying special-purpose entity, or QSPE, does not consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. FASB No. 140, or SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity's QSPE status can be affected in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we follow the guidance set forth in FIN 46R as the special-purpose entities would be determined to be VIEs.

        We have analyzed the pooling and servicing agreements governing each of our controlling class CMBS investments and we believe that the terms of those agreements conform to industry standards and are consistent with the QSPE criteria. In April 2008, the FASB voted to eliminate the scope exception for QSPEs from the guidance in SFAS No. 140 and to remove the scope exception for QSPEs from FIN 46R. This will require that VIEs previously accounted for as QSPEs be analyzed for consolidation according to FIN 46R. While the revised standards have not been finalized, and deferred for potential application until 2010, this change may affect our financial statements.

        At June 30, 2008, we owned securities of three controlling class CMBS trusts with a carrying value of $38,867. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. At June 30, 2008, our maximum exposure to loss as a result of its investment in these QSPEs totaled $38,867, which equals the book value of these investments as of June 30, 2008.

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. Our management has evaluated these entities and has concluded that none of such entities are VIEs that are subject to the consolidation rules of FIN 46R.

Real Estate and CTL Investments

        We record acquired real estate at cost. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repair expenditures are charged to expense as incurred.

        In leasing office space, we may provide funding to the lessee through a tenant allowance. In accounting for tenant allowances, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If we are considered the owner of the leasehold improvements for accounting purposes, we capitalize the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process.) Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.

        CTL investments are recorded at cost less accumulated depreciation. Costs directly related to the acquisition of such investments are capitalized. Certain improvements are capitalized when they are determined to increase the useful life of the building. Capitalized items are depreciated using the straight-line method over the shorter of the useful lives of the capitalized item or 40 years for buildings or facilities, the remaining life of the facility for facility improvements, five to ten years for personal property and equipment, and the shorter of the remaining lease term or the expected life for tenant improvements.

        Results of operations of properties acquired are included in the Consolidated Statements of Income from the date of acquisition.

        In accordance with FASB No. 144, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," a property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Once an asset is classified as held for sale, depreciation expense and straight-line rent adjustments are no longer recorded and historic results are reclassified as Discontinued Operations.

        We also review the recoverability of the property's carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and fair value less estimated cost to dispose for assets held for sale. These assessments are recorded as an impairment loss in the Consolidated Statements of Income, resulting in an immediate negative adjustment to net income.

        In accordance with FASB No. 141, or SFAS No. 141, "Business Combinations," we allocate the purchase price of real estate to land, building and improvements, and intangibles, such as the value of above-, below-and at-market, leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases are amortized over the expected term, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

        We have not yet obtained all the information necessary to finalize our estimates to complete the purchase price allocations in accordance with SFAS No. 141 related to the American Financial acquisition. The purchase price allocations will be finalized once the information indentified has been received, which should not be longer than one year from the date of acquisition.

Leasehold Interests

        Leasehold interest assets and liabilities are recorded based on the difference between the fair value of our estimate of the net present value of cash flows expected to be paid and earned from the subleases over the non-cancelable lease terms and any payments received in consideration for assuming the leasehold interests. Factors used in determining the net present value of cash flows include contractual rental amounts, costs of tenant improvements, costs of capital expenditures and amounts due under the corresponding operating lease assumed. Amounts allocated to leasehold interests, based on their respective fair values, are amortized on a straight-line basis over the remaining lease term.

Investments in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46R. In the joint ventures, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to us. As of June 30, 2008 and December 31, 2007, we had investments of $68,799 and $49,440 in unconsolidated joint ventures, respectively.

Assets Held for Sale

  Loans and Other Lending Investments Held for Sale

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

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. We maintained a reserve of $35,442 and $8,658 at June 30, 2008 and December 31, 2007, respectively, relating to ten and eleven separate loans, respectively. A substantial majority of the additional loan loss reserve is attributable to a broadly syndicated second and third lien financing secured by residential land in Southern California. We reserved against the entire $15,000 third lien and $11,000 of the $45,000 second lien. We continue to work with our co-lenders, the senior lending group and the borrower for a favorable resolution, but the successful restructuring of these loans is speculative, additional reserves are possible and any such restructuring will take longer than a more customary restructuring. During the six months ended June 30, 2008, charge-offs totaled $4,430 relating to two loans we foreclosed upon. During the year ended December 31, 2007, charge-offs totaled $3,200 relating to one loan we foreclosed upon.

  Real Estate and CTL Investments Held for Sale

        The results of operations from real estate investments or CTL Investments sold or held for sale in the current and prior periods are classified as "Loss from discontinued operations" on our consolidated statement of operations even though such losses were actually recognized by us prior to the asset sale.

Commercial Mortgage-Backed Securities

        We designate our CMBS investments pursuant to FASB No. 115, or SFAS No. 115, on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of income using the level yield method. CMBS securities that we do not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholder's equity. Unrealized losses on securities that in the judgment of management are other than temporary are charged against earnings as a loss on the consolidated statement of income. In November 2007, subsequent to financing our CMBS investments in our CDOs, we redesignated all of our available-for-sale CMBS investments with a book value of approximately $43.6 million to held to maturity. As of June 30, 2008 and December 31, 2007, the unrealized loss on the redesignated CMBS investments included in other comprehensive income was $5,281 and $5,575, respectively.

        We account for CMBS (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote) under Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," or EITF 99-20. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less then the present value previously estimated, an other than temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting charge against earnings and a new cost basis is established. We calculate a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income.

        We determine the fair value of CMBS based on the types of securities in which we have invested. For liquid, investment-grade securities, we consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments. For non-investment grade securities, we actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from our own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

        In accordance with SFAS No. 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period of time over which we expect the values to recover to amortized cost, the investment is written down to its fair value, and this loss is realized and charged against earnings. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In addition, it is possible that we in the future may need to recognize an other-than-temporary impairment notwithstanding our continued determination that no credit loss has occurred and estimated cash flows remain stable, due to the duration that the estimated fair value remains below book value.

Pledged Government Securities

        We maintain a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in our real estate portfolio. These securities are carried at amortized cost because we have positive intent and the ability to hold the securities to maturity. These securities had a carrying value of $103,527, a fair value of $99,879 and unrealized losses of $3,648 at June 30, 2008, and have maturities that extend through November 2013. We did not maintain a portfolio of pledged treasury securities at December 31, 2007.

Tenant and Other Receivables

        Tenant and other receivables are primarily derived from the rental income that each tenant pays in accordance with the terms of its lease, which is recorded on a straight-line basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that will only be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Tenant and other receivables also include receivables related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.

        Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of June 30, 2008 and December 31, 2007 were $4,461 and $0, respectively. We continually review receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of income.

Intangible Assets

        Pursuant to SFAS No. 141, we follow the purchase method of accounting for all business combinations. To ensure that intangible assets acquired and liabilities assumed in a purchase method business combination are recognized and reported apart from goodwill, we apply criteria specified in SFAS No. 141.

        We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if-vacant basis. We utilize various estimates, processes and information to determine the as-if-vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analyses and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases.

        Above-market and below-market in-place lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to each in-place lease and management's estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

        The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as-if-vacant. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the anticipated lease-up period, which is expected to average six months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

        The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from two to 20 years. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.

        In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets as of June 30, 2008 is substantially complete; however, there are certain items that we will finalize once additional information is received. Accordingly, this allocation is subject to revision when final information is available, although future revisions are not expected to have a significant impact on our financial position or results of operations.

Deferred Costs

        Deferred costs include deferred financing costs which represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, that do not close are expensed in the period in which it is determined that the financing will not close.

        Deferred costs also consist of fees and direct costs incurred to originate new investments and are amortized using the effective yield method over the related term of the investment. Deferred costs also consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

Other Assets

        We make payments for certain expenses such as insurance and property taxes in advance of the period in which it receives the benefit. These payments are classified as prepaid expenses and amortized over the respective period of benefit relating to the contractual arrangement. We also escrow deposits related to pending acquisitions and financing arrangements, as required by a seller or lender, respectively. Prepaid acquisition costs represent a portion of the total purchase price of a property and are reclassified into real estate investments and related intangible assets, as appropriate, at the time the acquisition is completed. If such costs are related to an acquisition that will not be consummated and the deposit is not recoverable, the respective amounts are recorded as broken deal costs in the accompanying consolidated statements of income. Costs prepaid in connection with securing financing for a property are reclassified into deferred costs at the time the transaction is completed.

Revenue Recognition

  Finance Investments

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

        We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At June 30, 2008, we had three first mortgage loans with an aggregate carrying value of $171,809, one second lien loan with a carrying value of $33,900 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. In April 2008, the first lien lenders commenced a foreclosure action with respect to the collateral supporting the second lien and third lien loans referenced above and such loans changed from being classified as sub-performing loans as of March 31, 2008 to non-performing loans as of June 30, 2008. The first and second lien loans are secured by land, which is intended primarily for residential development. Given the significant deterioration in the United States residential real estate markets, we believe that the sucessful restructuring of these loans is speculative, additional reserves are possible, and any such restructuring will take longer than a more customary restructuring. Therefore, there is more uncertainty surrounding the possible outcome of these loans. We and our co-lenders are currently evaluating our options to protect our interests. In May 2008, the borrowers (controlled by the same sponsor) under two of the non-performing first mortgage loans referenced above with an aggregate carrying value of $69,755 filed a petition in bankruptcy under Chapter 11. We are currently evaluating our options to protect our interest, including the pursuit of a guaranty provided by the sponsor for all principal due. At December 31, 2007, we had one non-performing loan with foreclosure and carrying value of $29,058, which was subsequently repaid in full on March 14, 2008, along with accrued interest and substantially all other fees and charges due to us.

        We classify loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans. The specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur. At June 30, 2008, one first mortgage loan with a total carrying value of $26,927, two subordinate interests in whole loans with a carrying value totaling $26,749, and one mezzanine loan with a carrying value of $46,299 were classified as sub-performing. At December 31, 2007, one first mortgage loan with a carrying value of $10,403, and one 40% participation interest in a first mortgage loan with a carrying value of $22,000, were classified as sub-performing.

        In some instances we may sell all or a portion of our investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and SFAS No. 140 criteria are met, under which control of the asset that is sold is surrendered making it a "true sale," a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the three and six months ended June 30, 2008 and 2007, we recognized $0 and $10 and $1,668 and $4,354, respectively, in net gains from the sale of debt investments or commitments.

  Real Estate and CTL Investments

        Rental income from leases is recognized on a straight-line basis regardless of when payments are contractually due. Certain lease agreements also contain provisions that require tenants to reimburse us for real estate taxes, common area maintenance costs and the amortized cost of capital expenditures with interest. Such amounts are included in both revenues and operating expenses when we are the primary obligor for these expenses and assume the risks and rewards of a principal under these arrangements. Under leases where the tenant pays these expenses directly, such amounts are not included in revenues or expenses.

        Deferred revenue represents rental revenue and management fees received prior to the date earned. Deferred revenue also includes rental payments received in excess of rental revenues recognized as a result of straight-line basis accounting.

        Other income includes fees paid by tenants to terminate their leases, which are recognized when fees due are determinable, no further actions or services are required to be performed by us, and collectability is reasonably assured. In the event of early termination, the unrecoverable net book values of the assets or liabilities related to the terminated lease are recognized as depreciation and amortization expense in the period of termination.

        We recognize sales of real estate properties only upon closing, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sale price is reasonable assured and we are not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate under SFAS No. 66.

Rent Expense

        Rent expense is recognized on a straight-line basis regardless of when payments are due. Accrued expenses and other liabilities in the accompanying consolidated balance sheets as of June 30, 2008 include an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in marketing, general and administrative expense.

Reserve for Possible Loan Losses

        Specific valuation allowances are established for possible loan losses on loans in instances where it is deemed possible that we may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. We consider the estimated value of the collateral securing the loan, and compare it to the carrying value of the loan. The estimated value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type, collateral location, quality and prospects of the sponsor, the amount and status of any senior debt, and other factors. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates. Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the carrying value at the balance sheet date.

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level we believes is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. We maintained a reserve of $35,442 and $8,658 at June 30, 2008 and December 31, 2007, respectively, relating to ten and eleven separate loans, respectively, with carrying values of $218,679 and $264,612, respectively. A substantial majority of the additional loan loss reserve is attributable to a broadly syndicated second and third lien financing secured by residential land in Southern California. We reserved against the entire $15,000 third lien and $11,000 of the $45,000 second lien. We continue to work with our co-lenders, the senior lending group and the borrower for a favorable resolution, but the successful restructuring of these loans is speculative, additional reserves are possible and any such restructuring will take longer than a more customary restructuring. During the six months ended June 30, 2008, charge-offs totaled $4,430 relating to two loans we foreclosed upon. During the year ended December 31, 2007, charge-offs totaled $3,200 relating to one defaulted loan we foreclosed upon, which had a carrying value of $19,899 and $19,155 at June 30, 2008 and December 31, 2007, respectively, and is recorded in other assets.

        Income recognition is generally suspended for loans at the earlier of the date at which payment becomes 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed.

Stock Based Compensation Plans

        We have a stock-based compensation plan, described more fully in Note 15. We account for this plan using the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation."

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

        The fair value of each stock option granted is estimated on the date of grant for options issued to co-leased employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2008 and 2007.

	2008	2007
Dividend yield	8.8%	7.9%
Expected life of option	5.8 years	5.9 years
Risk-free interest rate	3.2%	4.3%
Expected stock price volatility	35.0%	28.0%

Incentive Distribution (Class B Limited Partner Interest)

        The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to our common unit holders in our Operating Partnership and to our common stockholders. We incurred approximately $2,604 and $3,784 and $5,100 and $6,601 with respect to such Class B limited partner interests for the three and six months ended June 30, 2008 and 2007, respectively.

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

        We use a variety of commonly used derivative products that are considered "plain vanilla" derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. We also use total rate of return swaps, or TROR swaps, which are tied to the Lehman Brothers CMBS index. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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

        FASB No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB No. 149, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

        We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense or other income in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

        All hedges held by us are deemed effective based upon the hedging objectives established by our corporate policy governing interest rate risk management. The effect of our derivative instruments on our financial statements is discussed more fully in Note 18 to our Consolidated Financial Statements.

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

        Our Board of Directors intends to evaluate our dividend policy in the third quarter of 2008 to determine whether a potential dividend decrease is merited. Because of the American Financial acquisition, we incur a considerably higher amount of depreciation which reduces our taxable income and would allow us to maintain our REIT distribution requirement with a lower dividend. Given current market conditions, retained earnings is an extremely efficient and low cost of capital option.

        For the three and six months ended June 30, 2008 and 2007, we recorded $0 and $429 and $11 and $963 of income tax expense, respectively, in income from continuing operations for income attributable to our wholly-owned TRSs. We have assumed an effective tax rate for the three and six months ended June 30, 2008 of 44% taking into consideration the anticipated applicable U.S. federal statutory tax rate at June 30, 2008 of 34% and state and local taxes.

Results of Operations (Amounts in thousands, except share and per share data)

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007

  Revenues

	2008	2007	$ Change
Investment income	$63,003	$72,828	$(9,825)
Rental revenue	79,580	1,850	77,730
Operating expense reimbursement	32,014	—	32,014
Gain on sales and other income	22,756	3,625	19,131

Total revenues	197,353	78,303	$119,050

Equity in net income of joint ventures	$1,591	$484	$1,107

        Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. The decrease of $9,825 over the prior period is primarily due to a decrease in the carrying value of our loans and other lending instruments by approximately $262.0 million, a decline in LIBOR interest rates in 2008 and non-performing loans with a carrying value of $205,709 in 2008. There were no non-performing loans in the three months ended June 30, 2007.

        Rental revenue for the three months ended June 30, 2008 includes revenue earned on 292 Madison Avenue, revenue earned on our TIC interest in 55 Corporate Drive, which has been held as a proportionately consolidated property since its acquisition in June 2006, and revenue earned on properties acquired as a result of the American Financial acquisition. Rental revenue for the three months ended June 30, 2008 includes the effect of adjustments for straight-line rent for 55 Corporate Drive and 292 Madison Avenue. For the three months ended June 30, 2008, $3,479 was earned on 292 Madison Avenue and 55 Corporate Drive and $78,685 was earned on American Financial's rental property portfolio. The increase in rental revenue of $77,730 over the prior period is due primarily to our acquisition of American Financial.

        Operating expense reimbursement of $32,014 for the three months ended June 30, 2008 is attributed to the closing of the American Financial acquisition on April 1, 2008.

        Gains on sales and other income of $22,756 for the three months ended June 30, 2008 is primarily attributable to $17,597 in net gains from the repurchase of CRE CDO bonds previously issued by us. The remaining balance is primarily composed of interest on restricted cash balances in our three CDOs (only two of which were in place during the same period in 2007) and other cash balances held by us. Gains on sales and other income of $3,625 for the three months ended June 30, 2007 is comprised primarily of gains recorded on the sale of one loan and lending investment of $1,668 and interest earned on restricted cash balances in our CDOs and other cash balances.

        The income on investments in unconsolidated joint ventures of $1,591 for the three months ended June 30, 2008 represents our proportionate share of the income generated by our joint venture interests including $179 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $1,771. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below. The income on investments in unconsolidated joint venture of $484 for the three months ended June 30, 2007 represents our proportionate share of income generated by our unconsolidated joint venture interests including $1,946 of real estate-related depreciation and amortization, which when added back, resulted in a contribution to FFO of $2,430.

  Expenses

	2008	2007	$ Change
Operating expenses	$46,302	—	$46,302
Interest expense	77,678	$39,209	38,469
Management fees	9,106	5,414	3,692
Incentive fee	2,604	3,784	(1,180)
Depreciation and amortization	22,232	1,088	21,144
Marketing, general and administrative	4,067	4,103	(36)
Provision for loan loss	23,214	2,900	20,314
Provision for taxes	—	429	(429)

Total expenses	$185,203	$56,927	$128,276

        Property operating expenses for the three months ended June 30, 2008 were $46,302, entirely attributed to the American Financial acquisition which closed on April 1, 2008. This amount included ground rent and leasehold obligations, real estate and taxes, utilities, property and leasehold improvements, other property operating expenses and direct billable expenses.

        Interest expense was $77,678 for the three months ended June 30, 2008 compared to $39,209 for the three months ended June 30, 2007. The increase of $38,469 is primarily attributed to $2.5 billion in additional debt incurred as a result of the American Financial acquisition. Interest expense associated with this additional debt was $40,425 for the three months ended June 30, 2008.

        Management fees increased $3,692 for the three months ended June 30, 2008 to $9,106 versus $5,414 for the same period in 2007 due primarily to an increase in our stockholder's equity as a result of additional issuances of common equity during the second half of 2007 as well as in connection with the American Financial acquisition on which base management fees are calculated. The remaining increase is attributable to the amount paid or payable to our Manager on investments in our three CDOs (only two of which was in place during the same period in 2007) in accordance with the CDO collateral management agreements in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on those investments under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsource and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsource agreement.

        We recorded an incentive fee expense of $2,604 during the three months ended June 30, 2008 in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We recorded incentive fee expense of $3,784 for the three months ended June 30, 2007, which reflects a higher FFO recognized during that period compared to the comparable period in 2008.

        We recorded depreciation and amortization expenses of $22,232 for the three months ended June 30, 2008, versus $1,088 for the three months ended June 30, 2007. The increase of $21,144 is attributed primarily to the increase in size of our real estate investments as a result of the American Financial acquisition.

        Marketing, general and administrative expenses were $4,068 for the three months ended June 30, 2008, versus $4,103 for the same period in 2007.

        Provision for loan losses was $23,214 for the three months ended June 30, 2008, versus $2,900 for the three months ended June 30, 2007. The provision was based upon an increase in non-performing loans and the review of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets, and a difficult operating environment. See Note 2 to our Consolidated Financial Statements—Revenue Recognition—Finance Investments.

        Provision for taxes was $0 for the three months ended June 30, 2008, versus $429 for the three months ended June 30, 2007.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

  Revenues

	2008	2007	$ Change
Investment income	$137,598	$132,797	$4,801
Rental revenue	83,279	3,586	79,693
Operating expense reimbursement	32,014	—	32,014
Gain on sales and other income	30,553	10,054	20,499

Total revenues	$283,444	146,437	$137,007

Equity in net income (loss) of joint ventures	$4,700	$(211)	$4,911

        Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. The decrease of $4,801 over the prior period is primarily due to a decrease in the carrying value of our loans and other lending instruments by approximately $262.0 million, a decline in LIBOR interest rates in 2008 and non-performing loans with a carrying value of $205,709 in 2008. There were no non-performing loans in the six months ended June 30, 2007.

        The increase in rental revenue of $79,693 over the prior period is due primarily to the our acquisition of American Financial.

        Operating expense reimbursement of $32,014 for the six months ended June 30, 2008 is attributed to the closing of the American Financial acquisition on April 1, 2008.

        Gain on sales and other income of $30,553 for the six months ended June 30, 2008 is primarily attributable to $21,286 in net gains from the repurchase of CRE CDO bonds previously issued by us. The remaining balance is primarily composed of interest on restricted cash balances in our three CDOs (only two of which were in place during the same period in 2007) and other cash balances held by us. Gains on sales and other income of $10,054 for the six months ended June 30, 2007 is comprised primarily of gains recorded on the sale of one loan and lending investment of $1,668, $2,686 gain on the sale of one debt investment, and interest earned on restricted cash balances in our CDOs and other cash balances.

        The income on investments in unconsolidated joint ventures of $4,700 for the six months ended June 30, 2008 represents our proportionate share of the income generated by our joint venture interests including $365 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $5,065. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below. The loss on investments in unconsolidated joint venture of $211 for the six months ended June 30, 2007 represents our proportionate share of the losses generated by our joint venture interests including $3,893 of real estate-related depreciation and amortization, which when added back, resulted in a contribution to FFO of $3,682.

  Expenses

	2008	2007	$ Change
Property operating expenses	$46,302	—	$46,302
Interest expense	119,121	$75,670	43,451
Management fees	16,251	10,253	5,998
Incentive fee	5,100	6,601	(1,501)
Depreciation and amortization	24,062	1,759	22,303
Marketing, general and administrative	6,872	7,923	(1,051)
Provision for loan loss	31,214	4,148	27,066
Provision for taxes	11	963	(952)

Total expenses	$248,933	$107,317	$141,616

        Property operating expenses for the six months ended June 30, 2008 were $46,302, entirely attributed to the American Financial acquisition which closed on April 1, 2008. This amount included ground rent and leasehold obligations, real estate and taxes, utilities, property and leasehold improvements, other property operating expenses and direct billable expenses

        Interest expense was $119,121 for the six months ended June 30, 2008 compared to $75,670 for the six months ended June 30, 2007. The increase of $43,451 is primarily attributed to $2.5 billion in additional debt incurred as a result of the American Financial acquisition. Interest expense associated with this additional debt was $40,425 for the six months ended June 30, 2008.

        Management fees increased $5,998 for the six months ended June 30, 2008 to $16,251 versus $10,253 for the same period in 2007 due primarily to an increase in our stockholder's equity as a result of additional issuances of common equity during the second half of 2007 as well as in connection with the American Financial acquisition on which base management fees are calculated. The remaining increase is attributable to the amount paid or payable to our Manager on investments in our three CDOs (only two of which was in place during the same period in 2007) in accordance with the CDO collateral management agreements in lieu of the 0.15% fee otherwise payable to SL Green Operating Partnership, L.P. on those investments under the asset servicing agreement, higher fees paid or payable to SL Green Operating Partnership, L.P. under our outsource and servicing agreements due to the increase in our investment balances and the scheduled 3% annual increase in the fee payable under our outsource agreement.

        We recorded an incentive fee expense of $5,100 during the six months ended June 30, 2008 in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We recorded incentive fee expense of $6,601 for the six months ended June 30, 2007, which reflects a higher FFO recognized during that period compared to comparable period in 2008.

        We recorded depreciation and amortization expenses of $24,062 for the six months ended June 30, 2008, versus $1,759 for the six months ended June 30, 2007. The increase of $22,303 is attributed primarily to the increase in size of our real estate investments as a result of the American Financial acquisition.

        Marketing, general and administrative expenses were $6,872 for the six months ended June 30, 2008, versus $7,923 for the same period in 2007.

        Provision for loan losses was $31,214 for the six months ended June 30, 2008, versus $4,148 for the six months ended June 30, 2007. The provision was based upon an increase in non-performing loans and our review of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets, and a difficult operating environment. See Note 2 to our Consolidated Financial Statements—Revenue Recognition—Finance Investments.

        Provision for taxes was $11 for the six months ended June 30, 2008, versus $963 for the six months ended June 30, 2007.

Liquidity and Capital Resources

        Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and investments, pay dividends and other general business needs. Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase facilities and credit facilities; 3) our CDOs; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings; 6) issuances of trust preferred securities; 7) the proceeds from principal payments on our investment; and 8) the sale or syndication of certain of our debt investments or real estate investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs. Due to recent conditions in the capital and credit markets, we do not anticipate having the ability in the near-term to access equity or debt capital through the public markets or debt capital through new CDO issuances. Therefore, we will rely primarily on cash flows from operations, principal and interest payments on our investments, sales or syndications of loans, asset sales and, if available, other forms of secured or unsecured debt, or private equity, that may become available to us.

        Our ability to fund our short-term liquidity needs, including distributions to stockholders, debt service and general operations, through cash flow from operations can be evaluated through the consolidated statement of cash flows provided in our financial statements. However, the net cash from operations or net cash used in operations disclosed on the statement of cash flows should be adjusted to exclude the effect of loans originated for sale and the proceeds of loans sold during any respective reporting period. These activities are included in cash flow from operations in accordance with GAAP, but constitute an integral part of our investment activity. Consequently, net cash flow from operations is not necessarily reflective of our true recurring operating activities and our ability to fund our required distributions to stockholders and other liquidity requirements through our operating activities.

        In addition, we recently announced that a special committee of our Board of Directors has been formed to consider whether the internalization of our Manager is in the best interests of our stockholders. If such internalization occurs, it potentially could require additional liquidity to the extent any of the consideration for the internalization consists of cash. We currently anticipate that any consideration would consist primarily, if not 100%, of equity consideration.

        Further, our short-term liquidity requirements could be affected by a potential change in our dividend policy. Our Board of Directors intends to evaluate our dividend policy in the third quarter of 2008 to determine whether a potential dividend decrease is merited. Because of the American Financial acquisition, we incur a considerably higher amount of depreciation which reduces our taxable income and would allow us to maintain our REIT distribution requirement with a lower dividend. Given current market conditions, retained earnings is an extremely efficient and low cost of capital option.

        Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Our inability to renew, replace or expand our sources of financing on substantially similar terms, may have an adverse effect on our business and results of operations. In addition, an event of default can be triggered under our repurchase facilities and our credit facilities if, among other things, the management agreement with the Manager is terminated. Depending on market conditions, our debt financing will generally be in the range of 70% to 80% of the carrying value of our total assets. Any indebtedness we incur will likely be subject to continuing covenants and more restrictive and we will likely be required to make continuing representations and warranties in connection with such debt. Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, our debt may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock. In addition, posting additional collateral to support our credit and repurchase facilities will reduce our liquidity and limit our ability to leverage our assets.

        To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our significant capital resources and access to financing, as noted above, will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new lending and investment opportunities.

        We rely on the credit and equity markets to finance and grow our business. During the second half of 2007 and the first half of 2008, severe credit and liquidity issues in the sub-prime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including ours, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing up vacant space, and reducing corporate overhead as a percentage of its total assets and total revenues.

Cash Flows (Amounts in thousands, except share and per share data)

        Net cash provided by operating activities increased $63,936 to $117,998 for the six months ended June 30, 2008 compared to cash provided of $54,062 for same period in 2007. Operating cash flow is generated primarily by net interest income from our Structured Finance segment and net rental income from our Real Estate segment. The increase in operating cash flow for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to an increase to restricted cash of $39,855, an increase in depreciation of $18,955, an increase in provision for loan losses of $27,066 and an increase to other assets of $23,695 net of a gain on the extinguishment of debt of $21,697.

        Net cash used in investing activities for the six months ended June 30, 2008 was $585,927 compared to net cash used in investing activities of $687,964 during the same period in 2007. The decrease in cash used in investing activities is primarily due to a significant decline to new investment originations net of repayments and acquisitions of real estate investments for the six months ended June 30, 2008 as compared to the same period in 2007.

        Net cash provided by financing activities for the six months ended June 30, 2008 was $230,005 as compared to $633,991 during the same period in 2007. In connection with the acquisition of American Financial on April 1, 2008, we received proceeds from Acquisition Financial of $1,114,743, offset by repayments on mortgage notes and credit facilities of $716,525. The decrease for the six months ended 2008 as compared to the same period in 2007 is primarily attributable to a decrease of $111,205 in proceeds from the sale of preferred stock, a net decrease in proceeds/payments of repurchase facilities of $384,529, a decrease of $146,628 in restricted cash in connection with financing investments in our CDOs, and an increase of dividends paid in 2008 of $101,035, which was primarily due to the declaration of a $2.00 per common share special dividend in December 2007 paid in January 2008.

Capitalization (Amounts in thousands, except share and per share data)

        Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2008, 51,295,294 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

Preferred Stock (Amounts in thousands, except share and per share data)

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

Common Stock (Amounts in thousands, except share and per share data)

        As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations. As of June 30, 2008, and December 31, 2007, 687,504 and 594,333 restricted shares had also been issued under our 2004 Equity Incentive Plan, or our Equity Incentive Plan. These shares have a vesting period of two to four years.

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

        In September 2007, we sold 4,825,000 shares of common stock, at a public offering price of $26.25 per share, resulting in net proceeds of approximately $124,500. A total of 3,618,750 shares were sold through a public offering and an additional 1,206,250 shares were sold directly to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in our outstanding shares of common stock. After this offering, SL Green Operating Partnership, L.P. owned 7,624,583 shares of our common stock. Net proceeds were used to retire borrowings under the our unsecured facility and to create additional funding capacity for opportunistic investments.

        In November 2007, we sold, through a private placement pursuant to Section 4(2) of the Securities Act, 3,809,524 shares of common stock at a price of $26.25 per share to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising gross proceeds of approximately $100,000. Subsequent to this private placement, SL Green's ownership percentage was approximately 22% of the outstanding shares of our common stock at June 30, 2008.

        In April 2008, we issued approximately 15,634,854 shares of common stock in connection with the American Financial acquisition. These shares had a value of approximately $378,672 on the date the merger agreement was executed.

        Also as a result of the American Financial acquisition, an affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to a one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance. As of June 30, 2008, SL Green Operating Partnership, L.P. owned approximately 15.8% of the outstanding shares of our common stock.

Outperformance Plan (Amounts in thousands, except share and per share data)

        In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, were to share in a "performance pool" if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. We recorded the expense of the LTIP Units award in accordance with FASB Statement No. 123(R). Compensation expense of $308 and $617 and $383 and $766 was recorded for the three and six months ended June 30, 2008 and 2007, respectively, related to the 2005 Outperformance Plan. Based on our total return to stockholders as of the May 31, 2008 measurement period conclusion date, we did not meet the minimum 30% return threshold and accordingly, the plan participants automatically forfeited the LTIP Units that they had been granted.

Deferred Stock Compensation Plan for Directors (Amounts in thousands, except share and per share data)

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

        As of June 30, 2008, there were approximately 43,791 phantom stock units outstanding, of which 31,791 units are vested.

Market Capitalization (Amounts in thousands, except share and per share data)

        At June 30, 2008, our CDOs and borrowings under our repurchase facilities, trust preferred securities, mortgage loans (including the Goldman Mortgage and Mezzanine Loans and the proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive) and the credit facilities (excluding our share of joint venture debt), represented 81% of our consolidated market capitalization of $3.7 billion (based on a common stock price of $11.59 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2008). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness (Amounts in thousands, except share and per share data)

        The table below summarizes borrowings at June 30, 2008 and December 31, 2007, which currently include our Wachovia and Goldman repurchase facilities, KeyBank and Deutsche Bank credit facilities, mortgage loans (including the Goldman Mortgage and Mezzanine Loans and the proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive), our CDOs and our junior subordinated debentures:

	June 30, 2008	December 31, 2007
Repurchase agreements	$94,915	$200,197
Credit facilities	168,917	—
Mortgage Loans	2,557,181	153,624
Collateralized debt obligations	2,683,955	2,735,145
Junior subordinated debentures	150,000	150,000

Total	$5,654,968	$3,238,966

Cost of debt	LIBOR+1.94%	LIBOR+0.81%

Repurchase Facilities (Amounts in thousands, except share and per share data)

        We have entered into two repurchase facilities, one with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, and one with Goldman Sachs Mortgage Company, or Goldman.

        The repurchase facility with Wachovia is a $500,000 facility. This facility was initially established as a $250,000 facility, was increased to $350,000 from $250,000 effective January 2005, and was subsequently increased to $500,000 effective April 2005. In June 2007, the facility was modified further by reducing the credit spreads. As a result of the modifications, the $500,000 facility bears interest at spreads of 0.65% to 2.50% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 60% to 95% based upon the collateral provided under a borrowing base calculation. In October 2006, the facility's maturity date was extended to October 2009. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $78,911 at a weighted average spread to LIBOR of 1.33% as of June 30, 2008, and no accrued interest and borrowings of $165,286 at a weighted average spread to LIBOR of 1.33% as of December 31, 2007. We have guaranteed a portion of our consolidated subsidiaries' obligations under this facility under specified circumstances.

        In July 2008, this facility was terminated and a new facility was entered into by us. See Notes 23—Subsequent Events, to our Consolidated Financial Statements.

        We also have a repurchase facility with Goldman. In October 2006 this facility was increased from $200,000 to $400,000 and its maturity date was extended until September 2009. In June 2007, the facility was modified further by reducing the credit spreads. As a result of the modifications, the facility bears interest at spreads of 1.00% to 1.50% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 70% to 90% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $16,004 at a weighted average spread to LIBOR of 1.5% as of June 30, 2008, and accrued interest of $189 and borrowings of $34,911 at a weighted average spread to LIBOR of 1.07% under this facility at December 31, 2007. We have guaranteed a portion of this facility under specified circumstances.

Restrictive Covenants (Amounts in thousands, except share and per share data)

        The terms of our repurchase facilities (together with any related guarantees) include covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $15,000, (c) require our fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require us to maintain minimum tangible net worth of not less than (i) $400,000, plus (ii) 75% of the net proceeds of our equity offerings completed subsequent to the date of the June 2007 amendments. The covenants also restrict us from making annual distributions to stockholders in excess of a maximum of 100% of our FFO (as defined therein) for the previous four quarters under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as the Manager. As of June 30, 2008 and December 31, 2007, we were in compliance with all such covenants.

        The repurchase facilities require that borrowings under these facilities be paid down as principal payments on the loans and investments pledged to these facilities are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, subordinate interests in whole loans, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by the us.

Credit Facilities (Amounts in thousands, except share and per share data)

        We have two credit facilities, one with KeyBank National Association, or KeyBank, and one with Deutsche Bank AG, Cayman Islands Branch, or Deutsche Bank.

        In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank with an initial term of three years and a one-year extension option. The initial facility was supported by a negative pledge of an identified asset base (involving substitution rights) with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also had consent rights to the inclusion of assets in the borrowing base calculation. The facility bore interest at 1.90% over one-month LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over one-month LIBOR to the extent our leverage ratio is equal to or greater than 80%. In June 2007 the facility was increased to $175,000 and interest spreads on the facility were reduced. The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. We had accrued interest of $35 and borrowings of $75,000 as of June 30, 2008, and no accrued interest and borrowings under this facility at December 31, 2007.

        The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total consolidated indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.30, and (c) require us to maintain minimum tangible net worth of not less than $450,000 plus 75% of the net proceeds from equity offerings completed following the date of the June 2007 amendment. The covenants also restrict us from making annual distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT) for the previous four quarters, except that we may in any case pay distributions necessary to maintain our REIT qualification. An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as the Manager. As of June 30, 2008 and December 31, 2007, we were in compliance with all such covenants.

        In connection with the acquisition of American Financial on April 1, 2008, our indirect wholly-owned subsidiaries, First States Investors DB I L.P. (formerly known as First States Investors DB I LLC) and American Financial TRS, Inc., and certain of their direct or indirect subsidiaries, collectively, the DB Loan Borrowers entered into an amendment and restatement of an assumed American Financial credit facility, or the DB Loan Agreement with and Deutsche Bank AG, Cayman Islands Branch, as agent for certain lenders. As part of the amendment and restatement of the DB Loan Agreement, the available amount under the DB Loan Agreement was reduced from $400,000 to $100,000, or the DB Loan". In addition, amounts were paid to reduce the outstanding borrowings under the former facility to $95,000. The DB Loan Agreement provides the DB Loan Borrowers with a one-year facility that matures on March 31, 2009, and permit, subject to certain conditions, a six month extension at the DB Loan Borrowers' option, subject to certain conditions. Advances made under the DB Loan Agreement bear interest at 3.00% over the greater of (i) 3.50% or (ii) LIBOR. The DB Loan allows for prepayment in whole or in part on any payment date; provided, however, that, any such prepayment shall be accompanied by all accrued interest on the portion of the DB Loan Agreement being prepaid. We had accrued interest of $339 and borrowings of $93,917 as of June 30, 2008.

        The obligations under the DB Loan Agreement are secured by equity pledges of the shares in certain DB Loan Borrowers and mortgages over the various properties owned by certain DB Loan Borrowers. The DB Loan is guaranteed by us. The DB Loan Agreement contains customary events of default, the occurrence of which could result in the acceleration of all amounts payable thereunder.

        The DB Loan requires us to establish and fund certain reserve accounts to be used for the payment of taxes and insurance, rollover and replacement expenses, payment of tenant improvements and leasing commissions and the funding of debt service

Mortgage Loans (Amounts in thousands, except share and per share data)

        Certain real estate assets are subject to mortgage liens. As of June 30, 2008, 737 of our real estate assets were encumbered with mortgages with a cumulative outstanding balance of approximately $2,600,000. Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to "trap" portfolio cash flow until the required ratios are met on an ongoing basis. As of June 30, 2008, we were out of debt service coverage compliance under one of our mortgage note financings, although such non-compliance does not, and will not, constitute an event of default under the applicable loan agreement.

Goldman Mortgage Loan (Amounts in thousands, except share and per share data)

        On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers entered into a mortgage loan agreement, the Goldman Mortgage Loan, with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp, and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between GSCMC and Citicorp. The Goldman Mortgage Loan bears interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 0.75% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date.

        The Goldman Mortgage Loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $700. The lenders may upon our request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        We have accrued interest of $759 as of June 30, 2008.

Goldman Mezzanine Loan (Amounts in thousands, except share and per share data)

        On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between GSCMC and Citicorp. The Goldman Mezzanine Loan bears interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor.

        The Goldman Mezzanine Loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $850. The lender may upon our request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        We have accrued interest of $1,820 as of June 30, 2008.

Secured Term Loan (Amounts in thousands, except share and per share data)

        On April 1, 2008 First States Group 3300 B, L.P., an indirect wholly-owned subsidiary of ours, or the PB Loan Borrower, entered into a loan agreement, the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000 or the PB Loan in part to refinance a portion of a portfolio of American Financial's properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date.

        The PB Loan requires us to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

        We have no accrued interest as of June 30, 2008.

        Certain of our mortgage notes payable related to assets held for sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

Collateralized Debt Obligations (Amounts in thousands, except share and per share data)

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

        During the three months ended June 30, 2008, we repurchased, at a discount, $12,900 of investment grade notes of the 2005 Issuer, $12,000 of investment grade notes of the 2006 Issuer and of $12,900 investment grade notes of the 2007 Issuer. During the three months ended March 31, 2008, we repurchased, at a discount, $4,000 of investment grade notes of the 2005 Issuer and $9,500 of investment grade notes of the 2007 Issuer. We recorded a net gain of $17,597 and $21,096 for the three and six months ended June 30, 2008, respectively, in connection with the repurchase of notes of such Issuers.

Junior Subordinated Debentures (Amounts in thousands, except share and per share data)

        In January 2006, May 2005 and August 2005, we completed issuances of $50,000 each in unsecured trust preferred securities through three Delaware Statutory Trusts, or DSTs, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust III, or GCT III, that are also wholly-owned subsidiaries of our Operating Partnership. The securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter the rate will float based on the three-month LIBOR plus 270 basis points. The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter the rates will float based on the three-month LIBOR plus 300 basis points.

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

        Our interests in GCTI, GCTII and GCTIII are accounted for using the equity method and the assets and liabilities of those entities are not consolidated into our financial statements. Interest on the junior subordinated notes is included in interest expense on our consolidated statements of income while the value of the junior subordinated notes, net of our investment in the trusts that issued the securities, are presented as a separate item in our consolidated balance sheet.

Contractual Obligations (Amounts in thousands, except share and per share data)

        Combined aggregate principal maturities of our CDOs, repurchase facilities, trust preferred securities, mortgage loans (including the Goldman Mortgage and Mezzanine loans), credit facilities, unfunded loan commitments and our obligations under our management agreement, outsource agreement, CDO collateral management agreements and operating lease as of June 30, 2008 are as follows:

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Loans(1)	Credit Facilities	Unfunded Loan(2) Commitments	Outsource and Management Agreements(3)	CDO Collateral Management Agreements	Operating Lease	Total
2008	$—	$—	$—	$12,934	$3,250	$76,667	$13,099	$2,570	$8,997	$117,517
2009	—	94,915	—	75,929	165,667	24,893	26,056	5,139	18,311	410,910
2010	—	—	—	884,618	—	413	—	4,205	18,041	907,277
2011	—	—	—	33,824	—	—	—	2,302	17,889	54,015
2012	—	—	—	80,256	—	—	—	555	17,578	98,389
Thereafter	2,683,955	—	150,000	1,445,671	—	—	—	—	169,028	4,448,654

Above/Below Market Interest				23,949						23,949

Total	$2,683,955	$94,915	$150,000	$2,557,181	$168,917	$101,973	$39,155	$14,771	$249,844	$6,060,711

(1)
Certain of our real estate assets are subject to mortgage liens. As of June 30, 2008, 737 real estate assets were encumbered with 883 mortgages with a cumulative outstanding balance of approximately $2,600,000. As of June 30, 2008, the mortgages' balance ranged in amount from approximately $9,223 to $599,410 and had maturity dates ranging from 9 months to 15 years. As of June 30, 2008, 18 of the loans had fixed interest rates ranging 5.1% to 8.3% and 5 variable rate loans had rates of LIBOR +3.8.

(2)
Based on loan budgets and estimates.

(3)
Management fee is calculated as 1.75% of our gross stockholders equity (as defined in the management agreement) on December 31, 2007, inclusive of the trust preferred securities issued on May 20, 2005, August 9, 2005 and January 27, 2006.

Leasing Agreements (Amounts in thousands, except share and per share data)

        Our properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and renewal options. As of June 30, 2008, we also leased bank branches and office buildings from third parties with expiration dates extending to the year 2085 and have various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

        Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of June 30, 2008 are as follows:

2008 (July 1–December 31)	$8,997
2009	18,311
2010	18,041
2011	17,889
2012	17,578
2013 and thereafter	169,028

Total	$249,844

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

        Our Board of Directors intends to evaluate our dividend policy in the third quarter of 2008 to determine whether a potential dividend decrease is merited. Because of the American Financial acquisition, we incur a considerably higher amount of depreciation which reduces our taxable income and would allow us to maintain our REIT distribution requirement with a lower dividend. Given current market conditions, retained earnings is an extremely efficient and low cost of capital option.

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

Related Party Transactions (Amounts in thousands, except share and per share data)

        In connection with our initial public offering, we entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. We incurred expense to the Manager under this agreement of an aggregate of $9,106 and $16,251 and $3,109 and $5,775 for the three and six months ended June 30, 2008 and 2007, respectively. In 2008, we and SL Green formed special committees comprised solely of independent directors to consider whether the internalization of the Manager and/or amendment to the management agreement would be in the best interest of each company and its respective stockholders.

        To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. We incurred $2,640 and $5,100 and $3,784 and $6,601 with respect to such Class B limited partner interests for the three and six months ended June 30, 2008 and 2007.

        We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between the Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsource agreement provides for an annual fee payable by us, which fee became $2,732 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the three and six months ended June 30, 2008 and 2007, we realized expense of $683 and $1,024 and $332 and $664, respectively, to our Manager under the outsource agreement. For the three and six months ended June 30, 2008 and 2007, we realized expense of $1,365 and $2,676 and $890 and $1,659, respectively, to our Manager under the asset servicing agreement.

        In connection with the closing of our first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Board of Directors has allocated to the Manager the subordinate collateral management fee paid on the CDO securities not held by us. At June 30, 2008 and December 31, 2007 we owned all of the non-investment grade bonds, preferred equity and equity in both CDOs. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the three and six months ended June 30, 2008 and 2007, we realized expense of $512 and $1,024 and $512 and $1,019, respectively, to the Manager under such collateral management agreement.

        Except for the 2005 CDO, fees payable in connection with CDOs or other securitization vehicles are governed by the management agreement. Pursuant to that agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, our Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with us or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to us. For the three and six months ended June 30, 2008 and 2007, we realized expense of $571 and $1,142 and $571 and $1,136, respectively, to the Manager under this agreement. With respect to the CDO which closed in August, 2007, we realized expense of $216 and $432 to our Manger for the three and six months ended June 30, 2008.

        In April 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York. The joint venture, which was owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green was created to acquire, own and operate the South Building, The joint venture interests are pari-passu. The joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC ("CS") pursuant to a lease with a 15-year remaining term. In August 2007 we sold our entire investment in the joint venture to SL Green Realty Corp. for approximately $147,000 and realized a gain of $92,235. In August 2007, an affiliate of SL Green loaned approximately $147,000 to our Operating Partnership. This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of the sale of our 45% interest in One Madison Avenue to SL Green. As a result of the sale of our interest in August 2007, the loan was repaid with interest on such date.

        Commencing in May 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents on the entire seven thousand square feet of approximately $249 per annum for year one rising to $315 per annum in year ten. For the three and six months ended June 30, 2008 and 2007, we paid $62 and $125 and $62 and $125 under this lease, respectively.

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

        In February 2006, we closed on the purchase of a $90,000 whole loan, which bears interest at three-month LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder. The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey. The loan was repaid in full in June 2006 with the proceeds from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by us through a TIC structure.

        In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,538 and $90,389 as of June 30, 2008 and December 31, 2007, respectively.

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

        In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of June 30, 2008 and December 31, 2007, our interest in the whole loan had a carrying value of $65,610 and $65,033, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

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

        In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of June 30, 2008 and December 31, 2007, the investment had a carrying value of $23,324 and $20,390, respectively. We recorded our pro rata share of net income of $1,250 and $2,754 and $1,099 and $1,099 for the three and six months ended June 30, 2008 and 2007, respectively.

        In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of June 30, 2008 and December 31, 2007, the investment had a carrying value of $32,712 and $28,332, respectively. We recorded our pro rata share of net income of $1,408 and $3,340 for the three and six months ended June 30, 2008, respectively.

        In July 2007, we acquired for $71,871 a 100% fee interest in the property located at 292 Madison Avenue, New York, New York, purchased from SL Green. We entered into a 70-year ground lease with an unaffiliated third party which simultaneously purchased from SL Green the Class B office building situated on the property. Our acquisition of the fee interest was financed with a $59,099 10-year fixed-rate mortgage loan.

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

        In connection with the closing of the acquisition of American Financial, we received, as part of a larger financing, financing of $50,000 from SL Green, which is described more fully in Note 9. An affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to a one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance.

        Bright Star Couriers LLC, or Bright Star, provides messenger services to us. Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman. The aggregate amount of fees paid by us for such services for each of the three and six months ended June 30, 2008 and 2007, was less than $1.

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

        FFO for the three and six months ended June 30, 2008 and 2007 are as follows (amounts in thousands, except share and per share data):

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Net income available to common stockholders	$10,060	$19,965	$33,194	$37,014
Add:
Depreciation and amortization	25,721	3,174	30,310	5,593
FFO adjustment for unconsolidated joint ventures	179	1,946	365	3,893
Less:
Non real estate depreciation and amortization	(3,036)	(2,592)	(6,913)	(4,428)

Funds from operations	$32,924	$22,493	$56,956	$42,072

Funds from operations per share-basic	$0.64	$0.86	$1.33	$1.62

Funds from operations per share-diluted	$0.64	$0.82	$1.32	$1.53

Cautionary Note Regarding Forward-Looking Information

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as "may," "will," "should," "expect," "believe," "anticipate," "estimate," "intend," "plan," "project," "continue," or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

  •
  the success or failure of our efforts to implement our current business strategy;

  •
  economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;

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

  •
  availability of qualified personnel;

  •
  availability of investment opportunities on real estate assets and real estate-related and other securities;

  •
  the adequacy of our cash reserves and working capital;

  •
  unanticipated increases in financing and other costs, including a rise in interest rates;

  •
  the timing of cash flows, if any, from our investments;

  •
  our ability to lease-up assumed leasehold interests above the leasehold liability obligation;

  •
  demand for office space;

  •
  risks of real estate acquisitions;

  •
  our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

  •
  our ability to identify and complete additional property acquisitions;

  •
  our ability to profitably dispose of non-core assets;

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

  •
  certain factors relating to our recent acquisition of American Financial including, but not limited to, the ability to integrate American Financial's business and to achieve expected synergies, operating efficiencies and other benefits, or within expected cost projections, and to preserve the goodwill of the acquired business, and the amount of expenses and other liabilities incurred or accrued in connection with closing of the merger; and

  •
  other factors discussed under Item IA Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2007 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of this Form 10Q.

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

Recently Issued Accounting Pronouncements

        In February 2007, the FASB issued Statement No. 159, or SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other item, at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. We did not elect FAS No. 159 for any of our financial assets and financial liabilities as of June 30, 2008.

        In June 2007, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position ("SOP") 07-01 "Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies." SOP 07-1 clarifies the scope of accounting for investment companies and provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide for Investment Companies or the Guide. For those entities that are investment companies under SOP 07-1, the specialized industry accounting principles of the Guide (referred to as Investment Company accounting) should be retained by a parent company when it consolidates its interest in the investment company or by an equity method investor when it records its interest in the investment company. The SOP also provides for certain disclosure requirements for parent companies and equity method investors in investment companies that continue investment company accounting in the parent's consolidated financial statements or the financial statements of the equity method investor. The SOP was to be effective for fiscal years beginning on or after December 15, 2007; however in a meeting on October 17, 2007, the FASB voted to indefinitely defer the effective date and add to the FASB's technical agenda, consideration of amending certain provisions of the SOP. We maintain an exemption from the Investment Company Act of 1940, as amended, and are therefore not regulated as an investment company but as a REIT, the Company is not subject to the AICPA's Investment Company Accounting and Auditing Guide. We continue to monitor the AICPA's developments with respect to SOP 07-1.

        In December 2007, the FASB issued Statement No. 141 (revised), or SFAS No. 141(R), "Business Combination", which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS No. 141, "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS No. 141(R) are: (1) acquisition and restructuring costs would be now expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and non-contractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings, non-contractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets and liabilities, including the minority interest portion and goodwill which is recorded as if a 100% interest was acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial position and results of operations.

        In December 2007, the FASB issued Statement No. 160, Non-Controlling Interest on Consolidated Financial Statements—an amendment of Accounting Research Bulletin, or ARB No. 51. This Statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amount attributable to both the parent and the non-controlling interest. This Statement is effective for interim periods beginning on or after December 15, 2008. We are currently evaluating the impact, if any, that the adoption of this Statement will have on our consolidated financial statements.

        In February 2008, the FASB issued Staff Position No. 140-3, or FSP 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." FSP 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: (1) the purchase and corresponding financing are not contractually contingent; (2) the repurchase financing provides recourse; (3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and (4) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require a determination under FAS No. 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. We currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheet and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial position and results of operations.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial position and results of operations.

        In April 2008, the FASB directed the FASB Staff to issue FSP No. FAS 142-3. "Determination of the Useful Life of Intangible Assets." FSP FAS No. 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We believe the impact of adopting FSP FAS No. 142-3 will not have a material effect on the consolidated financial statements.

        In April of 2008, the FASB voted to eliminate QSPEs from the guidance in SFAS No.140 and to remove the scope exception for QSPEs from FIN 46R. This will require that VIEs previously accounted for as QSPEs will need to be analyzed for consolidation according to FIN 46R. While the revised standards have not been finalized, and deferred for potential application until 2010, this change may affect our consolidated financial statements.

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

        During 2007 and continuing in the first two quarters of 2008, the global capital markets experienced unprecedented volatility, resulting in dramatic changes in credit spreads, prices of financial assets, liquidity and the availability and cost of debt and equity capital. The impact has been most severe in the single-family residential real estate mortgage markets in the United States, but has more recently affected the commercial real estate debt markets in which we invest. In particular, subsequent to the issuance of our third CDO in August 2007, the commercial real estate securitization markets have experienced severe declines in transaction activity, reductions in short-term and long-term liquidity, and widening credit spreads. We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our growing portfolio of commercial loans and CMBS investment portfolio. Overall, this environment has led to increased costs, reduced availability of efficient debt capital and reduced production volumes for us. Currently, the new issue market for structured finance transactions including commercial real estate CDOs is dormant. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. These conditions have also adversely impacted the ability of commercial property owners to service their debt and refinance their loans as they mature and for our tenants to service their leases.

        We believe our businesses will ultimately benefit in the long run, from a market environment where assets are priced and structured more conservatively. In addition, our acquisition of American Financial will combine the existing operating platforms of American Financial with our own to create an integrated commercial real estate finance and operating company, and will transform us from primarily a specialty finance company into a $7.9 billion diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments.

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

        Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Furthermore, as most of our available financing provides for an ability of the lender to mark-to-market our assets and make margin calls based on a change in the value of our assets, financing fixed rate assets with this debt creates the risk that an increase in fixed rate benchmarks (such as "swap" yields) would decrease the value of our fixed rate assets. We have entered into certain swap transactions in anticipation of drawing upon our mark-to-market debt to hedge against this risk. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because we generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income will generally increase if LIBOR increases and decreases if LIBOR decreases, but this may not always be true in the future. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the three and six months ended June 30, 2008 would have increased our interest cost by approximately $16,761, offset by an increase in our investment income of approximately $10,363.

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

        The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments and CMBS investments as of June 30, 2008 and December 31, 2007, including loans held for sale, were as follows (dollars in thousands):

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2008	2007	2008	2007	2008	2007	2008	2007
Whole loans, floating rate	$1,392,185	$1,594,338	59.8%	60.5%	—	—	335 bps	332 bps
Whole loans, fixed rate	155,254	204,192	6.7%	7.7%	7.15%	7.79%	—	—
Subordinate interests in whole loans, floating rate	132,023	146,901	5.7%	5.6%	—	—	451 bps	447 bps
Subordinate interests in whole loans, fixed rate	43,584	61,890	1.9%	2.3%	8.32%	8.78%	—	—
Mezzanine loans, floating rate	361,164	413,813	15.6%	15.7%	—	—	568 bps	607 bps
Mezzanine loans, fixed rate	227,393	203,753	9.8%	7.7%	8.99%	8.91%	—	—
Preferred equity, fixed rate	11,879	11,858	0.5%	0.5%	10.09%	10.09%	—	—

Subtotal/ Weighted average	$2,323,482	$2,636,745	100%	100%	8.30%	8.45%	389 bps	395 bps

CMBS, floating rate	68,643	23,817	8.0%	3.0%	—	—	854 bps	593 bps
CMBS, fixed rate	787,172	768,166	92.0%	97.0%	6.22%	6.13%	—	—

Subtotal/ Weighted average	855,815	791,983	100%	100%	6.22%	6.13%	854 bps	593 bps

Total	$3,179,297	$3,428,728	100%	100%	6.96%	7.02%	404 bps	397 bps

(1)
Loans and other lending investments and CMBS investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments.

(2)
Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

        As of June 30, 2008, the Company's loans and other lending investments and CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2008 (July 1–December 31)	15	$406,191	12.8%
2009	38	1,189,852	37.4%
2010	15	359,755	11.3%
2011	2	45,880	1.4%
2012	4	91,567	2.9%
Thereafter	25	1,086,052	34.2%

Total	99	$3,179,297	100%

Weighted average maturity(1)		3.6 years

(1)
The calculation of weighted average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

        Combined aggregate principal maturities of our consolidated CDOs, repurchase facilities, trust preferred securities, mortgage loans (including the Goldman Mortgage and Mezzanine Loans and the proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive), and the credit facilities as of June 30, 2008 are as follows:

	CDOs	Repurchase Facilities	Trust Preferred Securities	Mortgage Loans	Credit Facilities	Total
2008 (July 1–December 31)	$—	$—	$—	$12,934	$3,250	$16,184
2009	—	94,915	—	75,929	165,667	336,511
2010	—	—	—	884,618	—	884,618
2011	—	—	—	33,824	—	33,824
2012	—	—	—	80,256	—	80,256
Thereafter	2,683,955	—	150,000	1,445,671	—	4,279,626

Above / Below Market Interest				23,949		23,949

Total	$2,683,955	$94,915	$150,000	$2,557,181	$168,917	$5,654,968

        The following table summarizes the notional and fair value of the Company's derivative financial instruments at June 30, 2008. The notional value is an indication of the extent of the Company's involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$3,465	4.280%	7/2005	12/2009	$(56)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(101)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	7/2015	(57)
Interest Rate Swap	3 month LIBOR	12,000	3.063%	1/2008	7/2010	103
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(463)
Interest Rate Swap	3 month LIBOR	2,000	3.073%	1/2008	7/2010	15
Interest Rate Swap	3 month LIBOR	347,908	5.408%	8/2007	5/2017	(18,452)
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	(41,224)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	(2,019)
Interest Rate Swap	1 month LIBOR	24,143	5.114%	2/2008	1/2017	(1,006)
Interest Rate Swap	1 month LIBOR	16,412	5.203%	2/2008	5/2017	(773)
Interest Rate Swap	3 month LIBOR	4,700	3.170%	4/2008	4/2012	131
Interest Rate Cap	1 month LIBOR	250,000	5.250%	4/2008	3/2010	231
Interest Rate Cap	1 month LIBOR	600,000	5.250%	4/2008	3/2010	555

Total		$2,032,902				$(63,116)

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

Changes in Internal Controls over Financial Reporting

        Except as discussed below, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        On April 1, 2008, we completed the acquisition of American Financial Realty Trust. As a result of this acquisition, we adopted certain new accounting policies and accounting systems relating to our property investment business. This acquisition did not require any material changes to our internal control over financial reporting with respect to our commercial real estate finance business and its operations. We continue to evaluate additional processes and other components of internal control over financial reporting resulting from this acquisition, including American Financial Realty Trust's historical internal control over financial reporting and the integration of those internal controls into our own internal controls. This ongoing evaluation and integration may lead to our making additional changes in our internal control over financial reporting in future fiscal periods.

 PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 1A.    RISK FACTORS

        Other than the risk factors set forth below, there have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. As used in this Item 1A., unless the context otherwise requires, the terms "we," "us," "our" and "our company" refer to all entities owned or controlled by Gramercy Capital Corp., including GKK Capital LP, its operating partnership, and American Financial.

With limited exceptions, we acquire properties on an "as is" basis and, therefore, the value of these properties may decline if we discover problems with the properties after we acquire them.

        We often acquire properties on an "as is" basis. We may receive limited representations, warranties and indemnities from the sellers and, in certain cases, we may be required to indemnify the sellers for certain matters, including environmental matters, in connection with our acquisition of such properties. In addition, we may purchase properties that have known or suspected environmental conditions, on the condition that the seller agrees, depending on the terms of the relevant purchase and sale contract, to either (i) investigate or remediate the environmental conditions, (ii) deduct the mutually agreed cost of remediation from the purchase price or (iii) indemnify us for the costs of investigating or remediating the environmental conditions, which indemnity may be limited. If we discover issues or problems related to the physical condition of a property, zoning, compliance with ordinances and regulations or other significant problems after we acquire the property, we typically have no recourse against the seller and the value of the property may be less than the amount we paid for such property. We may incur substantial costs in remediating or repairing a property that we acquire or in ensuring its compliance with governmental regulations. These capital expenditures would reduce cash available for distribution to our stockholders. In addition, we may be unable to rent these properties on terms favorable to us, or at all.

The bankruptcy or insolvency of our tenants under their leases or delays by our tenants in making rental payments could seriously harm our operating results and financial condition.

        Any bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or its property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.

        Many of our tenants are banks that are not eligible to be debtors under the federal bankruptcy code, but would be subject to the liquidation and insolvency provisions of applicable banking laws and regulations. If the FDIC were appointed as receiver of a banking tenant because of a tenant's insolvency, we would become an unsecured creditor of the tenant and be entitled to share with the other unsecured non-depositor creditors in the tenant's assets on an equal basis after payment to the depositors of their claims. The FDIC has broad powers to reject any contract (including a lease) of a failed depository institution that the FDIC deems burdensome if the FDIC determines that such rejection is necessary to promise the orderly administration of the institutions affairs. By federal statute, a landlord under a lease rejected by the FDIC is not entitled to claim any damages with respect to the disaffirmance, other than rent through the effective date of the disaffirmance. The amount paid on claims in respect of the lease would depend on, among other factors, the amount of assets of the insolvent tenant available for unsecured claims. We may recover substantially less than the full value of any unsecured claims, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders at historical levels or at all.

We acquire a substantial number of vacant bank branches, which are specialty-use properties and therefore may be more difficult to lease to non-banks.

        Bank branches are specialty-use properties that are outfitted with vaults, teller counters and other customary installations and equipment that require significant capital expenditures. Our revenue from and the value of the bank branches in our portfolio may be affected by a number of factors, including:

  •
  demand from financial institutions to lease or purchase properties that are configured to operate as bank branches

  •
  demand from non-banking institutions to make capital expenditures to modify the specialty-use properties to suit their needs; and

  •
  a downturn in the banking industry generally and, in particular, among smaller community banks.

        These factors may have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders, if financial institutions do not increase the number of bank branches they operate, do not find the locations of our bank branches desirable, or elect to make capital expenditures to materially modify other properties rather than pay higher lease or acquisition prices for properties already configured as bank branches. The sale or lease of these properties to entities other than financial institutions may be difficult due to the added cost and time of refitting the properties, which we do not expect to undertake.

Certain of our mortgage loans that we assumed in connection with our acquisition of American Financial (the "Merger"), impose "cash traps" when the financial performance of the property or the portfolio of properties securing such loans fails to meet certain pre-determined financial metrics, which if enforced could adversely affect our financial condition and operating results.

        The provisions relating to "cash traps" in our mortgage loan for our Bank of America, N.A. portfolio that American Financial acquired in October 2004 have been triggered as a result of the portfolio's failure to meet certain financial performance metrics. If payments into these cash traps continue and if similar provisions in our other mortgage loans are triggered, our liquidity will be negatively impacted and this could have a material adverse effect on our results of operations and financial condition.

The consideration paid for our properties may exceed fair market value, which may harm our financial condition and operating results.

        Under our formulated price contracts, we are obligated to purchase properties at a formulated price based on independent appraisals using a valuation methodology that values the properties based on their highest and best use and their alternative uses, and then applies a negotiated discount or, in some cases, a premium. Therefore, where we ultimately lease or sell a property to a non-bank, the fair market value of the property measured with respect to the lease or sale may be less than the purchase price that we paid for the property. In addition, the consideration that we pay for our properties not acquired under a formulated price contract will be based upon numerous factors and such properties will often be purchased in negotiated transactions rather than through a competitive bidding process.

We cannot assure you that the purchase prices we pay for our properties or their appraised values will be a fair price for these properties, that we will be able to generate an acceptable return on these properties, or that the location, lease terms or other relevant economic and financial data of any properties that we acquire, including our existing portfolio, will meet risk profiles acceptable to our investors. As a result, our investments in these properties may fail to perform in accordance with our expectations, which may substantially harm our operating results and financial condition, as well as our ability to pay dividends to stockholders at historical levels or at all.

We structure many of our acquisitions using complex structures often based on forecasted results for the acquisitions, and if the acquired properties underperform forecasted results, our financial condition and operating results may be harmed.

        We may acquire some of our properties under complex structures that we tailor to meet the specific needs of the tenants and/or sellers. For instance, we may enter into transactions under which a portion of the properties are vacant or will be vacant following the completion of the acquisition. If we fail to accurately forecast the leasing of such properties following our acquisition, our operating results and financial condition, as well as our ability to pay dividends to stockholders, may be adversely impacted.

If third party managers providing property management services for our office buildings or their personnel are negligent in their performance of, or default on, their management obligations, our tenants may not renew their leases or we may become subject to unforeseen liabilities. If this occurs, our financial condition and operating results, as well as our ability to pay dividends to stockholders at historical levels or at all, could be substantially harmed.

        We have entered into agreements with third party management companies to provide property management services for a significant number of our office buildings, and we expect to enter into similar third party management agreements with respect to office buildings we acquire in the future. We do not supervise these third party managers and their personnel on a day-to-day basis and we cannot assure you that they will manage our properties in a manner that is consistent with their obligations under our agreements, that they will not be negligent in their performance or engage in other criminal or fraudulent activity, or that these managers will not otherwise default on their management obligations to us. If any of the foregoing occurs, our relationships with our tenants could be damaged, which may prevent the tenants from renewing their leases, and we could incur liabilities resulting from loss or injury to our properties or to persons at our properties. If we are unable to lease our properties or we become subject to significant liabilities as a result of third party management performance issues, our operating results and financial condition, as well as our ability to pay dividends to stockholders, could be substantially harmed.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

        When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from our tenants, employees of our tenants and others if property damage or health concerns arise.

Our properties may contain asbestos which could lead to liability for adverse health effects and costs of remediating asbestos.

        Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third parties to seek recovery against us for personal injury associated with ACMs. There are or may be ACMs at certain of our properties. We have either developed and implemented or are in the process of developing and implementing operations and maintenance programs that establish operating procedures with respect to ACMs.

        In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset.

        To comply with FIN 47, we assessed the cost associated with our legal obligation to remediate asbestos in our properties known to contain asbestos. We believe that the majority of the costs associated with our remediation of asbestos have been identified and recorded in compliance with FIN 47, however other obligations associated with asbestos in our properties may exist. Other obligations associated with asbestos in our properties will be recorded in our consolidated statement of operations in the future when/if the cost is incurred.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to pay dividends to stockholders at historical levels or at all.

        All of our properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions with respect to their operations, and under our net leases are typically obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition and our ability to make distributions to stockholders. In addition, we (and not our tenants) are required to comply with ADA within certain areas and to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our ability to pay dividends to stockholders at historical levels or at all.

An uninsured loss or a loss that exceeds the policies on our properties could subject us to lost capital or revenue on those properties.

        Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenants' expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies issued by companies holding general policyholder ratings of at least "A" as set forth in the most current issue of Best's Insurance Guide. Insurance policies for property damage are generally in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements and insure against all perils of fire, extended coverage, vandalism, malicious mischief and special extended perils ("all risk," as that term is used in the insurance industry). Insurance policies are generally obtained by the tenant providing general liability coverage varying between $1.0 million and $10.0 million depending on the facts and circumstances surrounding the tenant and the industry in which it operates. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the properties and all of their appurtenant areas.

        In addition to the indemnities and required insurance policies identified above, many of our properties are also covered by flood and earthquake insurance policies obtained by and paid for by the tenants as part of their risk management programs. Additionally, we have obtained blanket liability and property damage insurance policies to protect us and our properties against loss should the indemnities and insurance policies provided by the tenants fail to restore the properties to their condition prior to a loss. All of these policies may involve substantial deductibles and certain exclusions. In certain areas, we may have to obtain earthquake and flood insurance on specific properties as required by our lenders or by law. We have also obtained terrorism insurance on some of our larger office buildings, but this insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders at historical levels or at all.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing loans and selling our loans and real estate properties, that may be treated as sales for U.S. federal income tax purposes. In addition, as we have succeeded to any potential tax liability of American Financial in the Merger, we may be subject to this tax on certain of its past dispositions. If the Internal Revenue Service were to successfully characterize those past dispositions as prohibited transactions, the resulting tax liability could have a material adverse effect on our results of operations.

        A REIT's gain from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans and real estate, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans or dispose of loans or real estate in a manner that was treated as a sale of the loans or real estate for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans or real estate and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial to us. It may be possible to reduce the impact of the prohibited transaction tax by engaging in securitization transactions treated as sales and loan and real estate dispositions through one or more of our TRSs, subject to certain limitations. Generally, to the extent that we engage in securitizations treated as sales or dispose of loans or real estate through one or more TRSs, the income associated with such activities would be subject to full corporate income tax at standard rates.

        Prior to our merger with American Financial, American Financial disposed of properties that it deemed to be inconsistent with the investment parameters for its portfolio or for other reasons it deemed appropriate. If American Financial believed that a sale of a property would likely be subject to the prohibited transaction tax if sold by the parent REIT, it disposed of that property through its TRS, in which case the gain from the sale was subject to corporate income tax at standard rates but not the 100% prohibited transaction tax. We intend to continue to sell real estate in a manner similar to American Financial. If the Internal Revenue Service were to successfully characterize American Financial's past dispositions (including the dispositions through its TRS) as prohibited transactions, we, as successor to American Financial's tax liabilities and property disposition procedures, could be subject to a 100% tax on the gain from those dispositions, and the resulting tax liability could have a material adverse effect on our results of operations. In addition, we may be liable for the 100% prohibited transaction tax if the Internal Revenue Service were to successfully challenge our future dispositions of loans and real estate.

While we believe that American Financial qualified as a REIT prior to the Merger, there is no guaranty the Internal Revenue Service will not successfully challenge such characterization. In the event American Financial did not qualify as a REIT, we as successor to American Financial's tax liabilities could be subject to significant corporate tax on American Financial's income prior to the Merger. If such a tax were imposed, it could have a material adverse effect on our results of operations.

        A corporation which qualify as a REIT is entitled to a deduction for dividends that it pays and, therefore, will not be subject to U.S. federal corporate income tax to the extent such corporation's net income is currently distributed to its stockholders. However, should the corporation cease to qualify as a REIT it would no longer be entitled to a deduction for dividends paid and would therefore be required to pay U.S. federal corporate level tax on its net income regardless of any dividends paid.

        While we believe that American Financial qualified as a REIT prior to the Merger, should the Internal Revenue Service successfully challenge such characterization, American Financial would not have been eligible to deduct any dividends paid to its stockholders and it would have been subject to full U.S. federal corporate taxes on its net income. As successor to American Financial's tax liabilities, we would be liable for any such tax imposed. If such taxes were imposed, it could have a material adverse effect on our results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 25, 2008, we held our annual meeting of stockholders (the "Annual Meeting") in New York, New York for the purpose of: (i) electing two Class I directors to serve on the Board until our 2011 annual meeting of stockholders and until their successors are duly elected and qualify; (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008; and (iii) ratifying the adoption of our 2008 Employee Stock Purchase Plan. The total number of shares of common stock entitled to vote at the Annual Meeting was 50,489,520, of which 43,428,082 shares, or approximately 86%, were present in person or by proxy.

        The following sets forth the results of the election of directors:

Name of Class I Nominees	For	Withheld
Jeffrey E. Kelter	43,143,660	284,422
Charles S. Laven	42,125,295	1,302,787

        There was no solicitation in opposition to the foregoing nominees by stockholders. The terms of office of Stephen L. Green and Allan J. Baum, our Class II directors, and Marc Holliday and Paul J. Konigsberg, our Class III directors, continued after the Annual Meeting.

        The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by our stockholders with 43,350,002 votes "For," 42,154 votes "Against" and 35,926 votes "Abstained," none of which such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our Proxy Statement).

        The ratification of the adoption of our 2008 Employee Stock Purchase Plan was approved by our stockholders with 31,803,131 votes "For," 201,660 votes "Against" and 91,140 votes "Abstained," none of which such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our Proxy Statement).

        Further information regarding the proposals in the Annual Meeting is contained in our Proxy Statement, dated May 5, 2008, which was filed with the SEC on that day.

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
3.2

Articles Supplementary designating the Company's 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $.001 per share (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K (No. 001-32248) which was filed with the Commission on April 18, 2007).
3.3
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K (No. 001-32248) which was filed with the Commission on December 14, 2007).
4.1
Form of specimen stock certificate evidencing the common stock of the Company, par value $.001 per share (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K (No. 001-32248) which was filed with the Commission on April 18, 2007).
4.2
Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $.001 per share (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K (No. 001-32248) which was filed with the Commission on April 18, 2007).
10.1
Loan Agreement, dated as of April 1, 2008, between Goldman Sachs Commercial Mortgage Capital, L.P., Citigroup North America, Inc. and SL Green Realty Corp., as lenders, and various borrowers named therein (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on April 7, 2008).
10.2
Loan Agreement, dated as of April 1, 2008, between Goldman Sachs Commercial Mortgage Capital, L.P., Citigroup North America, Inc. and SL Green Realty Corp., as lenders, the required equity pledgors named therein and GKK Stars Acquisition LLC, American Financial Realty, First States Group, L.P. and various other borrowers named therein, as borrowers (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on April 7, 2008).
10.3
Loan Agreement, dated as of April 1, 2008, among First States Investors 3300 B, L.P., as borrower, and PB Capital Corporation, as lender and agent (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on April 7, 2008).
10.4
Amended and Restated Loan Agreement, dated as of April 1, 2008, by and among First States Investors DB I, L.P., First States Investors DB I B, L.P., First States Investors 4200, LLC, First States Investors DB I SP, L.P. and First States Investors DB I TRS, L.P., collectively as borrower, Deutsche Bank AG, Cayman Islands Branch, as agent, LaSalle Bank National Association, as collateral agent and each lender signatory thereto (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on April 7, 2008).
10.5
Guaranty, dated as of April 1, 2008, by the Company to Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on April 7, 2008).

Exhibit No.	Description
10.6	Loan Agreement, dated as of March 28, 2008, among First States Investors HFS, L.P., First States Investors FPC, L.P., and First States Investors TRS, L.P., as borrowers, and Gramercy Investment Trust, as lender (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on April 22, 2008).
10.7

Separation Agreement, dated as of April 16, 2008, by and between the Company and Hugh F. Hall (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on April 22, 2008).
10.8
First Amendment to Employment and Noncompetition Agreement, dated as of April 16, 2008, by and between the Manager and Robert R. Foley, and agreed to by the Company as to the obligations of the Company therein (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on April 22, 2008).
10.9
Severance Agreement, dated as of April 16, 2008, by and between the Company and John B. Roche (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on April 22, 2008).
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
John B. Roche
Chief Financial Officer

Date: August 4, 2008

QuickLinks

GRAMERCY CAPITAL CORP. INDEX
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 1. Financial Statements
  ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except for share and per share data)
  ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
  ITEM 4. Controls and Procedures
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS