Form 10-Q
period 2008-09-30
GRAMERCY CAPITAL CORP
filed 2008-11-10
CIK 1287701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

        The number of shares outstanding of the registrant's common stock, $0.001 par value, was 51,640,526 as of November 10, 2008.

 GRAMERCY CAPITAL CORP.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Gramercy Capital Corp.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	September 30, 2008	December 31, 2007
Assets:
Real estate investments, at cost:
Land	$739,278	$88,720
Building and improvements	2,631,386	79,549
Less: accumulated depreciation	(36,356)	(2,015)
Total real estate investments, net	3,334,308	166,254
Cash and cash equivalents	95,195	293,126
Restricted cash	263,340	135,957
Pledged government securities, net	102,607	—
Loans and other lending investments, net	2,230,770	2,441,747
Commercial mortgage-backed securities	857,402	791,983
Investments in joint ventures	93,087	49,440
Assets held for sale	204,314	194,998
Tenant and other receivables, net	52,276	—
Derivative instruments, at fair value	437	—
Accrued interest	22,027	32,587
Acquired lease assets, net of accumulated amortization of $15,730 and $0	399,903	—
Deferred costs, net of accumulated amortization of $27,054 and $16,962	74,256	56,109
Other assets	63,262	42,877

Total assets	$7,793,184	$4,205,078

Liabilities and Stockholders' Equity:
Mortgage notes payable	$1,947,710	$153,624
Mezzanine loans payable	598,063	—
Unsecured credit facility	172,301	—
Term loan, credit facility and repurchase facility	107,994	200,197
Collateralized debt obligations	2,662,955	2,735,145

Total secured and other debt	5,489,023	3,088,966
Accounts payable and accrued expenses	97,261	35,188
Management and incentive fees payable	5,089	5,617
Dividends payable	2,341	93,992
Accrued interest payable	24,224	—
Deferred revenue	86,017	—
Below-market lease liabilities, net of accumulated amortization of $33,562 and $0	708,186	—
Leasehold interests, net of accumulated amortization of $1,474 and $0	21,759	—
Liabilities related to real estate held for sale	9,626	—
Derivative instruments, at fair value	83,718	72,495
Other liabilities	12,376	10,085
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	150,000

Total liabilities	6,689,620	3,456,343

Commitments and contingencies
Minority interest	2,463	—
Stockholders' Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 51,316,586 and 34,850,577 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	51	34
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, issued and outstanding at September 30, 2008 and December 31, 2007, respectively	111,205	111,205
Additional paid-in-capital	1,081,055	685,958
Accumulated other comprehensive loss	(82,991)	(65,658)
(Accumulated deficit) retained earnings	(8,219)	17,196

Total stockholders' equity	1,101,101	748,735

Total liabilities and stockholders' equity	$7,793,184	$4,205,078

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Condensed Consolidated Statements of Income

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Rental revenue	$80,597	$2,523	$163,350	$6,109
Investment income	60,552	85,796	197,882	218,593
Operating expense reimbursements	33,442	—	64,993	—
Gain on sales and other income	5,441	1,895	14,551	11,949

Total revenues	180,032	90,214	440,776	236,651

Property Operating Expenses
Other property operating expenses	20,041	—	40,121	—
Real estate taxes	9,892	—	19,806	—
Utilities	11,792	—	21,457	—
Ground rents and leasehold obligations	4,864	—	8,956	—
Direct billable expenses	3,294	—	5,039	—

Total property operating expenses	49,883	—	95,379	—

Net operating income	130,149	90,214	345,397	236,651

Other Expenses
Interest expense	78,586	50,601	197,785	126,271
Provision for loan losses	18,875	2,500	50,089	6,648
Depreciation and amortization	22,335	1,188	46,625	2,947
Management fees	8,025	5,923	24,275	16,176
Incentive fee	—	22,868	5,100	29,469
Marketing, general and administrative	5,100	3,145	11,989	11,068

Total expenses	132,921	86,225	335,863	192,579

Income (loss) before equity in net income of joint ventures, provision for taxes, minority interest and discontinued operations	(2,772)	3,989	9,534	44,072
Equity in net income from joint ventures	1,416	1,264	6,117	1,053

Income (loss) before provision for taxes, minority interest and discontinued operations	(1,356)	5,253	15,651	45,125
Gain on extinguishment of debt	11,681	—	33,378	—
Gain from sale from unconsolidated joint venture interest	—	92,235	—	92,235
Provision for taxes	(36)	(338)	(47)	(1,301)

Net income from continuing operations before minority interests	10,289	97,150	48,982	136,059
Minority interest	24	—	(217)	—

Net income from continuing operations	10,313	97,150	48,765	136,059
Net loss from discontinued operations	(654)	—	(1,239)	—

Net Income	9,659	97,150	47,526	136,059

Preferred stock dividends	(2,336)	(2,336)	(7,008)	(4,231)

Net income available to common stockholders	$7,323	$94,814	$40,518	$131,828

Basic earnings per share:
Net income from continuing operations	$0.16	$3.60	$0.92	$5.04
Net loss from discontinued operations	(0.02)	—	(0.03)	—

Net income available to common stockholders	$0.14	$3.60	$0.89	$5.04

Diluted earnings per share:
Net income from continuing operations	$0.15	$3.43	$0.91	$4.79
Net loss from discontinued operations	(0.01)	—	(0.03)	—

Net income available to common stockholders	$0.14	$3.43	$0.88	$4.79

Dividends per common share	$—	$0.63	1.26	$1.82

Basic weighted average common shares outstanding	51,307	26,339	45,736	26,139

Diluted weighted average common shares and common share equivalents outstanding	51,356	27,638	45,814	27,527

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income

(Unaudited, amounts in thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit)/ Retained Earnings
	Shares	Par Value	Series A Preferred Stock	Additional Paid- In-Capital			Total	Comprehensive Income
Balance at December 31, 2007	34,850	$34	$111,205	$685,958	$(65,658)	$17,196	$748,735
Net income						47,526	47,526	47,526
Change in net unrealized loss on derivative instruments					(10,986)		(10,986)	(10,986)
Reclassification adjustments from cash flow hedges included in net income					(6,789)		(6,789)	(6,789)
Change in net unrealized loss on commercial mortgage-backed securities previously available for sale					442		442	442
Issuance of common stock in connection with American Financial Realty Trust acquisition	16,280	16		389,869			389,885
Issuance of stock—stock purchase plan	5			46			46
Proceeds from stock option exercises	86	1		1,305			1,306
Stock-based compensation—fair value				2,952			2,952
Deferred compensation plan, net	95			925			925
Dividends declared on common stock						(65,933)	(65,933)
Dividends declared on preferred stock						(7,008)	(7,008)

Balance at September 30, 2008	51,316	$51	$111,205	$1,081,055	$(82,991)	$(8,219)	$1,101,101	$30,193

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$47,526	$136,059
Adjustments to net cash provided by operating activities:
Depreciation and amortization	42,546	9,219
Minority Interest	219	—
Amortization of acquired leases to rental income	(17,833)	—
Amortization of deferred costs	6,903	—
Amortization of discount, net, and other fees	(21,568)	(19,707)
Deferred revenue	(10,617)	(5,621)
Straight-line rent adjustment	9,808	—
Equity in net (income) loss of joint ventures	(6,117)	(1,053)
Gain on extinguishment of debt	(33,378)	—
Amortization of stock compensation	3,878	4,180
Provision for loan loss	50,089	6,648
Unrealized gain on derivative instruments	(6,733)	(792)
Net realized gain on loans held for sale	(10)	(4,354)
Changes in operating assets and liabilities:
Restricted cash	31,146	—
Tenant and other receivables	(5,879)	—
New investments in loans held for sale	—	(151,638)
Proceeds from sale of loans and loan commitments and loans held for sale	—	177,414
Payment of capitalized tenant leasing costs	(539)	—
Accrued interest	(1,083)	(8,292)
Other assets	20,285	469
Management and incentive fees payable	(528)	22,142
Settlement of derivative instruments	—	(460)
Accounts payable, accrued expenses and other liabilities	13,175	11,238

Net cash provided by operating activities	121,290	82,295

Investing Activities
Transaction costs of business combination	(108,199)	—
Cash consideration paid for business combination, net of cash acquired of $155,356	(586,900)	—
Capital expenditures and leasehold costs	(6,773)	—
Proceeds from sale of real estate	63,878	—
New investment originations and funded commitments	(305,066)	(1,575,531)
Principal collections on investments	410,508	932,043
Proceeds from loan syndications	92,090	112,375
Investment in commercial real estate	—	(74,800)
Investment in commercial mortgage-backed securities	(61,736)	(780,041)
Investment in joint venture	(2,071)	(41,918)
Decrease in accrued interest income	57	—
Purchase of marketable investments	(5,354)	—
Sale of marketable investments	3,402	—
Change in restricted cash from investing activities	(50,625)	11,336
Deferred investment costs	(1,856)	(1,615)

Net cash used in investing activities	(558,645)	(1,271,486)

Gramercy Capital Corp.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Financing Activities
Proceeds from repurchase facilities	35,946	1,265,461
Repayments of repurchase facilities	(128,149)	(1,246,427)
Proceeds from unsecured revolving credit facility	172,301	129,000
Change in restricted cash from financing activities	20,928	190,479
(Repurchase) issuance of collateralized debt obligations	(38,922)	1,043,572
Proceeds from stock options exercised	1,352	1,077
Proceeds from acquisition financing	1,114,743	—
Repayment of mortgage notes and credit facilities	(742,034)	(144,000)
Payment for deferred financing and derivative instruments	(32,195)	—
Net proceeds from sale of common stock	46	—
Net proceeds from sale of preferred stock	—	111,205
Dividends paid	(164,592)	(47,094)

Net cash provided by financing activities	239,424	1,476,637

Net (decrease) increase in cash and cash equivalents	(197,931)	287,446
Cash and cash equivalents at beginning of period	293,126	19,314

Cash and cash equivalents at end of period	95,195	$306,760

Non-cash activity
Deferred losses and other non-cash activity related to derivatives	$(17,441)	$—

Issuance of common stock for acquisition advisory costs	$11,213	$—

Issuance of common stock in business combination	$378,672	$—

Assumptions of mortgage loans	$1,316,004	$—

SFAS 141 mark-to-market of debt assumed	$24,743	$—

Supplemental cash flow disclosures
Interest paid	$144,254	$112,583

Income taxes paid	$393	$854

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

1. Business and Organization

        Gramercy Capital Corp. (the "Company" or "Gramercy") is an integrated commercial real estate finance and property investment company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. On April 1, 2008, the Company completed the acquisition of American Financial Realty Trust (NYSE: AFR) ("American Financial") in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financial's secured debt. The acquisition transformed the Company from a pure specialty finance company into a diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments.

        The Company's commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. The Company's property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are, for the most part, deposit-taking commercial banks, thrifts and credit unions, which the Company generally refers to as "banks." The Company's portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., Wachovia Bank, National Association, Regions Financial Corporation and Citizens Financial Group, Inc. and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company's commercial real estate finance and property investment businesses are conducted.

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

        The Company is externally managed and advised by GKK Manager LLC, or the Manager, a majority-owned subsidiary of SL Green Realty Corp., or SL Green. At September 30, 2008, SL Green Operating Partnership, L.P. owned approximately 15.8% of the outstanding shares of the Company's common stock. The Company qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with its taxable year ended December 31, 2004 and the Company expects to qualify for the current fiscal year. To maintain the Company's tax status as a REIT, the Company plans to distribute at least 90% of taxable income.

        As of September 30, 2008, Gramercy Finance held loans and other lending investments and CMBS of $3,088,172 net of fees, discounts, and unfunded commitments with an average spread to 30-day LIBOR of 455 basis points for its floating rate investments, and an average yield of approximately 7.09% for its fixed rate investments. As of September 30, 2008, Gramercy Finance also held interests in three credit tenant net lease investments, or CTL investments, two interests in joint ventures holding

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

1. Business and Organization (Continued)

fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

        As of September 30, 2008, Gramercy Realty's portfolio consisted of 744 bank branches, 344 office buildings and 11 land parcels, of which 84 bank branches and one office building were partially owned through joint ventures. Gramercy Realty's wholly-owned properties aggregated approximately 27.5 million rentable square feet and its partially-owned properties aggregated approximately 0.8 million rentable square feet, including 0.4 million rentable square feet in an unconsolidated joint venture. As of September 30, 2008, the occupancy of Gramercy Realty's wholly-owned properties was 87.5% and the occupancy for its partially-owned properties was 99.9%. Gramercy Realty's two largest tenants are Bank of America, N.A. and Wachovia Bank, National Association and as of September 30, 2008, they represented approximately 39.0% and 14.2%, respectively, of the rental income of Gramercy Realty's portfolio and occupied approximately 45.1% and 19.2%, respectively, of Gramercy Realty's total rentable square feet.

        Due to the nature of the business of Gramercy Realty's tenant base, Gramercy Realty typically enters into long-term leases with its tenants. As of September 30, 2008, the weighted average remaining term of Gramercy Realty's leases was 10.6 years and approximately 80.4% of its base revenue was derived from net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, Gramercy Realty is focused on maximizing the value of its portfolio through strategic sales, effective and efficient property management, and leasing.

        The Company relies on the credit and equity markets to finance and grow its business. During the second half of 2007 and the first three quarters of 2008, severe credit and liquidity issues in the sub-prime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced reduced liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including the Company, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, the Company is focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing vacant space and reducing corporate overhead as a percentage of its total assets and total revenues.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

1. Business and Organization (Continued)

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

        The Company has analyzed the pooling and servicing agreements governing each of its controlling class CMBS investments and the Company believes that the terms of those agreements conform to industry standards and are consistent with the QSPE criteria.

        In April of 2008, the FASB voted to eliminate the scope exception for QSPEs from the guidance in SFAS No. 140 and to remove the scope exception for QSPEs from FIN 46R. This will require that VIEs previously accounted for as QSPEs be analyzed for consolidation according to FIN 46R. While the revised standards have not been finalized, and deferred for potential application until 2010, this change may affect the Company's financial statements.

        At September 30, 2008, the Company owned securities of three controlling class CMBS trusts with a carrying value of $39,225. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, the Company has concluded that it would not be the primary beneficiary of any of the underlying special-purpose entities. At September 30, 2008, the Company's maximum exposure to loss as a result of its investment in these QSPEs totaled $39,225, which equals the book value of these investments as of September 30, 2008.

        The financing structures that the Company offers to the borrowers on certain of its real estate loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. The Company's management has evaluated these entities and has concluded that none of such entities are VIEs that are subject to the consolidation rules of FIN 46R.

Real Estate and CTL Investments

        The Company records acquired real estate and CTL investments at cost less accumulated depreciation. Costs directly related to the acquisition of such investments are capitalized. Certain improvements are capitalized when they are determined to increase the useful life of the building. Depreciation is computed using the straight-line method over the shorter of the estimated useful life of the capitalized item or 40 years for buildings, five to 10 years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repair expenditures are charged to expense as incurred.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

control of the tenant space during the build-out process.) Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.

        Results of operations of properties acquired are included in the Condensed Consolidated Statements of Income from the date of acquisition.

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

        The Company also reviews the recoverability of the property's carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose for assets held for sale. These assessments are recorded as an impairment loss in the consolidated statement of income in the period the determination is made.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

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

Investments in Unconsolidated Joint Ventures

        The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46R. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company's balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to the Company. As of September 30, 2008 and December 31, 2007, the Company had investments of $93,087 and $49,440 in unconsolidated joint ventures, respectively.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash at September 30, 2008 consists of $101,553 on deposit with the trustee of the Company's collateralized debt obligations, or CDOs, representing the proceeds of repayments from loans serving as collateral in the Company's CDOs, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for the Company's CDOs, which are remitted to the Company on a quarterly basis, and future funding obligations on certain investments. The remaining balance consists of $64,766 held as collateral for letters of credit, $7,253 of interest reserves held on behalf of borrowers

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

and $89,768 which represents amounts escrowed pursuant to mortgage agreements securing the Company's real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests, including the Company's proportionate share of the reserves of 55 Corporate Drive.

Assets Held for Sale

  Loans and Other Lending Investments Held For Sale

        Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. During the three months ended September 30, 2008, the Company redesignated loans with a carrying value of $154,409 from assets held for sale to loans and other lending investments. The Company may originate or acquire preferred equity interests that allow it to participate in a percentage of the underlying property's cash flows from operations and proceeds from a sale or refinancing. Should the Company make such a preferred equity investment, the Company must determine whether that investment should be accounted for as a loan, joint venture or as an interest in real estate.

  Real Estate and CTL Investments Held for Sale

        The results of operations from real estate investments or CTL investments sold or held for sale in the current and prior periods are classified as "Loss from discontinued operations" on the Company's consolidated statements of income.

Commercial Mortgage-Backed Securities

        The Company designates its CMBS investments pursuant to FASB Statement No. 115, or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of income using the level yield method. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss on the consolidated statements of income. In November 2007, subsequent to financing the Company's CMBS investments in its CDOs, the Company redesignated all of its available-for-sale CMBS investments with a book value of approximately $43.6 million to held to maturity. As of September 30, 2008 and December 31, 2007, the unrealized loss on the redesignated CMBS investments included in other comprehensive income (loss) was $5,134 and $5,575, respectively.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

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

        In accordance with SFAS No. 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and the Company concludes that it no longer has the ability or intent to hold the security for the period of time over which the Company expects the values to recover to amortized cost, the investment is written down to its fair value, and this loss is realized and charged against earnings. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In addition, it is possible that the Company in the future, may need to recognize an other-than-temporary impairment not withstanding its continued determination that no credit loss has occurred and estimated cash flows remain stable, due to the duration that the estimated fair value remains below book value.

Pledged Government Securities

        The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. These securities are carried at amortized cost because the Company has both positive intent and the ability to hold the securities to maturity. These securities had a carrying value of $102,607, a fair value of $100,889 and unrealized losses of $1,718 at September 30, 2008, and have maturities that extend

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

through November 2013. The Company did not maintain a portfolio of pledged treasury securities at December 31, 2007.

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

        Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of September 30, 2008 and December 31, 2007, were $5,457 and $0, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the consolidated statements of income.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

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

        In making estimates of fair values for purposes of allocating purchase price, management utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocation presented in the accompanying consolidated balance sheet as of September 30, 2008 is substantially complete; however, there are certain items that the Company will finalize once additional information is received. Accordingly, this allocation is subject to revision when final information is available, although future revisions are not expected to have a significant impact on the financial position or results of operations.

        Intangible assets and acquired lease obligations consist of the following:

September 30, 2008
Intangible assets:
In-place leases, net of accumulated amortization of $9,620	$272,995
Above-market leases, net of accumulated amortization of $6,110	126,908

Total intangible assets	$399,903

Intangible liabilities:
Below-market leases, net of accumulated amortization of $33,562	$708,186

Total intangible liabilities	$708,186

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

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

Other Assets

        The Company makes payments for certain expenses such as insurance and property taxes in advance of the period in which it receives the benefit. These payments are classified as other assets and amortized over the respective period of benefit relating to the contractual arrangement. The Company also escrows deposits related to pending acquisitions and financing arrangements, as required by a seller or lender, respectively. Prepaid acquisition costs represent a portion of the total purchase price of a property and are reclassified into real estate investments and related intangible assets, as appropriate, at the time the acquisition is completed. If such costs are related to an acquisition that will not be consummated and the deposit is not recoverable, the respective amounts are charged to expenses in the accompanying consolidated statements of income. Costs prepaid in connection with securing financing for a property are reclassified into deferred financing costs at the time the transaction is completed.

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

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments. Less judgment is utilized in measuring fair value financial instruments such as with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Impacted by a number of factors, pricing observability is generally affected by such items as including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

        The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default other than if subject to a forbearance agreement. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At September 30, 2008, the Company had three first mortgage loans with an aggregate carrying value of $169,809, one second lien loan with a carrying value of $18,900 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. In April 2008, the first lien lenders commenced a foreclosure action with respect to the collateral supporting the second lien and third lien loans referenced above and such loans changed from being classified as sub-performing loans as of March 31, 2008 to non-performing loans as of each of June 30, 2008 and September 30, 2008. The first and second lien loans are secured by land in California, which is intended primarily for residential development. Given the significant deterioration in the United States residential real estate markets, the Company believes that the successful restructuring of these loans is speculative, additional loan loss reserves are possible and any such restructuring will take longer than a more customary restructuring. Therefore, there is uncertainty surrounding the possible outcome of these loans. In September 2008, the borrower and its subsidiaries were put into an involuntary bankruptcy which resulted in an automatic stay of the foreclosure action instituted by the senior lender. In April 2008, the borrower under a first mortgage loan classified as non-performing as of September 30, 2008 with a carrying value of $100,054 filed legal action in connection with the Company's alleged wrongful administration of the loan. The Company believes the borrower's claim is without merit. The Company has filed a counterclaim in the form a foreclosure action to enforce its rights under the loan documents as a result of the borrower's default. The Company's action has been stayed by the borrower's bankruptcy filing. In May 2008, the borrowers (controlled by the same sponsor) under two of the non-performing first mortgage loans referenced above with an aggregate value of $69,755 filed a petition in bankruptcy under Chapter 11. The Company is currently evaluating its options to protect its interest, including foreclosure and the pursuit of a guaranty provided by the sponsor for all principal due. At December 31, 2007, the Company had one non-performing loan with a carrying value of $29,058, which was subsequently repaid in full on March 14, 2008, along with accrued interest and substantially all other fees and charges due to the Company.

        The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans. The specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur. Management evaluates the specific facts and circumstances of each subperforming loan, and considers factors including, but not limited to: the performance of the underlying collateral; the adequacy of reserves (e.g. for operating deficits, interest, tenant improvements, leasing commissions), the remaining term to maturity; the likelihood that the borrower will or will not satisfy conditions to extend the loan; and the financial condition of borrower and sponsor. At September 30, 2008, three first mortgage loans with a total carrying value of $73,625 and three mezzanine loans with a carrying value of $100,873 were classified as sub-performing. At December 31, 2007, one first mortgage loan with a carrying value of $10,403, and one 40% participation interest in a first mortgage loan with a carrying value of $22,000, were classified as sub-performing.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

        In some instances, the Company may sell all or a portion of its investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and the SFAS No.140 criteria are met, under which control of the asset that is sold is surrendered making it a "true sale," a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the three and nine months ended September 30, 2008 and 2007, the Company recognized $(186) and $294 and $0 and $4,354, respectively, in net gains from the sale of debt investments or commitments.

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

        The Company recognizes sales of real estate properties only upon closing, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sale price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate under SFAS No. 66.

Rent Expense

        Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying consolidated balance sheet as of September 30, 2008 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in marketing, general and administrative expense.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

Reserve for Possible Loan Losses

        Specific valuation allowances are established for possible loan losses on loans in instances where it is deemed possible that the Company may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. The Company considers the estimated value of the collateral securing the loan, and compares it to the carrying value of the loan. The estimated value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type, collateral location, quality and prospects of the sponsor, the amount and status of any senior debt, and other factors. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates. Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the net carrying value at the balance sheet date.

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. During the nine months ended September 30, 2008, the Company incurred charge-offs totaling $10,655 related to two defaulted loans the Company foreclosed upon which had a carrying value totaling $31,760 and two additional loans, one of which was sold at a loss and the other was retired. During the year ended December 31, 2007, the Company incurred a charge-off totaling $3,200 related to a defaulted loan the Company foreclosed upon which had a carrying value of $19,911 and $19,155 at September 30, 2008 and December 31, 2007, respectively, and is recorded in other assets. The Company maintained a reserve for possible loan losses of $48,092 against ten separate investments with a carrying value of $367,083 as of September 30, 2008, and a reserve for possible loan losses of $8,658 against eleven investments with a carrying value of $264,612 as of December 31, 2007. A substantial majority of the loan loss reserve recognized in 2008 is attributable to a broadly syndicated second and third lien financing, secured by residential land in Southern California. The Company has reserved against the entire $15,000 third lien and $26,100 of the $45,000 second lien. The Company continues to work with its co-lenders, the senior lending group and the borrower for a favorable resolution, but successful restructuring of these loans is speculative, additional reserves are possible and any such restructuring will take longer than customary restructuring.

Stock Based Compensation Plans

        The Company has a stock-based compensation plan, described more fully in Note 15. The Company accounts for this plan using the fair value recognition provisions of FASB Statement No. 123(R), "Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation."

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

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

	2008	2007
Dividend yield	8.8%	7.9%
Expected life of option	5.8 years	5.9 years
Risk-free interest rate	3.21%	4.32%
Expected stock price volatility	35.0%	28.0%

Incentive Distribution (Class B Limited Partner Interest)

        The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of the Operating Partnership) exceed the product of the Company's weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company records any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to the common unit holders in the Operating Partnership and to the Company's common stockholders. In October 2008, the Company entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provide that starting January 1, 2009, the incentive distribution can be paid, at the Company's option, in cash or shares of common stock of the Company. The Company incurred approximately $0 and $5,100 and $22,868 and $29,469 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2008 and 2007, respectively.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

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

        In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to hedge the cash flow variability caused by interest rate fluctuations of its liabilities. The Company may also use derivatives to hedge variability in sales proceeds to be received upon the sale of loans held for sale.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

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

        For the three and nine months ended September 30, 2008 and 2007, the Company recorded $36 and $47 and $338 and $1,301 of income tax expense, respectively, in net income from continuing operations for income attributable to the Company's wholly-owned TRSs. The Company has assumed an effective tax rate for the three and nine months ended September 30, 2008 of 43% taking into consideration the anticipated applicable U.S. federal statutory tax rate at September 30, 2008 of 34% and state and local taxes.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions. The Manager performs ongoing analysis of credit risk concentrations in the Company's loan and other lending investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics. Six investments, including a non-performing loan with a carrying value of $100,054, accounted for 22.6% of the total carrying value of the Company's loan and other lending investments as of September 30, 2008. Six investments, including a non-performing loan with a carrying value of $100,054, accounted for approximately 16.3% and 15.9% of the revenue earned on the Gramercy Finance's loan and other lending investments for the three and nine months ended September 30, 2008, respectively, compared to four investments which accounted for approximately 22.0% and 19.0% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2007, respectively. The largest sponsor accounted for approximately 5.5% and 4.7% of the revenue earned on the Gramercy Finance's loan and other lending investments for the three and nine months ended September 30, 2008, respectively, compared to approximately 2.8% and 3.4% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2007.

        Additionally, two tenants, Bank of America, N.A. and Wachovia Bank, National Association, accounted for approximately 39.4% and 14.5% and 39.0% and 14.2% of Gramercy Real Estate's rental revenue for the three and nine months ended September 30, 2008, respectively.

Recently Issued Accounting Pronouncements

        In February 2007, the FASB issued Statement No. 159, or SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company did not elect FAS No. 159 for any of its financial assets and financial liabilities as of September 30, 2008.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

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

        In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 provides a one-year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective January 1, 2008. The adoption of SFAS No. 157 as it relates to financial instruments did not have a significant impact on the Company's Consolidated Financial Statements. The Company will adopt the provisions of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities effective January 1, 2009, and the Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial position and results of operations.

        In March 2008, the FASB issued Statement No. 161, or SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

2. Significant Accounting Policies (Continued)

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

        In April 2008, the FASB directed the FASB Staff to issue FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP FAS No. 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company believes the impact of adopting FSP FAS No. 142-3 will not have a material effect on the consolidated financial statements.

        In April of 2008, the FASB voted to eliminate QSPEs from the guidance in SFAS No.140 and to remove the scope exception for QSPEs from FIN 46R. This will require that VIEs previously accounted for as QSPEs will need to be analyzed for consolidation according to FIN 46R. While the revised standards have not been finalized and deferred for potential application until 2010, this change may affect the Company's consolidated financial statements.

        In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active ("FSP 157-3"), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The guidance provided by FSP 157-3 is consistent with the Company's approach to valuing financial assets for which there are no active markets.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

3. Loans and Other Lending Investments

        The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company's loan, and other lending investments and CMBS investments as of September 30, 2008 and December 31, 2007, including loans held for sale, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2008	2007	2008	2007	2008	2007	2008	2007
Whole loans, floating rate	$1,245,982	$1,594,338	55.9%	60.5%	—	—	372 bps	332 bps
Whole loans, fixed rate	164,618	204,192	7.4%	7.7%	7.10%	7.79%	—	—
Subordinate interests in whole loans, floating rate	101,179	146,901	4.5%	5.6%	—	—	401 bps	447 bps
Subordinate interests in whole loans, fixed rate	62,832	61,890	2.8%	2.3%	9.26%	8.78%	—	—
Mezzanine loans, floating rate	432,117	413,813	19.4%	15.7%	—	—	670 bps	607 bps
Mezzanine loans, fixed rate	212,052	203,753	9.5%	7.7%	9.49%	8.91%	—	—
Preferred equity, fixed rate	11,990	11,858	0.5%	0.5%	10.22%	10.09%	—	—

Subtotal/ Weighted average	2,230,770	2,636,745	100.0%	100.0%	8.61%	8.45%	446 bps	395 bps

CMBS, floating rate	69,460	23,817	8.1%	3.0%	—	—	687 bps	593 bps
CMBS, fixed rate	787,942	768,166	91.9%	97.0%	6.22%	6.13%	—	—

Subtotal/ Weighted average	857,402	791,983	100.0%	100.0%	6.22%	6.13%	687 bps	593 bps

Total	$3,088,172	$3,428,728	100.0%	100.0%	7.09%	7.02%	455 bps	397 bps

(1)
Loans and other lending investments and CMBS investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments, and includes Non-Performing loans classified as Whole Loans—Floating Rate with a carrying value of $100,054 with an effective spread of 500 basis points, Non-Performing loans classified as Whole Loans—Fixed Rate of with a carrying value of $69,755 with an effective yield of 7.67%, and Non-Performing loans classified as Subordinate—Floating Rate with a carrying value of $18,900 with an effective spread of 311 basis points.

(2)
Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

3. Loans and Other Lending Investments (Continued)

        As of September 30, 2008, the Company's loans and other lending investments, excluding CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2008	7	$232,009	10.4%
2009	38	1,208,962	54.2%
2010	13	390,473	17.5%
2011	2	30,890	1.4%
2012	2	63,086	2.8%
Thereafter	10	305,350	13.7%

Total	72	$2,230,770	100.0%

Weighted-average maturity(1)		1.9 years

(1)
The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

        For the three and nine months ended September 30, 2008 and 2007, the Company's investment income from loan and other lending investments and CMBS investments, including loans held for sale, was generated by the following investment types:

	Three months ended September 30, 2008		Three months ended September 30, 2007
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$27,416	45.3%	$47,962	56%
Subordinate interests in whole loans	2,154	3.6%	4,050	5%
Mezzanine loans	16,529	27.3%	25,813	30%
Preferred equity	316	0.5%	416	1%
CMBS	14,137	23.3%	7,555	8%

Total	$60,552	100.0%	$85,796	100.0%

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

3. Loans and Other Lending Investments (Continued)

	Nine months ended September 30, 2008		Nine months ended September 30, 2007
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$98,699	50.0%	$125,576	57%
Subordinate interests in whole loans	7,549	3.8%	19,086	9%
Mezzanine loans	49,445	25.0%	63,119	29%
Preferred equity	943	0.4%	2,832	1%
CMBS	41,246	20.8%	7,980	4%

Total	$197,882	100.0%	$218,593	100.0%

        At September 30, 2008 and December 31, 2007, the Company's loans and other lending investments excluding the CMBS investments, had the following geographic diversification:

	September 30, 2008		December 31, 2007
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$1,097,021	49.2%	$1,130,799	42.9%
West	611,031	27.4%	714,045	27.1%
South	21,417	1.0%	405,410	15.4%
Midwest	40,608	1.8%	79,750	3.0%
Southwest	81,329	3.6%	103,217	3.9%
Mid-Atlantic	74,586	3.3%	150,300	5.7%
Various	231,276	10.4%	53,224	2.0%
Southeast	69,755	3.1%	—	—
Other	3,747	0.2%	—	—

Total	$2,230,770	100.0%	$2,636,745	100.0%

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

3. Loans and Other Lending Investments (Continued)

        At September 30, 2008 and December 31, 2007, the Company's loans and other lending investments, excluding the CMBS investments, by property type are as follows:

	September 30, 2008		December 31, 2007
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$872,167	39.1%	$970,362	36.8%
Hotel(1)	348,354	15.6%	468,604	17.8%
Multifamily	325,711	14.6%	366,665	13.9%
Retail(2)	254,337	11.4%	217,223	8.2%
Land-commercial	208,053	9.3%	200,445	7.6%
Land-residential(3)	82,775	3.7%	138,771	5.3%
Condominium	59,556	2.7%	126,771	4.8%
Mixed-use	22,813	1.0%	80,784	3.1%
Industrial	53,008	2.2%	50,730	1.9%
Other	4,303	0.2%	16,390	0.6%

Total	$2,230,770	100.0%	$2,636,745	100.0%

(1)
Two first mortgage loans with an aggregate carrying value of $69,755 secured by hotel properties controlled by the same sponsor group were classified as non-performing as of September 30, 2008. Subsequent to December 31, 2007, a non-monetary, technical event of default was triggered with respect to one of the loans, which automatically triggered a cross-default provision with the other loan. Both loans were subject to a forbearance agreement, and both properties were being operated by an independent, national hotel management company pursuant to a court order sought by the Company. In May 2008, the borrowers (which are controlled by the same sponsor) under these two sub-performing first mortgage loans filed a petition in bankruptcy under Chapter 11. The Company is currently evaluating its options to protect its interest, including foreclosure and the pursuit of a guaranty provided by the sponsor for all principal due. No loan loss reserves have been taken against these loans.

(2)
In April 2008, the borrower under a first mortgage loan classified as non-performing as of September 30, 2008 with a carrying value of $100,054 filed legal action in connection with the Company's alleged wrongful administration of the loan. The Company believes the borrower's claim is without merit. The Company has filed a counterclaim in the form a foreclosure action to enforce its rights under the loan documents as a result of the borrower's default. The Company's action has been stayed by the borrower's bankruptcy filing.

(3)
All of the loans secured by residential land are secured by first mortgages or first deeds of trust, except for two loans secured by subordinate mortgage liens to the same sponsor with an aggregate carrying value of $18,900. These loans, which were classified as non-performing as of September 30, 2008, were amended during the first quarter of 2008 to waive certain defaults and permit the deferral of interest, and precluding the first mortgage lenders from exercising their rights and remedies (including acceleration and foreclosure) until April 2008. A subsequent

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

3. Loans and Other Lending Investments (Continued)

  proposal to recapitalize the borrower was recently rejected by the senior lenders. In April 2008, the first lien lenders commenced a foreclosure action with respect to the collateral supporting the second lien and third lien loans. The first and second lien loans are secured by land, which is intended primarily for residential development. Given the significant deterioration in the United States residential real estate markets, the Company believes that the successful restructuring of these loans is speculative, additional reserves are possible and any such restructuring will take longer than a more customary restructuring. Therefore, there is more uncertainty surrounding the possible outcome of these loans and additional loan loss reserves are possible. In September 2008, the borrower and its subsidiaries were put into an involuntary bankruptcy which resulted in an automatic stay of the foreclosure action instituted by the senior lender.

        The Company recorded provisions for loan losses of $18,875 and $50,089 and $2,500 and $6,648 for the three and nine months ended September 30, 2008, and 2007, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience and collateral quality by individual asset or category of asset.

        During the nine months ended September 30, 2008, the Company incurred charge-offs totaling $10,655 related to two defaulted loans the Company foreclosed upon which had a carrying value totaling $31,760 and two additional loans, one of which was sold at a loss and the other was retired. During the year ended December 31, 2007, the Company incurred a charge-off totaling $3,200, relating to one defaulted loan which the Company foreclosed upon which had a carrying value of $19,911 and $19,155 at September 30, 2008 and December 31, 2007, respectively.

        Changes in the reserve for possible loan losses were as follows:

Reserve for possible loan losses, December 31, 2006	$2,460
Additional provision for loan losses	9,398
Charge-offs	(3,200)

Reserve for possible loan losses, December 31, 2007	8,658
Additional provision for loan losses	50,089
Charge-offs	(10,655)

Reserve for possible loan losses, September 30, 2008	$48,092

        The following is a summary of the Company's CMBS investments at September 30, 2008:

Description	Number of Securities	Face Value	Carrying Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	8	$73,664	$69,460	—	$(11,034)	$58,426
Fixed rate CMBS	63	815,578	787,942	267	(208,004)	580,205

Total	71	$889,242	$857,402	267	$(219,038)	$638,631

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

3. Loans and Other Lending Investments (Continued)

        The following is a summary of the underlying credit ratings of the Company's CMBS investments at September 30, 2008:

	Book Value	Percentage
AAA	$788,597	92.0%
AA	29,580	3.4
BBB-	11,856	1.4
BB+	7,432	0.9
BB	4,815	0.6
B+	4,652	0.5
B	4,226	0.5
B-	5,216	0.6
Not rated	1,029	0.1

Total	$857,402	100.0%

        The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment. Substantially all of the Company's CMBS investments have an unrealized loss (the carrying value is in excess of the fair value) which has existed longer than twelve months. These unrealized losses are primarily the result of market factors other than credit impairment which is generally indicated by a significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. The carrying value of all CMBS investments is in excess of their market values. This difference can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there have been no changes in expected cash flows. The Company's assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company's ability and intent to hold its CMBS investments to maturity, at which point the Company expects to recover its carrying value, is the basis for its conclusion that these investments are not other-than-temporarily impaired, despite the difference between the carrying value the and fair value. The Company attributes the current difference between carrying value and fair value to current market conditions. The Company believes the carrying value of the securities are fully recoverable over their expected holding period. The Company possesses both the intent and the ability to hold the securities until it has recovered the amortized costs. Accordingly, the Company does not believe any of the securities are other-than-temporarily impaired. In the future, certain interpretations of the accounting rules may require the Company, notwithstanding these determinations, to recognize an other-than-temporary impairment due solely to the duration of time that the carrying values are less than book value.

        In connection with a preferred equity investment, which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company has invested in the event of a borrower default under such loan. The loan matures in 2032. This guarantee is considered to be an off-balance-sheet

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

3. Loans and Other Lending Investments (Continued)

arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its consolidated Balance Sheet as a liability. The liability will be amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. The Company's maximum exposure under this guarantee is approximately $1,411 as of September 30, 2008. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

4. Property Acquisitions (Continued)

        The Company has not yet obtained all the information necessary to finalize its estimates to complete the purchase price allocations in accordance with SFAS No. 141 related to the American Financial acquisition. The purchase price allocations will be finalized once the information indentified has been received, which should not be longer than one year from the date of acquisition.

Pro Forma

        The following table summarizes, on an unaudited pro forma basis, the Company's combined results of operations for the nine months ended September 30, 2008 and 2007 as though the acquisition of American Financial was completed on January 1, 2007. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company's results of operations for future periods. In addition, the following supplement pro forma operating data does not present the sale of assets through September 30, 2008. The Company accounted for the acquisition of assets utilizing the purchase method of accounting.

	2008	2007
Pro forma revenues	$550,633	$592,239
Pro forma net income available to common stockholders	$47,462	$170,922
Pro forma earnings per common share-basic	$0.93	$4.04
Pro forma earnings per common share-diluted	$0.93	$3.86
Pro forma common shares-basic	51,226	42,265
Pro forma common share-diluted	51,304	44,304

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

5. Dispositions and Assets Held for Sale

        During the three and nine months ended September 30, 2008, the Company sold 16 and 36 properties, respectively, for net sales proceeds of $19,308 and $63,877, respectively. The sales transactions resulted in no gains or losses for either of the three or nine months ended September 30, 2008.

        In accordance with the provisions of SFAS No. 144, the Company classified 143 properties as held for sale as of September 30, 2008. The following table summarizes information for these properties:

September 30, 2008
Assets held for sale:
Real estate investments, at cost:
Land	$38,389
Buildings and improvements	152,456

Total real estate investments, at cost	190,844
Less accumulated depreciation	—

190,844

Other assets, net	2,700
Real estate held for sale	193,544
Loans held for sale	—
Real estate owned	10,770

Total assets held for sale:	204,314

Liabilities related to assets held for sale:
Accrued expenses	5,313
Deferred revenue	4,252
Tenant security deposits	61
Total liabilities related to assets held for sale	9,626

Net assets held for sale	$194,688

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

5. Dispositions and Assets Held for Sale (Continued)

        The following operating results of the properties held for sale as of September 30, 2008, and the properties sold during the three and nine months ended September 30, 2008 are included in discontinued operations for all periods presented:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Operating results:
Revenues	$4,969	11,023
Operating expenses	5,710	11,780
Interest expense	82	78
Depreciation and amortization	2	2

Loss from operations before minority interest	(661)	(681)
Minority interest	7	(2)

Loss from operations, net	(654)	(683)
Yield maintenance fees	—	(556)

Net loss from discontinued operations	$(654)	(1,239)

        Discontinued operations have not been segregated in the consolidated statements of cash flows.

6. Investments in Unconsolidated Joint Ventures

  South Building at One Madison Avenue, New York, New York

        In April 2005, the Company closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building. The joint venture was owned 45% by a wholly-owned subsidiary of the Company and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests are pari-passu. The joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The first mortgage was non-recourse to the Company. The South Building comprises approximately 1.2 million square feet and is almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term. In July 2007, the Company entered into an agreement to sell its entire investment in the One Madison Avenue joint venture to SL Green. In August 2007, an affiliate of SL Green loaned approximately $147,000 to the Operating Partnership. This loan was to be repaid, with interest at an annual rate of 5.80%, on the earlier of September 1, 2007 or the closing of the sale of the Company's 45% interest in One Madison Avenue to SL Green. The sale transaction closed on August 17, 2007, at which time the Company realized a gain of $92,235 and simultaneously repaid the entire loan amount with interest due through such date. The Company recorded its pro rata share of net losses of the joint venture of $130 and $759 for the three and nine months ended September 30, 2007.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

6. Investments in Unconsolidated Joint Ventures (Continued)

  200 Franklin Square Drive, Somerset, New Jersey

        The Company owns a 25% interest in an equity owner and a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc, a wholly-owned subsidiary of Royal Phillips Electronics through December 2021. As of September 30, 2008 and December 31, 2007, the investment has a carrying value of $2,269 and $2,269, respectively. The Company recorded its pro rata share of net income of the joint venture of $26 and $63 and $27 and $86 for the three and nine months ended September 30, 2008 and 2007, respectively.

  101 S. Marengo Avenue, Pasadena, California

        In November 2005, the Company closed on the purchase of a 50% interest in an office building in Pasadena, CA. The Company also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which is net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, ten-year fixed-rate first mortgage loan. For the three and nine months ended September 30, 2008 and 2007, the Company recorded its pro rata share of net losses of the joint ventures of $336 and $1,037 and $351 and $1,092, respectively.

  2 Herald Square, New York, New York

        In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of September 30, 2008 and December 31, 2007, the investment had a carrying value of $24,881 and $20,390, respectively. For the three and nine months ended September 30, 2008 and 2007 the Company recorded its pro rata share of net income of $1,237 and $3,991 and $772 and $1,871, respectively.

  885 Third Avenue, New York, New York

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of September 30, 2008 and December 31, 2007, the investment had a carrying value of $34,866 and $28,332 respectively. The Company recorded its pro rata share of net income of $1,476 and $4,815 for the three and nine months ended September 30, 2008, respectively.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

6. Investments in Unconsolidated Joint Ventures (Continued)

  Citizens Portfolio

        The Company, through its acquisition of American Financial on April 1, 2008, obtained an interest in a joint venture with UBS. The joint venture, as of September 30, 2008, owns and manages 84 bank branches totaling approximately 415,000 square feet. These branches are fully occupied, on a triple net basis, by Citizens Bank, N.A. and Charter One Bank, N.A., two bank subsidiaries of Citizens Financial Group, Inc. The investment had a carrying value of $12,122 at September 30, 2008. The Company recorded its pro rata share of net loss of $674 and $1,402 for the three months and nine months ended September 30, 2008, respectively.

7. Junior Subordinated Debentures

        In May 2005, August 2005 and January 2006, the Company completed issuances of $50,000 each in unsecured trust preferred securities through three Delaware Statutory Trusts, or DSTs, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust III, or GCT III, that are also wholly-owned subsidiaries of the Operating Partnership. The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015. The securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter, the rates on the 2005 issuances will float based on the three-month LIBOR plus 300 basis points. The securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter, the rate will float based on the three-month LIBOR plus 270 basis points.

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

        The Company's interests in GCTI, GCTII and GCTIII are accounted for using the equity method and the assets and liabilities of those entities are not consolidated into its financial statements. Interest on the junior subordinated notes is included in interest expense on the Company's consolidated

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

7. Junior Subordinated Debentures (Continued)

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

8. Collateralized Debt Obligations (Continued)

Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under the Company's repurchase agreements and to fund additional investments.

        During the three months ended September 30, 2008, the Company repurchased, at a discount, $9,000 of investment grade notes of the 2005 issuer, and $12,000 of investment grade notes of the 2006 Issuer. During the nine months ended September 30, 2008, the Company repurchased, at a discount, $25,900 of investment grade notes of the 2005 Issuer, $24,000 of investment grade notes of the 2006 issuer, and $22,400 of investment grade notes of the 2007 Issuer. The Company recorded a net gain of $11,681 and $33,378 for the three and nine months ended September 30, 2008, respectively, in connection with the repurchase of notes of such Issuers.

9. Debt Obligations

Term Loan, Credit Facility and Repurchase Facility

        The repurchase facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility, was increased to $350,000 from $250,000 effective January 2005, and was subsequently increased to $500,000 effective April 2005. In June 2007, the facility was modified further by reducing the credit spreads. In July 2008, the repurchase facility was terminated and a new facility was executed by subsidiaries of the Company with Wachovia to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving loan equal to $100,000 with a credit spread of 242.5 basis points (which will be increased to 267.5 basis points upon an extension of the maturity of the credit facility). The term of the credit facility is two years and the borrowers may extend the term for an additional twelve-month period if certain conditions are met. Advance rates for assets acquired pursuant to the credit facility vary from 50% to 80% of purchase price, depending on the type and structure of the asset. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require a pay down to the corresponding loan with respect to a reduction in an investment's market value. Wachovia's ability to mark an asset, however, is limited to situations where an asset's value has been affected by credit issues with respect to the related underlying property. Wachovia cannot mark an asset based on credit spreads or other criteria outside of property-level credit issues. The Company had no accrued interest and borrowings of $76,139 at a weighted average spread to LIBOR of 2.27% as of September 30, 2008, and no accrued interest and borrowings of $165,286 on the repurchase facility at a weighted average spread to LIBOR of 1.33% as of December 31, 2007. The Company has guaranteed a portion of its consolidated subsidiaries' obligations under this facility.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

9. Debt Obligations (Continued)

        Borrowings under the Wachovia facility at September 30, 2008 and December 31, 2007 were secured by the following investments:

	Carrying Value
Investment Type	2008	2007
Whole loans	$74,482	$276,869
Mezzanine loans	117,993	148,164

Total	$192,475	$425,033

        Subsidiaries of the Company also have entered into a repurchase facility with Goldman Sachs Mortgage Company, or Goldman. In October 2006, this facility was increased from $200,000 to $400,000 and its maturity date extended until September 2009. In June 2007, the facility was modified further by reducing the credit spreads. In August 2008, the facility was amended to reduce the borrowing capacity to $200,000 and to provide for an extension of the maturity to December 2010 for a fee, provided that no event of default has occurred. The facility bears interest at spreads of 2.00% to 2.30% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 65% to 75% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. The Company had accrued interest of $120 and borrowings of $31,855 at a weighted average spread to LIBOR of 2.50% as of September 30, 2008, and accrued interest of $189 and borrowings of $34,911 at a weighted average spread to LIBOR of 1.07% under this facility at December 31, 2007. The Company has guaranteed a portion of its consolidated subsidiaries' obligations under this facility.

        Borrowings under the Goldman facility at September 30, 2008 and December 31, 2007 were secured by the following investments:

	Carrying Value
Investment Type	2008	2007
Whole loans	$62,147	$151,679

Total	$62,147	$151,679

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

9. Debt Obligations (Continued)

        The terms of the Wachovia credit facility and Goldman repurchase facility (together with the related guarantees) includes covenants that (a) limit the Company's maximum total indebtedness to no more than 85% of total assets, (b) require the Company to maintain minimum liquidity of at least $15,000, (c) require the Company's fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require the Company's minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require the Company to maintain minimum tangible net worth of not less than (i) $650,000 for the Wachovia credit facility and $400,000 for the Goldman repurchase facility, plus (ii) 75% of the net proceeds of the Company's equity offerings completed subsequent to the date of the June 2007 amendments. The covenants also restrict the Company from making annual distributions to stockholders in excess of a maximum of 100% of the Company's FFO (as defined therein) for the previous four quarters under the Wachovia credit facility, except that the Company may in any case pay distributions necessary to maintain the Company's REIT status. An event of default can be triggered on the Goldman repurchase facility and the Wachovia credit facility if, among other things, GKK Manager LLC is terminated as the Manager. As of September 30, 2008 and December 31, 2007, the Company was in compliance with all such covenants.

        The Goldman repurchase facility and the Wachovia credit facility require that borrowings under these facilities be paid down as principal payments on the loans and investments pledged to these facilities are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, subordinate interests in whole loans, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by the Company.

Unsecured Credit Facility

        In May 2006, the Company closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option. The initial facility was supported by a negative pledge of an identified asset base (involving substitution rights) with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The facility bore interest at 1.90% over one-month LIBOR to the extent the Company's leverage ratio, defined as total liabilities to total assets, including the Company's proportionate share of the liabilities and assets of the Company's unconsolidated subsidiaries, was less than 80% and 2.10% over one-month LIBOR to the extent the Company's leverage ratio was equal to or greater than 80%. In June 2007, the facility was increased to $175,000 and interest spreads on the facility were reduced. The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. The Company had accrued interest of $333 and borrowings of $172,301 as of September 30, 2008, and no accrued interest and borrowings under this facility at December 31, 2007.

        The terms of the unsecured revolving credit facility include covenants that (a) limit the Company's maximum total indebtedness to no more than 85% of total assets, (b) require the Company's fixed charge coverage ratio to be at no time less than 1.30 to 1.00, and (c) require the Company to maintain

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

9. Debt Obligations (Continued)

minimum tangible net worth of not less than $450,000 plus 75% of the net proceeds from equity offerings completed subsequent to the date of the June 2007 amendment. The covenants also restrict the Company from making annual distributions to shareholders in excess of a maximum of 100% of FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT) for the previous four quarters, except that the Company may in any case pay distributions necessary to maintain the Company's REIT status. An event of default can be triggered on the unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as the Manager. As of September 30, 2008 and December 31, 2007, the Company was in compliance with all such covenants.

        In connection with the acquisition of American Financial on April 1, 2008, the Company's indirect wholly-owned subsidiaries, First States Investors DB I L.P. (formerly known as First States Investors DB I LLC) and American Financial TRS, Inc., and certain of their direct or indirect subsidiaries, collectively, the DB Loan Borrowers entered into an amendment and restatement of an assumed American Financial credit facility, or the DB Loan Agreement with Deutsche Bank AG, Cayman Islands Branch, or Deutsche Bank, as agent for certain lenders. As part of the amendment and restatement of the DB Loan Agreement, the available amount under the DB Loan Agreement was reduced from $400,000 to $100,000, or the DB Loan. In addition, amounts were paid to reduce the outstanding borrowings under the former facility to $95,000. The DB Loan Agreement provided the DB Loan Borrowers with a one year facility that matures on March 31, 2009, and permits, subject to certain conditions, a six-month extension at the DB Loan Borrowers' option which is subject to certain conditions. Advances made under the DB Loan bear interest at 3.00% plus the greater of (i) 3.50% or (ii) LIBOR. The DB Loan allows for prepayment in whole or in part on any payment date; provided, however, that any such prepayment shall be accompanied by all accrued interest on the portion of the DB Loan being prepaid. In September 2008, two of the Company's CDOs purchased the DB Loan from the lender and simultaneously amended the maturity date to be March 2011. The loan is eliminated in the consolidation of the Company's CDOs. At the purchase date, the DB Loan had an outstanding balance of approximately $88.5 million. The Company recorded costs related to the purchase of $0.8 million, which is recorded against other income.

        The obligations under the DB Loan, now owned by two of the Company's CDOs, are secured by equity pledges of the shares in certain DB Loan Borrowers and mortgages over the various properties owned by certain DB Loan Borrowers. The DB Loan is guaranteed by the Company. The DB Loan Agreement contains customary events of default, the occurrence of which could result in the acceleration of all amounts payable there under.

        The DB Loan requires the Company to establish and fund certain reserve accounts to be used for the payment of taxes and insurance, rollover and replacement expenses, payment of tenant improvements and leasing commissions and the funding of debt service shortfalls.

Mortgage Loans

        Certain real estate assets are subject to mortgage liens. As of September 30, 2008, 728 of the Company's real estate assets were encumbered with mortgages and mezzanine loans with a cumulative outstanding balance of $2,545,773. The Company's mortgage notes payable typically require that

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

9. Debt Obligations (Continued)

specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company's ability to release properties from the financing may be restricted and the lender may be able to "trap" portfolio cash flow until the required ratios are met on an ongoing basis. As of September 30, 2008, one of the Company's mortgage loans was operating under a cash flow trap, which is not an event of default under the applicable loan agreement. The cash flow trap has been in effect since a date prior to the assumption of the loan by the Company as part of the American Financial acquisition.

  Goldman Mortgage Loan

        On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, or the Goldman Mortgage Loan, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Loan Borrowers and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 0.75% prepayment fee, during the first six months payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR.

        The Goldman Mortgage Loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $700. In August 2008, $425 of this reserve was released to the Goldman Loan Borrowers, leaving a balance of $275 reserved with the lender as of September 30, 2008. The lenders may upon the Company's request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        The Company has accrued interest of $757 and borrowings of $244,148 as of September 30, 2008.

  Secured Term Loan

        On April 1, 2008, First States Group 3300 B, L.P., an indirect wholly-owned subsidiary of the Company ("PB Loan Borrower"), entered into a loan agreement, or the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000, or the PB Loan in part to refinance a portion of a portfolio of American

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

9. Debt Obligations (Continued)

Financial's properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date.

        The PB Loan requires the company to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

        The Company had accrued interest of $800 as of September 30, 2008.

        Certain of our mortgage notes payable related to assets held for sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

  Goldman Senior and Junior Mezzanine Loans

        On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between The Mezzanine Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross- defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which, an indirect wholly-owned subsidiary of the Company, is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans by the lenders, the Junior Mezzanine Loan and the Senior Mezzanine Loan. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR, the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

9. Debt Obligations (Continued)

        The Goldman Mezzanine Loan required, and the Senior Mezzanine Loan requires, an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $850. In August 2008, $425 of this reserve was released to the Mezzanine Borrowers, leaving a balance of $425 reserved with the lender as of September 30, 2008. The lender may upon the Company's request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        The Company has accrued interest of $1,816 and borrowings of $598,063 as of September 30, 2008.

        The following is a summary of mortgage notes payable, mezzanine loans and acquisition loan facilities as of September 30, 2008.

	Encumbered Properties	Balance		Interest Rates	Maturity Dates
Fixed-rate mortgages	479	$1,440,954	(1)	4.5% to 8.3%	July 2009 to Sept. 2023
Variable-rate mortgages	249	1,082,211		4.1% to 6.8%	March 2009 to April 2013

Total mortgage notes payable	728	2,523,165

Above/below market interest		22,608
Mortgage notes payable related to assets held for sale	—	—

Balance, September 30, 2008	728	$2,545,773

(1)
Includes $88,328 of debt that is collateralized by $102,607 of pledged Treasury securities, net of discounts and premiums and $4,495 of debt that relates to the proportionate share of the 11% minority interest holder in 801 Market Street as of September 30, 2008.

        Combined aggregate principal maturities of the Company's consolidated CDOs, Goldman repurchase facility, Wachovia credit facility and term loan, trust preferred securities, mortgage loans (including the Goldman Mortgage Loan, Senior Mezzanine Loan and Junior Mezzanine Loan and the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

9. Debt Obligations (Continued)

proportionately consolidated mortgage note payable related to its TIC interest in 55 Corporate Drive) and the KeyBank unsecured credit facility as of September 30, 2008 are as follows:

	CDOs	Repurchase Facility Credit Facility and Term Loan	Trust Preferred Securities	Mortgage and Mezzanine Loans	KeyBank Unsecured Credit Facility	Total
2008	$—	$—	$—	$7,553	$—	$7,553
2009	—	31,855	—	75,926	—	107,781
2010	—	76,139	—	879,925	172,301	1,128,365
2011	—	—	—	33,824	—	33,824
2012	—	—	—	80,256	—	80,256
Thereafter	2,662,955	—	150,000	1,445,681	—	4,258,636
Above/Below Market Interest				22,608		22,608

Total	$2,662,955	$107,994	$150,000	$2,545,773	$172,301	$5,639,023

10. Leasing Agreements

        The Company's properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and renewal options. Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of September 30, 2008 are as follows:

Operating Lease
2008 (October 1–December 31)	$72,339
2009	283,081
2010	273,491
2011	215,276
2012	198,576
2013 and thereafter	1,660,322

Total minimum lease payments	$2,703,085

11. Operating Partnership Agreement/Manager

        At September 30, 2008, the Company owned all of the Class A limited partnership interests in the Operating Partnership. At September 30, 2008, the majority of the Class B limited partnership interests were owned by the Manager and SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are the Company's executive officers or directors, certain of which interests are subject to performance thresholds that were satisfied in May 2008.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

11. Operating Partnership Agreement/Manager (Continued)

        At September 30, 2008, the majority of the interests in the Manager were held by SL Green Operating Partnership, L.P. Interests were also held by certain officers and employees of SL Green, including some of whom are the Company's executive officers or directors, certain of which interests were subject to performance thresholds that were satisfied in May 2008.

12. Related Party Transactions

        In connection with its initial public offering, the Company entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007. The management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. The Company pays the Manager an annual management fee equal to 1.75% of the Company's gross stockholders equity (as defined in the management agreement) inclusive of the Company's trust preferred securities. The Company incurred expense to the Manager under this agreement of an aggregate of $5,978 and $15,934 for the three and nine months ended September 30, 2008 and $3,271 and $9,047 for the three and nine months ended September 30, 2007, respectively. In 2008, each of the Company and SL Green have formed special committees comprised solely of independent directors to consider whether the internalization of the Manager and/or amendment to the management agreement would be in the best interest of each company and its respective stockholders. In October 2008, the Company entered into the second amended and restated management agreement with the Manager which generally contains the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduces the annual base management fee to 1.50% of the Company's gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements are to be remitted by the Manager to the Company.

        To provide an incentive to enhance the value of the Company's common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of the Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. In October 2008, the Company entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provide that starting January 1, 2009, the incentive distribution can be paid, at the Company's option, in cash or shares of common stock of the Company. The Company incurred $0 and $5,100 and $22,868 and $29,469 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2008 and 2007, respectively.

        The Company is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green Operating Partnership, L.P. and a

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

12. Related Party Transactions (Continued)

separate outsource agreement between the Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by the Company of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by the Company. At September 30, 2008, the outsource agreement provides for an annual fee payable by the Company, which fee became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the three and nine months ended September 30, 2008 and 2007, the Company realized expense of $697 and $1,721 and $338 and $1,001, respectively, to the Manager under the outsource agreement. For the three and nine months ended September 30, 2008 and 2007, the Company realized expense of $1,350 and $4,022 and $1,041 and $2,700, respectively, to the Manager under the asset servicing agreement. In October 2008, each of the asset servicing agreement and outsource agreement was terminated, effective as of September 30, 2008.

        In connection with the closing of the Company's first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Board of Directors has allocated to the Manager the subordinate collateral management fee paid on the CDO notes not held by the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager has, commencing July 1, 2008, agreed to remit this amount to the Company. At September 30, 2008 and December 31, 2007, the Company owned all of the non-investment grade bonds, preferred equity and equity in the 2005 CDO. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to the Company. For the three and nine months ended September 30, 2008 and 2007, the Company realized expense of $0 and $1,024 and $518 and $1,537, respectively, to the Manager under such collateral management agreement.

        Except for the 2005 CDO, fees payable in connection with CDOs or other securitization vehicles are governed by the management agreement. Pursuant to that agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

12. Related Party Transactions (Continued)

investors unaffiliated with the Company or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with the Company or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees were paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager has, commencing July 1, 2008, agreed to remit this amount to the Company. For the three and nine months ended September 30, 2008 and 2007, the Company realized expense of $0 and $1,142 and $577 and $1,713, respectively, to the Manager under this agreement. With respect to the CDO which closed in August 2007, the Company realized expense to the Manager of $0 and $432 and $178 and $178 for the three and nine months ended September 30, 2008 and 2007, respectively.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

12. Related Party Transactions (Continued)

        Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for the Company's corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,000 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. The Company leases an additional 3,215 square feet on a month-to-month basis for approximately $161. For the three and nine months ended September 30, 2008 and 2007, rent expense under this lease was $118 and $247 and $63 and $188 under this lease, respectively.

        In July 2005, the Company closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The Company has determined that the yield on its mezzanine loan after giving effect to the interest-only participation retained by the seller is at market. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of September 30, 2008 and December 31, 2007, the loan has a book value of $39,577 and $39,711, respectively.

        In February 2006, the Company closed on the purchase of a $90,000 whole loan, which bears interest at three-month LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder. The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey. The loan was repaid in full in June 2006 with the proceeds from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by the Company through a TIC structure, as discussed below.

        In March 2006, the Company closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when the Company originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,567 and $90,389 as of September 30, 2008 and December 31, 2007, respectively.

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

        In December 2006, the Company acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan. As of September 30, 2008 and December 31, 2007, the loan has a book value of $115,478 and $108,034, respectively.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

12. Related Party Transactions (Continued)

        In January 2007, the Company originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event the Company's loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from the Company and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of September 30, 2008 and December 31, 2007, the Company's interest in the whole loan had a carrying value of $66,158 and $65,033, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

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

        In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of September 30, 2008 and December 31, 2007, the investment had a carrying value of $24,881and $20,390, respectively. The Company recorded its pro rata share of net income of $1,237 and $3,991 and $772 and $1,871 for the three and nine months ended September 30, 2008 and 2007, respectively.

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of September 30, 2008 and December 31, 2007, the investment had a carrying value of $34,866 and $28,332, respectively. The Company recorded its pro rata share of net income of $1,476 and $4,815 and $946 and $946 for the three and nine months ended September 30, 2008 and 2007, respectively.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

12. Related Party Transactions (Continued)

        In August 2007, the Company closed on the purchase from a financial institution of a $12,500 mezzanine loan on a substantially complete residential condominium project in the upper east side of Manhattan. The investment bears interest at the current pay rate of 11% over LIBOR, and a 19% look-back internal rate of return at maturity. At closing, an affiliate of SL Green simultaneously acquired a $12,500 pari-passu interest in the same tranche of the capital structure. The loan was retired in August 2008.

        In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter the Company participated 50% of its interest in the loan back to SL Green. As of September 30, 2008 and December 31, 2007, the loan has a book value of $12,792 and $11,917, respectively. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of September 30, 2008 and December 31, 2007, the loan has a book value of $26,882 and $26,776, respectively.

        In September 2007, the Manager earned a $1,000 collateral selection fee payable by Nomura International plc. The Company purchased $18,000 of par bonds of the same securities to which the collateral selection fee was related and was earned. As part of the closing on the securities purchased, the Company collected and immediately remitted the fee due to the Manager.

        In November 2007, the Company acquired from a syndicate comprised of financial institutions a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%. As of September 30, 2008 and December 31, 2007, the loan has a book value of $22,279 and $22,238, respectively.

        In December 2007, the Company acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter the Company participated 50% of its interest in the loan to an affiliate of SL Green. The investment, which is secured by a retail property in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. As of September 30, 2008 and December 31, 2007, the loan has a book value of $24,234 and $23,141, respectively.

        In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter the Company participated 50% of the Company's interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of September 30, 2008 and December 31, 2007, the loan has a book value of $45,626 and $44,739, respectively.

        In connection with the closing of the acquisition of American Financial, the Company as part of a larger financing received financing of $50,000 from SL Green, which is described more fully in Note 9.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

12. Related Party Transactions (Continued)

An affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to a one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance.

        In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of September 30, 2008, the loan has a book value of $9,362.

        In September 2008, the Company closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower's interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of September 30, 2008, the loan has a book value of $29,910.

        Bright Star Couriers LLC, or Bright Star, provides messenger services to the Company. Bright Star is owned by Gary Green, a son of Stephen L. Green, the Company's Chairman. The aggregate amount of fees paid by the Company for such services for each of the three and nine months ended September 30, 2008 and 2007, was less than $1.

13. Deferred Costs

        Deferred costs at September 30, 2008 and December 31, 2007 consisted of the following:

	2008	2007
Deferred financing	$89,375	$59,294
Deferred acquisition	5,237	4,320
Deferred leasing	10,596	9,457

	105,208	73,071
Less accumulated amortization	(30,818)	(16,962)

	74,390	56,109
Less held for sale	(134)	—

	$74,256	$56,109

        Deferred financing costs relate to the Company's existing Goldman repurchase facility, the term loan and credit facility with Wachovia, the credit facility with Keybank, the Goldman Mortgage Loan, the Goldman Senior and Junior Mezzanine Loans, the PB Loan Agreement, the Company's CDOs, mortgage loans, including, the proportionately consolidated mortgage note payable related to the Company's TIC interest in 55 Corporate Drive, and the trust preferred securities. These costs are amortized on a straight-line basis to interest expense based on the remaining term of the related financing.

        Deferred acquisition costs consist of fees and direct costs incurred to originate the Company's investments and are amortized using the effective yield method over the related term of the investment.

        Deferred leasing costs include direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

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

At September 30, 2008	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments	$437	$—	$437	$—
Financial Liabilities:
Derivative instruments	$83,718	$—	$83,718	$—

Fair Value on a Non-Recurring Basis

        The Company uses fair value measurements on a nonrecurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for possible loan losses. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the nine months ended September 30, 2008:

At September 30, 2008	Total	Level I	Level II	Level III
Financial Assets:
Lending investments	$229,281	$—	$—	$229,281

        The total change in fair value of financial instruments for which a fair value adjustment has been included in the consolidated statements of income for the three and nine months ended September 30, 2008 was $18,875 and $50,089, respectively.

        The valuations derived from pricing models overall valuation process may include adjustments to the financial instruments. These adjustments may be made when, in management's judgment, either the size of the position in the financial instrument or other features of the financial instrument such as its

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

14. Fair Value of Financial Instruments (Continued)

complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the pricing models. Additionally, an adjustment from the price derived from a model typically reflects management's judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.

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

15. Stockholders' Equity

        The Company's authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2008, 51,316,586 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

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

Common Stock

        As of the date of the Company's formation, April 12, 2004, the Company had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 the Company completed its initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence operations. As of September 30, 2008 and December 31, 2007, 705,004 and 594,333, respectively, restricted shares had also been issued under the Company's 2004 Equity Incentive Plan, or the Equity Incentive Plan. These shares have a vesting period of two to four years.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

15. Stockholders' Equity (Continued)

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

15. Stockholders' Equity (Continued)

        In April 2008, the Company issued approximately 15,634,854 shares of common stock in connection with the American Financial acquisition. These shares had a value of approximately $378,672 on the date the merger agreement was executed. Also, as a result of the American Financial acquisition, an affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to an one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance SL Green Operating Partnership, L.P. owned shares of the Company's common stock representing approximately 15.8% of the outstanding shares of the Company's common stock as of September 30, 2008.

Equity Incentive Plan

        As part of the Company's initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors' fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At September 30, 2008, 2,581,423 shares of common stock were available for issuance under the Equity Incentive Plan.

        As of September 30, 2008, management fees and outsource fees (the fees are no longer payable effective October 1, 2008) paid to the Company's Manager and SL Green Operating Partnership, L.P. are sufficient to reimburse the Manager and SL Green Operating Partnership, L.P. for the applicable compensation, including payroll taxes, of the employees who provide services to Gramercy pursuant to the confirmatory addendum to the management agreement among the Company, the Manager and the Operating Partnership. Those employees who provided services under the confirmatory addendum were considered co-leased employees. The confirmatory addendum was terminated as part of the second amended and restated management agreement. Options granted under the Equity Incentive Plan to recipients who were co-leased employees of Gramercy are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant. In some instances, options may be granted under the Equity Incentive Plan to persons who provide significant services to the Company or its affiliates, but are not considered co-leased employees because compensation for their services were not covered by the management agreement or outsource agreement. Options granted to recipients that are not co-leased employees have the same terms as those issued to co-leased employees except as it relates to any performance-based provisions within the grant. To the extent there are performance provisions associated with a grant to a recipient who is not a co-leased employee, an estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date. If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

15. Stockholders' Equity (Continued)

        A summary of the status of the Company's stock options as of September 30, 2008 and December 31, 2007 are presented below:

	September 30, 2008		December 31, 2007
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,428,169	$22.82	830,001	$18.02
Modification	110,716	—	—	—
Granted	85,000	$21.17	770,500	$27.76
Exercised	(85,547)	$14.83	(103,330)	$19.44
Lapsed or cancelled	(95,349)	$26.96	(69,002)	$25.29

Balance at end of period	1,442,989	$21.31	1,428,169	$22.82

        For the three and nine months ended September 30, 2008, all options were granted within a price range of $18.98 to $25.90. The remaining weighted average contractual life of the options was 7.5 years. Compensation expense of $1,339 will be recorded over the next nine months, representing the remaining weighted average vesting period of the option awards as of September 30, 2008. In connection with the payment of a special dividend to common shareholders, the equity incentive plan was amended to provide for the modification of stock options to adjust for the impact of the special dividend paid. There was no incremental cost to the modification. Compensation expense of $245 and $771 and $155 and $481 was recorded for the three and nine months ended September 30, 2008 and 2007, respectively, related to the issuance of stock options.

        Through September 30, 2008, 705,004 restricted shares had been issued under the Equity Incentive Plan, of which 64% have vested. The vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $1,690 will be recorded over the next eight months, representing the remaining weighted average vesting period of the restricted stock awards as of September 30, 2008. Compensation expense of $672 and $2,202 and $443 and $2,318 was recorded for the three and nine months ended September 30, 2008 and 2007, respectively, related to the issuance of restricted shares.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

15. Stockholders' Equity (Continued)

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

Outperformance Plan

        In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, were to share in a "performance pool" if the Company's total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The Company recorded the expense of the plan award in accordance with FASB Statement No. 123(R). Compensation expense of $308 and $926 and $383 and $1,150 was recorded for the three and nine months ended September 30, 2008 and 2007, respectively, related to the 2005 Outperformance Plan. Based on the Company's total return to stockholders as of the May 31, 2008 measurement period conclusion date, the Company did not meet the minimum 30% return.

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

        As of September 30, 2008, there were approximately 49,276 phantom stock units outstanding, of which 37,276 units were vested.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

15. Stockholders' Equity (Continued)

Earnings per Share

        Earnings per share for the three and nine months ended September 30, 2008 and 2007 is computed as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator (Income (loss))
Net income from continuing operations	$10,313	$97,150	$48,765	$136,059
Net loss from discontinued operations	(654)	—	(1,239)	—

Net income	9,659	97,150	47,526	136,059
Preferred stock dividends	(2,336)	(2,336)	(7,008)	(4,231)

Numerator for basic income per share—net income available to common stockholders	7,323	94,814	40,518	131,828
Effect of dilutive securities	—	—	—	—

Diluted earnings:
Numerator for diluted income per share—net income applicable to common stockholders	$7,323	$94,814	$40,518	$131,828

Denominator (Weighted Average Shares)
Denominator for basic income per share—weighted average shares	51,307	26,339	45,736	26,390
Effect of dilutive securities:
Stock-based compensation plans	—	1,272	29	1,272
Phantom stock units	49	27	49	27

Diluted Shares	51,356	27,638	45,814	27,527

16. Benefit Plans

        At September 30, 2008, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan, 401(k) plan or other benefits plans. As an affiliate of SL Green, the Company's employees are covered by a 401(K) Savings/Retirement Plan implemented by SL Green. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. The plan provides for discretionary matching contributions only.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

17. Commitments and Contingencies (Continued)

        The Company's corporate offices at 420 Lexington Avenue, New York, New York are subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005. The lease is for approximately 7,000 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. The Company leases an additional 3,215 square feet on a month to month basis for approximately $161 per annum.

        As of September 30, 2008, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

        Future minimum lease payments under non-cancelable operating leases as of September 30, 2008 are as follows:

2008 (October 1 – December 31)	$4,600
2009	18,839
2010	18,548
2011	18,457
2012	18,156
2013 and thereafter	170,980

Total	$249,580

        The Company, through certain of its subsidiaries, may be required in its role in connection with its CDOs, to repurchase loans that it contributed to its CDOs in the event of breaches of certain representations or warranties provided at the time the CDOs were formed or the loans contributed. These obligations do not relate to the credit performance of the loans or other collateral contributed to the CDOs, but only to breaches of specific representations and warranties. Since inception, the Company has not been required to make any repurchases.

        Certain real estate assets are pledged as collateral for mortgage loans held by two of its CDOs. Additionally, borrowings secured by these pledges are guaranteed by the Company. The loans are eliminated in the consolidation of the Company's CDOs.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

18. Financial Instruments: Derivatives and Hedging (Continued)

        The following table summarizes the notional and fair value of the Company's derivative financial instruments at September 30, 2008. The notional value is an indication of the extent of the Company's involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$3,465	4.280%	7/2005	12/2009	$(44)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(90)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	7/2015	(392)
Interest Rate Swap	3 month LIBOR	12,000	3.063%	1/2008	7/2010	43
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(517)
Interest Rate Swap	3 month LIBOR	2,000	3.073%	1/2008	7/2010	7
Interest Rate Swap	3 month LIBOR	347,908	5.408%	8/2007	5/2017	(22,278)
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	(54,579)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	(3,114)
Interest Rate Swap	3 month LIBOR	24,143	5.114%	2/2008	1/2017	(1,501)
Interest Rate Swap	3 month LIBOR	16,412	5.203%	2/2008	5/2017	(1,103)
Interest Rate Swap	3 month LIBOR	4,700	3.170%	4/2008	4/2012	57
Interest Rate Cap	1 month LIBOR	250,000	5.250%	4/2008	3/2010	128
Interest Rate Cap	1 month LIBOR	600,000	5.250%	8/2008	3/2010	308
Interest Rate Cap	1 month LIBOR	9,375	4.260%	8/2008	1/2015	(206)

Total		$2,042,277				$(83,281)

        At September 30, 2008, derivative instruments were reported at their fair value as a net liability of $83,281. Offsetting adjustments are represented as deferred losses in Accumulated Other Comprehensive Income of $17,775. For the three and nine months ended September 30, 2008, the Company recognized a decrease to interest expense of $132 attributable to any ineffective component of its derivative instruments designated as cash flow hedges. For the same period, the Company recognized an increase to earnings of $0 attributable to the change in value of undesignated derivatives. Currently, all derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

        The Company is hedging exposure to variability in future interest payments on our debt facilities and cash flows for future transactions. Additionally, the Company has in the past and may in the future enter into total rate of return swaps, or TROR swaps, which are tied to a CMBS index and are intended to hedge the Company's exposure to variability in the rate of return in excess of anticipated future interest payments on that portion of the Company's debt facilities used to fund fixed rate mortgage loan assets held as available for sale.

19. Income Taxes

        The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with it's taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

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

        The Company's Board of Directors elected to not pay for the third quarter of 2008 any dividend on its common stock, which for the second quarter of 2008 was $0.63 per share, and will revisit the Company's dividend policy at year-end. Based on current estimates of taxable income, the Company believes its cumulative distributions made to date in 2008 will satisfy the Company's tax requirements for the 2008 calendar year.

        For the three and nine months ended September 30, 2008 and 2007, the Company recorded $36 and $47 and $338 and $1,301 of income tax expense, respectively, in net income from continuing operations for income attributable to the Company's wholly-owned TRSs. The Company has assumed an effective tax rate for the three and nine months ended September 30, 2008 of 43% taking into consideration the anticipated applicable U.S. federal statutory tax rate at September 30, 2008 of 34% and state and local taxes.

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

21. Segment Reporting

        Prior to the acquisition of American Financial, the Company was a REIT focused primarily on originating and acquiring loans and securities related to real estate and under the provisions of SFAS 131 operated in only one segment. As a result of the acquisition of American Financial, as of September 30, 2008, the Company has determined that it has two reportable operating segments: Structured Finance and Real Estate. The reportable segments were determined based on the management approach, which looks to the Company's internal organizational structure. These two lines of business require different support infrastructures.

        The Structured Finance segment includes all of the Company's activities related to senior and mezzanine real estate debt and senior and mezzanine capital investment activities and the financing thereof, including the Company's CMBS investments. These include a dedicated management team within Gramercy Finance for real estate lending origination, acquisition and servicing.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

21. Segment Reporting (Continued)

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

        The Company evaluates performance based on the following financial measures for each segment:

	Structured Finance	Real Estate	Corporate/ Other(1)	Total Company
Three months ended September 30, 2008
Total revenues(2)	$80,083	$111,630	$—	$191,713
Earnings (loss) from unconsolidated joint ventures	2,090	(674)	—	1,416
Total operating and interest expense(3)	(58,572)	(111,107)	(13,125)	(182,804)

Net income from continuing operations(4)	$23,601	$(151)	$(13,125)	$10,325

Nine months ended September 30, 2008
Total revenues(2)	$254,310	$219,844	$—	$474,154
Earnings (loss) from unconsolidated joint ventures	7,519	(1,402)	—	6,117
Total operating and interest expense(3)	(171,941)	(217,937)	(41,364)	(431,242)

Net income from continuing operations(4)	$89,888	$505	$(41,364)	$49,029

Total Assets	$4,487,919	$4,089,253	$(783,988)	$7,793,184

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

(3)
Total operating and interest expense includes provision for loan losses for the Structured Finance business and operating costs on commercial property assets for the Real Estate business, and interest expense and loss on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $22 million and $47 million for the three and nine months ended September 30, 2008, respectively, are included in the amounts presented above.

(4)
Net operating income represents income before provision for taxes, minority interest and discontinued operations.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2008

22. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        The following table represents non-cash activities recognized in other comprehensive income for the nine months ended September 30, 2008 and 2007:

	2008	2007
Deferred losses and other non-cash activity related to derivatives	$(17,775)	$(22,164)

23. Subsequent Events

        On October 27, 2008, the Company, the Operating Partnership, SL Green and SL Green Operating Partnership, L.P., entered into a services agreement (the "Services Agreement") pursuant to which SL Green will provide consulting and other services to the Company. SL Green will make Marc Holliday, Andrew Mathias and David Schonbraun available to provide services until the earliest of (i) September 30, 2009, (ii) the termination of the management agreement or (iii) with respect to a particular executive, the termination of any such executive's employment with SL Green. In consideration for the consulting services, the Company will pay a fee to SL Green of $200,000 per month payable, at the Company's option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of the Company's common stock trade, shares of the Company's common stock. SL Green will also provide the Company with certain other services described in the Services Agreement for a fee of $100,000 per month in cash and for a period terminating at the earlier of (i) three months after the date of the Services Agreement, subject to a one-time 30-day extension, or (ii) the termination of the management agreement.

        On October 27, 2008, the Board of Directors (the "Board") of the Company appointed Roger M. Cozzi as Chief Executive Officer of the Company. The Board also appointed Mr. Cozzi as President of the Company and agreed to nominate Mr. Cozzi for election to the Board at the next annual meeting of the stockholders of the Company at which a class of directors with a vacancy is up for election. In connection with Mr. Cozzi's appointment, the Company and Mr. Cozzi also entered into a severance agreement on October 27, 2008 (the "Severance Agreement") pursuant to which Mr. Cozzi will be entitled to receive certain benefits upon the termination of his employment with the Manager. Pursuant to the Severance Agreement, if Mr. Cozzi's employment with the Manager is terminated by the Manager without "Cause" or by Mr. Cozzi with "Good Reason" (as such terms are defined in Mr. Cozzi's employment agreement with the Manager as in effect from time to time), Mr. Cozzi will be credited with 12 months of additional vesting under all equity awards granted to him by the Company. In addition, if Mr. Cozzi's employment with the Manager is terminated due to his death or disability, he will be credited with 12 months of additional vesting under all equity awards granted to him by the Company.

        The following officers of the Company resigned effective as of October 27, 2008: Marc Holliday, Chief Executive Officer; Andrew Mathias, Chief Investment Officer; and Gregory F. Hughes, Chief Credit Officer. Mr. Holliday also resigned as President of the Company effective as of October 28, 2008. Mr. Holliday and Mr. Mathias will remain as consultants to the Company through the earliest of (i) September 30, 2009, (ii) the termination of the Second Amended Management Agreement or (iii) the termination of their respective employment with SL Green.

ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in thousands, except for share and per share data)

Overview

        Gramercy Capital Corp. is an integrated commercial real estate finance and property investment company. We were formed in April 2004 and commenced operations upon the completion of our initial public offering in August 2004. On April 1, 2008, we completed the acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financial's secured debt. The acquisition transformed our company from a pure specialty finance company into a diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments.

        Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Our property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are for the most part deposit taking commercial banks, thrifts and credit unions, which we generally refer to as "banks." Our portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., Wachovia Bank, National Association, Regions Financial Corporation and Citizens Financial Group, Inc. and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of us through which our commercial real estate finance and property investment businesses are conducted.

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

        Since our inception, we have completed transactions in a variety of markets and secured by a variety of property types. Until the second half of 2007, the market for commercial real estate debt exhibited high relative returns and significant inflows of capital. However, due to growing illiquidity in the credit markets and an overall slowing in macroeconomic conditions, the default levels for commercial real estate have begun to rise. The market for debt instruments had for several years, until the second half of 2007, evidenced declining yields and more flexible credit standards and loan structures. In particular, "conduit" originators who packaged whole loans for resale to investors drove debt yields lower while maintaining substantial liquidity because of the then-strong demand for the resulting securities. Because of reduced profits in the most liquid sectors of the mortgage finance business then existing, several large institutions began originating large bridge loans for the purpose of generating interest income, rather than the typical focus on trading profits. In response to those developments, we focused on areas where we had comparative advantages rather than competing for product merely on the basis of yield or structure. This had particularly included whole loan origination in markets and transactions where we had an advantage due to (i) knowledge or relationships we have, (ii) knowledge or relationships of our largest stockholder, SL Green, and (iii) where we have an ability to better assess and manage risks over time. When considering investment opportunities in secondary market transactions in tranched debt, we often avoided first loss risk in larger transactions due to the then high valuations of the underlying real estate relative to historic valuation levels. Because of the then significant increase in the value of institutional quality assets relative to historic norms, we focused on positions in which a property sale or conventional refinancing at loan maturity would provide for a complete return of our investment. We generally matched our assets and liabilities in terms of base interest rate (generally one-month LIBOR) and, to the extent possible, expected duration. We raised debt and equity in several different capital markets to improve the diversity of our funding sources, maintain liquidity, and achieve our match-funding objectives.

        However, beginning in the second quarter of 2007, the sub-prime residential lending and single family housing markets in the U.S. began to experience significant default rates, declining real estate values and increasing backlog of housing supply, and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. Concerns in the residential sector of the capital markets quickly spread more broadly into the asset-backed commercial real estate, corporate and other credit and equity markets. The factors described above have resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, including us, continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

        Credit spreads on commercial mortgages (i.e., the interest rate spread over given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (a) supply and demand for such mortgage loans; (b) perceived risk of the underlying real estate collateral cash flow; and (c) capital markets execution for the sale or financing of such commercial mortgage assets. In the case of (a), the number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity results in credit spreads increasing. During periods of volatility, such as the markets are currently experiencing, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders depend on the capital markets to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital market decreases. As the market tightens, many warehouse lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them.

        For existing loans, when credit spreads widen, the fair value of these existing loans decreases. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell or finance the loan, the reduced value of the loan may reduce the total proceeds that the lender will receive.

        In the short-term, we believe the current environment of rapidly changing and evolving markets will provide increasing challenges to both our industry and our company. While we continue to believe the commercial lending business has strong long-term fundamentals and is being adversely affected by volatility in the credit and capital markets, due to these uncertainties, we are experiencing the following: (i) lower loan originations, (ii) limited access to capital, and increased cost of financing, (iii) reduced cash available for distribution to stockholders, particularly as our portfolio is reduced by scheduled maturities and prepayments and (iv) increased instances of defaults by borrowers.

        During the first nine months of 2008, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt have reach all-time highs, issuance levels of CMBS have ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. We believe that the continuing dislocation in the debt capital markets, coupled with a slowdown in the U.S. economy, has already reduced property valuations and will ultimately impact commercial real estate fundamentals. These developments have impacted and may further impact, the performance of our existing portfolio of assets. Furthermore, the volatility in the capital markets has caused stress to all financial institutions and our business is dependent upon these counterparties for, among other things, financing and interest rate derivatives. We expect credit to continue to be challenging throughout 2008 and 2009.

        We responded to these difficult conditions by decreasing investment activity when we observed deteriorating market conditions, increasing our liquidity and extending debt maturities. In addition, our Board of Directors elected to not pay for the third quarter of 2008 a dividend on shares of our common stock, which for the second quarter of 2008 was $0.63 per share. Our Board of Directors will revisit the Company's dividend policy at year-end.

        In response to these market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. On October 3, 2008, the President of the United States signed into law the Emergency Economic Stabilization Act of 2008, or the EESA. The EESA provides the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. In addition, the U.S. Secretary of Treasury has the authority to establish a program to guarantee, upon request from a financial institution, the timely payment of principal and interest on these financial assets. The overall effects of these and other legislative and regulatory efforts on the financial markets is uncertain, and they may not have the intended stabilization effects. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.

        Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. It is uncertain what effects recently enacted or future legislation or regulatory initiatives will have on us. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments and trends in new products and services, in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

        All of our term CDO liabilities are in their reinvestment periods which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. Because credit spreads are currently much wider than when we issued these liabilities, we currently expect to earn a higher return on equity on capital redeployed in this market. Approximately $1.4 billion of our loans have their initial maturity date in 2008 or 2009. However, many of these loans contain extension options of at least six months (many subject to performance criteria) so it is difficult to estimate how much capital from initial maturities or early pre-payments may be recycled into higher earning investments. Approximately $1.4 billion of our loans have their initial, or next, maturity date in the last quarter of 2008 or in 2009. Many of these loans contain extension options of at least six months, although many extension options are subject to performance criteria. The ongoing liquidity and credit crisis, and a slowing economy, make it increasingly difficult for management to estimate whether loans will be repaid at or prior to maturity, qualify for extension options, or default at maturity due to the borrower's inability to refinance its loan or sell the property and retire its loan. The variability of possible outcomes will influence the amount of capital available to us for reinvestment into higher earning investments, and the ability to maintain compliance with the financial and operating covenants of our CDOs.

        We believe that in the longer term, liquidity and attractive liquidity pricing could return to the commercial real estate finance markets but that in the near term, new financing sources must be developed in order to attractively fund incremental new investment activity. We believe these sources could include term loans from financial institutions and life companies, more restrictive commercial real estate finance structures which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets.

        The recent credit crisis has put many borrowers and financial institutions, including many of our borrowers and tenants, under increasing amounts of financial and capital distress. This has led to an increased incidence of defaults under loans and leases and could lead to increased vacancy rates in office properties occupied by these institutions. For the three and nine months ended September 30, 2008, we recorded a gross provision for loan losses of $18.9 and $50.1 million, respectively, related to five separate loans.

        As of September 30, 2008, Gramercy Finance held loans and other lending investments and CMBS of $3.1 billion net of fees, discounts, and unfunded commitments with an average spread to 30-day LIBOR of 455 basis points for its floating rate investments, and an average yield of 7.09% for its fixed rate investments. As of September 30, 2008, Gramercy Finance also held interests in three credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

        The aggregate carrying values, allocated by product type and weighted average coupons of our loans, and other lending investments and CMBS investments as of September 30, 2008 and December 31, 2007, including loans held for sale, were as follows (dollars in thousands):

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2008	2007	2008	2007	2008	2007	2008	2007
Whole loans, floating rate	$1,245,982	$1,594,338	55.9%	60.5%	—	—	372 bps	332 bps
Whole loans, fixed rate	164,618	204,192	7.4%	7.7%	7.10%	7.79%	—	—
Subordinate interests in whole loans, floating rate	101,179	146,901	4.5%	5.6%	—	—	401 bps	447 bps
Subordinate interests in whole loans, fixed rate	62,832	61,890	2.8%	2.3%	9.26%	8.78%	—	—
Mezzanine loans, floating rate	432,117	413,813	19.4%	15.7%	—	—	670 bps	607 bps
Mezzanine loans, fixed rate	212,052	203,753	9.5%	7.7%	9.49%	8.91%	—	—
Preferred equity, fixed rate	11,990	11,858	0.5%	0.5%	10.22%	10.09%	—	—

Subtotal/ Weighted average	2,230,770	2,636,745	100.0%	100.0%	8.61%	8.45%	446 bps	395 bps

CMBS, floating rate	69,460	23,817	8.1%	3.0%	—	—	687 bps	593 bps
CMBS, fixed rate	787,942	768,166	91.9%	97.0%	6.22%	6.13%	—	—

Subtotal/ Weighted average	857,402	791,983	100.0%	100.0%	6.22%	6.13%	687 bps	593 bps

Total	$3,088,172	$3,428,728	100.0%	100.0%	7.09%	7.02%	455 bps	397 bps

(1)
Loans and other lending investments and CMBS investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments, and includes Non-Performing loans classified as Whole Loans—Floating Rate with a carrying value of $100,054 with an effective spread of 500 basis points, Non-Performing loans classified as Whole Loans—Fixed Rate of with a carrying value of $69,755 with an effective yield of 7.67%, and Non-Performing loans classified as Subordinate—Floating Rate with a carrying value of $18,900 with an effective spread of 311 basis points.

(2)
Spreads over an index other than 30-Day LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

        As of September 30, 2008, Gramercy Realty owned a portfolio comprised of 744 bank branches, 344 office buildings and 11 land parcels, of which 84 bank braches and one office building were partially owned through joint ventures. Our wholly-owned properties aggregated approximately 27.5 million rentable square feet and its partially-owned properties aggregated approximately 0.8 million rentable square feet, including 0.4 million rentable square feet in an unconsolidated joint venture. As of September 30, 2008, the occupancy of our wholly-owned properties was 87.5% and the occupancy for our partially-owned properties was 99.9%. Our two largest tenants are Bank of America, N.A. and Wachovia Bank, National Association and, as of September 30, 2008, they represented approximately 39.0% and 14.2%, respectively, of the rental income of our portfolio and occupied approximately 45.1% and 19.2%, respectively, of our total rentable square feet.

        Summarized in the table below are our key property portfolio statistics as of September 30, 2008:

	Number of Properties		Square Feet		Occupancy
Portfolio	At Acquisition	At September 30, 2008	At Acquisition	At September 30, 2008	At Acquisition	At September 30, 2008
Core	653	647	20,935,260	20,830,900	96.4%	96.1%
Value—Add	303	225	5,265,870	4,749,349	65.8%	69.5%

Subtotal	956	872	26,201,130	25,580,249	90.3%	90.2%

Held for Sale	96	143	2,382,666	2,244,038	57.1%	47.8%

Total	1,052	1,015	28,583,796	27,824,287	87.5%	87.6%

        Due to the nature of the business of our tenant base, which places a high premium on serving its customers from a well established distribution network, we typically enter into long-term leases with our tenants. As of September 30, 2008, the weighted average remaining term of our leases was 10.6 years and approximately 80.4% of our base revenue was derived from triple net and bond net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, we are focused on maximizing the value of our portfolio through acquisitions and strategic sales and through effective and efficient property management and leasing operations.

        We rely on the credit and equity markets to finance and grow our business. During the second half of 2007 and the first three quarters of 2008, severe credit and liquidity issues in the sub-prime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including ours, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing vacant space, and extending debt maturities.

        Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Due to continued market turbulence, we do not anticipate having the ability in the near term to access new equity capital or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely on cash flows from operations, principal and lease payments on our investments and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, ability to make distributions to our stockholders and ability to service our debt.

        Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand to maintain a certain portion of our assets free from liens and to secure such borrowings without assets. These conditions could limit our ability to incur further borrowings. Additionally, we have several restrictive covenants in our KeyBank unsecured credit facility, Goldman repurchase facility and Wachovia term loan and credit facility. The Company was in compliance with all such covenants as of September 30, 2008. However, compared to prior quarters, we were much closer to the minimum requirements set forth in such covenants. Further, to the extent that in future periods we realize higher amounts of losses related to its loans and other lending investments, it would put additional pressure on our ability to continue to meet these covenants. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document (including those described above), our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on the assets that are pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, our ability to make distributions to our stockholders and our ability to continue as a going concern.

        The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until that CDO regained compliance with such tests. The Company was in compliance with all such covenants as of September 30, 2008. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses, including management fees, distributions on Class B units, debt coverage, interest on our trust preferred securities and other expenses with (i) cash on hand, (ii) income from any CDO not in default, (iii) income from our real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the ability to cure defaults which would resume normal residual payments to us by purchasing non-performing loans out of our CDOs. However, we may not have sufficient liquidity available to do so at such time.

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

        At September 30, 2008, we owned securities of three controlling class CMBS trusts with a carrying value of $39,225. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. At September 30, 2008, our maximum exposure to loss as a result of its investment in these QSPEs totaled $39,225, which equals the book value of these investments as of September 30, 2008.

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. Our management has evaluated these entities and has concluded that none of such entities are VIEs that are subject to the consolidation rules of FIN 46R.

Real Estate and CTL Investments

        We record acquired real estate and CTL investments at cost less accumulated depreciation. Costs directly related to the acquisition of such investments are capitalized. Certain improvements are capitalized when they are determined to increase the useful life of the building. Depreciation is computed using the straight-line method over the shorter of the estimated useful life of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repair expenditures are charged to expense as incurred.

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

        We also review the recoverability of the property's carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose of assets held for sale. These assessments are recorded as an impairment loss in the Consolidated Statements of Income, resulting in an immediate negative adjustment to net income.

        In accordance with FASB No. 141, or SFAS No. 141, "Business Combinations," we allocate the purchase price of real estate to land, building and improvements, and intangibles, such as the value of above-, below- and at-market, leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

Investments in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and is not considered to be the primary beneficiary under FIN 46R. In the joint ventures, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to us. As of September 30, 2008 and December 31, 2007, we had investments of $93,087 and $49,440 in unconsolidated joint ventures, respectively.

Assets Held for Sale

  Loans and Other Lending Investments Held for Sale

        Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. During the three months ended September 30, 2008, the Company redesignated loans with a carrying value of $154,409 from assets held for sale to loans and other lending investments. We may originate or acquire preferred equity interests that allow us to participate in a percentage of the underlying property's cash flows from operations and proceeds from a sale or refinancing. Should we make such a preferred equity investment, we must determine whether that investment should be accounted for as a loan, joint venture or as an interest in real estate.

  Real Estate and CTL Investments Held for Sale

        The results of operations from real estate investments or CTL Investments sold or held for sale in the current and prior periods are classified as "Loss from discontinued operations" on our consolidated statement of operations even though such losses were actually recognized by us prior to the asset sale.

Commercial Mortgage-Backed Securities

        We designate our CMBS investments pursuant to FASB No. 115, or SFAS No. 115, on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of income using the level yield method. CMBS securities that we do not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholder's equity. Unrealized losses on securities that in the judgment of management are other than temporary are charged against earnings as a loss on the consolidated statement of income. In November 2007, subsequent to financing our CMBS investments in our CDOs, we redesignated all of our available-for-sale CMBS investments with a book value of approximately $43.6 million to held to maturity. As of September 30, 2008 and December 31, 2007, the unrealized loss on the redesignated CMBS investments included in other comprehensive income was $5,134 and $5,575, respectively.

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

        In accordance with SFAS No. 115, when the estimated fair value of the security classified as available-for-sale has been below amortized cost for a significant period of time and we conclude that we no longer have the ability or intent to hold the security for the period of time over which we expect the values to recover to amortized cost, the investment is written down to its fair value, and this loss is realized and charged against earnings. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In addition, it is possible that we in the future may need to recognized our other-than-temporary impairment notwithstanding our continued determination that no credit loss has occurred and estimated cash flows remain stable, due to the duration that the estimated fair value remains below book value.

Pledged Government Securities

        We maintain a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in our real estate portfolio. These securities are carried at amortized cost because we have positive intent and the ability to hold the securities to maturity. These securities had a carrying value of $102,607, a fair value of $100,889 and unrealized losses of $1,718 at September 30, 2008, and have maturities that extend through November 2013. We did not maintain a portfolio of pledged treasury securities at December 31, 2007.

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

        Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of September 30, 2008 and December 31, 2007 were $5,457 and $0, respectively. We continually review receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of income.

Intangible Assets

        Pursuant to SFAS No. 141, we follow the purchase method of accounting for all business combinations. To ensure that intangible assets acquired and liabilities assumed in a purchase method business combination are recognized and reported apart from goodwill, we apply criteria specified in SFAS No. 141.

        We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if-vacant basis. We utilize various estimates, processes and information to determine the as-if-vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases.

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

        In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed. The allocations presented in the accompanying consolidated balance sheets as of September 30, 2008 is substantially complete; however, there are certain items that we will finalize once additional information is received. Accordingly, this allocation is subject to revision when final information is available, although future revisions are not expected to have a significant impact on our financial position or results of operations.

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

        We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default other than if subject to a forbearance agreement. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At September 30, 2008, we had three first mortgage loans with an aggregate carrying value of $169,809, one second lien loan with a carrying value of $18,900 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. In April 2008, the first lien lenders commenced a foreclosure action with respect to the collateral supporting the second lien and third lien loans referenced above and such loans changed from being classified as sub-performing loans as of March 31, 2008 to non-performing loans as of each of June 30, 2008 and September 30, 2008. The first and second lien loans are secured by land in California, which is intended primarily for residential development. Given the significant deterioration in the United States residential real estate markets, we believe that the successful restructuring of these loans is speculative, additional reserves are possible, and any such restructuring will take longer than a more customary restructuring. Therefore, there is uncertainty surrounding the possible outcome of these loans. In September 2008, the borrower and its subsidiaries were put into an involuntary bankruptcy which resulted in an automatic stay of the foreclosure action instituted by the senior lender. In April 2008, the borrower under a first mortgage loan classified as non-performing as of September 30, 2008 with a carrying value of $100,054 filed legal action in connection with the Company's alleged wrongful administration of the loan. We believe the borrower's claim is without merit. We have filed a counterclaim in the form a foreclosure action to enforce its rights under the loan documents as a result of the borrower's default. Our action has been stayed by the borrower's bankruptcy filing. In May 2008, the borrowers (controlled by the same sponsor) under two of the non-performing first mortgage loans with an aggregate value of $69,755 filed a petition in bankruptcy under Chapter 11. We are currently evaluating our options to protect our interest, including the pursuit of a guaranty provided by the sponsor for all principal due. At December 31, 2007, we had one non-performing loan with foreclosure and carrying value of $29,058, which was subsequently repaid in full on March 14, 2008, along with accrued interest and substantially all other fees and charges due to us.

        We classify loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans. The specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur. We evaluate the specific facts and circumstances of each subperforming loan, and consider factors including, but not limited to: the performance of the underlying collateral; the adequacy of reserves (e.g. for operating deficits, interest, tenant improvements, leasing commissions), the remaining term to maturity; the likelihood that the borrower will or will not satisfy conditions to extend the loan; and the financial condition of borrower and sponsor. At September 30, 2008, three first mortgage loans with a total carrying value of $73,625 and three mezzanine loan with a carrying value of $100,873 were classified as sub-performing. At December 31, 2007, one first mortgage loan with a carrying value of $10,403, and one 40% participation interest in a first mortgage loan with a carrying value of $22,000, were classified as sub-performing.

        In some instances we may sell all or a portion of our investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and SFAS No.140 criteria are met, under which control of the asset that is sold is surrendered making it a "true sale," a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the three and nine months ended September 30, 2008 and 2007, we recognized $(186) and $294 and $0 and $4,354, respectively, in net gains from the sale of debt investments or commitments.

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

Rent Expense

        Rent expense is recognized on a straight-line basis regardless of when payments are due. Accrued expenses and other liabilities in the accompanying consolidated balance sheets as of September 30, 2008 include an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in marketing, general and administrative expense.

Reserve for Possible Loan Losses

        Specific valuation allowances are established for possible loan losses on loans in instances where it is deemed possible that we may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. We consider the estimated value of the collateral securing the loan, and compare it to the carrying value of the loan. The estimated value of the collateral is determined by selecting the most appropriate valuation methodology, or methodologies, among several generally available and accepted in the commercial real estate industry. The determination of the most appropriate valuation methodology is based on the key characteristics of the collateral type, collateral location, quality and prospects of the sponsor, the amount and status of any senior debt, and other factors. These methodologies include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates. Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the net carrying value at the balance sheet date.

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. We maintained a reserve of $48,092 and $8,658 at September 30, 2008 and December 31, 2007, respectively, relating to ten and eleven separate loans, respectively, with carrying values of $367,083 and $264,612, respectively. A substantial majority of the loan loss reserve recognized in 2008 is attributable to a broadly syndicated second and third lien financing secured by residential land in Southern California. We reserved against the entire $15,000 third lien and $26,100 of the $45,000 second lien. We continue to work with our co-lenders, the senior lending group and the borrower for a favorable resolution, but the successful restructuring of these loans is speculative, additional reserves are possible and any such restructuring will take longer than a more customary restructuring. During the nine months ended September 30, 2008, charge-offs totaled $10,655 relating to two loans we foreclosed upon and two additional loans, one of which was sold at a loss and the other was retired. During the year ended December 31, 2007, charge-offs totaled $3,200 relating to one defaulted loan we foreclosed upon, which had a carrying value of $19,911 and $19,155 at September 30, 2008 and December 31, 2007, respectively, and is recorded in other assets.

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

	2008	2007
Dividend yield	8.8%	7.9%
Expected life of option	5.8 years	5.9 years
Risk-free interest rate	3.21%	4.32%
Expected stock price volatility	35.0%	28.0%

Incentive Distribution (Class B Limited Partner Interest)

        The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to our common unit holders in our Operating Partnership and to our common stockholders. In October 2008, the Company entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1,2008 through December 31,2008 and provide that starting January 1, 2009, the incentive distribution can be paid, at our option, in cash or shares of our common stock. . We incurred approximately $0 and $5,100 and $22,868 and $29,469 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2008 and 2007, respectively.

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

        We use a variety of commonly used derivative products that are considered "plain vanilla" derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. We also use total rate of return swaps, or TROR swaps, which are tied to a CMBS index. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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

        In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, we use derivatives primarily to hedge cash flow variability caused by interest rate fluctuations of our liabilities. We may also use derivatives to hedge variability in sales proceeds to be received upon the sale of loans held for sale.

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

        Our Board of Directors elected to not pay for the third quarter of 2008 a dividend on shares of our common stock, which for the second quarter of 2008 was $0.63 per share, and will revisit the Company's dividend policy at year-end. Based on current estimates of taxable income, the Company believes its cumulative distributions made to date in 2008 will satisfy the Company's tax requirements.

        For the three and nine months ended September 30, 2008 and 2007, we recorded $36 and $47 and $338 and $1,301 of income tax expense, respectively, in income from continuing operations for income attributable to our wholly-owned TRSs. We have assumed an effective tax rate for the three and nine months ended September 30, 2008 of 44% taking into consideration the anticipated applicable U.S. federal statutory tax rate at September 30, 2008 of 34% and state and local taxes.

Results of Operations (Amounts in thousands, except share and per share data)

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

  Revenues

	2008	2007	$ Change
Investment income	$60,552	$85,796	$(25,244)
Rental revenue	80,597	2,523	78,074
Operating expense reimbursement	33,442	—	33,442
Gain on sales and other income	5,441	1,895	3,546

Total revenues	180,032	$90,214	$89,818

Equity in net income of joint ventures	$1,416	$1,264	$152

Gain on extinguishment of debt	$11,681	$—	$11,681

        Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. The decrease of $25,244 over the prior period is primarily due to a decrease in the size of our investment portfolio of loans and other lending instruments by approximately $378.4 million, a decline in LIBOR interest rates in 2008 and non-performing loans with a carrying value of $188,709 in 2008. There were no non-performing loans in the three months ended September 30, 2007.

        Rental revenue for the three months ended September 30, 2008 includes revenue earned on 292 Madison Avenue, revenue earned on our TIC interest in 55 Corporate Drive, which has been held as a proportionately consolidated property since its acquisition in June 2006, and revenue earned on properties acquired as a result of the American Financial acquisition. Rental revenue for the three months ended September 30, 2008 includes the effect of adjustments for straight-line rent for 55 Corporate Drive and 292 Madison Avenue. For the three months ended September 30, 2008, $3,591 was earned on 292 Madison Avenue and 55 Corporate Drive and $77,006 was earned on American Financial's rental property portfolio. The increase in rental revenue of $78,074 over the prior period is due primarily to our acquisition of American Financial.

        Operating expense reimbursement of $33,442 for the three months ended September 30, 2008 is attributed entirely to the closing of the American Financial rental property portfolio.

        Gains on extinguishment of debt for the three months ended September 30, 2008 is primarily attributable to net gains from the repurchase of CRE CDO bonds previously issued by us. The remaining balance is primarily composed of interest on restricted cash balances in our three CDOs (only two of which were in place during the same period in 2007) and other cash balances held by us.

        The income on investments in unconsolidated joint ventures of $1,416 for the three months ended September 30, 2008 represents our proportionate share of the income generated by our joint venture interests including $104 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $1,520. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below. The income on investments in unconsolidated joint venture of $1,264 for the three months ended September 30, 2007 represents our proportionate share of income generated by our unconsolidated joint venture interests including $753 of real estate-related depreciation and amortization, which when added back, resulted in a contribution to FFO of $2,017.

  Expenses

	2008	2007	$ Change
Property operating expenses	$49,883	—	$49,883
Interest expense	78,586	$50,601	27,985
Management fees	8,025	5,923	2,102
Incentive fee	—	22,868	(22,868)
Depreciation and amortization	22,335	1,188	21,147
Marketing, general and administrative	5,100	3,145	1,955
Provision for loan loss	18,875	2,500	16,375
Provision for taxes	36	338	(302)

Total expenses	$182,840	$86,563	$96,277

        Property operating expenses for the three months ended September 30, 2008 were $49,833, entirely attributed to the American Financial acquisition rental property portfolio. This amount included ground rent and leasehold obligations, real estate and taxes, utilities, property and leasehold improvements, other property operating expenses and direct billable expenses.

        Interest expense was $78,586 for the three months ended September 30, 2008 compared to $50,601 for the three months ended September 30, 2007. The increase of $27,985 is primarily attributed to $2.5 billion in additional debt incurred as a result of the American Financial acquisition. Interest expense associated with this additional debt was $39,788 for the three months ended September 30, 2008.

        Management fees increased $2,102 for the three months ended September 30, 2008 to $8,025 versus $5,923 for the same period in 2007, due primarily to an increase in our stockholder's equity as a result of additional issuances of common equity during the second half of 2007 and in April 2008 in connection with the American Financial acquisition. The remaining increase is attributable to the amount paid or payable to our Manager on investments in our three CDOs (only two of which was in place during the same period in 2007) in accordance with the CDO collateral management agreements, higher fees paid or payable to SL Green Operating Partnership, L.P. under our servicing and outsourcing agreements due to the increase in our investment balances, and an increase in fees paid to SL Green Operating Partnership, L.P. under our outsourcing agreement, which fees were increased in April 2008 to compensate for additional services provided as a result of the American Financial acquisition.

        In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008, and provide that starting January 1, 2009, the incentive distribution can be paid, at our option, in cash or shares of our common stock. Accordingly, no incentive fees were recorded for the three months ended September 30, 2008. We recorded incentive fee expense of $22,868 for the three months ended September 30, 2007, which reflects sharply higher FFO recognized during that period (largely related to the sale of One Madison Avenue) compared to the comparable period in 2008.

        We recorded depreciation and amortization expenses of $22,335 for the three months ended September 30, 2008, versus $1,188 for the three months ended September 30, 2007. The increase of $21,147 is attributed primarily to the increase in size of our real estate investments as a result of the American Financial acquisition.

        Marketing, general and administrative expenses were $5,100 for the three months ended September 30, 2008, versus $3,145 for the same period in 2007.

        Provision for loan losses was $18,875 for the three months ended September 30, 2008, versus $2,500 for the three months ended September 30, 2007. The provision was based upon an increase in non-performing loans and the review of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets, and a difficult operating environment.

        Provision for taxes was $36 for the three months ended September 30, 2008, versus $338 for the three months ended September 30, 2007.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

  Revenues

	2008	2007	$ Change
Investment income	$197,882	$218,593	$(20,711)
Rental revenue	163,350	6,109	157,241
Operating expense reimbursement	64,993	—	64,993
Gain on sales and other income	14,551	11,949	2,602

Total revenues	$440,776	$236,651	$204,125

Equity in net income of joint ventures	$6,117	$1,053	$5,064

Gain on extinguishment of debt	$33,378	$—	$33,378

        Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. The decrease of $20,711 over the prior period is primarily due to a decrease in the size of our investment portfolio of loans and other lending instruments by approximately $378.4 million, a decline in LIBOR interest rates in 2008 and non-performing loans with a carrying value of $188,709 in 2008. There were no non-performing loans in the nine months ended September 30, 2007.

        The increase in rental revenue of $157,241 over the prior period is due primarily to the acquisition of American Financial.

        Operating expense reimbursement of $64,993 for the nine months ended September 30, 2008 is attributed to the closing of the American Financial acquisition on April 1, 2008.

        Gain on extinguishment of debt for the nine months ended September 30, 2008 is primarily attributable to $33,378 in net gains from the repurchase of CRE CDO bonds previously issued by us. The remaining balance is primarily composed of interest on restricted cash balances in our three CDOs (only two of which were in place during the same period in 2007) and other cash balances held by us.

        The income on investments in unconsolidated joint ventures of $6,117 for the nine months ended September 30, 2008 represents our proportionate share of the income generated by our joint venture interests including $469 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $6,586. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below. The income on investments in unconsolidated joint venture of $1,053 for the nine months ended September 30, 2007 represents our proportionate share of the losses generated by our joint venture interests including $4,647 of real estate-related depreciation and amortization, which when added back, resulted in a contribution to FFO of $5,700.

  Expenses

	2008	2007	$ Change
Property operating expenses	$95,379	—	$95,379
Interest expense	197,785	$126,271	71,514
Management fees	24,275	16,176	8,099
Incentive fee	5,100	29,469	(24,369)
Depreciation and amortization	46,625	2,947	43,678
Marketing, general and administrative	11,989	11,068	921
Provision for loan loss	50,089	6,648	43,441
Provision for taxes	47	1,301	(1,254)

Total expenses	$431,289	$193,880	$237,409

        Property operating expenses for the nine months ended September 30, 2008 were $95,379, entirely attributed to the American Financial acquisition rental property portfolio. This amount included ground rent and leasehold obligations, real estate and taxes, utilities, property and leasehold improvements, other property operating expenses and direct billable expenses

        Interest expense was $197,785 for the nine months ended September 30, 2008 compared to $126,271 for the nine months ended September 30, 2007. The increase of $71,514 is primarily attributed to $2.5 billion in additional debt incurred as a result of the American Financial acquisition. Interest expense associated with this additional debt was $80,208 for the nine months ended September 30, 2008.

        Management fees increased $8,099 for the nine months ended September 30, 2008 to $24,275 versus $16,176 for the same period in 2007 due primarily to an increase in our stockholder's equity as a result of additional issuances of common equity during the second half of 2007 and in April 2008 in connection with the American Financial acquisition. The remaining increase is attributable to the amount paid or payable to our Manager on investments in our three CDOs (only two of which was in place during the same period in 2007) in accordance with the CDO collateral management agreements, higher fees paid or payable to SL Green Operating Partnership, L.P. under our servicing and outsourcing agreements due to the increase in our investment balances, and an increase in fees paid to SL Green Operating Partnership, L.P. under our outsourcing agreement, which fees were increased in April 2008 to compensate for additional services provided as a result of the American Financial acquisition.

        We recorded an incentive fee expense of $5,100 during the nine months ended September 30, 2008 in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the amended and restated partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008, and provide that starting January 1, 2009, the incentive distribution can be paid, at our option, in cash or shares of our common stock. We recorded incentive fee expense of $29,469 for the nine months ended September 30, 2007, which reflects sharply higher FFO recognized during that period (largely related to the sale of One Madison Avenue) compared to comparable period in 2008.

        We recorded depreciation and amortization expenses of $46,625 for the nine months ended September 30, 2008, versus $2,947 for the nine months ended September 30, 2007. The increase of $43,678 is attributed primarily to the increase in size of our real estate investments as a result of the American Financial acquisition.

        Marketing, general and administrative expenses were $11,989 for the nine months ended September 30, 2008, versus $11,068 for the same period in 2007.

        Provision for loan losses was $50,089 for the nine months ended September 30, 2008, versus $6,648 for the nine months ended September 30, 2007. The provision was based upon an increase in non-performing loans and our review of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets, and a difficult operating environment. See Note 2 to our Consolidated Financial Statements-Revenue Recognition-Finance Investments.

        Provision for taxes was $47 for the nine months ended September 30, 2008, versus $1,301 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

        Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. Our principal sources of working capital and funds for additional investments primarily include: 1) cash flow from operations; 2) borrowings under our repurchase facility and credit facilities; 3) our CDOs; 4) other forms of financing or additional securitizations including CMBS or subsequent CDO offerings; 5) proceeds from common or preferred equity offerings; 6) issuances of trust preferred securities; 7) the proceeds from principal payments on our investment; and 8) the sale or syndication of certain of our debt investments or real estate investments. We believe these sources of financing will be sufficient to meet our short-term liquidity needs. Due to recent conditions in the capital and credit markets, we do not anticipate having the ability in the near-term to access equity or debt capital through the public markets or debt capital through new CDO issuances. Therefore, we will rely primarily on cash flows from operations, principal and interest payments on our investments, sales or syndications of loans, asset sales and, if available, other forms of secured or unsecured debt, or private equity, that may become available to us.

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

        In July 2008, a special committee of our Board of Directors was formed to consider whether the internalization of our Manager is in the best interests of our stockholders. The actions of the special committee resulted in the execution of the second amended and restated management agreement and other related agreements in October 2008. However, the special committee continues to explore the internalization of our Manager. If such internalization occurs, it potentially could require additional liquidity to the extent any of the consideration for the internalization consists of cash. We currently anticipate that any consideration would consist primarily, if not 100%, of equity consideration.

        Further, our short-term liquidity requirements could be affected by a potential change in our dividend policy. Our Board of Directors elected to not pay for the third quarter of 2008 the dividend to common stock, which for the second quarter of 2008 was $0.63 per share, and will revisit the Company's dividend policy at year-end. Based on current estimates of taxable income, the Company believes its cumulative distributions made to date in 2008 will satisfy the Company's tax requirements for the 2008 calendar year.

        Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Our inability to renew, replace or expand our sources of financing on substantially similar terms, may have an adverse effect on our business and results of operations. In addition, an event of default can be triggered under our repurchase facility and our credit facilities if, among other things, the management agreement with our Manager is terminated. Depending on market conditions, our debt financing will generally be in the range of 70% to 80% of the carrying value of our total assets. Any indebtedness we incur will likely be subject to continuing covenants which may or may not be more restrictive and we will likely be required to make continuing representations and warranties in connection with such debt. Our debt financing terms may require us to keep uninvested cash on hand, or to maintain a certain portion of our assets free of liens, each of which could serve to limit our borrowing ability. Moreover, our debt may be secured by our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on our liquidity and the value of our common stock. In addition, posting additional collateral to support our credit and repurchase facilities will reduce our liquidity and limit our ability to leverage our assets.

        To maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. However, we believe that our capital resources and access to financing, as noted above, should continue to provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new lending and investment opportunities.

        We rely on the credit and equity markets to finance and grow our business. During the second half of 2007 and the first three quarters of 2008, severe credit and liquidity issues in the sub-prime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including ours, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing up vacant space, and extending debt maturities.

        During the first nine months of 2008, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt have reach all-time highs, issuance levels of CMBS have ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. We believe that the continuing dislocation in the debt capital markets, coupled with a slowdown in the U.S. economy, has already reduced property valuations and will ultimately impact real estate fundamentals. These developments have impacted and may further impact the performance of our existing portfolio of assets. Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing and interest rate derivatives.

Cash Flows (Amounts in thousands, except share and per share data)

        Net cash provided by operating activities increased $38,995 to $121,290 for the nine months ended September 30, 2008 compared to cash provided of $82,295 for same period in 2007. Operating cash flow is generated primarily by net interest income from our Structured Finance segment and net rental income from our Real Estate segment. The increase in operating cash flow for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to a decrease in restricted cash of $31,146, an increase in depreciation of $33,327, an increase in provision for loan losses of $43,441 and a decrease in other assets of $19,816 net of a gain on the extinguishment of debt of $33,378 and a decrease in management and incentive fee payable of $22,670.

        Net cash used in investing activities for the nine months ended September 30, 2008 was $558,645 compared to net cash used in investing activities of $1,271,486 during the same period in 2007. The decrease in cash used in investing activities is primarily due to a significant decline in new investment originations (net of repayments and acquisitions of real estate investments) for the nine months ended September 30, 2008 as compared to the same period in 2007.

        Net cash provided by financing activities for the nine months ended September 30, 2008 was $239,424 as compared to $1,476,637 during the same period in 2007. In connection with the acquisition of American Financial on April 1, 2008, we received proceeds from acquisition financing of $1,114,743, offset by repayments on mortgage notes and credit facilities of 742,034. The decrease for the nine months ended 2008 as compared to the prior year is primarily attributable to a decrease of $111,205 in proceeds from the sale of preferred stock, a net decrease in proceeds/payments of repurchase facilities of $128,149, a decrease of $169,551 in restricted cash in our CDOs, an increase of dividends paid in 2008 of $117,498 (which was primarily due to the declaration of a $2.00 per common share special dividend in December 2007 paid in January 2008). In addition, we issued $1,043,572 in CDO bonds in 2007. There were no CDO bond issuances during the nine months ended September 30, 2008.

Capitalization (Amounts in thousands, except share and per share data)

        Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2008, 51,316,586 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

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

Common Stock (Amounts in thousands, except share and per share data)

        As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations. As of September 30, 2008, and December 31, 2007, 705,004 and 594,333 restricted shares had also been issued under our 2004 Equity Incentive Plan, or our Equity Incentive Plan. These shares have a vesting period of two to four years.

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

        Also as a result of the American Financial acquisition, an affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to a one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance. As of September 30, 2008, SL Green Operating Partnership, L.P. owned approximately 15.8% of the outstanding shares of our common stock.

Outperformance Plan (Amounts in thousands, except share and per share data)

        In June 2005, the Compensation Committee of the Board of Directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, all of whom are co-leased employees, were to share in a "performance pool" if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. We recorded the expense of the LTIP Units award in accordance with FASB Statement No. 123(R). Compensation expense of $308 and $926 and $383 and $1,150 was recorded for the three and nine months ended September 30, 2008 and 2007, respectively, related to the 2005 Outperformance Plan. Based on our total return to stockholders as of the May 31, 2008 measurement period conclusion date, we did not meet the minimum 30% return threshold.

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

        As of September 30, 2008, there were approximately 49,276 phantom stock units outstanding, of which 37,276 units were vested.

Market Capitalization (Amounts in thousands, except share and per share data)

        At September 30, 2008, our CDOs and borrowings under our Goldman repurchase facility, Wachovia credit facility and term loan, trust preferred securities, mortgage loans (including the Goldman Mortgage Loan, Senior Mezzanine Loan and Junior Mezzanine Loan and the proportionally consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive) and the KeyBank unsecured credit facility (excluding our share of joint venture debt), represented 93% of our consolidated market capitalization of $3.3 billion (based on a common stock price of $2.59 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2008). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness (Amounts in thousands, except share and per share data)

        The table below summarizes borrowings at September 30, 2008 and December 31, 2007, which currently include our Wachovia credit facility and term loan, Goldman repurchase facility, KeyBank unsecured credit facility, mortgage loans (including the Goldman Mortgage Loan, Senior Mezzanine Loan and Junior Mezzanine Loan and and the proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive), our CDOs and our junior subordinated debentures:

	September 30, 2008	December 31, 2007
Term loan, credit facility and repurchasing facility	$107,994	$200,197
Unsecured credit facility	172,301	—
Mortgage Loan and Mezzanine Loans	2,545,773	153,624
Collateralized debt obligations	2,662,955	2,735,145
Junior subordinated debentures	150,000	150,000

Total	$5,639,023	$3,238,966

Cost of debt	LIBOR+1.91%	LIBOR+0.81%

Term Loan, Credit Facility and Repurchase Facility (Amounts in thousands, except share and per share data)

        The repurchase facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility, was increased to $350,000 from $250,000 effective January 2005, and was subsequently increased to $500,000 effective April 2005. In June 2007, the facility was modified further by reducing the credit spreads. In July 2008, the original facility was terminated and a new facility was executed by subsidiaries of ours, with Wachovia to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving loan equal to $100,000 with a credit spread of 242.5 basis points (which will be increased to 267.5 basis points upon an extension of the maturity of the credit facility). The term of the credit facility is two years and the borrowers may extend the term for an additional twelve-month period if certain conditions are met. Advance rates for assets acquired pursuant to the credit facility vary from 50% to 80% of purchase price, depending on the type and structure of the asset. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require a pay down to the corresponding loan with respect to a reduction in an investment's market value. Wachovia's ability to mark an asset, however, is limited to situations where an asset's value has been affected by credit issues with respect to the related underlying property. Wachovia cannot mark an asset based on credit spreads or other criteria outside of property-level credit issues. We had no accrued interest and borrowings of $76,139 at a weighted average spread to LIBOR of 2.27% as of September 30, 2008, and no accrued interest and borrowings of $165,286 on the repurchase facility at a weighted average spread to LIBOR of 1.33% as of December 31, 2007. We have guaranteed a portion of our consolidated subsidiaries' obligations under this facility.

        We also have a repurchase facility with Goldman Sachs Mortgage Company, or Goldman. In October 2006 this facility was increased from $200,000 to $400,000 and its maturity date was extended until September 2009. In June 2007, the facility was modified further by reducing the credit spreads. In August 2008, the facility was amended to reduce the borrowing capacity to $200,000 and to provide for an extension of the maturity to December 2010, for a fee, provided that no event of default has occurred. The facility bears interest at spreads of 2.00% to 2.30% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 65% to 75% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. We had accrued interest of $120 and borrowings of $31,855 at a weighted average spread to LIBOR of 2.50% as of September 30, 2008, and accrued interest of $189 and borrowings of $34,911 at a weighted average spread to LIBOR of 1.07% under this facility at December 31, 2007. We have guaranteed a portion of this facility

Restrictive Covenants (Amounts in thousands, except share and per share data)

        The terms of each of our Wachovia credit facility and our Goldman repurchase facility (together with the related guarantees) includes covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $15,000, (c) require our fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require us to maintain minimum tangible net worth of not less than (i) $650,000 for the Wachovia credit facility and $400,000 for the Goldman repurchase facility, plus (ii) 75% of the net proceeds of our equity offerings completed subsequent to the date of the June 2007 amendments. The covenants also restrict us from making annual distributions to stockholders in excess of a maximum of 100% of our FFO (as defined therein) for the previous four quarters under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our repurchase facility if, among other things, GKK Manager LLC is terminated as our Manager. As of September 30, 2008 and December 31, 2007, we were in compliance with all such covenants.

        The Goldman repurchase facility and Wachovia credit facility require that borrowings under these facilities be paid down as principal payments on the loans and investments pledged to these facilities are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, subordinate interests in whole loans, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by us.

Unsecured Credit Facility (Amounts in thousands, except share and per share data)

        In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or Keybank, with an initial term of three years and a one-year extension option. The initial facility was supported by a negative pledge of an identified asset base (involving substitution rights) with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The facility bore interest at 1.90% over one-month LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over one-month LIBOR to the extent our leverage ratio is equal to or greater than 80%. In June 2007 the facility was increased to $175,000 and interest spreads on the facility were reduced. The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. We had accrued interest of $333 and borrowings of $172,301 as of September 30, 2008, and no accrued interest and borrowings under this facility at December 31, 2007.

        The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total consolidated indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.30, and (c) require us to maintain minimum tangible net worth of not less than $450,000 plus 75% of the net proceeds from equity offerings completed following the date of the June 2007 amendment. The covenants also restrict us from making annual distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT) for the previous four quarters, except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our Manager. As of September 30, 2008 and December 31, 2007, we were in compliance with all such covenants.

        In connection with the acquisition of American Financial on April 1, 2008, our indirect wholly-owned subsidiaries, First States Investors DB I L.P. (formerly known as First States Investors DB I LLC) and American Financial TRS, Inc., and certain of their direct or indirect subsidiaries, collectively, the DB Loan Borrowers entered into an amendment and restatement of an assumed American Financial credit facility, or the DB Loan Agreement with Deutsche Bank AG, Cayman Islands Branch, or Deutsche Bank, as agent for certain lenders. As part of the amendment and restatement of the DB Loan Agreement, the available amount under the DB Loan Agreement was reduced from $400,000 to $100,000, or the DB Loan. In addition, amounts were paid to reduce the outstanding borrowings under the former facility to $95,000. The DB Loan Agreement provided the DB Loan Borrowers with a one-year facility that matures on March 31, 2009, and permits, subject to certain conditions, a six month extension at the DB Loan Borrowers' option, subject to certain conditions. Advances made under the DB Loan Agreement bear interest at 3.00% plus the greater of (i) 3.50% or (ii) LIBOR. The DB Loan allows for prepayment in whole or in part on any payment date; provided, however, that, any such prepayment shall be accompanied by all accrued interest on the portion of the DB Loan being prepaid. In September 2008, two of our CDOs purchased the DB Loan from the lender and simultaneously amended the maturity date to be March 2011. The loan is eliminated in the consolidation of our CDOs. At the repurchase date, the DB Loan had an outstanding balance of approximately $88.5 million. We recorded costs related to the purchase of $0.8 million, which is recorded against other income.

        The obligations under the DB Loan now owned by two of our CDOs, are secured by equity pledges of the shares in certain DB Loan Borrowers and mortgages over the various properties owned by certain DB Loan Borrowers. The DB Loan is guaranteed by us. The DB Loan Agreement contains customary events of default, the occurrence of which could result in the acceleration of all amounts payable thereunder.

        The DB Loan requires us to establish and fund certain reserve accounts to be used for the payment of taxes and insurance, rollover and replacement expenses, payment of tenant improvements and leasing commissions and the funding of debt service shortfalls.

Mortgage Loans (Amounts in thousands, except share and per share data)

        Certain real estate assets are subject to mortgage liens. As of September 30, 2008, 728 of our real estate assets were encumbered with mortgages and Mezzanine Loans with a cumulative outstanding balance of $2,545,773. Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to "trap" portfolio cash flow until the required ratios are met on an ongoing basis. As of September 30, 2008, one of our mortgage loans was operating under a cash flow trap, which is not an event of default under the applicable loan agreement. The cash flow trap has been in effect since a date prior to the assumption of the loan by us as part of the American Financial acquisition.

Goldman Mortgage Loan (Amounts in thousands, except share and per share data)

        On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers entered into a mortgage loan agreement, the Goldman Mortgage Loan, with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp, and SL Green in connection with a mortgage loan in the amount of $250,000, or the Goldman Mortgage Loan, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Loan Borrowers and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 0.75% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR.

        The Goldman Mortgage Loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $700. In August 2008, $425 of this reserve was released to the Goldman Loan Borrowers, leaving a balance of $425 reserved with the lender as of September 30, 2008. The lenders may upon our request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        We have accrued interest of $757 and borrowings of $244,148 as of September 30, 2008.

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

        We have accrued interest of $800 as of September 30, 2008.

        Certain of our mortgage notes payable related to assets held for sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

Goldman Senior and Junior Mezzanine Loans (Amounts in thousands, except share and per share data)

        On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross- defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans by the lenders, the Junior Mezzanine Loan and the Senior Mezzanine Loan. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR and the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans.

        The Goldman Mezzanine Loan required, and the Senior Mezzanine Loan requires, an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $850. In August 2008, $425 of this reserve was released to the Mezzanine Borrowers, leaving a balance of $425 reserved with the lender as of September 30, 2008. The lender may upon our request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        We have accrued interest of $1,816 and borrowings of $598,063 as of September 30, 2008.

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

        During the three months ended September 30, 2008, we repurchased, at a discount, $9,000 of investment grade notes of the 2005 issuer and $12,000 of investment grade notes of the 2006 Issuer. During the nine months ended September 30, 2008, we repurchased, at a discount, $25,900 of investment grade notes of the 2005 Issuer, $24,000 of investment grade notes of the 2006 issuer, and $22,400 of investment grade notes of the 2007 Issuer. We recorded a net gain of $11,681 and $33,378 for the three and nine months ended September 30, 2008, respectively, in connection with the repurchase of notes of such Issuers.

Junior Subordinated Debentures (Amounts in thousands, except share and per share data)

        In May 2005, August 2005 and January 2006, we completed issuances of $50,000 each in unsecured trust preferred securities through three Delaware Statutory Trusts, or DSTs, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust III, or GCT III, that are also wholly-owned subsidiaries of our Operating Partnership. The securities issued in May 2005 bear interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bear interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter the rates will float based on the three-month LIBOR plus 300 basis points. The securities issued in January 2006 bear interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter the rate will float based on the three-month LIBOR plus 270 basis points.

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

Contractual Obligations (Amounts in thousands, except share and per share data)

        Combined aggregate principal maturities of our CDOs, Wachovia credit facility and term loan and Goldman repurchase facility, trust preferred securities, mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), unsecured credit facility, unfunded loan commitments and our obligations under our management agreement and operating lease as of September 30, 2008 are as follows:

	CDOs	Term Loan and Credit Facility and Repurchase Facility	Trust Preferred Securities	Mortgage and Mezzanine Loans(1)	Unsecured Credit Facility	Unfunded Loan(2) Commitments	Management Agreements(3)	Operating Lease	Total
2008	$—	$—	$—	$7,553	$—	$—	$5,125	$4,600	$17,278
2009	—	31,855	—	75,926	—	44,599	20,331	18,839	191,550
2010	—	76,139	—	879,925	172,301	37,525	—	18,548	1,184,438
2011	—	—	—	33,824	—	—	—	18,457	52,281
2012	—	—	—	80,256	—	—	—	18,156	98,412
Thereafter	2,662,955	—	150,000	1,445,681	—	—	—	170,980	4,429,616

Above/Below Market Interest				22,608					22,608

Total	$2,662,955	$107,994	$150,000	$2,545,773	$172,301	$82,124	$25,456	$249,580	$5,996,183

(1)
Certain of our real estate assets are subject to mortgage liens. As of September 30, 2008, 883 real estate assets were encumbered with 728 mortgages with a cumulative outstanding balance of approximately $2,254,000. As of September 30, 2008, the mortgages' balance ranged in amount from approximately $434 to $598,063 and had maturity dates ranging from 5 months to 15 years. As of September 30, 2008, 51 of the loans had fixed interest rates ranging 4.5% to 8.3% and 3 variable rate loans had rates of LIBOR +3.8.

(2)
Based on loan budgets and estimates.

(3)
Management fee is calculated as 1.50% of our gross stockholders equity (as defined in the management agreement), inclusive of the trust preferred securities issued on May 20, 2005, August 9, 2005 and January 27, 2006.

Leasing Agreements (Amounts in thousands, except share and per share data)

        Our properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and renewal options. As of September 30, 2008, we also leased bank branches and office buildings from third parties with expiration dates extending to the year 2085 and have various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

        Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of September 30, 2008 are as follows:

2008 (October 1–December 31)	$4,600
2009	18,839
2010	18,548
2011	18,457
2012	18,156
2013 and thereafter	170,980

Total	$249,580

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

        Our Board of Directors elected to not pay for the third quarter of 2008 a dividend on shares of our common stock, which for the second quarter of 2008 was $0.63 per share, and will revisit the Company's dividend policy at year-end. Based on current estimates of taxable income, the Company believes its cumulative distributions made to date in 2008 will satisfy the Company's tax requirements for the 2008 calendar year.

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

Related Party Transactions (Amounts in thousands, except share and per share data)

        In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007. The management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. We pay our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. We incurred expense to our Manager under this agreement of an aggregate of $5,978 and $15,934 and $3,271 and $9,047 for the three and nine months ended September 30, 2008 and 2007, respectively. In 2008, we and SL Green formed special committees comprised solely of independent directors to consider whether the internalization of the Manager and/or amendment to the management agreement would be in the best interest of each company and its respective stockholders. In October 2008, we entered into the second amended and restated management agreement with our manager which generally contains the same terms and conditions as the amended and restated management agreement, except for the following material changes: (1) reduces the annual base management fee to 1.50% of our gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by our manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements are to be remitted by our Manager to us.

        To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provide that starting January 1, 2009, the incentive distribution can be paid, at our option, in cash or shares of our common stock. We incurred $0 and $5,100 and $22,868 and $29,469 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2008 and 2007.

        We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between our Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsource agreement provides for an annual fee payable by us, which fee became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the three and nine months ended September 30, 2008 and 2007, we realized expense of $697 and $1,721 and $338 and $1,001, respectively, to our Manager under the outsource agreement. For the three and nine months ended September 30, 2008 and 2007, we realized expense of $1,350 and $4,022 and $1,041 and $2,700, respectively, to our Manager under the asset servicing agreement. In October 2008, each of the asset servicing agreement and outsource agreement was terminated, effective as of September 30, 2008.

        In connection with the closing of our first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Board of Directors has allocated to our Manager the subordinate collateral management fee paid on the CDO securities not held by us. In October 2008, pursuant to the second amended and restated management agreement, our manager has, commencing July 1, 2008, agreed to remit this amount to us. At September 30, 2008 and December 31, 2007 we owned all of the non-investment grade bonds, preferred equity and equity in both CDOs. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the three and nine months ended September 30, 2008 and 2007, we realized expense of $0 and $1,024 and $518 and $1,760, respectively, to our Manager under such collateral management agreement.

        Except for the 2005 CDO, fees payable in connection with CDOs or other securitization vehicles are governed by the management agreement. Pursuant to that agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, our Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with us or our manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or our manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees were paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to us. In October 2008, pursuant to the second amended and restated management agreement, our Manager has, commencing July 1, 2008, agreed to remit this amount to us. For the three and nine months ended September 30, 2008 and 2007, we realized expense of $0 and $1,142 and $577 and $1,713, respectively, to our Manager under this agreement. With respect to the CDO which closed in August, 2007, we realized expense to our Manager of $0 and $432 and $178 and $178 for the three and nine months ended September 30, 2008 and 2007, respectively.

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

        Commencing in May 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,000 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year 10. The Company leases an additional 3,215 square feet on a month-to-month basis for approximately $161 per annum. For the three and nine months ended September 30, 2008 and 2007, rent expense under this lease was $118 and $247 and $63 and $188 under this lease, respectively.

        In July 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. We have determined that the yield on our mezzanine loan after giving effect to the interest-only participation retained by the seller is at market. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of September 30, 2008 and December 31, 2007, the loan has a book value of $39,577 and $39,711, respectively.

        In February 2006, we closed on the purchase of a $90,000 whole loan, which bears interest at three-month LIBOR plus 2.15%, to a joint venture in which SL Green is an equity holder. The loan is secured by 55 Corporate Drive in Bridgewater, New Jersey. The loan was repaid in full in June 2006 with the proceeds from new mortgage financing obtained in connection with the sale of the property, 49.75% of which is now owned by us through a TIC structure, as discussed below.

        In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,567 and $90,389 as of September 30, 2008 and December 31, 2007, respectively.

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

        In December 2006, we acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan. As of September 30, 2008 and December 31, 2007, the loan has a book value of $115,478 and $108,034, respectively.

        In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of September 30, 2008 and December 31, 2007, our interest in the whole loan had a carrying value of $66,158 and $65,033, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

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

        In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of September 30, 2008 and December 31, 2007, the investment had a carrying value of $24,881 and $20,390, respectively. We recorded our pro rata share of net income of $1,237 and $3,991 and $773 and $1,871 for the three and nine months ended September 30, 2008 and 2007, respectively.

        In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of September 30, 2008 and December 31, 2007, the investment had a carrying value of $34,866 and $28,332, respectively. We recorded our pro rata share of net income of $1,476 and $4,815 and $946 and $946 for the three and nine months ended September 30, 2008 and 2007, respectively.

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

        In August 2007, we closed on the purchase from a financial institution of a $12,500 mezzanine loan on a substantially complete residential condominium project in the upper east side of Manhattan. The investment bears interest at the current pay rate of 11% over LIBOR, and a 19% look-back internal rate of return at maturity. At closing, an affiliate of SL Green simultaneously acquired a $12,500 pari-passu interest in the same tranche of the capital structure. The loan was retired in August 2008.

        In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter we, along with SL Green, sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of its interest in the loan back to SL Green. As of September 30, 2008 and December 31, 2007, the loan has a book value of $12,792 and $11,917, respectively. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of September 30, 2008 and December 31, 2007, the loan has a book value of $26,882 and $26,776, respectively.

        In September 2007, our Manager earned a $1,000 collateral selection fee payable by Nomura International plc. We purchased $18,000 of par bonds of the same securities to which the collateral selection fee was related and was earned. As part of the closing on the securities purchased, we collected and immediately remitted the fee due to our Manager.

        In November 2007, we acquired from a syndicate comprised of financial institutions a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%. As of September 30, 2008 and December 31, 2007, the loan has a book value of $22,279 and $22,238, respectively.

        In December 2007, we acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter we participated 50% of our interest in the loan to an affiliate of SL Green. The investment, which is secured by a retail property in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. As of September 30, 2008 and December 31, 2007, the loan has a book value of $24,234 and $23,141, respectively.

        In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of September 30, 2008 and December 31, 2007, the loan has a book value of $45,626 and $44,739, respectively.

        In connection with the closing of the acquisition of American Financial, the Company, as part of a larger financing, received financing of $50,000 from SL Green, which is described more fully in Note 9. An affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to a one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance.

        In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of September 30, 2008, the loan has a book value of $9,362.

        In September 2008, we closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower's interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of September 30, 2008, the loan has a book value of $29,910.

        Bright Star Couriers LLC, or Bright Star, provides messenger services to us. Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman. The aggregate amount of fees paid by us for such services for each of the three and nine months ended September 30, 2008 and 2007, was less than $1.

Funds from Operations

        We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO for the calculation of the incentive fee payable to the holders of Class B limited partner interests in our Operating Partnership and as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP, inclusive of the impact of straight line rents), excluding gains (or losses) from items which are not a recurring part of our business, such as sales of properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider gains and losses on the sales of debt investments to be a normal part of our recurring operations and therefore include such gains and losses when arriving at FFO. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

        FFO for the three and nine months ended September 30, 2008 and 2007 are as follows (amounts in thousands, except share and per share data):

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Net income available to common stockholders	$7,323	$94,814	$40,518	$131,828
Add:
Depreciation and amortization	25,677	3,149	55,988	8,742
FFO adjustment for unconsolidated joint ventures	104	753	469	4,647
Less:
Gain in sale of unconsolidated joint venture interest	—	(92,235)	—	(92,235)
Incentive fee attributable to gain from sale of unconsolidated joint venture interest	—	18,994	—	18,994
Non real estate depreciation and amortization	(2,489)	(2,538)	(9,402)	(6,966)

Funds from operations	$30,615	$22,937	$87,573	$65,009

Funds from operations per share-basic	$0.60	$0.87	$1.92	$2.49

Funds from operations per share-diluted	$0.60	$0.83	$1.91	$2.36

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

  •
  the cost and availability of our debt and equity, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, covenant compliance, our business prospects and outlook and general market conditions;

  •
  the availability, terms and deployment of short-term and long-term capital;

  •
  availability of, and ability to retain, qualified personnel;

  •
  GKK Manager LLC remaining as our manager;

  •
  our ability to effectively internalize the management function of our business and operate as an internally managed company;

  •
  availability of investment opportunities on real estate assets and real estate-related and other securities;

  •
  The resolution of our non-performing and subperforming assets;

  •
  Our ability to comply with financial covenants in our debt instruments, but specifically in our Wachovia Credit Facility, Goldman Repurchase Facility, Keybank Unsecured Credit Facility and our CDOs;

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

  •
  certain factors relating to our acquisition of American Financial including, but not limited to, the ability to integrate American Financial's business and to achieve expected synergies, operating efficiencies and other benefits, or within expected cost projections, and to preserve the goodwill of the acquired business, and the amount of expenses and other liabilities incurred or accrued in connection with closing of the merger; and

  •
  other factors discussed under Item IA Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of our Quarterly Report Form 10-Q for the period ended June 30, 2008 and this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

        In February 2007, the FASB issued Statement No. 159, or SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other item, at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. We did not elect FAS No. 159 for any of our financial assets and financial liabilities as of September 30, 2008.

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

        In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 provides a one-year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by us, as it applies to our financial instruments, effective January 1, 2008. The adoption of SFAS No. 157 as it relates to financial instruments did not have a significant impact on our Consolidated Financial Statements. We will adopt the provisions of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities effective January 1, 2009, and we are currently evaluating the effect, if any, that this pronouncement will have on our future financial position and results of operations.

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

        In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active ("FSP 157-3"), which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The guidance provided by FSP 157-3 is consistent with our approach to valuing financial assets for which there are no active markets.

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

        During 2007 and continuing in the first three quarters of 2008, the global capital markets experienced unprecedented volatility, resulting in dramatic changes in credit spreads, prices of financial assets, liquidity and the availability and cost of debt and equity capital. The impact has been most severe in the single-family residential real estate mortgage markets in the United States, but has also affected the commercial real estate debt markets in which we invest. In particular, subsequent to the issuance of our third CDO in August 2007, the commercial real estate securitization markets have experienced severe declines in transaction activity, reductions in short-term and long-term liquidity, and widening credit spreads. We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our growing portfolio of commercial loans and CMBS investment portfolio. Overall, this environment has led to increased costs, reduced availability of efficient debt capital and reduced production volumes for us. Currently, the new issue market for structured finance transactions including commercial real estate CDOs is dormant. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. These conditions have also adversely impacted the ability of commercial property owners to service their debt and refinance their loans as they mature and for our tenants to service their leases.

        We believe our businesses will ultimately benefit in the long run, from a market environment where assets are priced and structured more conservatively. In addition, our acquisition of American Financial will combine the existing operating platforms of American Financial with our own to create an integrated commercial real estate finance and operating company, and will transform us from primarily a specialty finance company into a diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments.

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

        Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Furthermore, since some of our available financing provides for an ability of the lender to mark-to-market our assets and make margin calls based on a change in the value of assets pledged to secure this financing, funding fixed rate assets with this debt creates the risk that an increase in fixed rate benchmarks (such as "swap" yields) would decrease the value of our fixed rate assets. To hedge against this risk, we have entered into certain swap transactions in anticipation of drawing upon our mark-to-market debt. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because Gramercy Finance generates income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income will generally increase if LIBOR increases and decreases if LIBOR decreases, but this may not always be true in the future. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the three and nine months ended September 30, 2008 would have increased our interest cost by approximately $26,372 offset by an increase in our investment income of approximately $15,464.

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

        The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments and CMBS investments as of September 30, 2008 and December 31, 2007, including loans held for sales, were as follows (dollars in thousands):

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR(2)
	2008	2007	2008	2007	2008	2007	2008	2007
Whole loans, floating rate	$1,245,982	$1,594,338	55.9%	60.5%	—	—	372 bps	332 bps
Whole loans, fixed rate	164,618	204,192	7.4%	7.7%	7.10%	7.79%	—	—
Subordinate interests in whole loans, floating rate	101,179	146,901	4.5%	5.6%	—	—	401 bps	447 bps
Subordinate interests in whole loans, fixed rate	62,832	61,890	2.8%	2.3%	9.26%	8.78%	—	—
Mezzanine loans, floating rate	432,117	413,813	19.4%	15.7%	—	—	670 bps	607 bps
Mezzanine loans, fixed rate	212,052	203,753	9.5%	7.7%	9.49%	8.91%	—	—
Preferred equity, fixed rate	11,990	11,858	0.5%	0.5%	10.22%	10.09%	—	—

Subtotal/ Weighted average	2,230,770	2,636,745	100.0%	100.0%	8.61%	8.45%	446 bps	395 bps

CMBS, floating rate	69,460	23,817	8.1%	3.0%	—	—	687 bps	593 bps
CMBS, fixed rate	787,942	768,166	91.9%	97.0%	6.22%	6.13%	—	—

Subtotal/ Weighted average	857,402	791,983	100.0%	100.0%	6.22%	6.13%	687 bps	593 bps

Total	$3,088,172	$3,428,728	100.0%	100.0%	7.09%	7.02%	455 bps	397 bps

(1)
Loans and other lending investments and CMBS investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales and unfunded commitments, and includes Non-Performing loans classified as Whole Loans—Floating Rate with a carrying value of $100,054 with an effective spread of 500 basis points, Non-Performing loans classified as Whole Loans—Fixed Rate of with a carrying value of $69,755 with an effective yield of 7.67%, and Non-Performing loans classified as Subordinate—Floating Rate with a carrying value of $18,900 with an effective spread of 311 basis points.

(2)
Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

        As of September 30, 2008, the Company's loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2008 (October 1–December 31)	7	$232,009	10.4%
2009	38	1,208,962	54.2%
2010	13	390,473	17.5%
2011	2	30,890	1.4%
2012	2	63,086	2.8%
Thereafter	10	305,350	13.7%

Total	72	$2,230,770	100%

Weighted average maturity(1)		1.9 years

(1)
The calculation of weighted average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

        Combined aggregate principal maturities of our consolidated CDOs, Goldman repurchase facility, Wachovia credit facility and term loan trust preferred securities, mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans and the proportionately consolidated mortgage note payable related to our TIC interest in 55 Corporate Drive), and the KeyBank credit facility as of September 30, 2008 are as follows (dollars in thousands):

	CDOs	Wachovia Credit Facility and Goldman Repurchase Facility	Trust Preferred Securities	Mortgage and Mezzanine Loans	KeyBank Credit Facility	Total
2008 (October 1–December 31)	$—	$—	$—	$7,553	$—	$7,553
2009	—	31.855	—	75,926	—	107,781
2010	—	76,139	—	879,925	172,301	1,128,365
2011	—	—	—	33,824	—	33,824
2012	—	—	—	80,256	—	80,256
Thereafter	2,662,955	—	150,000	1,468,289,	—	4,257,295

Total	$2,662,955	$107,994	$150,000	$2,545,773	$172,301	$5,639,023

        The following table summarizes the notional and fair value of the Company's derivative financial instruments at September 30, 2008. The notional value is an indication of the extent of the Company's involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$3,465	4.280%	7/2005	12/2009	$(44)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(90)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	7/2015	(392)
Interest Rate Swap	3 month LIBOR	12,000	3.063%	1/2008	7/2010	43
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(517)
Interest Rate Swap	3 month LIBOR	2,000	3.073%	1/2008	7/2010	7
Interest Rate Swap	3 month LIBOR	347,908	5.408%	8/2007	5/2017	(22,278)
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	(54,579)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	(3,114)
Interest Rate Swap	3 month LIBOR	24,143	5.114%	2/2008	1/2017	(1,501)
Interest Rate Swap	3 month LIBOR	16,412	5.203%	2/2008	5/2017	(1,103)
Interest Rate Swap	3 month LIBOR	4,700	3.170%	4/2008	4/2012	57
Interest Rate Cap	1 month LIBOR	250,000	5.250%	4/2008	3/2010	128
Interest Rate Cap	1 month LIBOR	600,000	5.250%	8/2008	3/2010	308
Interest Rate Cap	1 month LIBOR	9,375	4.260%	8/2008	1/2015	(206)

Total		$2,042,277				$(83,281)

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

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer and our former Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

 PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 1A.    RISK FACTORS

        Other than the risk factors set forth herein, there have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item A of our Quarterly Report on Form 10-Q for the period ended June 30, 2008. As used in this Item 1A., unless the context otherwise requires, the terms "we," "us," "our" and "our company" refer to all entities owned or controlled by Gramercy Capital Corp., including GKK Capital LP, its operating partnership, and American Financial.

There are conflicts of interest in our relationship with our Manager, which could result in decisions that are not in the best interest of holders of our securities.

        We are subject to potential conflicts of interest arising out of our relationship with SL Green and our Manager. Two of SL Green's executive officers are also directors of our company and each of our executive officers also serve as officers of our Manager. As a result, the management agreement was not negotiated at arm's-length and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

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

        We pay our Manager substantial base management fees regardless of the performance of our portfolio. SL Green, our Manager and certain other parties, including certain of our officers and directors, also own Class B limited partner interests in our operating partnership, which entitles them to receive (except for the period July 1, 2009 through December 31, 2009) quarterly distributions based on financial performance. In evaluating investments and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

        Termination of or failure to renew the management agreement without cause requires us to pay a termination fee and redeem the Class B limited partner interests. If the management agreement is terminated or not renewed other than for cause, we will be required to pay a termination fee equal to the management fee earned by our Manager during the 12-month period immediately preceding the effective date of the termination, unless we become self-managed, in which event no termination fee shall be due and payable to our Manager. We are also required to redeem the Class B limited partner interests upon termination of the management agreement. These provisions may increase the effective cost to us of terminating or failing to renew the management agreement, thereby adversely affecting our ability to terminate or not renew the management agreement without cause.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us.

        In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or the EESA, was recently enacted. The EESA provides the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. In addition, the U.S. Secretary of Treasury has the authority to establish a program to guarantee, upon request from a financial institution, the timely payment of principal and interest on these financial assets.

        These can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or the TARP does not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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
10.1
Credit Agreement, dated as of July 22, 2008, by and among Gramercy Warehouse Funding I LLC and GKK Trading Warehouse I LLC, as borrowers, Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp., as guarantors, and Wachovia Bank, National Association, as administrative agent, and Wachovia Capital Markets, LLC, as the sole lead arranger and sole book-runner (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on July 28, 2008).
10.2
Guarantee Agreement, dated as of July 22, 2008, by and among Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp., as guarantors, and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on July 28, 2008).
10.3
Amendment to Loan Agreement, dated as of August 22, 2008, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and certain subsidiaries of Gramercy Capital Corp., as borrower (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on August 28, 2008).
10.4
Amended and Restated Senior Mezzanine Loan Agreement, dated as of August 22, 2008, among Goldman Sachs Mortgage Company and Citicorp North America, Inc., collectively, as lender, and American Financial Realty Trust, First States Group, L.P., GKK Stars Acquisition LLC, First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as borrower (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on August 28, 2008).

Exhibit No.	Description
10.5	Junior Mezzanine Loan Agreement, dated as of August 22, 2008, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and GKK Stars Junior Mezz 2 LLC, as borrower (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on August 28, 2008).
10.6
Omnibus Amendment to Second Amended and Restated Master Repurchase Agreement, dated as of August 29, 2008, among Goldman Sachs Mortgage Company, Gramercy Warehouse Funding II LLC, GKK Trading Warehouse II LLC, Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on September 5, 2008).
10.7
Omnibus Amendment to Second Amended and Restated Master Repurchase Agreement, dated as of August 29, 2008, among Goldman Sachs Mortgage Company, Gramercy Warehouse Funding II LLC, GKK Trading Warehouse II LLC, Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on September 5, 2008).
10.8
Second Amended and Restated Management Agreement, dated as of October 27, 2008, by and among Gramercy Capital Corp., GKK Capital LP and GKK Manager LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on October 31, 2008).
10.9
Services Agreement, dated as of October 27, 2008, by and among GKK Capital LP, Gramercy Capital Corp., SL Green Operating Partnership, L.P. and SL Green Realty Corp. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on October 31, 2008).
10.10
Letter Agreement, dated as of October 27, 2008, by and among Gramercy Capital Corp., GKK Capital LP, SL Green Operating Partnership, L.P., the individual limited partners of GKK Capital LP party thereto and GKK Manager LLC (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on October 31, 2008).
10.11
Termination of Amended and Restated Asset Servicing Agreement, dated as of October 27, 2008, by and between GKK Manager LLC and SLG Gramercy Services LLC, and acknowledged and agreed to by Gramercy Capital Corp. (incorporated by reference to Exhibit 10.4 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on October 31, 2008).
10.12
Termination of Amended and Restated Outsource Agreement, dated as of October 27, 2008, by and between GKK Manager LLC and SL Green Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on October 31, 2008).
10.13
Severance Agreement, dated as of October 27, 2008, by and between Gramercy Capital Corp. and Roger M. Cozzi (incorporated by reference to Exhibit 10.6 of the Company's Form 8-K (No. 001-32248) which was filed with the SEC on October 31, 2008).
10.14	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of October 27, 2008, filed herewith.
10.15	Amended and Restated 2004 Equity Incentive Plan, filed herewith.

Exhibit No.	Description
10.16	First Amendment to Amended and Restated 2004 Equity Incentive Plan, filed herewith.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAMERCY CAPITAL CORP.
By:	/s/ JOHN B. ROCHE John B. Roche Chief Financial Officer

Date: November 10, 2008

QuickLinks

GRAMERCY CAPITAL CORP. INDEX
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 1. Financial Statements
Gramercy Capital Corp. Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)
Gramercy Capital Corp. Condensed Consolidated Statements of Income (Unaudited, amounts in thousands, except per share data)
Gramercy Capital Corp. Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income (Unaudited, amounts in thousands)
Gramercy Capital Corp. Condensed Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
Gramercy Capital Corp. Notes To Condensed Consolidated Financial Statements (Unaudited, amounts in thousands, except share and per share data) September 30, 2008
Gramercy Capital Corp. Notes To Condensed Consolidated Financial Statements (Unaudited, amounts in thousands, except share and per share data) September 30, 2008
  ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in thousands, except for share and per share data)
  ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
  ITEM 4. Controls and Procedures
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES