Form 10-K
period 2008-12-31
GRAMERCY CAPITAL CORP
filed 2009-03-16
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of March 16, 2009, there were 49,920,469 shares of the Registrant's common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant (43,175,924 shares) at June 30, 2008, was $500,408,959. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange, which was $11.59 per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for its 2009 Annual Stockholders' Meeting expected to be filed within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRAMERCY CAPITAL CORP.
FORM 10-K

10-K PART AND ITEM NO.

i

PART I

ITEM 1.    BUSINESS

General

        Gramercy Capital Corp. is an integrated commercial real estate finance and property investment company. On April 1, 2008, we completed the acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financial's secured debt. The acquisition transformed our company from a pure specialty finance company into a diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments. Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Our property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are for the most part deposit taking commercial banks, thrifts and credit unions, which we generally refer to as "banks." Our portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wachovia Bank, National Association (now owned by Wells Fargo & Company, or Wells Fargo), or Wachovia Bank, Regions Financial Corporation, or Regions Financial, and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of us through which our commercial real estate finance and property investment businesses are conducted.

        We were formed in April 2004 as a Maryland corporation and we completed our initial public offering in August 2004. Substantially all of our operations are conducted through GKK Capital LP, a Delaware limited partnership, or our Operating Partnership. We, as the sole general partner of and currently the holder of 100% of the common Class A limited partner units of our Operating Partnership, have responsibility and discretion in the management and control of our Operating Partnership, and the limited partners of our Operating Partnership, in such capacity, have no authority to transact business for, or participate in the management activities of, our Operating Partnership. Accordingly, we consolidate the accounts of our Operating Partnership.

        We are externally managed and advised by GKK Manager LLC, or our Manager, a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green. At December 31, 2008, SL Green also owned approximately 12.5% of the outstanding shares of our common stock.

        At December 31, 2008, we owned approximately 28.0 million net rentable square feet of commercial real estate in 37 states and the District of Columbia with an aggregate book value of approximately $4.0 billion, in addition to $2.2 billion of loan investments, $870.0 million of commercial mortgage real estate securities investments, or CMBS, and $722.3 million in other assets. As of December 31, 2008, approximately 51.3% of the Company's assets were comprised of commercial property, 28.3% of debt investments, 11.1% of commercial mortgage real estate securities and 9.3% of other assets.

        Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2008, we had approximately 71 employees involved primarily with respect to property management. Our executive officers are all employed by our Manager. We can be contacted at (212) 297-1000. We maintain a website at www.gramercycapitalcorp.com. On our website, you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. You can also read and copy materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

        Unless the context requires otherwise, all references to "Gramercy," "the Company," "we," "our," and "us" in this annual report mean Gramercy Capital Corp., a Maryland corporation, and one or more of its subsidiaries, including our Operating Partnership.

Current Market Conditions

        During 2008 and to date in 2009, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt investments have reach all-time highs, issuance levels of CMBS have ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. We believe that the continuing dislocation in the debt capital markets, coupled with an economic recession in the U.S., has reduced property valuations and has adversely impacted commercial real estate fundamentals. These developments can impact and have impacted the performance of our existing portfolio of financial and real property assets. Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing, rental payments on the majority of our owned properties, and interest rate derivatives. We expect the general unavailability of credit to continue at least through 2009 and perhaps longer. However, we believe that in the longer term, liquidity and reasonably priced financing could return to the commercial real estate finance markets.

        It is difficult to predict when conditions in our business will improve. We expect that the adverse circumstances and trends in our business and securities will continue through at least the remainder of 2009, and will begin to improve thereafter only as the credit markets and overall economy improve. Continued disruption in the global credit markets or further deterioration in those markets may have a material adverse effect on our ability to repay or refinance our borrowings and our ability to grow and operate our business.

        We have responded to these difficult conditions by decreasing investment activity when we observed deteriorating market conditions, increasing our liquidity and extending debt maturities. In addition, our board of directors elected to not pay for the third and fourth quarters of 2008 a dividend on our common stock, which for the second quarter of 2008 was $0.63 per share. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share for the fourth quarter. The preferred stock dividend has been accrued for as of December 31, 2008. In January 2009, we exchanged our $150 million of trust preferred securities for a new $150 million junior subordinated debenture. As part of such transaction, we agreed that we will not make any distributions on, or repurchases of, our common stock or preferred stock for all of 2009, other than as may be required to maintain our REIT status. Our board of directors will revisit our dividend policy in 2010. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements.

        In response to these market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA was enacted into law. The EESA authorized the U.S. Secretary of Treasury to create a Troubled Asset Relief Program, or TARP, to, among other things, purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008. The ESSA also provides for a program that would allow companies to insure their troubled assets. The U.S. Treasury has announced the establishment of the following programs under TARP: the Capital Purchase Program, the Targeted Investment Program, the Systemically Failing Institutions Program, the Asset Guarantee Program, the Auto Industry Financing Program and the Homeowner Affordability and Stability Plan, which is partially financed by TARP. In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. ARRA also imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients.

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

        All of our term CDO liabilities are in their reinvestment periods which means when the underlying assets repay we are able to reinvest the proceeds (assuming we are in compliance in our CDOs with certain financial covenants) in new assets without having to repay the liabilities. Because credit spreads are currently much wider than when we issued these liabilities, we currently expect to earn a higher return on equity on capital redeployed in this market. Approximately $1.3 billion, or 60.8%, of our loans have their maturity dates in 2009. However, many of these loans contain extension options of at least six months (many subject to performance criteria) and we expect that substantially all loans that qualify will be extended, so it is difficult to estimate how much capital from initial maturities or early pre-payments may be recycled into higher earning investments.

        We believe that in the longer term, liquidity and reasonably priced financing could return to the commercial real estate finance markets but that in the near term, new financing sources must be developed in order to attractively fund working capital, debt service and incremental new investment activity to service and refinance debt and to fund operations. We believe these sources could include term loans from financial institutions and life companies, more restrictive commercial real estate finance structures which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets.

        The recent credit crisis has put many borrowers and financial institutions, including many of our borrowers and tenants, under increasing amounts of financial and capital distress. This has led to an increased incidence of defaults under loans and leases and could lead to increased vacancy rates in office properties servicing these institutions. For the years ended December 31, 2008, 2007 and 2006, we recorded a gross provision for loan losses of $97.9 million, $9.4 million and $1.4 million, respectively.

Corporate Structure

        Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole general partner and sole owner of the Class A limited partner interests of our Operating Partnership. At December 31, 2008, all of the Class B limited partner interests were owned by SL Green Operating Partnership, L.P. To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). In December 2008, we entered into a letter agreement with our Manager and SL Green pursuant to which our Manager agreed to pay $2.75 million in cash and SL Green transferred 1.9 million shares of our common stock to us, in full satisfaction of all potential obligations that the holder of the Class B limited partner interests may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The cash payment of $2.75 million was recorded as a reduction in incentive fee expense.

        As of December 31, 2008, all of the interests in our Manager were held by SL Green Operating Partnership, L.P. We pay to our Manager a base management fee equal to one and one-half of one percent (1.50%) of our gross stockholders' equity (as defined in the management agreement with our Manager, which was amended and restated in October 2008) inclusive of the trust preferred securities issued in May 2005, August 2005 and January 2006. We were obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between our Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between our Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The outsource agreement provided for an annual fee payable by us, which was $2.8 million per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the years ended December 31, 2008, 2007 and 2006 we realized expense of $1.7 million, $1.3 million and $1.3 million, respectively, to our Manager under the outsource agreement. For the years ended December 31, 2008, 2007 and 2006, we realized expense of $4.0 million, $3.6 million and $2.3 million, respectively, to our Manager under the asset servicing agreement. In October 2008, each of the asset servicing agreement and outsource agreement was terminated, effective as of September 30, 2008. Effective as of October 2008, we are obligated to reimburse our Manager for its costs incurred under a special servicing agreement between our Manager and an affiliate of SL Green. Pursuant to that agreement, the SL Green affiliate acts as the rated special servicer to our CDOs for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it.

        On October 27, 2008, we entered into a services agreement, or the Services Agreement, with SL Green and SL Green Operating Partnership, L.P. pursuant to which SL Green will provide consulting and other services to us. SL Green will make Marc Holliday, Andrew Mathias and David Schonbraun available in connection with the provision of the services until the earliest of (i) September 30, 2009, (ii) the termination of the management agreement or (iii) with respect to a particular executive, the termination of any such executive's employment with SL Green. In consideration for the consulting services, we will pay a fee to SL Green of $200,000 per month, payable, at our option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of our common stock trade, shares of our common stock. SL Green will also provide us with certain other services described in the Services Agreement for a fee of $100,000 per month in cash and for a period terminating at the earlier of (i) three months after the date of the Services Agreement, subject to a one-time 30-day extension, or (ii) the termination of the management agreement. By a separate agreement and for a separate fee, SL Green has agreed to perform special servicer activities for us through one of its rated special servicing affiliates.

Collateral Management Arrangements

        Our CDOs were closed in July 2005, August 2006 and August 2007. The CDO that closed in 2005 was issued through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. The CDO that closed in 2006 was also issued through two indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO that closed in 2007 was also issued through two indirect subsidiaries, Gramercy Real Estate CDO 2007-1 LTD., or the 2007 Issuer, and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer. The 2005 Issuer, 2006 Issuer, 2007 Issuer, 2005 Co-Issuer, 2006 Co-Issuer, and 2007 Co-Issuer are subsidiaries of our private REITs, Gramercy Investment Trust and Gramercy Investment Trust II. Our Operating Partnership holds all shares of common stock and controls all of the management and operations of the private REITs. At December 31, 2008, the private REITs and all subsidiaries of the private REITs were consolidated into our financial results.

        In connection with the closing of our first CDO in July 2005, the 2005 Issuer entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, our board of directors had allocated to our Manager the subordinate collateral management fee paid on securities issued by the CDO but not held by us. In October 2008, our Manager agreed to remit this amount to us for any period from and after July 1, 2008. At December 31, 2008 and December 31, 2007, we owned all of the non-investment grade bonds, preferred equity and equity in each of our three CDOs. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the years ended December 31, 2008, 2007 and 2006, we realized expense of approximately $1.0 million, $2.1 million and $2.1 million respectively, to our Manager under such collateral management agreement.

        Except for the 2005 CDO, fees payable in connection with CDOs or other securitization vehicles are governed by the amended and restated management agreement. Pursuant to that agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, our Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with the Company or our Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with us or our Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to us. In October 2008, pursuant to the second amended and restated management agreement, our Manager has, commencing July 1, 2008, agreed to remit this amount to us. For the year ended December 31, 2008, 2007 and 2006 we realized expense of approximately $1.1 million, $2.3 million and $0.8 million, respectively, to our Manager under this agreement related to the 2006 CDO. With respect to the CDO which closed in August, 2007, we realized expense of approximately $0.4 million and $0.3 million for the year ended December 31, 2008 and 2007, respectively, to our Manager.

        We utilize a special servicer, which in some instances may be our Manager or may be the rated special servicer affiliate of SL Green, to manage, modify and resolve loans and other investments that fail to perform under the terms of the loan agreement, note, indenture, or other governing documents. We will typically negotiate for the right to appoint a special servicer as part of the origination or purchase of an investment. Special servicers are most frequently employed in connection with whole loans, subordinate interests in whole loans and CMBS. The rights of the special servicer are typically subject to a servicing standard that requires the special servicer to pursue remedies that maximize the recovery of investment principal, including, among other things, the right to foreclose upon the loan collateral after an event of default and acceleration of the debt.

        Our rights, including foreclosure rights we hold, are found in the agreements among the lenders or holders of notes, such as intercreditor or participation agreements. Where we hold unilateral foreclosure rights, those rights generally become exercisable upon the occurrence of an event of default, such as nonpayment of the debt. In certain circumstances we may lose our foreclosure rights. For example, where the appraised value of the collateral for the debt falls below agreed levels relative to the total outstanding debt, we may lose our foreclosure rights, which are then exercisable by the holder of more senior debt. Generally, we do not expect SL Green or its affiliates to hold these types of senior debt where we hold a more junior instrument. If we were to lose our foreclosure rights, the Investment Company Act of 1940, as amended, or the Investment Company Act, status of the particular investment could change.

Business and Strategy

Commercial Real Estate Finance

        Our commercial real estate finance business operates under the name Gramercy Finance. We invest in a diversified portfolio of real estate loans, including whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, CMBS, and preferred equity involving commercial properties throughout the United States. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken. Due to current market conditions, we are engaged in a relatively small amount of new investment activity. We have focused most of our attention on the asset management of our portfolio of debt and CMBS investments.

        We generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities. We leverage our investments to enhance returns to stockholders equity. We have historically financed, or may finance in the future, assets through a variety of techniques, including repurchase agreements, secured and unsecured credit facilities, CDOs, unsecured junior subordinated corporate debt, issuances of CMBS, and other structured financings. In addition, we match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating rate assets are financed with floating rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allows us to reduce the impact of changing interest rates on our cash flow and earnings. We actively manage our positions, using our credit, structuring and asset management skills to enhance returns.

        We attempt to actively manage and maintain the credit quality of our portfolio by using our management team's expertise in structuring and repositioning investments to improve the quality and yield on managed investments. When investing in higher leverage transactions, we use guidelines and standards developed and employed by senior management of our Manager, including the underwriting of collateral performance and valuation, a review of the creditworthiness of the equity investors, additional forms of collateral and strategies to effect repayment. If defaults occur, we employ our asset management skills to mitigate the severity of any losses and seek to optimize the recovery from assets in the event that we foreclose upon them. SL Green has the right to purchase properties in metropolitan New York and Washington, D.C. that we acquire in foreclosure. In other geographic markets, we often use long-standing relationships of senior management with local operators or investors to enhance our ability to underwrite transactions or mitigate defaults when making or managing investments.

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

        We focus on certain types of investments where we believe we have a competitive advantage and that offer appropriate risk-adjusted returns. For properties that we believe have stable values or where we have specific asset management capabilities to mitigate losses, we will consider higher leverage investments. If we conclude that a property to be financed will have more volatile values or cash flows under a variety of market conditions, we target a less leveraged investment. In such transactions we may seek a second-loss or more senior position in the capital structure. We also target the origination of larger financings, including whole loans, to afford us the opportunity to syndicate and securitize our investments, create retained instruments with above-market returns, and realize gains on the sale of these positions. We originate investments in direct transactions with borrowers, we co-originate with or acquire existing assets from third parties, primarily financial institutions, and we co-invest with SL Green and its affiliates.

        Our targeted commercial real estate finance investments include the following:

        Whole Loans—We originate, or have originated, fixed-rate permanent whole loans with terms of up to 15 years. We may separate certain of these loans into tranches, which can be securitized and resold. When we do so, we occasionally retain that component of the whole loan that we believe has the most advantageous risk-adjusted returns. The retained interest can be the senior interest, a subordinate interest, a mezzanine loan or a preferred equity interest created in connection with such whole loan origination. We expect the initial stated maturity of our whole loan investments to range from five years to 15 years. We may sell these investments prior to maturity.

        Bridge Loans—We offer, or have offered, floating rate bridge whole loans to borrowers who are seeking debt capital with a final term to maturity of not more than five years to be used in the acquisition, construction or redevelopment of a property. Typically, the borrower has identified a property in a favorable market that it believes to be poorly managed or undervalued. Bridge financing enables the borrower to employ short-term financing while improving the operating performance and physical aspects of the property and avoid burdening it with restrictive long-term debt. The bridge loans we originate are predominantly secured by first mortgage liens on the property. We expect the initial stated maturity of our bridge loans to range from two years to five years, and we frequently hold these investments to maturity.

        Our bridge loans occasionally will lead to additional financing opportunities since bridge facilities are often a first step toward permanent financing or a sale of the underlying real estate. We generally view securitization as a financing rather than a trading activity. We have pooled together smaller bridge loans and retained the resulting non-investment grade interests (and interest-only certificates, if any) resulting from these securitizations, which to-date have taken the form of CDOs.

        Subordinate Interests in Whole Loans—We purchase, or have purchased, from third parties, and may retain from whole loans we originate and co-originate and securitize or sell, subordinate interests in whole loans. Subordinate interests are participation interests in mortgage notes or loans secured by a lien subordinated to a senior interest in the same loan. The subordination is generally evidenced by a co-lender or participation agreement between the holders of the related senior interest and the subordinate interest. In some instances, the subordinate interest lender may additionally require a security interest in the stock or partnership interests of the borrower as part of the transaction. When we originate whole loans, we may divide them, and securitize or sell the senior interest and keep a subordinate interest for investment, or the opposite.

        At origination, our subordinate interests in whole loans typically had last-dollar loan-to-value ratios between 65% and 85%. Subordinate interest lenders have the same obligations, collateral and borrower as the senior interest lender, but typically are subordinated in recovery upon a default. Subordinate interests in whole loans share certain credit characteristics with second mortgages, in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding senior interest.

        Subordinate interests created from bridge loans generally will have terms matching those of the whole loan of which they are a part, typically two to five years. Subordinate interests created from whole loans generally will have terms of five years to fifteen years. We expect to hold subordinate interests in whole loans to their maturity.

        Upon co-origination or acquisition of subordinate interests in whole loans from third parties, we may earn income on the investment, in addition to the interest payable on the subordinate piece, in the form of fees charged to the borrower under that note) or by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. When we create subordinate interests out of whole loans and then sell the senior interest, we allocate our basis in the whole loan among the two (or more) components to reflect the fair market value of the new instruments. We may realize a profit on sale if our allocated value is below the sale price or we may realize a loss on sale if our allocated value is above the sale price. Our ownership of a subordinate interest with controlling class rights, which typically means we have the ability to determine when, and in what manner, to exercise the rights and remedies afforded the holder of the senior interest, may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the subordinate interest, which may include foreclosure on, or modification of, the note. In some cases, usually restricted to situations where the appraised value of the collateral for the debt falls below agreed levels relative to the total outstanding debt, the owner of the senior interest may be able to foreclose or modify the note against our wishes as holder of the subordinate interest. As a result, our economic and business interests may diverge from the interests of the holders of the senior interest. These divergent interests among the holders of each investment may result in conflicts of interest.

        Mezzanine Loans—We originate, and have originated, mezzanine loans that are senior to the borrower's equity in, and subordinate to a mortgage loan on, a property. These loans are secured by pledges of ownership interests, typically in whole but occasionally in part (but usually with effective sole control over all the ownership interests), in entities that directly or indirectly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees, or collateral unrelated to the property. We typically structure our mezzanine loans to receive a stated coupon (benchmarked usually against LIBOR, or occasionally against a Treasury index or a swap index). We may in certain select instances structure our mezzanine loans to receive a stated coupon plus a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property.

        At origination, these investments typically have initial terms from two to ten years. Some transactions entail the issuance of more than one tranche or class of mezzanine debt. At origination, our mezzanine loans usually had last-dollar loan-to-value ratios of between 65% and 90%, depending on their vintage. Mezzanine loans frequently have maturities that match the maturity of the related mortgage loan but may have shorter or longer terms. We expect to hold these investments to maturity.

        Commercial Mortgage-Backed Securities (CMBS)—Through our Real Estate Securities Group, or RESG, we acquire, or have acquired, CMBS that are created when commercial loans are pooled and securitized. CMBS are secured by or evidenced by ownership interests in a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. We expect a majority of our CMBS to be rated by at least one rating agency. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust's income to make specified interest and principal payments on such tranches. Losses and other shortfalls on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled.

        The credit quality of CMBS depends on the credit quality of the underlying mortgage loans, which is a function of factors including but not limited to:

  •
  the principal amount of loans relative to the value of the related properties;

  •
  the mortgage loan terms (e.g. amortization);

  •
  market assessment and geographic location;

  •
  construction quality and economic utility of the property; and

  •
  the creditworthiness of the tenants.

        Expected maturities of our CMBS investments range from several months to up to 15 years. We expect to hold our CMBS investments to maturity.

        Preferred Equity—We originate, and have originated, preferred equity investments in entities that directly or indirectly own commercial real estate. Preferred equity is not secured, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred holders can often enhance their position and protect their equity position with covenants that limit the entity's activities and grant us the exclusive right to control the property after an event of default. Occasionally, the first mortgage on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause liquidation, upon a default. Preferred equity typically is more highly leveraged, with last-dollar loan-to-value ratios at origination of 85% to more than 90%. We expect our preferred equity to have mandatory redemption dates (that is, maturity dates) that range from three years to five years, and we expect to hold these investments to maturity.

        The aggregate carrying values, allocated by product type and weighted average coupons of our loans, and other lending investments and CMBS investments as of December 31, 2008 and December 31, 2007, including loans held for sale, were as follows (dollars in thousands):

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield(3)		Floating Rate: Average Spread over LIBOR(2)
	2008	2007	2008	2007	2008	2007	2008	2007
Whole loans, floating rate	$1,222,991	$1,594,338	55.3%	60.5%	—	—	418 bps	332 bps
Whole loans, fixed rate	189,946	204,192	8.6%	7.7%	7.17%	7.79%	—	—
Subordinate interests in whole loans, floating rate	80,608	146,901	3.6%	5.6%	—	—	564 bps	447 bps
Subordinate interests in whole loans, fixed rate	63,179	61,890	2.9%	2.3%	9.22%	8.78%	—	—
Mezzanine loans, floating rate	396,190	413,813	17.9%	15.7%	—	—	654 bps	607 bps
Mezzanine loans, fixed rate	248,558	203,753	11.2%	7.7%	10.21%	8.91%	—	—
Preferred equity, fixed rate	12,001	11,858	0.5%	0.5%	10.22%	10.09%	—	—

Subtotal/ Weighted average	2,213,473	2,636,745	100.0%	100.0%	8.96%	8.45%	480 bps	395 bps

CMBS, floating rate	70,893	23,817	8.1%	3.0%	—	—	945 bps	593 bps
CMBS, fixed rate	799,080	768,166	91.9%	97.0%	6.26%	6.13%	—	—

Subtotal/ Weighted average	869,973	791,983	100.0%	100.0%	6.26%	6.13%	945 bps	593 bps

Total	$3,083,446	$3,428,728	100.0%	100.0%	7.32%	7.02%	498 bps	397 bps

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

(3)
Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans—floating rate of approximately $97.1 million with an effective spread of 500 basis points and non-performing loans classified as whole loans—fixed rate of approximately $67.8 million with an effective yield of 7.67%.

        As of December 31, 2008, Gramercy Finance also held interests in three credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

Property Investment

        Our property investment business operates under the name Gramercy Realty. We focus on the acquisition and management of commercial properties primarily leased (substantially all on a net lease basis) to regulated financial institutions and affiliated users throughout the United States. Our portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, Wachovia Bank (now owned by Wells Fargo), Regions Financial and Citizens Financial and to mid-sized and community banks.

        Gramercy Realty's investment strategy is to acquire, operate and selectively dispose of commercial properties leased to investment-grade financial services companies for the purpose of generating stable earnings, substantial depreciation expense to shield from taxes and distribution requirements other earnings of the Company, and the potential for long-term capital appreciation in the value of the underlying real estate.

        Important elements of Gramercy Realty's strategy are: (i) property acquisitions—acquiring properties from, or that are already leased to, financial institutions and other credit tenants with suitable financial strength and defensible business models, in geographic markets we believe will exhibit, in the intermediate and long-term, attractive real estate fundamentals, or which are vacant or have low occupancy and may provide opportunities for capital appreciation; (ii) portfolio dispositions—opportunistic sales of non-strategic assets that are leased to tenants that are not considered to be central to our customer relationships and underperforming assets with low customer occupancy; (iii) leasing existing vacancy; and (iv) effective asset and property management.

        Gramercy Realty continuously evaluates its properties to identify which are most suitable to meet our long-term objectives. Properties which do not meet our long-term earnings growth objectives are generally considered for disposition.

        Gramercy Realty seeks to capitalize on its knowledge of the market for bank branches and office properties occupied by financial institutions by applying a proactive approach to leasing, which includes: (i) identifying the most attractive and efficient use of vacant or low occupancy properties; (ii) renegotiating below market leases to achieve longer lease terms at market rates; (iii) using market research; and (iv) utilizing a broad network of third-party brokers. Gramercy Realty has in the past provided customers who lease multiple properties with specialized lease structures such as substitution and relocation rights and in some cases shorter lease terms in selected properties within a portfolio.

        Gramercy Realty seeks to capitalize on its knowledge of its portfolio and the needs of its multi-property tenants by applying a customer-focused, hands-on approach to asset and property management, which includes: (i) focusing on tenant satisfaction by providing quality tenant services at affordable rental rates; (ii) hiring and closely overseeing third party property managers; and (iii) imposing strict return-on-investment procedures when evaluating capital expenditures, acquisitions, and dispositions.

        As of December 31, 2008, Gramercy Realty owned a portfolio comprised of 706 bank branches, 337 office buildings and eight land parcels, of which 82 bank branches and one office building were partially owned through joint ventures. Our wholly-owned properties aggregated approximately 26.4 million rentable square feet and our partially-owned properties aggregated approximately 0.8 million rentable square feet, including 0.4 million rentable square feet in an unconsolidated joint venture. As of December 31, 2008, the occupancy of our wholly-owned properties was 88.7% and the occupancy for our partially-owned properties was 99.9%. Our two largest tenants are Bank of America and Wachovia Bank (now owned by Wells Fargo) and, as of December 31, 2008, they represented approximately 35.5% and 16.2%, respectively, of the rental income of our portfolio and occupied approximately 46.8% and 18.3%, respectively, of our total rentable square feet.

        Summarized in the table below are our key property portfolio statistics as of December 31, 2008:

	Number of Properties		Square Feet		Occupancy
Portfolio	At Acquisition	At December 31, 2008	At Acquisition	At December 31, 2008	At Acquisition	At December 31, 2008
Core	653	644	20,935,260	20,747,772	96.4%	96.0%
Value—Add(1)	303	222	5,265,870	4,721,333	65.8%	70.1%

Subtotal	956	866	26,201,130	25,469,105	90.3%	91.2%

Held for Sale(2)	96	103	2,382,666	1,337,709	57.1%	42.1%

Total	1,052	969	28,583,796	26,806,814	87.5%	88.7%

(1)
Reflects one leasehold termination.

(2)
Includes two properties reclassified from Value-Add to Held for Sale.

        A significant portion of our revenue from our property investment business is derived from tenants with investment grade ratings. As of December 31, 2008, 73.4% of the rentable square feet of our portfolio was leased to entities with or whose parent entities have, current credit ratings of "A" or better. Our top ten tenants by percentage of rentable square feet is as follows:

Tenants/Financial Institutions	Credit Rating(1)	Number of Locations	Rentable Sq. Ft.	% of Rentable Sq. Ft.
1. Bank of America, N.A.	A+	376	12,537,054	46.8%
2. Wachovia Bank, National Association(2)	AA	148	4,910,704	18.3%
3. Regions Financial Corporation(3)	A+	80	713,051	2.7%
4. Citizens Financial Group, Inc.(4)	AA-	9	267,585	1.0%
5. General Services Administration (GSA)	AAA	6	228,776	0.9%
6. American International Insurance Co. (AIG)	A	1	263,058	1.0%
7. Branch Banking & Trust Co. (BB&T)	N/A	23	399,263	1.5%
8. Key Bank	A	32	159,076	0.6%
9. Fifth Third Bank	A	18	66,204	0.2%
10. Citco Fund Services (USA), Inc.	N/A	1	104,343	0.4%

Total		694	19,649,114	73.4%

(1)
All ratings from Fitch Ratings LP

(2)
Now owned by Wells Fargo.

(3)
Individual lease agreements with tenants that are unrated subsidiaries of Regions Financial, including Regions Bank and AmSouth Bank.

(4)
Individual lease agreements with tenants that are unrated subsidiaries of Citizens Financial, including RBS Citizens, N.A. and Citizens Bank of Pennsylvania. Citizens Financial is a wholly owned subsidiary of Royal Bank of Scotland Group PLC.

        Due to the nature of the business of our tenant base which places a high premium on serving its customers from a well established distribution network, we frequently enter into long-term net leases with our financial institution tenants. As of December 31, 2008, the weighted average remaining term of our leases was 10.2 years and approximately 79.6% of our base revenue was derived from triple-net and bond-net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, we are focused on maximizing the value of our portfolio through acquisitions and strategic sales and through effective and efficient property management and leasing operations.

Financing Strategy

        Our financing strategy focuses on the use of match-funded financing structures. This means that we seek whenever possible to match the maturities of our financial obligations with the maturities of our debt and CMBS investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our cash flow and earnings. In addition, subject to maintaining our qualification as a REIT, we seek whenever possible to match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating rate assets are financed with floating rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allows us to reduce the impact on our cash flow and earnings of changing interest rates. We used short-term financing in the form of our repurchase agreements, unsecured revolving credit facilities and bridge financings in conjunction with or prior to the implementation of longer-term match-funded financing. At December 31, 2008, we had approximately $95.9 million outstanding under our repurchase facilities with Wachovia Capital Markets, LLC, or Wachovia, and Goldman Sachs Mortgage Company, or Goldman. Our lenders under these facilities have consent rights with respect to the inclusion of investments, determine periodically the market value of the investments, and have the right to require additional collateral or require partial repayment of advances under the facilities (margin calls) if the estimated market value of the included investments declines. An event of default can be triggered on our repurchase facilities if, among other things, GKK Manager LLC is terminated as our manager.

        Gramercy Realty properties subject to lengthy remaining lease terms are typically financed with long-term, fixed rate mortgage loans issued by life insurance companies or other institutional lenders. For funding in our Gramercy Finance business, we have historically utilized securitization structures, including CDOs, as well as other match-funded financing structures. CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as CMBS, bridge loans, permanent loans, subordinate interests in whole loans, mezzanine loans and REIT debt. In a CDO, the assets are owned via sale, assignment or participation by the Issuer and Co-Issuer and subject to trustee oversight for the benefit of the holders of the bonds. The bonds may be rated by one or more rating agencies. One or more classes of the bonds are marketed to a wide variety of fixed income investors, which enables the CDO sponsor to achieve a relatively low cost of long-term financing. We believe that CDOs are a suitable long-term financing vehicle for our investments because they enable us to maintain our strategy of funding substantially all of our assets and related liabilities using the same, or similar, LIBOR benchmark, lock-in a long-term cost of funds tied to LIBOR, and reduce the risk that we have to refinance our liabilities prior to the maturities of our investments.

        Each CDO may be replenished, pursuant to limitations imposed by the indenture (including compliance with certain financial covenants) and rating agency guidelines, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of the Issuers are consolidated in our financial statements. The originally rated investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the originally rated investment grade notes issued in each CDO were used to repay outstanding debt under our repurchase agreements and to fund additional investments.

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

        We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our portfolio of commercial real estate loans and CMBS investment portfolio. While we expect to continue to utilize existing CDOs and other such structured finance transactions to finance our investments in the future, the current state of the global capital markets makes it unlikely that in the near term we will be able to issue liabilities similar to our existing CDOs. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. We have also seen a significant decline in our stock price, which has limited our access to additional equity capital. In this environment, we have sought to raise capital through other means, such as asset sales and aggressive management of our loan portfolio to encourage repayments.

Origination, Acquisition and Asset Management

        Our Manager provides all of our critical investment selection, asset management, portfolio management and reporting functions. Our origination is based on careful review and preparation, and generally proceeds as follows:

  •
  All investments are analyzed for consistency with investment parameters developed by our Manager and adopted by our board of directors;

  •
  All transactions considered are presented at a weekly pipeline meeting attended by our Manager's senior executive officers; and

  •
  All financing applications, conditional commitments, letters of intent to purchase real property, and submissions to the credit committee must be approved by a managing director of our Manager.

        The affirmative vote of all members of a credit committee consisting of the most senior officers of our Manager plus our chief executive officer is necessary to approve all transactions over $3 million. The investment committee of our board of directors must unanimously approve all transactions involving investments of (i) $50 million or more with respect to CMBS investments, (ii) $35 million or more with respect to whole loans, (iii) $30 million or more with respect to subordinate interests in whole loans, and (iv) $20 million or over with respect to mezzanine loans, preferred equity, CTL and real estate investments. The full board of directors must approve investments (i) over $75 million with respect to whole loans and CMBS investments, (ii) over $65 million with respect to subordinate interests in whole loans, (iii) over $55 million with respect to mezzanine loans, and (iv) over $50 million with respect to preferred equity, CTL and other real estate investments. The Manager has full discretion to make investments on our behalf under (i) $50 million with respect to CMBS investments, (ii) $35 million with respect to whole loans, (iii) $30 million with respect to subordinate interests in whole loans, and (iv) $20 million with respect to mezzanine loans, preferred equity, CTL and other real estate investments. Similar forms of oversight and approval exist for modifications to material economic terms of existing investments (e.g., loan modifications or extensions, lease modifications, extensions or terminations) and dispositions of assets.

        The stages of the investment process are described in more detail below.

Origination

        Our Manager is primarily responsible for originating all of our assets. Our Manager utilizes an extensive national network of relationships with property owners, developers, mortgage loan brokers, commercial and investment banks and institutional investors. We originate debt investments in direct transactions with borrowers, we co-originate with or acquire existing loan assets from third parties, primarily financial institutions, and we may occasionally co-invest with SL Green and its affiliates or other institutional partners. We originate investments in our Gramercy Realty segment directly with financial institutions who are tenants/sellers of properties, and through financial intermediaries experienced in structuring corporate real property transactions.

Acquisition

        Once a potential investment has been identified, our Manager performs comprehensive financial, structural, property, real estate market, operational and legal due diligence to assess the risks of the investment. Our Manager generally reviews the following criteria as part of the underwriting process, where applicable:

  •
  the historic, in-place and projected property revenues and expenses;

  •
  the potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies;

  •
  accountants may be engaged to audit operating expense recovery income;

  •
  the property's location and its attributes;

  •
  the valuation of the property based upon financial projections prepared by our Manager and confirmed by an independent "as is" and/or "as stabilized" appraisal;

  •
  market assessment, including, review of tenant lease files, surveys of property sales and leasing comparables based on conversations with local property owners, leasing brokers, investment sales brokers and other local market participants, and an analysis of area economic and demographic trends, and a review of an acceptable mortgagee's title policy;

  •
  market rents, leasing projections for major vacant spaces and near-term vacancies, frequently prepared by commercial leasing brokers with local knowledge, or by members of our leasing and asset management group, and confirmed by discussion with other owners of competitive commercial properties in the same sub-market;

  •
  the terms and form of the leases at a property;

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

  •
  the "Net Cash Flow" for a property, which is a set of calculations and adjustments prepared process to assist in evaluating a property's cash flows. The Net Cash Flow is generally the estimated stabilized annual revenue derived from the use and operation of the property (consisting primarily of rental income and reimbursement of expenses where applicable) after an allowance for vacancies, concessions and credit losses, less estimated stabilized annual expenses;

  •
  for financing transactions, credit quality of the borrower and sponsors through background checks and review of financial strength and real estate operating experience; and

  •
  for real estate investments, the credit quality and financial conditions of the financial institution that occupies all, or substantially all, of the property(ies) considered for acquisition.

        For debt investments at Gramercy Finance, key factors that are considered in credit decisions include, but are not limited to, debt service coverage, loan-to-value ratios and property and financial operating performance. Consideration is also given to other factors such as the experience, financial strength, reputation, and investment track record of the borrower and individual sponsors, additional forms of collateral and identified likely strategies to effect repayment. Once diligence is completed, our Manager determines the level in the capital structure at which an investment will be made, the pricing for such an investment, and the required legal and structural protections.

        For commercial property transactions at Gramercy Realty, key factors that are considered in investment decisions include, but are not limited to, the proposed acquisition price, availability of financing, and indicated return on invested capital, the financial condition of the tenant, the importance of the property to the tenant's business (which is often determined by the business groups that occupy the property), the design and functionality of the property, the property's physical condition, local real estate market conditions, zoning, and the structure of the proposed or existing lease for the property.

Asset Management

        Our loan servicing and asset management group within Gramercy Finance monitors our debt investments to identify any potential underperformance of the asset and work to remedy the situation in an expeditious manner in order to mitigate any effects of underperformance. The asset manager is responsible for understanding our business plan with respect to each investment and the borrower's business plan with respect to each property underlying our debt investment and monitoring performance measured against that plan. We believe that asset management is a vital component of our business because it enables us to be responsive, timely, anticipate changes to financing requirements, and generally develop a strong relationship that can lead to repeat business.

        Our leasing and asset management group with Gramercy Realty is organized by geographic region, and provides for our owned properties: tenant relationship management, leasing, operations, property management, lease administration, property accounting, and construction management. Regional heads are primarily accountable for the profitability and investment performance of their portfolios, and have control over income statements and capital expenditures subject to oversight and approval of senior management. Our approach is intended to provide greater control over operations, capital expenditures, and return on investment.

Operating Policies

Investment and Borrowing Guidelines

        We operate pursuant to the following general guidelines for our investments and borrowings:

  •
  no investments are made that we believe would cause us to fail to qualify as a REIT;

  •
  no investments are made that we believe would cause us to be regulated as an investment company under the Investment Company Act;

  •
  substantially all assets and investments are financed in whole or in part through mortgages, securitization, syndication and secured borrowings, and assets intended for inclusion in traditional securitization transactions will be hedged against movements in the applicable swap yield through customary techniques;

  •
  hedging is generally done through the banks providing the related financing on market terms, or through other dealers. We engage an outside advisory firm to assist in executing and monitoring hedges, advising management on the appropriateness of such hedges, and establishing the appropriate tax and accounting treatment of our hedges; and

  •
  we will not co-invest with SL Green or any of its affiliates unless the terms of such transaction are approved by a majority of our independent directors.

        These investment guidelines may be changed by our board of directors without the approval of our stockholders.

        For debt investments, the affirmative vote of all members of a credit committee consisting of all senior officers of our Manager plus our chief executive officer is necessary to approve all transactions over $3 million.

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

  •
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

  •
  to originate, acquire or participate in fixed income investments and/or preferred equity investments in connection with the sale, recapitalization or restructuring (however characterized) of any fixed income investment, preferred equity investment or interest in real property which SL Green owns at any given time;

  •
  to originate, acquire or participate in fixed income and/or preferred equity investments that provide a rate of return tied to the or measured by cash flow, appreciation or both of the underlying real property or interests in real property;

  •
  to originate, acquire or participate in any distressed debt, where there is a payment default, an acceleration, bankruptcy or foreclosure, when a default is highly likely because the loan-to-value ratio is over 100% or when the debt service exceeds the available cash flow from the underlying collateral or of the borrower both on a current and projected basis; and

  •
  to modify, amend, supplement, extend, refinance or restructure any portion of the investments in item (a), (b), (c) or (d) above, including, but not limited to, changes in principal, additional investment, rate of return, maturity or redemption date, lien priority, collateral, return priority, guarantor, and/or borrower.

        We have agreed that we will not:

  •
  acquire real property or interests in real property located in metropolitan New York and Washington, D.C., except by foreclosure or similar conveyance resulting from a fixed income investment and for properties acquired in the American Financial merger;

  •
  originate, acquire or participate in any investments described in (c) above or distressed debt, in each case where more than 75% of the value of the underlying collateral is real property or interests in real property located in metropolitan New York or Washington, D.C.; and

  •
  originate, acquire or participate in any investments described in item (b) or (d) above.

        We have also agreed that, when we acquire direct or indirect ownership interests in property in metropolitan New York or Washington D.C. by foreclosure or similar conveyance, SL Green will have the right to purchase the property at a price equal to our unpaid asset balance on the date we foreclosed or acquired the asset, plus unpaid interest at the last stated contract (non-default) rate and, to the extent payable by the borrower under the initial documentation evidencing the property, legal costs incurred by us directly related to the conveyance and the fee, if any, due upon the repayment or prepayment of the investment which is commonly referred to as an "exit fee" (but not including default interest, late charges, prepayment penalties, extension fees or other premiums of any kind) through the date of SL Green's purchase. We refer to this amount as "Par Value." If we seek to sell the asset and receive a bona fide third party offer to acquire the asset for cash that we desire to accept, SL Green may purchase the asset at the lower of the Par Value or the third party's offer price. If the asset is not sold within one year, SL Green has the right to purchase the property at its appraised value. The appraised value will be determined as follows: we will select an appraiser and SL Green will select an appraiser, who will each appraise the property. These two appraisers jointly will select a third appraiser, who will then choose one of the two appraisals as the final appraised value. These rights may make it more difficult to sell such assets because third parties may not want to incur the expense and effort to bid on assets when they perceive that SL Green may acquire them at the lower of the same terms proposed by the third party or Par Value. As a result, we may not receive the same value on the sale of such assets as we might receive from an independent third party submitting an offer through a competitive bidding process.

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

        Under this agreement, we agreed to sell to SL Green up to 25% of the shares sold in our initial public offering. We have also agreed that, during the term of this origination agreement, SL Green will have the right to purchase, up to 25% of the shares in any future offering of common stock, at the same price as other purchasers, in order to maintain its percentage ownership interest in us after our initial public offering. This right will also apply to issuances of units in our Operating Partnership. At December 31, 2008, SL Green Operating Partnership L.P. owned approximately 12.5% of the outstanding shares of our common stock. Applicable rules of the NYSE require issuances of common stock to affiliates above certain levels to have stockholder approval. We received such stockholder approval in 2004. After five years, companies are required to go back to the stockholders for continued approval. Therefore, if we do not get such stockholder approval by July 2009, we will be restricted in satisfying SL Green's preemptive right.

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

Hedging Activities

        Subject to maintaining qualification as a REIT, we use a variety of commonly used derivative instruments that are considered conventional, or "plain vanilla" derivatives, including interest rate swaps, caps, collars and floors, in our risk management strategy to limit the effects of changes in interest rates on our operations. Each of our CDOs maintain a minimum amount of allowable unhedged interest rate risk. The CDO that closed in 2005 permits a minimum amount of unhedged interest rate risk of 20% of the net outstanding principal balance and both the CDO that closed in 2006 and the CDO that closed in 2007 permit a minimum amount of unhedged interest rate risk of 5% of the net outstanding principal balance. Our primary hedging strategy consists of entering into interest rate swap contracts. The value of our derivatives may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of the risk in our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. Since most of our hedging activity covers the period between origination or purchase of loans and their eventual sale, repayment, or securitization, unmatched losses in our hedging program will tend to occur when the planned securitization fails to occur, or if the hedge proves to be ineffective. We continuously monitor the effectiveness of our hedging strategies and adjust our strategies as appropriate.

        We have retained the services of an outside financial services firm with expertise in the use of derivative instruments to advise us on our overall hedging strategy, to effect hedging trades, and to provide the appropriate designation and accounting of all hedging activities from a GAAP and tax accounting and reporting perspective.

        These instruments are used to hedge as much of the interest rate risk as our Manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our qualifications as a REIT. To the extent that we enter into a hedging contract to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that we derive from the contract is not considered income for purposes of the REIT 95% gross income test and is either non-qualifying for the 75% gross income test (hedges entered into prior to August 1, 2008), or is not considered income for purposes of the 75% gross income test (hedges entered into after July 31, 2008). This change in character for the 75% gross income test was included in the Housing and Economic Recovery Act of 2008. Our Manager can elect to have us bear a level of interest rate risk that could otherwise be hedged when it believes, based on all relevant facts, that bearing such risk is advisable.

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

Future Revisions in Policies and Strategies

        Our board of directors has the power to modify or waive our investment guidelines, policies and strategies. Among other factors, developments in the market that either affect the policies and strategies mentioned herein or that change our assessment of the market may cause our board of directors to revise our investment guidelines, policies and strategies. However, if such modification or waiver involves the relationship of, or any transaction between, us and our Manager or any affiliate of our Manager, the approval of a majority of our independent directors is also required. Without the approval of two-thirds of the votes entitled to be cast by our stockholders, we may not, however, amend our charter to change the requirement that a majority of our board of directors consist of independent directors or the requirement that a majority of our independent directors approve related party transactions.

Competition

        In our investment activities, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, hedge funds, institutional investors, investment banking firms, private equity firms, other lenders, governmental bodies and other entities, which may have greater financial resources and lower costs of capital available to them than we have. We also compete with numerous commercial properties for tenants. Some of the properties we compete with may be newer or have more desirable locations or the competing properties' owners may be willing to accept lower rents than are acceptable to us. In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes in economic factors and supply and demand of space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our capital needs.

        To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal standards when evaluating potential investments than we are, our origination volume and profit margins for our investment portfolio could be adversely affected. Our competitors may also be willing to accept lower returns on their investments and may succeed in originating or acquiring assets that we have targeted for acquisition. Although we believe that we are well positioned to compete effectively in each facet of our business, there is considerable competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter further increased competition in the future that could limit our ability to conduct our business effectively.

Compliance With The Americans With Disabilities Act Of 1990

        Properties that we acquire, and the properties underlying our investments, are required to meet federal requirements related to access and use by disabled persons as a result of the Americans with Disabilities Act of 1990. In addition, a number of additional federal, state and local laws may require modifications to any properties we purchase, or may restrict further renovations of our properties, with respect to access by disabled persons. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants. Additional legislation could impose additional financial obligations or restrictions with respect to access by disabled persons. If required changes involve greater expenditures than we currently anticipate, or if the changes must be made on a more accelerated basis, our ability to make expected distributions could be adversely affected.

Industry Segments

        Prior to the acquisition of American Financial, we were a REIT focused primarily on originating and acquiring loans and securities related to real estate, and under the provisions of FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", or SFAS 131, operated in only one segment. As a result of the acquisition of American Financial, as of December 31, 2008, we have determined that we operate two reportable operating segments: Finance and Real Estate. The reportable segments were determined based on the management approach, which looks to our internal organizational structure. These two lines of business require different support infrastructures.

        The Finance segment includes all of our activities related to senior and mezzanine real estate debt and senior and mezzanine capital investment activities and the financing thereof, including our CMBS investments. These include a dedicated management team within Gramercy Finance for real estate lending, origination, acquisition, sales and syndications and primary and special servicing.

        The Real Estate segment includes all of our activities related to the ownership and leasing of commercial real estate and credit net lease properties. In connection with the significant increase in the size and scope of our real estate portfolio resulting from the American Financial acquisition, we developed an integrated asset management platform within Gramercy Realty to consolidate responsibility for, and control over, leasing, lease administration, property management, operations, construction management, tenant relationship management and property accounting.

        Segment revenue and profit information is presented in Note 23 to the Consolidated Financial Statements.

Employees

        As of December 31, 2008, we had approximately 71 employees involved, primarily with respect to property management. Our employees are not represented by a collective bargaining agreement. Our executive officers and other staff are all employed by our Manager pursuant to the management agreement with our Manager.

Investment Company Act Exemption

        We have conducted our operations and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are a number of exclusions or exemptions under the Investment Company Act that may be applicable to us. We will either be excluded from the definition of investment company under Section 3(a)(1)(C)

of the Investment Company Act, by owning or proposing to acquire investment securities having a value not exceeding 40% of the value of the our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or by qualifying for the exclusions from registration provided by Sections 3(c)(5)(C) and/or 3(c)(6) of the Investment Company Act. We will monitor our portfolio periodically and prior to each acquisition to confirm that we continue to qualify for the relevant exclusion or exemption.

        Qualifying for the Section 3(c)(5)(C) exemption requires that at least 55% of our portfolio be comprised of "qualifying assets," and a total of at least 80% of our portfolio be comprised of "qualifying assets" and "real estate-related assets," a category that includes qualifying assets. We generally expect whole loans, real property investments, and Tier 1 mezzanine loans to be qualifying assets. A substantial portion of the commercial properties owned in our Gramercy Realty segment are considered to be "real estate-related assets". The treatment of distressed debt securities as qualifying assets is based on the characteristics of the particular type of loan, including its foreclosure rights. Junior (first loss) interests in MBS pools may constitute qualifying assets under Section 3(c)(5)(C), provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Tier 1 mezzanine loans are loans granted to a mezzanine borrower that directly owns interests in the entity that owns the property being financed. Subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C), provided that we have, among other things, approval rights in connection with any material decisions pertaining to the administration and servicing of the relevant mortgage loan and, in the event that the mortgage loan becomes non-performing, we have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process We generally do not treat preferred equity investments as qualifying assets. In relying on the exemption provided by Section 3(c)(5)(C), we also make investments so that at least 80% of our portfolio is comprised of qualifying assets and real estate-related assets, we expect that all of these classes of investments will be considered real estate-related assets under the Investment Company Act for purposes of the 80% investment threshold.

        Qualification for the Section 3(a)(1)(C), Section 3(c)(5)(C) and/or Section 3(c)(6) exclusions or exemptions may limit our ability to make certain investments. To the extent that the staff of the SEC provides more specific guidance regarding the treatment of assets as qualifying assets or real estate-related assets, we may be required to adjust our investment strategy accordingly. Any additional guidance from the staff of the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

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

        Federal regulations require building owners and those exercising control over a building's management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in the building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potentially asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potentially asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potentially asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

        Prior to closing any property acquisition, we obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property's chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the result of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures.

        While we purchase many of our properties on an "as is" basis, our purchase contracts for such properties contain an environmental contingency clause, which permits us to reject a property because of any environmental hazard at such property. However, we do acquire properties which may have asbestos abatement requirements, for which we set aside appropriate reserves.

        We believe that our portfolio is in compliance in all material respects with all federal and state regulations regarding hazardous or toxic substances and other environmental matters.

Insurance

        We carry commercial liability and all risk property insurance, including flood, where required, earthquake, wind and terrorism coverage, on substantially all of the properties that we own. For certain net leased properties, however, we rely on our tenant's insurance and do not maintain separate coverage. We continue to monitor the state of the insurance market and the scope and costs of specialty coverage, including flood, earthquake, wind and terrorism. However, we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.

        Our debt instruments, consisting primarily of mortgage loans secured by our properties (which are generally non-recourse to us), senior and junior mezzanine loans, senior unsecured notes and revolving credit agreements, contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

Liquidity in the capital markets is essential to our businesses and future growth and we rely on external sources to finance a significant portion of our operations. We have limited liquidity and we may be required to pursue certain measures in order to maintain or enhance our liquidity.

        Liquidity is essential to our business and our ability to grow and to fund existing obligations. A primary source of liquidity for us has been the equity and debt capital markets, including issuing common equity, perpetual preferred equity and trust preferred securities. We depend on external financing to fund the growth of our business mainly because, as a REIT, we are required under the Internal Revenue Code to distribute 90% of our taxable income to our stockholders, including taxable income where we do not receive corresponding cash. Our access to equity or debt financing depends on the willingness of third parties to make equity investments in us and provide us with corporate level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry, including us, are currently experiencing, and have at times historically experienced, limited availability of capital, and new capital sources may not be available on acceptable terms, if at all. Our ability to raise capital could be impaired if the capital markets have a negative perception of our long-term and short-term financial prospects or the prospects for mortgage REITs and the commercial real estate market generally. We cannot be certain that sufficient funding or capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient funding on acceptable terms, if at all, we will not be able to grow our business, which would likely have a negative impact on the market price of our common stock and our ability to make distributions to our stockholders. In such an instance, we may not have sufficient liquidity to support our CDOs or to maintain compliance with financial covenants in our debt facilities, which would have a material adverse impact on our operations, cash flow and financial condition.

        In addition, the liquidity in our portfolio may also be adversely affected by possible margin calls under our repurchase and certain other credit agreements. Our repurchase and certain other credit agreements allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If such counterparties determine that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. A significant increase in margin calls or a margin call of sufficient size as a result of spread widening could harm our liquidity, results of operations, financial condition, business prospects, and our ability to make distributions to our stockholders. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations, financial condition, and may impair our ability to make distributions to our stockholders. In 2008, we received and satisfied, by the delivery of cash and additional collateral, margin calls totaling approximately $36.21 million. From January 1, 2009 through March 12, 2009, we received and satisfied, by the delivery of cash and additional collateral, margin calls totaling approximately $5.31 million.

        It is difficult to predict when conditions in our business will improve. We expect that the adverse circumstances and trends in our business and securities will continue through at least the remainder of 2009, and will begin to improve thereafter only as the credit markets and overall economy improve. Continued disruption in the global credit markets or further deterioration in those markets may have a material adverse effect on our ability to repay or refinance our borrowings and our ability to grow our business.

        Currently, we have limited liquidity. As of December 31, 2008, our cash balance was $136.8 million. Additionally, although we technically have unfunded commitments under certain of our debt facilities, we do not anticipate being able to meet certain conditions set forth in such facilities that would be required to be met in order for our lenders to fund further borrowings. We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking the extension or replacement of our debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. The CDOs are subject to structural inflexibility with little or no ability on our part as holders of junior notes payable and preferred shares in the CDOs to effect sales of assets held in the CDOs to raise capital for our liquidity needs. We cannot assure you that we will be successful in measures to improve our liquidity.

        For information about our available sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

We utilize a significant amount of debt to finance our portfolios of debt investments and real estate investments, which may subject us to an increased risk of loss, adversely affecting the return on our investments and reducing cash available for distribution.

        We utilize a significant amount of debt to finance our operations, which can compound losses and reduce the cash available for distributions to our stockholders. We generally leverage our portfolio through the use of secured and unsecured bank credit facilities, repurchase agreements, securitizations, including the issuance of CDOs, mortgage borrowings and other borrowings. The leverage we employ varies depending on our ability to obtain financing, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Substantially all of our assets are pledged, or subject to a negative pledge, as collateral for our secured borrowings or to support our unsecured borrowings. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire. For example, we have purchased, and may purchase in the future, both subordinate classes of bonds and certain investment grade classes of bonds in our CDOs which represent leveraged investments in the collateral debt securities and other underlying assets. The use of leverage through such CDOs creates the risk for the holders of these classes of bonds of increased exposure to losses on a leveraged basis as a result of defaults with respect to such collateral debt securities. As a result, the occurrence of defaults with respect to only a small portion of the collateral debt securities could result in the complete loss of the investment of the holders of the subordinate classes of bonds and defaults with respect to larger or a material portion of the collateral debt securities could result in complete or partial losses of the investment of the holders of certain investment grade classes of bond.

        Our debt service payments, including payments in connection with any CDOs, reduce the net income available for distributions. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Under our repurchase agreements, our lenders take title to our assets and may have an ability to liquidate our assets through an expedited process. Additionally, our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control. In particular, the current credit crisis, which began in earnest in mid-2007 and spread throughout the global economy in 2008, has materially impacted our business. The credit crisis has, among other things, increased our costs of funds, eliminated our access to the unsecured debt markets and adversely affected our results of operations. Currently, neither our charter nor our bylaws impose any limitations on the extent to which we may leverage our assets.

Our outstanding debt contains restrictive covenants relating to our operations.

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

        Our ability to borrow under our credit facilities and repurchase agreements is dependent on maintaining compliance with various financial covenants, including minimum net worth as well as specified financial ratios such as fixed charge coverage, unencumbered assets to unsecured indebtedness, and leverage. All of the financial covenants on the facilities are maintenance covenants and, if breached, could result in an acceleration of our credit facilities, repurchase agreements and certain other financings if a waiver or modification is not agreed upon with the lenders, and our ability to continue as a going concern would be affected.

        As a result of the credit crisis, our financial performance and credit metrics have put pressure on our ability to meet the financial covenants in our unsecured credit facilities, our repurchase agreements and certain of our mortgage financings. While we were in compliance with our covenants as of December 31, 2008, our compliance margin was thin and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future. We cannot be certain we will continue to be in compliance in the future. Our ability to maintain compliance with the financial covenants will be impacted by increases in general loan loss reserves and non-performing loans. We are seeking to restructure several of these debt facilities but there is no guarantee that we will be successful. In addition, we may be forced to take action, such as repurchasing our CDO debt at a discount price thereby generating extinguishment of debt gains or executing asset sales that will enable us to meet our covenants in the near term. During the year ended December 31, 2008, we repurchased, at a discount, $127.3 million of investment grade notes previously issued by our three CDOs, generating net gains on early extinguishment of debt of $77.2 million.

Failure to comply with CDO coverage tests may have a negative impact on our operating results and cash flows.

        The terms of our CDOs include certain over-collateralization and interest coverage tests, which are used primarily to determine whether and to what extent principal and interest paid on the debt securities and other assets that serve as collateral underlying the CDOs may be used to pay principal and interest on the various classes of notes payable issued by the CDOs. If the CDO coverage tests are not satisfied, distributions that we currently receive with respect to our equity interests in the CDOs, interest and principal payments that we currently receive on certain of the tranches of CDO notes that we hold, as well as the subordinate management fees that we currently receive, will instead be redirected to pay principal on certain senior tranches of CDO notes that are not held by us. Because a material portion of our income in 2008 came from cash flows from our CDOs, failure to satisfy the CDO coverage tests could materially adversely affect our operating results and cash flows. Although we were in compliance with the CDO coverage tests as of December 31, 2008, our compliance margin was thin and relatively small declines in our performance and credit metrics could cause those CDOs to fall out of compliance in the future. We cannot be certain that the CDO coverage tests will continue to be satisfied, and that we will continue to receive our current CDO cash flows, in the future.

        Apart from over-collateralization and interest coverage tests, the operative documents for the CDOs provide for certain events of default, the occurrence of which would entitle a senior class or classes of notes payable to accelerate the notes payable of such CDO and, depending upon the circumstances, require a liquidation of the collateral under then-current market conditions, which could result in higher levels of losses on the collateral and the notes payable of such CDO than might otherwise occur.

        Additionally, our Manager could in certain instances be removed as the collateral manager of our CDOs, which could result in a loss of the collateral management fees, which are remitted to us by our Manager. If our Manager is removed as collateral manager or as special servicer of our CDOs, a different collateral manager or special servicer appointed by the holders of the senior class or classes of notes may manage the CDO or service the notes in a manner that is not in our best interests as holder of the equity and subordinated classes of CDO securities.

        Our CDOs would continue to generate taxable income for us despite the fact that if in the future we are not receiving cash distributions on our equity and subordinated note holdings from these CDOs. Should this occur, taxable income would continue to be recognized on each underlying investment in the relevant CDO. We would continue to be required to distribute 90% of our REIT taxable income (determined with regard to the dividends paid deduction and excluding net capital gain) from these transactions to continue to qualify as a REIT, despite the fact that we are not receiving cash distributions on our equity and subordinated note holdings from these CDOs.

Potential rating agency downgrades may adversely affect our ability to reinvest CDO proceeds.

        To date, rating agency downgrades and impairments of our loan investments and CMBS investments have not impeded our right to reinvest CDO proceeds as provided in the operative CDO documents. However, there can be no assurance that our right to reinvestment CDO proceeds will not be impaired by future rating agency downgrades or investment impairments and, in such event, the cash flows that otherwise would have been payable to us, as the holder of certain junior and senior tranches of notes payable issued by our CDOs, may, depending on circumstances, instead be redirected to pay principal and interest on the most senior tranches of notes payable issued by our CDOs, which are owned by third parties. As a result, such downgrades could have a material adverse effect on our liquidity, results of operations and business.

Our credit and repurchase agreements and our mortgage loans contain cross-default provisions.

        Our credit and repurchase agreements and our mortgage loan agreements contain cross-default provisions whereby a default under one agreement could result in a default and acceleration of indebtedness under other agreements. If a cross-default were to occur, we may not be able to pay our debts or access capital from external sources in order to refinance our debts. If some or all of our debt obligations default and it causes a default under other indebtedness, our business, financial condition and results of operations would be materially and adversely affected and our ability to continue as a going concern would be affected.

If we are unable to generate sufficient funds or obtain financing for future capital commitments, we may not be able to repay indebtedness or fund our other liquidity needs, which could have a material adverse effect on us.

        At December 31, 2008, we had future funding commitments of approximately $69.8 million related to real estate debt investments we held. Additionally, with respect to our owned real estate investments, our leases and debt agreements typically require us as landlord and borrower to maintain our properties in good operating condition, which often involves capital expenditures. Our ability to fund future capital commitments and capital expenditures will depend, to a certain extent, on general economic, financial, competitive and other factors that may be beyond our control. We cannot be certain that our business will generate sufficient cash flow from operations, that we will be able to raise funds in the capital markets or that future borrowings will be available to us in an amount sufficient, it at all, to enable to us to fund our liquidity needs. Our inability to fund future commitments or required capital expenditures on our owned real estate investments may cause borrowers, tenants or lenders to take legal action against us, which could have a material adverse effect on us. However, as of December 31, 2008, we believe our cash flows from operations, available cash and cash equivalents and available borrowings will be adequate to meet our future liquidity needs over the next 12 months. For more information on our contractual commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

We presently have virtually no additional borrowing capacity under our credit and repurchase facilities.

        At December 31, 2008, despite having $69.8 million of unfunded commitments from our lenders, we have virtually no additional borrowing capacity under our credit and repurchase facilities. As a result, we must fund future funding commitments with existing liquidity, including unrestricted cash and cash in our CDOs, or future liquidity resulting from asset sales, which will have a significant impact on our liquidity position. If we are unable to meet future funding commitments, our borrowers or tenants may take legal action against us, which could have a material adverse effect.

We have incurred substantial impairments of our assets and may incur significant loan loss reserves/impairments in the future.

        Due to a variety of factors, including current adverse market conditions affecting the real estate market, we have recorded substantial loan loss reserves. For the year ended December 31, 2008, we recorded approximately $97.9 million in loan loss provisions and impairment losses related to our investments. For the year ended December 31, 2007, we recorded approximately $9.4 million in loan loss provisions and impairment losses related to our investments. Our debt investments and real estate investments may suffer additional loan loss reserves/impairments in the future causing us to recognize significant losses. If we are unsuccessful in renegotiating, selling or otherwise resolving assets that are currently nonperforming or that we expect will become nonperforming, we may experience loss of principal or reduced income available for distributions. Investors and lenders alike could lose confidence in the quality and value of our assets. These impairments, or the perception that these impairments may occur, can depress our stock price, harm our liquidity and materially adversely impact our results of operations. We may be forced to sell substantial assets at a time when the market is depressed in order to support or enhance our liquidity. Despite our need to sell substantial assets, we may be unable to make such sales on favorable terms or at all, further materially damaging our liquidity and operations. If we are unable to maintain adequate liquidity as a result of these impairments or otherwise, you could lose some or all of your investment.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

        We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. Additionally, accounting rules do not permit us to take general loan loss reserves. We must evaluate existing conditions on our debt investments to make determinations to take loan loss reserves on these specific investments. Given current market conditions, it is our belief that many of our debt investments over the next 12 months will encounter adverse conditions that will require us to take significant and material future loan loss reserves that cannot currently be recognized or fully projected. If our reserves for credit losses prove inadequate we could suffer losses which would have a material adverse effect on our financial performance, the market price of our common stock and our ability to make distributions to our stockholders.

Higher loan loss reserves are expected if economic conditions do not improve.

        If the decline in the U.S. and Global economies do not stabilize and reverse in 2009, we will likely experience significant increases in loan loss reserves, potential defaults and asset impairment charges in 2009. Borrowers may also be less able to pay principal and interest on loans if the economy continues to weaken and they continue to experience financial stress. Declining real property values also would increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher loan loss reserves. Any sustained period of increased defaults and foreclosures would adversely affect our interest income, financial condition, business prospects and our cash flows.

Loan loss reserves are particularly difficult to estimate in a turbulent economic environment.

        Our loan loss reserves are evaluated on a quarterly basis. Our determination of loan loss reserves requires us to make certain estimates and judgments, which are particularly difficult to determine during a recession where commercial real estate credit has been nearly shut off and commercial real estate transactions have dramatically decreased. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for a refinancing market returning to commercial real estate in the future and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

The current weakness in the financial markets could adversely affect us and one or more of our lenders, which could result in increases in our borrowing costs, reduction in our liquidity and reductions in the value of the investments in our portfolio.

        The continuing dislocations in the financial markets have adversely affected our counterparties providing repurchase or other credit agreement funding for our loan or CMBS investments or real estate assets, and could cause such counterparties to be unwilling or unable to provide us with additional financing. This could potentially limit our ability to finance our investments and operations, increase our financing costs and reduce our liquidity. If one or more major market participants fails or withdraws from the market, it could negatively impact the marketability of all fixed income securities, and this could reduce the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if our counterparties are unwilling to or unable to provide us with ongoing financing, we could be forced to sell our investments at a time when prices are depressed. If this were to occur, it could prevent us from complying with the REIT asset and income tests necessary to fulfill our REIT qualification requirements or could cause us not to qualify for an exemption from the Investment Company Act, and otherwise materially harm our results of operation and financial outlook.

        Recent developments in the market for many types of mortgage products have resulted in greatly reduced or no liquidity for these assets. Although this reduction in liquidity has been most acute with regard to residential assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

We are dependent on SL Green as the special servicer to our CDOs and may not find a suitable replacement if SL Green terminates the special servicing agreement.

        Currently, SL Green acts as the rated special servicer to our CDOs. If SL Green terminates the special servicing agreement with respect to any of our CDOs, we will be required to replace SL Green with another rated special servicer and may be unable to do so on similar or more beneficial economic and other terms.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us.

        Since mid-2007, and particularly during the second half of 2008, the financial services industry and securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all assets classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in the financial institutions, but more recently in companies in a number of other industries and in the broader markets. The decline in asset values has caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which have creased the downward pressure on asset values and outflows of client funds across the financial services industry. In addition, the increased redemptions and unavailability of credit have required hedge funds and others to rapidly reduce leverage, which has increased volatility and further contributed to the decline of asset values.

        In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or the EESA, was recently enacted. The EESA authorizes the U.S. Secretary of Treasury to create a Troubled Asset Relief Program, or TARP, to, among other things, purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008. The ESSA also provides for a program that would allow companies to insure their troubled assets. The U.S. Treasury has announced the establishment of the following programs under TARP: the Capital Purchase Program, the Targeted Investment Program, the Systemically Failing Institutions Program, the Asset Guarantee Program, the Auto Industry Financing Program and the Homeowner Affordability and Stability Plan, which is partially financed by TARP.

        In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. ARRA also imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients.

        These can be no assurance that these programs will have a beneficial impact on the financial markets, including current extreme levels of volatility. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

        Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in our investment origination volume, loan loss reserves or impairments, margin calls, loan maturities, variations in the timing of prepayments, the degree to which we encounter competition in our markets and general economic conditions.

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

        To maintain our qualification for an exclusion from registration under the Investment Company Act pursuant to Sections 3(c)(5)(C) and 3(c)(6) at least 55% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets under Section 3(c)(5)(C) of the Investment Company Act, and 80% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets and real estate-related assets under Section 3(c)(5)(C) of the Investment Company Act. In addition, we may not issue redeemable securities. To comply with the Section 3(c)(5)(C) exemption, we may from time to time buy RMBS and other qualifying assets. We generally expect that mortgage loans, junior (first loss) interests in whole pool CMBS, CTL and other real property investments, certain distressed debt securities and Tier 1 mezzanine loans to be qualifying assets under the Section 3(c)(5)(C) exemption from the Investment Company Act. Tier 1 mezzanine loans are loans granted to a mezzanine borrower that directly owns interests in the entity that owns the property being financed. The treatment of distressed debt securities as qualifying assets is, and will be, based on the characteristics of the particular type of loan, including its foreclosure rights. Junior (first loss) interests in CMBS pools may constitute qualifying assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Similarly, subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C) provided that, among other things, approval rights in connection with any material decisions pertaining to the administration and servicing of the relevant mortgage loan and, in the event that the mortgage loan becomes non-performing, we have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process.. We generally do not treat non-Tier 1 mezzanine loans and preferred equity investments as qualifying assets. Although we monitor our portfolio periodically and prior to each origination or acquisition of a new asset or disposition of an existing asset, there can be no assurance that we will be able to maintain an exclusion or exemption from registration. Further, we may not be able to invest in sufficient qualifying and/or real estate-related assets and future revision or interpretations of the Investment Company Act may cause us to lose our exclusion or exemption or force us to re-evaluate our portfolio and our business strategy. Such changes may prevent us from operating our business successfully. To the extent that the staff of the SEC provides more specific guidance regarding the treatment of assets as qualifying assets or real estate-related assets, we may be required to adjust our investment strategy accordingly. Any additional guidance from the staff of the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

        As part of its duties under the management agreement, our Manager, in consultation with legal and tax advisors, periodically evaluates our assets, and also evaluates prior to an acquisition or origination the structure of each prospective investment or asset, to determine whether we avoid coming within the definition of investment company in Section 3(a)(1)(C) and/or whether our Manager believes the investment will be a qualifying asset for purposes of maintaining the exemptions found in Sections 3(c)(5)(C) and/or 3(c)(6) from registration under the Investment Company Act. We consult with counsel to verify such determination as appropriate. If we are obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act, including limitations on capital structure, restrictions on specified investments; prohibitions on transactions with affiliates, changes in the composition of our board of directors and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations. In addition, the terms of our management agreement would need to be substantially revised or such agreement would need to be terminated. If the management agreement is terminated, we will, among other things, be in default under our repurchase or other financing facilities and financial institutions will have the right to terminate those facilities and their obligation to advance funds to us to finance our future investments. In addition, we may not be able to identify a replacement manager on favorable terms or at all.

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

We may incur losses as a result of ineffective risk management processes and strategies.

        We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses. Recent market conditions have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.

        The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, such as occurred during 2008, previously uncorrelated indicators may become correlated, or conversely previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we make investments directly through various of our businesses in securities, including private equity, that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions.

We may experience reductions in portfolio income which would reduce our ability to make distributions over time.

        Due to our status as a REIT, we are required to distribute at least 90% of our REIT taxable income to stockholders. We may experience declines in the size of the investment portfolio over time. A reduction in the size of our portfolio would also result in reduced income available for distribution and thereby lessen our ability to make distributions to our stockholders. On December 31, 2008, we announced that our board of directors suspended the quarterly common and preferred stock dividend in order to retain capital for working capital purposes. In January 2009, we exchanged our $150 million of trust preferred securities for a new $150 million junior subordinated debenture. As part of such transaction, we agreed that we will not make any distributions on, or repurchases of, our common stock or preferred stock for all of 2009, other than as may be required to maintain our REIT status.

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

We may experience some volatility in our quarterly earnings due to accounting changes related to the second amended and restated management agreement that we executed in October 2008.

        Prior to amending and restating the management agreement in October 2008, employees of our Manager who provided services to us pursuant to the then-existing management agreement were characterized as our and our Manager's "co-leased employees" for accounting purposes. Stock option awards granted to such persons under our 2004 Equity Incentive Plan were valued by us at the time of grant using the Black-Scholes option pricing model, which value was amortized by us over the option vesting period. However, the amended management agreement that we executed in October 2008 resulted in the re-characterization of such employees for accounting purposes as employees of our Manager, and no longer as our co-leased employees. Consequently, we are now required by FASB Statement No. 123(R), "Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation," to determine fair value of the stock options granted to such persons using a mark-to-market model. This change to fair value accounting treatment of stock option awards previously or hereafter granted to employees of our Manager who provided services to us may increase or decrease our quarterly marketing, general and administrative expenses and create some volatility in our earnings going forward. The impact to our earnings for the quarter ended December 31, 2008 as a result of this change was $820,000 decrease in our marketing, general and administrative expenses for the quarter.

The competitive pressures we face as a result of operating in a highly competitive market could have a material adverse effect on our business, financial condition, liquidity and results of operations.

        The current state of the global credit markets has resulted in a lack of liquidity and significant volatility in the types of asset classes that we have historically invested. These disruptions are currently and are expected to continue to limit our ability and our competitors' ability to execute on historical investment strategies. Upon the return of liquidity to the credit markets, we expect to continue to encounter significant competition in seeking investments. We have significant competition with respect to our acquisition and origination of assets with many other companies, including other mortgage REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We cannot assure you that the competitive pressures we face if not effectively managed may have a material adverse effect on our business, financial condition, liquidity and results of operations.

        Also, as a result of this competition, we may not be able to take advantage of attractive origination and investment opportunities and therefore may not be able to identify and pursue opportunities that are consistent with our objectives. Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to declare distributions to our stockholders.

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

Risk Relating to Our Capital Structure and Access to Liquidity

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, which has negatively impacted our business, and may have a material adverse effect on us.

        Beginning in 2007 and continuing during 2008 and in 2009 to date, the credit and capital markets have been materially impacted. The commercial real estate and mortgage, the asset-backed, corporate and other credit and equity markets have experienced accelerated default rates and declining values. Volatility and risk premiums in most credit and equity markets have increased dramatically while liquidity has decreased. These issues have continued throughout 2008 and into the beginning of fiscal 2009. Increasing concerns regarding the U.S. and world economic outlook, such as large asset write-downs at banks, volatile oil prices, declining business and consumer confidence and increased unemployment, are compounding these issues and risk premiums in most capital markets remain near historical all-time highs. The factors described above have resulted in substantially reduced commercial mortgage loan originations and securitizations, and are precipitating more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, are finding it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

        Due to these conditions, the commercial real estate finance market has experienced higher volatility, reduced liquidity and accelerating default rates. Credit has become more expensive and difficult to obtain for the Company and its competitors. The cost of financing as well as overall market-demanded risk premiums in commercial lending have increased. Most lenders are imposing more stringent restrictions on the terms of credit and there is a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets, further declines in real estate values in the U.S. and continuing credit and liquidity concerns have had a material adverse effect on us. Additionally, there is no assurance that the increased financing costs, financing with increasingly restrictive terms or the increase in risk premiums that are demanded by investors will not have a material impact on our future profitability measures. However, we expect that a portion of the impact of increased capital costs will be offset by increased yields on newly-originated assets, particularly if assets in our existing commercial real estate CDOs are repaid.

If GKK Manager LLC ceases to be our Manager pursuant to the management agreement, financial institutions providing our repurchase agreements may not provide future financing to us.

        The financial institutions that finance our investments pursuant to our repurchase and certain other credit agreements require that GKK Manager LLC remain our Manager pursuant to the management agreement. If GKK Manager LLC ceases to be our Manager, it is an event of default and the financial institutions under these agreements have the right to terminate the agreements and their obligation to advance funds to us to finance our future investments. If GKK Manager LLC ceases to be our Manager for any reason and we are unable to obtain financing under these or replacement credit agreements, our growth may be limited.

Certain of our credit agreements and our CDO financing agreements may limit our ability to make investments.

        In order to borrow money to make investments under our repurchase and certain other credit agreements, our lenders, Wachovia, Goldman and JPMorgan Chase Bank, National Association, or JPMorgan, have the right to review the potential investment for which we are seeking financing. We may be unable to obtain the consent of our lenders to make investments that we believe are favorable to our company. In the event that Wachovia, Goldman or JPMorgan do not consent to the inclusion of the potential asset in the respective facility, we may be unable to obtain alternate financing for that investment. Our lender's consent rights with respect to these credit agreements may limit our ability to execute our business plan.

        Each CDO financing that we engage in contains certain eligibility criteria with respect to the collateral that we seek to acquire and sell to the CDO issuer. If the collateral does not meet the eligibility criteria for eligible collateral as set forth in the transaction documents of such CDO transaction, we may not be able to acquire and sell such collateral to the CDO issuer. The inability of the collateral to meet eligibility requirements with respect to our CDOs may limit our ability to execute our business plan.

We may not be able to issue CDO securities on attractive terms or at all, which may require us to seek more costly financing for our investments or to liquidate assets.

        Conditions in the capital markets have made the issuance of a CDO less attractive or unavailable to us even in instances when we have a sufficient pool of eligible collateral. If we are unable to issue a CDO to finance these assets, or if doing so is not economical, we may be required to seek other forms of potentially less attractive financing or otherwise to liquidate the collateral, which may cause us to incur losses if investor demand for the collateral is weak, which it currently is.

Investor demand for commercial real estate CDOs has been substantially curtailed.

        The recent turmoil in the structured finance markets has negatively impacted the credit markets generally, and, as a result, investor demand for commercial real estate CDOs has been almost entirely curtailed. In recent years, we have relied, to a substantial extent, on CDO financings to obtain match funded financing for our investments. Unless and until the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis, if available. If such other forms of long-term financing are unavailable, it may be necessary to fund our investments using shorter term debt financing, in which case we would not meet our objective of match funding for substantially all of our investments. There can be no assurance as to whether or when demand for commercial real estate CDOs will return or the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

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

        We finance our assets over the long-term through a variety of means, including repurchase agreements, secured and unsecured credit facilities, CDOs, other structured financings and junior subordinated debentures. We have also financed our investments in the past through the issuance of trust preferred securities. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and wider credit spreads. We cannot be certain that these markets, especially the structured finance markets, will provide an efficient source of long-term financing for our assets. Our ability to finance through CDOs is subject to a level of investor demand which has almost entirely been curtailed in the second half of 2007, 2008 and in 2009 to date. If our strategy is not viable, we will have to attempt to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities, if available, may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, to service our debt thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

        In addition, we depend upon the availability of adequate financing sources and capital for our operations. As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain our earnings for new investments. However, our taxable REIT subsidiaries are able to retain (and likely will retain) earnings for investment in new capital, subject to maintaining our qualification as a REIT. We cannot be certain the stockholders that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.

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

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate debt investments would not change, which would adversely affect our profitability.

        Our operating results depend in large part on differences between the income from our debt investments, net of credit losses, and financing costs. In most cases, for any period during which our debt investments are not match-funded, the income from such debt investments will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our debt investments. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit or eliminate our ability to make distributions to our stockholders.

If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.

        We price our assets based on our assumptions about future credit spreads for financing of those assets. We have obtained, and may obtain in the future, longer term financing for our assets using structured financing techniques. Such issuances entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR. If the spread that investors are paying on our current structured finance vehicles and will pay on future structured finance vehicles we may engage in over the benchmark widens and the rates we are charging or will charge on our securitized assets are not increased accordingly, our income may be reduced or we could suffer losses, which could affect our ability to make distributions to our stockholders.

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

        Changes in the market values of our investments in securities available for sale will be directly charged or credited to stockholders' equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of a security is other than temporary, such decline will reduce earnings. Any such charges may result in volatility in our reported earnings and may adversely affect the market price of our common stock. Some of our portfolio investments may be in the form of securities, including CMBS, that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these investments quarterly at fair value as determined in good faith by our Manager. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

        We believe the risk associated with our business is more severe during periods of economic slowdown or recession, such as we are experiencing, if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce our level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to recover the carrying value of the loan. A reduction in capital markets liquidity may cause difficulties for borrowers seeking to refinance existing loans at or prior to maturity, even in instances of satisfactory property cash flow and collateral value. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

Risks Relating Primarily to Gramercy Finance

Our borrowers may increasingly be unable to achieve their business plans due to the economic environment and strain on commercial real estate, which may cause stress in our commercial real estate loan portfolio.

        Many of our commercial real estate loans were made to borrowers who had a business plan to improve the collateral property. The current economic environment has created a number of obstacles to borrowers attempting to achieve their business plans, including lower occupancy rates and lower lease rates across all property types, which continues to be exacerbated by rising unemployment and overall financial uncertainty. If borrowers are unable achieve their business plans, the related commercial real estate loans could go into default and severely impact our operating results and cash flows.

Many of our commercial real estate loans are funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they are depleted.

        Given the transitional nature of many of our commercial real estate loans, we required borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flows were projected to increase sufficiently to cover debt service costs. We also generally required the borrower to replenish reserves if they became deficient due to underperformance or if the borrower wanted to exercise extension options under the loan. Despite low interest rates, revenues on the properties underlying any commercial real estate loan investments will likely decrease in the current economic environment, making it more difficult for borrowers to meet their payment obligations to us. We expect that in the future some of our borrowers may have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.

Credit ratings assigned to our CMBS investments are subject to ongoing evaluation and we cannot assure you that the ratings currently assigned to our investments will not be downgraded or that they accurately reflect the risks associated with those investments.

        Some of the CMBS securities in which we invest are rated by S&P, Moody's and/or Fitch. Rating agencies rate these investments based upon their assessment of the perceived safety of the receipt of principal and interest payments from the issuers of such debt securities. Credit ratings assigned by the rating agencies may not fully reflect the true risks of an investment in such securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on recently available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may in fact be better or worse than the ratings indicate. We try to reduce the impact of the risk that a credit rating may not accurately reflect the risks associated with a particular debt security by not relying solely on credit ratings as the indicator of the quality of an investment. We make our acquisition decisions after factoring in other information, such as the discounted value of a CMBS security's projected future cash flows, and the value of the real estate collateral underlying the mortgage loans owned by the issuing Real Estate Mortgage Investment Conduit, or REMIC, trust. However, our assessment of the quality of a CMBS investment may also prove to be inaccurate and we may incur credit losses in excess of our initial expectations.

        Credit rating agencies may also change their methods of evaluating credit risk and determining ratings on securities backed by real estate loans and securities. These changes have increased in frequency over the past year and in the future may occur quickly and often. For example, Moody's recently announced that it was revising its loss methodology for CMBS and reviewing its outstanding ratings on all conduit and fusion CMBS issued in 2006, 2007 and 2008. These potential downgrades may involve some or all of our CMBS investments, all of which are currently funded through our CDOs, and may cause us to fail to comply with certain CDO covenants regarding minimum credit ratings. Downgrades of CMBS could result in subsequent downgrades in the CDO liabilities issued by our CDOs. On February 19, 2009, Fitch downgraded all 15 classes of bonds issued by the issuer of our August 2007 CDO, including 12 classes which were previously rated BBB- or better and are now rated non-investment grade. The commercial real estate mortgage finance, real estate and capital markets' ability to understand and absorb these changes, and the impact to the securitization market in general, are difficult to predict, and such downgrades could have a material adverse effect on our business, financial condition, liquidity and results of operations.

The CMBS market has been severely impacted by the current economic turbulence, which has had a negative impact on the CMBS that we own.

        Because the CMBS markets remain closed and other participants in the commercial real estate lending have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets. Property values have also decreased over the past year because of scarcity of financing, which, when it is available, has terms generally at much lower leverage and higher cost than available in prior years. Uncertainty regarding future economic conditions and higher returning investment opportunities available in other asset classes have also negatively impacted commercial real estate values. These conditions, together with wide-spread downgrades of CMBS by the rating agencies, significantly higher risk premiums required by investors and uncertainty surrounding commercial real estate generally, have had a negative impact on CMBS and have significantly decreased the current market value of most of the CMBS that we own.

Recent market conditions and the risk of continued market deterioration have caused and may continue to cause uncertainty in valuing our real estate securities.

        The continued market volatility and the lack of liquidity has made the valuation process pertaining to certain of our assets extremely difficult, particularly our CMBS assets for which there is very little market activity. Historically, our estimate of the value of these investments was primarily based on active new issuance and the secondary trading market of such securities as compiled and reported by securities dealers and independent pricing agencies. The current market environment is absent new issuances and there has been very limited secondary trading of CMBS. Therefore, our estimate of fair value, which may be model derived and is based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flows and other relevant market and security-specific data as appropriate. The amount that we could obtain if we were forced to liquidate our securities portfolio into the current market could be materially different than management's best estimate of fair value.

We may not be able to find suitable replacement investments for CDOs within reinvestment periods.

        Some of our CDOs have periods where principal proceeds received from assets securing the CDO can be reinvested only for a defined period of time, commonly referred to as a reinvestment period, and only if we are in compliance with certain collateral quality tests as set forth in the operative documents for each of our CDOs. Our ability to find suitable investments during the reinvestment period that meet the criteria set forth in the CDO documentation and by rating agencies may determine the success of our CDO investments. Our potential inability to find suitable investments may cause, among other things, lower returns, interest deficiencies, hyper-amortization of the senior CDO securities and may cause us to reduce the life of our CDOs and accelerate the amortization of certain fees and expenses.

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

Markets have experienced, and may continue to experience, periods of high volatility accompanied by reduced liquidity.

        Financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating investment portfolio losses as they would be under more normal market conditions. Severe market events have historically been difficult to predict, however, and we could realize significant losses if unprecedented extreme market events were to occur, such as the recent conditions in the global financial markets and global economy.

Our mortgage loans, mezzanine loans, participation interests in mortgage and mezzanine loans, real estate securities and preferred equity investments have been and may continue to be adversely affected by widening credit spreads, and if spreads continue to widen, the value of our loan and securities portfolios would decline further.

        Our investments in commercial real estate loans and real estate securities are subject to changes in credit spreads. When credit spreads widen, as continues to be the case into 2009, the economic value of our existing loans decrease. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the economic value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. The economic value of our commercial real estate loan portfolio and our real estate securities portfolio has been significantly impacted, and may continue to be significantly impacted, by credit spread widening.

Loan repayments are unlikely in the current market environment.

        In the past, a source of liquidity for us was the voluntary repayment of loans. Because the commercial real estate asset-backed markets remain closed, and banks and life insurance companies have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets at maturity. If borrowers are not able to refinance loans at their maturity, the loans could go into default and the liquidity that we would receive from such repayments will not be available. Furthermore, without a functioning commercial real estate finance market, borrowers that are performing on their loans will almost certainly extend such loans if they have that right, which will further delay our ability to access liquidity through repayments.

The loans we invest in and the commercial mortgage loans underlying the CMBS we invest in are subject to risks of delinquency, foreclosure, and loss.

        Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency, foreclosure and loss. CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. These risks of loss are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to pay principal and interest on a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by a number of conditions beyond our control, including:

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

        Investments in mezzanine loans are secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. Frequently, senior loans mature simultaneously and unless extended, the investments in the mezzanine loans may be severely impaired. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse, to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

        We evaluate the collectability of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. We can not be certain that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we actually collect, including amounts we would collect if we chose to sell these investments before their maturity. If we collect less than our estimates, we will record charges which could be material.

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

        An economic downturn could increase the risk of loss on our investments in subordinated CMBS. The prices of lower credit-quality securities, such as the subordinated CMBS in which we may invest, are very sensitive to adverse economic downturns or individual property developments. An economic downturn or a projection of an economic downturn could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying CMBS to make principal and interest payments may be impaired. In such event, existing credit support to a securitized structure may be insufficient to protect us against loss of our principal on these securities.

We may make investments in assets with lower credit quality, which will increase our risk of losses.

        Substantially all of our securities investments have explicit ratings assigned by at least one of the three leading nationally-recognized statistical rating agencies. However, we may invest in unrated securities, enter into leases with unrated tenants or participate in unrated or distressed mortgage loans. An economic downturn, for example, could cause a decline in the price of lower credit quality investments and securities because the ability of the obligors of net leases and mortgages, including mortgages underlying CMBS, to make rent or principal and interest payments may be impaired. If this were to occur, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments and securities. We have not established and do not currently plan to establish any investment criteria to limit our exposure to these risks for future investments.

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

Several of our loans are secured by land parcels in Western United States which have experienced declining value. Absent a recovery of the real estate markets in the near future, the property values may continue to decline and we could be required to record additional loan loss reserves with respect to these loans.

        We hold a first mortgage loan on one commercial land parcel in Arizona with a carrying value of $31.7 million, on one commercial/mixed-use land parcel in Northern California with a carrying value of $58.5 million, and on two single-family residential parcels in California with a carrying value of $66.0 million. Since the time of the loan closings, these geographic markets have experienced extreme weakness in employment, demand for housing and housing prices. As a result, we anticipate that our borrowers may experience difficulty obtaining construction loans to develop these sites and/or refinancing loans with other lenders when our loans mature. Although the Company holds first mortgage loans, and the borrowers have substantial equity stakes at risk, there can be no assurance that, absent a recovery in these markets in the near future, property values will not decline further or that the Company will not be required to record loan loss reserves with respect to these loans.

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

We currently have certain loans that permit interest to be accrued until the loans' maturity or refinancing.

        We currently have several loans that provide for interest accrual, in whole or in part, through loan maturity or refinancing. For loans of this type, often referred to as PIK loans, the time period between interest accrual and collection (as additional loan principal) may extend for 12 months or longer, depending on the term of the PIK loan.

Risks Relating Primarily to Gramercy Realty

A significant portion of our properties are leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.

        A significant portion of our revenue is derived from leases to financial institutions. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate, including negative conditions caused by the recent disruptions in the financial markets. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks' loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base was more diversified.

Certain tenants represent a significant portion of the revenue generated by our Gramercy Realty business and failure of these tenants to perform their obligations or renew their leases upon expiration may adversely affect our cash flow and ability to pay distributions to our stockholders.

        As of December 31, 2008, Bank of America and Wachovia Bank represented approximately 45.5% and 13.4%, respectively, of Gramercy Realty's portfolio base rental income and occupied approximately 46.8% and 18.3%, respectively, of our total rentable square feet. The default, financial distress or insolvency of Bank of America or Wachovia Bank, or the failure of any of these parties to renew their leases with us upon expiration, could cause interruptions in the receipt of lease revenue from these tenants and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale. We may be unable to lease the vacant property at a comparable lease rate or at all, which could have a material adverse impact on our operating results and financial condition as well as our ability to make distributions to stockholders.

Our cash flow will be impaired when Bank of America, N.A., as tenant under our Dana Portfolio lease, ceases making base rental payments in January 2011

        Our Dana Portfolio consists of 13 office buildings and two parking facilities containing approximately 3.7 million square feet that we lease primarily to Bank of America pursuant to a lease that we acquired in the American Financial merger. Under the terms of that lease, which was originally entered into by Bank of America, as tenant, and Dana Commercial Credit Corporation, as landlord, as part of a larger bond-net lease transaction, Bank of America is required to make annual base rental payments of approximately $40.4 million in 2009 and 2010, annual base rental payments of approximately $3.0 million in 2011 and no annual base rental payments from 2012 through lease expiration in June 2022. Starting in January 2011, our cash flow will be impaired by Bank of America's reduction in annual base rent under the Dana Portfolio lease to the extent that we are unable to generate an equivalent amount of net rent by leasing space vacated by Bank of America within the Dana Portfolio to new third party tenants.

Certain of our leases permit our tenants to terminate their leases, in whole or in part, prior to their stated lease expiration dates, sometimes with little or no termination fee being paid to us

        Certain of our leases, including our two large portfolio leases with Bank of America that we refer to the BBD 1 and BBD 2 Portfolios, our large portfolio lease with Wachovia Bank that we refer to as the WBBD Portfolio and our Dana Portfolio lease with Bank of America, permit our tenants to terminate their lease as to all or, in most cases, a portion of the leased premises prior to their stated lease expiration dates. Most such terminations can be effectuated by our tenants with little or no termination fee being paid to us. When tenants exercise early termination rights, our cash flow and earnings will be adversely affected to the extent that we are unable to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants. Our tenants are contractually permitted to shed approximately 383,000 square feet of leased premises in 2009 and, assuming that all potential terminations are exercised during that year, an additional approximately 241,000 square feet of leased premises in 2010. The 2009 and 2010 potential terminations constitute approximately 1.6% and 1.0%, respectively, of the currently leased premises in our Gramercy Realty portfolio. In addition, Bank of America has noticed us of their election to vacation and surrender in June 2009 approximately 958,000 square feet of space currently occupied by them in the Dana Portfolio, although such surrender will not reduce the annual base rental otherwise required to be paid to us by Bank of America under the Dana Portfolio lease, and in June 2010 approximately 113,000 square feet of space currently occupied by them in the Charlotte, North Carolina, building we refer to as 101 Independence Center.

Rising operating expenses relating to our properties could reduce our cash flow and funds available for future distributions.

        Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If the properties do not generate revenue sufficient to meet operating expenses, including debt service, tenant improvements, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover these expenses. This could harm our cash flow and ability to make distributions to our stockholders.

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

        Many of our tenants are banks that are not eligible to be debtors under the federal bankruptcy code, but would be subject to the liquidation and insolvency provisions of applicable banking laws and regulations. If the FDIC were appointed as receiver of a banking tenant because of a tenant's insolvency, we would become an unsecured creditor of the tenant and be entitled to share with the other unsecured non-depositor creditors in the tenant's assets on an equal basis after payment to the depositors of their claims. The FDIC has broad powers to reject any contract (including a lease) of a failed depository institution that the FDIC deems burdensome if the FDIC determines that such rejection is necessary to promise the orderly administration of the institutions affairs. By federal statute, a landlord under a lease rejected by the FDIC is not entitled to claim any damages with respect to the disaffirmation, other than rent through the effective date of the disaffirmation. The amount paid on claims in respect of the lease would depend on, among other factors, the amount of assets of the insolvent tenant available for unsecured claims. We may recover substantially less than the full value of any unsecured claims, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders at historical levels or at all.

We have in the past acquired a substantial number of vacant bank branches, which are specialty-use properties and therefore may be more difficult to lease to non-banks.

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

Certain of our mortgage loans that we assumed in connection with the merger, impose "cash traps" when the financial performance of the property or the portfolio of properties securing such loans fails to meet certain pre-determined financial metrics, which if enforced could adversely affect our financial condition and operating results.

        If the provisions relating to "cash traps" in our mortgage loans are triggered as a result of the failure of the mortgaged properties to meet certain financial performance metrics, we may be required to fund excess cash flow into reserve accounts with our mortgage lenders until compliance with the required metrics is achieved and, in such event, our liquidity will be negatively impacted and this could have a material adverse effect on our results of operations and financial condition.

The consideration paid for our properties may exceed fair market value, which may harm our financial condition and operating results.

        Under our formulated price contracts governing the terms of property purchases made prior to our merger with American Financial, we were obligated to purchase properties at a formulated price based on independent appraisals using a valuation methodology that values the properties based on their highest and best use and their alternative uses, and then applies a negotiated discount or, in some cases, a premium. Therefore, where we ultimately lease or sell a property to a non-bank, the fair market value of the property measured with respect to the lease or sale may be less than the purchase price that we paid for the property. In addition, the consideration that we pay for our properties not acquired under a formulated price contract will be based upon numerous factors and such properties will often be purchased in negotiated transactions rather than through a competitive bidding process.

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

We structure many of our real property acquisitions using complex structures often based on forecasted results for the acquisitions, and if the acquired properties underperform forecasted results, our financial condition and operating results may be harmed.

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

        We have entered into agreements with third party management companies to provide property management services for a significant number of our office buildings, and we expect to enter into similar third party management agreements with respect to office buildings we acquire in the future. We cannot supervise these third party managers and their personnel on a day-to-day basis and we cannot assure you that they will manage our properties in a manner that is consistent with their obligations under our agreements, that they will not be negligent in their performance or engage in other criminal or fraudulent activity, or that these managers will not otherwise default on their management obligations to us. If any of the foregoing occurs, our relationships with our tenants could be damaged, which may prevent the tenants from renewing their leases, and we could incur liabilities resulting from loss or injury to our properties or to persons at our properties. If we are unable to lease our properties or we become subject to significant liabilities as a result of third party management performance issues, our operating results and financial condition, as well as our ability to pay dividends to stockholders, could be substantially harmed.

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

        Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos-containing materials, or ACMs, when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third parties to seek recovery against us for personal injury associated with ACMs. There are or may be ACMs at certain of our properties. We have either developed and implemented or are in the process of developing and implementing operations and maintenance programs that establish operating procedures with respect to ACMs.

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

        All of our properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions with respect to their operations, we could be required to expend our own funds to achieve such compliance should our tenants fail to do so. In addition, we (and not our tenants) are generally required to comply with ADA provisions within the parking lots, access ways and other common areas of the properties we own and to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our ability to pay dividends to stockholders at historical levels or at all.

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

CTL and real estate investments may generate losses.

        The value of our investments and the income from our real estate investments may be significantly adversely affected by a number of factors, including:

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

We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their obligations under our leases.

        We own the properties leased to the tenants of our CTL and real estate investments and we receive rents from the tenants during the terms of our leases. A tenant's ability to pay rent is determined by the creditworthiness of the tenant. If a tenant's credit deteriorates, the tenant may default on its obligations under our lease and the tenant may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our CTL and real estate investments. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant's bankruptcy filing could be required to be returned to the tenant's bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease. In other circumstances, where a tenant's financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the agreed rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our financial performance, the market prices of our securities and our ability to pay dividends could be materially adversely affected.

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

Lease defaults or terminations or landlord-tenant disputes may adversely reduce our income from our leased property portfolio.

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

Lease defaults or terminations or landlord-tenant disputes may adversely reduce our income from our leased property portfolio.

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

        We are largely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We have entered into a management agreement with our Manager that terminates in December 2009, subject to automatic, one-year renewals. We are subject to the risk that our Manager will terminate the management agreement and that no suitable replacement will be found to manage us or that we will be unable to directly hire the employees of our Manager. We believe that our success depends to a significant extent upon the experience of our Manager's executive officers, whose continued service is not guaranteed. If our Manager terminates the management agreement, or if any of its key employees cease to work for our Manager, we may not be able to execute our business plan.

The departure of certain members of the senior management of our Manager or the loss of our access to SL Green investment professionals and principals may adversely affect our ability to achieve our investment objectives.

        We depend on the diligence, skill and network of business contacts of our senior executives, all of whom are currently employed by our Manager. The departure from our Manager of any of our senior executives could have a material adverse effect on our ability to achieve our investment objectives.

There are conflicts of interest in our relationship with our Manager, which could result in decisions that are not in the best interest of holders of our securities.

        We are subject to potential conflicts of interest arising out of our relationship with SL Green and our Manager. Two of SL Green's executive officers are also directors of our company and each of our executive officers also serves as officers of our Manager.

        In addition, our Manager and our executives may have conflicts between their duties to us and their duties to, and interests in, SL Green and/or our Manager. Our Manager is not required to devote a specific amount of time to our operations. There may also be conflicts in allocating investments which are suitable both for us and SL Green. SL Green has agreed generally that it will not acquire fixed income or preferred equity investments during the term of the management agreement. However, there are several exceptions, including debt instruments with equity characteristics, distressed debt and refinancings of existing SL Green debt investments. As a result, SL Green may compete with us with respect to certain investments which we may want to acquire, and as a result we may either not be presented with the opportunity or have to compete with SL Green to acquire these investments. Our Manager may choose to allocate favorable investments to SL Green instead of to us.

        We pay our Manager substantial base management fees regardless of the performance of our portfolio. SL Green, of which our Manager is a wholly-owned subsidiary, also owns Class B limited partner interests in our operating partnership, which entitles it to receive quarterly distributions based on financial performance. In evaluating investments and other management strategies, this may lead our Manager to place emphasis on the maximization of revenues at the expense of other criteria, such as preservation of capital. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our invested portfolio.

        Termination of, or failure to, renew the management agreement without cause requires us to pay substantial amounts of termination fees and redeem the Class B limited partner interests. If the management agreement is terminated, or not renewed for any or no reason, we will be required to pay a termination fee equal to the management fee earned by our Manager during the 12-month period immediately preceding the effective date of the termination, unless we become self-managed, in which event no termination fee shall be due and payable to our Manager. We are also required to redeem the Class B limited partner interests upon termination of the management agreement. These provisions may increase the effective cost to us of terminating, or failing to renew, the management agreement, thereby adversely affecting our ability to terminate or not renew the management agreement without cause.

The liability of our Manager is limited under our management agreement, and we have agreed to indemnify our manager against certain liabilities, which may expose us to significant expenses.

        Pursuant to our management agreement, our Manager has not assumed any responsibility other than to render the services called for thereunder and our Manager is not responsible for any action of our board of directors in following or declining to follow our Board of Director's advice or recommendations. Our Manager and its members, managers, officers, employees and affiliates (including SL Green) are not liable to us, any of our subsidiaries, our directors, our stockholders or any stockholders of our subsidiaries for acts performed in accordance with and pursuant to our management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under our management agreement. We have agreed to indemnify our manager and its members, managers, officers employees and affiliates and each person controlling our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to our management agreement.

Our assets that we acquire by foreclosure or by similar conveyance may be subject to purchase rights or rights of first offer in favor of SL Green, which could reduce their marketability or value.

        Pursuant to our origination agreement with SL Green, we have granted SL Green purchase rights with respect to certain of our assets. When we acquire a direct or indirect ownership interest in real property or interests in real property located in metropolitan New York or Washington, D.C. by foreclosure or similar conveyance or transfer, SL Green has the right to purchase such ownership interest at a price equal to the sum of (i) our unpaid principal balance on the date we foreclosed on or acquired the asset, (ii) interest through the date of SL Green's purchase and (iii) legal costs incurred by us directly related to the conveyance of the property and the exit fee due upon prepayment or repayment, both to the extent payable by the borrower under the initial loan documentation. We refer to this amount as the "par value." If we seek to sell the asset and receive a bona fide offer to acquire the asset for cash that we desire to accept, SL Green may purchase the asset at the lower of the par value and the third party's offer price.

        Similarly, our agreements with SL Green in connection with our commercial property investments in 885 Third Avenue and Two Herald Square, contain a buy-sell provision that can be triggered by us in the event we and SL Green are unable to agree upon a major decision that would materially impair the value of the assets. Such major decisions involve the sale or refinancing of the assets, any extensions or modifications to the leases with the tenant therein or any material capital expenditures.

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

        Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on our Manager's ability to identify investments that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our Manager's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. The senior management team of our Manager has substantial responsibilities under the management agreement. We can offer no assurance that the senior management team of our Manager or any of the other employees of our Manager or our Company will contribute to our growth. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to our stockholders.

Our board of directors has approved very broad investment guidelines for the Manager and does not approve each investment decision made by the Manager.

        Our Manager is authorized to follow very broad investment guidelines. Our directors review our investment guidelines and our investment portfolio annually and as often as they deem necessary. However, our board of directors does not review each proposed investment. The investment committee of our board of directors must unanimously approve all transactions involving investments of (i) $50 million or more with respect to CMBS investments, (ii) $35 million or more with respect to whole loans, (iii) $30 million or more with respect to subordinate interests in whole loans, and (iv) $20 million or over with respect to mezzanine loans, preferred equity, and CTL and real estate investments. The full board of directors must approve investments (i) over $75 million with respect to whole loans and CMBS investments, (ii) over $65 million with respect to subordinate interests in whole loans, (iii) over $55 million with respect to mezzanine loans, and (iv) over $50 million with respect to preferred equity and CTL and real estate investments. Our Manager has full discretion to make investments on our behalf under (i) $50 million with respect to CMBS investments, (ii) $35 million with respect to whole loans, (iii) $30 million with respect to subordinate interests in whole loans, and (iv) $20 million with respect to mezzanine loans, preferred equity and CTL and real estate investments. Approval limits are based on the investment amount less any origination fees, discounts or other up-front fees we receive in connection with the investment. In addition, in conducting periodic reviews, the directors rely primarily on information provided to them by our Manager. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types of assets it may decide are proper investments for us. Decisions made and investments entered into by our Manager may not fully reflect the stockholder's best interests.

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

Our Chief Financial Officer will step down from his post shortly after we file our Annual Report on Form 10-K. Our board of directors is conducting a search for a replacement. However, there is no guarantee we will be able to find a suitable replacement on a timely basis.

        John B. Roche, our Chief Financial Officer, will step down from his post shortly after we file our Annual Report on Form 10-K for the year ended December 31, 2008 but in no event later than April 15, 2009. Our board of directors has begun the search for a replacement. However, there is no guarantee that we will be able to find a suitable replacement on a timely basis. If we are unable to find a suitable permanent replacement before Mr. Roche leaves, we will need to appoint an interim Chief Financial Officer. The prolonged absence of a permanent Chief Financial Officer could adversely impact our business and results of operations.

Risks Related to Our Organization and Structure

The concentration of our ownership may adversely affect the ability of investors to influence our policies.

        SL Green owns approximately 12.5% of the outstanding shares of our common stock. In addition, SL Green has the right to purchase, which will require stockholder approval after July 2009, up to 25% of the shares in any future offering of common stock. Accordingly, SL Green has significant influence over us. The ownership level of SL Green may discourage or prevent others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. This concentration of ownership may result in decisions affecting us that may not serve the best interest of all stockholders.

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

        A person is not an interested stockholder under the statute if our board of directors approves in advance the transaction by which he otherwise would have become an interested stockholder.

        After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by our board of directors of the corporation and approved by the affirmative vote of at least:

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

Our common stock may be delisted by the New York Stock Exchange, or the NYSE, which would severely decrease its liquidity.

        Our common stock is currently listed for trading on the NYSE. The NYSE's continued listing standard requires a minimum $1.00 average closing price over a 30 consecutive trading day period. On February 26, 2009, the NYSE filed an immediately effective rule proposal with the SEC suspending the minimum $1.00 average closing price requirement through June 30, 2009. Our continued ability to qualify for listing on the NYSE will depend on how our stock price trades and the extent to which, if at all, the NYSE modifies its continued listing requirements after the June 30, 2009, moratorium date.

        The NYSE's continued listing standards for REITs also provide, among other things, that our 30-day trailing average global equity market capitalization cannot fall below $25.0 million (this standard has temporarily been lowered to $15.0 million through June 30, 2009). As of March 12, 2009, our global equity market capitalization was approximately $42.4 million. Our continued ability to qualify for listing on the NYSE will depend on how our stock price trades and the extent to which, if at all, the NYSE modifies its continued listing requirements after the June 30, 2009, moratorium date.

        Once delisted, our common stock would no longer be traded on the NYSE, and any trading of our common stock would occur in the over-the-counter market. A delisting of our common stock would likely reduce the liquidity and market price of such stock. The delisting of our common stock could also reduce our ability to retain, attract and motivate our directors and officers, and to compensate our manager, all of whom may receive equity awards from us as compensation.

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

        We intend to continue to make distributions to our stockholders to comply with the REIT distribution requirements and avoid corporate income tax and/or excise tax. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement or avoid corporate income or excise tax. We may own assets that generate mismatches between taxable income and available cash. These assets may include (a) securities that have been financed through financing structures which require some or all of available cash flows to be used to service borrowings, (b) loans or CMBS we hold that have been issued at a discount and require the accrual of taxable economic interest in advance of receipt in cash and (c) distressed debt on which we may be required to accrue taxable interest income even though the borrower is unable to make current debt service payments in cash. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms or (c) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt to comply with REIT requirements.

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

        The existing REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations. Except to the extent provided by Treasury regulations, (i) for transactions entered into on or prior to July 30, 2008, any income from a hedging transaction we enter into in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test (and will generally constitute non-qualifying income for purposes of the 75% gross income test) and (ii) for transactions entered into after July 30, 2008, any income from a hedging transaction where the instrument hedges interest rate risk on liabilities used to carry or acquire real estate or hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests will be excluded from gross income for purposes of the 75% and 95% gross income tests. To qualify under either (i) or (ii) of the preceding sentence, the hedging transaction must be clearly identified as specified in Treasury regulations before the close of the day on which it was acquired, originated or entered into. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to less than 5% of our annual gross income (determined without regard to gross income from qualified hedging transactions). As a result, we may have to limit our use of certain hedging techniques or implement those hedges through TRSs. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to satisfy the 75% or 95% limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause and not due to willful neglect, and we meet certain other technical requirements. Even if our failure was due to reasonable cause, we might incur a penalty tax.

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

        We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2009-15, up to 90% of any such taxable dividend for 2008 and 2009 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

        Further, while Revenue Procedure 2009-15 applies only to taxable dividends payable in cash or stock in 2008 and 2009, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

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

        As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gains) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we have and intend to continue to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

Although our use of TRSs may be able to partially mitigate the impact of meeting the requirements necessary to maintain our qualification as a REIT, our ownership of and relationship with our TRSs will be limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

        A REIT may own up to 100% of the stock of one or more TRSs. A TRS generally may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for tax years commencing before January 1, 2009) of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

        Our TRSs, including GKK Trading Corp., GIT Trading Corp. and American Financial TRS, Inc., will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. We anticipate that the aggregate value of TRS securities owned by us will be less than 25% of the value of our total assets (including such TRS securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the rule that no more than 25% (20% for tax years commencing before January 1, 2009) of the value of a REIT's assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm's-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 25% (20% for tax years commencing before January 1, 2009) limitation discussed above or avoid application of the 100% excise tax discussed above.

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

        A corporation which qualifies as a REIT is entitled to a deduction for dividends that it pays and, therefore, will not be subject to U.S. federal corporate income tax to the extent such corporation's net income is currently distributed to its stockholders. However, should the corporation cease to qualify as a REIT it would no longer be entitled to a deduction for dividends paid and would therefore be required to pay U.S. federal corporate level tax on its net income regardless of any dividends paid.

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

  •
  the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;

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

  •
  the resolution of our non-performing and sub-performing assets;

  •
  our ability to comply with financial covenants in our debt instruments, but specifically in our Wachovia credit facility, Goldman repurchase facility, KeyBank unsecured credit facility, JPMorgan Chase repurchase facility, our loan agreement with PB Capital Corporation, our mortgage loan and mezzanine loan with a syndicate led by Goldman Sachs & Co. and Citigroup borrowed in connection with our merger with American Financial, and our CDOs;

  •
  the adequacy of our cash reserves, working capital and other forms of liquidity;

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

  •
  certain factors relating to our recent acquisition of American Financial including, but not limited to, the ability to integrate American Financial's business and to achieve expected synergies, operating efficiencies and other benefits, or within expected cost projections, and to preserve the goodwill of the acquired business, and the amount of expenses and other liabilities incurred or accrued in connection with closing of the Merger; and

  •
  other factors discussed under Item IA Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2008 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of Form 10-Q.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2008, we did not have any unresolved comments with the Staff of the SEC.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. We also have regional offices located in Los Angeles, California, Jenkintown, Pennsylvania, and Charlotte, North Carolina. We can be contacted at (212) 297-1000. We maintain a website at www.gramercycapitalcorp.com.

        As of December 31, 2008, Gramercy Finance held interests in three credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

        As of December 31, 2008, Gramercy Realty owned a portfolio comprised of 706 bank branches, 337 office buildings and eight land parcels, of which 82 bank branches and one office building were partially owned through joint ventures. Our wholly-owned properties aggregated approximately 26.4 million rentable square feet and our partially-owned properties aggregated approximately 0.8 million rentable square feet, including 0.4 million rentable square feet in an unconsolidated joint venture. As of December 31, 2008, the occupancy of our wholly-owned properties was 88.7% and the occupancy for our partially-owned properties was 99.9%. Our two largest tenants are Bank of America and Wachovia Bank (now owned by Wells Fargo) and, as of December 31, 2008, they represented approximately 35.5% and 16.2%, respectively, of the rental income of our portfolio and occupied approximately 46.8% and 18.3%, respectively, of our total rentable square feet.

        Summarized in the table below are our key property portfolio statistics as of December 31, 2008:

	Number of Properties		Square Feet		Occupancy
Portfolio	At Acquisition	At December 31, 2008	At Acquisition	At December 31, 2008	At Acquisition	At December 31, 2008
Core	653	644	20,935,260	20,747,772	96.4%	96.0%
Value—Add(1)	303	222	5,265,870	4,721,333	65.8%	70.1%

Subtotal	956	866	26,201,130	25,469,105	90.3%	91.2%

Held for Sale(2)	96	103	2,382,666	1,337,709	57.1%	42.1%

Total	1,052	969	28,583,796	26,806,814	87.5%	88.7%

(1)
Reflects one leasehold termination.

(2)
Includes two properties reclassified from Value-Add to Held for Sale.

        Gramercy Realty owns properties in 38 states and Washington, D.C. Set forth below are the top ten states based on percent of portfolio net operating income:

States	Number of Properties(1)	Rentable Sq. Ft.	% of Portfolio Rentable Sq. Ft.	% Leased	% of Portfolio NOI
1 North Carolina	183	4,275,239	15.9%	97.6%	21.1%
2 Florida	155	3,296,639	12.3%	87.9%	13.4%
3 Virginia	48	2,761,278	10.3%	89.5%	11.1%
4 Georgia	73	1,530,101	5.7%	90.3%	6.2%
5 Pennsylvania	48	1,476,737	5.5%	92.3%	5.9%
6 California	95	1,512,021	5.6%	94.4%	5.7%
7 Maryland	7	1,008,233	3.8%	97.5%	5.6%
8 Missouri	21	1,415,104	5.3%	86.5%	4.7%
9 Illinois	14	1,432,194	5.3%	77.8%	3.6%
10 Delaware	2	378,723	1.4%	100.0%	2.6%

Totals	646	19,086,269	71.2%	91.2%	79.8%

(1)
Land parcels are excluded from property totals.

        At December 31, 2008, we had no single property with a book value equal to or greater than 10% of our total assets. For the year ended December 31, 2008, we had no single property with gross revenues equal to or greater than 10% of our total revenues.

        As of December 31, 2008, the occupancy of Gramercy Realty's wholly-owned properties was 88.7% and the occupancy of our partially-owned properties was 99.9%. Our two largest tenants are Bank of America and Wachovia (now owned by Wells Fargo) and, as of December 31, 2008, they represented approximately 35.5% and 16.2%, respectively, of the rental income of our portfolio and occupied approximately 46.8% and 18.3%, respectively, of our total rentable square feet. No other Gramercy Realty tenant pays rent representing more than 5.0% of the rental income of our portfolio or occupies more than 5.0% of our total rentable area.

        A detailed listing of our properties is presented in item 8—schedule III-Real Estate and Accumulated Depreciation.

Bank of America, N.A.

        Our leases with Bank of America include the multi-property portfolio leases that we refer to as the BBD 1, BBD 2, Dana and PREFCO Portfolios, a lease for a Charlotte, North Carolina, office property and a lease for a St. Louis, Missouri, office property.

        The BBD1 Portfolio is comprised of 119 commercial office properties containing approximately 5.7 million square feet. Approximately 4.7 million square feet, or 82.3% of the BBD1 Portfolio, is leased to Bank of America for a term ending June 30, 2023. The base rent paid by Bank of America under the BBD1 Portfolio lease equals $8.74 per square foot, escalating to $8.87 per square foot in 2013 and $9.00 per square foot in 2018. In addition, Bank of America pays its proportionate share of property operating expenses, including capital items on an amortized basis. The BBD 1 Portfolio lease permits Bank of America to reduce its leased premises by approximately 26,687 square feet through December 31, 2011, by an additional 104,223 square feet commencing January 1, 2012, and by an additional 104,223 square feet commencing January 1, 2017, all upon 60 days' prior notice and without payment of a termination fee. Bank of America has the right to renew the BBD 1 Portfolio lease, in whole or in part, for up to six consecutive terms of five years each, ending not later than June 30, 2053. Bank of America Corporation has guaranteed the lessee's obligations under the BBD 1 Portfolio lease.

        The BBD 2 Portfolio is comprised of 154 commercial office properties containing 4.6 million square feet. Approximately 3.4 million square feet, or 74.0% of the BBD2 Portfolio, is leased to Bank of America for a term ending September 30, 2019. The base rent paid by Bank of America under the BBD2 Portfolio lease equals $6.80 per square foot, escalating to $6.90 in 2009 and $7.00 per square foot in 2014. In addition, Bank of America pays its proportionate share of property operating expenses, including capital items on an amortized basis. The BBD 2 Portfolio lease permits Bank of America to reduce its leased premises by approximately 132,232 square feet through March 31, 2013, and by an additional 141,430 square feet commencing April 1, 2013, all upon 60 days' prior notice and without payment of a termination fee. In addition, Bank of America may reduce its leased premises by up to approximately 200,000 square feet upon 56 weeks' prior notice and the payment of a termination fee. Bank of America has the right to renew the BBD 2 Portfolio lease, in whole or in part, for up to 17 consecutive terms of five years each for all banking center properties and for up to 7 consecutive terms of five years each for all other properties. Bank of America Corporation has guaranteed the lessee's obligations under the BBD 2 Portfolio lease.

        The Dana Portfolio consists of 13 office buildings and two parking facilities containing approximately 3.8 million square feet of which approximately 3.2 million square feet, or 84.9%, is currently leased to Bank of America. Under the Dana Portfolio lease, which was originally entered into by Bank of America, as tenant, and Dana Commercial Credit Corporation, as landlord, as part of a larger bond-net lease transaction, Bank of America is required to make annual base rental payments of approximately $40.4 million in 2009 and 2010, annual base rental payments of approximately $3.0 million in 2011 and no annual base rental payments from January 2012 through lease expiration in June 2022. From January 2012 until the expiration of the initial term of the Dana Portfolio lease, Bank of America is only required to pay operating expenses, including capital items as incurred, on the space that it occupies. As permitted by the Dana Portfolio lease, Bank of America has noticed us of their election to vacate and surrender in June 2009 approximately 958,000 square feet of space currently leased by them in the Dana Portfolio. This surrender will not reduce the annual base rental otherwise required to be paid to us by Bank of America under the Dana Portfolio lease Bank of America is required to vacate and surrender an additional approximately 700,000 square feet of space in June 2015. If Bank of America fails to vacate space as otherwise permitted under the lease, Bank of America is obligated to pay additional rent as provided in the lease agreement for the space it does not vacate.

        The Bank of America PREFCO Portfolio is comprised of 71 retail bank branches containing approximately 315,143 square feet. Bank of America net leases 100% of the PREFCO Portfolio for a term ending on September 30, 2023. Bank of America is required to make annual base rental payments of approximately $5.3 million in 2009 and annual base rental payments of approximately $4.8 million from 2010 through 2023. In addition, Bank of America operates and maintains each of the properties leased under the PREFCO Portfolio at Bank of America's sole cost and expense. Bank of America has the right to renew the PREFCO Portfolio lease, in whole or in part, for up to 30 years in consecutive terms of not less than 5 years (but not more than 10 years), ending not later than September 30, 2053.

        In Charlotte, North Carolina, Bank of America leases approximately 375,536 square feet or approximately 69.2% of the building area. The base rent paid by Bank of America at this location equals $17.94 per square foot. In Saint Louis, Missouri, Bank of America leases approximately 379,001 square feet or approximately 50.5% of the building area. The base rent paid by Bank of America at this location equals $12.26 per square foot.

Wachovia Bank, National Association

        Our leases with Wachovia (now owned by Wells Fargo) include the multi-property portfolio leases that we refer to as the WBBD and PREFCO Wachovia Portfolios.

        Our WBBD Portfolio is comprised of 80 commercial office properties containing 4.6 million square feet. Approximately 4.0 million square feet, or 87.1% of the WBBD Portfolio, is leased to Wachovia, or Wachovia, for a term ending September 30, 2024. The base rent per square foot paid by Wachovia under the BBD1 Portfolio lease equals $5.95 per square foot, escalating to $6.04 per square foot in 2014 and $6.13 per square foot in 2019. In addition, Wachovia pays its proportionate share of property operating expenses, including capital items on an amortized basis. The WBBD Portfolio lease permits Wachovia to reduce its leased premises by approximately 229,395 square feet through September 30, 2012, by an additional 234,336 square feet commencing October 1, 2012, and by an additional 234,336 square feet commencing October 1, 2017, all upon nine months' prior notice but without payment of a termination fee. Wachovia has the right to renew the WBBD Portfolio lease, in whole or in part, for up to six consecutive terms of five years each, ending not later than September 30, 2053. Wachovia Corporation has guaranteed the lessee's obligations under the WBBD Portfolio lease.

        The Wachovia PREFCO Portfolio is comprised of two groups of properties that we refer to as the "Group A Properties," consisting of 23 retail bank branches containing approximately 150,000 square feet, and the "Group B Properties," consisting of 51 retail bank branches containing approximately 800,000 square feet. Approximately 950,000 square feet, or 100% of the Wachovia PREFCO Portfolio, is net leased to Wachovia. The Group A Properties are leased to Wachovia for a term ending on March 31, 2023, and Wachovia is required to make quarterly base rental payments for the Group A Properties in the amount of approximately $600,000 through such lease expiration date. The Group B Properties are leased to Wachovia for a term ending on August 31, 2010, and Wachovia is required to make quarterly base rental payments for the Group B Properties in the amount of approximately $7.1 million for the quarter ending May, 2009, approximately $1.3 million for the quarters ending August, 2009, November, 2009, February, 2010, and August, 2010, and $7.5 million for the quarter ending May, 2010. In addition, Wachovia operates and maintains the Group A Properties and the Group B Properties at Wachovia's sole cost and expense. Wachovia has the right to renew the Group A Properties and the Group B Properties, in whole or in part, for up to 4 consecutive terms of 5 years each.

Leased Properties

        We have entered into an agreement to sublease approximately 292,019 square feet in an office building in Jersey City, New Jersey, through September 2017. Of this space, we have in turn sublet 229,902 square feet. We have also assumed certain management functions with respect to an additional 295,124 square feet of space in the same building that has been subleased to third party tenants through this same term. In the event that any of these third party tenants defaults on their lease obligations or fails to renew their lease upon expiration, we have agreed to sublease this additional space through September of 2017.

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2008, we were not involved in any material litigation nor, to management's knowledge, is any material litigation threatened against us or our Manager.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 2, 2004 under the symbol "GKK." On March 13, 2009, the reported closing sale price per share of common stock on the NYSE was $0.80 and there were approximately 260 holders of record of our common stock. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE for the year ended December 31, 2008 and 2007 and the distributions paid by us with respect to the periods indicated.

	2008			2007
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$24.00	$15.54	$0.63	$38.30	$28.61	$0.56
June 30	$22.36	$11.59	$0.63	$34.86	$27.10	$0.63
September 30	$11.89	$2.48	$—	$30.00	$20.03	$0.63
December 31	$2.66	$0.70	$—	$28.51	$20.03	$2.63

        If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. Our board of directors elected to not pay for the third and fourth quarters of 2008 a dividend on the shares of our common stock, which for the second quarter of 2008 was $0.63 per share. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share for the fourth quarter. The preferred stock dividend has been accrued for as of December 31, 2008. Based on current estimates of taxable income, we believe cumulative distributions made in 2008 will satisfy our REIT distribution requirements. In January 2009, we exchanged our $150 million of trust preferred securities for a new $150 million junior subordinated debenture. As part of such transaction, we agreed that we will not make any distributions on, or repurchases of, our common stock or preferred stock for all of 2009, other than as may be required to maintain our REIT status.

        We expect to continue our policy of generally distributing 100% of our taxable income through dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends" for additional information regarding our dividends.

        All distributions for the year ended December 31, 2008 represented distributions of taxable earnings. For the year ended December 31, 2007, we declared dividends of $4.45 per share, of which $2.00 represented distributions of taxable earnings and profits and $2.45 represented a capital gain distribution. All distributions for the year ended December 31, 2006 represented distributions of taxable earnings.

        The following table summarizes information, as of December 31, 2008, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,691,336	$18.09	1,733,606
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,691,336	$18.09	1,733,606

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

Operating Data (In thousands, except per share data)

	For the Year ended December 31, 2008	For the Year ended December 31, 2007	For the Year ended December 31, 2006	For the Year ended December 31, 2005	For the Period April 12, 2004 (formation) through December 31, 2004
Total revenues	$602,120	$315,444	$198,178	$88,085	$7,151
Property operating expenses	138,503	—	—	—	—
Interest expense	267,811	172,094	96,909	33,771	1,463
Management fees	30,299	22,671	16,668	9,600	1,965
Incentive fee	2,350	32,235	7,609	2,276	—
Depreciation and amortization	71,454	2,158	1,209	672	38
Marketing, general and administrative	17,616	13,534	11,957	6,976	1,358
Provision for possible loan losses	97,853	9,398	1,430	1,030	—

Total expenses	625,886	252,090	135,782	54,325	4,824

Income (loss) before equity in net income (loss) of unconsolidated joint ventures, provision for taxes, minority interest and discontinued operations	(23,766)	63,354	62,396	33,760	2,327

Equity in net income (loss) of unconsolidated joint ventures	7,782	3,513	(2,960)	(1,489)	—

Income (loss) before provision for taxes, gain on extinguishment of debt, gain on sale of unconsolidated joint venture interests minority interest and discontinued operations	(15,984)	66,867	59,436	32,271	2,327
Gain from sale of unconsolidated joint venture interest	—	92,235	—	—	—
Gain on extinguishment of debt	77,234	3,806
Provision for taxes	(83)	(1,341)	(1,808)	(900)	—
GKK formation costs	—	—	—	—	(275)

Net income from continuing operations before minority interests	61,167	161,567	57,628	31,371	2,052
Minority interests	(382)	—	—	—	—

Net income from continuing operations	60,785	161,567	57,628	31,371	2,052
Net income (loss) from discontinued operations	(1,482)	30	(1,726)	—	—

Net income	59,303	161,597	55,902	31,371	2,052
Preferred stock dividends	(9,344)	(6,567)	—	—	—

Net income available to common stockholders	$49,959	$155,030	$55,902	$31,371	$2,052

Net income per common share—Basic	$1.06	$5.54	$2.26	$1.57	$0.15

Net income per common share—Diluted	$1.06	$5.28	$2.15	$1.51	$0.15

Dividends per common share	$1.26	$4.45	$2.08	$1.495	$0.15

Basic weighted average common shares outstanding	47,205	27,968	24,722	20,027	13,348

Diluted weighted average common shares and common share equivalents outstanding	47,330	29,379	26,009	20,781	13,411

Balance Sheet Data (In thousands)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Total real estate investments, net	$3,286,268	$71,933	$99,821	$51,173	$—
Loans and other lending investments, net	2,213,473	2,441,747	2,144,151	1,163,745	395,717
Commercial mortgage backed securities	869,973	791,983	—	—	10,898
Assets held for sale	192,780	295,222	42,733	42,000	—
Investment in unconsolidated joint ventures	93,919	49,440	57,567	58,040	—
Total assets	7,820,956	4,205,078	2,766,113	1,469,810	514,047
Mortgage note payable	1,833,005	59,099	94,525	41,000	—
Mezzanine loans payable	580,462	—	—	—	—
Unsecured credit facility	172,301	—	15,000	—	—
Term loan, credit facility and repurchase facility	95,897	200,197	277,412	117,366	238,885
Collateralized debt obligations	2,608,065	2,735,145	1,714,250	810,500	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	150,000	150,000	100,000	—
Total liabilities	6,788,523	3,456,343	2,305,453	1,097,406	245,088
Stockholders' equity	1,029,721	748,735	460,660	372,404	268,959

Other Data (In thousands)

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006	For the Year ended December 31, 2005	For the Period April 12, 2004 (formation) through December 31, 2004
Funds from operations(1)	$123,495	$89,056	$64,027	$36,490	$2,052
Cash flows provided by operating activities	$171,755	$59,574	$154,707	$2,160	$1,145
Cash flows used in investing activities	$(490,572)	$(1,229,382)	$(1,149,526)	$(868,101)	$(407,056)
Cash flows provided by financing activities	$162,519	$1,443,620	$943,557	$897,423	$444,805

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

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in Thousands, except for share and per share data)

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

        Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Our property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are for the most part deposit taking commercial banks, thrifts and credit unions, which we generally refer to as "banks." Our portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wachovia Bank, National Association (now owned by Wells Fargo & Company, or Wells Fargo), or Wachovia Bank, Regions Financial Corporation, or Regions Financial, and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of us through which our commercial real estate finance and property investment businesses are conducted.

        We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. We are externally managed and advised by GKK Manager LLC, or our Manager, a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code and generally will not be subject to U.S. federal income taxes to the extent we distribute our income to our stockholders. We have in the past established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities. Unless the context requires otherwise, all references to "we," "our" and "us" mean Gramercy Capital Corp.

        In each debt investment transaction we undertake, we seek to control as much of the capital structure as possible in order to be able to identify and retain that portion that provides the best risk-adjusted returns. This is generally achieved through the direct origination of whole loans, the ownership of which permits a wide variety of financing, syndication, and securitization executions to achieve excess returns for the risks being taken. By providing a single source of financing for developers and sponsors, we streamline the lending process, provide greater certainty for borrowers, and retain the high yield debt instruments that we manufacture. By originating, rather than buying, whole loans, subordinate interests in whole loans, mezzanine debt and preferred equity, we strive to deliver superior returns to our stockholders.

        Since our inception, we have completed debt investment transactions in a variety of markets and secured by a variety of property types. Until the second half of 2007, the market for commercial real estate debt exhibited high relative returns and significant inflows of capital. However, due to growing illiquidity in the credit markets and an overall slowing in macroeconomic conditions, the default levels for commercial real estate have risen. The market for debt instruments had for several years, until the second half of 2007, evidenced declining yields and more flexible credit standards and loan structures. In particular, "conduit" originators who packaged whole loans for resale to investors drove debt yields lower while maintaining substantial liquidity because of the then-strong demand for the resulting securities. Because of reduced profits in the most liquid sectors of the mortgage finance business then existing, several large institutions began originating large bridge loans for the purpose of generating interest income, rather than the typical focus on trading profits. In response to those developments, we focused on areas where we had comparative advantages rather than competing for product merely on the basis of yield or structure. This had particularly included whole loan origination in markets and transactions where we had an advantage due to (i) knowledge or relationships we have, (ii) knowledge or relationships of our largest stockholder, SL Green, and (iii) where we had an ability to better assess and manage risks over time. When considering investment opportunities in secondary market transactions in tranched debt, we often avoided first loss risk in larger transactions due to the then-high valuations of the underlying real estate relative to historic valuation levels. Because of the then-significant increase in the value of institutional quality assets relative to historic norms, we focused on positions in which a property sale or conventional refinancing at loan maturity, based on normalized valuation and lending standards, would provide for a complete return of our investment. We generally matched our assets and liabilities in terms of base interest rate (generally one-month LIBOR) and, to the extent possible, expected duration. We raised debt and equity in several different capital markets to improve the diversity of our funding sources, maintain liquidity, and achieve our match-funding objectives.

        However, beginning in the second quarter of 2007, the sub-prime residential lending and single family housing markets in the U.S. began to experience significant default rates, declining real estate values and increasing backlog of housing supply, and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. Concerns in the residential sector of the capital markets quickly spread more broadly into the asset-backed, commercial real estate, corporate and other credit and equity markets. The factors described above have resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, including us, continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

        Credit spreads on commercial mortgages (i.e., the interest rate spread over given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (a) supply and demand for such mortgage loans; (b) perceived risk of the underlying real estate collateral cash flow; and (c) capital markets execution for the sale or financing of such commercial mortgage assets. The number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity results in credit spreads increasing. During periods of volatility, such as the markets we are currently experiencing, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders depend on the capital markets to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital market decreases. As the market tightens, many warehouse lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them.

        For existing loans, when credit spreads widen, the fair value of these loans decreases. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell or finance the loan, the reduced value of the loan may reduce the total proceeds that the lender will receive.

        We believe the current environment of rapidly changing and evolving markets will provide increasing challenges to both our industry and our company. We continue to believe the commercial lending business can provide attractive risk-adjusted returns, however, it is being adversely affected by recent volatility in the credit and capital markets and due to these uncertainties, we are experiencing the following: (i) sharply lower loan originations, (ii) reduced access to capital, and increased cost of financing, (iii) reduced cash available for distribution to stockholders, particularly as our portfolio is reduced by scheduled maturities and prepayments and (iv) increased instances of defaults by borrowers.

        During 2008 and to date in 2009, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt investments have reach all-time highs, issuance levels of CMBS have ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. We believe that the continuing dislocation in the debt capital markets, coupled with an economic recession in the U.S., has reduced property valuations and has adversely impacted commercial real estate fundamentals. These developments can impact and have impacted the performance of our existing portfolio of financial and real property assets. Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing, rental payments on the majority of our owned properties and interest rate derivatives. We expect the general unavailability of credit to continue at least through 2009 and perhaps beyond. However, we believe that in the longer term, liquidity and reasonably priced financing could return to the commercial real estate finance markets.

        It is difficult to predict when conditions in our business will improve. We expect that the adverse circumstances and trends in our business and securities will continue through at least the remainder of 2009, and will begin to improve thereafter only as the credit markets and overall economy improve. Continued disruption in the global credit markets or further deterioration in those markets may have a material adverse effect on our ability to repay or refinance our borrowings and our ability to grow and operate our business.

        We have responded to these difficult conditions by decreasing investment activity when we observed deteriorating market conditions, increasing our liquidity and extending debt maturities. In addition, our board of directors elected to not pay for the third and fourth quarters of 2008 the dividend on common stock, which for the second quarter of 2008 was $0.63 per share. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share for the fourth quarter. The preferred stock dividend has been accrued for as of December 31, 2008. In January 2009, we exchanged our $150 million of trust preferred securities for a new $150 million junior subordinated debenture. As part of such transaction, we agreed that we will not make any distributions on, or repurchases of, our common stock or preferred stock for all of 2009, other than as may be required to maintain our REIT status. Our board of directors will revisit our dividend policy in 2010. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements.

        In response to these market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA was enacted into law. The EESA authorized the U.S. Secretary of Treasury to create a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008. The ESSA also provides for a program that would allow companies to insure their troubled assets. The U.S. Treasury has announced the establishment of the following programs under TARP: the Capital Purchase Program, the Targeted Investment Program, the Systemically Failing Institutions Program, the Asset Guarantee Program, the Auto Industry Financing Program and the Homeowner Affordability and Stability Plan, which is partially financed by TARP. In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. ARRA also imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients. The overall effects of these and other legislative and regulatory efforts on the financial markets is uncertain, and they may not have the intended stabilization effects. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

        All of our term CDO liabilities are in their reinvestment periods which means when the underlying assets repay we are able to reinvest the proceeds (assuming we are in compliance in our CDOs with certain financial covenants) in new assets without having to repay the liabilities. Because credit spreads are currently much wider than when we issued these liabilities, we currently expect to earn a higher return on equity on capital redeployed in this market. Approximately $1.3 billion, or 60.8%, of our loans have maturity dates in 2009. However, many of these loans contain extension options of at least six months (many subject to performance criteria) and we expect that substantially all loans that qualify will be extended, so it is difficult to estimate how much capital from initial maturities or early pre-payments may be recycled into higher earning investments.

        We believe that in the longer term, liquidity and reasonably priced financing could return to the commercial real estate finance markets but that in the near term, new financing sources must be developed in order to attractively fund working capital, debt service and incremental new investment activity to service and refinance debt and to fund operations. We believe these sources could include term loans from financial institutions and life companies, more restrictive commercial real estate finance structures which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets.

        The recent credit crisis has put many borrowers and companies including many of our borrowers and tenants, under increasing amounts of financial and capital distress. This has led to an increased incidence of defaults under loans and leases and could lead to increased vacancy rates in office properties servicing these institutions. For the year ended December 31, 2008, 2007 and 2006, we recorded a gross provision for loan losses of $97,853, $9,398 and $1,430, respectively.

        The aggregate carrying values, allocated by product type and weighted average coupons of our loans, and other lending investments and CMBS investments as of December 31, 2008 and December 31, 2007, including loans held for sale, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield(3)		Floating Rate: Average Spread over LIBOR(2)
	2008	2007	2008	2007	2008	2007	2008	2007
Whole loans, floating rate	$1,222,991	$1,594,338	55.3%	60.5%	—	—	418 bps	332 bps
Whole loans, fixed rate	189,946	204,192	8.6%	7.7%	7.17%	7.79%	—	—
Subordinate interests in whole loans, floating rate	80,608	146,901	3.6%	5.6%	—	—	564 bps	447 bps
Subordinate interests in whole loans, fixed rate	63,179	61,890	2.9%	2.3%	9.22%	8.78%	—	—
Mezzanine loans, floating rate	396,190	413,813	17.9%	15.7%	—	—	654 bps	607 bps
Mezzanine loans, fixed rate	248,558	203,753	11.2%	7.7%	10.21%	8.91%	—	—
Preferred equity, fixed rate	12,001	11,858	0.5%	0.5%	10.22%	10.09%	—	—

Subtotal/ Weighted average	2,213,473	2,636,745	100.0%	100.0%	8.96%	8.45%	480 bps	395 bps

CMBS, floating rate	70,893	23,817	8.1%	3.0%	—	—	945 bps	593 bps
CMBS, fixed rate	799,080	768,166	91.9%	97.0%	6.26%	6.13%	—	—

Subtotal/ Weighted average	869,973	791,983	100.0%	100.0%	6.26%	6.13%	945 bps	593 bps

Total	$3,083,446	$3,428,728	100.0%	100.0%	7.32%	7.02%	498 bps	397 bps

(1)
Loans and other lending investments and CMBS investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, asset sales, unfunded commitments, reserves for possible loan losses, and other adjustments.

(2)
Spreads over an index other than 30-Day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

(3)
Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans—floating rate of approximately $97,054 with an effective spread of 500 basis points and non-performing loans classified as whole loans—fixed rate of approximately $67,755 with an effective yield of 7.67%.

        As of December 31, 2008, Gramercy Finance also held interests in three credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

        As of December 31, 2008, Gramercy Realty owned a portfolio comprised of 706 bank branches, 337 office buildings and eight land parcels, of which 82 bank branches and one office building were partially owned through joint ventures. Our wholly-owned properties aggregated approximately 26.4 million rentable square feet and our partially-owned properties aggregated approximately 0.8 million rentable square feet, including 0.4 million rentable square feet in an unconsolidated joint venture. As of December 31, 2008, the occupancy of our wholly-owned properties was 88.7% and the occupancy for our partially-owned properties was 99.9%. Our two largest tenants are Bank of America and Wachovia Bank (now owned by Wells Fargo), and, as of December 31, 2008, they represented approximately 35.5% and 16.2%, respectively, of the rental income of our portfolio and occupied approximately 46.8% and 18.3%, respectively, of our total rentable square feet.

        Summarized in the table below are our key property portfolio statistics as of December 31, 2008:

	Number of Properties		Square Feet		Occupancy
Portfolio	At Acquisition	At December 31, 2008	At Acquisition	At December 31, 2008	At Acquisition	At December 31, 2008
Core	653	644	20,935,260	20,747,772	96.4%	96.0%
Value—Add(1)	303	222	5,265,870	4,721,333	65.8%	70.1%

Subtotal	956	866	26,201,130	25,469,105	90.3%	91.2%

Held for Sale(2)	96	103	2,382,666	1,337,709	57.1%	42.1%

Total	1,052	969	28,583,796	26,806,814	87.5%	88.7%

(1)
Reflects one leasehold termination.

(2)
Includes two properties reclassified from Value-Add to Held for Sale.

        Due to the nature of the business of our tenant base, which places a high premium on serving its customers from a well established distribution network, we typically enter into long-term net leases with our financial institution tenants. As of December 31, 2008, the weighted average remaining term of our leases was 10.2 years and approximately 79.6% of our base revenue was derived from triple-net and bond-net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, we are focused on maximizing the value of our portfolio through acquisitions and strategic sales and through effective and efficient property management and leasing operations.

        We rely on the credit and equity markets to finance and grow our business. Currently, nearly all capital and credit markets are experiencing decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital and credit markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including us, have reduced new investment activity until the capital and credit markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing vacant space, and extending debt maturities.

        Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consists of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. Due to continued market turbulence, we do not anticipate having the ability in the near term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely on cash at hand, cash flows from operations, principal and lease payments on our investments and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

        Our current and future borrowings may require us, among other restrictive covenants to keep uninvested cash on hand to maintain a certain portion of our assets free from liens and to secure such borrowings without assets. These conditions could limit our ability to do further borrowings. Additionally, we have several restrictive covenants in our KeyBank credit facility, Goldman repurchase facility, Wachovia term loan and credit facility and JP Morgan repurchase facility. While we were in compliance with all such covenants as of December 31, 2008, our compliance margin was thin and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document (including those described above), our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to retire our borrowings in such a situation (which would be likely), (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and/or (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, our ability to make distributions to our stockholders and our ability to continue as a going concern. We have hired Goldman Sachs & Co. and Barclays Capital as financial advisors to assist us in restructuring the terms of several of our debt facilities.

        The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any payments in respect of any CDO bonds we own, our equity in the CDOs and the subordinate management fee until that CDO regained compliance with such tests. While we were in compliance with all such covenants as of December 31, 2008, our compliance margin was thin and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses, including management fees, distributions on Class B units, debt coverage, interest on our trust preferred securities and other expenses with (i) cash on hand, (ii) income from any CDO not in default, (iii) income from our real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the ability to cure defaults which would resume normal payments to us. However, we may not have sufficient liquidity available to do so at such time.

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

        At December 31, 2008, we owned securities of three controlling class CMBS trusts with a carrying value of $39,494. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. At December 31, 2008, our maximum exposure to loss as a result of our investment in these QSPEs totaled $39,494, which equals the book value of these investments as of December 31, 2008.

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to FIN 46R. Our management has evaluated these entities and has concluded that none of such entities are VIEs that are subject to the consolidation rules of FIN 46R.

Real Estate and CTL Investments

        We record acquired real estate and CTL investments at cost. Costs directly related to the acquisition of such investments are capitalized. Certain improvements are capitalized when they are determined to increase the useful life of the building. Depreciation is computed using the straight-line method over the shorter of the estimated useful life of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repair expenditures are charged to expense as incurred.

        In leasing office space, we may provide funding to the lessee through a tenant allowance. In accounting for tenant allowances, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If we are considered the owner of the leasehold improvements for accounting purposes, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.

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

        In accordance with FASB No. 141, or SFAS No. 141, "Business Combinations," we allocate the purchase price of real estate to land, building and improvements, and intangibles, such as the value of above-, below- and at-market leases, and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term of the respective lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

Investments in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and we are not considered to be the primary beneficiary under FIN 46R. In the joint ventures, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to us. As of December 31, 2008 and 2007, we had investments of $93,919 and $49,440 in unconsolidated joint ventures, respectively.

Assets Held for Sale

Loans and Other Lending Investments Held for Sale

        Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of December 31, 2008 and 2007, we had loans and other lending investments held for sale of $0 and $194,998, respectively.

Real Estate and CTL Investments Held for Sale

        In accordance with FASB No. 144, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as Discontinued Operations. As of December 31, 2008 and 2007, we had real estate investments held for sale of $192,780 and $100,224, respectively.

Commercial Mortgage-Backed Securities

        We designate our CMBS investments pursuant to FASB No. 115, or SFAS No. 115, on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of income using the level yield method. CMBS securities that we do not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholder's equity. Unrealized losses on securities that in the judgment of management are other than temporary are charged against earnings as a loss on the consolidated statement of income. In November 2007, subsequent to financing our CMBS investments in our CDOs, we redesignated all of our available-for-sale CMBS investments with a book value of approximately $43.6 million to held to maturity. As of December 31, 2008 and December 31, 2007, the unrealized loss on the redesignated CMBS investments included in other comprehensive income was $4,986 and $5,575, respectively.

        We account for CMBS (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote) under Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," or EITF 99-20. Accordingly, on a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less then the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting charge against earnings and a new cost basis is established. We calculate a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income.

        In January 2009, the FASB issued FSP EITF 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align it with the impairment guidance within SFAS 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants' assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due.

        We determine the fair value of CMBS based on the types of securities in which we have invested. For liquid, investment-grade securities, we consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments. For non-investment grade securities, we actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from our own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates when available, may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

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

Pledged Government Securities

        We maintain a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in our real estate portfolio. These securities are carried at amortized cost because we have positive intent and the ability to hold the securities to maturity. These securities had a carrying value of $101,576, a fair value of $106,796 and unrealized gains of $5,220 at December 31, 2008, and have maturities that extend through November 2013. We did not maintain a portfolio of pledged treasury securities at December 31, 2007.

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

        Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of December 31, 2008 and December 31, 2007 were $6,361 and $0, respectively. We continually review receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of income.

Intangible Assets

        Pursuant to SFAS No. 141, we follow the purchase method of accounting for business combinations. To ensure that intangible assets acquired and liabilities assumed in a purchase method business combination are recognized and reported apart from goodwill, we apply criteria specified in SFAS No. 141.

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

        Above-market, below-market and in-place lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to each in-place lease and management's estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

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

        We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At December 31, 2008, we had three first mortgage loans with an aggregate carrying value of $164,809, one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. In April 2008, the first lien lenders commenced a foreclosure action with respect to the collateral supporting the second lien and third lien loans referenced above. In September 2008, the borrower was forced into an involuntary bankruptcy petition filing under Chapter 11, and a trustee was appointed by the bankruptcy court to manage the assets of the bankruptcy estate. Loan loss reserves of $60,000 were carried against these loans as of December 31, 2008. The second and third lien loans are secured by land, which is intended primarily for residential development. Given the significant deterioration in the United States residential real estate markets, we believe that the successful restructuring of these loans is speculative, and any such restructuring will take longer than a more customary restructuring. We and our co-lenders are currently evaluating our options to protect our interests. In September 2008, the borrower and its subsidiaries were put into an involuntary bankruptcy which resulted in an automatic stay of the foreclosure action instituted by the senior lender. In April 2008, the borrower under a first mortgage loan classified as non-performing as of September 30, 2008 with a carrying value of $100,054 filed legal action in connection with our alleged wrongful administration of the loan. We believe the borrower's claim is without merit. We have filed a counterclaim in the form of a foreclosure action to enforce our rights under the loan documents as a result of the borrower's default. Our action has been stayed by the borrower's bankruptcy filing. In May 2008, the borrowers (controlled by the same sponsor) under two of the non-performing first mortgage loans with an aggregate value of $67,755 filed a petition in bankruptcy under Chapter 11. The sponsor for both mortgage borrowers has also filed a petition in bankruptcy court under Chapter 11. We are currently evaluating our options to protect our interest, including a possible lift-stay of the bankruptcy to permit foreclosure, and the pursuit of a court-confirmed guaranty from the sponsor for all principal due. A provision for loan loss of $2,000 was recorded against one of the two loans at December 31, 2008. At December 31, 2007, we had one non-performing loan with a foreclosure and carrying value of $29,058, which was subsequently repaid in full on March 14, 2008, along with accrued interest and substantially all other fees and charges due to us.

        We classify loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans. The specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which we consider to be 90 days from the measurement date. At December 31, 2008, five first mortgage loans with a total carrying value of $216,597 were classified as sub-performing. At

December 31, 2007, one first mortgage loan with a carrying value of $10,403, and one 40% participation interest in a first mortgage loan with a carrying value of $22,000, were classified as sub-performing.

        In some instances we may sell all or a portion of our investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and SFAS No.140 criteria are met, under which control of the asset that is sold is surrendered making it a "true sale," a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the years ended December 31, 2008, 2007 and 2006, we recognized $1,256, $3,985 and $5,349, respectively, in net gains from the sale of debt investments or commitments.

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

Rent Expense

        Rent expense is recognized on a straight-line basis regardless of when payments are due. Accrued expenses and other liabilities in the accompanying consolidated balance sheets as of December 31, 2008 and 2007 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in marketing, general and administrative expense.

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

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. As of December 31, 2008, we incurred charge-offs totaling $17,519 related to two defaulted loans we foreclosed upon which had a carrying value totaling $31,760 and three additional loans, two of which were sold at a loss and the other for a negotiated payoff below par. During the year ended December 31, 2007, we incurred a charge-off totaling $3,200 relating to one defaulted loan we foreclosed upon which had a carrying value of $19,911 and $19,155 at December 31, 2008 and 2007, respectively. We maintained a reserve for possible loan losses of $88,992 against 13 separate investments with a carrying value of $424,177 as of December 31, 2008 and a reserve for possible loan losses of $8,658 against 11 investments with a carrying value of $264,612 as of December 31, 2007. A substantial majority of the additional loan loss reserve recorded in 2008 is attributable to a broadly syndicated second and third lien financing secured by residential land in Southern California. We reserved against the entire $15,000 third lien and the entire $45,000 second lien. We continue to work with our co-lenders, the senior lending group and the borrower for a favorable resolution, but the successful restructuring of these loans is speculative, and any such restructuring will take longer than a more customary restructuring.

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

        Prior to amending and restating the management agreement in October 2008, employees of our Manager who provided services to us pursuant to the then-existing management agreement were characterized as our co-leased employees. Stock option awards granted to such persons under our 2004 Equity Incentive Plan were valued by us at the time of grant using the Black-Scholes option pricing model, which value was amortized by us over the option vesting period. However, the amended management agreement that we executed in October 2008 resulted in the re-characterization of such employees of our Manager, and they are no longer classified as our co-leased employees. Consequently, we are now required by FASB Statement No. 123(R), "Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation," to determine fair value of the stock options granted to such persons using a mark-to-market model.

        Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. Our policy is to grant options with an exercise price equal to the quoted closing market price of our stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation on a current basis over the benefit period.

        The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2008 and 2007.

	2008	2007
Dividend yield	9.0%	7.7%
Expected life of option	6.0 years	6.1 years
Risk-free interest rate	2.97%	4.62%
Expected stock price volatility	67.0%	25.4%

Incentive Distribution (Class B Limited Partner Interest)

        The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to our common unit holders in our Operating Partnership and to our common stockholders. In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provide that the starting January 1, 2009, the incentive distribution can be paid, at our option, in cash or shares of common stock. In December 2008, we entered into a letter agreement with our Manager and SL Green pursuant to which our Manager agreed to pay $2,750 in cash and SL Green transferred 1.9 million shares of our common stock to us, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The cash payment of $2,750 was recorded as a reduction in incentive distribution. We incurred approximately $2,350, $32,235 and $7,609 with respect to such Class B limited partner interests for the year ended December 31, 2008, 2007 and 2006, respectively.

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

        To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. We adopted FASB Statement No. 157, or SFAS No. 157, "Fair Value Measurements," which among other things requires additional disclosures about financial instruments carried at fair value and establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. For additional information regarding our implementation of FAS 157, see item 8—footnote 2-significant accounting polices.

        In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, we use derivatives primarily to hedge cash flow variability caused by interest rate fluctuations of our liabilities. Each of our CDOs maintain a minimum amount of allowable unhedged interest rate risk. The CDO that closed in 2005 permits 20% of the net outstanding principal balance and both the CDO that closed in 2006 and the CDO that closed in 2007 permit 5% of the net outstanding principal balance. We may also use derivatives to hedge variability in sales proceeds to be received upon the sale of loans held for sale.

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

Income Taxes

        We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for U.S. federal income tax purposes. We may, however, be subject to certain state and local taxes.

        Our TRSs are subject to federal, state and local taxes.

        Our board of directors elected to not pay for the third and fourth quarters of 2008 a dividend on shares of our common stock, which for the second quarter of 2008 was $0.63 per share. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share for the fourth quarter of 2008. The Preferred Stock dividend has been accrued for as of December 31, 2008. Based on current estimates of taxable income we believe our cumulative distributions made in 2008 will satisfy the our REIT distribution requirements.

        For the year ended December 31, 2008, 2007 and 2006, we recorded $83, $1,341, and $1,808 of income tax expense, respectively, in income from continuing operations for income attributable to our wholly-owned TRSs. Tax expense for the year ended December 31, 2008 is comprised entirely of state and local taxes.

Results of Operations

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

  Revenues

	2008	2007	$ Change
Investment income	$254,821	$297,712	$(42,891)
Rental revenue	236,693	2,935	233,758
Operating expense reimbursement	95,684	—	95,684
Gain on sales and other income	14,922	14,797	125

Total revenues	$602,120	$315,444	$286,676

Equity in net income of joint ventures	$7,782	$3,513	$4,269

Gain on extinguishment of debt	$77,234	$3,806	$73,428

Gain from sale of unconsolidated joint venture interests	$—	$92,235	$(92,235)

        Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the year ended December 31, 2008, $95,606 was earned on fixed rate investments while the remaining $159,215 was earned on floating rate investments. The decrease of $42,891 over the prior period is primarily due to a decrease in the size of our portfolio of loans and other lending instruments by approximately $344,382, a decline in LIBOR interest rates in 2008 and an increase in non-performing loans in 2008. The carrying value of non-performing loans was $164,809 and $29,058 for the year ended December 31, 2008 and 2007, respectively.

        Rental revenue for the year ended December 31, 2008 is primarily comprised of revenue earned on properties acquired as a result of the American Financial acquisition. Rental revenue of $2,935 in 2007 was limited to revenue earned on 292 Madison Avenue..

        Operating expense reimbursement of $95,684 for the year ended December 31, 2008 is attributed to the portfolio of operating real estate acquired by us through the American Financial acquisition, which closed on April 1, 2008.

        Gains on sales and other income of $14,922 for the year ended December 31, 2008 is primarily composed of interest on restricted cash balances in our three CDOs and other cash balances held by us, offset by net losses from the sale of loans of approximately $502. Gains on sales and other income of $14,797 for the year ended December 31, 2007 is primarily composed of interest on restricted cash balances in our three CDOs and other cash balances held by us, and $3,985 in net gains from the sale of loans and securities.

        The income on investments in unconsolidated joint ventures of $9,874 for the year ended December 31, 2008 represents our proportionate share of the income generated by our joint venture interests including $675 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $10,499. The income on investments in unconsolidated joint ventures of $3,513 for the year ended December 31, 2007 represents our proportionate share of income generated by our joint venture interests including $4,802 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $8,315. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

        During the year ended December 31, 2008, we repurchased, at a discount, $127,300 of investment grade notes previously issued by our three CDOs, generating net gains on early extinguishment of debt of $77,234. During the year ended December 31, 2007, we repurchased $22,750 of investment grade notes of the 2006 Issuer at a discount, generating net gains of $3,806.

        In August 2007, we sold our entire investment in our One Madison Avenue joint venture to SL Green for approximately $147,600 and realized a gain of $92,235.

  Expenses

	2008	2007	$ Change
Operating expenses	$138,503	—	$138,503
Interest expense	267,811	$172,094	95,717
Management fees	30,299	22,671	7,628
Incentive fee	2,350	32,235	(29,885)
Depreciation and amortization	71,454	2,158	69,296
Marketing, general and administrative	17,616	13,534	4,082
Provision for loan loss	97,853	9,398	88,455
Provision for taxes	83	1,341	(1,258)

Total expenses	$625,969	$253,431	$372,538

        Property operating expenses for the year ended December 31, 2008 of $138,503, were entirely attributable to the American Financial acquisition which closed on April 1, 2008. This amount includes ground rent and leasehold obligations, real estate and taxes, utilities, property and leasehold improvements, other property operating expenses and direct billable expenses.

        Interest expense was $267,811 for the year ended December 31, 2008 compared to $172,094 for the year ended December 31, 2007. The increase of $95,717 is primarily attributed to $2.5 billion in additional debt incurred as a result of the American Financial acquisition and the issuance in August 2007, of $1.1 billion of CDOs.

        Management fees increased $7,628 for the year ended December 31, 2008 to $30,299 versus $22,671 for the same period in 2007 due primarily to an increase in our stockholder's equity as a result of additional issuances of common equity during the second half of 2007, and, in connection with the American Financial acquisition on April 1, 2008, on which base management fees are calculated. In October 2008, we entered into the second amended and restated management agreement with our manager which reduced the annual base management fee from 1.75% to 1.50% of our gross stockholders equity, and provided that, commencing July 2008, all fees in connection with collateral management agreements are remitted by our manager to us. In October 2008, each of the asset servicing agreement and outsource agreement was terminated, effective as of September 30, 2008. Effective as of October 2008, we are obligated to reimburse our Manager for its costs incurred under a special servicing agreement between our Manager and an affiliate of SL Green. Pursuant to that agreement, the SL Green affiliate acts as the rated special servicer to our CDOs for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it.

        We recorded an incentive fee expense of $2,350 and $32,235 during the years ended December 31, 2008 and 2007, respectively in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008. In December 2008, we entered into a letter agreement with our Manager and SL Green pursuant to which our Manager agreed to pay $2.75 million in cash and SL Green transferred 1.9 million shares of the our common stock to us, in full satisfaction of all potential obligations that the holders of the Class B Units of our Operating Partnership may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The cash portion of the letter agreement consideration was recorded as a reduction in incentive distribution. These letter agreements reduced the overall incentive fee expense that would have been payable during December 31, 2008. For the year ended December 31, 2007, approximately $18,994 of incentive fees was related to the sale of our joint venture interest in One Madison Avenue to SL Green.

        We recorded depreciation and amortization expenses of $71,454 for the year ended December 31, 2008, versus $2,158 for the year ended December 31, 2007. The increase of $69,296 is attributed primarily to the increase in size of our real estate investments as a result of the American Financial acquisition.

        Marketing, general and administrative expenses were $17,616 for the year ended 2008, versus $13,534 for the same period in 2007. The increase in marketing, general and administrative expenses was primarily attributable to the American Financial acquisition and increased legal costs incurred in connection with non-performing loans in 2008.

        Provision for loan losses was $97,853 for the year ended December 31, 2008, versus $9,398 for the year ended December 31, 2007. The provision was based upon an increase in non-performing loans,

periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets, and a difficult operating environment.

        Provision for taxes was $83 for the year ended December 31, 2008, versus $1,341 for the year ended December 31, 2007.

Comparison for the years ended December 31, 2007 and December 31, 2006

Revenues

	2007	2006	$ Change
Investment income	$297,712	$176,421	$121,291
Rental revenue	2,935	915	2,020
Operating expense reimbursement	—	—	—
Gain on sales and other income	14,797	18,842	(4,045)

Total revenues	$315,144	$198,178	$119,266

Equity in net income (loss) of joint ventures	$3,513	$(2,960)	$6,473

Gain on extinguishment of debt	$3,806	$—	$73,428

Gain from sale of unconsolidated joint venture interests	$92,235	$—	$92,235

        Investment income is generated on our whole and bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS investments. For the year ended December 31, 2007, $66,831 was earned on fixed rate investments while the remaining $230,881 was earned on floating rate investments. The increase over the prior year is due primarily to a significantly larger investment balance in 2007.

        Rental revenue of $2,935 in 2007 includes revenue earned on 292 Madison Avenue which was acquired in July 2007.

        Gains on sales and other income of $14,797 for the year ended December 31, 2007 includes $3,985 in net gains from the sale of loans and securities. The remaining balance is primarily composed of interest on restricted cash balances in our three CDOs (only two of which were in place during the same period of 2006) and other cash balances held by us. For the year ended December 31, 2006, other income of $18,842 was comprised primarily of $7,361 in gains recorded on the sale of loans and securities, and the gain on the sale of 75% of the security interests in the entity that owns 200 Franklin Square Drive of $4,530. The remaining balance is attributable to interest earned in restricted cash balances.

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

        During the year ended December 31, 2007, we repurchased $22,750 of investment grade notes of the 2006 Issuer at a discount, generating net gains on early extinguishment of debt of $3,806. There were no repurchases of notes previously issued by our CDOs for the year ended December 31, 2006.

Expenses

	2007	2006	$ Change
Property operating expenses	—	—	—
Interest expense	$172,094	$96,909	$75,185
Management fees	22,671	16,668	6,003
Incentive fee	32,235	7,609	24,626
Depreciation and amortization	2,158	1,209	949
Marketing, general and administrative	13,534	11,957	1,577
Provision for loan loss	9,398	1,430	7,968
Provision for taxes	1,341	1,808	(467)

Total expenses	$253,431	$137,590	$115,841

        Interest expense was $172,094 for the year ended December 31, 2007 compared to $96,909 for year ended December 31, 2006. Interest expense for the year ended December 31, 2007 consisted primarily of $123,669 of interest on the investment grade tranches of our three CDOs, (only two of which were in place during the same period in 2006), $22,909 of interest on borrowings on our repurchase facilities with Wachovia and Goldman, $11,485 of expense on our three $50,000 issuances of trust preferred securities, $5,471 of interest on our unsecured revolving credit facility, $1,662 of interest on our mortgage debt, and the amortization of deferred financing costs related to our CDOs, repurchase facilities and unsecured revolving credit facility. The $96,909 of interest expense for the year ended December 31, 2006 consisted primarily of $64,445 of interest on the investment grade tranches of our two CDOs, $16,138 of interest on borrowings on our master repurchase facilities with Wachovia and Goldman, $11,086 of expense on our three $50,000 issuances of trust preferred securities.

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

        The increase in marketing, general and administrative expenses to $13,534 for the year ended December 31, 2007 versus the same period in 2006 was due primarily to higher equity and equity-related compensation, which is, in most cases, directly linked to the performance of our company, and an increase in professional fees, insurance and general overhead costs.

Liquidity and Capital Resources

        Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and to less extent, (v) new financings or additional securitizations or CDO offerings; and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. Due to the continued market turbulence, we do not anticipate having the ability in the near-term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. Therefore, we will rely primarily on cash on hand, cash flows from operations, principal and interest payments on our investments and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

        Our ability to fund our short-term liquidity needs, including debt service and general operations, through cash flow from operations can be evaluated through the consolidated statement of cash flows provided in our financial statements. However, the net cash from operations or net cash used in operations disclosed on the statement of cash flows should be adjusted to exclude the effect of loans originated for sale and the proceeds of loans sold during any respective reporting period. These activities are included in cash flow from operations in accordance with GAAP, but constitute an integral part of our investment activity. Consequently, net cash flow from operations is not necessarily reflective of our true recurring operating activities and our ability to fund our required distributions to stockholders and other liquidity requirements through our operating activities.

        In addition, we announced that a special committee of our board of directors has been formed to consider whether the internalization of our Manager is in the best interests of our stockholders. If such internalization occurs, it potentially could require additional liquidity to the extent any of the consideration for the internalization consists of cash.

        Further, our short-term liquidity requirements could be affected by a potential change in our dividend policy. Our board of directors elected to not pay for the third and fourth quarter of 2008 a dividend to common stockholders, which for the second quarter of 2008 was $0.63 per share. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share for the fourth quarter. The preferred stock dividend has been accrued for as of December 31, 2008. In January 2009, we exchanged our $150 million of trust preferred securities for a new $150 million junior subordinated debenture. As part of such transaction, we agreed that we will not make any distributions on, or repurchases of, our common stock or preferred stock for all of 2009, other than as may be required to maintain our REIT status. Based on current estimates of taxable income, we believe the cumulative distributions made in 2008 will satisfy our REIT distribution requirements.

        Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Our inability to renew, replace or expand our sources of financing on substantially similar terms or any at all may have an adverse effect on our business and results of operations. In addition, an event of default can be triggered under our term loan and credit facility, repurchase facilities and our unsecured credit facilities if, among other things, the management agreement with our Manager is terminated. Any indebtedness we incur will likely be subject to continuing or more restrictive covenants and we will likely be required to make continuing representations and warranties in connection with such debt.

        Our current and future borrowings may require us, among other restrictive covenants to keep uninvested cash on hand to maintain a certain portion of our assets free from liens and to secure such borrowings without assets. These conditions could limit our ability to do further borrowings. Additionally, we have several restrictive covenants in our KeyBank credit facility, Goldman repurchase facility, Wachovia term loan and credit facility and JP Morgan repurchase facility. While we were in compliance with all such covenants as of December 31, 2008, our compliance margin was thin and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document (including those described above), our lenders may accelerate the maturity of our debt or require us to pledge more collateral. If we are unable to retire our borrowings in such a situation (which would be likely), (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and/or (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, our ability to make distributions to our stockholders and our ability to continue as a going concern. We have hired Goldman Sachs & Co. and Barclays Capital as financial advisors to assist us in restructuring the terms of several of our debt facilities.

        The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any payments in respect of any CDO bonds we own, our equity in the CDOs, and the subordinate management fee until that CDO regained compliance with such tests. While we were in compliance with all such covenants as of December 31, 2008, our compliance margin was thin and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses, including management fees, distributions on Class B units, debt coverage, interest on our trust preferred securities and other expenses with (i) cash on hand, (ii) income from any CDO not in default, (iii) income from our real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the ability to cure defaults which would resume normal payments to us. However, we may not have sufficient liquidity available to do so at such time.

        To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. However, we believe that our significant capital resources and access to financing, as noted above, will provide us with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new investment opportunities.

Cash Flows

        Net cash provided by operating activities increased $112,181 to $171,755 for the year ended December 31, 2008 compared to cash provided of $59,574 for same period in 2007. Operating cash flow is generated primarily by net interest income from our commercial real estate finance segment and net rental income from our property investment segment. The increase in operating cash flow for the year ended December 31, 2008 compared to the same period in 2007 was primarily due to a decrease in restricted cash of $51,621, an increase in depreciation of $71,932, an increase in provision for loan losses of $88,455 and an increase in deferred revenue of $21,398, partially offset by an increase in net gain on the extinguishment of debt of $73,428 and a decrease in the excess of proceeds from sale of loans held for sale over new investments in loans held for sale of $25,776.

        Net cash used in investing activities for the year ended December 31,2008 was $490,572 compared to net cash used in investing activities of $1,229,382 during the same period in 2007. The decrease in cash used in investing activities is primarily due to a significant decline to new investment originations net of repayments and acquisitions of real estate investments for the year ended December 31, 2008 as compared to the same period in 2007.

        Net cash provided by financing activities for the year December 31, 2008 was $162,519 as compared to $1,443,620 during the same period in 2007. In connection with the acquisition of American Financial on April 1, 2008, we received proceeds from acquisition financing of $1,114,743, offset by repayments on mortgage notes of ($801,913). The decrease for the year ended 2008 as compared to the same period in 2007 is primarily attributable to a decrease of $111,205 in proceeds from the sale of preferred stock, a decrease of $171,985 in restricted cash in connection with financing investments in our CDOs, an increase of dividends paid on common stock in 2008 of $95,315, which was primarily due to the declaration of a $2.00 per common share special dividend in December 2007 paid in January 2008. In addition, we issued $1,043,572 in CDO bonds in 2007. There were no CDO bond issuances during the year ended December 31, 2008.

Capitalization

        Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2008, 49,852,243 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

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

Common Stock

        As of the date of our formation, April 12, 2004, we had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 we completed our initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence our operations. As of December 31, 2008, and December 31, 2007, 1,135,004 and 594,333 restricted shares had also been issued under our 2004 Equity Incentive Plan, or our Equity Incentive Plan. These shares have a vesting period of two to four years.

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

        In September 2005, we sold 3,833,333 shares of our common stock, at a price of $25.80 per share, resulting in net proceeds of approximately $97,830. A total of 2,875,000 shares were sold through a public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in our outstanding shares of common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under one of a repurchase facility and general corporate purposes.

        In May 2006, we sold 3,000,000 shares of our common stock, at a price of $26.75 per share, resulting in net proceeds of approximately $79,787. A total of 2,250,000 shares were sold through a public offering and an additional 750,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the outstanding shares of our common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under a repurchase facility and general corporate purposes.

        In May 2007 our new $500,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC. This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants. We currently have $373,344 available under the shelf.

        In September 2007, we sold 4,825,000 shares of common stock, at a public offering price of $26.25 per share, resulting in net proceeds of approximately $124,500. A total of 3,618,750 shares were sold through a public offering and an additional 1,206,250 shares were sold directly to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in our outstanding shares of common stock. After this offering, SL Green Operating Partnership, L.P. owned 7,624,583 shares of our common stock. Net proceeds were used to retire borrowings under our unsecured credit facility and to create additional funding capacity for opportunistic investments.

        In November 2007, we sold, through a private placement pursuant to Section 4(2) of the Securities Act, 3,809,524 shares of common stock at a price of $26.25 per share to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising gross proceeds of approximately $100,000. The shares were not registered under the Securities Act of 1933, as amended, or the securities act, or any state securities laws, and were sold in a private transaction under Regulation D of the Securities Act. Subsequent to this offering, SL Green's ownership percentage was approximately 22% of our outstanding shares of our common stock.

        In April 2008, we issued approximately 15,634,854 shares of common stock in connection with the American Financial acquisition. These shares had a value of approximately $378,672 on the date the merger agreement was executed. Also as a result of the American Financial acquisition, an affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to a one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance. Subsequent to the issuance, SL Green Operating Partnership, L.P. owned approximately 15.8% of the outstanding shares of our common stock.

        In December 2008, we entered into a letter agreement with our Manager and SL Green pursuant to which our Manager agreed to pay $2.75 million in cash and SL Green transferred to us 1.9 million shares of our common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The shares of common stock were cancelled upon receipt by us. Subsequent to the letter agreement, SL Green Operating Partnership L.P. owned approximately 12.5% of the outstanding shares of our common stock.

Outperformance Plan

        In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, were to share in a "performance pool" if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. We recorded the expense of the LTIP Units of our Operating Partnership, or the LTIP Units, award in accordance with FASB Statement No. 123(R). Compensation expense of $(2,348), $1,533 and $1,174 was recorded for the years ended December 31, 2008, 2007 and 2006, respectively, related to the 2005 Outperformance Plan. Based on our total return to stockholders as of the May 31, 2008 measurement period conclusion date, we did not meet the minimum 30% return threshold and accordingly, the plan participants automatically forfeited the LTIP Units that they had been granted. In October 2008, Marc Holliday, Gregory Hughes and Andrew Matthias resigned as executives of our company. In accordance with the 2005 Outperformance Plan, upon resignation, the LTIP Units were forfeited. In accordance with FASB Statement No. 123(R), we recorded a forfeiture charge to the income statement of $2,348, which is offset against marketing, general and administrative expenses.

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

        As of December 31, 2008, there were approximately 74,756 phantom stock units outstanding, of which 62,756 units are vested.

Market Capitalization

        At December 31, 2008, our CDOs and borrowings under our term loan, credit facility, repurchase facility, trust preferred securities, mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans) and the unsecured credit facility (excluding our share of joint venture debt), represented 97% of our consolidated market capitalization of $5.6 billion (based on a common stock price of $1.28 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2008). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

        The table below summarizes secured and other debt at December 31, 2008 and December 31, 2007, including our junior subordinated debentures:

	December 31, 2008	December 31, 2007
Mortgage loans and mezzanine loans	$2,413,467	$153,624
Unsecured credit facility	172,301	—
Term loan, credit facility and repurchase facility	95,897	200,197
Collateralized debt obligations	2,608,065	2,735,145
Junior subordinated debentures	150,000	150,000

Total	$5,439,730	$3,238,966

Cost of debt	LIBOR+2.54%	LIBOR+0.81%

Term Loan, Credit Facility and Repurchase Facility

        The facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility in 2004, and was subsequently increased to $500,000 effective April 2005. In June 2007, the facility was modified further by reducing the credit spreads. In July 2008, the original facility was terminated and a new credit facility was executed to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving credit facility equal to $100,000 with a credit spread of 242.5 basis points (which will be increased to 267.5 basis points upon an extension of the maturity of the credit facility). The term of the credit facility is two years and the borrowers may extend the term for an additional twelve-month period if certain conditions are met. Advance rates for assets acquired pursuant to the credit facility vary from 50% to 80% of purchase price, depending on the type and structure of the asset. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $72,254 at a weighted average spread to LIBOR of 2.68% as of December 31, 2008, and no accrued interest and borrowings of $165,286 on the repurchase facility at a weighted average spread to LIBOR of 1.33% as of December 31, 2007. We have guaranteed a portion of our consolidated subsidiaries' obligations under this facility under certain specified circumstances.

        We also have a repurchase facility with Goldman Sachs Mortgage Company, or Goldman. In October 2006 this facility was increased from $200,000 to $400,000 and its maturity date was extended until September 2009. In June 2007, the facility was modified further by reducing the credit spreads. In August 2008, the facility was amended to reduce the borrowing capacity to $200,000 and to provide for an extension of the maturity to December 2010, for a fee, provided that no event of default has occurred. The facility bears interest at spreads of 2.00% to 2.30% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 65% to 75% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. We had no accrued interest and borrowings of $23,643 at a weighted average spread to LIBOR of 2.50% as of December 31, 2008, and accrued interest of $189 and borrowings of $34,911 at a weighted average spread to LIBOR of 1.07% under this facility at December 31, 2007. We have guaranteed a portion of this facility under certain specified circumstances.

Restrictive Covenants

        The terms of each of our Wachovia credit facility and our Goldman repurchase facility (together with the related guarantees) includes covenants that (a) limit our maximum total indebtedness to no more than 85% of total assets, (b) require us to maintain minimum liquidity of at least $15,000, (c) require our fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require our minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require us to maintain minimum tangible net worth of not less than (i) $650,000 for the Wachovia credit facility and $400,000 for the Goldman repurchase facility, plus (ii) 75% of the net proceeds of our equity offerings completed subsequent to the date of the June 2007 amendments. The covenants also restrict us from making annual distributions to stockholders in excess of a maximum of 100% of our FFO (as defined therein) for the previous four quarters under the Wachovia facility, except that we may in any case pay distributions necessary to maintain our REIT status. An event of default can be triggered on our Goldman repurchase facility and our Wachovia credit facility if, among other things, GKK Manager LLC is terminated as our Manager. As of December 31, 2008 and December 31, 2007, we were in compliance with all such covenants. However, at December 31, 2008, our compliance margin was thin and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future.

        The Goldman repurchase facility and the Wachovia credit facility require that borrowings under these facilities be repaid as principal payments on the loans and investments pledged to these facilities are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, subordinate interests in whole loans, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by the us.

Unsecured Credit Facility

        In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or Keybank, with an initial term of three years and a one-year extension option. The initial facility was supported by a negative pledge of an identified asset base (involving substitution rights) with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also had consent rights to the inclusion of assets in the borrowing base calculation. The facility bore interest at 1.90% over one-month LIBOR to the extent our leverage ratio, defined as total liabilities to total assets, including our proportionate share of the liabilities and assets of our unconsolidated subsidiaries, is less than 80% and 2.10% over one-month LIBOR to the extent our leverage ratio is equal to or greater than 80%. In June 2007 the facility was increased to $175,000 and interest spreads on the facility were reduced. The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. We had accrued interest of $1,405 and borrowings of $172,301 as of December 31, 2008, and no accrued interest and borrowings under this facility at December 31, 2007.

        The terms of the unsecured revolving credit facility include covenants that (a) limit our maximum total consolidated indebtedness to no more than 85% of total assets, (b) require our fixed charge coverage ratio to be at no time less than 1.30, and (c) require us to maintain minimum tangible net worth of not less than $450,000 plus 75% of the net proceeds from equity offerings completed following the date of the June 2007 amendment. The covenants also restrict us from making annual distributions in excess of a maximum of 100% of our FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT) for the previous four quarters, except that we may in any case pay distributions necessary to maintain our REIT qualification. An event of default can be triggered on our unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as our Manager. As of December 31, 2008 and December 31, 2007, we were in compliance with all such covenants. However, at December 31, 2008, our compliance margin was thin and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future.

        In connection with the acquisition of American Financial on April 1, 2008, our indirect wholly-owned subsidiaries, First States Investors DB I L.P., (formerly known as First States Investors DB I LLC) and First States Investors DB I B, L.P,., and certain of their direct or indirect subsidiaries, collectively, (the "DB Loan Borrowers"), entered into an amendment and restatement of an assumed American Financial credit facility (the "DB Loan Agreement") with Deutsche Bank AG, Cayman Islands Branch, or Deutsche Bank, as agent for certain lenders. As part of the amendment and restatement of the DB Loan Agreement, the available amount under the DB Loan Agreement was reduced from $400,000 to $100,000. In addition, amounts were paid to reduce the outstanding borrowings under the facility to $95,000. Originally, the DB Loan Agreement provided the DB Loan Borrowers with a one year facility that would have matured on March 31, 2009, and permitted subject to certain conditions, a six-month extension at the DB Loan Borrowers' option. Advances made under the DB Loan bear interest at 3.00% plus the greater of (i) 3.50% or (ii) 30 day LIBOR. The DB Loan allows for prepayment in whole or in part on any payment date; provided, however, that any such prepayment shall be accompanied by all accrued interest on the portion of the DB Loan being prepaid. In September 2008, two of our CDOs purchased the DB Loan from the lender and simultaneously amended the maturity date to be March 2011, and subject to certain conditions, granted the DB Loan Borrowers two options to extend the DB Loan for one year each (i.e. to September 11, 2013 if both options are exercised). In connection with the acquisition of the DB Loan, and an unrelated sale of a property originally subject to the DB Loan, the outstanding principal balance of the DB Loan was reduced to $69,868. The loan is eliminated in the preparation of our consolidated financial statements. We recorded costs related to the purchase of approximately $800, which was expensed.

        The obligations under the DB Loan Agreement now owned by two of our CDOs, are secured by equity pledges of the shares in certain DB Loan Borrowers and mortgages over the various properties owned by certain DB Loan Borrowers. The DB Loan is guaranteed by us. The DB Loan Agreement contains customary events of default, the occurrence of which could result in the acceleration of all amounts payable thereunder. The DB Loan, now owned by our CDOs, requires us to establish and fund certain reserve accounts to be used for the payment of taxes and insurance, rollover and replacement expenses, payment of tenant improvements and leasing commissions and the funding of debt service shortfalls.

Mortgage Loans

        Certain real estate assets are subject to mortgage liens. As of December 31, 2008, 723 of our real estate assets were encumbered with mortgages with a cumulative outstanding balance of $2,413,467. Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to "trap" portfolio cash flow until the required ratios are met on an ongoing basis.

Goldman Mortgage Loan

        On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers entered into a mortgage loan agreement, the Goldman Mortgage Loan, with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp, and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan matures on

March 9, 2010, with a single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Borrower and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR.

        The Goldman Mortgage Loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $700. Since August 2008, $525 of this reserve was released to the Goldman Loan Borrowers, leaving a balance of $175 reserved with the lender as of December 31, 2008. The lenders may upon our request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        We have accrued interest of $367 and borrowings of $242,568 as of December 31, 2008.

Secured Term Loan

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

        We have accrued interest of $657 as of December 31, 2008.

        Certain of our mortgage notes payable related to assets held for sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

        The PB Loan Agreement contains covenants relating to liquidity and tangible net worth. As of December 31, 2008, we were in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

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

        The Goldman Mezzanine Loan required and the Senior Mezzanine Loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $850. Since August 2008, $575 of this reserve was released to the Mezzanine Borrowers, leaving a balance of $275 reserved with the lender as of December 31, 2008. The lender may upon our request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        We have accrued interest of $1,821 and borrowings of $580,462 as of December 31, 2008.

Collateralized Debt Obligations

        During 2005 we issued approximately $1,000,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. The CDO consists of $810,500 of investment grade notes, $84,500 of non-investment grade notes, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $105,000 of preferred shares, which were issued by the 2005 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. We incurred approximately $11,957 of costs related to Gramercy Real Estate CDO 2005-1, which are amortized on a level- yield basis over the average life of the CDO.

        During 2006 we issued approximately $1,000,000 of CDO bonds through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO consists of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. We incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

        In August 2007, we issued $1,100,000 of CDO bonds through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer, together with the 2005 Issuer and the 2006 Issuer, the Issuers, and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer, together with the 2005 Co-Issuer and the 2006 Co-Issuer, the Co-Issuers. The CDO consists of

$1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.46%. We incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

        We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO. The Issuers and Co-Issuers in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of the Issuer of each CDO are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments. Loans and other investments are accrued by the Issuers and the Co-Issuers, which loans and other investments serve as collateral for our CDO bonds, and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we would not receive any residual payments until that CDO regained compliance with such tests. We were in compliance with all such covenants as of December 31, 2008.

        During the year ended December 31, 2008, we repurchased, at a discount, $127,300 of investment grade notes previously issued by our three CDOs. During the year ended December 31, 2007, we repurchased, at a discount, $22,750 of investment grade notes of the 2006 issuer. We recorded a net gain on the early extinguishment of debt of $77,234 and $3,806 for the year ended December 31, 2008, respectively, in connection with the repurchase of notes of suchs Issuers.

Junior Subordinated Debentures

        In May 2005, August 2005 and January 2006, we completed issuances of $50,000 each in unsecured trust preferred securities through three Delaware Statutory Trusts, or DSTs, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust III, or GCT III, that are also wholly-owned subsidiaries of our Operating Partnership. The securities issued in May 2005 bore interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bore interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter the rates were to float based on the three-month LIBOR plus 300 basis points. The securities issued in January 2006 bore interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter the rate was to float based on the three-month LIBOR plus 270 basis points.

        In January 2009, we entered into an Exchange Agreement with the holders of the securities pursuant to which we and the holders agreed to exchange all of the previously issued trust preferred securities for newly issued Junior Subordinated Notes or the "Junior Notes" in the aggregate principal amount of $150,000. The Junior Notes will mature on June 30, 2035, or the "Maturity Date" and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity Date. We may redeem the Junior Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount of the Junior Notes. The optional redemption of the Junior Notes in part must be made in at least $25,000 increments. The Junior Notes also contain additional covenants restricting, among other things, our ability to declare or pay any dividends during the calendar year 2009 (except to maintain our REIT qualification), or make any payment or redeem any debt securities ranked pari passu or junior to the Junior Notes. In connection with the Exchange Agreement, the final payment on the trust preferred securities for the period October 30, 2008 through January 29, 2009 was revised to be at a reduced interest rate of 0.50% per annum.

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

Contractual Obligations

        Combined aggregate principal maturities of our CDOs, Wachovia credit facility and term loan and Goldman repurchase facility, trust preferred securities, mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), KeyBank unsecured credit facility, unfunded loan commitments and our obligations under our management agreement, and operating leases as of December 31, 2008 are as follows:

	CDOs	Term Loan, Credit Facility and Repurchase Facilities	Trust Preferred Securities	Mortgage and Mezzanine Loans(1)	KeyBank Unsecured Credit Facilities	Unfunded Loan(2) Commitments	Management Agreement(3)	Operating Lease	Total
2009	$—	$23,643	$—	$75,719	$—	$39,501	$19,810	$19,121	$177,794
2010	—	72,254	—	860,826	172,301	30,347	—	18,968	1,154,696
2011	—	—	—	25,140	—	—	—	18,856	43,996
2012	—	—	—	80,574	—	—	—	18,499	99,073
2013	—	—	—	623,006	—	—	—	18,436	641,442
Thereafter	2,608,065	—	150,000	727,517	—	—	—	151,050	3,636,632
Above/Below Market Interest				20,685					20,685

Total	$2,608,065	$95,897	$150,000	$2,413,467	$172,301	$69,848	$19,810	$244,930	$5,774,318

(1)
Certain of our real estate assets are subject to mortgage liens. As of December 31, 2008, 723 real estate assets were encumbered with 56 mortgages with a cumulative outstanding balance of approximately $2,413,467. As of December 31, 2008, the mortgages' balance ranged in amount from approximately $430 to $483,265 and had maturity dates ranging from 6 months to 15 years. As of December 31, 2008, 477 of the loans had fixed interest rates ranging 4.5% to 8.3% and 246 variable rate loans had interest rates ranging from 3.1% to 7.4%.

(2)
Based on loan budgets and estimates.

(3)
Management fee is calculated as 1.50% of our gross stockholders equity (as defined in the management agreement), inclusive of the trust preferred securities issued on May 20, 2005, August 9, 2005 and January 27, 2006.

Leasing Agreements

        Our properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and renewal options. As of December 31, 2008, we also leased bank branches and office buildings from third parties with expiration dates extending to the year 2085 and have various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

        Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of December 31, 2008 are as follows:

2009	$19,121
2010	18,968
2011	18,856
2012	18,499
2012	18,436
2014 and thereafter	151,050

Total	$244,930

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

Dividends

        To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit and repurchase facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements.

        Our board of directors elected to not pay for the third and fourth quarters of 2008 a dividend to common stockholders, which for the second quarter of 2008 was $0.63 per share. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share for the fourth quarter. The preferred stock dividend has been accrued for as of December 31, 2008. Based on current estimates of taxable income, we believe cumulative distributions made in 2008 will satisfy the our REIT distribution requirements.

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

Related Party Transactions

        In connection with our initial public offering, we entered into a management agreement with our Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008. The management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. We paid our Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. In 2008, we and SL Green formed separate special committees comprised solely of independent directors to consider whether the internalization of the Manager and/or amendment to the management agreement would be in the best interest of each company and its respective stockholders. In October 2008, we entered into the second amended and restated management agreement with our manager which generally contains the same terms and conditions as the amended and restated management agreement, except for the following material changes: (1) reduces the annual base management fee to 1.50% of our gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by our manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements are to be remitted by our Manager to us. We incurred expense to our Manager under this agreement of an aggregate of $21,058, $13,135 and $10,147 for the years ended December 31 2008, 2007 and 2006, respectively.

        To provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership are entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provide that starting January 1, 2009, the incentive distribution can be paid, at our option, in cash or shares of common stock. In December 2008, we entered into a letter agreement with our Manager and SL Green pursuant to which our Manager agreed to pay $2.75 million in cash and SL Green transferred 1.9 million shares of the our common stock to us, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The cash portion of the letter agreement was recorded as a reduction in incentive distribution. We incurred approximately $2,350, $32,235 and $7,609 with respect to such Class B limited partner interests for the years ended December 31, 2008, 2007 and 2006, respectively.

        We are obligated to reimburse our Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between the Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsource agreement provided for an annual fee payable by us, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the years ended December 31, 2008, 2007 and 2006, we realized expense of $1,721, 1,343, and $1,304, respectively, to our Manager under the outsource agreement. For the years ended December 31, 2008, 2007 and 2006, we realized expense of $4,022, $3,564, and $2,349, respectively, to our Manager under the asset servicing agreement. In October 2008, each of the asset servicing agreement and outsource agreement was terminated, effective as of September 30, 2008. Effective as of October 2008, we are obligated to reimburse our Manager for its costs incurred under a special servicing agreement between our Manager and an affiliate of SL Green. Pursuant to that agreement, the SL Green affiliate acts as the rated special servicer to our CDOs for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it.

        On October 27, 2008, we entered into a services agreement, or the Services Agreement, with SL Green and SL Green Operating Partnership, L.P. pursuant to which SL Green will provide consulting and other services to us. SL Green will make Marc Holliday, Andrew Mathias and David Schonbraun available in connection with the provision of the services until the earliest of (i) September 30, 2009, (ii) the termination of the management agreement or (iii) with respect to a particular executive, the termination of any such executive's employment with SL Green. In consideration for the consulting services, we will pay a fee to SL Green of $200,000 per month, payable, at our option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of our common stock trade, shares of our common stock. SL Green will also provide us with certain other services described in the Services Agreement for a fee of $100,000 per month in cash and for a period terminating at the earlier of (i) three months after the date of the Services Agreement, subject to a one-time 30-day extension, or (ii) the termination of the management agreement. By a separate agreement and for a separate fee, SL Green has agreed to perform special servicer activities for us through one of its rated special servicing affiliates.

        In connection with the closing of our first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with our Manager. Pursuant to the collateral management agreement, our Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Board of Directors has allocated to our manager the subordinate collateral management fee paid on the CDO securities not held by us. In October 2008, pursuant to the second amended and restated management agreement, our manager has, commencing July 1, 2008, agreed to remit this amount to the Company. At December 31, 2008 and December 31, 2007 we owned all of the non-investment grade bonds, preferred equity and equity in both CDOs. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the years ended December 31, 2008, 2007 and 2006, we realized expense of $1,024, $2,054 and $2,065, respectively, to our Manager under such collateral management agreement.

        Except for the 2005 CDO, fees payable in connection with CDOs or other securitization vehicles are governed by the management agreement. Pursuant to that agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, our Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or our Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with us or our manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or our manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to us. In October 2008, pursuant to the second amended and restated management agreement, our manager has, commencing July 1, 2008, agreed to remit this amount to the Company. For the years ended December 31, 2008, 2007 and 2006, we realized expense of $1,142, $2,291 and $803 respectively, to our manager under this agreement. With respect to the CDO which closed in August, 2007, we realized expense to our Manager of $432 and $284 for the years ended December 31, 2008 and 2007, respectively.

        In April 2005, we closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York. The joint venture, which was owned 45% by a wholly-owned subsidiary of us and 55% by a wholly-owned subsidiary of SL Green was created to acquire, own and operate the South Building, The joint venture interests were pari-passu. The joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The South Building comprised approximately 1.2 million square feet and was almost entirely net leased to Credit Suisse Securities (USA) LLC ("CS") pursuant to a lease with a 15-year remaining term. In August 2007 we sold our entire investment in the joint venture to SL Green Realty Corp. for approximately $147,000 and realized a gain of $92,235. In August 2007, an affiliate of SL Green loaned approximately $147,000 to our Operating Partnership. This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of the sale of our 45% interest in One Madison Avenue to SL Green. As a result of the sale of our interest in August 2007, the loan was repaid with interest on such date.

        Commencing in May 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year 10. The Company leases approximately 5,200 additional square feet on a month-to-month basis for approximately $271 per annum. For the years ended December 31, 2008, 2007 and 2006, we paid $423, $235 and $252 under this lease, respectively.

        In July 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of December 31, 2008 and December 31, 2007, the loan has a book value of $39,520 and $39,711, respectively.

        In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,595 and $90,389 as of December 31, 2008 and December 31, 2007, respectively.

        In June 2006, we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future. The remaining 50% of the property is owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P. The property is comprised of three buildings totaling approximately 670,000 square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan. In January 2009, together with SL Green, we sold 100% of the respective interests in 55 Corporate.

        In August 2006, we acquired from a financial institution a 50% pari-passu interest in a $65,000 preferred equity investment secured by an office property in New York, New York. An affiliate of SL Green simultaneously acquired and owns the other 50% pari-passu interest. The investment bears interest at a blended fixed rate of 10.52%.

        In December 2006, we acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan. As of December 31, 2008 and December 31, 2007, the loan has a book value of $118,703 and $108,034, respectively.

        In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of December 31, 2008 and December 31, 2007, our interest in the whole loan had a carrying value of $66,707 and $65,033, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

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

        In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of December 31, 2008 and December 31, 2007, the investment had a carrying value of $26,118 and $20,390, respectively. We recorded our pro rata share of net income of $5,228 and $3,105 for the years ended December 31, 2008 and 2007, respectively.

        In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of December 31, 2008 and December 31, 2007, the investment had a carrying value of $37,070 and $28,332, respectively. We recorded our pro rata share of net income of $6,292 and $2,480 for the years ended December 31, 2008 and 2007, respectively.

        Our agreements with SL Green in connection with our commercial property investments in 885 Third Avenue and 2 Herald Square contain a buy-sell provision that can be triggered by us in the event we and SL Green are unable to agree upon a major decision that would materially impair the value of the assets. Such major decisions involve the sale or refinancing of the assets, any extensions or modifications to the leases with the tenant therein or any material capital expenditures.

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

        In August 2007, we closed on the purchase from a financial institution of a $12,500 mezzanine loan on a substantially complete residential condominium project in the upper east side of Manhattan. The investment bore interest at the current pay rate of 11% over LIBOR, and a 19% look-back internal rate of return at maturity. At closing, an affiliate of SL Green simultaneously acquired a $12,500 pari-passu interest in the same tranche of the capital structure. The loan matured in August 2008 and was retired by a negotiated payoff below par.

        In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter we, along with SL Green, sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of its interest in the loan back to SL Green. As of December 31, 2008 and December 31, 2007, the loan has a book value of $11,925 and $11,917, respectively. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of December 31, 2008 and December 31, 2007, the loan has a book value of $28,026 and $26,776, respectively.

        In September 2007, our Manager earned a $1,000 collateral selection fee payable by Nomura International plc. We purchased $18,000 of par bonds of the same securities to which the collateral selection fee was related and was earned. As part of the closing on the securities purchased, we collected and immediately remitted the fee due to our Manager.

        In November 2007, we acquired from a syndicate comprised of financial institutions a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%. As of December 31, 2008 and December 31, 2007, the loan has a book value of $22,656 and $22,238, respectively.

        In December 2007, we acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter we participated 50% of our interest in the loan to an affiliate of SL Green. The investment, which is secured by a retail property in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. As of December 31, 2008 and December 31, 2007 the loan has a book value of $24,599 and $23,141, respectively.

        In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of December 31, 2008 and December 31, 2007, the loan has a book value of $46,488 and $44,739, respectively.

        In connection with the closing of the acquisition of American Financial, we, as part of a larger financing, received financing of $50,000 from SL Green, which is described more fully in Note 9. An affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to a one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance.

        In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of December 31, 2008, the loan has a book value of $9,324.

        In September 2008, we closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower's interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of December 31, 2008, the loan has a book value of $30,367.

        Bright Star Couriers LLC, or Bright Star, provides messenger services to us. Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman. The aggregate amount of fees paid by us for such services was $4 for the year ended December 31, 2008 and was less than $1 for each of the years ended December 31, 2007 and 2006.

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

        FFO for the years ended December 31, 2008, 2007 and 2006 are as follows:

	For the Year ended December 31, 2008	For the Year ended December 31, 2007	For the Year ended December 31, 2006
Net income available to common stockholders	$49,959	$$155,030	$55,902
Add:
Depreciation and amortization	84,290	12,572	6,143
FFO adjustment for unconsolidated joint ventures	625	4,802	7,753
Less:
Gain in sale of unconsolidated joint venture interest	—	18,994	—
Incentive fee attributable to gain from sale of unconsolidated joint venture interest	—	(92,235)	—
Non real estate depreciation and amortization	(11,379)	(10,107)	(5,771)

Funds from operations	$123,495	$89,056	$64,027

Funds from operations per share—basic	$2.61	$$3.18	$2.59

Funds from operations per share—diluted	$2.61	$$3.03	$2.46

Recently Issued Accounting Pronouncements

        In February 2007, the FASB issued Statement No. 159, or SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other item, at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. We did not elect FAS No. 159 for any of our financial assets and financial liabilities as of December 31, 2008.

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

        In December 2007, the FASB issued Statement No. 141 (revised), or SFAS No. 141(R), "Business Combination", which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS No. 141, "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS No. 141(R) are: (1) acquisition and restructuring costs would be now expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and non-contractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings, while non-contractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets and liabilities, including the minority interest portion and goodwill which is recorded as if a 100% interest was acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial position and results of operations.

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

        In October 2008, the FASB issued Staff Position 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active", or FSP 157-3, which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The guidance provided by FSP 157-3 is consistent with our approach to valuing financial assets for which there are no active markets. The adoption of FSP FAS No. 142-3 did not have a material effect on our consolidated financial statements.

        In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8 ("FSP FAS 140-4 and FIN 46(R)-8"), "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" which increases disclosure requirements for public companies and is effective for reporting periods that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to require public entities to provide additional disclosures about a transferor's continuing involvement with transferred financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. We have adopted FSP FAS 140-4 and FIN 46(R)-8.

        In January 2009, the FASB issued FSP EITF 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets , to align it with the impairment guidance within SFAS 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants' assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. We have adopted EITF 99-20-1.

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

        During 2007 and continuing throughout 2008, the global capital markets experienced unprecedented volatility, resulting in dramatic changes in credit spreads, prices of financial assets, liquidity and the availability and cost of debt and equity capital. The impact has been most severe in the single-family residential real estate mortgage markets in the United States, but has more recently affected the commercial real estate debt markets in which we invest. In particular, subsequent to the issuance of our third CDO in August 2007, the commercial real estate securitization markets have experienced severe declines in transaction activity, reductions in short-term and long-term liquidity, and widening credit spreads. We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our portfolio of commercial loans and CMBS investment portfolio. Currently, the new issue market for structured finance transactions including commercial real estate CDOs is dormant. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. These conditions have also adversely impacted the ability of commercial property owners to service their debt and refinance their loans as they mature, and for our tenants to service their leases.

        Our acquisition of American Financial transformed our company from a pure specialty finance company into a diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments.

Real Estate Risk

        Commercial and multi-family property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of retail, industrial, office or other commercial or multi-family space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when a property's net operating income is sufficient to cover the property's debt service at the time a loan is made, there can be no assurance that this will continue in the future. We employ careful business selection, rigorous underwriting and credit approval processes and attentive asset management to mitigate these risks. These same factors pose risks to the operating income we receive from our portfolio of real estate investments, the valuation of our portfolio of owned properties, and our ability to refinance existing mortgage and mezzanine borrowings supported by the cash flow and value of our owned properties.

Interest Rate Risk

        Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

        Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our commercial real estate finance assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Furthermore, as our term loan, credit facility and repurchase facility provides for an ability of the lender to mark-to-market our assets and make margin calls based on a change in the value of our assets, financing fixed rate assets with this debt creates the risk that an increase in fixed rate benchmarks (such as "swap" yields) would decrease the value of our fixed rate assets. We have entered into certain swap transactions in anticipation of drawing upon our mark-to-market debt to hedge against this risk. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because we generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income will generally increase if LIBOR increases and decreases if LIBOR decreases, but this may not always be true in the future. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the year ended December 31, 2008 would have increased our interest cost by approximately $25,812 offset by an increase in our investment income of approximately $20,354.

        Our exposure to interest rates will also be affected by our overall corporate leverage, which may vary depending on our mix of assets.

        In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and result in loan losses to us, which could adversely affect our liquidity and operating results. Further, such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

        The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments and CMBS investments as of December 31, 2008 and December 31, 2007, including loans held for sales, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield(3)		Floating Rate: Average Spread over LIBOR(2)
	2008	2007	2008	2007	2008	2007	2008	2007
Whole loans, floating rate	$1,222,991	$1,594,338	55.3%	60.5%	—	—	418 bps	332 bps
Whole loans, fixed rate	189,946	204,192	8.6%	7.7%	7.17%	7.79%	—	—
Subordinate interests in whole loans, floating rate	80,608	146,901	3.6%	5.6%	—	—	564 bps	447 bps
Subordinate interests in whole loans, fixed rate	63,179	61,890	2.9%	2.3%	9.22%	8.78%	—	—
Mezzanine loans, floating rate	396,190	413,813	17.9%	15.7%	—	—	654 bps	607 bps
Mezzanine loans, fixed rate	248,558	203,753	11.2%	7.7%	10.21%	8.91%	—	—
Preferred equity, fixed rate	12,001	11,858	0.5%	0.5%	10.22%	10.09%	—	—

Subtotal/ Weighted average	2,213,473	2,636,745	100.0%	100.0%	8.96%	8.45%	480 bps	395 bps

CMBS, floating rate	70,893	23,817	8.1%	3.0%	—	—	945 bps	593 bps
CMBS, fixed rate	799,080	768,166	91.9%	97.0%	6.26%	6.13%	—	—

Subtotal/ Weighted average	869,973	791,983	100.0%	100.0%	6.26%	6.13%	945 bps	593 bps

Total	$3,083,446	$3,428,728	100.0%	100.0%	7.32%	7.02%	498 bps	397 bps

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

(3)
Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans—floating rate of approximately $97,054 with an effective spread of 500 basis points and non-performing loans classified as whole loans—fixed rate of approximately $67,755 with an effective yield of 7.67%.

        As of December 31, 2008, our loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2009(1)	42	1,345,104	60.8%
2010	14	450,978	20.4%
2011	4	20,569	0.9%
2012	2	63,138	2.8%
2013	—	—	—
Thereafter	11	333,684	15.1%

Total	73	$2,213,473	100%

Weighted average maturity(2)		1.8 years

    (1)
    Of the loans maturing in 2009, 28 investments with a carrying value of $891,334 have extension options, which may be subject to performance criteria.

    (2)
    The calculation of weighted average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

        Combined aggregate principal maturities of our CDOs, Wachovia credit facility and term loan, Goldman repurchase facility, trust preferred securities, mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), and KeyBank unsecured credit facility, as of December 31, 2008 are as follows:

	CDOs	Term Loan, Credit Facility and Repurchase Facility	Trust Preferred Securities	Mortgage Loans	KeyBank Unsecured Credit Facilities	Total
2009	$—	$23,643	$—	$75,719	$—	$99,362
2010	—	72,254	—	860,826	172,301	1,105,381
2011	—	—	—	25,140	—	25,140
2012	—	—	—	80,574	—	80,574
2013	—	—	—	623,006	—	623,006
Thereafter	2,608,065	—	150,000	727,517	—	3,485,582
Above/Below Market Interest				20,685		20,685

Total	$2,608,065	$95,897	$150,000	$2,413,467	$172,301	$5,439,730

        The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2008. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$3,465	4.280%	7/2005	12/2009	$(104)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(142)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	7/2015	(1,342)
Interest Rate Swap	3 month LIBOR	12,000	3.063%	1/2008	7/2010	(276)
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(1,026)
Interest Rate Swap	3 month LIBOR	2,000	3.073%	1/2008	7/2010	(50)
Interest Rate Swap	3 month LIBOR	347,908	5.408%	8/2007	5/2017	(39,345)
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	(98,158)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	(8,432)
Interest Rate Swap	3 month LIBOR	24,143	5.114%	2/2008	1/2017	(3,042)
Interest Rate Swap	3 month LIBOR	16,412	5.203%	2/2008	5/2017	(2,899)
Interest Rate Swap	3 month LIBOR	4,700	3.170%	4/2008	4/2012	(170)
Interest Rate Cap	1 month LIBOR	250,000	5.250%	4/2008	3/2010	—
Interest Rate Cap	1 month LIBOR	600,000	5.250%	8/2008	3/2010	1
Interest Rate Cap	1 month LIBOR	9,375	4.260%	8/2008	1/2015	(803)
Interest Rate Cap	3 month LIBOR	10,000	3.920%	10/2008	10/2013	(655)
Interest Rate Cap	3 month LIBOR	17,500	3.920%	10/2008	10/2013	(1,333)

Total		$2,069,777				$(157,776)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Capital Corp.

        We have audited the accompanying consolidated balance sheets of Gramercy Capital Corp. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008, 2007, and 2006. Our audits also included the financial statement schedules listed in the Index as Item 15(a)(2). These financial statements and schedules are the responsibility of Gramercy Capital Corp.'s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gramercy Capital Corp. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gramercy Capital Corp.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 16, 2009

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Capital Corp.

        We have audited Gramercy Capital Corp.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gramercy Capital Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Gramercy Capital Corp.'s internal control over financial reporting based on our audit.

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

        In our opinion, Gramercy Capital Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gramercy Capital Corp. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008 of Gramercy Capital Corp. and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 16, 2009

Gramercy Capital Corp.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2008	December 31, 2007
Assets:
Real estate investments, at cost:
Land	$891,500	$—
Building and improvements	2,441,839	71,933
Less: accumulated depreciation	(47,071)

Total real estate investments, net	3,286,268	71,933
Cash and cash equivalents	136,828	293,126
Restricted cash	234,781	130,633
Pledged government securities, net	101,576	—
Loans and other lending investments, net	2,213,473	2,441,747
Commercial mortgage-backed securities	869,973	791,983
Investments in joint ventures	93,919	49,440
Assets held for sale	192,780	295,222
Tenant and other receivables, net	28,129	—
Accrued interest	25,447	32,587
Acquired lease assets, net of accumulated amortization of $30,760 and $0	536,212	—
Deferred costs, net of accumulated amortization of $26,451 and $16,962	53,248	56,026
Other assets	48,322	42,381

Total assets	$7,820,956	$4,205,078

Liabilities and Stockholders' Equity:
Mortgage notes payable	$1,833,005	59,099
Mezzanine loans payable	580,462	—
Unsecured credit facility	172,301	—
Term loan, credit facility and repurchase facility	95,897	200,197
Collateralized debt obligations	2,608,065	2,735,145

Total secured and other debt	5,289,730	2,994,441
Accounts payable and accrued expenses	88,437	35,188
Management and incentive fees payable	979	5,617
Dividends payable	2,325	93,992
Accrued interest payable	8,167	—
Deferred revenue	98,693	—
Below-market lease liabilities, net of accumulated amortization of $53,369	846,351	—
Leasehold interests, net of accumulated amortization of $2,182	21,051	—
Liabilities related to assets held for sale	110,543	95,236
Derivative instruments, at fair value	157,776	72,495
Other liabilities	14,471	9,374
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	150,000	150,000

Total liabilities	6,788,523	3,456,343

Commitments and contingencies	—	—
Minority interest	2,712	—
Stockholders' Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 49,852,243 and 34,850,577 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	50	34
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, 4,600,000 issued and outstanding at December 31, 2008 and December 31, 2007, respectively	111,205	111,205
Additional paid-in-capital	1,077,983	685,958
Accumulated other comprehensive income	(160,739)	(65,658)
Retained earnings	1,222	17,196

Total stockholders' equity	1,029,721	748,735

Total liabilities and stockholders' equity	$7,820,956	$4,205,078

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues
Investment income	$254,821	$297,712	$176,421
Rental revenue	236,693	2,935	915
Operating expense reimbursements	95,684	—	—
Gain on sales and other income	14,922	14,797	18,842

Total revenues	602,120	315,444	198,178

Operating Expenses
Other property operating expenses	58,606	—	—
Real estate taxes	29,384	—	—
Utilities	30,857	—	—
Ground rent and leasehold obligations	12,789	—	—
Direct billable expenses	6,867	—	—

Total property operating expenses	138,503	—	—

Net operating income	463,617	315,444	198,178

Other expenses:
Interest expense	267,811	172,094	96,909
Management fees	30,299	22,671	16,668
Incentive fee	2,350	32,235	7,609
Depreciation and amortization	71,454	2,158	1,209
Marketing, general and administrative	17,616	13,534	11,957
Provision for loan loss	97,853	9,398	1,430

Total expenses	487,383	252,090	135,782

Income (loss) before equity in net income (loss) of unconsolidated joint ventures, provision for taxes, minority interest and discontinued operations	(23,766)	63,354	62,396
Equity in net income (loss) of unconsolidated joint ventures	7,782	3,513	(2,960)
Income (loss) before provision for taxes, gain on extinguishment of debt, gain on sale of unconsolidated joint venture interests, minority interest and discontinued operations	(15,984)	66,867	59,436
Gain on extinguishment of debt	77,234	3,806	—
Gain from sale of unconsolidated joint venture interest	—	92,235	—
Provision for taxes	(83)	(1,341)	(1,808)

Net income from continuing operations before minority interests	61,167	161,567	57,628
Minority interest	(382)	—	—

Net income from continuing operations	60,785	161,567	57,628
Net income (loss) from discontinued operations	(1,482)	30	(1,726)

Net income	59,303	161,597	55,902
Preferred stock dividends	(9,344)	(6,567)	—

Net income available to common stockholders	$49,959	$155,030	$55,902

Basic earnings per share:
Net income from continuing operations, after Preferred stock dividends	$1.09	$5.54	$2.33
Net loss from discontinued operations	(0.03)	—	(0.07)

Net income available to common stockholders	$1.06	$5.54	$2.26

Diluted earnings per share:
Net income from continuing operations, after Preferred stock dividends	$1.09	$5.28	$2.22
Net loss from discontinued operations	(0.03)	—	(0.07)

Net income available to common stockholders	$1.06	$5.28	$2.15

Dividends per common share	$1.26	$4.45	$2.08

Basic weighted average common shares outstanding	47,205	27,968	24,722

Diluted weighted average common shares and common share equivalents outstanding	47,330	29,379	26,009

Gramercy Capital Corp.
Consolidated Statement of Stockholder's Equity
(Amounts in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income
			Series A Preferred Stock	Additional Paid- In-Capital		Retained Earnings		Comprehensive Income (loss)
	Shares	Par Value					Total
Balance at December 31, 2005	22,803	$22		$369,529	$2,851	$2	$372,404	$33,940

Net income						55,902	55,902	$55,902
Net unrealized gain on derivative instruments					39		39	39
Net proceeds from common stock offerings	3,000	3		79,787			79,790
Stock-based compensation—fair value				2,259			2,259
Proceeds from stock option exercises	63	1		1,017			1,018
Deferred compensation plan, net	12	—		1,174			1,174
Cash distributions declared						(51,926)	(51,926)

Balance at December 31, 2006	25,878	26		453,766	2,890	3,978	460,660	55,941

Net income						161,597	161,597	161,597
Net unrealized loss on derivative instruments					(62,973)		(62,973)	(62,973)
Net unrealized gain/ (loss) on securities previous available for sale					(5,575)		(5,575)	(5,575)
Net proceeds from common stock offering	8,635	8		224,175			224,183
Net proceeds from issuance of preferred stock			111,205				111,205
Stock-based compensation—fair value				1,059			1,059
Proceeds from stock option exercises	103	0		2,008			2,008
Deferred compensation plan, net	234			4,950			4,950
Cash distributions declared						(148,379)	(148,379)

Balance at December 31, 2007	34,850	$34	$111,205	$685,958	$(65,658)	$17,196	$748,735	$93,049

Net income						59,303	59,303	59,303
Change in net unrealized loss on derivative instruments					(85,350)		(85,350)	(85,350)
Reclassification adjustments from cash flow hedges included in net income					(10,320)		(10,320)	(10,320)
Net unrealized gain/(loss) on securities previous available for sale					589		589	589
Issuance of common stock in connection with American Financial Realty Trust acquisition	16,280	16		389,793			389,809
Issuance of stock—stock purchase plan	11			61			61
Acquisition of common stock in connection with recapture agreement with SL Green	(1,900)	(2)					(2)
Proceeds from stock option exercises	86	1		1,305			1,306
Stock-based compensation fair value				3,214			3,214
Deferred compensation plan, net	525	1		(2,348)			(2,347)
Dividends declared on common stock						(65,933)	(65,933)
Dividends declared on preferred stock						(9,344)	(9,344)

Balance at December 31,2008	49,852	$50	$111,205	$1,077,983	$(160,739)	$1,222	$1,029,721	$(35,778)

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	At December 31,
	2008	2007	2006
Operating Activities
Net income	$59,303	$161,597	$55,902
Adjustments to net cash provided by operating activities:
Depreciation and amortization	83,858	11,926	6,042
Minority interest	382	—	—
Amortization of acquired leases to rental income	(44,734)	—	—
Amortization of deferred costs	10,392	—	—
Amortization of discount, net, and other fees	(31,223)	(25,821)	(12,956)
Deferred revenue	12,641	(8,757)	(1,488)
Straight-line rent adjustment	14,553	—	—
Equity in net (income) loss of joint ventures	(7,782)	(3,513)	2,960
Gain on extinguishment of debt	(77,234)	(3,806)	—
Amortization of stock compensation	866	6,009	3,433
Provision for loan loss	97,853	9,398	1,430
Unrealized gain on derivative instruments	(10,320)	(435)	—
Net realized gain on loans, loan commitments and securities held for sale	—	(4,018)	(11,075)
Net realized gain on sale of joint venture investment	—	(92,235)	—
Changes in operating assets, loan commitments and securities and liabilities:
Restricted cash	51,421	—	—
Tenant and other receivables	1,419	—	—
New investments in loans held for sale	—	(151,638)	(104,931)
Proceeds from sale of loans and loan commitments held for sale	—	177,414	175,050
Payment of capitalized tenant leasing costs	(1,204)	—	—
Accrued interest	549	(7,769)	(4,905)
Other assets	27,920	(18,864)	12,034
Management and incentive fees payable	(4,638)	2,329	722
Settlement of derivative instruments	—	(460)	534
Accounts payable, accrued expenses and other liabilities	(12,267)	8,217	31,955

Net cash provided by operating activities	171,755	59,574	154,707

Investing Activities
Transaction costs of business combination	(108,199)	—	—
Cash consideration paid for business combination, net of cash acquired of $155,356	(586,900)	—	—
Capital expenditures and leasehold costs	(13,724)	—	—
Proceeds from sale of joint venture investment	—	146,665	—
Proceeds from sale of real estate	138,750	—	14,812
New investment originations and funded commitments	(355,854)	(1,914,626)	(1,847,976)
Principal collections on investments	456,438	1,201,423	810,947
Proceeds from loan syndications	105,421	238,489	—
Investment in commercial real estate	(1,828)	(76,292)	(113,644)
Investment in commercial mortgage-backed securities	(72,196)	(796,306)	—
Investment in joint venture	(2,324)	(42,789)	75
Decrease in accrued interest income	80	—	—
Purchase of marketable investments	(5,362)	—	—
Sale of marketable investments	4,989	—	—
Change in restricted cash from investing activities	(47,566)	18,640	(11,900)
Deferred investment costs	(2,297)	(4,586)	(1,840)

Net cash used in investing activities	(490,572)	(1,229,382)	(1,149,526)

Financing Activities
Proceeds from repurchase facilities	45,039	1,358,056	1,381,582
Repayments of repurchase facilities	(149,339)	(1,435,271)	(1,206,537)
Proceeds from unsecured credit facility	172,301	129,000	—
Repayments of unsecured credit facility	—	(144,000)	—
Change in restricted cash from financing activities	24,329	196,314	(304,567)
(Repurchase) Issuance of collateralized debt obligations	(50,066)	1,024,628	903,750
Proceeds from stock options exercised	1,305	2,008	1,018
Proceeds from acquisition financing	1,114,743	—	—
Proceeds from mortgage payable	—	59,099	94,525
Repayment of mortgage notes	(801,913)	—	—
Issuance of trust preferred security	—	—	50,000
Payment for deferred financing and derivative instruments	(27,031)	(12,795)	(7,764)
Net proceeds from sale of common stock	61	224,183	79,790
Net proceeds from sale of preferred stock	—	111,205	—
Dividends paid on common stock	(159,891)	(64,576)	(48,240)
Dividends paid on preferred stock	(7,019)	(4,231)	—

Net cash provided by in by financing activities	162,519	1,443,620	943,557

Net (decrease) increase in cash and cash equivalents	(156,298)	273,812	(51,262)
Cash and cash equivalents at beginning of period	293,126	19,314	70,576

Cash and cash equivalents at end of period	$136,828	$293,126	$19,314

Non-cash activity
Deferred losses and other non-cash activity related to derivatives	$5,299	$—	$—

Issuance of common stock for acquisition advisory costs	$11,213	$—	$—

Issuance of common stock in business combination	$378,672	$—	$—

Assumptions of mortgage loans	$1,316,004	$—	$—

SFAS 141 mark-to-market of debt assumed	$24,743	$—	$—

Supplemental cash flow disclosures
Interest paid	$249,400	$163,135	$80,956

Income taxes paid	$433	$869	$1,888

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2008

1. Business and Organization

        Gramercy Capital Corp. (the "Company" or "Gramercy") is an integrated commercial real estate finance and property investment company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. On April 1, 2008, the Company completed the acquisition of American Financial Realty Trust (NYSE: AFR) ("American Financial") in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financial's secured debt. The acquisition transformed the Company from a pure specialty finance company into a $7.8 billion diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments.

        The Company's commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. The Company's property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are, for the most part, deposit-taking commercial banks, thrifts and credit unions, which the Company generally refers to as "banks." The Company's portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wachovia Bank, National Association (now owned by Wells Fargo & Company, or Wells Fargo), or Wachovia Bank, Regions Financial Corporation, or Regions Financial and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company's commercial real estate finance and property investment businesses are conducted.

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

        The Company is externally managed and advised by GKK Manager LLC, or the Manager, a wholly-owned subsidiary of SL Green Realty Corp., or SL Green. At December 31, 2008, SL Green Operating Partnership, L.P. owned approximately 12.5% of the outstanding shares of the Company's common stock. The Company qualified as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with its taxable year ended December 31, 2004 and the Company expects to qualify for the current fiscal year. To maintain the Company's qualification as a REIT, the Company plans to distribute at least 90% of taxable income.

        As of December 31, 2008, Gramercy Finance held loans and other lending investments and CMBS of $3,083,445 net of fees, discounts, and unfunded commitments with an average spread to 30-day LIBOR of 498 basis points for its floating rate investments, and an average yield of approximately 7.32% for its fixed rate investments. As of December 31, 2008, Gramercy Finance also held interests in

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

1. Business and Organization (Continued)

three credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

        As of December 31, 2008, Gramercy Realty's portfolio consisted of 706 bank branches, 337 office buildings and eight land parcels, of which 82 bank branches and one office building were partially owned through joint ventures. Gramercy Realty's wholly-owned properties aggregated approximately 26.4 million rentable square feet and its partially-owned properties aggregated approximately 0.8 million rentable square feet, including 0.4 million rentable square feet in an unconsolidated joint venture. As of December 31, 2008, the occupancy of Gramercy Realty's wholly-owned properties was 88.7% and the occupancy for its partially-owned properties was 99.9%. Gramercy Realty's two largest tenants are Bank of America and Wachovia Bank (now owned by Wells Fargo), and as of December 31, 2008, they represented approximately 35.5% and 16.2%, respectively, of the rental income of the Company's portfolio and occupied approximately 46.8% and 18.3%, respectively, of Gramercy Realty's total rentable square feet.

        Due to the nature of the business of Gramercy Realty's tenant base, Gramercy Realty typically enters into long-term net leases with its financial institution tenants. As of December 31, 2008, the weighted average remaining term of Gramercy Realty's leases was 10.2 years and approximately 79.6% of its base revenue was derived from net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, Gramercy Realty is focused on maximizing the value of its portfolio through strategic sales, effective and efficient property management, and leasing.

        The Company relies on the credit and equity markets to finance and grow its business. During the second half of 2007 and throughout 2008, severe credit and liquidity issues in the sub-prime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, and the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced reduced liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or are virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including the Company, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, the Company is focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing vacant space and reducing corporate overhead as a percentage of its total assets and total revenues.

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

December 31, 2008

2. Significant Accounting Policies (Continued)

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

        At December 31, 2008, the Company owned securities of three controlling class CMBS trusts with a carrying value of $39,494. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, the Company has concluded that it would not be the primary beneficiary of any of the underlying special-purpose entities. At December 31, 2008, the Company's maximum exposure to loss as a result of its investment in these QSPEs totaled $39,494, which equals the book value of these investments as of December 31, 2008.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

        The financing structures that the Company offers to the borrowers on certain of its real estate loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. The Company's management has evaluated these entities and has concluded that none of such entities are VIEs that are subject to the consolidation rules of FIN 46R.

        The following is a summary of the Company's involvement with VIEs (excluding QSPEs) as of December 31, 2008:

	Company carrying value- assets	Company carrying value- liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Total real estate investments, net	$50,270	$44,598	$50,270	$44,598
Collateralized debt obligations	—	2,608,065	3,100,000	3,100,000

	$50,270	$2,652,663	$3,150,270	$3,144,598

Unconsolidated VIEs
Commercial mortgage-backed securities	$39,494	$—	$921,654	$921,654
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	—	150,000	150,000	150,000

	$39,494	$150,000	$1,071,654	$1,071,654

        We have determined that the Company is the non-transferor sponsor of one of the Company's non-investment grade CMBS investments, GS Mortgage Securities Trust 2007-GKK1, or the Trust). The Trust is a resecuritization of $634 million of commercial mortgage backed securities rated AA through BB structured in a Qualified Special Purpose Entity, or QSPE. The Company purchased a portion of the below investment securities, totaling $27.3 million. GKK Manager LLC, the Manager, the external manager of the Company, is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. As collateral administrator, the Manager's on going duty is to liquidate defaulted securities, for the Trust, if very specific triggers have been reached. The Manager can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. Neither the Company nor the Manager have any on-going financial obligations, including advancing, funding, or purchasing collateral in the Trust. The Company's maximum exposure to the QSPE is limited to its investment in the bonds purchased.

Real Estate and CTL Investments

        The Company records acquired real estate and CTL investments at cost. Costs directly related to the acquisition of such investments are capitalized. Certain improvements are capitalized when they are determined to increase the useful life of the building. Depreciation is computed using the straight-line method over the shorter of the estimated useful life of the capitalized item or 40 years for buildings, five to 10 years for building equipment and fixtures, and the lesser of the useful life or the remaining

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

lease term for tenant improvements and leasehold interests. Maintenance and repair expenditures are charged to expense as incurred.

        In leasing office space, the Company may provide funding to the lessee through a tenant allowance. In accounting for tenant allowances, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.

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

        In accordance with FASB Statement No. 141, or SFAS No. 141, "Business Combinations," the Company allocates the purchase price of real estate to land, building, improvements and intangibles, such as the value of above-, below- and at-market leases, and origination costs associated with the in-place leases. The Company depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above-, and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases are amortized over the expected term, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

improvements and origination costs are amortized as an expense over the remaining life of the lease or charged against earnings if the lease is terminated prior to its contractual expiration date. The Company assesses fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property.

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

Investments in Unconsolidated Joint Ventures

        The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control, the entities and are not considered to be the primary beneficiary under FIN 46R. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company's balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to the Company. As of December 31, 2008 and 2007, the Company had investments of $93,919 and $49,440 in unconsolidated joint ventures, respectively.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash at December 31, 2008 consists of $98,152 on deposit with the trustee of the Company's collateralized debt obligations, or CDOs, representing the proceeds of repayments from

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

loans serving as collateral in the Company's CDOs, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for the Company's CDOs, which are remitted to the Company on a quarterly basis, and future funding obligations on certain investments. The remaining balance consists of $52,649 held as collateral for letters of credit, $5,945 of interest reserves held on behalf of borrowers and $78,035 which represents amounts escrowed pursuant to mortgage agreements securing the Company's real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Assets Held for Sale

Loans and Other Lending Investments Held For Sale

        Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of December 31, 2008 and 2007, the Company had loans and other lending investments held for sale of $0 and $194,998, respectively.

Real Estate and CTL Investments Held for Sale

        In accordance with FASB Statement No. 144, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as Discontinued Operations. As of December 31, 2008 and 2007, the company had real estate investments held for sale of $192,780 and $100,224, respectively.

Commercial Mortgage-Backed Securities

        The Company designates its CMBS investments pursuant to FASB Statement No. 115, or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of income using the level yield method. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss on the consolidated statements of income. In November 2007, subsequent to financing the Company's CMBS investments in its CDOs, the Company redesignated all of its available-for-sale CMBS investments with a book value of approximately $43.6 million to held to maturity. As of December 31, 2008 and December 31, 2007, the unrealized loss on the redesignated CMBS investments included in other comprehensive income (loss) was $4,986 and $5,575, respectively.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

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

        In January 2009, the FASB issued FSP EITF 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align it with the impairment guidance within SFAS 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants' assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due.

        The Company determines the fair value of CMBS based on the types of securities in which the Company has invested. For liquid, investment-grade securities, the Company consults with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments. For non-investment grade securities, the Company actively monitors the performance of the underlying properties and loans and updates the Company's pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from the Company's own experience in the market, advice from dealers when available, and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates may vary to some degree, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

Pledged Government Securities

        The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. These securities are carried at amortized cost because the Company has both positive intent and the ability to hold the securities to maturity. These securities had a carrying value of $101,576, a fair value of $106,796 and unrealized gains of $5,220 at December 31, 2008, and have maturities that extend through November 2013. The Company did not maintain a portfolio of pledged treasury securities at December 31, 2007.

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

        Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of December 31, 2008 and December 31, 2007, were $6,361 and $0, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the consolidated statements of income.

Intangible Assets

        Pursuant to SFAS No. 141, the Company follows the purchase method of accounting for business combinations. To ensure that intangible assets acquired and liabilities assumed in a purchase method business combination are recognized and reported apart from goodwill, the Company applies criteria specified in SFAS No. 141.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

        Above-market, below-market and in-place lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to each in-place lease and management's estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

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

        Intangible assets and acquired lease obligations consist of the following:

December 31, 2008
Intangible assets:
In-place leases, net of accumulated amortization of $21,895	$425,722
Above-market leases, net of accumulated amortization of $8,865	110,490

Total intangible assets	$536,212

Intangible liabilities:
Below-market leases, net of accumulated amortization of $53,369	$846,351

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

        The following table provides the weighted-average amortization period as of December 31, 2008 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted- average amortization period	2009	2010	2011	2012	2013
In-place leases	12.3	$48,688	$42,639	$36,157	$32,741	$30,320

Total to be included in depreciation and amortization expense		$48,688	$42,639	$36,157	$32,741	$30,320

Above-market lease assets	13.0	$(12,890)	$(11,531)	$(9,727)	$(8,778)	$(8,111)
Below-market lease liabilities	13.0	77,989	72,290	68,272	65,686	$63,334

Total to be included in rental revenue		$65,099	$60,759	58,545	$56,908	$55,223

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

December 31, 2008

2. Significant Accounting Policies (Continued)

Asset Retirement Obligation

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

        To comply with FIN 47, the Company assessed the cost associated with its legal obligation to remediate asbestos in its properties known to contain asbestos and recorded the present value of the asset retirement obligation. As of December 31, 2008 the Company has recorded a liability of approximately $3.3 million. The amount recorded in the consolidated statement of income since the acquisition of American Financial was approximately $181,000.

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

December 31, 2008

2. Significant Accounting Policies (Continued)

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

  Level III—This level is comprised of financial instruments that have little to no pricing observability as of the reported date. These financial instruments do not have active markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment and assumptions. Instruments that are generally included in this category are derivatives, whole loans, subordinate interests in whole loans and mezzanine loans.

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

December 31, 2008

2. Significant Accounting Policies (Continued)

        Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

        The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At December 31, 2008, the Company had three first mortgage loans with an aggregate carrying value of $164,809, one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. In April 2008, the first lien lenders commenced a foreclosure action with respect to the collateral supporting the second lien and third lien loans referenced above. In September 2008, the borrower was forced into an involuntary bankruptcy petition filing under Chapter 11, and a trustee was appointed by the bankruptcy court to manage the assets of the bankruptcy estate. Loan loss reserves of $60,000 were carried against these loans as of December 31, 2008. The second and third lien loans are secured by land, which is intended primarily for residential development. Given the significant deterioration in the United States residential real estate markets, the Company believes that the successful restructuring of these loans is speculative, and any such restructuring will take longer than a more customary restructuring. Therefore, there is more uncertainty surrounding the possible outcome of these loans. The Company and its co-lenders are currently evaluating their options to protect their interests. In May 2008, the borrowers (controlled by the same sponsor) under two of the non-performing first mortgage loans referenced above with an aggregate value of $67,755 filed a petition in bankruptcy under Chapter 11. The sponsor for both mortgage borrowers has also filed a petition in bankruptcy court under Chapter 11. The Company is currently evaluating its options to protect its interest, including a possible lift-stay of the bankruptcy to permit foreclosure, and the pursuit of a court-confirmed guaranty from the sponsor for all principal due. A provision for loan loss of $2,000 was recorded against one of the two loans at December 31, 2008. At December 31, 2007, the Company had one non-performing loan with a foreclosure carrying value of $29,058, which was subsequently repaid in full on March 14, 2008, along with accrued interest and substantially all other fees and charges due to the Company.

        The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans. The specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which we consider to be 90 days from the measurement date. At December, 2008, five first mortgage loans with a total carrying value of $216,597 were classified as sub-performing. At December 31, 2007, one first mortgage loan with a carrying value of $10,403, and one 40% participation interest in a first mortgage loan with a carrying value of $22,000, were classified as sub-performing.

        In some instances, the Company may sell all or a portion of its investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and the SFAS No.140 criteria are met, under which control of the asset that is sold is surrendered making it a "true sale," a gain on the sale will be recorded through earnings as other income. To the extent an

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the years ended December 31, 2008, 2007 and 2006, the Company recognized $1,256, $3,985 and $5,349, respectively, in net gains from the sale of debt investments or commitments.

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

Rent Expense

        Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2008 and 2007 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in marketing, general and administrative expense.

Reserve for Possible Loan Losses

        Specific valuation allowances are established for possible loan losses on loans in instances where it is deemed possible that the Company may be unable to collect all amounts of principal and interest

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

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

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. As of December 31, 2008, the Company incurred charge-offs totaling $17,519 related to two defaulted loans the Company foreclosed upon which had a carrying value totaling $31,760 and three additional loans, two of which were sold at a loss and the other for a negotiated payoff below par. During the year ended December 31, 2007, the Company incurred a charge-off totaling $3,200 relating to one defaulted loan the Company foreclosed upon which had a carrying value of $19,911 and $19,155 at December 31, 2008 and December 31, 2007, respectively. The Company maintained a reserve for possible loan losses of $88,992 against 13 separate investments with a carrying value of $424,177 as of December 31, 2008, and a reserve for possible loan losses of $8,658 against eleven investments with a carrying value of $264,612 as of December 31, 2007. A substantial majority of the additional loan loss reserve recorded in 2008 is attributable to a broadly syndicated second and third lien financing, secured by residential land in Southern California. The Company has reserved against the entire $15,000 third lien and the entire $45,000 second lien. The Company continues to work with its co-lenders, the senior lending group and the borrower for a favorable resolution, but successful restructuring of these loans is speculative, and any such restructuring will take longer than customary restructuring.

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

December 31, 2008

2. Significant Accounting Policies (Continued)

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

        Prior to amending and restating the management agreement in October 2008, employees of our Manager who provided services to us pursuant to the then-existing management agreement were characterized as our co-leased employees. Stock option awards granted to such persons under our 2004 Equity Incentive Plan were valued by us at the time of grant using the Black-Scholes option pricing model, which value was amortized by us over the option vesting period. However, the amended management agreement that we executed in October 2008 resulted in the re-characterization of such employees of our Manager, and they are no longer classified as our co-leased employees. Consequently, we are now required by FASB Statement No. 123(R), "Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation," to determine fair value of the stock options granted to such persons using a mark-to-market model.

        Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period.

        The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2008 and 2007.

	2008		2007
Dividend yield	9.0%		7.9%
Expected life of option	6.0	years	5.9	years
Risk-free interest rate	2.97%		4.32%
Expected stock price volatility	67.0%		28.0%

Incentive Distribution (Class B Limited Partner Interest)

        The Class B limited partner interests are entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of the Operating Partnership) exceed the product of the Company's weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company records any distributions on the Class B limited partner interests as an incentive distribution expense in the period

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions will reduce the amount of cash available for distribution to the common unit holders in the Operating Partnership and to the Company's common stockholders. In October 2008, the Company entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provide that the starting January 1, 2009, the incentive distribution can be paid, at our option, in cash or shares of common stock. In December 2008, the Company entered into a letter agreement with the Manager and SL Green pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to the Company, 1.9 million shares of the Company's common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to the Operating Partnership, and the Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of the Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calender year. The cash payment of $2,750 was recorded as a reduction in the incentive distribution. The Company incurred approximately $2,350, $32,235 and $7,609 with respect to such Class B limited partner interests for the years ended December 31, 2008, 2007 and 2006, respectively.

Derivative Instruments

        In the normal course of business, the Company uses a variety of commonly used derivative instruments that are considered conventional, or "plain vanilla" derivatives, including interest rate swaps, caps, collars and floors, to manage, or hedge, interest rate risk. Each of our CDOs maintain a minimum amount of allowable unhedged interest rate risk. The CDO that closed in 2005 permits a minimum amount of unhedged interest rate risk of 20% of the net outstanding principal balance and both the CDO that closed in 2006 and the CDO that closed in 2007 permit a minimum amount of unhedged interest rate risk of 5% of the net outstanding principal balance. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction will occur. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

        In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to hedge the cash flow variability caused by interest rate fluctuations its liabilities. The Company may also use derivatives to hedge variability in sales proceeds to be received upon the sale of loans held for sale.

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

Income Taxes

        The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distributions to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company is subject to certain state and local taxes.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

        The Company's taxable REIT subsidiaries individually referred to as a TRS, are subject to U.S. federal, state and local taxes. For the years December 31, 2008, 2007 and 2006, the Company recorded $83, $1,341 and $1,808 of income tax expense, respectively. Tax expense for the year ended December 31, 2008 is comprised entirely of state and local taxes.

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

        Five investments, including a non-performing loan with a carrying value of $98,054, accounted for more than 20% of the total carrying value of our debt investments as of December 31, 2008 compared to six investments, including a non-performing loan with a carrying value of $100,054, accounted for more than 21% of the total carrying value of our debt investments as of December 31, 2007. Six investments accounted for approximately 18% of the revenue earned on our debt investments for the year ended December 31, 2008, compared to six investments which accounted for approximately 21% of the revenue earned on our debt investments for the year ended December 31, 2007 and six investments which accounted for approximately 22% of the revenue earned on our debt investments for the year ended December 31, 2006. The largest sponsor accounted for approximately 6% of the total carrying value of our debt investments as of December 31, 2008 and December 31, 2007. The largest sponsor accounted for approximately 6% of the revenue earned on our debt investments for the year

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

ended December 31, 2008, compared to approximately 3% and 5% of the revenue earned on our debt investments for the year ended December 31, 2007 and 2006, respectively.

        Additionally, two tenants, Bank of America and Wachovia Bank (now owned by Wells Fargo), accounted for approximately 35.5% and 16.2% of Gramercy Real Estate's rental revenue for the year ended December 31, 2008, respectively.

Recently Issued Accounting Pronouncements

        In February 2007, the FASB issued Statement No. 159, or SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company did not elect FAS No. 159 for any of its financial assets and financial liabilities as of December 31, 2008.

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

        In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations," or SFAS No. 141(R), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS No. 141, "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

2. Significant Accounting Policies (Continued)

goodwill. The most significant changes in SFAS No. 141(R) are: (1) acquisition and restructuring costs would be now expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and non contractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability- weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings while non contractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets and liabilities, including the minority interest portion and goodwill which is recorded as if a 100% interest was acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, that this pronouncement will have on its future financial position and results of operations.

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

December 31, 2008

2. Significant Accounting Policies (Continued)

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

December 31, 2008

2. Significant Accounting Policies (Continued)

accounted for as QSPEs will need to be analyzed for consolidation according to FIN 46R. While the revised standards have not been finalized and deferred for potential application until 2010, this change may affect the Company's consolidated financial statements.

        In October 2008, the FASB issued Staff Position 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active", or FSP 157-3, which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The adoption of FSP FAS No. 142-3 did not have a material effect on the consolidated financial statements.

        In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8 ("FSP FAS 140-4 and FIN 46(R)-8"), "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" which increases disclosure requirements for public companies and is effective for reporting periods that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to require public entities to provide additional disclosures about a transferor's continuing involvement with transferred financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company has adopted FSP FAS 140-4 and FIN 46(R)-8.

        In January 2009, the FASB issued FSP EITF 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets , to align it with the impairment guidance within SFAS 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants' assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The Company has adopted EITF 99-20-1.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

3. Loans and Other Lending Investments

        The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company's loan, and other lending investments and CMBS investments as of December 31 , 2008 and December 31, 2007, including loans held for sale, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield(3)		Floating Rate: Average Spread over LIBOR(2)
	2008	2007	2008	2007	2008	2007	2008		2007
Whole loans, floating rate	$1,222,991	$1,594,338	55.3%	60.5%	—	—	418	bps	332	bps
Whole loans, fixed rate	189,946	204,192	8.6%	7.7%	7.17%	7.79%	—		—
Subordinate interests in whole loans, floating rate	80,608	146,901	3.6%	5.6%	—	—	564	bps	447	bps
Subordinate interests in whole loans, fixed rate	63,179	61,890	2.9%	2.3%	9.22%	8.78%	—		—
Mezzanine loans, floating rate	396,190	413,813	17.9%	15.7%	—	—	654	bps	607	bps
Mezzanine loans, fixed rate	248,558	203,753	11.2%	7.7%	10.21%	8.91%	—		—
Preferred equity, fixed rate	12,001	11,858	0.5%	0.5%	10.22%	10.09%	—		—

Subtotal/ Weighted average	2,213,473	2,636,745	100.0%	100.0%	8.96%	8.45%	480	bps	395	bps

CMBS, floating rate	70,893	23,817	8.1%	3.0%	—	—	945	bps	593	bps
CMBS, fixed rate	799,080	768,166	91.9%	97.0%	6.26%	6.13%	—		—

Subtotal/ Weighted average	869,973	791,983	100.0%	100.0%	6.26%	6.13%	945	bps	593	bps

Total	$3,083,446	$3,428,728	100.0%	100.0%	7.32%	7.02%	498	bps	397	bps

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

(3)
Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans—floating rate of approximately $97,054 with an effective spread of 500 basis points and non-performing loans classified as whole loans—fixed rate of approximately $67,755 with an effective yield of 7.67%.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

3. Loans and Other Lending Investments (Continued)

        As of December 31, 2008, the Company's loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2009(1)	42	1,345,104	60.8%
2010	14	450,978	20.4%
2011	4	20,569	0.9%
2012	2	63,138	2.8%
2013	—	—	—
Thereafter	11	333,684	15.1%

Total	73	$2,213,473	100%

Weighted average maturity(2)	1.8 years

    (1)
    Of the loans maturing in 2009, 28 investments with a carrying value of $891,334 have extension options, which may be subject to performance criteria.

    (2)
    The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

        For the year ended December 31, 2008 and 2007, the Company's investment income from loan and other lending investments and CMBS investments, including loans held for sale, was generated by the following investment types:

	For the year ended December 31, 2008		For the year ended December 31, 2007		For the year ended December 31, 2006
Investment Type	Investment Income	% of Total	Investment Income	% of Total	Investment Income	% of Total
Whole loans	121,843	47.8%	$171,798	57.7%	$107,074	60.7%
Subordinate interests in whole loans	9,290	3.7%	23,852	8.0%	42,506	24.1%
Mezzanine loans	66,180	26.0%	78,254	26.3%	22,353	12.7%
Preferred equity	1,361	0.5%	3,139	1.1%	4,488	2.5%
CMBS	56,147	22.0%	20,669	6.9%	—	—

Total	$254,821	100%	$297,712	100.0%	$176,421	100.0%

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

3. Loans and Other Lending Investments (Continued)

        At December 31, 2008 and December 31, 2007, the Company's loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	December 31, 2008		December 31, 2007
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$1,023,718	46.2%	$1,130,799	42.9%
West	626,180	28.3%	714,045	27.1%
South	225,674	10.2%	405,410	15.4%
Mid-Atlantic	121,515	5.5%	150,300	5.7%
Southwest	107,735	4.9%	103,217	3.9%
Midwest	22,358	1.0%	79,750	3.0%
Various	86,293	3.9%	53,224	2.0%

Total	$2,213,473	100.0%	$2,636,745	100.0%

        At December 31, 2008 and December 31, 2007, the Company's loans and other lending investments, excluding CMBS investments, by property type are as follows:

	December 31, 2008		December 31, 2007
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$874,682	39.5%	$970,362	36.8%
Hotel(1)	345,615	15.6%	468,604	17.8%
Multifamily	272,950	12.4%	366,665	13.9%
Retail(2)	218,763	9.9%	217,223	8.2%
Land-commercial	209,572	9.5%	200,445	7.6%
Land-residential(3)	65,973	3.0%	138,771	5.3%
Condominium	91,418	4.1%	126,771	4.8%
Mixed-use	78,107	3.5%	80,784	3.1%
Industrial	47,229	2.1%	50,730	1.9%
Other	9,164	0.4%	16,390	0.6%

Total	$2,213,473	100.0%	$2,636,745	100.0%

    (1)
    Two first mortgage loans with an aggregate carrying value of $67,755 secured by hotel properties controlled by the same sponsor group were classified as non-performing as of December 31, 2008. Subsequent to December 31, 2007, a non-monetary, technical event of default was triggered with respect to one of the loans, which automatically triggered a cross-default provision with the other loan. Both loans were subject to a forbearance agreement, and both properties were being operated by an independent, national hotel management company pursuant to a court order sought by the Company. In May 2008, the borrowers (which are controlled by the same sponsor) under these two non-performing first mortgage loans filed a petition in bankruptcy under Chapter 11. The

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

3. Loans and Other Lending Investments (Continued)

      sponsor for both mortgage borrowers has also filed a petition in bankruptcy court under Chapter 11. The Company is currently evaluating its options to protect its interest, including a possible lift-stay of the bankruptcy to permit foreclosure, and the pursuit of a court-confirmed guaranty from the sponsor for all principal due. A provision for loan loss of $2,000 was recorded against one of the two loans at December 31, 2008.

    (2)
    In April 2008, the borrower under a first mortgage loan classified as non-performing as of December 31, 2008 with a carrying value of $97,054 filed legal action in connection with the Company's alleged wrongful administration of the loan. The Company believes the borrower's claim is without merit. The Company has filed a counterclaim, and a foreclosure action to enforce its rights under the loan documents as a result of the borrower's default. The Company's action was stayed by the borrower's bankruptcy filing. In December 2008, the court ordered the debtor to make monthly adequate protection payments to the Company and its co-lender during the bankruptcy proceeding. The borrower filed a plan of reorganization in January 2009. The Borrower, the Company and its co-lender continue discussions surrounding the possible reorganization plan. A loan loss reserve of $5,000 was carried against this loan as of December 31, 2008.

    (3)
    All of the loans secured by residential land are secured by first mortgages or first deeds of trust, except for two loans secured by second and third mortgage liens to the same sponsor with an aggregate carrying value of $0. These loans, which were classified as non-performing as of December 31, 2008. Loan loss reserves of $60,000 were carried against these loans as of December 31, 2008. In April 2008, the first lien lenders commenced a foreclosure action with respect to the collateral supporting the second lien and third lien loans. In September 2008, the borrower was forced into an involuntary bankruptcy petition filing under Chapter 11, and a trustee was appointed by the bankruptcy court to manage the assets of the bankruptcy estate. The second and third lien loans are secured by land, which is intended primarily for residential development. Given the significant deterioration in the United States residential real estate markets, the Company believes that any successful restructuring of these loans is speculative, and any such restructuring will take longer than a more customary restructuring.

        The Company recorded provisions for loan losses of $97,853, $9,398 and $1,430 for the years ended December 31, 2008, 2007 and 2006, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience and collateral quality by individual asset or category of asset.

        During the year ended December 31, 2008, the Company incurred charge-offs totaling $17,519 related to two defaulted loans the Company foreclosed upon which had a carrying value totaling $31,760 and three additional loans, two of which were sold at a loss and the other was for a negotiated payoff below par. During the year ended December 31, 2007, the Company incurred a charge-off totaling $3,200, relating to one defaulted loan the Company foreclosed upon which had a carrying value of $19,911 and $19,155 at December 31, 2008 and December 31, 2007, respectively.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

3. Loans and Other Lending Investments (Continued)

        Changes in the reserve for possible loan losses were as follows:

Reserve for possible loan losses, December 31, 2006	$2,460
Additional provision for loan losses	9,398
Charge-offs	(3,200)

Reserve for possible loan losses, December 31, 2007	8,658
Additional provision for loan losses	97,853
Charge-offs	(17,519)

Reserve for possible loan losses, December 31, 2008	88,992

        The following is a summary of the Company's CMBS investments at December 31, 2008:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	8	$73,664	$70,894	$—	$(33,596)	$37,298
Fixed rate CMBS	66	835,578	799,079	—	(536,392)	262,687

Total	74	$909,242	$869,973	$—	$(569,988)	$299,985

        The following is a summary of the Company's CMBS investments at December 31, 2007:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	6	$25,164	$23,817	—	(2,108)	$21,709
Fixed rate CMBS	53	796,578	768,166	793	(23,269)	745,690

Total	59	$821,742	$791,983	793	(25,377)	$767,399

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

3. Loans and Other Lending Investments (Continued)

        The following is a summary of the underlying credit ratings of the Company's CMBS investments at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Book Value	Percentage	Book Value	Percentage
AAA	$799,440	91.9%	$737,559	93%
AA	26,689	3.4%	16,276	2%
BBB-	13,229	1.5%	11,781	2%
BB+	7,442	0.9%	7,401	1%
BB	4,901	0.6%	4,555	1%
B+	4,658	0.5%	4,634	1%
B	4,309	0.5%	3,975	—
B-	—	—	4,873	—
CCC	5,241	0.6%		—
Not rated	1,063	0.1%	929	—

Total	$869,972	100.0%	$791,983	100.0%

        The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment. As of December 31, 2008, all of the Company's CMBS investments have an unrealized loss (the carrying value is in excess of the market value) which has existed longer than twelve months. The Company's unrealized losses are primarily the result of market factors other than credit impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. The carrying values of all CMBS investments is in excess of their market values. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there have been no changes in expected cash flows. The Company's assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company's ability and intent to hold its CMBS investments to maturity, at which point the Company expects to recover book value, is the basis for its conclusion that these investments are not other-than-temporarily impaired, despite the difference between the carrying value the and fair value. The Company attributes the current difference between carrying value and market value to current market conditions. The Company believes the carrying value of the securities are fully recoverable over their expected holding period. The Company possesses both the intent and the ability to hold the securities until it has recovered the amortized costs. Accordingly, the Company does not believe any of the securities are other-than-temporarily impaired. In the future, certain interpretations of the accounting rules may require the Company, notwithstanding these determinations, to recognize an other-than-temporary impairment due solely to the duration of time that the carrying values are less than book value.

        In connection with a preferred equity investment, which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company has invested in the event of a borrower default

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

3. Loans and Other Lending Investments (Continued)

under such loan. The loan matures in 2032. This guarantee is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. The Company's maximum exposure under this guarantee is approximately $1,406 as of December 31, 2008. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

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

December 31, 2008

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

Pro Forma

        The following table summarizes, on an unaudited pro forma basis, the Company's combined results of operations for the years ended December 31, 2008 and 2007 as though the acquisition of American Financial was completed on January 1, 2007. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company's results of operations for future periods. In addition, the following supplement pro forma operating data does not present the sale of assets through December 31, 2008. The Company accounted for the acquisition of assets utilizing the purchase method of accounting.

	2008	2007
Pro forma revenues	$715,998	$774,875
Pro forma net income available to common stockholders	$57,548	$169,647
Pro forma earnings per common share-basic	$1.12	$3.83
Pro forma earnings per common share-diluted	$1.12	$3.72
Pro forma common shares-basic	51,315	44,249
Pro forma common share-diluted	51,440	45,659

5. Dispositions and Assets Held for Sale

        During the year ended December 31, 2008, the Company sold 82 properties, for net sales proceeds of $126,389. No properties were sold during the year ended December 31, 2007. The sales transactions resulted in no gains or losses for the year ended December 31, 2008.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

5. Dispositions and Assets Held for Sale (Continued)

        In accordance with the provisions of SFAS No. 144, the Company classified 104 properties as held for sale as of December 31, 2008. No properties were classified as Held for Sale at December 31, 2007. The following table summarizes information for these properties:

December 31, 2008
Assets held for sale:
Real estate investments, at cost:
Land	$34,560
Buildings and improvements	140,684

Total real estate investments, at cost	175,245
Less accumulated depreciation	(4,629)

Real estate investments held for sale, net	170,616
Other assets, net	2,599
Accrued interest and receivables	10,656
Deferred costs	8,909

Total assets held for sale:	$192,780

Liabilities related to assets held for sale:
Mortgages payable	$104,262
Accrued expenses	4,628
Deferred revenue	1,340
Tenant security deposits	65
Other liabilities	248

Total liabilities related to assets held for sale	110,543

Net assets held for sale	$82,237

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

5. Dispositions and Assets Held for Sale (Continued)

        The following operating results of the properties held for sale as of December 31, 2008, and the properties sold during the year ended December 31, 2008, are included in discontinued operations for all periods presented:

Year Ended December 31, 2008
Operating results:
Revenues	$23,364
Operating expenses	(17,654)
Interest expense	(5,694)
Depreciation and amortization	(886)

Income from operations before minority interest	(870)
Minority interest	(3)

Income from operations, net	(873)
Yield maintenance fees	(609)

Net loss from discontinued operations	$(1,482)

        Discontinued operations have not been segregated in the consolidated statements of cash flows.

6. Investments in Unconsolidated Joint Ventures

South Building at One Madison Avenue, New York, New York

        In April 2005, the Company closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building. The joint venture was owned 45% by a wholly-owned subsidiary of the Company and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests were pari-passu. The joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The first mortgage was non-recourse to the Company. The South Building comprised approximately 1.2 million square feet and was almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term. In July 2007, the Company entered into an agreement to sell its entire investment in the One Madison Avenue joint venture to SL Green for approximately $147,000, subject to an external appraisal, which was approved by the board of directors of both parties. In August 2007, an affiliate of SL Green loaned approximately $147,000 to the Operating Partnership with interest at an annual rate of 5.80%. The sale transaction closed on August 17, 2007, at which time the Company realized a gain of $92,235 and simultaneously repaid the entire loan amount with interest due through such date. The Company recorded its pro rata share of net losses of the joint venture of $759 and $1,728 for the years ended December 31, 2007 and 2006, respectively.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

6. Investments in Unconsolidated Joint Ventures (Continued)

200 Franklin Square Drive, Somerset, New Jersey

        The Company owns a 25% interest in an equity owner and a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc, a wholly-owned subsidiary of Royal Phillips Electronics through December 2021. As of December 31, 2008 and December 31, 2007, the investment has a carrying value of $2,142 and $2,269, respectively. The Company recorded its pro rata share of net income of the joint venture of $119, $118 and $109 for the years ended December 31, 2008, 2007 and 2006, respectively.

101 S. Marengo Avenue, Pasadena, California

        In November 2005, the Company closed on the purchase of a 50% interest in an office building in Pasadena, CA. The Company also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which is net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, ten-year fixed-rate first mortgage loan. For the years ended December 31, 2008, 2007 and 2006, the Company recorded its pro rata share of net losses of the joint ventures of $1,306, $1,431 and $1,341, respectively.

2 Herald Square, New York, New York

        In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of December 31, 2008 and December 31, 2007, the investment had a carrying value of $26,118 and $20,390, respectively. For the years ended December 31, 2008 and 2007 the Company recorded its pro rata share of net income of $5,228 and $3,105, respectively.

885 Third Avenue, New York, New York

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of December 31, 2008 and December 31, 2007, the investment had a carrying value of $37,070 and $28,332 respectively. The Company recorded its pro rata share of net income of $6,292 and $2,480 for the years ended December 31, 2008 and 2007, respectively.

Citizens Portfolio

        The Company, through its acquisition of American Financial on April 1, 2008, obtained an interest in a joint venture with UBS. The joint venture, as of December 31, 2008, owns and manages 84 bank

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

6. Investments in Unconsolidated Joint Ventures (Continued)

branches totaling approximately 415,000 square feet. These branches are fully occupied, on a triple-net basis, by Citizens Bank, N.A. and Charter One Bank, N.A., two bank subsidiaries of Citizens Financial Group, Inc. The investment had a carrying value of $10,495 at December 31, 2008. The Company recorded its pro rata share of net loss of $2,092 for the year ended December, 2008.

7. Junior Subordinated Debentures

        In May 2005, August 2005 and January 2006, the Company completed issuances of $50,000 each in unsecured trust preferred securities through three Delaware Statutory Trusts, or DSTs, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust III, or GCT III, that are also wholly-owned subsidiaries of the Operating Partnership. The securities issued in May 2005 bore interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bore interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter, the rates were to float based on the three-month LIBOR plus 300 basis points. The securities issued in January 2006 bore interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter, the rate was to float based on the three-month LIBOR plus 270 basis points.

        In January 2009, the Company entered into an Exchange Agreement with the holders of the securities pursuant to which the Company and the holders agreed to exchange all of the previously issued trust preferred securities for a newly issued Junior Subordinated Notes or the "Junior Notes" in the aggregate principal amount of $150,000. The Junior Notes will mature on June 30, 2035, or the "Maturity Date" and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity Date. The Company, at its option, may redeem the Junior Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount of the Junior Notes. The optional redemption of the Junior Notes in part must be made in at least $25,000 increments. The Junior Notes also contain additional covenants restricting, among other things, the Company's ability to declare or pay any dividends during the calendar year 2009 (except to maintain its REIT status), or make any payment or redeem any debt securities ranked pari passu or junior to the Junior Notes. In connection with the Exchange Agreement, the final payment on the trust preferred securities for the period October 30, 2008 through January 29, 2009 was revised to be at a reduced interest rate of 0.50% per annum.

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

December 31, 2008

7. Junior Subordinated Debentures (Continued)

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

8. Collateralized Debt Obligations

        During 2005, the Company issued approximately $1,000,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. The CDO consists of $810,500 of investment grade notes, $84,500 of non-investment grade notes, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $105,000 of preferred shares, which were issued by the 2005 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. The Company incurred approximately $11,957 of costs related to Gramercy Real Estate CDO 2005-1, which are amortized on a level-yield basis over the average life of the CDO.

        During 2006 the Company issued approximately $1,000,000 of CDO bonds through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. The CDO consists of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. The Company incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

        In August 2007, the Company issued $1,100,000 of CDO bonds through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer, together with the 2005 Issuer and the 2006 Issuer, the Issuers, and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer, together with the 2005 Co-Issuer and the 2006 Co-Issuer, the Co-Issuers. The CDO consists of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.46%. The Company incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

        The Company retained all non-investment grade securities, the preferred shares and the common shares in the Issuers and Co-Issuers of each CDO. The Issuer in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans and preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

8. Collateralized Debt Obligations (Continued)

financial statements of the Issuer of each CDO are consolidated in the Company's financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under the Company's repurchase agreements and to fund additional investments. Loans and other investments are accrued by the Issuers and the Co-Issuers, which loans and other investments serve as collateral for the CDO bonds, and the income generated from these investments is used to fund interest obligations of the CDO bonds and the remaining income, if any, is retained by the Company. The CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for the Company to receive such payments. If the Company fails these covenants in any of its CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and the Company would not receive any residual payments until that CDO regained compliance with such tests. The Company was in compliance with all such covenants as of December 31, 2008.

        During the year ended December 31, 2008, the Company repurchased, at a discount, $127,300 of investment grade notes previously issued by our three CDOs. During the year ended December 31, 2007, the Company repurchased, at a discount, $22,750 of investment grade notes of the 2006 Issuer. The Company recorded a net gain on the early extinguishment of debt of $77,234 and $3,806 for the year ended December 31, 2008 and 2007, respectively, in connection with the repurchase of notes of such Issuers.

9. Debt Obligations

Term Loan, Credit Facility and Repurchase Facility

        The facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility in 2004, and was subsequently increased to $500,000 effective April 2005. In June 2007, the facility was modified further by reducing the credit spreads. In July 2008, the original facility was terminated and a new facility was executed with Wachovia to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving credit facility equal to $100,000 with a credit spread of 242.5 basis points (which will be increased to 267.5 basis points upon an extension of the maturity of the credit facility). The term of the credit facility is two years and the borrowers may extend the term for an additional twelve-month period if certain conditions are met. Advance rates for assets acquired pursuant to the credit facility vary from 50% to 80% of purchase price, depending on the type and structure of the asset. The lender has a consent right with respect to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. The Company had no accrued interest and borrowings of $72,254 at a weighted average spread to LIBOR of 2.68% as of December 31, 2008, and no accrued interest and borrowings of $165,286 on the repurchase facility at a weighted average spread to LIBOR of 1.33% as of December 31, 2007. The Company has guaranteed a portion of its consolidated subsidiaries' obligations under this facility under certain specified circumstances.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

9. Debt Obligations (Continued)

        Borrowings under the Wachovia facility at December 31, 2008 and December 31, 2007 were secured by the following investments:

	Carrying Value
Investment Type	2008	2007
Whole loans	$39,700	$276,869
Mezzanine loans	163,123	148,164

Total	$202,823	$425,033

        Subsidiaries of the Company also have entered into a repurchase facility with Goldman Sachs Mortgage Company, or Goldman. In October 2006, this facility was increased from $200,000 to $400,000 and its maturity date extended until September 2009. In June 2007, the facility was modified further by reducing the credit spreads. In August 2008, the facility was amended to reduce the borrowing capacity to $200,000 and to provide for an extension of the maturity to December 2010 for a fee, provided that no event of default has occurred. The facility bears interest at spreads of 2.00% to 2.30% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 65% to 75% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. The Company had no accrued interest and borrowings of $23,643 at a weighted average spread to LIBOR of 2.50% as of December 31, 2008, and accrued interest of $189 and borrowings of $34,911 at a weighted average spread to LIBOR of 1.07% under this facility at December 31, 2007. The Company has guaranteed a portion of its consolidated subsidiaries' obligations under this facility under certain specified circumstances.

        Borrowings under the Goldman facility at December 31, 2008 and December 31, 2007 were secured by the following investments:

	Carrying Value
Investment Type	2008	2007
Whole loans	$—	$151,679
Mezzanine loans	64,960	—

Total	$64,960	$151,679

        The terms of each of the Wachovia credit facility and our Goldman repurchase facility of the repurchase facility (together with the related guarantee) includes covenants that (a) limit the Company's maximum total indebtedness to no more than 85% of total assets, (b) require the Company to maintain minimum liquidity of at least $15,000, (c) require the Company's fixed charge coverage ratio to be at no time less than 1.25 to 1.00, (d) require the Company's minimum interest coverage ratio to be at no time less than 1.35 to 1.00, and (e) require the Company to maintain minimum tangible net worth of not less than $650,000 for the Wachovia credit facility and $400,000 for the

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

9. Debt Obligations (Continued)

Goldman repurchase facility, plus (ii) 75% of the net proceeds of the Company's equity offerings completed subsequent to the date of the June 2007 amendments. The covenants also restrict the Company from making annual distributions to stockholders in excess of a maximum of 100% of the Company's FFO (as defined therein) for the previous four quarters under the Wachovia credit facility, except that the Company may in any case pay distributions necessary to maintain the Company's REIT status. An event of default can be triggered on the Goldman repurchase facility and the Wachovia credit facility if, among other things, GKK Manager LLC is terminated as the Manager. As of December 31, 2008 and December 31, 2007, the Company was in compliance with all such covenants. While we were in compliance with all such covenants as of December 31, 2008, our compliance margin was thin and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future.

        The Goldman repurchase facility and the Wachovia credit facility require that borrowings under these facilities be repaid as principal payments on the loans and investments pledged to these facilities are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, subordinate interests in whole loans, mezzanine loans, and rated CMBS or commercial real estate CDO securities originated or acquired by the Company.

Unsecured Credit Facility

        In May 2006, the Company closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option. The lender also had consent rights to the inclusion of assets in the borrowing base calculation. The facility bore interest at 1.90% over one-month LIBOR to the extent the Company's leverage ratio, defined as total liabilities to total assets, including the Company's proportionate share of the liabilities and assets of the Company's unconsolidated subsidiaries, was less than 80% and 2.10% over one-month LIBOR to the extent the Company's leverage ratio was equal to or greater than 80%. In June 2007, the facility was increased to $175,000 and interest spreads on the facility were reduced. The facility is supported by a negative pledge of an identified asset base with advance rates that vary from 30% to 90% of the asset value provided under a borrowing base calculation. The lender also has consent rights to the inclusion of assets in the borrowing base calculation. Following the modifications in June 2007, the facility bears interest at 1.65% over one-month LIBOR. The Company had accrued interest of $1,405 and borrowings of $172,301 as of December 31, 2008, and no accrued interest and borrowings under this facility at December 31, 2007.

        The terms of the unsecured revolving credit facility include covenants that (a) limit the Company's maximum total indebtedness to no more than 85% of total assets, (b) require the Company's fixed charge coverage ratio to be at no time less than 1.30 to 1.00, and (c) require the Company to maintain minimum tangible net worth of not less than $450,000 plus 75% of the net proceeds from equity offerings completed subsequent to the date of the June 2007 amendment. The covenants also restrict the Company from making annual distributions to shareholders in excess of a maximum of 100% of FFO (as defined by the National Association of Real Estate Investment Trusts, or NAREIT) for the previous four quarters, except that the Company may in any case pay distributions necessary to maintain the Company's REIT status. An event of default can be triggered on the unsecured revolving credit facility if, among other things, GKK Manager LLC is terminated as the Manager. As of

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

9. Debt Obligations (Continued)

December 31, 2008 and December 31, 2007, the Company was in compliance with all such covenants. While we were in compliance with all such covenants as of December 31, 2008, our compliance margin was thin and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future.

        In connection with the acquisition of American Financial on April 1, 2008, the Company's indirect wholly-owned subsidiaries, First States Investors DB I L.P., (formerly known as First States Investors DB I LLC) and First States Investors DB I B, L.P,., and certain of their direct or indirect subsidiaries, collectively, (the "DB Loan Borrowers"), entered into an amendment and restatement of an assumed American Financial credit facility (the "DB Loan Agreement") with Deutsche Bank AG, Cayman Islands Branch, or Deutsche Bank, as agent for certain lenders. As part of the amendment and restatement of the DB Loan Agreement, the available amount under the DB Loan Agreement was reduced from $400,000 to $100,000. In addition, amounts were paid to reduce the outstanding borrowings under the facility to $95,000. Originally, the DB Loan Agreement provided the DB Loan Borrowers with a one year facility that would have matured on March 31, 2009, and permitted subject to certain conditions, a six-month extension at the DB Loan Borrowers' option. Advances made under the DB Loan bear interest at 3.00% plus the greater of (i) 3.50% or (ii) 30 day LIBOR. The DB Loan allows for prepayment in whole or in part on any payment date; provided, however, that any such prepayment shall be accompanied by all accrued interest on the portion of the DB Loan being prepaid. In September 2008, two of the Company's CDOs purchased the DB Loan from the lender and simultaneously amended the maturity date to be March 2011, and subject to certain conditions, granted the DB Loan Borrowers two options to extend the DB Loan for one year each (i.e. to September 11, 2013 if both options are exercised). In connection with the acquisition of the DB Loan, and an unrelated sale of a property originally subject to the DB Loan, the outstanding principal balance of the DB Loan was reduced to $69,868. The loan is eliminated in the preparation of the Company's consolidated financial statements. The Company recorded costs related to the purchase of approximately $800, which was expensed.

        The obligations under the DB Loan Agreement now owned by two of the Company's CDOs, are secured by equity pledges of the shares in certain DB Loan Borrowers and mortgages over the various properties owned by certain DB Loan Borrowers. The DB Loan is guaranteed by the Company. The DB Loan Agreement contains customary events of default, the occurrence of which could result in the acceleration of all amounts payable there under. The DB Loan requires the Company to establish and fund certain reserve accounts to be used for the payment of taxes and insurance, rollover and replacement expenses, payment of tenant improvements and leasing commissions and the funding of debt service shortfalls.

Mortgage Loans

        Certain real estate assets are subject to mortgage liens. As of December 31, 2008, 723 of the Company's real estate assets were encumbered with mortgages with a cumulative outstanding balance of $2,413,467. The Company's mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

9. Debt Obligations (Continued)

Company's ability to release properties from the financing may be restricted and the lender may be able to "trap" portfolio cash flow until the required ratios are met on an ongoing basis.

Goldman Mortgage Loan

        On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement, or the Goldman Mortgage Loan, with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Borrowers and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee, during the first six months payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, a an amendment to the loan agreement described below was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR.

        The Goldman Mortgage Loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $700. Since August 2008, $525 of this reserve was released to the Goldman Loan Borrowers, leaving a balance of $175 reserved with the lender as of December 31, 2008. The lenders may upon the Company's request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        The Company has accrued interest of $367 and borrowings of $242,568 as of December 31, 2008.

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

December 31, 2008

9. Debt Obligations (Continued)

        The PB Loan requires the company to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

        The Company had accrued interest of $657 as of December 31, 2008.

        Certain of the Company's mortgage notes payable related to assets held for sale contain provisions that require the Company to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

        The PB Loan Agreement contains certain covenants relating to liquidity and tangible net worth. As of December 31, 2008, the Company is in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

        On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between The Mezzanine Borrowers and GSCMC and Citicorp, The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross- defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which, an indirect wholly-owned subsidiary of the Company, is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans by the lenders, the Junior Mezzanine loan and the Senior Mezzanine Loan. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR, the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans.

        The Goldman Mezzanine Loan required and the Senior Mezzanine loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $850. Since August 2008, $575 of this reserve was released to the Mezzanine Borrowers, leaving a balance of $275 reserved with the lender as of December 31, 2008. The lender may upon the Company's request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

9. Debt Obligations (Continued)

        The Company has accrued interest of $1,821 and borrowings of $580,462 as of December 31, 2008.

        The following is a summary of mortgage notes payable, mezzanine loan and acquisition loan facilities as of December 31, 2008.

	Encumbered Properties	Balance		Interest Rates	Maturity Dates
Fixed-rate mortgages	479	$1,434,014	(1)	4.5% to 8.3%	7/1/09 to 9/1/23
Variable-rate mortgages	246	1,063,030		3.1% to 7.4%	3/9/10 to 4/1/13

Total mortgage notes payable	725	2,497,044

Above / below market interest		20,685
Mortgage notes payable related to assets held for sale	(2)	(104,262)

Balance, December 31, 2008	723	$2,413,467

(1)
Includes $89,822 of debt that is collateralized by $101,576 of pledged Treasury securities, net of discounts and premiums and $4,477 of debt that relates to the proportionate share of the 11% minority interest holder in 801 Market Street as of December 31, 2008.

        Combined aggregate principal maturities of the Company's consolidated CDOs, Goldman repurchase facility, Wachovia credit facility and term loan, trust preferred securities, mortgage loans (including the Goldman Mortgage, Senior Mezzanine Loan and Junior Mezzanine loan and the proportionately consolidated mortgage note payable related to its TIC interest in 55 Corporate Drive) and the KeyBank credit facility as of December 31, 2008 are as follows:

	CDOs	Term Loan, Credit Facility and Repurchase Facility	Trust Preferred Securities	Mortgage and Mezzanine Loans	Keybank Credit Facility	Total
2009	$—	$23,643	$—	$75,719	$—	$99,362
2010	—	72,254	—	860,826	172,301	1,105,381
2011	—	—	—	25,140	—	25,140
2012	—	—	—	80,574	—	80,574
2013	—	—	—	623,006	—	623,006
Thereafter	2,608,065	—	150,000	727,517	—	3,485,582
Above / Below Market Interest				20,685		20,685

Total	$2,608,065	$95,897	$150,000	$2,413,467	$172,301	$5,439,730

10. Leasing Agreements

        The Company's properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

10. Leasing Agreements (Continued)

renewal options. Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of December 31, 2008 are as follows:

Operating Lease
2009	$274,154
2010	263,322
2011	204,849
2012	187,469
2013	175,911
Thereafter	1,291,378

Total minimum lease payments	$2,397,083

11. Operating Partnership Agreement / Manager

        At December 31, 2008, the Company owned all of the Class A limited partner interests in the Operating Partnership. At December 31, 2008, all of the Class B limited partner interests were owned by SL Green Operating Partnership, L.P.

        At December 31, 2008, all of the interests in the Manager were held by SL Green Operating Partnership, L.P.

12. Related Party Transactions

        In connection with its initial public offering, the Company entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008. The management agreement provides for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. The Company paid the Manager an annual management fee equal to 1.75% of the Company's gross stockholders equity (as defined in the management agreement) inclusive of the Company's trust preferred securities. In 2008, each of the Company and SL Green have formed separate special committees comprised solely of independent directors to consider whether the internalization of the Manager and/or amendment to the management agreement would be in the best interest of each company and its respective stockholders. In October 2008, the Company entered into the second amended and restated management agreement with the Manager which generally contains the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduces the annual base management fee to 1.50% of the Company's gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements are to be remitted by the Manager to the Company. The Company incurred expense to the Manager under this agreement of an aggregate of $21,058, $13,135 and $10,147 for the years ended December 31, 2008, 2007 and 2006, respectively.

        To provide an incentive to enhance the value of the Company's common stock, the holders of the Class B limited partner interests of the Operating Partnership are entitled to an incentive return equal

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

12. Related Party Transactions (Continued)

to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of the Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company will record any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts have become probable and reasonably estimable in accordance with the partnership agreement. In October 2008, the Company entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provide that the starting January 1, 2009, the incentive distribution can be paid, at the Company's option, in cash or shares of common stock. In December 2008, the Company entered into a letter agreement with the Manager and SL Green pursuant to which the Manager agreed to pay $2.75 million in cash and SL Green transferred to the Company, 1.9 million shares of the Company's common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests of the Operating Partnership may have had to the Operating Partnership, and the Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of the Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The cash portion of the letter agreement consideration was recorded as a reduction in incentive distribution. The Company incurred approximately $2,350, $32,235 and $7,609 with respect to such Class B limited partner interests for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between the Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to SL Green Operating Partnership, L.P. by the Company of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee may be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by the Company. The outsource agreement provided for an annual fee payable by the Company, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the years ended December 31, 2008, 2007 and 2006, the Company realized expense of $1,721, $1,343 and $1,304, respectively, to the Manager under the outsource agreement. For the years ended December 31, 2008, 2007 and 2006, the Company realized expense of $4,022, $3,564 and $2,349, respectively, to the Manager under the asset servicing agreement. In October 2008, each of the asset servicing agreement and outsource agreement was terminated, effective as of September 30, 2008.

        Effective as of October 2008, the Company is obligated to reimburse the Manager for its costs incurred under a special servicing agreement between the Manager and an affiliate of SL Green. Pursuant to that agreement, the SL Green affiliate acts as the rated special servicer to the Company's CDOs for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

12. Related Party Transactions (Continued)

        On October 27, 2008, the Company entered into a services agreement, or the Services Agreement, with SL Green and SL Green Operating Partnership, L.P. pursuant to which SL Green will provide consulting and other services to the Company. SL Green will make Marc Holliday, Andrew Mathias and David Schonbraun available in connection with the provision of the services until the earliest of (i) September 30, 2009, (ii) the termination of the management agreement or (iii) with respect to a particular executive, the termination of any such executive's employment with SL Green. In consideration for the consulting services, the Company will pay a fee to SL Green of $200,000 per month, payable, at its option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of the Company's common stock trade, shares of its common stock. SL Green will also provide the Company with certain other services described in the Services Agreement for a fee of $100,000 per month in cash and for a period terminating at the earlier of (i) three months after the date of the Services Agreement, subject to a one-time 30-day extension, or (ii) the termination of the management agreement.

        In connection with the closing of the Company's first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Board of Directors has allocated to the Manager the subordinate collateral management fee paid on the CDO notes not held by the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager has, commencing July 1, 2008, agreed to remit this amount to the Company. At December 31, 2008 and December 31, 2007, the Company owned all of the non-investment grade bonds, preferred equity and equity in the 2005 CDO. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to the Company. For the years ended December 31, 2008, 2007 and 2006, the Company realized expense of $1,024, $2,054 and $2,065, respectively, to the Manager under such collateral management agreement.

        Except for the 2005 CDO, fees payable in connection with CDOs or other securitization vehicles are governed by the management agreement. Pursuant to that agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

12. Related Party Transactions (Continued)

issued by a static CDO that are owned by third party investors unaffiliated with the Company or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager has, commencing July 1, 2008, agreed to remit this amount to the Company. For the years ended December 31, 2008, 2007 and 2006, the Company realized expense of $1,142, $2,291 and $803, respectively, to the Manager under this agreement. With respect to the CDO which closed in August 2007, the Company realized expense to the Manager of $432 and $284 for the years ended December 31, 2008 and 2007, respectively.

        In April 2005, the Company closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York. The joint venture, which was owned 45% by a wholly-owned subsidiary of the Company and 55% by a wholly-owned subsidiary of SL Green, was created to acquire, own and operate the South Building. The joint venture interests were pari-passu. The joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The South Building comprised approximately 1.2 million square feet and was almost entirely net leased to Credit Suisse Securities (USA) LLC ("CS") pursuant to a lease with a 15-year remaining term. In August 2007, the Company sold its entire investment in the joint venture to SL Green for approximately $147,000 and realized a gain of $92,235. In August 2007, an affiliate of SL Green loaned approximately $147,000 to the Operating Partnership. This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of the sale of the Company's 45% interest in One Madison Avenue to SL Green. As a result of the sale of the Company's interest in August 2007, the loan was repaid with interest on such date.

        Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for the Company's corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. The Company leases approximately 5,200 additional square feet on a month-to-month basis for approximately $271per annum. For the years ended December 31, 2008, 2007 and 2006, the Company paid $423, $235 and $252, under this lease, respectively.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

12. Related Party Transactions (Continued)

        In July 2005, the Company closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of December 31, 2008 and December 31, 2007, the loan has a book value of $39,520 and $39,711, respectively.

        In March 2006, the Company closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when the Company originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $90,595 and $90,389 as of December 31, 2008 and December 31, 2007, respectively.

        In June 2006, the Company closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future. The remaining 50% of the property is owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P. The property is comprised of three buildings totaling approximately six hundred and seventy thousand square feet which is 100% net leased to an entity whose obligations are guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan. In January 2009, the Company and SL Green sold 100% of the respective interests in 55 Corporate.

        In August 2006, the Company acquired from a financial institution a 50% pari-passu interest in a $65,000 preferred equity investment secured by an office property in New York, New York. An affiliate of SL Green simultaneously acquired and owns the other 50% pari-passu interest. The investment bears interest at a blended fixed rate of 10.52%.

        In December 2006, the Company acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan. As of December 31, 2008 and December 31, 2007, the loan has a book value of $118,703 and $108,034, respectively.

        In January 2007, the Company originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event the Company's loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from the Company and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of December 31, 2008 and December 31, 2007, the Company's interest in the whole loan had a carrying value of $66,707 and $65,033, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

        In March 2007, the Company closed on the acquisition of a $62,500 pari-passu interest in one tranche of a multiple-level mezzanine structure primarily secured by pledges of equity and rights to

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

12. Related Party Transactions (Continued)

cash distributions, which was used to fund the acquisition of a large office portfolio. The investment bears interest at one-month LIBOR plus 2.85%. At closing, an affiliate of SL Green simultaneously acquired a $62,500 pari-passu interest in the same tranche of the mezzanine structure. The investment was repaid in full in May 2007.

        In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of December 31, 2008 and December 31, 2007, the investment had a carrying value of $26,118 and $20,390, respectively. The Company recorded its pro rata share of net income of $5,228 and $3,105 for the years ended December 31, 2008 and 2007, respectively.

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of December 31, 2008 and December 31, 2007, the investment had a carrying value of $37,070 and $28,332, respectively. The Company recorded its pro rata share of net income of $6,292 and $2,480 for the years ended December 31, 2008 and 2007, respectively.

        The Company's agreements with SL Green in connection with the Company's commercial property investments in 885 Third Avenue and 2 Herald Square contain a buy-sell provision that can be triggered by the Company in the event it and SL Green are unable to agree upon a major decision that would materially impair the value of the assets. Such major decisions involve the sale or refinancing of the assets, any extensions or modifications to the leases with the tenant therein or any material capital expenditures.

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

        In August 2007, the Company closed on the purchase from a financial institution of a $12,500 mezzanine loan on a substantially complete residential condominium project in the upper east side of Manhattan. The investment bore interest at the current pay rate of 11% over LIBOR, and a 19% look-back internal rate of return at maturity. At closing, an affiliate of SL Green simultaneously acquired a $12,500 pari-passu interest in the same tranche of the capital structure. The loan matured in August 2008 and was retired by a negotiated payoff below par.

        In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

12. Related Party Transactions (Continued)

mezzanine loan. Immediately thereafter the Company participated 50% of its interest in the loan back to SL Green. As of December 31, 2008 and December 31, 2007, the loan has a book value of $11,925 and $11,917, respectively. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of December 31, 2008 and December 31, 2007, the loan has a book value of $28,026 and $26,776, respectively.

        In September 2007, the Manager earned a $1,000 collateral selection fee payable by Nomura International plc. The Company purchased $18,000 of par bonds of the same securities to which the collateral selection fee was related and was earned. As part of the closing on the securities purchased, the Company collected and immediately remitted the fee due to the Manager.

        In November 2007, the Company acquired from a syndicate comprised of financial institutions a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%. As of December 31, 2008 and December 31, 2007 the loan has a book value of $22,656 and $22,238, respectively.

        In December 2007, the Company acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter the Company participated 50% of its interest in the loan to an affiliate of SL Green. The investment, which is secured by a retail property in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. As of December 31, 2008 and December 31, 2007 the loan has a book value of $24,599 and $23,141, respectively.

        In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter the Company participated 50% of the Company's interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of December 31, 2008 and December 31, 2007, the loan has a book value of $46,488 and $44,739, respectively.

        In connection with the closing of the acquisition of American Financial, the Company as part of a larger financing received financing of $50,000 from SL Green, which is described more fully in Note 9. An affiliate SL Green was granted 644,787 shares of common stock for services rendered, subject to a one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance.

        In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of December 31, 2008, the loan has a book value of $9,324.

        In September 2008, the Company closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower's interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of December 31, 2008, the loan has a book value of $30,367.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

12. Related Party Transactions (Continued)

        Bright Star Couriers LLC, or Bright Star, provides messenger services to the Company. Bright Star is owned by Gary Green, a son of Stephen L. Green, the Company's Chairman. The aggregate amount of fees paid by the Company for such services was $4 for the year ended December 31,2008 and was less than $1 for each of the years ended December 31,2007 and 2006.

13. Deferred Costs

        Deferred costs at December 31, 2008 and December 31, 2007 consisted of the following:

	2008	2007
Deferred financing	$77,102	$59,294
Deferred acquisition	1,600	4,320
Deferred leasing	1,056	9,457

	79,758	73,071
Less accumulated amortization	(26,451)	(16,962)

	53,307	56,109
Less held for sale	(59)	—

	$53,248	$56,109

        Deferred financing costs relate to the Company's existing Goldman repurchase facility, the Company's term loan and credit facility with Wachovia, the Company's unsecured credit facility with Keybank, the Goldman Mortgage Loan, the Goldman Senior and Junior Mezzanine Loans, the PB Loan Agreement, the Company's CDOs, mortgage loans, and the trust preferred securities. These costs are amortized on a straight-line basis to interest expense based on the contractual term of the related financing.

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

December 31, 2008

14. Fair Value of Financial Instruments (Continued)

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

        Cash and cash equivalents, accrued interest, and accounts payable:    these balances reasonably approximate their fair values due to the short maturities of these items.

        Government Securities:    The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in the Company's real estate portfolio. These securities are presented on a held-to-maturity basis and not at fair value. The fair values were based upon valuations obtained from dealers of those securities.

        Lending investments:    These instruments are presented at the lower of cost or market value and not at fair value. The fair values were estimated by using market yields floating rate and fixed rate (as appropriate) loans with similar credit characteristics.

        CMBS:    These investments are presented on a held-to-maturity basis and not at fair value. The fair values were based upon valuations obtained from dealers of those securities, and internal models.

        Repurchase agreements:    The repurchase agreements are presented on the basis of the proceeds received and are not at a fair value. The fair value was estimated by using estimates of market yields for similarly placed financial instruments.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

14. Fair Value of Financial Instruments (Continued)

        The following table presents the carrying value in the financial statements, and approximate fair value of other financial instruments at December 31, 2008 and December 31, 2007:

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Government securities	$101,576	$106,796	$—	$—
Lending investments	$2,213,473	$2,040,914	$2,636,745	$2,598,676
CMBS	$869,973	$299,985	$791,983	$767,399
Financial liabilities:
Mortgage note payable and senior and junior mezzanine loans	$2,413,467	$1,821,448	$153,624	$153,624
Unsecured credit facility	$172,301	$167,916	$—	$—
Term loan, credit facility and repurchase facility	$95,897	$94,321	$200,197	$195,540
Collateralized debt obligations	$2,608,065	$1,021,114	$2,735,145	$2,269,168
Junior subordinated debentures	$150,000	$134,300	$150,000	$142,662
        Disclosure about fair value of financial instruments is based on pertinent information available to the Company at December 31, 2008. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2008 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

14. Fair Value of Financial Instruments (Continued)

Fair Value on a Recurring Basis

        Liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At December 31, 2008	Total	Level I	Level II	Level III
Financial Liabilities:
Derivative instruments	$157,776	$—	$—	$157,776

        Derivatives were classified as Level III due to the significance of the credit valuation allowance which is based upon less observable inputs.

Fair Value on a Non-Recurring Basis

        The Company uses fair value measurements on a nonrecurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for possible loan losses. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the year ended December 31, 2008:

At December 31, 2008	Total	Level I	Level II	Level III
Financial Assets:
Lending investments	$343,403	$—	$—	$343,403

        The total change in fair value of financial instruments for which a fair value adjustment has been included in the consolidated statements of income for the year ended December 31, 2008 was $97,853.

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

December 31, 2008

14. Fair Value of Financial Instruments (Continued)

conditions. Accordingly, results from valuation models in one period may not be indicative of future period measurements.

15. Stockholders' Equity

        The Company's authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2008, 49,852,243 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

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

Common Stock

        As of the date of the Company's formation, April 12, 2004, the Company had 500,000 shares of common stock outstanding valued at approximately $200. On August 2, 2004 the Company completed its initial public offering of 12,500,000 shares of common stock resulting in net proceeds of approximately $172,900, which was used to fund investments and commence operations. As of December 31, 2008 and December 31, 2007, 1,135,004 and 594,333, respectively, restricted shares had also been issued under the Company's 2004 Equity Incentive Plan, or the Equity Incentive Plan. These shares have a vesting period of two to four years.

        In December 2004, the Company sold 5,500,000 shares of common stock, at a price of $17.27 per share, resulting in net proceeds of approximately $93,740 under a private placement exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended, or the Securities Act. The Company subsequently registered these shares for resale under the Securities Act in August 2005. A total of 4,225,000 shares were sold to various institutional investors and an additional 1,275,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the Company's outstanding shares of common stock. Of the 5,500,000 shares sold, 2,000,000 shares were settled in December 2004 and the remaining 3,500,000 shares were settled in January 2005.

        In September 2005, the Company sold 3,833,333 shares of common stock, at a price of $25.80 per share, resulting in net proceeds of approximately $97,830. A total of 2,875,000 shares were sold through a public offering and an additional 958,333 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

15. Stockholders' Equity (Continued)

Company's outstanding shares of common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under a repurchase facility and general corporate purposes.

        In May 2006, the Company sold 3,000,000 shares of common stock, at a price of $26.75 per share, resulting in net proceeds of approximately $79,787. A total of 2,250,000 shares were sold through a public offering and an additional 750,000 shares were sold to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the Company's outstanding shares of common stock. Net proceeds were used for loan acquisitions and originations, repayment of outstanding principal under a repurchase facility and general corporate purposes.

        In May 2007, the Company's new $500,000 shelf registration statement was declared effective by the Securities and Exchange Commission, or SEC. This registration statement provides the Company with the ability to issue common and preferred stock, depository shares and warrants. The Company currently has $373,344 available under the shelf.

        In September 2007, the Company sold 4,825,000 shares of common stock, at a public offering price of $26.25 per share, resulting in net proceeds of approximately $124,451. A total of 3,618,750 shares were sold through a public offering and an additional 1,206,250 shares were sold directly to SL Green Operating Partnership, L.P. pursuant to its contractual right to choose to maintain up to a 25% ownership interest in the Company's outstanding shares of common stock. After this offering, SL Green Operating Partnership, L.P. owned 7,624,583 shares of the Company's common stock. Net proceeds were used to retire borrowings under the Company's unsecured credit facility and to create additional funding capacity for opportunistic investments.

        In November 2007, the Company sold, through a private placement, 3,809,524 shares of common stock at a price of $26.25 per share to an affiliate of Morgan Stanley Real Estate Special Situations Fund III, a global diversified fund managed by Morgan Stanley Real Estate, raising gross proceeds of approximately $100,000. The shares were not registered under the Securities Act of 1933, as amended, or the Securities Act, or any state securities laws, and were sold in a private transaction under Regulation D of the Securities Act. Subsequent to this offering, SL Green's ownership percentage was approximately 22% of the outstanding shares of the Company's common stock.

        In April 2008, the Company issued approximately 15,634,854 shares of common stock in connection with the American Financial acquisition. These shares had a value of approximately $378,672 on the date the merger agreement was executed. Also, as a result of the American Financial acquisition, an affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to an one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance. Subsequent to issuance, SL Green Operating Partnership, L.P. owned approximately 15.8% of the outstanding shares of the Company's common stock.

        In December 2008, the Company entered into a letter agreement with the Manager and SL Green pursuant to which the Manager agreed to pay $2.75 million in cash and SL Green transferred to the Company, 1.9 million shares of the Company's common stock, in full satisfaction of all potential

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

15. Stockholders' Equity (Continued)

obligations that the holders of Class B limited partner interests may have in respect of the recalculation of the distribution amount to the Holders at the end of 2008 calendar year. The shares of common stock were cancelled upon receipt by the Company. Subsequent to the letter agreement, SL Green Operating Partnership L.P. owned approximately 12.5% of the outstanding shares of the Company's common stock.

Equity Incentive Plan

        As part of the Company's initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors' fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At December 31, 2008, 1,733,606 shares of common stock were available for issuance under the Equity Incentive Plan.

        Options granted under the Equity Incentive Plan to recipients who are employees of Gramercy are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant. In some instances, options may be granted under the Equity Incentive Plan to persons who provide significant services to the Company or are employees of the Manager or SL Green. Options granted to recipients that are not employees have the same terms as those issued to employees except as it relates to any performance-based provisions within the grant. To the extent there are performance provisions associated with a grant to a recipient who is not an employee, an estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date. If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

15. Stockholders' Equity (Continued)

        A summary of the status of the Company's stock options as of December 31, 2008 and December 31, 2007 are presented below:

	December 31, 2008		December 31, 2007
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,428,169	$22.82	830,001	$18.02
Modification	110,716	—	—	—
Granted	385,000	$5.30	770,500	$27.76
Exercised	(85,547)	$14.83	(103,330)	$19.44
Lapsed or cancelled	(147,002)	$25.52	(69,002)	$25.29

Balance at end of period	1,691,336	$17.61	1,428,169	$22.82

        For the year ended December 31, 2008, all options were granted within a price range of $0.80 to $25.90. The remaining weighted average contractual life of the options was 7.7 years. In connection with the payment of a special dividend to common shareholders, the equity incentive plan was amended to provide for the modification of stock options to adjust for the impact of the special dividend paid. There was no incremental cost to the modification. Compensation expense of $792, $831 and $324 was recorded for the years ended December 31, 2008, 2007 and 2006, respectively, related to the issuance of stock options.

        Through December 31,2008, 1,135,004 restricted shares had been issued under the Equity Incentive Plan, of which 43% have vested. The vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $2,422, $3,301 and $1,669 was recorded for the years ended December 31, 2008 and 2007, respectively, related to the issuance of restricted shares.

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

December 31, 2008

15. Stockholders' Equity (Continued)

having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period.

Outperformance Plan

        In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, were to share in a "performance pool" if the Company's total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The Company recorded the expense of the plan award in accordance with FASB Statement No. 123(R). Compensation expense of $(2,348), $1,533 and $1,174 was recorded for the years ended December 31, 2008, 2007 and 2006, respectively, related to the 2005 Outperformance Plan. Based on the Company's total return to stockholders as of the May 31, 2008 measurement period conclusion date, the Company did not meet the minimum 30% return threshold and accordingly, the plan participants automatically forfeited the LTIP Units. In October 2008, Marc Holliday, Gregory Hughes and Andrew Matthias resigned as executives of the Company. In accordance with the 2005 Outperformance Plan, upon resignation, the LTIP Units were forfeited. In accordance with FASB Statement No. 123(R), the Company recorded a forfeiture charge to the income statement of $2,348, which is offset against marketing, general and administrative expenses.

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

        As of December 31, 2008, there were approximately 74,756 phantom stock units outstanding, of which 62,756 units are vested.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

15. Stockholders' Equity (Continued)

Earnings per Share

        Earnings per share for the years ended                        , 2008, 2007 and 2006 is computed as follows:

Numerator (Income (loss))	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Net income from continuing operations	$60,785	$161,597	$55,902
Net loss from discontinued operations	(1,482)	—	—

Net income	59,303	161,597	55,902
Preferred stock dividends	(9,344)	(6,567)	—

Numerator for basic income per share—net income available to common stockholders	$49,959	$155,030	$55,902
Effect of dilutive securities	—	—	—

Diluted earnings:
Numerator for diluted income per share—net income applicable to common stockholders	$49,959	$155,030	$55,902

Denominator (Weighted Average Shares)
Denominator for basic income per share—weighted average shares	47,205	29,968	24,722
Effect of dilutive securities
Stock-based compensation plans	50	1,380	1,272
Phantom stock units	75	31	15

Diluted Shares	47,330	29,379	26,009

16. Benefit Plans

        At December 31, 2008, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan, 401(k) plan or other benefits plans. As an affiliate of SL Green, the Company's employees are covered by a 401(K) Savings/Retirement Plan implemented by SL Green. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. The plan provides for discretionary matching contributions only.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

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

        The Company's corporate offices at 420 Lexington Avenue, New York, New York are subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. The Company leases an additional 5,200 square feet on a month to month basis for approximately $271 per annum.

        As of December 31, 2008, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

        Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows:

2009	$19,121
2010	18,968
2011	18,856
2012	18,499
2013	18,436
Thereafter	151,050

Total	$244,930

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

        Certain real estate assets are pledged as collateral for mortgage loans held by to two of its CDOs. Additionally, borrowings secured by these pledges are guaranteed by the Company.

18. Financial Instruments: Derivatives and Hedging

        FASB No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective January 1, 2001, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

18. Financial Instruments: Derivatives and Hedging (Continued)

commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

        The following table summarizes the notional and fair value of the Company's derivative financial instruments at December 31, 2008. The notional value is an indication of the extent of the Company's involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$3,465	4.280%	7/2005	12/2009	$(104)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(142)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	7/2015	(1,342)
Interest Rate Swap	3 month LIBOR	12,000	3.063%	1/2008	7/2010	(276)
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(1,026)
Interest Rate Swap	3 month LIBOR	2,000	3.073%	1/2008	7/2010	(50)
Interest Rate Swap	3 month LIBOR	347,908	5.408%	8/2007	5/2017	(39,345)
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	(98,158)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	(8,432)
Interest Rate Swap	3 month LIBOR	24,143	5.114%	2/2008	1/2017	(3,042)
Interest Rate Swap	3 month LIBOR	16,412	5.203%	2/2008	5/2017	(2,899)
Interest Rate Swap	3 month LIBOR	4,700	3.170%	4/2008	4/2012	(170)
Interest Rate Cap	1 month LIBOR	250,000	5.250%	4/2008	3/2010	—
Interest Rate Cap	1 month LIBOR	600,000	5.250%	8/2008	3/2010	1
Interest Rate Cap	1 month LIBOR	9,375	4.260%	8/2008	1/2015	(803)
Interest Rate Cap	3 month LIBOR	10,000	3.920%	10/2008	10/2013	(655)
Interest Rate Cap	3 month LIBOR	17,500	3.920%	10/2008	10/2013	(1,333)

Total		$2,069,777				$(157,776)

        At December 31 , 2008, derivative instruments were reported at their fair value as a net liability of $157,776. Offsetting adjustments are represented as deferred losses in Accumulated Other Comprehensive Income of $95,670. For the year ended December 31, 2008, the Company recognized a decrease to interest expense of $9 attributable to any ineffective component of its derivative instruments designated as cash flow hedges. For the same period, the Company recognized an increase to earnings of $0 attributable to the change in value of undesignated derivatives. Currently, all derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

18. Financial Instruments: Derivatives and Hedging (Continued)

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

19. Income Taxes

        The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with it's taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distributions to stockholders. However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company may, however, be subject to certain state and local taxes.

        The Company's board of directors elected to not pay for the third and fourth quarters of 2008 a dividend to common stockholders, which for the second quarter of 2008 was $0.63 per share. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share for the fourth quarter. The preferred stock dividend has been accrued for as of December 31, 2008. Based on current estimates of taxable income, the Company believes its cumulative distributions made in 2008 will satisfy the Company's REIT distribution requirements.

        For the years ended December 31, 2008, 2007 and 2006, the Company recorded $83, $1,341and $1,808 of income tax expense, respectively, in net income from continuing operations for income attributable to the Company's wholly-owned TRSs. Tax expense for the year ended December 31, 2008 is comprised entirely of state and local taxes.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

21. Segment Reporting

        Prior to the acquisition of American Financial, the Company was a REIT focused primarily on originating and acquiring loans and securities related to real estate and under the provisions of SFAS 131 operated in only one segment. As a result of the acquisition of American Financial, as of December 31, 2008, the Company has determined that it has two reportable operating segments: Finance and Real Estate. The reportable segments were determined based on the management approach, which looks to the Company's internal organizational structure. These two lines of business require different support infrastructures.

        The Finance segment includes all of the Company's activities related to senior and mezzanine real estate debt and senior and mezzanine capital investment activities and the financing thereof, including the Company's CMBS investments. These include a dedicated management team within Gramercy Finance for real estate lending origination, acquisition and servicing.

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

        The Company evaluates performance based on the following financial measures for each segment:

Year ended December 31, 2008	Finance	Real Estate	Corporate/ Other(1)	Total Company
Total revenues(2)	$355,306	$328,614	$—	$683,920
Earnings (loss) from unconsolidated joint ventures	9,874	(2,092)	—	7,782
Total operating and interest expense(3)	(252,668)	(327,519)	(50,265)	(630,452)

Net income from continuing operations(4)	$112,512	$(997)	$(50,265)	$61,250

Total Assets	$4,416,284	$4,163,186	$(758,512)	$7,820,958

(1)
Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany elimination necessary to reconcile to the consolidated Company totals.

(2)
Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Finance business primarily represents interest income and revenue from the Real Estate business primarily represents operating lease income.

(3)
Total operating and interest expense includes provision for loan losses for the Structured Finance business and operating costs on commercial property assets for the Real Estate business, and interest expense and loss on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

21. Segment Reporting (Continued)

  and amortization of $71,454 million for the year ended December 31, 2008, respectively, is included in the amounts presented above.

(4)
Net operating income represents income before provision for taxes, minority interest and discontinued operations.

22. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        The following table represents non-cash activities recognized in other comprehensive income for the years ended December 31, 2008 and 2007:

	2008	2007	2006
Deferred (losses) gains and other non-cash activity related to derivatives	$(85,350)	$(62,973)	$39

Deferred Losses related to securities available—for—sale	$589	$(5,575)	$—

23. Quarterly Financial Data (unaudited)

        Quarterly data for the last three years is presented below (in thousands).

2008 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$165,355	$180,032	$197,353	$86,091

Income (loss) before equity in net income of joint ventures, provision for taxes, minority interest and discontinued operations	(32,472)	(2,772)	12,150	22,373
Equity in net income of unconsolidated joint ventures	1,665	1,416	1,591	3,109

Income (loss) before provision for taxes, minority interest and discontinued operations	(30,807)	(1,356)	13,741	25,482
Gain on extinguishment of debt	43,856	11,681	—	—
Gain from sale of unconsolidated joint venture interest	—	—	—	—
Provision for taxes	(35)	(36)	—	(11)

Net Income from continuing operations before minority interests	13,014	10,289	13,741	25,471
Minority interests	(165)	24	(241)	—

Net income from continuing operations	12,849	10,313	13,500
Net loss from discontinued operations	(1,074)	(654)	(1,104)	—

Net Income	11,775	9,659	12,396	$25,471
Preferred stock dividends	(2,336)	(2,336)	(2,336)	(2,336)

Net income available to common stockholders	$9,439	$7,323	$10,060	$23,135

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

23. Quarterly Financial Data (unaudited) (Continued)

2008 Quarter Ended	December 31	September 30	June 30	March 31
Basic earnings per share:
Net income from continuing operations	$0.20	$0.16	$0.22	$0.66
Net loss from discontinued operations	(0.02)	(0.02)	(0.02)	—

Net income available to common stockholders	$0.18	$0.14	$0.20	$0.66

Diluted earnings per share:
Net income from continuing operations	$0.20	$0.15	$0.22	$0.66
Net loss from discontinued operations	(0.02)	(0.01)	(0.02)	—

Net income available to common stockholders	$0.18	$0.14	$0.20	$0.66

2007 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$86,828	$90,214	$78,303	$68,134

Income equity in net income (loss) of unconsolidated joint ventures and provision for taxes	19,312	3,989	21,805	18,278
Equity in net income (loss) of unconsolidated joint ventures	2,460	1,264	484	(695)

Income from continuing operations before provision for taxes and gain from sale of unconsolidated joint venture interest	21,772	5,253	22,289	17,583
Gain on extinguishment of debt	3,806	—	—	—
Gain from sale of unconsolidated joint venture interest	—	92,235	—	—
Provision for taxes	(40)	(338)	(429)	(534)

Net Income	25,538	97,150	21,860	17,049
Preferred stock dividends	(2,336)	(2,336)	(1,895)	—

Net income available to common stockholders	$23,202	$94,814	$19,965	$17,049

Net income per common share—Basic	$0.69	$3.60	$0.77	$0.66

Net income per common share—Diluted	$0.67	$3.43	$0.73	$0.62

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

23. Quarterly Financial Data (unaudited) (Continued)

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

24. Subsequent Events

        In January 2009, a first mortgage loan with a carrying value of $31,534 defaulted at maturity due to the borrower's failure to comply with the loan's extension provisions, including making a partial payment of principal and paying accrued interest on the loan balance. The Company has filed a notice of default and acceleration, has begun foreclosure proceedings, and has begun legal proceedings to enforce and collect upon a personal guaranty from the sponsor of the borrower company equal to 50% of the loan amount. This loan was classified as a sub-performing loan as of December 31, 2008.

        In January 2009, a first mortgage loan with a carrying value of $15,128 defaulted at maturity due to the borrower's failure to repay the loan in full. The Company has filed a notice of default and acceleration, has begun foreclosure proceedings, and has begun legal proceedings to enforce and collect upon a personal guaranty from the sponsors of the borrower equal to 33% of the loan amount. This loan was classified as a sub-performing loan as of December 31, 2008.

        On January 23, 2009, the Company closed a master repurchase facility with JP Morgan Chase Bank, N.A., in the amount of $9,500. The term of the facility is through July 23, 2010, the interest rate is 30-day LIBOR plus 175 basis points, the facility is recourse to GKK Capital LP (the guarantor under the facility) for 30% of the $9,500 facility amount (or $2,850), and the facility is subject to normal mark-to-market provisions after March 9, 2009. Proceeds under the facility, which was fully drawn at closing, were used to retire borrowings under the Wachovia credit facility. The facility is secured by a perfected security interest in a single debt investment of Gramercy Finance.

        On January 30, 2009, the Operating Partnership entered into an Exchange Agreement (the "Exchange Agreement") with certain affiliates of Taberna Capital Management, LLC (collectively, "Taberna"), pursuant to which the Operating Partnership and Taberna agreed to exchange a newly issued junior subordinated notes due 2035 of the Operating Partnership (the "Notes") in the aggregate principal amount of $150 million for an aggregate $150 million of existing trust preferred securities issued by certain affiliates of the Company (collectively, the "GKK Trusts") and held by Taberna. Simultaneous with the Exchange Agreement, the Operating Partnership and The Bank of New York Mellon Trust Company, National Association, as trustee, entered into a Junior Subordinated Indenture,

Gramercy Capital Corp.

Notes To Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share data)

December 31, 2008

24. Subsequent Events (Continued)

dated as of January 30, 2009 (the "New Indenture"). The New Indenture contains terms and conditions substantially similar in all material respects to certain junior subordinated indentures (the "Original Indentures") entered into between the Operating Partnership and the Trustee pursuant to which the Operating Partnership issued certain junior subordinated notes (the "Original Notes") to the GKK Trusts in connection with the issuances of the trust preferred securities. Pursuant to the New Indenture, the Notes will mature on June 30, 2035 (the "Maturity Date") and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity Date. In addition, the Operating Partnership may, at its option, redeem the Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount of the Notes. The optional redemption of the Note in part must be made in at least $25,000,000 increments, to be applied to the Notes on a pro-rata basis unless otherwise agreed in the sole discretion of Taberna. The New Indenture also contains additional covenants restricting, among other things, the ability of the Operating Partnership to, during the 2009 calendar year, declare or pay any dividends or distributions on, or redeem or make liquidation payment with respect to limited partner interests of the Operating Partnership or, make any payment or redeem any debt securities ranked pari passu or junior to the Notes, except in certain limited circumstances where the Operating Partnership is permitted to (i) make distributions to holders of Class B limited partner interests of the Operating Partnership pursuant to the amended limited partnership agreement and (ii) redeem or repurchase such Class B limited partner interests in connection with any internalization transaction of the Company. The foregoing limitations and exceptions also apply to (i) any period during which the Operating Partnership exercises its deferral right under the New Indenture (which right has been contractually waived pursuant to the Exchange Agreement) and/or (ii) any other period in which an event of default has occurred and be continuing. The Exchange Agreement contains certain representations, warranties and covenants, including the agreement by the Operating Partnership (i) to pay all accrued interest on the trust preferred securities for the period commencing on October 30, 2008 and continuing through and including January 29, 2009 at a reduced interest rate of 0.50% per annum and (ii) not to exercise its right to defer interest payments on the Notes for a period of 10 years.

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
New York*	NY	7/20/2007	$59,099			$70,100	$—	$6,397	$76,497	$—	$76,497	$—	—
Aberdeen	WA	4/1/2008	(b	)	(l)	54	1,343	103	54	1,446	1,500	(27)	40
Abingdon	VA	4/1/2008	(e	)	(l)	110	328	—	110	328	438	(69)	40
Abingdon	VA	4/1/2008	(g	)	(l)	194	1,145	—	194	1,145	1,339	(21)	40
Acworth	GA	4/1/2008	—		(l)	1,172	533	—	1,172	533	1,705	(10)	40
Addison	IL	4/1/2008	(g	)	(l)	460	475	(10)	450	475	925	(9)	40
Advance	NC	4/1/2008	(g	)	(l)	531	203	—	531	203	734	(4)	40
Aiken	SC	4/1/2008	(b	)	(l)	2,840	6,667	30	2,840	6,697	9,537	(92)	40
Aiken	SC	4/1/2008	—		(l)	182	1,468	—	182	1,468	1,650	(26)	40
Albany	NY	4/1/2008	(e	)	(l)	928	5,679	—	928	5,679	6,607	(105)	40
Albuquerque	NM	4/1/2008	(b	)	(l)	1,644	2,463	—	1,644	2,463	4,107	(46)	40
Alexandria	VA	4/1/2008	—		(l)	2,794	4,000	2	2,794	4,002	6,796	(70)	40
Allbany	NY	4/1/2008	(e	)	(l)	402	5,775	—	402	5,775	6,177	(158)	40
Alpharetta	GA	4/1/2008	—		(l)	1,130	1,170	—	1,130	1,170	2,300	(22)	40
Alpharetta	GA	4/1/2008	(j	)	(l)	688	437	—	688	437	1,125	(9)	40
Altamont Spring	FL	4/1/2008	(k	)	(l)	649	670	—	649	670	1,319	(13)	40
Amherst	VA	4/1/2008	(d	)	(l)	256	386	—	256	386	642	(7)	40
Anderson	SC	4/1/2008	—		(l)	497	859	100	497	959	1,456	(16)	40
Annapolis	MD	4/1/2008	(b	)	(l)	9,076	5,508	—	9,076	5,508	14,584	(74)	40
Anniston	AL	4/1/2008	—		(l)	294	1,214	—	294	1,214	1,508	(23)	40
Apex	NC	4/1/2008	(g	)	(l)	153	118	—	153	118	271	(1)	40
Arlington	TX	4/1/2008	1,643		(l)	672	1,566	—	672	1,566	2,238	(30)	40
Arlington	VA	4/1/2008	(a	)	(l)	802	924	70	802	994	1,796	(29)	40
Arnold	CA	4/1/2008	(e	)	(l)	1,228	2,421	—	1,228	2,421	3,649	(38)	40
Arroyo Grande	CA	4/1/2008	(g	)	(l)	826	411	—	826	411	1,237	(8)	40
Asheville	NC	4/1/2008	(g	)	(l)	1,205	3,798	—	1,205	3,798	5,003	(69)	40
Asheville	NC	4/1/2008	(g	)	(l)	526	130	—	526	130	656	(2)	40
Asheville	NC	4/1/2008	(c	)	(l)	760	880	—	760	880	1,640	(15)	40
Asheville	NC	4/1/2008	—		(l)	705	2,310	474	705	2,784	3,489	(56)	40
Ashtabula	OH	4/1/2008	(g	)	(l)	607	1,947	—	607	1,947	2,554	(37)	40
Athens	AL	4/1/2008	—		(l)	355	2,553	—	355	2,553	2,908	(42)	40
Atlanta	GA	4/1/2008	2,229		(l)	1,552	2,384	—	1,552	2,384	3,936	(44)	40
Atlanta	GA	4/1/2008	642		(l)	1,024	664	—	1,024	664	1,688	(12)	40
Atlanta	GA	4/1/2008	(h	)	(l)	1,001	419	—	1,001	419	1,420	(8)	40
Atlanta	GA	4/1/2008	(d	)	(l)	3,118	53,407	641	3,118	54,048	57,166	(922)	40
Auburn	CA	4/1/2008	(b	)	(l)	474	1,523	62	474	1,585	2,059	(34)	40
Auburn	ME	4/1/2008	(e	)	(l)	381	377	—	381	377	758	(7)	40
Auburn	NY	4/1/2008	(e	)	(l)	244	4,057	—	244	4,057	4,301	(86)	40

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Augusta	GA	4/1/2008	1,093		(l)	1,057	722	—	1,057	722	1,779	(13)	40
Augusta	GA	4/1/2008	1,251		(l)	613	1,267	—	613	1,267	1,880	(24)	40
Austin	TX	4/1/2008	(g	)	(l)	260	293	—	260	293	553	(5)	40
Avondale	PA	4/1/2008	(g	)	(l)	217	275	—	217	275	492	(5)	40
Bakersfield	CA	4/1/2008	(e	)	(l)	632	2,332	—	632	2,332	2,964	(40)	40
Bakersfield	CA	4/1/2008	(b	)	(l)	949	1,749	—	949	1,749	2,698	(31)	40
Bakersfield	CA	4/1/2008	(b	)	(l)	972	1,277	85	972	1,362	2,334	(24)	40
Ballwin	MO	4/1/2008	(e	)	(l)	365	333	—	365	333	698	(6)	40
Baltimore	MD	4/1/2008	(b	)	(l)	690	2,055	—	690	2,055	2,745	(312)	40
Baltimore	MD	4/1/2008	(a	)	(l)	4,888	15,091	—	4,888	15,091	19,979	(283)	40
Baltimore	MD	4/1/2008	(a	)	(l)	10,850	29,158	436	10,850	29,594	40,444	(545)	40
Baltimore	MD	4/1/2008	(d	)	(l)	643	897	—	643	897	1,540	(25)	40
Banner Elk	NC	4/1/2008	(k	)	(l)	433	251	—	433	251	684	(5)	40
Batesville	AR	4/1/2008	—		(l)	209	794	—	209	794	1,003	(15)	40
Beachwood	OH	4/1/2008	(g	)	(l)	2,107	544	—	2,107	544	2,651	(10)	40
Beaumont	TX	4/1/2008	(e	)	(l)	63	634	—	63	634	697	(12)	40
Bedford	OH	4/1/2008	(g	)	(l)	27	1,404	—	27	1,404	1,431	(27)	40
Beebe	AR	4/1/2008	—		(l)	26	135	—	26	135	161	(2)	40
Belle Chasse	LA	4/1/2008	—		(l)	160	505	—	160	505	665	(9)	40
Belleville	IL	4/1/2008	—		(l)	955	2,844	148	955	2,992	3,947	(181)	40
Bellingham	WA	4/1/2008	(b	)	(l)	154	3,497	—	154	3,497	3,651	(63)	40
Belton	MO	4/1/2008	(e	)	(l)	226	473	—	226	473	699	(6)	40
Bennettsville	SC	4/1/2008	(d	)	(l)	47	348	—	47	348	395	(6)	40
Bensalem	PA	4/1/2008	(g	)	(l)	473	923	—	473	923	1,396	(17)	40
Benton	AR	4/1/2008	(e	)	(l)	607	350	—	607	350	957	(7)	40
Berea	OH	4/1/2008	(g	)	(l)	578	1,806	—	578	1,806	2,384	(34)	40
Berkeley Height	NJ	4/1/2008	525		(l)	1,157	312	—	1,157	312	1,469	(6)	40
Bethel	OH	4/1/2008	—		(l)	21	729	—	21	729	750	(14)	40
Black Mountain	NC	4/1/2008	—		(l)	259	247	—	259	247	506	(5)	40
Blacksburg	VA	4/1/2008	(d	)	(l)	231	383	—	231	383	614	(7)	40
Blountstown	FL	4/1/2008	(e	)	(l)	201	824	—	201	824	1,025	(12)	40
Blowing Rock	NC	4/1/2008	(g	)	(l)	579	45	—	579	45	624	(1)	40
Boca Raron	FL	4/1/2008	751		(l)	1,127	404	—	1,127	404	1,531	(7)	40
Boca Raton	FL	4/1/2008	—		(l)	2,368	1,599	—	2,368	1,599	3,967	(30)	40
Bonita Springs	FL	4/1/2008	(h	)	(l)	943	627	—	943	627	1,570	(12)	40
Boone	NC	4/1/2008	(c	)	(l)	737	1,629	—	737	1,629	2,366	(28)	40
Bordentown	NJ	4/1/2008	—		(l)	146	400	—	146	400	546	(7)	40
Boyertown	PA	4/1/2008	(g	)	(l)	389	312	—	389	312	701	(6)	40

 Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Boynton Beach	FL	4/1/2008	—		(l)	1,462	1,201	—	1,462	1,201	2,663	(20)	40
Bradenton	FL	4/1/2008	(e	)	(l)	140	127	—	140	127	267	(2)	40
Bradenton	FL	4/1/2008	(k	)	(l)	1,077	1,150	—	1,077	1,150	2,227	(22)	40
Bradenton	FL	4/1/2008	(h	)	(l)	705	630	—	705	630	1,335	(12)	40
Bradentown	FL	4/1/2008	(e	)	(l)	59	191	—	59	191	250	(4)	40
Brandon	FL	4/1/2008	(j	)	(l)	761	158	—	761	158	919	(3)	40
Brandon	FL	4/1/2008	(k	)	(l)	899	292	—	899	292	1,191	(6)	40
Breman	GA	4/1/2008	(g	)	(l)	204	882	—	204	882	1,086	(17)	40
Bremerton	WA	4/1/2008	(b	)	(l)	75	678	—	75	678	753	(13)	40
Brevard	NC	4/1/2008	(g	)	(l)	965	654	—	965	654	1,619	(12)	40
Brevard	NC	4/1/2008	—		(l)	349	258	—	349	258	607	(5)	40
Bridgewater	NJ	4/1/2008	(e	)	(l)	3,577	10,145	—	3,577	10,145	13,722	(278)	40
Bristol	PA	4/1/2008	(g	)	(l)	—	5,417	368	—	5,785	5,785	(50)	40
Broken Arrow	OK	4/1/2008	(e	)	(l)	365	444	—	365	444	809	(10)	40
Brookneal	VA	4/1/2008	(d	)	(l)	94	414	—	94	414	508	(8)	40
Brooksville	FL	4/1/2008	(e	)	(l)	202	269	—	202	269	471	(5)	40
Burbank	CA	4/1/2008	(e	)	(l)	1,949	3,799	—	1,949	3,799	5,748	(58)	40
Burgaw	NC	4/1/2008	(c	)	(l)	448	550	—	448	550	998	(10)	40
Burlingame	CA	4/1/2008	(e	)	(l)	1,227	604	70	1,227	674	1,901	(11)	40
Burlington	NC	4/1/2008	(c	)	(l)	480	1,430	—	480	1,430	1,910	(28)	40
Burlington	NC	4/1/2008	(c	)	(l)	660	447	—	660	447	1,107	(8)	40
Burlington	NC	4/1/2008	(d	)	(l)	1,793	4,794	—	1,793	4,794	6,587	(81)	40
Calabash	NC	4/1/2008	(g	)	(l)	685	355	—	685	355	1,040	(7)	40
Callahan	FL	4/1/2008	(g	)	(l)	1,607	1,869	—	1,607	1,869	3,476	(35)	40
Camas	WA	4/1/2008	(e	)	(l)	182	208	—	182	208	390	(4)	40
Cambelltown	PA	4/1/2008	(g	)	(l)	65	254	—	65	254	319	(5)	40
Cameron Park	CA	4/1/2008	(j	)	(l)	661	1,639	—	661	1,639	2,300	(31)	40
Candler	NC	4/1/2008	(c	)	(l)	718	297	—	718	297	1,015	(5)	40
Canoga Park	CA	4/1/2008	(e	)	(l)	1,221	829	—	1,221	829	2,050	(15)	40
Canton	NC	4/1/2008	(g	)	(l)	253	760	—	253	760	1,013	(14)	40
Canton	OH	4/1/2008	—		(l)	39	2,332	1	39	2,333	2,372	(44)	40
Cape Coral	FL	4/1/2008	(k	)	(l)	777	394	—	777	394	1,171	(8)	40
Carolina Beach	NC	4/1/2008	(c	)	(l)	1,138	1,421	—	1,138	1,421	2,559	(25)	40
Carrollton	TX	4/1/2008	(b	)	(l)	743	1,428	—	743	1,428	2,171	(30)	40
Carrolton	GA	4/1/2008	—		(l)	436	1,186	—	436	1,186	1,622	(22)	40
Cartersville	GA	4/1/2008	(g	)	(l)	221	161	—	221	161	382	(3)	40
Cary	NC	4/1/2008	(g	)	(l)	392	219	—	392	219	611	(4)	40
Cary	NC	4/1/2008	(c	)	(l)	691	420	—	691	420	1,111	(8)	40

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Cary	NC	4/1/2008	1,262		(l)	2,011	1,093	—	2,011	1,093	3,104	(20)	40
Cary	NC	4/1/2008	(g	)	(l)	739	332	—	739	332	1,071	(6)	40
Cary	NC	4/1/2008	(i	)	(l)	502	420	—	502	420	922	(8)	40
Catoosa	OK	4/1/2008	(e	)	(l)	173	1,376	—	173	1,376	1,549	(24)	40
Cayce	SC	4/1/2008	(g	)	(l)	604	510	—	604	510	1,114	(10)	40
Chapel Hill	NC	4/1/2008	—		(l)	721	2,317	—	721	2,317	3,038	(43)	40
Charleston	SC	4/1/2008	(j	)	(l)	160	139	—	160	139	299	(3)	40
Charleston	SC	4/1/2008	(d	)	(l)	1,792	5,340	—	1,792	5,340	7,132	(104)	40
Charlotte	NC	4/1/2008	(e	)	(l)	4,814	41,573	—	4,814	41,573	46,387	(1,207)	40
Charlotte	NC	4/1/2008	(b	)	(l)	8,054	80,295	(18)	8,054	80,277	88,331	(1,779)	40
Charlotte	NC	4/1/2008	75,223		(l)	20,221	102,378	234	20,214	102,619	122,833	(2,234)	40
Charlotte	NC	4/1/2008	(g	)	(l)	362	718	—	362	718	1,080	(14)	40
Charlotte	NC	4/1/2008	439		(l)	745	555	—	745	555	1,300	(10)	40
Charlotte	NC	4/1/2008	(c	)	(l)	1,113	394	—	1,113	394	1,507	(7)	40
Charlotte	NC	4/1/2008	(c	)	(l)	1,013	467	—	1,013	467	1,480	(8)	40
Charlotte	NC	4/1/2008	(c	)	(l)	1,171	416	—	1,171	416	1,587	(7)	40
Charlotte	NC	4/1/2008	(c	)	(l)	1,000	795	—	1,000	795	1,795	(15)	40
Charlotte	NC	4/1/2008	(g	)	(l)	348	1,750	—	348	1,750	2,098	(29)	40
Charlotte	NC	4/1/2008	(c	)	(l)	2,857	1,305	—	2,857	1,305	4,162	(24)	40
Charlotte	NC	4/1/2008	(c	)	(l)	1,466	419	—	1,466	419	1,885	(8)	40
Charlotte	NC	4/1/2008	(c	)	(l)	1,130	298	—	1,130	298	1,428	(6)	40
Charlotte	NC	4/1/2008	(c	)	(l)	883	697	—	883	697	1,580	(13)	40
Charlotte	NC	4/1/2008	1,154		(l)	1,334	873	—	1,334	873	2,207	(17)	40
Charlotte	NC	4/1/2008	1,004		(l)	844	767	—	844	767	1,611	(15)	40
Charlotte	NC	4/1/2008	(g	)	(l)	840	885	—	840	885	1,725	(17)	40
Charlotte	NC	4/1/2008	(h	)	(l)	1,131	559	—	1,131	559	1,690	(11)	40
Cherry Hill	NJ	4/1/2008	(g	)	(l)	655	474	—	655	474	1,129	(9)	40
Cherryville	NC	4/1/2008	(c	)	(l)	566	532	—	566	532	1,098	(10)	40
Chester	VA	4/1/2008	(j	)	(l)	307	192	—	307	192	499	(4)	40
Chicago	IL	4/1/2008	(b	)	(l)	16,807	83,636	515	16,807	84,151	100,958	(1,732)	40
China Grove	NC	4/1/2008	(g	)	(l)	204	1,149	—	204	1,149	1,353	(22)	40
Christainsburg	VA	4/1/2008	(d	)	(l)	252	666	15	252	681	933	(12)	40
Cincinnati	OH	4/1/2008	(g	)	(l)	207	523	—	207	523	730	(10)	40
Cincinnati	OH	4/1/2008	(g	)	(l)	404	339	—	404	339	743	(6)	40
Clarkson	WA	4/1/2008	(e	)	(l)	692	866	—	692	866	1,558	(15)	40
Clearwater	FL	4/1/2008	(b	)	(l)	1,623	1,362	2	1,623	1,364	2,987	(26)	40
Clearwater	FL	4/1/2008	(g	)	(l)	2,300	1,270	—	2,300	1,270	3,570	(24)	40
Clemmons	NC	4/1/2008	489		(l)	764	434	—	764	434	1,198	(8)	40

 Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Clemmons	NC	4/1/2008	1,193		(l)	1,414	664	—	1,414	664	2,078	(13)	40
Clermont	FL	4/1/2008	(b	)	(l)	127	413	—	127	413	540	(8)	40
Cleveland	OH	4/1/2008	—		(l)	61	296	17	61	313	374	(6)	40
Cleveland	OH	4/1/2008	—		(l)	44	480	—	44	480	524	(9)	40
Cleveland	OH	4/1/2008	(g	)	(l)	261	328	—	261	328	589	(6)	40
Cleveland	OH	4/1/2008	(g	)	(l)	145	688	—	145	688	833	(13)	40
Cleveland	OH	4/1/2008	(g	)	(l)	150	831	—	150	831	981	(16)	40
Cleveland	OH	4/1/2008	(g	)	(l)	484	1,279	—	484	1,279	1,763	(24)	40
Cleveland	OH	4/1/2008	(g	)	(l)	66	1,038	—	66	1,038	1,104	(20)	40
Cleveland	OH	4/1/2008	(g	)	(l)	211	1,147	—	211	1,147	1,358	(22)	40
Cleveland	OH	4/1/2008	(g	)	(l)	212	1,304	—	212	1,304	1,516	(25)	40
Clintwood	VA	4/1/2008	(d	)	(l)	16	302	—	16	302	318	(5)	40
Clover	SC	4/1/2008	(g	)	(l)	208	155	—	208	155	363	(3)	40
College Park	GA	4/1/2008	(a	)	(l)	635	6,710	—	635	6,710	7,345	(125)	40
Collingswood	NJ	4/1/2008	(g	)	(l)	416	434	—	416	434	850	(8)	40
Colombia	SC	4/1/2008	(d	)	(l)	2,723	23,543	821	2,723	24,364	27,087	(416)	40
Columbia	MO	4/1/2008	(b	)	(l)	535	1,524	—	535	1,524	2,059	(28)	40
Columbia	SC	4/1/2008	(a	)	(l)	376	2,030	—	376	2,030	2,406	(38)	40
Columbia	SC	4/1/2008	(h	)	(l)	627	492	—	627	492	1,119	(9)	40
Columbia	TN	4/1/2008	—		(l)	202	934	—	202	934	1,136	(17)	40
Columbus	GA	4/1/2008	—		(l)	399	1,095	—	399	1,095	1,494	(21)	40
Columbus	GA	4/1/2008	(h	)	(l)	470	61	—	470	61	531	(1)	40
Columbus	GA	4/1/2008	(d	)	(l)	4,062	5,311	—	4,062	5,311	9,373	(84)	40
Columbus	IN	4/1/2008	(g	)	(l)	437	721	—	437	721	1,158	(13)	40
Columbus	IN	4/1/2008	(g	)	(l)	252	386	—	252	386	638	(7)	40
Columbus	NC	4/1/2008	(c	)	(l)	325	280	—	325	280	605	(5)	40
Compton	CA	4/1/2008	(b	)	(l)	835	539	—	835	539	1,374	(10)	40
Conneaut	OH	4/1/2008	(g	)	(l)	342	1,092	—	342	1,092	1,434	(21)	40
Conover	NC	4/1/2008	(g	)	(l)	183	922	—	183	922	1,105	(17)	40
Conway	AR	4/1/2008	—		(l)	238	728	—	238	728	966	(12)	40
Cookeville	TN	4/1/2008	—		(l)	425	2,881	—	425	2,881	3,306	(52)	40
Cornelia	GA	4/1/2008	—		(l)	97	1,498	—	97	1,498	1,595	(27)	40
Cornelius	NC	4/1/2008	(c	)	(l)	1,325	1,063	—	1,325	1,063	2,388	(20)	40
Cornelius	NC	4/1/2008	(g	)	(l)	1,228	1,551	—	1,228	1,551	2,779	(29)	40
Coronado	CA	4/1/2008	(b	)	(l)	732	1,690	—	732	1,690	2,422	(31)	40
Crystal River	FL	4/1/2008	(e	)	(l)	594	563	—	594	563	1,157	(10)	40
Dade City	FL	4/1/2008	(d	)	(l)	221	678	—	221	678	899	(13)	40
Dallas	NC	4/1/2008	(c	)	(l)	932	492	—	932	492	1,424	(8)	40

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Dallas	TX	4/1/2008	(f	)	(l)	2,072	746	—	2,072	746	2,818	(14)	40
Dalton	GA	4/1/2008	(g	)	(l)	438	1,448	—	438	1,448	1,886	(28)	40
Dalton	GA	4/1/2008	(d	)	(l)	125	1,263	279	125	1,542	1,667	(23)	40
Davie	FL	4/1/2008	(g	)	(l)	1,302	968	—	1,302	968	2,270	(18)	40
Daytona Beach	FL	4/1/2008	(e	)	(l)	414	1,233	1	414	1,234	1,648	(24)	40
Daytona Beach	FL	4/1/2008	(g	)	(l)	1,680	1,581	—	1,680	1,581	3,261	(30)	40
Decatur	GA	4/1/2008	(g	)	(l)	1,764	2,083	—	1,764	2,083	3,847	(27)	40
Decatur	GA	4/1/2008	—		(l)	598	423	—	598	423	1,021	(8)	40
Decatur	GA	4/1/2008	—		(l)	160	439	—	160	439	599	(8)	40
Deer Park	TX	4/1/2008	(f	)	(l)	396	495	—	396	495	891	(9)	40
Deerfield Beach	FL	4/1/2008	(k	)	(l)	738	869	—	738	869	1,607	(17)	40
DeFuniak Spring	FL	4/1/2008	—		(l)	445	750	—	445	750	1,195	(14)	40
Deland	FL	4/1/2008	(g	)	(l)	1,042	3,715	—	1,042	3,715	4,757	(80)	40
Deland	FL	4/1/2008	—		(l)	194	758	1	194	759	953	(16)	40
Delray Beach	FL	4/1/2008	(g	)	(l)	1,057	440	—	1,057	440	1,497	(8)	40
Delray Beach	FL	4/1/2008	(d	)	(l)	852	1,576	49	852	1,625	2,477	(30)	40
Denver	NC	4/1/2008	(c	)	(l)	378	353	—	378	353	731	(6)	40
Dinuba	CA	4/1/2008	(e	)	(l)	269	802	24	269	826	1,095	(521)	40
Dripping Springs	TX	4/1/2008	(g	)	(l)	207	2,349	—	207	2,349	2,556	(44)	40
Duncanville	TX	4/1/2008	(f	)	(l)	300	302	—	300	302	602	(6)	40
Dunwoody	GA	4/1/2008	(g	)	(l)	748	715	—	748	715	1,463	(13)	40
Durham	NC	4/1/2008	(c	)	(l)	627	211	—	627	211	838	(4)	40
Durham	NC	4/1/2008	(c	)	(l)	611	411	—	611	411	1,022	(8)	40
East Brunswick	NJ	4/1/2008	(e	)	(l)	991	2,278	36	991	2,314	3,305	(45)	40
East Gadsden	AL	4/1/2008	—		(l)	133	366	—	133	366	499	(7)	40
East Meadow	NY	4/1/2008	(e	)	(l)	885	3,739	—	885	3,739	4,624	(46)	40
East Point	GA	4/1/2008	(e	)	(l)	456	663	—	456	663	1,119	(11)	40
Eden	NC	4/1/2008	—		(l)	62	212	—	62	212	274	(4)	40
Eden	NC	4/1/2008	(c	)	(l)	1,066	994	—	1,066	994	2,060	(17)	40
Edison Twp.	NJ	4/1/2008	629		(l)	1,434	418	—	1,434	418	1,852	(8)	40
Edmonds	WA	4/1/2008	(e	)	(l)	366	557	—	366	557	923	(10)	40
El Dorado	AR	4/1/2008	—		(l)	92	3,065	75	92	3,140	3,232	(89)	40
El Dorado Hills	CA	4/1/2008	(k	)	(l)	682	1,694	—	682	1,694	2,376	(32)	40
El Segundo	CA	4/1/2008	(b	)	(l)	1,071	689	—	1,071	689	1,760	(13)	40
Elizabethtown	NC	4/1/2008	(c	)	(l)	373	1,070	—	373	1,070	1,443	(19)	40
Elmhurst	IL	4/1/2008	—		(l)	912	1,007	139	912	1,146	2,058	(19)	40
Emmaus	PA	4/1/2008	711		(l)	768	949	—	768	949	1,717	(18)	40
Ennis	TX	4/1/2008	1,722		(l)	1,283	1,647	—	1,283	1,647	2,930	(31)	40

 Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Enterprise	AL	4/1/2008	—		(l)	125	1,434	—	125	1,434	1,559	(26)	40
Escondido	CA	4/1/2008	(b	)	(l)	3,877	5,132	—	3,877	5,132	9,009	(81)	40
Euclid	OH	4/1/2008	(g	)	(l)	354	1,366	—	354	1,366	1,720	(26)	40
Euclid	OH	4/1/2008	(g	)	(l)	724	448	—	724	448	1,172	(8)	40
Eureka	CA	4/1/2008	(e	)	(l)	88	754	—	88	754	842	(14)	40
Eustis	FL	4/1/2008	(g	)	(l)	2,134	3,280	—	2,134	3,280	5,414	(62)	40
Fairfax	VA	4/1/2008	(e	)	(l)	662	1,972	—	662	1,972	2,634	(38)	40
Farmington	CT	4/1/2008	(e	)	(l)	3,427	10,693	—	3,427	10,693	14,120	(195)	40
Farmville	NC	4/1/2008	(c	)	(l)	746	1,640	—	746	1,640	2,386	(29)	40
Fayetteville	FL	4/1/2008	(g	)	(l)	514	2,947	—	514	2,947	3,461	(56)	40
Fayetteville	GA	4/1/2008	(g	)	(l)	565	421	—	565	421	986	(8)	40
Fayetteville	NC	4/1/2008	(c	)	(l)	615	250	—	615	250	865	(5)	40
Fayetteville	NC	4/1/2008	(c	)	(l)	680	271	—	680	271	951	(5)	40
Fayetteville	NC	4/1/2008	(c	)	(l)	527	325	—	527	325	852	(6)	40
Fayetteville	TN	4/1/2008	—		(l)	192	1,110	—	192	1,110	1,302	(20)	40
Feasterville	PA	4/1/2008	932		(l)	906	1,671	—	906	1,671	2,577	(32)	40
Florissant	MO	4/1/2008	(b	)	(l)	339	753	—	339	753	1,092	(14)	40
Folsum	CA	4/1/2008	(e	)	(l)	259	419	—	259	419	678	(7)	40
Forest City	NC	4/1/2008	(g	)	(l)	507	1,817	—	507	1,817	2,324	(34)	40
Forsyth	MO	4/1/2008	(e	)	(l)	97	198	—	97	198	295	(4)	40
Fort Bragg	CA	4/1/2008	(e	)	(l)	360	907	101	360	1,008	1,368	(16)	40
Fort Dodge	IA	4/1/2008	(g	)	(l)	210	821	—	210	821	1,031	(15)	40
Fort Lauderdale	FL	4/1/2008	(i	)	(l)	482	1,124	—	482	1,124	1,606	(22)	40
Fort Myers	FL	4/1/2008	(i	)	(l)	623	687	—	623	687	1,310	(14)	40
Fort Myers	FL	4/1/2008	(d	)	(l)	1,223	1,424	—	1,223	1,424	2,647	(26)	40
Franklin	TN	4/1/2008	—		(l)	322	1,199	—	322	1,199	1,521	(22)	40
Fresno	CA	4/1/2008	(e	)	(l)	981	2,029	—	981	2,029	3,010	(34)	40
Fresno	CA	4/1/2008	(b	)	(l)	733	1,027	—	733	1,027	1,760	(19)	40
Fresno	CA	4/1/2008	(b	)	(l)	799	1,091	—	799	1,091	1,890	(20)	40
Fresno	CA	4/1/2008	(b	)	(l)	614	2,253	—	614	2,253	2,867	(41)	40
Frisco	TX	4/1/2008	(g	)	(l)	1,134	1,412	—	1,134	1,412	2,546	(27)	40
Ft Walton Beach	FL	4/1/2008	(e	)	(l)	820	795	—	820	795	1,615	(14)	40
Ft. Lauderdale	FL	4/1/2008	(e	)	(l)	315	810	—	315	810	1,125	(15)	40
Ft. Lauderdale	FL	4/1/2008	(g	)	(l)	3,217	1,563	—	3,217	1,563	4,780	(20)	40
Ft. Myers Beach	FL	4/1/2008	(e	)	(l)	322	536	1	322	537	859	(10)	40
Gardena	CA	4/1/2008	(b	)	(l)	1,456	1,531	—	1,456	1,531	2,987	(28)	40
Garfield Height	OH	4/1/2008	(g	)	(l)	131	823	—	131	823	954	(16)	40
Garner	NC	4/1/2008	(c	)	(l)	1,931	4,348	—	1,931	4,348	6,279	(61)	40

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Garner	NC	4/1/2008	(j	)	(l)	302	461	—	302	461	763	(9)	40
Gastonia	NC	4/1/2008	(c	)	(l)	977	641	—	977	641	1,618	(11)	40
Gastonia	NC	4/1/2008	(c	)	(l)	564	1,715	—	564	1,715	2,279	(32)	40
Gastonia	NC	4/1/2008	(c	)	(l)	3,018	2,311	—	3,018	2,311	5,329	(35)	40
Geneva	OH	4/1/2008	(g	)	(l)	375	1,779	—	375	1,779	2,154	(34)	40
Glen Allen	VA	4/1/2008	(d	)	(l)	834	7,094	—	834	7,094	7,928	(123)	40
Glen Allen	VA	4/1/2008	(d	)	(l)	1,449	7,592	—	1,449	7,592	9,041	(133)	40
Glendale	CA	4/1/2008	(b	)	(l)	1,536	3,956	—	1,536	3,956	5,492	(73)	40
Goldsboro	NC	4/1/2008	(g	)	(l)	266	517	—	266	517	783	(10)	40
Goldsboro	NC	4/1/2008	(d	)	(l)	483	2,234	—	483	2,234	2,717	(41)	40
Goodlettsville	TN	4/1/2008	—		(l)	538	1,924	—	538	1,924	2,462	(40)	40
Graham	NC	4/1/2008	(g	)	(l)	535	630	—	535	630	1,165	(12)	40
Grants Pass	OR	4/1/2008	(g	)	(l)	265	1,086	—	265	1,086	1,351	(23)	40
Great Neck	NY	4/1/2008	(e	)	(l)	3,200	6,320	—	3,200	6,320	9,520	(78)	40
Green Cove	FL	4/1/2008	(g	)	(l)	1,348	2,861	—	1,348	2,861	4,209	(54)	40
Greensboro	NC	4/1/2008	(a	)	(l)	903	11,580	—	903	11,580	12,483	(217)	40
Greensboro	NC	4/1/2008	(g	)	(l)	531	551	—	531	551	1,082	(10)	40
Greensboro	NC	4/1/2008	(c	)	(l)	652	744	—	652	744	1,396	(14)	40
Greensboro	NC	4/1/2008	(c	)	(l)	773	399	—	773	399	1,172	(7)	40
Greensboro	NC	4/1/2008	(g	)	(l)	467	499	—	467	499	966	(9)	40
Greensboro	NC	4/1/2008	(g	)	(l)	435	531	—	435	531	966	(10)	40
Greensboro	NC	4/1/2008	(i	)	(l)	389	359	—	389	359	748	(7)	40
Greenville	NC	4/1/2008	(g	)	(l)	681	498	—	681	498	1,179	(9)	40
Greenville	NC	4/1/2008	(g	)	(l)	676	3,417	—	676	3,417	4,093	(64)	40
Greenville	NC	4/1/2008	(c	)	(l)	495	675	—	495	675	1,170	(13)	40
Greenville	NC	4/1/2008	(c	)	(l)	352	519	—	352	519	871	(10)	40
Greenwich	CT	4/1/2008	(e	)	(l)	2,336	6,958	—	2,336	6,958	9,294	(135)	40
Gresham	OR	4/1/2008	(e	)	(l)	291	361	—	291	361	652	(8)	40
Grove City	FL	4/1/2008	(j	)	(l)	607	263	—	607	263	870	(5)	40
Gulfport *	MS	4/1/2008	(g	)	(l)	169	—	—	169	—	169	—	40
Hadden Twnship	NJ	4/1/2008	(d	)	(l)	2,315	9,671	—	2,315	9,671	11,986	(163)	40
Haddonfield	NJ	4/1/2008	(j	)	(l)	124	301	—	124	301	425	(6)	40
Hallandale	FL	4/1/2008	(b	)	(l)	1,150	3,328	76	1,150	3,404	4,554	(77)	40
Hamilton Square	NJ	4/1/2008	(i	)	(l)	1,733	212	—	1,733	212	1,945	(4)	40
Hammonton	NJ	4/1/2008	(e	)	(l)	569	712	—	569	712	1,281	(14)	40
Hampton	VA	4/1/2008	(e	)	(l)	513	568	—	513	568	1,081	(10)	40
Hampton	VA	4/1/2008	(b	)	(l)	1,479	2,246	39	1,479	2,285	3,764	(38)	40
Hanford	CA	4/1/2008	(e	)	(l)	2,710	7,997	—	2,710	7,997	10,707	(97)	40

 Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Hapeville	GA	4/1/2008	1,818		(l)	607	1,592	—	607	1,592	2,199	(30)	40
Hapeville	GA	4/1/2008	—		(l)	78	585	—	78	585	663	(11)	40
Harriman	TN	4/1/2008	—		(l)	54	968	—	54	968	1,022	(20)	40
Harrisburg	NC	4/1/2008	(g	)	(l)	571	513	—	571	513	1,084	(10)	40
Harrisinburg	VA	4/1/2008	(d	)	(l)	521	840	97	521	937	1,458	(16)	40
Harrisonburg	VA	4/1/2008	(g	)	(l)	359	750	—	359	750	1,109	(14)	40
Harrisonburg	VA	4/1/2008	(g	)	(l)	593	625	—	593	625	1,218	(12)	40
Havelock	NC	4/1/2008	(g	)	(l)	94	203	—	94	203	297	(4)	40
Havelock	NC	4/1/2008	—		(l)	212	401	—	212	401	613	(8)	40
Healdsburg	CA	4/1/2008	(e	)	(l)	1,117	931	—	1,117	931	2,048	(16)	40
Helmet	CA	4/1/2008	(e	)	(l)	793	1,364	—	793	1,364	2,157	(25)	40
Henderson	NC	4/1/2008	(c	)	(l)	333	1,272	—	333	1,272	1,605	(17)	40
Henderson	NC	4/1/2008	(c	)	(l)	636	757	—	636	757	1,393	(12)	40
Hendersonville	NC	4/1/2008	(d	)	(l)	875	1,121	—	875	1,121	1,996	(20)	40
Hialeah	FL	4/1/2008	(b	)	(l)	1,019	582	—	1,019	582	1,601	(11)	40
Hialeah	FL	4/1/2008	—		(l)	801	436	30	801	466	1,267	(8)	40
HIckory	NC	4/1/2008	626		(l)	637	538	—	637	538	1,175	(10)	40
Hickory	NC	4/1/2008	(g	)	(l)	742	570	—	742	570	1,312	(11)	40
Hickory *	NC	4/1/2008	—		(l)	163	—	—	163	—	163	—	40
High Point	NC	4/1/2008	(c	)	(l)	636	413	—	636	413	1,049	(7)	40
High Point	NC	4/1/2008	(c	)	(l)	723	562	—	723	562	1,285	(10)	40
High Point	NC	4/1/2008	—		(l)	305	433	—	305	433	738	(8)	40
Highland Park	NJ	4/1/2008	438		(l)	885	406	—	885	406	1,291	(8)	40
Highland Sprngs	VA	4/1/2008	(g	)	(l)	136	453	—	136	453	589	(8)	40
Hightstown	NJ	4/1/2008	(g	)	(l)	1,056	575	—	1,056	575	1,631	(11)	40
Hillsboro	TX	4/1/2008	758		(l)	293	1,281	—	293	1,281	1,574	(24)	40
Hillsborough	NC	4/1/2008	(c	)	(l)	52	156	—	52	156	208	(28)	40
Hilton Head	SC	4/1/2008	(e	)	(l)	448	496	—	448	496	944	(10)	40
Hilton Head	SC	4/1/2008	1,970		(l)	890	1,623	—	890	1,623	2,513	(31)	40
Hilton Head	SC	4/1/2008	2,885		(l)	190	4,046	—	190	4,046	4,236	(79)	40
Hinsdale	IL	4/1/2008	(g	)	(l)	521	4,918	—	521	4,918	5,439	(92)	40
Holiday	FL	4/1/2008	(j	)	(l)	1,964	610	—	1,964	610	2,574	(12)	40
Holly Hill	FL	4/1/2008	(k	)	(l)	885	109	—	885	109	994	(2)	40
Hollywood	FL	4/1/2008	(d	)	(l)	335	296	—	335	296	631	(6)	40
Homestead	FL	4/1/2008	(e	)	(l)	1,969	1,381	—	1,969	1,381	3,350	(23)	40
Horsham	PA	4/1/2008	(e	)	(l)	2,322	7,071	—	2,322	7,071	9,393	(136)	40
Horton	AL	4/1/2008	—		(l)	28	88	—	28	88	116	(2)	40
Hot Springs	AR	4/1/2008	—		(l)	366	3,416	—	366	3,416	3,782	(72)	40

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Houma	LA	4/1/2008	—		(l)	25	222	41	25	263	288	(4)	40
Houston	TX	4/1/2008	(e	)	(l)	322	233	—	322	233	555	(4)	40
Houston	TX	4/1/2008	(b	)	(l)	867	5,880	—	867	5,880	6,747	(126)	40
Houston	TX	4/1/2008	(f	)	(l)	876	2,629	—	876	2,629	3,505	(48)	40
Houston	TX	4/1/2008	(f	)	(l)	2,370	2,357	—	2,370	2,357	4,727	(41)	40
Houston	TX	4/1/2008	(f	)	(l)	710	1,038	—	710	1,038	1,748	(20)	40
Houston	TX	4/1/2008	(f	)	(l)	838	2,505	—	838	2,505	3,343	(44)	40
Houston	TX	4/1/2008	(f	)	(l)	1,054	3,140	—	1,054	3,140	4,194	(61)	40
Houston	TX	4/1/2008	(f	)	(l)	502	1,557	—	502	1,557	2,059	(30)	40
Houston	TX	4/1/2008	(f	)	(l)	578	1,721	—	578	1,721	2,299	(33)	40
Houston	TX	4/1/2008	(f	)	(l)	531	1,232	—	531	1,232	1,763	(21)	40
Houston	TX	4/1/2008	(f	)	(l)	232	169	—	232	169	401	(3)	40
Houston	TX	4/1/2008	—		(l)	293	806	—	293	806	1,099	(15)	40
Hudson	FL	4/1/2008	(h	)	(l)	926	403	—	926	403	1,329	(8)	40
Humble	TX	4/1/2008	(f	)	(l)	1,286	1,296	—	1,286	1,296	2,582	(24)	40
Huntersville	NC	4/1/2008	(g	)	(l)	1,087	1,036	—	1,087	1,036	2,123	(20)	40
Huntsville	AL	4/1/2008	—		(l)	674	1,237	—	674	1,237	1,911	(21)	40
Independence	KS	4/1/2008	(b	)	(l)	43	505	—	43	505	548	(10)	40
Independence	MO	4/1/2008	(e	)	(l)	650	1,049	—	650	1,049	1,699	(19)	40
Independence	MO	4/1/2008	(b	)	(l)	113	976	122	113	1,098	1,211	(18)	40
Indianola	IA	4/1/2008	—		(l)	88	578	—	88	578	666	(11)	40
Inglewood	CA	4/1/2008	(b	)	(l)	1,315	1,715	—	1,315	1,715	3,030	(32)	40
Irmo	SC	4/1/2008	(i	)	(l)	561	592	—	561	592	1,153	(12)	40
Irvington	NJ	4/1/2008	(g	)	(l)	665	738	—	665	738	1,403	(14)	40
Jacksonville	FL	4/1/2008	(b	)	(l)	2,326	34,049	4	2,326	34,053	36,379	(629)	40
Jacksonville	FL	4/1/2008	(b	)	(l)	1,230	15,375	(17)	1,230	15,358	16,588	(284)	40
Jacksonville	FL	4/1/2008	(b	)	(l)	1,165	14,483	—	1,165	14,483	15,648	(267)	40
Jacksonville	FL	4/1/2008	(b	)	(l)	1,564	22,238	219	1,564	22,457	24,021	(411)	40
Jacksonville	FL	4/1/2008	(b	)	(l)	1,123	14,908	—	1,123	14,908	16,031	(275)	40
Jacksonville	FL	4/1/2008	(b	)	(l)	2,366	37,722	—	2,366	37,722	40,088	(696)	40
Jacksonville	FL	4/1/2008	(b	)	(l)	1,069	13,369	21	1,069	13,390	14,459	(251)	40
Jacksonville	FL	4/1/2008	(b	)	(l)	504	2,592	—	504	2,592	3,096	(47)	40
Jacksonville	FL	4/1/2008	(b	)	(l)	4	680	—	4	680	684	(13)	40
Jacksonville	FL	4/1/2008	(b	)	(l)	856	2,215	—	856	2,215	3,071	(41)	40
Jacksonville	FL	4/1/2008	(b	)	(l)	287	666	—	287	666	953	(12)	40
Jacksonville	FL	4/1/2008	(g	)	(l)	2,481	11,429	—	2,481	11,429	13,910	(216)	40
Jacksonville	FL	4/1/2008	2,495		(l)	2,112	5,030	—	2,112	5,030	7,142	(89)	40
Jacksonville	FL	4/1/2008	(g	)	(l)	1,342	680	—	1,342	680	2,022	(13)	40

 Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Jacksonville	FL	4/1/2008	595		(l)	545	665	—	545	665	1,210	(12)	40
Jacksonville	FL	4/1/2008	(g	)	(l)	1,356	2,819	—	1,356	2,819	4,175	(53)	40
Jacksonville	FL	4/1/2008	1,850		(l)	1,872	3,616	—	1,872	3,616	5,488	(63)	40
Jacksonville	FL	4/1/2008	(i	)	(l)	715	304	—	715	304	1,019	(6)	40
Jacksonville	FL	4/1/2008	—		(l)	160	439	—	160	439	599	(8)	40
Jamaica	NY	4/1/2008	(e	)	(l)	3,669	3,102	—	3,669	3,102	6,771	(43)	40
Jefferson	GA	4/1/2008	—		(l)	146	605	—	146	605	751	(11)	40
Jefferson	NC	4/1/2008	(g	)	(l)	215	778	—	215	778	993	(15)	40
Jefferson	OH	4/1/2008	(g	)	(l)	480	1,623	—	480	1,623	2,103	(31)	40
Jenkintown	PA	4/1/2008	14,312		(l)	4,544	12,722	—	4,544	12,722	17,266	(179)	40
Kalamazoo	MI	4/1/2008	(g	)	(l)	399	2,723	5	399	2,728	3,127	(56)	40
Kannapolis	NC	4/1/2008	(g	)	(l)	641	478	—	641	478	1,119	(9)	40
Kansas City	MO	4/1/2008	—		(l)	4,039	29,921	—	4,039	29,921	33,960	(736)	40
Kansas City	MO	4/1/2008	(e	)	(l)	960	928	98	960	1,026	1,986	(17)	40
Kenansville	NC	4/1/2008	(c	)	(l)	428	479	—	428	479	907	(9)	40
Kendall Park	NJ	4/1/2008	(g	)	(l)	845	371	—	845	371	1,216	(7)	40
Kenilworth	NJ	4/1/2008	430		(l)	1,055	667	—	1,055	667	1,722	(12)	40
Kennett Square	PA	4/1/2008	(g	)	(l)	832	1,962	—	832	1,962	2,794	(37)	40
Kennewick	WA	4/1/2008	(e	)	(l)	495	443	50	495	493	988	(5)	40
Kent	OH	4/1/2008	(g	)	(l)	136	100	—	136	100	236	(2)	40
Kilgore	TX	4/1/2008	—		(l)	206	400	—	206	400	606	(7)	40
King	NC	4/1/2008	522		(l)	674	748	—	674	748	1,422	(13)	40
Kinston	NC	4/1/2008	—		(l)	196	152	—	196	152	348	(3)	40
Kinston	NC	4/1/2008	(c	)	(l)	1,107	2,131	—	1,107	2,131	3,238	(36)	40
Knightdale	NC	4/1/2008	(g	)	(l)	272	152	—	272	152	424	(3)	40
Lake Hiawatha	NJ	4/1/2008	(g	)	(l)	524	350	—	524	350	874	(7)	40
Lake Mary	FL	4/1/2008	(g	)	(l)	975	1,271	—	975	1,271	2,246	(24)	40
Lakeland	FL	4/1/2008	498		(l)	613	385	—	613	385	998	(7)	40
Lakeland	FL	4/1/2008	(d	)	(l)	573	1,659	19	573	1,678	2,251	(30)	40
Lakeport	CA	4/1/2008	(i	)	(l)	763	3,465	—	763	3,465	4,228	(64)	40
Lakewood	NJ	4/1/2008	(e	)	(l)	1,117	930	—	1,117	930	2,047	(16)	40
Lancaster	PA	4/1/2008	(d	)	(l)	1,279	7,415	26	1,279	7,441	8,720	(130)	40
Landing	NJ	4/1/2008	(g	)	(l)	937	589	—	937	589	1,526	(11)	40
Lansing	MI	4/1/2008	(g	)	(l)	36	701	—	36	701	737	(13)	40
Lantana	FL	4/1/2008	1,006		(l)	1,478	824	—	1,478	824	2,302	(15)	40
LaPorte	IN	4/1/2008	—		(l)	99	392	—	99	392	491	(8)	40
Largo	FL	4/1/2008	(g	)	(l)	624	240	—	624	240	864	(5)	40
Largo	FL	4/1/2008	(i	)	(l)	1,021	922	—	1,021	922	1,943	(18)	40

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Las Cruces	NM	4/1/2008	(e	)	(l)	133	554	—	133	554	687	(10)	40
Las Vegas	NV	4/1/2008	(e	)	(l)	6,800	6,610	—	6,800	6,610	13,410	(139)	40
Lawrenceville	GA	4/1/2008	(g	)	(l)	1,108	860	—	1,108	860	1,968	(16)	40
Lawrenceville	NJ	4/1/2008	(g	)	(l)	1,576	721	—	1,576	721	2,297	(13)	40
Lebanon	PA	4/1/2008	(g	)	(l)	301	1,223	44	301	1,267	1,568	(19)	40
Lebanon	TN	4/1/2008	(e	)	(l)	65	177	—	65	177	242	(3)	40
Leesburg	VA	4/1/2008	(g	)	(l)	3,173	1,173	—	3,173	1,173	4,346	(22)	40
Lemnoir	NC	4/1/2008	—		(l)	288	298	—	288	298	586	(6)	40
Lemoore	CA	4/1/2008	(e	)	(l)	897	1,119	29	897	1,148	2,045	(19)	40
Levittown	NY	4/1/2008	(e	)	(l)	315	940	—	315	940	1,255	(136)	40
Lexington	MO	4/1/2008	(b	)	(l)	5	163	—	5	163	168	(3)	40
Lexington	NC	4/1/2008	(g	)	(l)	476	3,792	—	476	3,792	4,268	(72)	40
Lexington	TN	4/1/2008	—		(l)	145	869	—	145	869	1,014	(16)	40
LighthousePoint	FL	4/1/2008	(b	)	(l)	715	1,391	19	715	1,410	2,125	(27)	40
Lilburn	GA	4/1/2008	(k	)	(l)	756	407	—	756	407	1,163	(8)	40
Lincoln	IL	4/1/2008	—		(l)	60	482	—	60	482	542	(9)	40
Lincolnton	NC	4/1/2008	(c	)	(l)	395	402	—	395	402	797	(8)	40
Lincolnton	NC	4/1/2008	(g	)	(l)	53	1,509	—	53	1,509	1,562	(28)	40
Linden	NJ	4/1/2008	(e	)	(l)	617	1,838	—	617	1,838	2,455	(36)	40
Linden	NJ	4/1/2008	(g	)	(l)	1,363	1,040	—	1,363	1,040	2,403	(20)	40
Linden	NJ	4/1/2008	(g	)	(l)	1,518	1,471	—	1,518	1,471	2,989	(27)	40
Live Oak	FL	4/1/2008	(e	)	(l)	184	631	—	184	631	815	(12)	40
Livermore	CA	4/1/2008	(e	)	(l)	1,239	1,638	—	1,239	1,638	2,877	(30)	40
London	KY	4/1/2008	—		(l)	438	1,369	—	438	1,369	1,807	(26)	40
Long Beach	CA	4/1/2008	(b	)	(l)	979	713	19	979	732	1,711	(13)	40
Long Beach	CA	4/1/2008	(b	)	(l)	1,261	3,061	—	1,261	3,061	4,322	(57)	40
Long Beach	CA	4/1/2008	(b	)	(l)	1,912	1,572	—	1,912	1,572	3,484	(27)	40
Longview	TX	4/1/2008	—		(l)	—	1,197	—	—	1,197	1,197	(22)	40
Los Angeles	CA	4/1/2008	(e	)	(l)	2,421	12,418	—	2,421	12,418	14,839	(158)	40
Los Angeles	CA	4/1/2008	(e	)	(l)	1,987	3,477	—	1,987	3,477	5,464	(54)	40
Los Angeles	CA	4/1/2008	(b	)	(l)	886	928	—	886	928	1,814	(17)	40
Los Angeles	CA	4/1/2008	(b	)	(l)	525	799	—	525	799	1,324	(15)	40
Lutcher	LA	4/1/2008	—		(l)	44	232	—	44	232	276	(4)	40
Lutz	FL	4/1/2008	(h	)	(l)	1,142	660	—	1,142	660	1,802	(13)	40
Lynden	WA	4/1/2008	(e	)	(l)	29	62	—	29	62	91	(1)	40
Lynwood	CA	4/1/2008	(b	)	(l)	636	950	44	636	994	1,630	(19)	40
Mabletown	GA	4/1/2008	(g	)	(l)	910	2,948	—	910	2,948	3,858	(56)	40
Macon	GA	4/1/2008	1,456		(l)	381	2,263	—	381	2,263	2,644	(43)	40

 Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Madison	FL	4/1/2008	(d	)	(l)	61	449	—	61	449	510	(8)	40
Madison Heights	VA	4/1/2008	—		(l)	190	200	—	190	200	390	(4)	40
Malden	MA	4/1/2008	(e	)	(l)	9,500	25,943	1	9,500	25,944	35,444	(455)	40
Manakin-Sabot	VA	4/1/2008	(k	)	(l)	612	93	—	612	93	705	(2)	40
Manasquan	NJ	4/1/2008	—		(l)	836	638	—	836	638	1,474	(12)	40
Maplewood	NJ	4/1/2008	(e	)	(l)	207	990	—	207	990	1,197	(17)	40
Marco Island	FL	4/1/2008	(h	)	(l)	1,185	307	—	1,185	307	1,492	(6)	40
Marianna	FL	4/1/2008	—		(l)	99	546	—	99	546	645	(10)	40
Marietta	GA	4/1/2008	(g	)	(l)	746	445	—	746	445	1,191	(8)	40
Marietta	GA	4/1/2008	(g	)	(l)	1,147	713	—	1,147	713	1,860	(13)	40
Marietta	GA	4/1/2008	—		(l)	681	517	—	681	517	1,198	(10)	40
Marietta	GA	4/1/2008	(i	)	(l)	668	319	—	668	319	987	(6)	40
Marion	NC	4/1/2008	801		(l)	884	746	—	884	746	1,630	(14)	40
Marion	NC	4/1/2008	(c	)	(l)	707	1,421	—	707	1,421	2,128	(26)	40
Martinez	GA	4/1/2008	(g	)	(l)	1,156	1,363	—	1,156	1,363	2,519	(26)	40
Mason	OH	4/1/2008	(g	)	(l)	328	223	—	328	223	551	(4)	40
Media	PA	4/1/2008	(d	)	(l)	303	904	—	303	904	1,207	(80)	40
Medina	OH	4/1/2008	(g	)	(l)	253	972	—	253	972	1,225	(18)	40
Melbourne	FL	4/1/2008	(g	)	(l)	620	420	—	620	420	1,040	(8)	40
Mentor	OH	4/1/2008	(g	)	(l)	520	641	—	520	641	1,161	(12)	40
Mentor	OH	4/1/2008	(g	)	(l)	1,396	439	—	1,396	439	1,835	(8)	40
Merced	CA	4/1/2008	(g	)	(l)	866	2,208	—	866	2,208	3,074	(41)	40
Merrick	NY	4/1/2008	(e	)	(l)	114	1,120	41	114	1,161	1,275	(21)	40
Mesa	AZ	4/1/2008	(b	)	(l)	1,091	1,919	149	1,091	2,068	3,159	(35)	40
Miami	FL	4/1/2008	(e	)	(l)	50	1,001	38	50	1,039	1,089	(19)	40
Miami	FL	4/1/2008	(e	)	(l)	1,219	1,023	3	1,219	1,026	2,245	(19)	40
Miami Lakes	FL	4/1/2008	(b	)	(l)	7,632	13,420	—	7,632	13,420	21,052	(242)	40
Midland	NC	4/1/2008	(g	)	(l)	302	343	—	302	343	645	(6)	40
Midlothian	VA	4/1/2008	(g	)	(l)	964	853	—	964	853	1,817	(16)	40
Milford	OH	4/1/2008	(g	)	(l)	253	981	—	253	981	1,234	(19)	40
Millburn	NJ	4/1/2008	876		(l)	1,277	1,121	—	1,277	1,121	2,398	(21)	40
Mission	TX	4/1/2008	(b	)	(l)	402	1,339	—	402	1,339	1,741	(25)	40
Mission Hills	CA	4/1/2008	(b	)	(l)	1,566	1,198	—	1,566	1,198	2,764	(22)	40
Monroe	NC	4/1/2008	(c	)	(l)	987	960	—	987	960	1,947	(18)	40
Monticello	IA	4/1/2008	—		(l)	63	332	—	63	332	395	(6)	40
Montrose	CA	4/1/2008	(e	)	(l)	1,332	1,077	—	1,332	1,077	2,409	(19)	40
Mooresville	NC	4/1/2008	(c	)	(l)	597	1,463	—	597	1,463	2,060	(26)	40
Moosic	PA	4/1/2008	(g	)	(l)	307	235	—	307	235	542	(4)	40

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Morehead City	NC	4/1/2008	(g	)	(l)	248	442	—	248	442	690	(8)	40
Morganton	NC	4/1/2008	1,756		(l)	920	2,995	—	920	2,995	3,915	(56)	40
Morristown	NJ	4/1/2008	(d	)	(l)	11,343	13,018	—	11,343	13,018	24,361	(180)	40
Mount Olive	NC	4/1/2008	(c	)	(l)	548	495	—	548	495	1,043	(9)	40
Mountain Home	AR	4/1/2008	(e	)	(l)	231	513	—	231	513	744	(11)	40
Munford	TN	4/1/2008	—		(l)	147	565	—	147	565	712	(10)	40
Murfreesboro	TN	4/1/2008	(b	)	(l)	231	1,345	38	231	1,383	1,614	(25)	40
Muskogee	OK	4/1/2008	(b	)	(l)	162	1,905	—	162	1,905	2,067	(35)	40
N. Little Rock	AR	4/1/2008	(j	)	(l)	321	455	—	321	455	776	(9)	40
Nacogdoches	TX	4/1/2008	—		(l)	274	834	—	274	834	1,108	(15)	40
Nacogdoches	TX	4/1/2008	—		(l)	139	289	—	139	289	428	(5)	40
Naples	FL	4/1/2008	—		(l)	43	20	—	43	20	63	—	40
Nashua	NH	4/1/2008	(e	)	(l)	487	1,118	6	487	1,124	1,611	(21)	40
Nashville	TN	4/1/2008	(g	)	(l)	180	405	—	180	405	585	(8)	40
Nassau Bay	FL	4/1/2008	2,227		(l)	2,174	3,530	—	2,174	3,530	5,704	(67)	40
Nederland	TX	4/1/2008	(e	)	(l)	244	289	—	244	289	533	(6)	40
New Bern	NC	4/1/2008	(g	)	(l)	342	1,065	—	342	1,065	1,407	(20)	40
New Bern	NC	4/1/2008	(c	)	(l)	550	282	—	550	282	832	(5)	40
New Port Richey	FL	4/1/2008	(e	)	(l)	376	430	38	376	468	844	(8)	40
New Port Richey	FL	4/1/2008	492		(l)	690	251	—	690	251	941	(3)	40
New Smyrna Bch	FL	4/1/2008	—		(l)	711	626	—	711	626	1,337	(11)	40
New Smyrna Beac	FL	4/1/2008	(i	)	(l)	717	376	—	717	376	1,093	(7)	40
Newark	DE	4/1/2008	(e	)	(l)	1,343	10,402	—	1,343	10,402	11,745	(195)	40
Newnan	NC	4/1/2008	(g	)	(l)	402	5,323	—	402	5,323	5,725	(101)	40
Newport Beach	CA	4/1/2008	(b	)	(l)	1,435	1,689	—	1,435	1,689	3,124	(31)	40
Newton	NC	4/1/2008	(g	)	(l)	234	1,452	—	234	1,452	1,686	(28)	40
Norcross	GA	4/1/2008	(g	)	(l)	1,019	1,796	—	1,019	1,796	2,815	(34)	40
Norcross	GA	4/1/2008	(g	)	(l)	1,294	2,048	—	1,294	2,048	3,342	(39)	40
Norcross	GA	4/1/2008	(g	)	(l)	612	865	—	612	865	1,477	(16)	40
Norcross	GA	4/1/2008	—		(l)	427	1,138	—	427	1,138	1,565	(20)	40
Norfolk	VA	4/1/2008	(a	)	(l)	3,131	15,749	195	3,131	15,944	19,075	(296)	40
Norfolk	VA	4/1/2008	(a	)	(l)	1,307	8,022	—	1,307	8,022	9,329	(163)	40
Norfolk *	VA	4/1/2008	(a	)	(l)	472	—	—	472	—	472	—	40
Norristown	PA	4/1/2008	—		(l)	259	1,079	77	259	1,156	1,415	(54)	40
North Brunswick	NJ	4/1/2008	—		(l)	326	1,803	69	326	1,872	2,198	(34)	40
North Brunswick	NJ	4/1/2008	—		(l)	3,551	19,993	277	3,551	20,270	23,821	(361)	40
North Hollywood	CA	4/1/2008	(b	)	(l)	1,597	1,920	—	1,597	1,920	3,517	(36)	40
North Kansas City	MO	4/1/2008	(b	)	(l)	626	1,974	56	626	2,030	2,656	(36)	40

 Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
North Kingstown	RI	4/1/2008	(e	)	(l)	252	1,549	—	252	1,549	1,801	(28)	40
North Port	FL	4/1/2008	(g	)	(l)	2,343	1,384	—	2,343	1,384	3,727	(26)	40
North Wilkesboro	NC	4/1/2008	(g	)	(l)	1,708	5,173	—	1,708	5,173	6,881	(98)	40
North Wilkesboro	NC	4/1/2008	—		(l)	422	326	—	422	326	748	(6)	40
Ocala	FL	4/1/2008	(b	)	(l)	211	1,532	2	211	1,534	1,745	(28)	40
Ocala	FL	4/1/2008	(j	)	(l)	611	435	—	611	435	1,046	(8)	40
Ocean City	NJ	4/1/2008	—		(l)	776	334	—	776	334	1,110	(4)	40
Ontario	CA	4/1/2008	(e	)	(l)	293	1,454	—	293	1,454	1,747	(25)	40
Ontario	CA	4/1/2008	(b	)	(l)	2,920	7,380	—	2,920	7,380	10,300	(128)	40
Orange	VA	4/1/2008	(e	)	(l)	189	2,803	—	189	2,803	2,992	(34)	40
Orange City	FL	4/1/2008	(h	)	(l)	1,067	458	—	1,067	458	1,525	(9)	40
Orangevale	CA	4/1/2008	(e	)	(l)	535	442	—	535	442	977	(8)	40
Orlando	FL	4/1/2008	(g	)	(l)	1,878	705	—	1,878	705	2,583	(13)	40
Orlando	FL	4/1/2008	—		(l)	243	666	—	243	666	909	(12)	40
Ormond Beach	FL	4/1/2008	(g	)	(l)	510	818	—	510	818	1,328	(20)	40
Oroville	CA	4/1/2008	(e	)	(l)	290	411	—	290	411	701	(7)	40
Overland Park	KS	4/1/2008	(b	)	(l)	326	1,644	99	326	1,743	2,069	(28)	40
Palatka	FL	4/1/2008	2,912		(l)	1,178	3,484	—	1,178	3,484	4,662	(66)	40
Palm Coast	FL	4/1/2008	(h	)	(l)	837	746	—	837	746	1,583	(15)	40
Palmdale	CA	4/1/2008	(b	)	(l)	948	742	—	948	742	1,690	(14)	40
Paris	TN	4/1/2008	—		(l)	464	964	—	464	964	1,428	(17)	40
Paris	TX	4/1/2008	1,074		(l)	1,299	810	—	1,299	810	2,109	(15)	40
Paso Robles	CA	4/1/2008	(g	)	(l)	1,464	1,213	—	1,464	1,213	2,677	(23)	40
Paso Robles	CA	4/1/2008	(g	)	(l)	1,482	3,868	—	1,482	3,868	5,350	(73)	40
Peachtree City	GA	4/1/2008	(e	)	(l)	773	2,728	—	773	2,728	3,501	(49)	40
Pembroke Pines	FL	4/1/2008	1,413		(l)	1,418	1,120	—	1,418	1,120	2,538	(21)	40
Pembroke Pines	FL	4/1/2008	—		(l)	3,326	1,459	61	3,326	1,520	4,846	(29)	40
Pennington	NJ	4/1/2008	(g	)	(l)	783	602	—	783	602	1,385	(11)	40
Pennsauken	NJ	4/1/2008	(e	)	(l)	3,673	5,580	—	3,673	5,580	9,253	(78)	40
Pensacola	FL	4/1/2008	(g	)	(l)	13	32	—	13	32	45	(1)	40
Pensacola	FL	4/1/2008	(b	)	(l)	158	1,389	—	158	1,389	1,547	(26)	40
Pensacola	FL	4/1/2008	(k	)	(l)	420	545	—	420	545	965	(10)	40
Pensacola	FL	4/1/2008	(d	)	(l)	693	2,387	—	693	2,387	3,080	(52)	40
Peoria	IL	4/1/2008	(g	)	(l)	162	4,411	37	162	4,448	4,610	(105)	40
Pepper Pike	OH	4/1/2008	(g	)	(l)	1,013	792	—	1,013	792	1,805	(15)	40
Petersburg	VA	4/1/2008	—		(l)	17	116	—	17	116	133	(2)	40
Philadelphia	PA	4/1/2008	(e	)	(l)	366	1,090	—	366	1,090	1,456	(21)	40
Philadelphia	PA	4/1/2008	(g	)	(l)	791	647	—	791	647	1,438	(12)	40

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Philadelphia	PA	4/1/2008	40,698		(l)	8,879	30,479	461	8,879	30,940	39,819	(401)	40
Philadelphia	PA	4/1/2008	(g	)	(l)	272	810	88	272	898	1,170	(18)	40
Philadelphia	PA	4/1/2008	(d	)	(l)	13,024	46,573	66	13,024	46,639	59,663	(831)	40
Phoenix	AZ	4/1/2008	(b	)	(l)	162	215	—	162	215	377	(4)	40
Phoenix	AZ	4/1/2008	(b	)	(l)	—	9,746	—	—	9,746	9,746	(178)	40
Phoenix	AZ	4/1/2008	(b	)	(l)	—	30,097	—	—	30,097	30,097	(551)	40
Phoenix	AZ	4/1/2008	(b	)	(l)	—	10,301	—	—	10,301	10,301	(189)	40
Phoenix	AZ	4/1/2008	(b	)	(l)	—	9,689	—	—	9,689	9,689	(177)	40
Phoenix	AZ	4/1/2008	(b	)	(l)	—	24,577	—	—	24,577	24,577	(455)	40
Pine Bluff	AR	4/1/2008	(g	)	(l)	22	90	—	22	90	112	(2)	40
Pinehurst	NC	4/1/2008	(c	)	(l)	583	729	—	583	729	1,312	(13)	40
Pinellas Park	FL	4/1/2008	(g	)	(l)	1,039	319	—	1,039	319	1,358	(6)	40
Placerville	CA	4/1/2008	(h	)	(l)	235	1,047	—	235	1,047	1,282	(20)	40
Plantation	FL	4/1/2008	(e	)	(l)	3,150	3,577	17	3,150	3,594	6,744	(55)	40
Plantation	FL	4/1/2008	(e	)	(l)	333	428	—	333	428	761	(8)	40
Plantation	FL	4/1/2008	(g	)	(l)	1,931	865	—	1,931	865	2,796	(16)	40
Plantation	FL	4/1/2008	(k	)	(l)	873	645	—	873	645	1,518	(13)	40
Pleasant Garden	NC	4/1/2008	(c	)	(l)	607	471	—	607	471	1,078	(8)	40
Pleasanton	CA	4/1/2008	(e	)	(l)	1,820	1,149	—	1,820	1,149	2,969	(22)	40
Plymouth	NC	4/1/2008	(g	)	(l)	98	907	—	98	907	1,005	(17)	40
Point Pleasant	NJ	4/1/2008	(g	)	(l)	936	580	—	936	580	1,516	(11)	40
Pomona	CA	4/1/2008	(b	)	(l)	1,937	2,370	—	1,937	2,370	4,307	(44)	40
Port Charlotte	FL	4/1/2008	(e	)	(l)	108	222	—	108	222	330	(4)	40
Port Charlotte	FL	4/1/2008	(b	)	(l)	522	715	10	522	725	1,247	(14)	40
Port Charlotte	FL	4/1/2008	(h	)	(l)	686	151	—	686	151	837	(3)	40
Port St. Lucie	FL	4/1/2008	(g	)	(l)	847	4,425	—	847	4,425	5,272	(83)	40
Port Townsend	WA	4/1/2008	(e	)	(l)	50	263	—	50	263	313	(5)	40
Porterville	CA	4/1/2008	(e	)	(l)	420	812	—	420	812	1,232	(15)	40
Portland	OR	4/1/2008	(e	)	(l)	26	36	—	26	36	62	(1)	40
Portsmouth	NH	4/1/2008	(e	)	(l)	3,991	4,134	—	3,991	4,134	8,125	(56)	40
Pottstown	PA	4/1/2008	(g	)	(l)	418	1,115	—	418	1,115	1,533	(19)	40
Providence	RI	4/1/2008	(e	)	(l)	2,940	13,867	—	2,940	13,867	16,807	(255)	40
Providence	RI	4/1/2008	43,500		(l)	—	39,493	127	—	39,620	39,620	(746)	40
Quincy	WA	4/1/2008	(e	)	(l)	199	460	—	199	460	659	(10)	40
Raleigh	NC	4/1/2008	(c	)	(l)	975	624	—	975	624	1,599	(12)	40
Raleigh	NC	4/1/2008	(c	)	(l)	654	493	—	654	493	1,147	(9)	40
Raleigh	NC	4/1/2008	(c	)	(l)	628	436	—	628	436	1,064	(8)	40
Raleigh	NC	4/1/2008	(c	)	(l)	961	1,370	—	961	1,370	2,331	(25)	40

 Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Raleigh	NC	4/1/2008	1,332		(l)	1,156	981	—	1,156	981	2,137	(19)	40
Raleigh	NC	4/1/2008	(k	)	(l)	584	522	—	584	522	1,106	(10)	40
Raleigh	NC	4/1/2008	(d	)	(l)	9,215	47,996	—	9,215	47,996	57,211	(850)	40
Red Bank	NJ	4/1/2008	(d	)	(l)	7,994	14,219	—	7,994	14,219	22,213	(167)	40
Red Bluff	CA	4/1/2008	(b	)	(l)	511	983	—	511	983	1,494	(22)	40
Redding	CA	4/1/2008	(e	)	(l)	460	624	—	460	624	1,084	(11)	40
Redding	CA	4/1/2008	(b	)	(l)	817	1,784	—	817	1,784	2,601	(33)	40
Redmond	OR	4/1/2008	(e	)	(l)	126	253	—	126	253	379	(6)	40
Reedley	CA	4/1/2008	(e	)	(l)	1,881	3,434	61	1,881	3,495	5,376	(61)	40
Reidsville	NC	4/1/2008	(c	)	(l)	870	640	—	870	640	1,510	(11)	40
Reno	NV	4/1/2008	1,499		(l)	824	1,200	—	824	1,200	2,024	(21)	40
Reseda	CA	4/1/2008	(e	)	(l)	1,544	2,458	—	1,544	2,458	4,002	(41)	40
Richland	MO	4/1/2008	(b	)	(l)	285	715	—	285	715	1,000	(16)	40
Richland	WA	4/1/2008	(b	)	(l)	948	1,948	—	948	1,948	2,896	(35)	40
Richlands	NC	4/1/2008	—		(l)	316	334	—	316	334	650	(6)	40
Richmond	VA	4/1/2008	(e	)	(l)	2,884	8,119	—	2,884	8,119	11,003	(97)	40
Richmond	VA	4/1/2008	(a	)	(l)	2,826	14,817	555	2,826	15,372	18,198	(297)	40
Richmond	VA	4/1/2008	(a	)	(l)	3,029	25,959	—	3,029	25,959	28,988	(485)	40
Richmond *	VA	4/1/2008	(a	)	(l)	430	—	—	430	—	430	—	40
Richmond	VA	4/1/2008	(g	)	(l)	524	585	—	524	585	1,109	(11)	40
Richmond	VA	4/1/2008	(g	)	(l)	878	308	—	878	308	1,186	(6)	40
Richmond	VA	4/1/2008	(j	)	(l)	748	251	—	748	251	999	(5)	40
Ridgecrest	CA	4/1/2008	(e	)	(l)	2,280	4,840	—	2,280	4,840	7,120	(68)	40
Riverside	CA	4/1/2008	(b	)	(l)	2,739	6,404	—	2,739	6,404	9,143	(110)	40
Roanoke	VA	4/1/2008	(d	)	(l)	4,625	65,923	—	4,625	65,923	70,548	(1,116)	40
Robinson	IL	4/1/2008	—		(l)	176	540	—	176	540	716	(9)	40
Rochester	NY	4/1/2008	—		(l)	42	892	—	42	892	934	(21)	40
Rock Creek	OH	4/1/2008	(g	)	(l)	24	172	—	24	172	196	(3)	40
Rock Hill	SC	4/1/2008	(e	)	(l)	2,654	6,350	—	2,654	6,350	9,004	(81)	40
Rock Hill	SC	4/1/2008	(g	)	(l)	846	820	—	846	820	1,666	(16)	40
Rockingham	NC	4/1/2008	(g	)	(l)	65	922	—	65	922	987	(17)	40
Rockledge	FL	4/1/2008	596		(l)	842	472	—	842	472	1,314	(9)	40
Rocky Mount	NC	4/1/2008	(g	)	(l)	421	2,479	—	421	2,479	2,900	(47)	40
Rolla	MO	4/1/2008	(b	)	(l)	26	128	—	26	128	154	(3)	40
Rome	GA	4/1/2008	(g	)	(l)	213	224	—	213	224	437	(3)	40
Rome	GA	4/1/2008	(g	)	(l)	255	3,977	—	255	3,977	4,232	(75)	40
Roseville	CA	4/1/2008	(i	)	(l)	955	1,446	—	955	1,446	2,401	(27)	40
Roswell	GA	4/1/2008	(g	)	(l)	619	786	—	619	786	1,405	(15)	40

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Roxboro	NC	4/1/2008	1,224		(l)	713	1,300	—	713	1,300	2,013	(24)	40
Runnemede	NJ	4/1/2008	(g	)	(l)	99	41	—	99	41	140	(1)	40
Russellville	AR	4/1/2008	—		(l)	253	2,524	1	253	2,525	2,778	(42)	40
Sacramento	CA	4/1/2008	(b	)	(l)	841	1,259	—	841	1,259	2,100	(23)	40
Sacramento	CA	4/1/2008	(b	)	(l)	459	907	—	459	907	1,366	(17)	40
Salinas	CA	4/1/2008	(b	)	(l)	616	2,365	100	616	2,465	3,081	(43)	40
Salisbury	NC	4/1/2008	(c	)	(l)	549	1,268	—	549	1,268	1,817	(23)	40
Salisbury	NC	4/1/2008	(c	)	(l)	355	249	—	355	249	604	(5)	40
Salisbury	NC	4/1/2008	—		(l)	293	151	—	293	151	444	(2)	40
San Antonio	TX	4/1/2008	(e	)	(l)	224	371	115	224	486	710	(7)	40
San Antonio	TX	4/1/2008	(e	)	(l)	262	259	—	262	259	521	(5)	40
San Antonio	TX	4/1/2008	(b	)	(l)	322	2,427	(126)	322	2,301	2,623	(45)	40
San Antonio	TX	4/1/2008	(f	)	(l)	816	278	—	816	278	1,094	(5)	40
San Bernadino	CA	4/1/2008	(b	)	(l)	257	5,421	—	257	5,421	5,678	(100)	40
San Francisco	CA	4/1/2008	(e	)	(l)	1,323	2,516	—	1,323	2,516	3,839	(41)	40
San Jose	CA	4/1/2008	(e	)	(l)	158	1,886	—	158	1,886	2,044	(33)	40
San Leandro	CA	4/1/2008	(e	)	(l)	1,569	1,217	—	1,569	1,217	2,786	(22)	40
San Rafael	CA	4/1/2008	(g	)	(l)	1,093	548	17	1,093	565	1,658	(10)	40
Santa Barbara	CA	4/1/2008	(b	)	(l)	708	2,637	—	708	2,637	3,345	(48)	40
Santa Fe	NM	4/1/2008	(e	)	(l)	235	355	—	235	355	590	(7)	40
Santa Maria	CA	4/1/2008	(b	)	(l)	1,324	1,615	—	1,324	1,615	2,939	(30)	40
Santa Maria	CA	4/1/2008	(g	)	(l)	1,067	866	—	1,067	866	1,933	(16)	40
Sarasota	FL	4/1/2008	—		(l)	713	973	—	713	973	1,686	(16)	40
Sarasota	FL	4/1/2008	(h	)	(l)	1,133	540	—	1,133	540	1,673	(11)	40
Savannah	GA	4/1/2008	(b	)	(l)	125	2,986	—	125	2,986	3,111	(67)	40
Savannah	GA	4/1/2008	674		(l)	888	494	—	888	494	1,382	(9)	40
Savannah	GA	4/1/2008	(g	)	(l)	521	426	—	521	426	947	(8)	40
Scotch Plains	NJ	4/1/2008	602		(l)	1,133	630	—	1,133	630	1,763	(12)	40
Sea Bright	NJ	4/1/2008	(g	)	(l)	1,377	986	—	1,377	986	2,363	(18)	40
Seattle	WA	4/1/2008	(e	)	(l)	115	281	—	115	281	396	(5)	40
Seattle	WA	4/1/2008	(e	)	(l)	433	119	—	433	119	552	(2)	40
Seattle	WA	4/1/2008	(b	)	(l)	128	3,028	46	128	3,074	3,202	(55)	40
Selma	AL	4/1/2008	—		(l)	219	2,205	—	219	2,205	2,424	(39)	40
Sequim	WA	4/1/2008	(e	)	(l)	243	250	—	243	250	493	(5)	40
Sesser	IL	4/1/2008	—		(l)	50	193	—	50	193	243	(3)	40
Seymour	IN	4/1/2008	(g	)	(l)	405	491	—	405	491	896	(9)	40
Seymour	IN	4/1/2008	(g	)	(l)	323	906	—	323	906	1,229	(17)	40
Shaker Heights	OH	4/1/2008	(g	)	(l)	1,487	1,532	—	1,487	1,532	3,019	(29)	40

 Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Shelbyville	TN	4/1/2008	—		(l)	58	672	62	58	734	792	(13)	40
Shenandoah	TX	4/1/2008	—		(l)	293	806	—	293	806	1,099	(15)	40
Sherman Oaks	CA	4/1/2008	(e	)	(l)	1,258	823	—	1,258	823	2,081	(15)	40
Silver Springs	MD	4/1/2008	(a	)	(l)	288	914	—	288	914	1,202	(17)	40
Simpsonville	SC	4/1/2008	(k	)	(l)	2,130	853	—	2,130	853	2,983	(15)	40
Smithfield	NC	4/1/2008	(d	)	(l)	121	823	—	121	823	944	(14)	40
Smyra	GA	4/1/2008	—		(l)	842	575	—	842	575	1,417	(11)	40
Snellville	GA	4/1/2008	—		(l)	825	941	—	825	941	1,766	(18)	40
Somerdale	NJ	4/1/2008	(g	)	(l)	653	437	—	653	437	1,090	(8)	40
Sonora	CA	4/1/2008	(j	)	(l)	468	1,396	—	468	1,396	1,864	(27)	40
South Orange	NJ	4/1/2008	(e	)	(l)	529	1,586	—	529	1,586	2,115	(27)	40
South Plainfiel	NJ	4/1/2008	537		(l)	1,212	451	—	1,212	451	1,663	(8)	40
South Portland	ME	4/1/2008	(e	)	(l)	3,185	6,530	—	3,185	6,530	9,715	(106)	40
Southampton	PA	4/1/2008	(g	)	(l)	895	933	—	895	933	1,828	(18)	40
Southern Piens	NC	4/1/2008	(c	)	(l)	659	478	—	659	478	1,137	(9)	40
Sparta	NC	4/1/2008	(g	)	(l)	352	592	—	352	592	944	(11)	40
Spokane	WA	4/1/2008	(b	)	(l)	1,942	10,013	—	1,942	10,013	11,955	(184)	40
Spring Lake	NC	4/1/2008	(c	)	(l)	611	821	—	611	821	1,432	(15)	40
Spring Lake	NJ	4/1/2008	(g	)	(l)	863	191	—	863	191	1,054	(4)	40
Springfield	MO	4/1/2008	(b	)	(l)	951	1,436	—	951	1,436	2,387	(29)	40
Springfield	MO	4/1/2008	(b	)	(l)	620	1,148	—	620	1,148	1,768	(24)	40
Springfield	MO	4/1/2008	—		(l)	228	1,965	93	228	2,058	2,286	(60)	40
Springfield Twp	OH	4/1/2008	(g	)	(l)	317	238	(23)	294	238	532	(5)	40
Spruce Pine	NC	4/1/2008	(c	)	(l)	2,071	3,088	—	2,071	3,088	5,159	(35)	40
St. Augustine	FL	4/1/2008	(g	)	(l)	587	547	—	587	547	1,134	(10)	40
St. Helena	CA	4/1/2008	(e	)	(l)	1,285	933	66	1,285	999	2,284	(19)	40
St. Louis	MO	4/1/2008	(b	)	(l)	581	4,275	23	581	4,298	4,879	(81)	40
St. Louis	MO	4/1/2008	(b	)	(l)	1,152	2,147	—	1,152	2,147	3,299	(39)	40
St. Louis	MO	4/1/2008	53,739		(l)	2,546	45,859	959	2,546	46,818	49,364	(975)	40
St. Petersburg	FL	4/1/2008	(g	)	(l)	914	283	—	914	283	1,197	(5)	40
Statesville	NC	4/1/2008	(c	)	(l)	601	433	—	601	433	1,034	(8)	40
Statesville	NC	4/1/2008	(c	)	(l)	346	1,031	—	346	1,031	1,377	(20)	40
Stephenville	TX	4/1/2008	1,390		(l)	1,161	1,586	—	1,161	1,586	2,747	(30)	40
Stockbridge	GA	4/1/2008	(g	)	(l)	499	362	—	499	362	861	(7)	40
Stockton	CA	4/1/2008	(e	)	(l)	175	296	—	175	296	471	(6)	40
Stockton	CA	4/1/2008	(e	)	(l)	319	607	—	319	607	926	(11)	40
Stockton	CA	4/1/2008	(b	)	(l)	204	1,748	—	204	1,748	1,952	(32)	40
Strongville	OH	4/1/2008	(g	)	(l)	559	1,252	—	559	1,252	1,811	(24)	40

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Stuart	FL	4/1/2008	(b	)	(l)	556	3,165	15	556	3,180	3,736	(59)	40
Succasunna	NJ	4/1/2008	—		(l)	130	109	41	130	150	280	(2)	40
Summit	NJ	4/1/2008	(e	)	(l)	437	1,301	—	437	1,301	1,738	(25)	40
Summit	NJ	4/1/2008	(e	)	(l)	505	1,504	—	505	1,504	2,009	(29)	40
Sumter	SC	4/1/2008	—		(l)	32	182	26	32	208	240	(3)	40
Sun City	AZ	4/1/2008	(e	)	(l)	931	1,435	—	931	1,435	2,366	(25)	40
Sunnyvale	CA	4/1/2008	(b	)	(l)	3,459	1,294	66	3,459	1,360	4,819	(27)	40
Susanville	CA	4/1/2008	(e	)	(l)	842	2,274	—	842	2,274	3,116	(36)	40
Sutter Creek	CA	4/1/2008	(k	)	(l)	237	603	—	237	603	840	(11)	40
Suwannee	GA	4/1/2008	—		(l)	162	446	—	162	446	608	(8)	40
Swansboro	NC	4/1/2008	(c	)	(l)	327	307	—	327	307	634	(6)	40
Sylvania	GA	4/1/2008	(g	)	(l)	7	578	—	7	578	585	(11)	40
Tamaqua	PA	4/1/2008	(g	)	(l)	52	299	—	52	299	351	(6)	40
Tampa	FL	4/1/2008	(b	)	(l)	4,020	10,498	—	4,020	10,498	14,518	(251)	40
Tampa	FL	4/1/2008	(b	)	(l)	1,130	2,203	—	1,130	2,203	3,333	(39)	40
Tampa	FL	4/1/2008	(g	)	(l)	2,714	4,833	—	2,714	4,833	7,547	(91)	40
Tampa	FL	4/1/2008	(i	)	(l)	579	801	—	579	801	1,380	(16)	40
Tarboro	NC	4/1/2008	—		(l)	183	114	—	183	114	297	(2)	40
Tarboro	NC	4/1/2008	—		(l)	259	912	—	259	912	1,171	(17)	40
Thomasville	NC	4/1/2008	—		(l)	81	383	—	81	383	464	(7)	40
Toms River	NJ	4/1/2008	(d	)	(l)	1,561	2,935	19	1,561	2,954	4,515	(53)	40
Torrance	CA	4/1/2008	(b	)	(l)	913	1,152	—	913	1,152	2,065	(21)	40
Trenton	NJ	4/1/2008	(d	)	(l)	222	1,580	62	222	1,642	1,864	(27)	40
Troutman	NC	4/1/2008	(c	)	(l)	585	202	—	585	202	787	(4)	40
Tryon	NC	4/1/2008	(c	)	(l)	711	3,328	—	711	3,328	4,039	(54)	40
Tucker	GA	4/1/2008	(a	)	(l)	503	6,465	—	503	6,465	6,968	(121)	40
Tucker	GA	4/1/2008	(j	)	(l)	819	669	—	819	669	1,488	(13)	40
Tulsa	OK	4/1/2008	(e	)	(l)	169	233	—	169	233	402	(4)	40
Tulsa	OK	4/1/2008	(e	)	(l)	277	416	—	277	416	693	(7)	40
Tulsa	OK	4/1/2008	(b	)	(l)	542	1,263	—	542	1,263	1,805	(23)	40
Turlock	CA	4/1/2008	(e	)	(l)	705	1,131	—	705	1,131	1,836	(20)	40
Tyler	TX	4/1/2008	—		(l)	131	204	—	131	204	335	(4)	40
Union	NJ	4/1/2008	(d	)	(l)	32	28	41	32	69	101	—	40
Union City	NJ	4/1/2008	(e	)	(l)	379	1,750	—	379	1,750	2,129	(30)	40
Vacaville	CA	4/1/2008	(e	)	(l)	244	550	—	244	550	794	(10)	40
Valdese	NC	4/1/2008	1,028		(l)	475	1,639	—	475	1,639	2,114	(30)	40
Valdosta	GA	4/1/2008	(b	)	(l)	422	1,310	—	422	1,310	1,732	(26)	40
Valley Springs	CA	4/1/2008	(i	)	(l)	149	1,119	—	149	1,119	1,268	(21)	40

 Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Ventura	CA	4/1/2008	(b	)	(l)	1,334	934	—	1,334	934	2,268	(17)	40
Vernon	CA	4/1/2008	(e	)	(l)	1,459	1,309	—	1,459	1,309	2,768	(23)	40
Vero Beach	FL	4/1/2008	(k	)	(l)	782	466	—	782	466	1,248	(9)	40
Vidalia	GA	4/1/2008	(g	)	(l)	306	2,190	—	306	2,190	2,496	(41)	40
Virginia Beach	VA	4/1/2008	(i	)	(l)	534	344	—	534	344	878	(7)	40
Virginia Beach	VA	4/1/2008	(d	)	(l)	564	1,638	—	564	1,638	2,202	(30)	40
W. Los Angeles	CA	4/1/2008	(e	)	(l)	2,072	2,628	—	2,072	2,628	4,700	(42)	40
Walla Walla	WA	4/1/2008	(b	)	(l)	291	1,345	—	291	1,345	1,636	(29)	40
Waltham	MA	4/1/2008	(e	)	(l)	11,850	31,966	79	11,850	32,045	43,895	(628)	40
Wantagh	NY	4/1/2008	(e	)	(l)	806	967	—	806	967	1,773	(17)	40
Warminster	PA	4/1/2008	711		(l)	866	1,063	—	866	1,063	1,929	(20)	40
Warrenton	VA	4/1/2008	—		(l)	258	1,352	—	258	1,352	1,610	(23)	40
Washington	DC	4/1/2008	(a	)	(l)	5,872	3,785	—	5,872	3,785	9,657	(71)	40
Washington	NC	4/1/2008	—		(l)	139	134	—	139	134	273	(3)	40
Waterbury	CT	4/1/2008	(d	)	(l)	461	5,435	—	461	5,435	5,896	(320)	40
Waynesboro	GA	4/1/2008	(g	)	(l)	31	904	—	31	904	935	(17)	40
Waynesville	NC	4/1/2008	847		(l)	1,786	413	—	1,786	413	2,199	(5)	40
Wenatchee	WA	4/1/2008	(e	)	(l)	209	622	5	209	627	836	(11)	40
Wescosville	PA	4/1/2008	—		(l)	133	366	—	133	366	499	(7)	40
West Chester	PA	4/1/2008	—		(l)	508	4,087	—	508	4,087	4,595	(78)	40
West Chester	PA	4/1/2008	(d	)	(l)	2,279	3,570	—	2,279	3,570	5,849	(55)	40
West Hempstead	NY	4/1/2008	(e	)	(l)	2,091	3,541	—	2,091	3,541	5,632	(64)	40
West Jefferson	NC	4/1/2008	(g	)	(l)	477	756	—	477	756	1,233	(14)	40
West Monroe	LA	4/1/2008	—		(l)	88	196	—	88	196	284	(4)	40
West Palm Beach	FL	4/1/2008	(e	)	(l)	2,254	3,063	—	2,254	3,063	5,317	(47)	40
West Palm Beach	FL	4/1/2008	(d	)	(l)	2,970	1,936	1	2,970	1,937	4,907	(32)	40
West Palm Beach	FL	4/1/2008	(d	)	(l)	96	72	139	96	211	307	(3)	40
West Seneca	NY	4/1/2008	(e	)	(l)	2,282	10,064	—	2,282	10,064	12,346	(184)	40
Wheaton	MD	4/1/2008	(e	)	(l)	1,835	1,920	—	1,835	1,920	3,755	(33)	40
Whittier	CA	4/1/2008	(b	)	(l)	1,739	4,498	—	1,739	4,498	6,237	(80)	40
Wichita Falls	TX	4/1/2008	(e	)	(l)	194	283	—	194	283	477	(6)	40
Wilkesboro	NC	4/1/2008	540		(l)	530	569	—	530	569	1,099	(10)	40
Williamsburg	VA	4/1/2008	—		(l)	610	1,082	—	610	1,082	1,692	(18)	40
Wilmington	DE	4/1/2008	40,127		(l)	10,560	59,487	—	10,560	59,487	70,047	(1,115)	40
Wilmington	NC	4/1/2008	(c	)	(l)	933	706	—	933	706	1,639	(13)	40
Wilmington	NC	4/1/2008	(g	)	(l)	262	199	—	262	199	461	(4)	40
Wilmington	NC	4/1/2008	(c	)	(l)	1,058	475	—	1,058	475	1,533	(9)	40
Wilmington	NC	4/1/2008	(g	)	(l)	911	860	—	911	860	1,771	(16)	40

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Wilson	NC	4/1/2008	(g	)	(l)	667	9,996	—	667	9,996	10,663	(186)	40
Wilson	NC	4/1/2008	(g	)	(l)	1,608	8,389	—	1,608	8,389	9,997	(154)	40
Wilson	NC	4/1/2008	(g	)	(l)	683	2,901	—	683	2,901	3,584	(55)	40
Winder	GA	4/1/2008	(b	)	(l)	314	443	—	314	443	757	(9)	40
Winstom Salem	NC	4/1/2008	(d	)	(l)	544	35,252	—	544	35,252	35,796	(630)	40
Winstom Salem	NC	4/1/2008	(d	)	(l)	1,715	22,417	—	1,715	22,417	24,132	(395)	40
Winston-Salem	NC	4/1/2008	(c	)	(l)	1,191	938	—	1,191	938	2,129	(18)	40
Winston-Salem	NC	4/1/2008	(c	)	(l)	809	254	—	809	254	1,063	(5)	40
Winston-Salem	NC	4/1/2008	(d	)	(l)	1,695	12,086	—	1,695	12,086	13,781	(207)	40
Winter Garden	FL	4/1/2008	—		(l)	835	1,105	26	835	1,131	1,966	(20)	40
Winter Park	FL	4/1/2008	(b	)	(l)	1,114	1,906	44	1,114	1,950	3,064	(37)	40
Winter Park	FL	4/1/2008	1,028		(l)	815	560	—	815	560	1,375	(11)	40
Winter Park	FL	4/1/2008	694		(l)	683	716	—	683	716	1,399	(13)	40
Winterville	NC	4/1/2008	(d	)	(l)	3,169	10,542	—	3,169	10,542	13,711	(189)	40
Woodbury	NJ	4/1/2008	(g	)	(l)	845	2,077	—	845	2,077	2,922	(39)	40
Woodbury	NJ	4/1/2008	—		(l)	418	1,081	—	418	1,081	1,499	(20)	40

Woodstock	GA	4/1/2008	(i	)	(l)	556	644	—	556	644	1,200	(12)	40
York	PA	4/1/2008	(g	)	(l)	455	244	—	455	244	699	(5)	40
York	PA	4/1/2008	(d	)	(l)	146	2,662	87	146	2,749	2,895	(47)	40
Yuba City	CA	4/1/2008	(b	)	(l)	619	1,586	—	619	1,586	2,205	(29)	40

			$385,967			$885,143	$2,431,386	$16,810	$891,500	$2,441,839	$3,333,339	$(47,071)

Assets held for sale:
Bridgewater	NJ	6/30/2006	$94,525			$16,787	$81,376	$—	$16,787	$81,376	$98,163	$(4,144)	15
Abington	PA	4/1/2008	(g	)	(l)	169	630	—	169	630	799	(8)	40
Albertville	AL	4/1/2008	—		(l)	107	412	—	107	412	519	(5)	40
Anniston	AL	4/1/2008	—		(l)	47	128	—	47	128	175	—	40
Aransas Pass	TX	4/1/2008	(b	)	(l)	160	439	—	160	439	599	—	40
Aurora	MO	4/1/2008	(g	)	(l)	20	370	—	20	370	390	(5)	40
Avon Park	FL	4/1/2008	—		(l)	78	432	—	78	432	510	(5)	40
Bedford	IN	4/1/2008	—		(l)	136	373	—	136	373	509	—	40
Bloomington	IL	4/1/2008	—		(l)	201	551	—	201	551	752	—	40
Bonita Springs	FL	4/1/2008	—		(l)	267	732	—	267	732	999	(9)	40
Bremen	GA	4/1/2008	—		(l)	113	311	—	113	311	424	(4)	40
Brownwood	TX	4/1/2008	(b	)	(l)	88	242	—	88	242	330	—	40
Buford	GA	4/1/2008	—		(l)	333	915	—	333	915	1,248	(11)	40
Cape Canaveral	FL	4/1/2008	—		(l)	160	439	35	160	474	634	—	40

 Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Casselberry	FL	4/1/2008	—		(l)	355	245	—	355	245	600	(3)	40
Charleston	SC	4/1/2008	9,127		(l)	—	11,795	799	—	12,594	12,594	(177)	40
Clarksdale	MS	4/1/2008	—		(l)	95	1,050	—	95	1,050	1,145	(13)	40
Cocoa	FL	4/1/2008	—		(l)	187	513	—	187	513	700	—	40
Cocoa	FL	4/1/2008	—		(l)	267	732	1	267	733	1,000	—	40
Columbus	GA	4/1/2008	—		(l)	187	513	—	187	513	700	(6)	40
Cottonwood	AL	4/1/2008	—		(l)	37	103	—	37	103	140	(1)	40
Crandford	NJ	4/1/2008	—		(l)	187	513	—	187	513	700	—	40
Dade City	FL	4/1/2008	—		(l)	93	256	—	93	256	349	—	40
Dallas	GA	4/1/2008	—		(l)	294	603	(32)	232	633	865	(8)	40
Daytona Beach	FL	4/1/2008	—		(l)	267	732	150	267	882	1,149	—	40
Decatur	TN	4/1/2008	—		(l)	53	146	—	53	146	199	—	40
Denison	TX	4/1/2008	(b	)	(l)	107	293	—	107	293	400	—	40
Dobbs Ferry	NY	4/1/2008	—		(l)	187	513	—	187	513	700	(6)	40
Dumas	TX	4/1/2008	(b	)	(l)	73	201	—	73	201	274	—	40
Dunedin	FL	4/1/2008	—		(l)	507	1,391	3	507	1,394	1,901	—	40
Dunn	NC	4/1/2008	—		(l)	281	1,117	—	281	1,117	1,398	(14)	40
East Alton	IL	4/1/2008	—		(l)	26	542	137	26	679	705	(7)	40
East Brunswick	NJ	4/1/2008	—		(l)	120	330	—	120	330	450	—	40
East Greenville	PA	4/1/2008	—		(l)	43	112	—	43	112	155	(1)	40
Easton	PA	4/1/2008	—		(l)	212	388	—	212	388	600	(5)	40
Eden	NC	4/1/2008	—		(l)	11	29	—	11	29	40	—	40
Eustis	FL	4/1/2008	—		(l)	173	476	—	173	476	649	—	40
Fitzgerald	GA	4/1/2008	—		(l)	100	275	—	100	275	375	—	40
Florence	SC	4/1/2008	—		(l)	80	220	28	80	248	328	—	40
Fort Worth	TX	4/1/2008	(b	)	(l)	187	513	—	187	513	700	—	40
Frankfort	IN	4/1/2008	—		(l)	198	545	—	198	545	743	—	40
Gastonia	NC	4/1/2008	—		(l)	139	162	—	139	162	301	(2)	40
Goodwater	AL	4/1/2008	—		(l)	60	165	—	60	165	225	(2)	40
Hackleburg	AL	4/1/2008	—		(l)	26	221	—	26	221	247	(3)	40
Hampton	VA	4/1/2008	—		(l)	213	336	—	213	336	549	(4)	40
Hampton	VA	4/1/2008	—		(l)	133	366	—	133	366	499	—	40
Hanover	PA	4/1/2008	—		(l)	107	293	—	107	293	400	—	40
Hillside	NJ	4/1/2008	—		(l)	107	293	41	107	334	441	—	40
Houston	TX	4/1/2008	—		(l)	400	1,098	—	400	1,098	1,498	—	40
Inverness	FL	4/1/2008	—		(l)	559	1,501	—	559	1,501	2,060	(19)	40
Jackson	TN	4/1/2008	—		(l)	93	256	—	93	256	349	—	40
Jacksonville	FL	4/1/2008	—		(l)	267	732	—	267	732	999	(8)	40

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

						Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
Kansas City	KS	4/1/2008	—		(l)	40	110	—	40	110	150	—	40
Kennesaw	GA	4/1/2008	—		(l)	133	366	—	133	366	499	(5)	40
Linwood	PA	4/1/2008	—		(l)	98	187	—	98	187	285	(2)	40
Lufkin	TX	4/1/2008	—		(l)	241	1,158	—	241	1,158	1,399	(3)	40
Meridian	MS	4/1/2008	—		(l)	16	116	—	16	116	132	(1)	40
Mexico	MO	4/1/2008	(b	)	(l)	87	238	—	87	238	325	—	40
Midlothian	VA	4/1/2008	—		(l)	160	439	—	160	439	599	(5)	40
Moultrie	GA	4/1/2008	(b	)	(l)	133	366	69	133	435	568	—	40
Mount Carmel	PA	4/1/2008	—		(l)	40	110	102	40	212	252	—	40
Mount Olive	MS	4/1/2008	—		(l)	56	327	—	56	327	383	(4)	40
Mt. Pleasant	TX	4/1/2008	(b	)	(l)	107	293	—	107	293	400	—	40
Naples	FL	4/1/2008	—		(l)	187	513	—	187	513	700	—	40
Nashville	IL	4/1/2008	—		(l)	23	304	—	23	304	327	(4)	40
New Port Richey	FL	4/1/2008	—		(l)	376	224	—	376	224	600	(3)	40
New Port Richey	FL	4/1/2008	—		(l)	227	622	—	227	622	849	(8)	40
Newport News	VA	4/1/2008	—		(l)	80	220	—	80	220	300	(3)	40
Newton	AL	4/1/2008	—		(l)	27	73	—	27	73	100	(1)	40
Niagara Falls	NY	4/1/2008	—		(l)	93	268	—	93	268	361	—	40
Norcorss	GA	4/1/2008	—		(l)	267	732	—	267	732	999	—	40
North Plainfiel	NJ	4/1/2008	(g	)	(l)	93	256	—	93	256	349	(3)	40
Norton	VA	4/1/2008	—		(l)	40	110	—	40	110	150	—	40
Oviedo	FL	4/1/2008	(g	)	(l)	764	435	—	764	435	1,199	(5)	40
Palatka	FL	4/1/2008	—		(l)	93	256	—	93	256	349	—	40
Pegram	TN	4/1/2008	—		(l)	53	217	—	53	217	270	(3)	40
Perry	FL	4/1/2008	—		(l)	80	220	—	80	220	300	—	40
Phoenixville	PA	4/1/2008	(g	)	(l)	200	549	—	200	549	749	(7)	40
Richland	PA	4/1/2008	—		(l)	30	170	—	30	170	200	(2)	40
Ridgewood	NJ	4/1/2008	—		(l)	347	952	—	347	952	1,299	—	40
Riverdale	GA	4/1/2008	—		(l)	176	293	—	176	293	469	(4)	40
Rock Hill	SC	4/1/2008	—		(l)	127	348	—	127	348	475	(4)	40
San Antonio	TX	4/1/2008	—		(l)	300	199	—	300	199	499	(2)	40
San Antonio	TX	4/1/2008	—		(l)	320	879	—	320	879	1,199	(11)	40
Schreveport	LA	4/1/2008	—		(l)	94	192	—	94	192	286	(2)	40
Scotch Plains	NJ	4/1/2008	—		(l)	187	513	—	187	513	700	—	40
Sneads	FL	4/1/2008	—		(l)	47	128	—	47	128	175	(2)	40
Snellville	GA	4/1/2008	—		(l)	120	330	—	120	330	450	—	40
Sparta	IL	4/1/2008	—		(l)	107	1,035	—	107	1,035	1,142	(13)	40
Spring Hill	FL	4/1/2008	—		(l)	147	403	—	147	403	550	—	40

 Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments (Continued)
(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2008(1)
City	State	Acquisition Date	Encumbrances at December 31, 2008		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/08(2)	Average Depreciable Life
St. Petersburg	FL	4/1/2008	—	(l)	—	—	906	—	906	906	—	40
Stoughton	MA	4/1/2008	—	(l)	323	177	—	323	177	500	(2)	40
Suwannee	GA	4/1/2008	—	(l)	133	366	(110)	23	366	389	(5)	40
Tampa	FL	4/1/2008	—	(l)	133	366	—	133	366	499	—	40
Toccoa	GA	4/1/2008	—	(l)	70	686	—	70	686	756	(9)	40
Vincennes	IN	4/1/2008	—	(l)	133	366	—	133	366	499	—	40
Virginia Beach	VA	4/1/2008	—	(l)	299	200	—	299	200	499	(3)	40
Voorhees	NJ	4/1/2008	—	(l)	107	293	—	107	293	400	(4)	40
West Memphis	AR	4/1/2008	—	(l)	111	135	—	111	135	246	(2)	40
West Palm Beach	FL	4/1/2008	—	(l)	2,213	3,382	(2)	2,210	3,383	5,593	(27)	40
Williamston	NC	4/1/2008	—	(l)	53	146	100	53	246	299	—	40
Wood River	IL	4/1/2008	—	(l)	67	299	—	67	299	366	(4)	40
Woodstock	GA	4/1/2008	—	(l)	133	374	—	133	374	507	(5)	40
Zephyrhills	FL	4/1/2008	—	(l)	147	422	—	147	422	569	—	40

			$103,652		$34,735	$138,282	$2,227	$34,560	$140,684	$175,244	$(4,628)

			$489,619		$919,878	$2,569,668	$19,037	$926,060	$2,582,523	$3,508,583	$(51,699)

NOTES:

          (a)     These properties collateralize a $180.0 million mortgage note payable of which $180.0 million was outstanding at December 31, 2008.

          (b)     These properties collateralize a $381.7 million mortgage note payable of which $361.0 million was outstanding at December 31, 2008.

          (c)     These properties collateralize a $65.0 million mortgage note payable of which $49.4 million was outstanding at December 31, 2008.

          (d)     These properties collateralize a $240.0 million mortgage note payable of which $240.0 million was outstanding at December 31, 2008.

          (e)     These properties collateralize a $304.0 million mortgage note payable of which $219.7 million was outstanding at December 31, 2008.

          (f)      These properties collateralize a $19.9 million mortgage note payable of which $19.9 million was outstanding at December 31, 2008.

          (g)     These properties collateralize a $250.0 million mortgage note payable of which $242.6 million was outstanding at December 31, 2008.

          (h)     These properties collateralize a $26.4 million mortgage note payable of which $26.4 million was outstanding at December 31, 2008.

          (i)      These properties collateralize a $30.0 million mortgage note payable of which $30.0 million was outstanding at December 31, 2008.

          (j)      These properties collateralize a $22.7 million mortgage note payable of which $22.7 million was outstanding at December 31, 2008.

          (k)     These properties collateralize a $31.3 million mortgage note payable of which $31.3 million was outstanding at December 31, 2008.

          (l)      These properties collateralize a $650.0 million mezzanine note payable of which $580.5 million was outstanding at December 31, 2008.

          *        Denotes land parcel

Gramercy Capital Corp.

Schedule IV—Mortgage Loans on Real Estate

December 31, 2008

(Dollars in thousands)

Loan	Location	Interest Rate(1)	Final Maturity Date(2)	Periodic Payment Terms	Prior Liens	Face Amount of Loans	Carrying Amount of Loans
Commercial, mixed use	New York, NY	LIBOR + 2.50%	February 2011	Interest only	$—	$85,070	$85,724
Suburban office	Other Tri-State (NY/NJ/Comm)	LIBOR + 2.75%	May 2009	Interest only	—	90,287	86,595
Retail	Bay Area	LIBOR + 4.10%	September 2008(3)	Interest only	—	102,388	97,054
Office	New York, NY	LIBOR + 2.38%	April 2009	Interest only	—	116,750	118,202
Hotel	Las Vegas, NV	LIBOR + 2.60%	June 2009	Interest Only	—	75,000	74,914
Office	Bay Area, CA	Rate Varies (LIBOR + 2.05%)	July 2010	Interest Only	—	69,568	69,213
Multifamily	New York, NY	8.634%	December 2016	Interest Only	4,220,376	134,419	118,703
Whole loans <3%		6.50% – 7.82% LIBOR + 1.06% – 7.25%	January 2008 – April 2017		—	892,132	762,532

					4,220,376	1,565,614	1,412,937

Subordinate Loans <3%		5.41% – 15.4% LIBOR + 1.06% – 7.25%	February 2009– April 2017		1,386,499	191,556	143,787

Mezzanine loans <3%		10.00% – 15.00% LIBOR + 2.40% – 7.50%	April 2009– July 2016		15,774,895	543,069	644,748

Preferred equity <3%		10.00%	August 2011		30,393	12,000	12,001

TOTAL PORTFOLIO					$21,412,163	$2,312,239	$2,213,473

(1)
All variable-rate loans are based on one-month LIBOR and reprice monthly.

(2)
Reflects the initial maturity of the investment and does not consider any options to extend that are at the discretion of the borrower.

(3)
Loan is in default.

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

Management's Annual Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

        Our internal control over financial reporting during the year ended December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, appearing on page 131, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

        Except as discussed below, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2009 (the "2009 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION

        The information required by Item 11 will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2009 Proxy Statement.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

GRAMERCY CAPITAL CORP.

Report of Independent Registered Public Accounting Firm	131
Consolidated Balance Sheets as of December 31, 2008 and 2007	133
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	134
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006	135
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	136
Notes to Consolidated Financial Statements	137
(a)(2) Financial Statement Schedules
Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2008	206
Schedule IV-Mortgage Loans on Real Estate as of December 31, 2008	231
Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits
See Index to Exhibits on following page

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agree and Plan of Merger, dated as of November 2, 2007, by and among the Company, GKK Capital LP, GKK Stars Acquisition LLC, GKK Stars Acquisition Corp., GKK Stars Acquisition LP, American Financial Realty Trust and First States Group, L.P., incorporated by reference to the Company's Current Report on Form 8-K, dated November 2, 2007, filed with the SEC on November 8, 2007.
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-114673), declared effective by the SEC on July 27, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Current Report on Form 8-K, dated December 12, 2007, filed with the SEC on December 14, 2007.
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
10.1
Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated April 19, 2006, incorporated by reference to the Company's Current Report on Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.2
First Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of April 18, 2007, incorporated by reference to the Company's Current Report on Form 8-K, dated April 13, 2007, filed with the SEC on April 18, 2007.
10.3
Form of Amended and Restated Origination Agreement, by and between the Company and SL Green Operating Partnership, L.P., incorporated by reference to the Company's Current Report on Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.4
Form of Collateral Management Agreement, by and between Gramercy Real Estate CDO 2005 1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.5
Collateral Management Agreement, dated as of August 24, 2006, by and between Gramercy Real Estate CDO 2006-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

Exhibit No.	Description
10.6	Second Amended and Restated Master Repurchase Agreement, dated as of June 28, 2007, by and among Gramercy Warehouse Funding II LLC, GKK Trading Warehouse II LLC and Goldman Sachs Mortgage Company, incorporated by reference to the Company's Current Report on Form 8-K, dated June 28, 2007, filed with the SEC on July 5, 2007.
10.7
Annex I to Second Amended and Restated Master Repurchase Agreement, dated as of June 28, 2007, by and among Gramercy Warehouse Funding II LLC, GKK Trading Warehouse II LLC and Goldman Sachs Mortgage Company, incorporated by reference to the Company's Current Report on Form 8-K, dated June 28, 2007, filed with the SEC on July 5, 2007.
10.8
Second Amended and Restated Guaranty, dated as of June 28, 2007, by and among the Company, GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp., incorporated by reference to the Company's Current Report on Form 8-K, dated June 28, 2007, filed with the SEC on July 5, 2007.
10.9
First Amended and Restated Credit Agreement, dated as of June 28, 2007, by and among GKK Capital LP, KeyBank National Association and Wells Fargo Bank, N.A., incorporated by reference to the Company's Current Report on Form 8-K, dated June 28, 2007, filed with the SEC on July 5, 2007.
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
10.11	Form of Gramercy Capital Corp. Director's Deferral Program, incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005.
10.12
Form of Gramercy Capital Corp. 2005 Long-Term Outperformance Program Award Agreement, incorporated by reference to the Company's Current Report on Form 8-K, dated December 14, 2005, filed with the SEC on December 20, 2005.
10.13	Form of Employment Agreement, by and between Robert R. Foley and GKK Manager LLC, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.14
Form of Second Amended and Restated Registration Rights Agreement by and between the Company and SL Green Operating Partnership, L.P., incorporated by reference to the Company's Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.15
Form of Registration Rights Agreement, by and between various holders of the Company's common stock and the Company, incorporated by reference to the Company's Form 8-K, dated December 3, 2004, filed with the SEC on December 9, 2004.
10.23
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

Exhibit No.	Description
10.25	Form of LLC Agreement, by and between GKK Madison Investment LLC, a wholly-owned subsidiary of the Company, and SLG Madison Investment LLC, a wholly-owned subsidiary of SL Green Realty Corp., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.
10.28
Indenture, dated as of August 8, 2007, by and among Gramercy Real Estate CDO 2007-1, Ltd., Gramercy Real Estate CDO 2007-1, LLC, GKK Liquidity LLC and Wells Fargo Bank, National Association, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.29
Collateral Management Agreement, dated as of August 8, 2007, by and between Gramercy Real Estate CDO 2007-1, Ltd. And GKK Manager LLC, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.30
Form of Amended and Restated Management Agreement by and among the Company, GKK Capital LP and GKK Manager LLC, incorporated by reference to the Company's Current Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.31
First Amendment to the Amended and Restated Management Agreement, dated as of September 18, 2007, by and between the Company, GKK Capital LP and GKK Manager LLC, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.32
Limited Partnership Unit Purchase Agreement, dated as of November 2, 2007, by and among GKK Capital LP, Nicholas S. Schorsch and Meadowcourt Trust, incorporated by reference to the Company's Current Report on Form 8-K, dated November 2, 2007, filed with the SEC on November 8, 2007.
10.33
Subscription Agreement, dated as of November 2, 2007, by and among the Company, GKK Capital LP, SSF III Gemini, LP, and solely for the purposes of Section 1.1(b) and Section 1.4(a) thereof, Morgan Stanley Real Estate Special Situations Fund III, L.P., incorporated by reference to the Company's Current Report on Form 8-K, dated November 2, 2007, filed with the SEC on November 8, 2007.
10.34
Registration Rights Agreement, dated as of November 2, 2007, by and among the Company, SSF III Gemini, LP, and solely for purposes of Sections 4, 8, 9 and 11 thereof, SL Green Operating Partnership, L.P., incorporated by reference to the Company's Current Report on Form 8-K, dated November 2, 2007, filed with the SEC on November 8, 2007.
10.35
Stockholders Agreement, dated as of November 2, 2007, by and among the Company, SSF III Gemini, LP and SL Green Operating Partnership, L.P., incorporated by reference to the Company's Current Report on Form 8-K, dated November 2, 2007, filed with the SEC on November 8, 2007.
10.36
First Amended and Restated Credit Agreement, dated June 28, 2007, among GKK Capital LP, Keybank National Association and Keybanc Capital Markets, incorporated by reference to the Company's Current Report Form 8-K, dated June 28, 2007, filed with the SEC on July 5, 2007.
10.38	Form of Restricted Stock Award Agreement, incorporated by reference to the Company's Annual Report on Form 10-K, filed with the SEC on March 17, 2008.
10.39	Form of Option Award Agreement, incorporated by reference to the Company's Annual Report on Form 10-K, filed with the SEC on March 17, 2008.

Exhibit No.	Description
10.40	Form of Phantom Share Award Agreement, incorporated by reference to the Company's Annual Report on Form 10-K, filed with the SEC on March 17, 2008.
10.41
Loan Agreement, dated as of April 1, 2008, between Goldman Sachs Commercial Mortgage Capital, L.P., Citicorp North America, Inc. and SL Green Realty Corp., as lenders, and various borrowers named therein, incorporated by reference to the Company's Form 8-K, dated April 1, 2008, filed with the SEC on April 7, 2008.
10.42
Loan Agreement, dated as of April 1, 2008, between Goldman Sachs Commercial Mortgage Capital, L.P., Citicorp North America, Inc. and SL Green Realty Corp., as lenders, the required equity pledgors named therein and GKK Stars Acquisition LLC, American Financial Realty, First States Group, L.P. and various other borrowers named therein, as borrowers, incorporated by reference to the Company's Form 8-K, dated April 1, 2008, filed with the SEC on April 7, 2008.
10.43
Loan Agreement, dated as of April 1, 2008, among First States Investors 3300 B, L.P., as borrower, and PB Capital Corporation, as lender and agent, incorporated by reference to the Company's Form 8-K, dated April 1, 2008, filed with the SEC on April 7, 2008.
10.44
Amended and Restated Loan Agreement, dated as of April 1, 2008, by and among First States Investors DB I, L.P., First States Investors DB I B, L.P., First States Investors 4200, LLC, First States Investors DB I SP, L.P. and First States Investors DB I TRS, L.P., collectively as borrower, Deutsche Bank AG, Cayman Islands Branch, as agent, LaSalle Bank National Association, as collateral agent and each lender signatory thereto, incorporated by reference to the Company's Form 8-K, dated April 1, 2008, filed with the SEC on April 7, 2008.
10.45
Guaranty, dated as of April 1, 2008, by the Company to Deutsche Bank AG, Cayman Islands Branch, incorporated by reference to the Company's Form 8-K, dated April 1, 2008, filed with the Commission on April 7, 2008.
10.46
Loan Agreement, dated as of March 28, 2008, among First States Investors HFS, L.P., First States Investors FPC, L.P., and First States Investors TRS, L.P., as borrowers, and Gramercy Investment Trust, as lender, incorporated by reference to the Company's Form 8-K, dated April 1, 2008, filed with the SEC on April 7, 2008.
10.47
Separation Agreement, dated as of April 16, 2008, by and between the Company and Hugh F. Hall, incorporated by reference to the Company's Form 8-K, dated April 16, 2008, filed with the SEC on April 22, 2008.
10.48
First Amendment to Employment and Noncompetition Agreement, dated as of April 16, 2008, by and between GKK Manager LLC and Robert R. Foley, and agreed to by the Company as to the obligations of the Company therein, incorporated by reference to the Company's Form 8-K, dated April 16, 2008, filed with the SEC on April 22, 2008.
10.49
Severance Agreement, dated as of April 16, 2008, by and between the Company and John B. Roche, incorporated by reference to the Company's Form 8-K, dated April 16, 2008, filed with the SEC on April 22, 2008.

Exhibit No.	Description
10.50	Credit Agreement, dated as of July 22, 2008, by and among Gramercy Warehouse Funding I LLC and GKK Trading Warehouse I LLC, as borrowers, Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp., as guarantors, and Wachovia Bank, National Association, as administrative agent, and Wachovia Capital Markets, LLC, as the sole lead arranger and sole book-runner, incorporated by reference to the Company's Form 8-K, dated July 22, 2008, filed with the SEC on July 28, 2008.
10.51
Guarantee Agreement, dated as of July 22, 2008, by and among Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp., as guarantors, and Wachovia Bank, National Association, as administrative agent, incorporated by reference to the Company's Form 8-K, dated July 22, 2008, filed with the SEC on July 28, 2008.
10.52
Amendment to Loan Agreement, dated as of August 22, 2008, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and certain subsidiaries of Gramercy Capital Corp., as borrower, incorporated by reference to the Company's Form 8-K, dated August 22, 2008, filed with the SEC on August 28, 2008.
10.53
Amended and Restated Senior Mezzanine Loan Agreement, dated as of August 22, 2008, among Goldman Sachs Mortgage Company and Citicorp North America, Inc., collectively, as lender, and American Financial Realty Trust, First States Group, L.P., GKK Stars Acquisition LLC, First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as borrower, incorporated by reference to the Company's Form 8-K, dated August 22, 2008, filed with the SEC on August 28, 2008.
10.54
Junior Mezzanine Loan Agreement, dated as of August 22, 2008, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and GKK Stars Junior Mezz 2 LLC, as borrower, incorporated by reference to the Company's Form 8-K, dated August 22, 2008, filed with the SEC on August 28, 2008.
10.55
Omnibus Amendment to Second Amended and Restated Master Repurchase Agreement, dated as of August 29, 2008, among Goldman Sachs Mortgage Company, Gramercy Warehouse Funding II LLC, GKK Trading Warehouse II LLC, Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp., incorporated by reference to the Company's Form 8-K, dated August 29, 2008, filed with the SEC on September 5, 2008.
10.56
Second Amended and Restated Management Agreement, dated as of October 27, 2008, by and among Gramercy Capital Corp., GKK Capital LP and GKK Manager LLC, incorporated by reference to the Company's Form 8-K, dated October 27, 2008, filed with the SEC on October 31, 2008.
10.57
Services Agreement, dated as of October 27, 2008, by and among GKK Capital LP, Gramercy Capital Corp., SL Green Operating Partnership, L.P. and SL Green Realty Corp., incorporated by reference to the Company's Form 8-K, dated October 27, 2008, filed with the SEC on October 31, 2008.
10.58
Letter Agreement, dated as of October 27, 2008, by and among Gramercy Capital Corp., GKK Capital LP, SL Green Operating Partnership, L.P., the individual limited partners of GKK Capital LP party thereto and GKK Manager LLC, incorporated by reference to the Company's Form 8-K, dated October 27, 2008, filed with the SEC on October 31, 2008.

Exhibit No.	Description
10.59	Termination of Amended and Restated Asset Servicing Agreement, dated as of October 27, 2008, by and between GKK Manager LLC and SLG Gramercy Services LLC, and acknowledged and agreed to by Gramercy Capital Corp., incorporated by reference to the Company's Form 8-K, dated October 27, 2008, filed with the SEC on October 31, 2008.
10.60
Termination of Amended and Restated Outsource Agreement, dated as of October 27, 2008, by and between GKK Manager LLC and SL Green Operating Partnership, L.P., incorporated by reference to the Company's Form 8-K, dated October 27, 2008, filed with the SEC on October 31, 2008.
10.61
Severance Agreement, dated as of October 27, 2008, by and between Gramercy Capital Corp. and Roger M. Cozzi, incorporated by reference to the Company's Form 8-K, dated October 27, 2008, filed with the SEC on October 31, 2008.
10.62
Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of October 27, 2008, incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.63	Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.64
First Amendment to Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.65
Severance Agreement, dated as of November 13, 2008, by and between Gramercy Capital Corp. and Timothy O'Connor, incorporated by reference to the Company's Form 8-K, dated November 13, 2008, filed with the SEC on November 17, 2008.
10.66
Agreement, dated as of December 30, 2008, by and among SL Green Operating Partnership, L.P., GKK Manager LLC, GKK Capital LP and Gramercy Capital Corp., incorporated by reference to the Company's Form 8-K, dated December 30, 2008, filed with the SEC on January 6, 2009.
10.67	Lease Agreement, dated as of April 1, 2003, by and between Wachovia Bank, National Association and First States Investors 4000B, LLC, filed herewith.
10.68	Amended and Restated Lease Agreement, dated as of May 23, 2003, by and between U.S. Bank National Association, and Patrick Thebado, as Lessor, and Bank of America, N.A., as Lessee, filed herewith.
10.69	Lease Agreement, dated as of September 24, 2003, by and between Bank of America, N.A. and First States Investors 4100A, LLC
10.70	Office Lease, dated as of August 1, 2004, by and between First States Investors 104, LLC and Bank of America, N.A., filed herewith.
10.71	Master Agreement Regarding Leases, dated as of September 22, 2004, by and between Wachovia Bank, National Association and First States Investors 3300, LLC, filed herewith.
10.72	Form of Lease, by and between Wachovia Bank, National Association and First States Investors 3300, LLC, filed herewith.
10.73	Master Lease Agreement, dated of October 1, 2004, by and between First States Investors 5200, LLC and Bank of America, N.A., filed herewith.

Exhibit No.	Description
10.74	Master Lease Agreement, dated of January 1, 2005, by and between First States Investors 5000A, LLC and Bank of America, N.A., filed herewith.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Independent Registered Accounting Firm, filed herewith.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY CAPITAL CORP.
Dated: March 16, 2009	By:	/s/ JOHN B. ROCHE Name: John B. Roche Title: Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ STEPHEN L. GREEN Stephen L. Green	Chairman of the Board of Directors	March 16, 2009
/s/ ROGER M. COZZI Roger M. Cozzi	Chief Executive Officer, (Principal Executive Officer)	March 16, 2009
/s/ JOHN B. ROCHE John B. Roche	Chief Financial Officer, (Principal Financial and Accounting Officer)	March 16, 2009
/s/ ALLAN J. BAUM Allan J. Baum	Director	March 16, 2009
/s/ MARC HOLLIDAY Marc Holliday	Director	March 16, 2009
/s/ JEFFREY E. KELTER Jeffrey E. Kelter	Director	March 16, 2009
/s/ PAUL J. KONIGSBERG Paul J. Konigsberg	Director	March 16, 2009
/s/ CHARLES S. LAVEN Charles S. Laven	Director	March 16, 2009