Form 10-Q
period 2009-03-31
GRAMERCY CAPITAL CORP
filed 2009-05-11
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☐    NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares outstanding of the registrant's common stock, $0.001 par value, was 49,876,864 as of May 11, 2009.

GRAMERCY CAPITAL CORP.

INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gramercy Capital Corp.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
Assets:
Real estate investments, at cost:
Land	$904,196	$891,500
Building and improvements	2,414,527	2,441,839
Less: accumulated depreciation	(61,493)	(47,071)

Total real estate investments, net	3,257,230	3,286,268
Cash and cash equivalents	83,199	136,828
Restricted cash	233,140	234,781
Pledged government securities, net	100,483	101,576
Loans and other lending investments, net	1,914,606	2,213,473
Commercial mortgage-backed securities	887,585	869,973
Investments in joint ventures	99,433	96,777
Assets held for sale	261,554	189,922
Tenant and other receivables, net	27,005	28,129
Accrued interest	23,392	25,447
Acquired lease assets, net of accumulated amortization of $44,851 and $30,760	499,652	536,212
Deferred costs, net of accumulated amortization of $32,361 and $26,451	47,016	53,248
Other assets	53,669	48,322

Total assets	$7,487,964	$7,820,956

Liabilities and Stockholders' Equity:
Mortgage notes payable	$1,771,512	$1,833,005
Mezzanine loans payable	573,464	580,462
Unsecured credit facility	—	172,301
Term loan, credit facility and repurchase facility	79,601	95,897
Collateralized debt obligations	2,607,759	2,608,065
Junior subordinated notes	150,000	—

Total secured and other debt	5,182,336	5,289,730
Accounts payable and accrued expenses	74,378	88,437
Management and incentive fees payable	1,972	979
Dividends payable	4,661	2,325
Accrued interest payable	8,004	8,167
Deferred revenue	99,683	98,693
Below-market lease liabilities, net of accumulated amortization of $74,639 and $53,369	845,769	846,351
Leasehold interests, net of accumulated amortization of $2,872 and $2,182	20,361	21,051
Liabilities related to assets held for sale	60,372	110,543
Derivative instruments, at fair value	206,529	157,776
Other liabilities	27,394	14,471
Deferrable interest debentures held by trusts that issued trust preferred securities	—	150,000

Total liabilities	6,531,459	6,788,523
Commitments and contingencies	—	—
Stockholders' Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 49,863,831 and 49,852,243 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	50	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, 4,600,000 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	111,205	111,205
Additional paid-in-capital	1,078,109	1,077,983
Accumulated other comprehensive income (loss)	(209,522)	(160,739)
Retained earnings (accumulated deficit)	(26,069)	1,222

Total Gramercy Capital Corp. stockholders' equity	953,773	1,029,721
Non-controlling interests	2,732	2,712

Total equity	956,505	1,032,433

Total liabilities and stockholders' equity	$7,487,964	$7,820,956

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Revenues
Rental revenue	$79,716	$1,788
Investment income	52,934	74,595
Operating expense reimbursements	30,060	—
Gain on sales and other income	1,485	4,013

Total revenues	164,195	80,396

Operating Expenses
Other property operating expenses	19,355	—
Utilities	9,952	—
Real estate taxes	9,567	—
Ground rent and leasehold obligations	4,427	—
Direct billable expenses	2,163	—

Total property operating expenses	45,464	—

Net operating income	118,731	80,396

Other expenses:
Interest expense	65,352	40,068
Management fees	5,672	7,145
Incentive fee	—	2,496
Depreciation and amortization	27,463	1,117
Impairment on loans held for sale	84,428	—
Marketing, general and administrative	8,784	2,804
Provision for loan loss	52,771	8,000

Total expenses	244,470	61,630

Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures	(125,739)	18,766
Equity in net income of unconsolidated joint ventures	2,212	3,323

Income (loss) from continuing operations before provision for taxes, gain on extinguishment of debt, and discontinued operations	(123,527)	22,089
Gain on extinguishment of debt	107,229	3,690
Provision for taxes	(2,267)	(11)

Net income (loss) from continuing operations	(18,565)	25,768
Net loss from discontinued operations	(6,370)	(297)

Net income (loss)	(24,935)	25,471
Net loss attributable to non-controlling interests	(20)	—

Net income (loss) attributable to Gramercy Capital Corp.	(24,955)	25,471
Accrued preferred stock dividends	(2,336)	(2,336)

Net income (loss) available to common stockholders	$(27,291)	$23,135

Basic earnings per share:
Net income (loss) from continuing operations, after preferred stock dividends	$(0.42)	$0.67
Net loss from discontinued operations	(0.13)	(0.01)

Net income (loss) available to common stockholders	$(0.55)	$0.66

Diluted earnings per share:
Net income (loss) from continuing operations, after preferred stock dividends	$(0.42)	$0.67
Net loss from discontinued operations	(0.13)	(0.01)

Net income (loss) available to common stockholders	$(0.55)	$0.66

Dividends per common share	—	$0.63

Basic weighted average common shares outstanding	49,860	34,854

Diluted weighted average common shares and common share equivalents outstanding	50,030	35,015

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.

Condensed Consolidated Statement of Stockholder's Equity

(Unaudited, amounts in thousands, except per share data)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
						Retained Earnings (Accumulated deficit)	Total Gramercy Capital Corp.
	Shares	Par Value	Series A Preferred Stock	Additional Paid- In-Capital				Non- controlling interests	Total	Comprehensive Income (loss)
Balance at December 31, 2008	49,852	$50	$111,205	$1,077,983	$(160,739)	$1,222	$1,029,721	$2,712	$1,032,433
Net income						(24,955)	(24,955)	20	(24,935)	(24,955)
Change in net unrealized loss on derivative instruments					(48,925)		(48,925)		(48,925)	(48,925)
Net unrealized gain/ (loss) on securities previously designed as available-for-sale					142		142		142	142
Issuance of stock—stock purchase plan	12								—
Stock-based compensation fair value				126			126		126
Dividends accrued on preferred stock						(2,336)	(2,336)		(2,336)

Balance at March 31, 2009	49,864	$50	$111,205	$1,078,109	$(209,522)	$(26,069)	$953,773	$2,732	$956,505	$(73,738)

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Three months ended March 31,
	2009	2008
Operating Activities
Net income (loss)	$(24,955)	$25,471
Adjustments to net cash provided by operating activities:
Depreciation and amortization	28,124	4,795
Amortization of leasehold interest	(690)	—
Non-controlling interest	20	—
Amortization of acquired leases to rental income	(18,759)	—
Amortization of deferred costs	5,858	—
Amortization of discount, net, and other fees	(7,441)	(5,125)
Payment of capitalized tenant leasing costs	(346)	—
Straight-line rent adjustment	6,524	—
Non-cash impairment charges	90,203	—
Gains from sale of loans and real estate assets	(558)	(10)
Equity in net (income) loss of joint ventures	(1,905)	(3,109)
Gain on extinguishment of debt	(107,229)	(3,690)
Amortization of stock compensation	126	1,468
Provision for loan loss	52,771	8,000
Unrealized gain on derivative instruments	—	147
Changes in operating assets, loan commitments and securities and liabilities:
Restricted cash	(896)	—
Tenant and other receivables	2,010	2,980
Other assets	(4,718)	(7,832)
Management and incentive fees payable	993	117
Accounts payable, accrued expenses and other liabilities	(13,406)	(10,920)
Deferred revenue	(9,113)	(2,480)

Net cash provided by (used in) operating activities	(3,387)	9,812

Investing Activities
Capital expenditures and leasehold costs	(815)	—
Proceeds from sale of real estate	13,340	—
New investment originations and funded commitments	(12,671)	(145,954)
Principal collections on investments	19,531	140,233
Proceeds from sale of loans and loan commitments	17,238	85,132
Investment in commercial real estate	—	(1,828)
Investment in commercial mortgage-backed securities	(15,661)	(43,379)
Investment in joint venture	(431)	(517)
Change in accrued interest income	(45)	—
Purchase of marketable investments	(6)	—
Sale of marketable investments	2,054	—
Change in restricted cash from investing activities	437	2,539
Deferred investment costs	(280)	(441)

Net cash provided by investing activities	22,691	35,785

Gramercy Capital Corp.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	Three months ended March 31,
	2009	2008
Financing Activities
Proceeds from repurchase facilities	9,500	22,867
Repayments of repurchase facilities	(18,576)	(56,287)
Proceeds from unsecured credit facility	—	50,000
Repayments of unsecured credit facility	(45,000)	—
Repayment of mortgage notes payable	(15,651)	—
Change in restricted cash from financing activities	(1,173)	57,871
Repurchase of collateralized debt obligations	—	(9,810)
Deferred financing costs and other liabilities	(2,033)	(636)
Dividends paid on common stock	—	(92,745)
Dividends paid on preferred stock	—	(2,336)

Net cash used in financing activities	(72,933)	(31,076)

Net (decrease) increase in cash and cash equivalents	(53,629)	14,521
Cash and cash equivalents at beginning of period	136,828	293,126

Cash and cash equivalents at end of period	$83,199	$307,647

Non-cash activity
Deferred losses and other non-cash activity related to derivatives	$48,925	$43,348

Debt assumed by purchaser in sale of real estate	$103,621	$—

Supplemental cash flow disclosures
Cash paid for interest	$70,130	$45,837

Cash paid for income taxes paid	$182	$313

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

1. Business and Organization

        Gramercy Capital Corp. (the "Company" or "Gramercy") is a self-managed, integrated, commercial real estate finance and property investment company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. On April 1, 2008, the Company completed the acquisition of American Financial Realty Trust (NYSE: AFR) ("American Financial") in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financial's secured debt. The acquisition transformed the Company from a pure specialty finance company into a $7.8 billion diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments.

        The Company's commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. The Company's property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are, for the most part, deposit-taking commercial banks, thrifts and credit unions, which the Company generally refers to as "banks." The Company's portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wachovia Bank, National Association, (now owned by Wells Fargo & Company, or Wells Fargo), or Wachovia Bank, Regions Financial Corporation, or Regions Financial and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company's commercial real estate finance and property investment businesses are conducted.

        Substantially all of the Company's operations are conducted through GKK Capital LP, a Delaware limited partnership, or the Operating Partnership. The Company, as the sole general partner of, and currently the holder of 100% of the common units of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership, and the limited partners of the Operating Partnership have no authority to transact business for, or participate in the management activities of the Operating Partnership. Accordingly, the Company consolidates the accounts of the Operating Partnership. The Company qualified as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with its taxable year ended December 31, 2004 and the Company expects to qualify for the current fiscal year. To maintain the Company's qualification as a REIT, the Company plans to distribute at least 90% of taxable income.

        The Company was externally managed and advised by GKK Manager LLC, or the Manager, a wholly-owned subsidiary of SL Green Realty Corp., or SL Green, as of March 31, 2009. At March 31, 2009 and December 31, 2008, SL Green Operating Partnership, L.P. owned approximately 12.5% of the outstanding shares of the Company's common stock. In April 2009, the Company completed the internalization of the management through the direct acquisition of the Manager. As a self-managed integrated commercial real estate finance and property investment company, beginning in May 2009,

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

1. Business and Organization (Continued)

management and incentive fees payable by the Company to the Manager have ceased and the Company added 77 former employees of the Manager to its own staff. The Company expensed $2,826 for acquisition costs incurred through March 31, 2009 in connection with the acquisition.

        As of March 31, 2009, Gramercy Finance held loans and other lending investments and CMBS of $2,954,641 net of fees, discounts, and unfunded commitments, reserves for possible loan losses, and other adjustments, with an average spread to 30-day LIBOR of 484 basis points for its floating rate investments, and an average yield of approximately 7.25% for its fixed rate investments. As of March 31, 2009, Gramercy Finance also held interests in two credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

        As of March 31, 2009, Gramercy Realty's portfolio consisted of 682 bank branches, 333 office buildings and six land parcels, of which 76 bank branches and one office building were partially owned through joint ventures. Gramercy Realty's wholly-owned properties aggregated approximately 26.2 million rentable square feet and its partially-owned properties aggregated approximately 0.7 million rentable square feet, including 0.4 million rentable square feet in an unconsolidated joint venture. As of March 31, 2009, the occupancy of Gramercy Realty's wholly-owned properties was 88.4% and the occupancy for its partially-owned properties was 99.9%. Gramercy Realty's two largest tenants are Bank of America, and Wachovia Bank, (now owned by Wells Fargo & Company), and as of March 31, 2009, they represented approximately 40.9% and 15.3%, respectively, of the rental income of the Company's portfolio and occupied approximately 47.1% and 18.3%, respectively, of Gramercy Realty's total rentable square feet.

        Due to the nature of the business of Gramercy Realty's tenant base, Gramercy Realty typically enters into long-term net leases with its financial institution tenants. As of March 31, 2009, the weighted average remaining term of Gramercy Realty's leases was 10.2 years and approximately 79.9% of its base revenue was derived from net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, Gramercy Realty is focused on maximizing the value of its portfolio through strategic sales, effective and efficient property management, and leasing operations.

        The Company relies on the credit and equity markets to finance and grow its business. During the second half of 2007 and throughout 2008, severe credit and liquidity issues in the sub-prime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, and the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced reduced liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue to persist in 2009 and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low or virtually non-existent when compared to historical standards. As a result, most commercial real estate finance and financial services industry participants, including the Company, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, the Company is focused on actively managing portfolio credit, generating and

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

1. Business and Organization (Continued)

recycling liquidity from existing assets, leasing vacant space and reducing corporate overhead as a percentage of its total assets and total revenues.

Basis of Quarterly Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2009 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

        The balance sheet at December 31, 2008 has been derived from the audited financial statement at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

2. Significant Accounting Policies

Principles of Consolidation

        The condensed consolidated financial statements include the Company's accounts and those of the Company's subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities in which the Company is the primary beneficiary under FASB Interpretation No. 46R, or FIN 46R, "Consolidation of Variable Interest Entities." FIN 46R requires a variable interest entity, or VIE, to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity's equity investment at risk to absorb losses, and determined that the Company is the primary beneficiary for one variable interest entity and has included the accounts of this entity in the condensed consolidated financial statements. Entities which the Company does not control and entities which are VIE's, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

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

March 31, 2009

2. Significant Accounting Policies (Continued)

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

        At March 31, 2009, the Company owned securities of three controlling class CMBS trusts with a carrying value of $39,938. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, the Company has concluded that it would not be the primary beneficiary of any of the underlying special-purpose entities. At March 31, 2009, the Company's maximum exposure to loss as a result of its investment in these QSPEs totaled $39,938 which equals the book value of these investments as of March 31, 2009.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

2. Significant Accounting Policies (Continued)

        The following is a summary of the Company's involvement with VIEs (excluding QSPEs) as of March 31, 2009:

	Company carrying value— assets	Company carrying value— liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Total real estate investments, net	$50,241	$44,491	$50,241	$44,491
Collateralized debt obligations	—	2,607,759	3,100,000	3,100,000

	$50,241	$2,652,250	$3,150,241	$3,144,491

Unconsolidated VIEs
Commercial mortgage-backed securities	$39,938	$—	$921,654	$921,654

        The Company has determined that it is the non-transferor sponsor of one of the Company's non-investment grade CMBS investments, GS Mortgage Securities Trust 2007-GKKI, or the Trust. The Trust is a resecuritization of approximately $634,000 of commercial mortgage backed securities rated AA through BB structured in a QSPE. The Company purchased a portion of the below investment securities, totaling approximately $27,300. The Manager is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. As collateral administrator, the Manager's on-going duty is to liquidate defaulted securities, for the Trust if very specific triggers have been reached. The Manager can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. Neither the Company nor the Manager have any on-going financial obligations, including advancing, funding, or purchasing collateral in the Trust. The Company's maximum exposure to the QSPE is limited to its investment in the bonds purchased.

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

March 31, 2009

2. Significant Accounting Policies (Continued)

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

        Results of operations of properties acquired are included in the consolidated statements of operations from the date of acquisition.

        The Company also reviews the recoverability of the property's carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose of assets held for sale. These assessments are recorded as an impairment loss in the consolidated statement of operations in the period the determination is made.

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

March 31, 2009

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

Investments in Unconsolidated Joint Ventures

        The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities and is not considered to be the primary beneficiary under FIN 46R. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company's balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to the Company. As of March 31, 2009 and December 31, 2008, the Company had investments of $99,433 and $96,777 in unconsolidated joint ventures, respectively.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash at March 31, 2009 consists of $99,325 on deposit with the trustee of the Company's collateralized debt obligations, or CDOs, representing the proceeds of repayments from loans serving as collateral in the Company's CDOs, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust, interest payments received by the trustee on investments that serve as collateral for the Company's CDOs, which are remitted to the Company on a quarterly basis, and future funding obligations on certain investments. The remaining balance consists of $58,791 held as collateral for letters of credit, $3,189 of interest reserves held on behalf of borrowers and $75,313, which includes $3,478 related to assets held for sale, which represents amounts escrowed pursuant to mortgage agreements securing the Company's real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

2. Significant Accounting Policies (Continued)

Assets Held for Sale

  Loans and Other Lending Investments Held For Sale

        Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of March 31, 2009 and December 31, 2008, the Company had loans and other lending investments held for sale of $152,451 and $0, respectively. At March 31, 2009, the Company recorded an impairment charge of $84,428 related to the mark-to-market of the loans designated during the quarter as held for sale.

  Real Estate and CTL Investments Held for Sale

        In accordance with FASB Statement No. 144, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as Discontinued Operations. As of March 31, 2009 and December 31, 2008, the company had real estate investments held for sale of $109,103 and $189,922, respectively.

Commercial Mortgage-Backed Securities

        The Company designates its CMBS investments pursuant to FASB Statement No. 115, or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of operations using the level yield method. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss on the consolidated statements of operations. In November 2007, subsequent to financing the Company's CMBS investments in its CDOs, the Company redesignated all of its available-for-sale CMBS investments with a book value of approximately $43,600 to held to maturity. As of March 31, 2009 and December 31, 2008, the unrealized loss on the redesignated CMBS investments included in other comprehensive income (loss) was $4,844 and $4,986, respectively.

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

March 31, 2009

2. Significant Accounting Policies (Continued)

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

        The Company determines the fair value of CMBS based on the types of securities in which the Company has invested. For liquid, investment-grade securities, the Company consults with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments. For non-investment grade securities, the Company actively monitors the performance of the underlying properties and loans and updates the Company's pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from the Company's own experience in the market, advice from dealers when available, and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates, when available, may vary to some degree, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

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

Pledged Government Securities

        The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. These securities are carried at amortized cost because the Company has both positive intent and the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

2. Significant Accounting Policies (Continued)

ability to hold the securities to maturity. These securities had a carrying value of $100,483, a fair value of $104,408 and unrealized gains of $3,925 at March 31, 2009, and have maturities that extend through November 2013.

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

        Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of March 31, 2009 and December 31, 2008, were $6,816 and $6,361, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the consolidated statements of operations.

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

March 31, 2009

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

        The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from one to 22 years. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value is charged to expense.

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

        Intangible assets and acquired lease obligations consist of the following:

	March 31, 2009	December 31, 2008
Intangible assets:
In-place leases, net of accumulated amortization of $33,607 and $22,284	$405,922	$428,977
Above-market leases, net of accumulated amortization of $11,721 and $8,864	97,702	110,489
Amounts related to assets held for sale, net of accumulated amortization of $477 and $388	(3,972)	(3,254)

Total intangible assets	$499,652	$536,212

Intangible liabilities:
Below-market leases, net of accumulated amortization of $74,844 and $53,597	$847,450	$847,528
Amounts related to assets held for sale, net of accumulated amortization of $205 and $228	(1,681)	(1,177)

	$845,769	$846,351

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

2. Significant Accounting Policies (Continued)

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

Valuation of Financial Instruments

        The Company measures derivatives at fair value. Investments in loans and other lending investments held for sale are held at the lower of cost or fair value less cost to sell. Pledged government securities and CMBS are classified as held to maturity and therefore recorded at the fair value at the date of designation. FASB Statement No. 157, or SFAS No. 157, "Fair Value Measurements," which among other things, requires additional disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and will require a lesser degree of judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment to be utilized in measuring fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

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

        The three broad levels defined by the SFAS No. 157 hierarchy are:

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

        For a further discussion regarding the measurement of financial instruments see Note 13, "Fair Value of Financial Instruments."

Revenue Recognition

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

March 31, 2009

2. Significant Accounting Policies (Continued)

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

        The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At March 31, 2009, the Company had five first mortgage loans with an aggregate carrying value of $160,142, one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. At December 31, 2008, the Company had three first mortgage loans with an aggregate carrying value of $164,809, one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

        The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans. The specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

2. Significant Accounting Policies (Continued)

normal passage of time, which we consider to be 90 days from the measurement date. At March 31, 2009, five first mortgage loans with an aggregate carrying value of $116,911 and one mezzanine loan with a carrying value of $35,013 were classified as sub-performing. At December, 2008, five first mortgage loans with a total carrying value of $216,597 were classified as sub-performing.

        In some instances, the Company may sell all or a portion of its investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and the SFAS No.140 criteria are met, under which control of the asset that is sold is surrendered making it a "true sale," a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the three months ended March 31, 2009 and 2008, the Company recognized $0 and $10, respectively, in net gains (losses) from the sale of debt investments or commitments.

Rent Expense

        Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying consolidated balance sheet as of March 31, 2009 and December 31, 2008 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in marketing, general and administrative expense.

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

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

2. Significant Accounting Policies (Continued)

the Company believes is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. As of March 31, 2009, the Company incurred charge-offs totaling $9,771 relating to realized losses on two loans. The Company maintained a reserve for possible loan losses of $131,992 against 18 separate investments with a carrying value of $602,300 as of March 31, 2009 and a reserve for possible loan losses of $88,992 against 13 separate investments with a carrying value of $424,177 as of December 31, 2008.

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

        Prior to amending and restating the management agreement in October 2008, which was subsequently terminated in April 2009, employees of the Manager who provided services to the Company pursuant to the then-existing management agreement were characterized as its co-leased employees. Stock option awards granted to such persons under our 2004 Equity Incentive Plan were valued at the time of grant using the Black-Scholes option pricing model, which value was amortized over the option vesting period. The amended management agreement that was executed in October 2008 resulted in the re-characterization of such employees of the Manager, and they were no longer classified as the Company's co-leased employees. Consequently, the Company determines fair value of the stock options granted to such persons using a mark-to-market model.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

2. Significant Accounting Policies (Continued)

        The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2009 and 2008.

	2009	2008
Dividend yield	14.0%	9.0%
Expected life of option	5.0 years	6.0 years
Risk-free interest rate	1.72%	2.97%
Expected stock price volatility	90.0%	67.0%

Incentive Distribution (Class B Limited Partner Interest)

        Prior to the internalization the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of the Operating Partnership) exceed the product of the Company's weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions reduced the amount of cash available for distribution to the common unit holders in the Operating Partnership and to the Company's common stockholders. In October 2008, the Company entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provide that the starting January 1, 2009, the incentive distribution can be paid, at our option, in cash or shares of common stock. In December 2008, the Company entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to the Company, 1.9 million shares of the Company's common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to the Operating Partnership, and the Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of the Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. No incentive distribution was earned for the three months ended March 31, 2009. The Company incurred approximately $2,496 with respect to such Class B limited partner interests for the three months ended March 31, 2008. In April 2009, the Company completed the internalization of the management through the direct acquisition of the Manager. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Company owns all of the Class B partner interests (which have been cancelled) and all of the interests in the Manager.

Derivative Instruments

        In the normal course of business, the Company uses a variety of commonly used derivative instruments that are considered conventional, or "plain vanilla" derivatives, including interest rate

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

2. Significant Accounting Policies (Continued)

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

        In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to hedge the cash flow variability caused by interest rate fluctuations its liabilities. Each of the Company's CDOs maintain a minimum amount of allowable unhedged interest rate risk. The 2005 CDO permits 20% of the net outstanding principal balance to be unhedged and the 2006 CDO and the 2007 CDO permit 5% of the net outstanding principal balance to be unhedged.

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

March 31, 2009

2. Significant Accounting Policies (Continued)

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

        For the three months ended March 31, 2009 and 2008, the Company recorded $2,267 and $11 of income tax expense, respectively. Included in tax expense for the three months ended March 31, 2009 is $2,100 of state income taxes on the gain of extinguishment of debt of $107,299. Under federal tax law, the Company is allowed to defer this gain until 2014, but not all states follow this federal rule.

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

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in the Company's loan and other lending investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

2. Significant Accounting Policies (Continued)

        Six investments accounted for more than 23.6% of the total carrying value of our debt investments as of March 31, 2009 compared to five investments which accounted for more than 20% of the total carrying value of our debt investments as of December 31, 2008. Six investments accounted for approximately 20.5% of the revenue earned on the Company's loan and other lending investments for the three months ended March 31, 2009, compared to four investments which accounted for approximately 20% of the revenue earned on the Company's loan and other lending investments for the three months ended March 31, 2008. The largest sponsor accounted for approximately 5.1% of the revenue earned on the Company's loan and other lending investments for the three months ended March 31, 2009, compared to approximately 4.2% of the revenue earned on the Company's loan and other lending investments for the three months ended March 31, 2008.

        Additionally, two tenants, Bank of America, and Wachovia Bank, (now owned by Wells Fargo), accounted for approximately 40.9% and 15.3% of Gramercy Realty's rental revenue for the three months ended March 31, 2009, respectively.

Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations," or SFAS No. 141(R), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS No. 141, "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS No. 141(R) are: (1) acquisition and restructuring costs would be now expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and non contractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings while non contractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets and liabilities, including the minority interest portion and goodwill which is recorded as if a 100% interest was acquired. The Company adopted SFAS No. 141(R) on January 1, 2009. The Company recorded an expense of $2,826 in connection with costs incurred with the internalization of the management and acquisition of the Manager as of March 31, 2009.

        In December 2007, the FASB issued Statement No. 160, "Non-Controlling Interest on Consolidated Financial Statements"—an amendment of Accounting Research Bulletin, or ARB No. 51. This Statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

2. Significant Accounting Policies (Continued)

reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amount attributable to both the parent and the non-controlling interest. The Company adopted SFAS No. 160 on January 1, 2009. As required, SFAS No. 160 was applied retrospectively for all periods presented.

        In February 2008, the FASB issued Staff Position No. 140-3, or FSP No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." FSP No. 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: (1) the purchase and corresponding financing are not contractually contingent; (2) the repurchase financing provides recourse; (3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and (4) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require a determination under FAS No. 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. The Company currently presents these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheet and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. As SFAS 140-3 is to be applied prospectively and as the Company has not acquired and simultaneously financed any transactions with the same counterparty subsequent to January 1, 2009, SFAS 140-3 did not have a material effect on the Company's consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 provides a one-year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective January 1, 2008. The adoption of SFAS No. 157 as it relates to financial instruments did not have a significant impact on the Company's consolidated financial statements. The Company adopted the provisions of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities on January 1, 2009. The adoption of SFAS No. 157 as it relates to non-financial

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

2. Significant Accounting Policies (Continued)

assets and non-financial liabilities did not have a significant effect on the Company's consolidated financial statements.

        In March 2008, the FASB issued Statement No. 161, or SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. The Company adopted SFAS No. 161 on January 1, 2009. The adoption of SFAS no. 161 did not have a material effect on the Company's consolidated financial statements.

        In April 2008, the FASB directed the FASB Staff to issue FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP FAS No. 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP FAS No. 142-3 on January 1, 2009. The adoption of FSP FAS no. 142-3 did not have a material effect on the Company's consolidated financial statements.

        In April 2008, the FASB voted to eliminate QSPEs from the guidance in SFAS No.140 and to remove the scope exception for QSPEs from FIN 46R. This will require that VIEs previously accounted for as QSPEs will need to be analyzed for consolidation according to FIN 46R. While the revised standards have not been finalized and deferred for potential application until 2010, this change may affect the Company's consolidated financial statements.

        In October 2008, the FASB issued Staff Position 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active", or FSP 157-3, which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The adoption of FSP FAS No. 157-3 did not have a material effect on the consolidated financial statements.

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

March 31, 2009

2. Significant Accounting Policies (Continued)

to provide additional disclosures about their involvement with variable interest entities. The Company has adopted FSP FAS 140-4 and FIN 46(R)-8.

        In January 2009, the FASB issued FSP EITF 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align it with the impairment guidance within SFAS 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants' assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The Company has adopted EITF 99-20-1 and it did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). This FSP requires that the fair value disclosures required by SFAS 107 "Disclosures about Fair Value of Financial Instruments" be included for interim reporting periods. The Company will adopt this new accounting standard effective April 1, 2009. Adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). This FSP amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. The Company will adopt this new accounting standard effective April 1, 2009. Adoption of FSP FAS 115-2 and FAS 124-2 is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position on FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. The Company will adopt this new accounting standard effective April 1, 2009. Adoption of FSP FAS 157-4 is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position on FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" (FSP FAS 141R-1). FSP FAS 141R-1 requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

2. Significant Accounting Policies (Continued)

acquisition-date fair value of the asset or liability can be determined during the measurement period. The Company adopted this new accounting standard on January 1, 2009. Adoption of FSP FAS 140R-1 did not have a material impact on the consolidated financial statements.

3. Loans and Other Lending Investments

        The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company's loan, and other lending investments and CMBS investments as of March 31, 2009 and December 31, 2008, including loans held for sale, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield(2)		Floating Rate: Average Spread over LIBOR(3)
	2009	2008	2009	2008	2009	2008	2009	2008
Whole loans, floating rate	$1,154,882	$1,222,991	55.9%	55.3%	—	—	422 bps	418 bps
Whole loans, fixed rate	178,904	189,946	8.5%	8.6%	7.14%	7.17%	—	—
Subordinate interests in whole loans, floating rate	80,299	80,608	3.9%	3.6%	—	—	242 bps	564 bps
Subordinate interests in whole loans, fixed rate	63,464	63,179	3.1%	2.9%	9.16%	9.22%	—	—
Mezzanine loans, floating rate	340,413	396,190	16.4%	17.9%	—	—	646 bps	654 bps
Mezzanine loans, fixed rate	237,082	248,558	11.4%	11.2%	10.11%	10.21%	—	—
Preferred equity, fixed rate	12,012	12,001	0.6%	0.5%	10.22%	10.22%	—	—

Subtotal/ Weighted average	2,067,056	2,213,473	100.0%	100.0%	8.91%	8.96%	461 bps	480 bps

CMBS, floating rate	71,948	70,893	8.1%	8.1%	—	—	987 bps	945 bps
CMBS, fixed rate	815,637	799,080	91.9%	91.9%	6.25%	6.26%	—	—

Subtotal/ Weighted average	887,585	869,973	100.0%	100.0%	6.25%	6.26%	987 bps	945 bps

Total	$2,954,641	$3,083,446	100.0%	100.0%	7.25%	7.32%	484 bps	498 bps

(1)
Loans and other lending investments and CMBS investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, unfunded commitments, reserves for possible loan losses, and other adjustments.

(2)
Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans—floating rate of approximately $103,400 with an effective spread of 625 basis points and non-performing loans classified as whole loans—fixed rate of approximately $56,800 with an effective yield of 7.67%.

(3)
Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

3. Loans and Other Lending Investments (Continued)

        As of March 31, 2009, the Company's loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2009 (April 1 – December 31)(1)	36	$1,012,165	49.0%
2010	15	497,806	24.1%
2011	7	185,235	9.0%
2012	2	63,190	3.1%
2013	—	—	—
Thereafter	11	308,660	14.8%

Total	71	$2,067,056	100.0%

Weighted average maturity(2)		1.8 years

(1)
Of the loans maturing in 2009, 25 investments with a carrying value of $656,800 have extension options, which may be subject to performance criteria.

(2)
The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods, or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

        For the three months ended March 31, 2009 and 2008, the Company's investment income from loan and other lending investments and CMBS investments, including loans held for sale, was generated by the following investment types:

	For the three months ended March 31, 2009		For the three months ended March 31, 2008
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$23,026	43.5%	$41,721	55.9%
Subordinate interests in whole loans	941	1.8%	2,712	3.7%
Mezzanine loans	13,858	26.2%	16,562	22.2%
Preferred equity	332	0.6%	313	0.4%
CMBS	14,777	27.9%	13,287	17.8%

Total	$52,934	100.0%	$74,595	100.0%

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

3. Loans and Other Lending Investments (Continued)

        At March 31, 2009 and December 31, 2008, the Company's loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	March 31, 2009		December 31, 2008
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$960,330	46.5%	$1,023,718	46.2%
West	584,807	28.3%	626,180	28.3%
South	210,581	10.2%	225,674	10.2%
Mid-Atlantic	122,144	5.9%	121,515	5.5%
Southwest	103,906	5.0%	107,735	4.9%
Midwest	22,296	1.1%	22,358	1.0%
Various	62,992	3.0%	86,293	3.9%

Total	$2,067,056	100.0%	$2,213,473	100.0%

        At March 31, 2009 and December 31, 2008, the Company's loans and other lending investments, excluding CMBS investments, by property type are as follows:

	March 31, 2009		December 31, 2008
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$856,362	41.4%	$874,682	39.5%
Hotel(1)	311,487	15.1%	345,615	15.6%
Multifamily	251,202	12.1%	272,950	12.4%
Land-commercial	202,203	9.8%	209,572	9.5%
Retail(2)	180,419	8.7%	218,763	9.9%
Condominium	94,231	4.6%	91,418	4.1%
Mixed-use	59,103	2.9%	78,107	3.5%
Land-residential(3)	54,958	2.7%	65,973	3.0%
Industrial	47,879	2.3%	47,229	2.1%
Other	9,212	0.4%	9,164	0.4%

Total	$2,067,056	100.0%	$2,213,473	100.0%

(1)
Two first mortgage loans with an aggregate carrying value of $56,755 and $67,755 secured by hotel properties controlled by the same sponsor group were classified as non-performing as of March 31, 2009 and December 31, 2008, respectively. In May 2008, the borrowers (which are controlled by the same sponsor) under these two non-performing first mortgage loans filed a petition in bankruptcy under Chapter 11. The sponsor for both mortgage borrowers has also filed a petition in bankruptcy court under Chapter 11. By an agreed-upon stipulation approved by the court, the automatic stay was lifted because the debtor was unable to confirm its plan of reorganization, thereby allowing the Company to complete its foreclosure once all applicable notice of sale requirements are met. The Company will also continue to pursue a recovery in the sponsors'

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

3. Loans and Other Lending Investments (Continued)

  bankruptcy under the judgement against the sponsor for all principal and other sums due. A provision for loan loss of $13,000 and $2,000 was recorded against the two loans at March 31, 2009 and December 31, 2008, respectively.

(2)
In April 2008, the borrower under a first mortgage loan classified as non-performing as of March 31, 2009 and December 31, 2008 with a carrying value of $62,054 and $97,054, respectively filed legal action in connection with the Company's alleged wrongful administration of the loan. The Company believes the borrower's claim is without merit. The Company has filed a counterclaim, and a foreclosure action to enforce its rights under the loan documents as a result of the borrower's default. The Company's action was stayed by the borrower's bankruptcy filing. In December 2008, the court ordered the debtor to make monthly adequate protection payments to the Company and its co-lender during the bankruptcy proceeding. The borrower filed a plan of reorganization in January 2009 and subsequently withdrew its plan. The court later lifted the legal stay imposed by a bankruptcy filing as a result of the Borrower's future to make adequate protection payments, thereby allowing the lender to continue its remedies. The Borrower, the Company and its co-lender continue discussions surrounding a possible resolution. The loan is designated as held for sale as of March 31, 2009. A valuation allowance was carried against this loan as of March 31, 2009 and December 31, 2008.

(3)
All of the loans secured by residential land are secured by first mortgages or first deeds of trust, except for two loans secured by second and third mortgage liens to the same sponsor with an aggregate carrying value of $0. The second and third lien loans are secured by land, which is intended primarily for residential development. These loans were classified as non-performing as of March 31, 2009 and December 31, 2008.

        The Company recorded provisions for loan losses of $52,771 and $8,000 for the three months ended March 31, 2009 and March 31, 2008, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience and collateral quality by individual asset or category of asset.

        For the three months ended March 31, 2009, the Company incurred charge-offs of $9,771 related to realized losses on two loan investments. During the year ended December 31, 2008, the Company incurred charge-offs totaling $17,519 related to two defaulted loans the Company foreclosed upon which had a carrying value totaling $31,760 and three additional loans, two of which were sold at a loss and the other was a negotiated payoff below par.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

3. Loans and Other Lending Investments (Continued)

        Changes in the reserve for possible loan losses were as follows:

Reserve for possible loan losses, December 31, 2007	$8,658
Additional provision for loan losses	97,853
Charge-offs	(17,519)

Reserve for possible loan losses, December 31, 2008	88,992
Additional provision for loan losses	52,771
Charge-offs	(9,771)

Reserve for possible loan losses, March 31, 2009	$131,992

        The following is a summary of the Company's CMBS investments at March 31, 2009:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	8	$73,664	$71,947	$—	$(41,710)	$30,237
Fixed rate CMBS	67	858,110	815,638	—	(548,504)	267,134

Total	75	$931,774	$887,585	$—	$(590,214)	$297,371

        The following is a summary of the Company's CMBS investments at December 31, 2008:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	8	$73,664	$70,894	$—	$(33,596)	$37,298
Fixed rate CMBS	66	835,578	799,079	—	(536,392)	262,687

Total	74	$909,242	$869,973	$—	$(569,988)	$299,985

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

3. Loans and Other Lending Investments (Continued)

        The following is a summary of the underlying credit ratings of the Company's CMBS investments at March 31, 2009 and December 31, 2008 (for split-rated securities, the higher rating was used):

	March 31, 2009		December 31, 2008
	Book Value	Percentage	Book Value	Percentage
AAA	$816,600	92.0%	$799,440	91.9%
AA	26,299	3.0%	26,689	3.4%
AA-	3,501	0.4%	—	—
BBB-	—	—	13,229	1.5%
BB+	—	—	7,442	0.9%
BB	6,238	0.7%	4,901	0.6%
BB-	5,013	0.6%	—	—
B+	8,100	0.9%	7,659	0.5%
B	4,393	0.5%	4,309	0.5%
B-	7,301	0.8%	—	—
CCC+	3,600	0.4%	—	—
CCC	5,444	0.6%	5,241	0.6%
Not rated	1,095	0.1%	1,063	0.1%

Total	$887,585	100.0%	$869,973	100.0%

        The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment. As of March 31, 2009 and December 31, 2008, all of the Company's CMBS investments have an unrealized loss (the carrying value is in excess of the market value) which has existed longer than twelve months. The Company's unrealized losses are primarily the result of market factors other than credit impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. The carrying values of all CMBS investments is in excess of their market values. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there have been no changes in expected cash flows. The Company's assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company's ability and intent to hold its CMBS investments to maturity, at which point the Company expects to recover book value, is the basis for its conclusion that these investments are not other-than-temporarily impaired, despite the difference between the carrying value the and fair value. The Company attributes the current difference between carrying value and market value to current market conditions. The Company believes the carrying value of the securities are fully recoverable over their expected holding period. The Company possesses both the intent and the ability to hold the securities until it has recovered the amortized costs. Accordingly, the Company does not believe any of the securities are other-than-temporarily impaired.

        In connection with a preferred equity investment, which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

3. Loans and Other Lending Investments (Continued)

financial obligation of the entity in which the Company has invested in the event of a borrower default under such loan. The loan matures in 2032. This guarantee is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. The Company's maximum exposure under this guarantee is approximately $1,401 and $1,406 as of March 31, 2009 and December 31, 2008, respectively. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

4. Property Acquisitions (Continued)

Pro Forma

        The following table summarizes, on an unaudited pro forma basis, the Company's combined results of operations for the three months ended March 31, 2008 as though the acquisition of American Financial was completed on January 1, 2008. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company's results of operations for future periods. In addition, the following supplement pro forma operating data does not present the sale of assets through March 31, 2009. The Company accounted for the acquisition of assets utilizing the purchase method of accounting.

2008
Pro forma revenues	$190,473
Pro forma net income available to common stockholders	$29,454
Pro forma earnings per common share-basic	$0.58
Pro forma earnings per common share-diluted	$0.57
Pro forma common shares-basic	51,134
Pro forma common share-diluted	51,296

5. Dispositions and Assets Held for Sale

        During the three months ended March 31, 2009, the Company sold or disposed of 25 properties, for net sales proceeds of $39,707. No properties were sold during the three months ended March 31, 2008. The sales transactions resulted in gains totaling $573 for the three months ended March 31, 2009.

        In January 2009, the Company sold to a third party its 49.75% TIC interest in 55 Corporate Drive, an office complex located in Bridgewater, New Jersey, at a gain of $215 for the quarter ended March 31, 2009. As part of the transaction, the purchaser assumed the outstanding mortgage debt on the property.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

5. Dispositions and Assets Held for Sale (Continued)

        In accordance with the provisions of SFAS No. 144, the Company classified 88 and 104 properties as held for sale as of March 31, 2009 and December 31, 2008, respectively. The following table summarizes information for these properties:

	March 31, 2009	December 31, 2008
Assets held for sale:
Real estate investments, at cost:
Land	$18,854	$34,560
Buildings and improvements	86,129	140,685

Total real estate investments, at cost	104,983	175,245
Less accumulated depreciation	(1,597)	(4,629)

Real estate investments held for sale, net	103,386	170,616
Accrued interest and receivables	1,796	10,656
Loans and other lending investments, net	152,451	—
Acquired lease assets, net of accumulated amortization	3,972	—
Deferred costs	318	59
Investment in joint venture	(3,178)	(2,858)
Other assets	2,809	11,449

Total assets held for sale:	$261,554	$189,922

Liabilities related to assets held for sale:
Mortgages payable	$53,115	$104,262
Accrued expenses	3,292	4,628
Deferred revenue	2,284	1,405
Below market lease liabilities, net of accumulated amortization	1,681	—
Other liabilities	—	248

Total liabilities related to assets held for sale	60,372	110,543

Net assets held for sale	$201,182	$79,379

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

5. Dispositions and Assets Held for Sale (Continued)

        The following operating results of the assets held for sale as of March 31, 2009 and 2008, and the assets sold, are included in discontinued operations for all periods presented:

	Three months ended March 31,
	2009	2008
Operating results:
Revenues	$6,662	$2,005
Operating expenses	(11,522)	—
Interest expense	(777)	(1,375)
Depreciation and amortization	(636)	(713)
Equity in net income from unconsolidated joint venture	(364)	(214)

Net loss from operations	(6,637)	(297)
Yield maintenance fees	(91)	—
Net gains from disposals	358	—

Net loss from discontinued operations	$(6,370)	$(297)

        Discontinued operations have not been segregated in the consolidated statements of cash flows.

6. Investments in Unconsolidated Joint Ventures

  200 Franklin Square Drive, Somerset, New Jersey

        The Company owns a 25% interest in an equity owner and a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc, a wholly-owned subsidiary of Royal Phillips Electronics through December 2021. As of March 31, 2009 and December 31, 2008, the investment had a carrying value of $1,193 and $2,142, respectively. The Company recorded its pro rata share of net income of the joint venture of $30 and $31 for the three months ended March 31, 2009 and 2008, respectively.

  101 S. Marengo Avenue, Pasadena, California

        In November 2005, the Company closed on the purchase of a 50% interest in an office building in Pasadena, CA. The Company also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which is net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, ten-year fixed-rate first mortgage loan. For the three months ended March 31, 2009 and 2008, the Company recorded its pro rata share of net losses of the joint venture of $364 and $357, respectively. The Company sold its 50% interest in April 2009 for a gain.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

6. Investments in Unconsolidated Joint Ventures (Continued)

  2 Herald Square, New York, New York

        In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of March 31, 2009 and December 31, 2008, the investment had a carrying value of $27,381 and $26,118, respectively. For the three months ended March 31, 2009 and 2008, the Company recorded its pro rata share of net income of $1,263 and $1,504, respectively.

  885 Third Avenue, New York, New York

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of March 31, 2009 and December 31, 2008, the investment had a carrying value of $39,226 and $37,070 respectively. The Company recorded its pro rata share of net income of $1,519 and $1,931 for the three months ended March 31, 2009 and 2008, respectively.

  Citizens Portfolio

        The Company, through its acquisition of American Financial on April 1, 2008, obtained an interest in a joint venture with UBS. The joint venture, as of March 31, 2009, owns and manages 76 bank branches totaling approximately 380,000 square feet. These branches are fully occupied, on a triple-net basis, by Citizens Bank, N.A. and Charter One Bank, N.A., two bank subsidiaries of Citizens Financial Group, Inc. The investment had a carrying value of $9,311 and $10,495 at March 31, 2009 and December 31, 2008, respectively. The Company recorded its pro rata share of net loss of $641 for the three months ended March 31, 2009 and 2008, respectively.

  Whiteface, Lake Placid, New York

        In April 2008, the Company acquired via a deed-in-lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York. As of March 31, 2009 and December 31, 2008, the investment had a carrying value of $22,646 and $22,161, respectively. The Company recorded its pro rata share of net income of $41 for the three months ended March 31, 2009.

7. Collateralized Debt Obligations

        During 2005, the Company issued approximately $1,000,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. The CDO consists of $810,500 of investment grade notes,

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

7. Collateralized Debt Obligations (Continued)

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

        The Company retained all non-investment grade securities, the preferred shares and the common shares in the Issuers and Co-Issuers of each CDO. The Issuer in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of the Issuer of each CDO are consolidated in the Company's financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under the Company's repurchase agreements and to fund additional investments. Loans and other investments owned by the CDO Issuers and Co. Issuers, which loans and other investments serve as collateral for the CDO bonds, and the income generated from these investments is used to fund interest obligations of the CDO bonds and the remaining income, if any, is retained by the Company. The CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for the Company to receive such payments. If the Company fails these covenants in any of its CDOs, some or all cash flows from the applicable CDO would be diverted

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

7. Collateralized Debt Obligations (Continued)

to repay principal and interest on the outstanding CDO bonds and the Company may not receive some or all residual payments until that CDO regained compliance with such tests. The Company was in compliance with all such covenants as of March 31, 2009.

        During the three months ended March 31, 2008, the Company repurchased, at a discount, $13,500 of investment grade notes previously issued by two of our three CDOs. The Company recorded a net gain on the early extinguishment of debt of $3,690 for the three months ended March 31, 2008 in connection with the repurchase of notes of such Issuers.

8. Debt Obligations

Term Loan, Credit Facility and Repurchase Facility

        The facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility in 2004, and was subsequently increased to $500,000 effective April 2005. In July 2008, the original facility was terminated and a new facility was executed with Wachovia to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving credit facility equal to $100,000 with a credit spread of 242.5 basis points (which would have been increased to 267.5 basis points upon an extension of the maturity of the credit facility). The term of the credit facility was two years and the borrowers were able to extend the term for an additional twelve-month period if certain conditions were met. Advance rates for assets acquired pursuant to the credit facility varied from 50% to 80% of purchase price, depending on the type and structure of the asset. In April 2009, the Company entered into an amendment with Wachovia, pursuant to which the maturity date of the credit facility was extended to March 31, 2011 and the interest rate remained unchanged. The amendment also eliminated all financial covenants, eliminated Wachovia's right to impose future margin calls, reduced the recourse guarantee to be no more than $10,000, and eliminated cross default provisions with respect to the Company's other indebtedness. The Company made a $13,000 deposit and provided other credit support to backstop letters of credit of Wachovia issued in connection with the Company's mortgage debt obligations of certain of the Company's subsidiaries. The Company also agreed to attempt to divest of certain loan investments in the future in order to further deleverage the credit facility and to forego additional borrowing under the facility. At March 31, 2009, the Company designated four of the loan investments which secure the facility with a carrying value of $85,608 as held-for-sale and recorded an impairment charge of $21,460. The Company had accrued interest of $114 and borrowings of $60,870 at a weighted average spread to LIBOR of 2.05% as of March 31, 2009, and no accrued interest and borrowings of $72,254 on the repurchase facility at a weighted average spread to LIBOR of 2.68% as of December 31, 2008.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

8. Debt Obligations (Continued)

        Borrowings under the Wachovia facility at March 31, 2009 and December 31, 2008 were secured by the following investments:

	Carrying Value
Investment Type	2009	2008
Mezzanine loans	$134,589	$202,823

Total	$134,589	$202,823

        Subsidiaries of the Company also have entered into a repurchase facility with Goldman Sachs Mortgage Company, or Goldman. In October 2006, this facility was increased from $200,000 to $400,000 and its maturity date extended until September 2009. In August 2008, the facility was amended to reduce the borrowing capacity to $200,000 and to provide for an extension of the maturity to December 2010 for a fee, provided that no event of default has occurred. The facility bears interest at spreads of 2.00% to 2.30% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 65% to 75% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. In April 2009, the Company entered into an amendment to the amended and restated master repurchase agreement and amended guaranty with Goldman, pursuant to which all financial covenants in the amended and restated repurchase agreement and the amended guaranty were eliminated and certain other provisions of the amended and restated repurchase agreement and the amended guaranty were amended or deleted, including, among other things, the elimination of the existing recourse liability and a relaxation of certain affirmative and negative covenants. The Company made a cash payment to Goldman in the amount of $4,000 to reduce the borrowings under the repurchase agreement. The Company had accrued interest of $48 and borrowings of $18,731 at a weighted average spread to LIBOR of 2.50% as of March 31, 2009, and no accrued interest and borrowings of $23,643 at a weighted average spread to LIBOR of 2.50% under this facility at December 31, 2008.

        Borrowings under the Goldman repurchase facility at March 31, 2009 and December 31, 2008 were secured by the following investments:

	Carrying Value
Investment Type	2009	2008
Mezzanine loans	$50,589	$64,960

Total	$50,589	$64,960

        The Goldman repurchase facility and the Wachovia credit facility require that borrowings under these facilities be repaid as principal payments on the loans and investments pledged to these facilities

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

8. Debt Obligations (Continued)

are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, subordinate interests in whole loans and mezzanine loans.

        In January 2009, the Company closed a master repurchase facility with JP Morgan Chase Bank, N.A. or JP Morgan, in the amount of $9,500. The term of the facility was through July 23, 2010, the interest rate was 30-day LIBOR plus 175 basis points, the facility was recourse to the Company for 30% of the facility amount, and the facility was subject to normal mark-to-market provisions after March 2009. Proceeds under the facility, which was fully drawn at closing, were used to retire certain borrowings under the Wachovia credit facility. This facility was secured by a perfected security interest in a single debt investment. In March 2009, the Company terminated this facility by making a cash payment of approximately $1,880 and transferring the full ownership and control of, and responsibility for, the related loan collateral to JP Morgan. The Company recorded an impairment charge of $8,843 in connection with the collateral transfer.

Unsecured Credit Facility

        In May 2006, the Company closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option. In June 2007, the facility was increased to $175,000. The facility was supported by a negative pledge of an identified asset base. In March 2009, the Company entered into an amendment and compromise agreement with KeyBank to settle and satisfy the loan obligations at a discount for a current cash payment of $45,000 and a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities in the Company's CDOs. The Company recorded a net gain on extinguishment of debt of $107,229 pursuant to this agreement. The $15,000 in potential cash distribution is recorded in other liabilities on the Company's balance sheet as of March 31, 2009. The Company had accrued interest of $1,405 and borrowings of $172,301 as of December 31, 2008.

Mortgage Loans

        Certain real estate assets are subject to mortgage liens. As of March 31, 2009, 720 of the Company's real estate assets were encumbered with mortgages and mezzanine loans with a cumulative outstanding balance of $2,378,623. The Company's mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. The Company is in compliance with these ratios as of March 31, 2009. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company's ability to release properties from the financing may be restricted and the lender may be able to "trap" portfolio cash flow until the required ratios are met on an ongoing basis.

  Goldman Mortgage Loan

        On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement, or the Goldman Mortgage Loan, with Goldman Sachs

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

8. Debt Obligations (Continued)

Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Borrowers and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee, during the first six months payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement described below was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR.

        The Goldman Mortgage Loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $700. Since August 2008, $625 of this reserve was released to the Goldman Loan Borrowers, leaving a balance of $75 reserved with the lender as of March 31, 2009. The lenders may upon the Company's request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        The Company had accrued interest of $290 and borrowings of $241,324 as of March 31, 2009.

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

        The Company had accrued interest of $429 as of March 31, 2009.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

8. Debt Obligations (Continued)

        Certain of the Company's mortgage notes payable related to assets held for sale contain provisions that require the Company to compensate the lender for the early repayment of the loan.

        The PB Loan Agreement contains certain semi-annual covenants relating to liquidity and tangible net worth. As of December 31, 2008, the last testing date, the Company was in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

        On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between The Mezzanine Borrowers and GSCMC and Citicorp, The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans, pursuant to which an indirect wholly-owned subsidiary of the Company is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans by the lenders, the Junior Mezzanine loan and the Senior Mezzanine Loan. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR, the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans.

        The Goldman Mezzanine Loan required and the Senior Mezzanine loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $850. Since August 2008, $575 of this reserve was released to the Mezzanine Borrowers, leaving a balance of $275 reserved with the lender as of March 31, 2009. The lender may upon the Company's request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        The Company had accrued interest of $1,599 and borrowings of $573,464 as of March 31, 2009.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

8. Debt Obligations (Continued)

Junior Subordinated Notes

        In May 2005, August 2005 and January 2006, the Company completed issuances of $50,000 each in unsecured trust preferred securities through three Delaware Statutory Trusts, or DSTs, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust III, or GCT III, that were wholly-owned subsidiaries of the Operating Partnership. The securities issued in May 2005 bore interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bore interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter, the rates were to float based on the three-month LIBOR plus 300 basis points. The securities issued in January 2006 bore interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter, the rate was to float based on the three-month LIBOR plus 270 basis points.

        In January 2009, the Operating Partnership entered into an exchange agreement with the holders of the securities, pursuant to which the Operating Partnership and the holders agreed to exchange all of the previously issued trust preferred securities for newly issued unsecured junior subordinated notes, or the Junior Notes, in the aggregate principal amount of $150,000. The Junior Notes will mature on June 30, 2035, or the Maturity Date, and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity Date. The Company, at its option, may redeem the Junior Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount of the Junior Notes. The optional redemption of the Junior Notes in part must be made in at least $25,000 increments. The Junior Notes also contain additional covenants restricting, among other things, the Company's ability to declare or pay any dividends during the calendar year 2009 (except to maintain its REIT status), or make any payment or redeem any debt securities ranked pari passu or junior to the Junior Notes. In connection with the exchange agreement, the final payment on the trust preferred securities for the period October 30, 2008 through January 29, 2009 was revised to be at a reduced interest rate of 0.50% per annum.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

8. Debt Obligations (Continued)

        The following is a summary of mortgage notes payable, mezzanine loan and acquisition loan facilities as of March 31, 2009:

	Encumbered Properties	Balance		Interest Rates	Maturity Dates
Fixed-rate mortgages	477	$1,323,835	(1)	4.5% to 8.3%	7/1/09 to 9/1/23
Variable-rate mortgages	243	1,054,788		2.1% to 6.6%	3/9/10 to 4/1/13

Total mortgage notes payable	720	2,378,623

Above/below market interest		19,468
Mortgage notes payable related to assets held for sale	(1)	(53,115)

Balance, March 31, 2009	719	$2,344,976

(1)
Includes $89,352 of debt that is collateralized by $100,483 of pledged Treasury securities, net of discounts and premiums and $4,457 of debt that relates to the proportionate share of the 11% minority interest holder in 801 Market Street as of March 31, 2009.

        Combined aggregate principal maturities of the Company's consolidated CDOs, Goldman repurchase facility and Wachovia credit facility, term loan, junior subordinated notes, mortgage loans and mezzanine loans (including the Goldman Mortgage, Senior Mezzanine Loan and Junior Mezzanine loan) as of March 31, 2009 are as follows:

	CDOs	Term Loan, Credit Facility and Repurchase Facility	Junior Subordinated Notes	Mortgage and Mezzanine Loans	Total
2009 (April 1 – December 31)	$—	$—	$—	$69,791	$69,791
2010	—	18,731	—	852,281	871,012
2011	—	60,870	—	25,121	85,991
2012	—	—	—	80,275	80,275
2013	—	—	—	682,067	682,067
Thereafter	2,607,759	—	150,000	669,088	3,426,847
Above/Below Market Interest				19,468	19,468

Total	$2,607,759	$79,601	$150,000	$2,398,091	$5,235,451

9. Lease Agreements

        The Company's properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

9. Lease Agreements (Continued)

renewal options. Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of March 31, 2009 are as follows:

Operating Lease
2009 (April 1 – December 31)	$203,700
2010	261,715
2011	204,117
2012	187,098
2013	176,384
Thereafter	1,323,224

Total minimum lease payments	$2,356,238

10. Operating Partnership Agreement/Manager

        At March 31, 2009 and December 31, 2008, the Company owned all of the Class A limited partner interests in the Operating Partnership. At March 31, 2009 and December 31, 2008, all of the Class B limited partner interests were owned by SL Green Operating Partnership, L.P. At March 31, 2009 and December 31, 2008, all of the interests in the Manager were held by SL Green Operating Partnership, L.P. In April 2009, the Company completed the internalization of the management through the direct acquisition of the Manager. The consideration paid to SL Green in the transaction was de minimis. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Company owns all of the Class B limited partner interests (which have been cancelled) and all of the interests in the Manager.

11. Related Party Transactions

        On April 24, 2009, in connection with the internalization, the Company and the Operating Partnership entered into that certain securities transfer agreement with SL Green Operating Partnership, L.P., GKK Manager Member Corp. and SL Green, pursuant to which (i) SL Green Operating Partnership, L.P. and GKK Manager Member Corp. agreed to transfer to the Operating Partnership membership interests in the Manager and (ii) SL Green Operating Partnership, L.P. agreed to transfer to the Operating Partnership its Class B limited partner interests in the Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities. No distributions were due on the Class B limited partner interests for the period ended March 31, 2009 or otherwise in connection with the internalization.

        Concurrently with the execution of the securities transfer agreement, the Company also entered into that certain special rights agreement with SL Green Operating Partnership, L.P. and SL Green, pursuant to which SL Green and SL Green Operating Partnership, L.P. agreed to provide the Company certain management information systems services from April 24, 2009 through the date that is 90 days thereafter and the Company agreed to pay SL Green Operating Partnership, L.P. a monthly cash fee of

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

11. Related Party Transactions (Continued)

$25 in connection therewith. The Company also agreed to use its best efforts to operate as a REIT during each taxable year and to cause the Company's tax counsel to provide legal opinions to SL Green relating to the Company's REIT status. Other than with respect to the transitional services provisions of the special rights agreement as set forth therein, the special rights agreement will terminate when SL Green Operating Partnership, L.P. ceases to own at least 7.5% of the shares of the Company's common stock.

        In connection with its initial public offering, the Company entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. The Company paid the Manager an annual management fee equal to 1.75% of the Company's gross stockholders equity (as defined in the management agreement) inclusive of the Company's trust preferred securities. In October 2008, the Company entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of the Company's gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to the Company. The Company incurred expense to the Manager under this agreement of an aggregate of $5,672 and $7,145 for the three months ended March 31, 2009 and 2008, respectively.

        Prior to the internalization, to provide an incentive to enhance the value of the Company's common stock, the holders of the Class B limited partner interests of the Operating Partnership were entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of the Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such became probable and reasonably estimable in accordance with the partnership agreement. In October 2008, the Company entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provided that the starting January 1, 2009, the incentive distribution can be paid, at the Company's option, in cash or shares of common stock. In December 2008, the Company entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to the Company, 1.9 million shares of the Company's common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests of the Operating Partnership may have had to the Operating Partnership, and the Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of the Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

11. Related Party Transactions (Continued)

2008 calendar year. The Company incurred approximately $2,496 with respect to such Class B limited partner interests for the three months ended March 31, 2008. No incentive distribution was earned by the Class B limited partner interests for the three months ended March 31, 2009.

        Prior to the internalization, the Company was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between the Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green Operating Partnership, L.P. by the Company of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee could have been reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by the Company. The outsource agreement provided for an annual fee payable by the Company, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the three months ended March 31, 2008, the Company realized expense of $341, to the Manager under the outsource agreement. For the three months ended March 31, 2008, the Company realized expense of $1,324, to the Manager under the asset servicing agreement. In October 2008, each of the asset servicing agreement and outsource agreement was terminated, effective as of September 30, 2008. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which the Company was obligated to reimburse the Manager for its costs incurred there under from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to the Company's CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to the Company's CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate will be entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets.

        On October 27, 2008, the Company entered into a services agreement with SL Green and SL Green Operating Partnership, L.P. which was subsequently terminated in connection with the internalization. Pursuant to the services agreement, SL Green agreed to provide consulting and other services to the Company. SL Green would make Marc Holliday, Andrew Mathias and David Schonbraun available in connection with the provision of the services until the earliest of (i) September 30, 2009, (ii) the termination of the management agreement or (iii) with respect to a particular executive, the termination of any such executive's employment with SL Green. In

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

11. Related Party Transactions (Continued)

consideration for the consulting services, the Company paid a fee to SL Green of $200 per month, payable, at its option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of the Company's common stock trade, shares of its common stock. SL Green also provided the Company with certain other services described in the services agreement for a fee of $100 per month in cash and for a period terminating at the earlier of (i) three months after the date of the services agreement, subject to a one-time 30-day extension, or (ii) the termination of the management agreement. By a separate agreement and a separate fee, SL Green and SL Green Operating Partnership, L.P. agreed to perform special servicer activities for the Company through one of their rated special serving affiliates for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter or (ii) a date on which a new special servicer agreement is entered into between the Manager a rated third-party servicer.

        In connection with the closing of the Company's first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Board of Directors had allocated to the Manager the subordinate collateral management fee paid on the CDO notes not held by the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager had, commencing July 1, 2008, agreed to remit this amount to the Company. At March 31, 2009 and December 31, 2008, the Company owned all of the non-investment grade bonds, preferred equity and equity in the 2005 CDO. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to the Company. For the three months ended March 31, 2008, the Company realized expense of $512 to the Manager under such collateral management agreement.

        Prior to the internalization, fees payable in connection with CDOs or other securitization vehicles, except for the 2005 CDO, were governed by the management agreement. Pursuant to the management agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliates will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDOs structured

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

11. Related Party Transactions (Continued)

to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated the Company or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager, commencing July 1, 2008, agreed to remit this amount to the Company. For the three months ended March 31, 2008, the Company realized expense of approximately $571 to the Manager under this agreement. With respect to the CDO which closed in August, 2007, the Company realized expense to the Manager of $216 for the three months ended March 31, 2008.

        In connection with the internalization, the management agreement was terminated and the fees payable in connection with the Company's 2006 and 2007 CDOs will be governed by their respective collateral management agreements. The collateral management agreement for the Company's 2006 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral management agreement for the Company's 2007 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to (i) 0.05% per annum of the aggregate principal balance of the CMBS securities, (ii) 0.10% per annum of the aggregate principal balance of loans, preferred equity securities, cash and certain defaulted securities, and (iii) a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the aggregate principal balance of the loans, preferred equity securities, cash and certain defaulted securities.

        Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for the Company's corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

11. Related Party Transactions (Continued)

with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. The Company leases approximately 5,200 additional square feet, on a month-to-month basis pursuant to amendments to the prime lease, for approximately $271 per annum. For the three months ended March 31, 2009 and 2008, the Company paid $100 and $62, under this lease, respectively.

        In July 2005, the Company closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of March 31, 2009 and December 31, 2008, the loan had a book value of $39,450 and $39,520, respectively.

        In March 2006, the Company closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when the Company originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and had a book value of $86,617 and $90,595 as of March 31, 2009 and December 31, 2008, respectively.

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

        In December 2006, the Company acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan. As of March 31, 2009 and December 31, 2008, the loan had a book value of $104,949 and $118,703, respectively.

        In January 2007, the Company originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event the Company's loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from the Company and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of March 31, 2009 and December 31, 2008, the Company's interest in the whole loan had a carrying value of $62,512 and $66,707, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

11. Related Party Transactions (Continued)

        In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of March 31, 2009 and December 31, 2008, the investment had a carrying value of $27,381 and $26,118, respectively. The Company recorded its pro rata share of net income of $1,263 and $1,504 for the three months ended March 31, 2009 and 2008, respectively.

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of March 31, 2009 and December 31, 2008, the investment had a carrying value of $39,226 and $37,070, respectively. The Company recorded its pro rata share of net income of $1,519 and $1,931 for the three months ended March 31, 2009 and 2008, respectively.

        The Company's agreements with SL Green in connection with the Company's commercial property investments in 885 Third Avenue and Two Herald Square, contain a buy-sell provision that can be triggered by the Company in the event it and SL Green are unable to agree upon a major decision that would materially impair the value of the assets. Such major decisions involve the sale or refinancing of the assets, any extensions or modifications to the leases with the tenant therein or any material capital expenditures.

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

        In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter the Company participated 50% of its interest in the loan back to SL Green. As of March 31, 2009 and December 31, 2008, the loan has a book value of $8,951 and

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

11. Related Party Transactions (Continued)

$11,925, respectively. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of March 31, 2009 and December 31, 2008 the loan had a book value of $22,836 and $28,026, respectively.

        In November 2007, the Company acquired from a syndicate comprised of financial institutions a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%. As of March 31, 2009 and December 31, 2008, the loan had a book value of $0 and $15,655, respectively.

        In December 2007, the Company acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter the Company participated 50% of its interest in the loan to an affiliate of SL Green. The investment, which is secured by a retail property in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. As of March 31, 2009 and December 31, 2008, the loan had a book value of $17,144 and $24,599, respectively.

        In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter the Company participated 50% of the Company's interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of March 31, 2009 and December 31, 2008, the loan had a book value of $47,335 and $46,488, respectively.

        In connection with the closing of the acquisition of American Financial, the Company, as part of a larger financing, received financing of $50,000 from SL Green, which is described more fully in Note 8. An affiliate SL Green was granted 644,787 shares of common stock for services rendered, subject to a one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance.

        In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of March 31, 2009 and December 31, 2008, the loan had a book value of $9,283 and $9,324, respectively.

        In September 2008, the Company closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower's interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of March 31, 2009 and December 31, 2008, the loan had a book value of $30,821 and $30,367, respectively.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

11. Related Party Transactions (Continued)

        Bright Star Couriers LLC, or Bright Star, provides messenger services to the Company. Bright Star is owned by Gary Green, a son of Stephen L. Green, the Company's Chairman. The aggregate amount of fees paid by the Company for such services was less than $2 for each of the three months ended March 31, 2009 and 2008.

12. Deferred Costs

        Deferred costs at March 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Deferred financing	$76,739	$77,102
Deferred acquisition	1,612	1,600
Deferred leasing	1,372	1,056

	79,723	79,758
Less accumulated amortization	(32,389)	(26,451)

	47,334	53,307
Less held for sale	(318)	(59)

	$47,016	$53,248

        Deferred financing costs relate to the Company's existing Goldman repurchase facility, the Company's term loan and credit facility with Wachovia, the Goldman Mortgage Loan, the Goldman Senior and Junior Mezzanine Loans, the PB Loan Agreement, the Company's CDOs, mortgage loans, and the junior subordinated notes. These costs are amortized on a straight-line basis to interest expense based on the contractual term of the related financing.

        Deferred acquisition costs consist of fees and direct costs incurred to originate the Company's investments and are amortized using the effective yield method over the related term of the investment.

        Deferred leasing costs include direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

13. Fair Value of Financial Instruments

        The Company adopted SFAS 157 which, among other things, requires additional disclosures about financial instruments, carried at fair value. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The following discussion of fair value was determined by the Manager, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

13. Fair Value of Financial Instruments (Continued)

will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Fair Value on a Recurring Basis

        The Company uses fair value measurements on a recurring basis in its assessment of assets classified as loans and other lending investments held for sale, which are reported at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments.

        Liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations. Derivatives were classified as Level III due to the significance of the credit valuation allowance which is based upon less observable inputs.

At March 31, 2009	Total	Level I	Level II	Level III
Financial Assets:
Lending investments held for sale	$152,451	$—	$—	$152,451
Financial Liabilities:
Derivative instruments	$206,529	$—	$—	$206,529

Fair Value on a Non-Recurring Basis

        The Company uses fair value measurements on a nonrecurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for possible loan losses. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded:

At March 31, 2009	Total	Level I	Level II	Level III
Financial Assets:
Lending investments	$273,192	$—	$—	$273,192

        The total change in fair value of financial instruments for which a fair value adjustment has been included in the condensed consolidated statements of operations for the three months ended March 31, 2009 was $137,199.

        The valuations derived from pricing models overall valuation process may include adjustments to the financial instruments. These adjustments may be made when, in management's judgment, either the size of the position in the financial instrument or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the pricing models. Additionally, an adjustment from the price derived from a model typically reflects management's judgment that other participants in the market for the financial instrument being

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

13. Fair Value of Financial Instruments (Continued)

measured at fair value would also consider such an adjustment in pricing that same financial instrument.

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

14. Stockholders' Equity

        The Company's authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2009, 49,863,831 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

Preferred Stock

        In April 2007, the Company issued 4,600,000 shares of its 8.125% Series A cumulative redeemable preferred stock (including the underwriters' over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares are entitled to receive annual dividends of $2.03125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, the Company may at its option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205.

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

        In December 2008, the Company entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to the Company, 1.9 million shares of the Company's common stock, in full satisfaction of all potential obligations that the holders of Class B limited partner interests may have in respect of the recalculation

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

14. Stockholders' Equity (Continued)

of the distribution amount to the holders at the end of 2008 calendar year. The shares of common stock were cancelled upon receipt by the Company. Subsequent to the letter agreement, SL Green Operating Partnership L.P. owned approximately 12.5% of the outstanding shares of the Company's common stock.

Equity Incentive Plan

        As part of the Company's initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors' fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At March 31, 2009, 1,016,765 shares of common stock were available for issuance under the Equity Incentive Plan.

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

        A summary of the status of the Company's stock options as of March 31, 2009 and December 31, 2008 are presented below:

	March 31, 2009		December 31, 2008
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,691,336	$17.61	1,428,169	$22.82
Modification	—	$—	110,716	$—
Granted	30,000	$1.25	385,000	$5.30
Exercised	—	$—	(85,547)	$14.83
Lapsed or cancelled	—	$—	(147,002)	$25.52

Balance at end of period	1,721,336	$17.32	1,691,336	$17.61

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

14. Stockholders' Equity (Continued)

        For the three months ended March 31, 2009, all options were granted at a price of $1.25. The remaining weighted average contractual life of the options was 7.5 years. Compensation expense of $14 and $263 was recorded for the three months ended March 31, 2009 and 2008, respectively, related to the issuance of stock options.

        Through March 31, 2009, 1,135,004 restricted shares had been issued under the Equity Incentive Plan, of which 48% have vested. The vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $45 and $599 was recorded for the three months ended March 31, 2009 and 2008, respectively, related to the issuance of restricted shares.

Employee Stock Purchase Plan

        In November 2007, the Company's board of directors adopted, and the stockholders subsequently approved in June 2008, the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make the Company's business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code and has been adopted by the board to enable the Company's eligible employees to purchase its shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 250,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP. The common stock will be offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period.

Outperformance Plan

        In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, were to share in a "performance pool" if the Company's total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The Company recorded the expense of the plan award in accordance with FASB Statement No. 123(R). Compensation expense of $308 was recorded for the three months ended March 31, 2008, related to the 2005 Outperformance Plan. Based on the Company's total return to stockholders as of the May 31, 2008 measurement period conclusion date, the Company did not meet the minimum 30% return threshold and accordingly, the plan participants automatically forfeited the LTIP Units and the 2005 Outperformance Plan expired as of that date.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

14. Stockholders' Equity (Continued)

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

        As of March 31, 2009, there were approximately 112,756 phantom stock units outstanding, of which 100,759 units are vested.

Earnings per Share

        Earnings per share for the three months ended March 31, 2009 and 2008 is computed as follows:

	Three Months Ended March 31,
	2009	2008
Numerator (Income)
Basic Earnings:
Net income (loss) available to common stockholders	$(27,291)	$23,135
Effect of dilutive securities	—	—
Diluted Earnings:

Net income available to common stockholders	$(27,291)	$23,135

Denominator (Weighted Average Shares)
Basic
Shares available to common stockholders	49,860	34,854
Effect of Diluted Securities:
Stock-based compensation plans	58	122
Phantom stock units	112	39

Diluted Shares	50,030	35,015

15. Benefit Plans

        At March 31, 2009, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan, 401(k) plan or other benefits plans. As an affiliate of SL Green, the Company's employees are covered by a 401(K) Savings/Retirement Plan implemented by SL Green.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

15. Benefit Plans (Continued)

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

        As of March 31, 2009, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2101. These lease obligations generally contain rent increases and renewal options.

        Future minimum lease payments under non-cancelable operating leases as of March 31, 2009 are as follows:

2009 (April 1 – December 31)	$14,222
2010	18,817
2011	18,705
2012	18,348
2013	18,285
Thereafter	150,333

Total	$238,710

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

        Certain real estate assets are pledged as collateral for mortgage loans held by two of the Company's CDOs. Additionally, borrowings secured by these pledges are guaranteed by the Company.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

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

        The following table summarizes the notional and fair value of the Company's derivative financial instruments at March 31, 2009. The notional value is an indication of the extent of the Company's involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$3,465	4.280%	7/2005	12/2009	$(81)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(121)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	7/2015	(1,299)
Interest Rate Swap	3 month LIBOR	12,000	3.063%	1/2008	7/2010	(270)
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(937)
Interest Rate Swap	3 month LIBOR	2,000	3.073%	1/2008	7/2010	(44)
Interest Rate Swap	3 month LIBOR	347,908	5.408%	8/2007	5/2017	(50,901)
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	(137,279)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	(7,829)
Interest Rate Swap	3 month LIBOR	24,143	5.114%	2/2008	1/2017	(2,926)
Interest Rate Swap	3 month LIBOR	16,412	5.203%	2/2008	5/2017	(2,065)
Interest Rate Swap	3 month LIBOR	4,700	3.170%	4/2008	4/2012	(183)
Interest Rate Swap	1 month LIBOR	9,375	4.260%	8/2008	1/2015	(784)
Interest Rate Cap	1 month LIBOR	250,000	5.250%	4/2008	3/2010	—
Interest Rate Cap	1 month LIBOR	600,000	5.250%	8/2008	3/2010	—
Interest Rate Cap	3 month LIBOR	10,000	3.920%	10/2008	10/2013	(658)
Interest Rate Cap	3 month LIBOR	17,500	3.920%	10/2008	10/2013	(1,152)

Total		$2,069,777				$(206,529)

        At March 31, 2009, derivative instruments were reported at their fair value as a net liability of $206,529. Offsetting adjustments are represented as deferred losses in Accumulated Other Comprehensive Income of $48,925. For the three months ended March 31, 2009, the Company recognized a decrease to interest expense of $9 attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all derivative instruments are

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

17. Financial Instruments: Derivatives and Hedging (Continued)

designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

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

        For the three months ended March 31, 2009 and 2008, the Company recorded $2,267 and $11 of income tax expense, respectively, in net income (loss) from continuing operations. Included in tax expense for the three months ended March 31, 2009 is $2,100 of state income taxes on the gain of extinguishment of debt of $107,299. Under federal tax law, we are allowed to defer this gain until 2014, but not all states follow this federal rule.

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

20. Segment Reporting

        Prior to the acquisition of American Financial, the Company was a REIT focused primarily on originating and acquiring loans and securities related to real estate, and under the provisions of SFAS 131 operated in only one segment. As a result of the acquisition of American Financial, the Company has determined that it has two reportable operating segments: Finance and Real Estate. The reportable segments were determined based on the management approach, which looks to the Company's internal organizational structure. These two lines of business require different support infrastructures.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2009

20. Segment Reporting (Continued)

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

        The Company evaluates performance based on the following financial measures for each segment:

	Finance	Real Estate	Corporate/ Other(1)	Total Company
Three months ended March 31, 2009
Total revenues(2)	$55,173	$109,022	$—	$164,195
Earnings (loss) from unconsolidated joint ventures	2,853	(641)	—	2,212
Total operating and interest expense(3)	(71,021)	(105,187)	(8,784)	(184,992)

Net income (loss) from continuing operations(4)	$(12,995)	$3,194	$(8,784)	$(18,585)

Total Assets	$4,120,552	$4,083,506	$(716,094)	$7,487,964

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

(3)
Total operating and interest expense includes provision for loan losses for the Finance business and operating costs on commercial property assets for the Real Estate business, and interest expense and loss on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $30,698 for the three months ended March 31, 2009 is included in the amounts presented above.

(4)
Net operating income represents income before provision for taxes, minority interest and discontinued operations.

ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited, amounts in thousands, except for share and per share data)

Overview

        Gramercy Capital Corp. is a self-managed, integrated commercial real estate finance and property investment company. We were formed in April 2004 and commenced operations upon the completion of our initial public offering in August 2004. On April 1, 2008, we completed the acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financial's secured debt. The acquisition transformed our company from a pure specialty finance company into a $7.8 billion diversified enterprise with complementary business lines consisting of commercial real estate finance and property investments.

        Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Our property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are for the most part deposit taking commercial banks, thrifts and credit unions, which we generally refer to as "banks." Our portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wachovia Bank, National Association (now owned by Wells Fargo & Company, or Wells Fargo), or Wachovia Bank, Regions Financial Corporation, or Regions Financial, and Citizens Financial Group, Inc., or Citizen Financial, and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of us through which our commercial real estate finance and property investment businesses are conducted.

        We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. We were externally managed and advised by GKK Manager LLC, or the Manager, a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green. In April 2009, we completed the internalization of the management through the direct acquisition of the Manager. As a self-managed integrated commercial real estate finance and property investment company, beginning in May 2009, management and incentive fees payable by us to our external manager have ceased and we added 77 former employees of the Manager to our own staff. We expensed $2,826 for acquisition costs incurred through March 31, 2009 in connection with the internalization.

        We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent we distribute our income to our stockholders. We have in the past established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities. Unless the context requires otherwise, all references to "we," "our" and "us" mean Gramercy Capital Corp.

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

        We believe the current environment of rapidly changing and evolving markets will provide increasing challenges to both our industry and our company. We continue to believe the commercial lending business can provide attractive risk-adjusted returns, however, it is being adversely affected by volatility in the credit and capital markets and due to these uncertainties, we are experiencing the following: (i) sharply lower loan originations, (ii) reduced access to capital, and increased cost of financing, (iii) reduced cash available for distribution to stockholders, particularly as our portfolio is reduced by scheduled maturities and prepayments and (iv) increased instances of defaults by borrowers.

        During 2008 and to date in 2009, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt investments have reach all-time highs, issuance levels of CMBS have ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. We believe that the continuing dislocation in the debt capital markets, coupled with a recession in the U.S., has reduced property valuations and has adversely impacted commercial real estate fundamentals. These developments can impact and have impacted the performance of our existing portfolio of financial and real property assets. Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing, rental payments on the majority of our owned properties and interest rate derivatives. We expect the general unavailability of credit to continue at least through 2009 and perhaps beyond.

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

        We have responded to these difficult conditions by sharply decreasing investment activity when we observed deteriorating market conditions, increasing our liquidity, extending debt maturities and restructuring certain of our debt facilities. In addition, beginning with the third quarter of 2008, our board of directors elected to not pay the dividend on common stock, which for the second quarter of 2008 was $0.63 per share. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The preferred stock dividend for the fourth quarter of 2008 and the first quarter of 2009 has been accrued for as of March 31, 2009. In January 2009, we exchanged our $150,000 of trust preferred securities for a new $150,000 junior subordinated debenture. As part of such transaction, we agreed that we will not make any distributions on, or repurchases of, our common stock or preferred stock for all of 2009, other than as may be required to maintain our REIT status. Our board of directors will revisit our dividend policy in 2010. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements.

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

        All of our term CDO liabilities are in their reinvestment periods which means when the underlying assets repay we are able to reinvest the proceeds (assuming we are in compliance in our CDOs with certain financial covenants) in new assets without having to repay the liabilities. Because credit spreads are currently much wider than when we issued these liabilities, we currently expect to earn a higher return on equity on capital redeployed in this market. Approximately $1.1 billion, or 49.0%, of our loans have maturity dates in 2009. However, many of these loans contain extension options of at least six months (many subject to performance criteria) and we expect that substantially all loans that qualify will be extended, so it is difficult to estimate how much capital from initial maturities or early pre-payments may be recycled into higher earning investments.

        We believe that in the longer term, liquidity and reasonably priced financing pricing could return to the commercial real estate finance markets but that in the near term, new financing sources must be developed in order to attractively fund working capital, debt service and incremental new investment activity to service and refinance debt and to fund operations. We believe these sources could include term loans from financial institutions and life companies, more restrictive commercial real estate finance structures which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets.

        The recent credit crisis has put many borrowers and financial institutions, including many of our borrowers and tenants, under increasing amounts of financial and capital distress. This has led to an increased incidence of defaults under loans and leases and could lead to increased vacancy rates in office properties servicing these institutions.

        The aggregate carrying values, allocated by product type and weighted average coupons of our loans, and other lending investments and CMBS investments as of March 31, 2009 and December 31, 2008, including loans held for sale, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield(3)		Floating Rate: Average Spread over LIBOR(2)
	2009	2008	2009	2008	2009	2008	2008	2007
Whole loans, floating rate	$1,154,882	$1,222,991	55.9%	55.3%	—	—	422 bps	418 bps
Whole loans, fixed rate	178,904	189,946	8.5%	8.6%	7.14%	7.17%	—	—
Subordinate interests in whole loans, floating rate	80,299	80,608	3.9%	3.6%	—	—	242 bps	564 bps
Subordinate interests in whole loans, fixed rate	63,464	63,179	3.1%	2.9%	9.16%	9.22%	—	—
Mezzanine loans, floating rate	340,413	396,190	16.4%	17.9%	—	—	646 bps	654 bps
Mezzanine loans, fixed rate	237,082	248,558	11.4%	11.2%	10.11%	10.21%	—	—
Preferred equity, fixed rate	12,012	12,001	0.6%	0.5%	10.22%	10.22%	—	—

Subtotal/ Weighted average	2,067,056	2,213,473	100.0%	100.0%	8.91%	8.96%	461 bps	480 bps

CMBS, floating rate	71,948	70,893	8.1%	8.1%	—	—	987 bps	945 bps
CMBS, fixed rate	815,637	799,080	91.9%	91.9%	6.25%	6.26%	—	—

Subtotal/ Weighted average	887,585	869,973	100.0%	100.0%	6.25%	6.26%	987 bps	945 bps

Total	$2,954,641	$3,083,446	100.0%	100.0%	7.25%	7.32%	484 bps	498 bps

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

(3)
Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans—floating rate of approximately $103,400 with an effective spread of 625 basis points and non-performing loans classified as whole loans—fixed rate of approximately 56,800 with an effective yield of 7.67%.

        As of March 31, 2009, Gramercy Finance also held interests in two credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

        As of March 31, 2009, Gramercy Realty owned a portfolio comprised of 682 bank branches, 333 office buildings and six land parcels, of which 76 bank branches and one office building were partially owned through joint ventures. Our wholly-owned properties aggregated approximately 26.2 million rentable square feet and our partially-owned properties aggregated approximately 0.7 million rentable square feet, including 0.4 million rentable square feet in an unconsolidated joint venture. As of March 31, 2009, the occupancy of our wholly-owned properties was 88.4% and the occupancy for our partially-owned properties was 99.9%. Our two largest tenants are Bank of America, and Wachovia Bank, (now owned by Wells Fargo & Company), and, as of March 31, 2009, they represented approximately 40.9% and 15.3%, respectively, of the rental income of our portfolio and occupied approximately 47.1% and 18.3%, respectively, of our total rentable square feet.

        Summarized in the table below are our key property portfolio statistics as of March 31, 2009 and December 31, 2008:

	Number of Properties		SquareFeet		Occupancy
Portfolio	At March 31, 2009	At December 31, 2008	At March 31, 2009	At December 31, 2008	At March 31, 2009	At December 31, 2008
Core	647	644	20,053,620	20,747,772	96.3%	96.0%
Value—Add(1)	210	222	4,598,848	4,721,333	66.7%	70.1%

Subtotal	857	866	24,652,468	25,469,105	90.7%	91.2%

Held for Sale(2)	88	103	1,917,001	1,337,709	59.8%	42.1%

Total	945	969	26,569,469	26,806,814	88.5%	88.7%

(1)
Reflects one leasehold termination.

(2)
Includes two properties reclassified from Value—Add to Held for Sale.

        Due to the nature of the business of our tenant base, which places a high premium on serving its customers from a well established distribution network, we typically enter into long-term net leases with our financial institution tenants. As of March 31, 2009, the weighted average remaining term of our leases was 10.2 years and approximately 79.9% of our base revenue was derived from triple-net and bond-net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, we are focused on maximizing the value of our portfolio through acquisitions and strategic sales and through effective and efficient property management and leasing operations.

        We rely on the credit and equity markets to finance and grow our business. Currently, nearly all capital and credit markets are experiencing decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital and credit markets remain at or near all-time highs with liquidity extremely low or virtually non-existent compared to historical standards. As a result, most commercial real estate finance and financial services industry participants, including us, have reduced new investment activity until the capital and credit markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing vacant space, and reducing corporate overhead as a percentage of our total assets and total revenues.

        Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consists of (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short term liquidity requirements. Due to continued market turbulence, we do not anticipate having the ability in the near term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely on cash at hand, cash flows from operations, principal and lease payments on our investments and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

        The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail these covenants in some or all of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we may not receive any payments in respect of some or all CDO bonds we own, our equity in the CDOs and the subordinate management fee until that CDO regained compliance with such tests. While we were in compliance with all such covenants as of March 31, 2009, our compliance margin was thin and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future.

        In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses, with (i) cash on hand, (ii) income from any CDO not in default, (iii) income from our real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the ability to cure defaults which would resume normal payments to us. However, we may not have sufficient liquidity available to do so at such time.

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

        At March 31, 2009, we owned securities of three controlling class CMBS trusts with a carrying value of $39,938. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. At March 31, 2009, our maximum exposure to loss as a result of our investment in these QSPEs totaled $39,938 which equals the book value of these investments as of March 31, 2009.

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

        Results of operations of properties acquired are included in the consolidated statements of operations from the date of acquisition.

        We also review the recoverability of the property's carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose for assets held for sale. These assessments are recorded as an impairment loss in the consolidated statements of operations, resulting in an immediate negative adjustment to net income.

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

Investments in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and we are not considered to be the primary beneficiary under FIN 46R. In the joint ventures, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to us. As of March 31, 2009 and December 31, 2008, we had investments of $99,433 and $96,777 in unconsolidated joint ventures, respectively.

Assets Held for Sale

  Loans and Other Lending Investments Held for Sale

        Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of March 31, 2009 and December 31, 2008, we had loans and other lending investments held for sale of $152,451 and $0, respectively. At March 31, 2009, we recorded an impairment charge of $84,428 related to the mark-to-market of the loans designated as held for sale.

  Real Estate and CTL Investments Held for Sale

        In accordance with FASB No. 144, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as Discontinued Operations. As of March 31, 2009 and December 31, 2008, we had real estate investments held for sale of $109,103 and $189,922, respectively.

Commercial Mortgage-Backed Securities

        We designate our CMBS investments pursuant to FASB No. 115, or SFAS No. 115, on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of operations using the level yield method. CMBS securities that we do not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholder's equity. Unrealized losses on securities that in the judgment of management are other than temporary are charged against earnings as a loss on the consolidated statement of operations. In November 2007, subsequent to financing our CMBS investments in our CDOs, we redesignated all of our available-for-sale CMBS investments with a book value of approximately $43,600 to held to maturity. As of March 31, 2009 and December 31, 2008, the unrealized loss on the redesignated CMBS investments included in other comprehensive income was $4,844 and $4,986, respectively.

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

        We determine the fair value of CMBS based on the types of securities in which we have invested. For liquid, investment-grade securities, we consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments. For non-investment grade securities, we actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from our own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates, when available, may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

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

Pledged Government Securities

        We maintain a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in our real estate portfolio. These securities are carried at amortized cost because we have positive intent and the ability to hold the securities to maturity. These securities had a carrying value of $100,483 a fair value of $104,408 and unrealized gains of $3,925 at March 31, 2009, and have maturities that extend through November 2013.

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

        Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of March 31, 2009 and December 31, 2008 were $6,816 and $6,361, respectively. We continually review receivables related to rent, tenant reimbursements and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.

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

        The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from one to 22 years. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value is charged to expense.

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

        We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At March 31, 2009, we had five first mortgage loans with an aggregate carrying value of $160,142, one second lien of loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. At December 31, 2008, we had three first mortgage loans with an aggregate carrying value of $164,809, one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

        We classify loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans. The specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which we consider to be 90 days from the measurement date. At March 31, 2009, five first mortgage loans with an aggregate carrying value of $116,911 and one mezzanine loan with a carrying value of $35,013 were classified as sub-performing. At December 31, 2008, five first mortgage loans with a carrying value of $216,597 were classified as sub-performing.

        In some instances we may sell all or a portion of our investments to a third party. To the extent the fair value received for an investment exceeds the amortized cost of that investment and SFAS No. 140 criteria are met, under which control of the asset that is sold is surrendered making it a "true sale," a gain on the sale will be recorded through earnings as other income. To the extent an investment that is sold has a discount or fees, which were deferred at the time the investment was made and were being recognized over the term of the investment, the unamortized portion of the discount or fees are recognized at the time of sale and recorded as a gain on the sale of the investment through other income. For the three months ended March 31, 2009 and 2008, we recognized $0 and $10, respectively, in net gains (losses) from the sale of debt investments or commitments.

Rent Expense

        Rent expense is recognized on a straight-line basis regardless of when payments are due. Accrued expenses and other liabilities in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in marketing, general and administrative expense.

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

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. As of March 31, 2009, we incurred charge offs totaling $9,771 relating to realized losses on two loans. We maintained a reserve for possible loan losses of $131,992 against 18 separate investments with a carrying value of $601,925 as of March 31, 2009 and a reserve for possible loan loses of $88,992 against 13 separate investments with a carrying value of $424,177 as of December 31, 2008.

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

        Prior to amending and restating the management agreement in October 2008, which was subsequently terminated in April 2009 employees of the Manager who provided services to us pursuant to the then-existing management agreement were characterized as co-leased employees. Stock option awards granted to such persons under our 2004 Equity Incentive Plan were valued at the time of grant using the Black-Scholes option pricing model, which value was amortized over the option vesting period. The amended management agreement that we executed in October 2008 resulted in the re-characterization of such employees of the Manager, and they are no longer classified as our co-leased employees. Consequently, we determine fair value of the stock options granted to such persons using a mark-to-market model.

        Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. Our policy is to grant options with an exercise price equal to the quoted closing market price of our stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation on a current basis over the benefit period.

        The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2009 and 2008.

	2009	2008
Dividend yield	14.0%	9.0%
Expected life of option	5.0 years	6.0 years
Risk-free interest rate	1.72%	2.97%
Expected stock price volatility	90.0%	67.0%

Incentive Distribution (Class B Limited Partner Interest)

        Prior to the internalization, the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts has become probable and reasonably estimable in accordance with the partnership agreement. These cash distributions reduced the amount of cash available for distribution to our common unit holders in our Operating Partnership and to our common stockholders. In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provide that the starting January 1, 2009, the incentive distribution can be paid, at our option, in cash or shares of common stock. In December 2008, we entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred 1.9 million shares of our common stock to us, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. No incentive distribution was earned for the three months ended March 31, 2009. We incurred approximately $2,496 with respect to such Class B limited partner interests for the three months ended March 31, 2009. In April 2009, we completed the internalization of the management through the direct acquisition of the Manager. Accordingly, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and we own all of the Class B limited partner interests (which have been cancelled) and all of the interests in the Manager.

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

        In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, we use derivatives primarily to hedge cash flow variability caused by interest rate fluctuations of our liabilities. Each of our CDOs maintain a minimum amount of allowable unhedged interest rate risk. The 2005 CDO permits 20% of the net outstanding principal balance and the 2006 CDO and the 2007 CDO permit 5% of the net outstanding principal balance to be unhedged.

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

        For the three months ended March 31, 2009 and 2008, we recorded $2,267 and $11 of income tax expense, respectively. Included in tax expense for the three months ended March 31, 2009 is $2,100 of state income taxes on the gain of extinguishment of debt of $107,299. Under federal tax law, we are allowed to defer this gain until 2014, but not all states follow this federal rule.

Results of Operations

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

  Revenues

	2009	2008	$ Change
Investment income	$52,934	$74,595	$(21,661)
Rental revenue	79,716	1,788	77,928
Operating expense reimbursement	30,060	—	30,060
Gain on sales and other income	1,485	4,013	(2,528)

Total revenues	164,195	80,396	83,799

Equity in net income of joint ventures	2,212	3,232	(1,020)

Gain on extinguishment of debt	107,229	$3,690	$103,539

        Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended March 31, 2009, $9,858 was earned on fixed rate investments while the remaining $43,076 was earned on floating rate investments. The decrease of $21,661 over the prior period is primarily due to a decrease in the size of our portfolio of loans and other lending instruments by approximately $204,804, and a decline in LIBOR interest rates in 2009 versus 2008.

        Rental revenue for the three months ended March 31, 2009 is primarily comprised of revenue earned on properties acquired as a result of the American Financial acquisition. Rental revenue of $1,788 in 2008 was limited to revenue earned on 292 Madison Avenue.

        Operating expense reimbursement of $30,060 for the three months ended March 31, 2009 is attributed to the portfolio of operating real estate acquired by us through the American Financial acquisition, which closed on April 1, 2008.

        Gains on sales and other income of $1,485 for the three months ended March 31, 2009 is primarily composed of interest on restricted cash balances in our three CDOs and other cash balances held by us.

        The income on investments in unconsolidated joint ventures of $2,212 for the three months ended March 31, 2009 represents our proportionate share of the income generated by our joint venture interests including $1,173 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $3,385. The income on investments in unconsolidated joint ventures of $3,232 for the three months ended March 31, 2008 represents our proportionate share of income generated by our joint venture interests including $186 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $3,295. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

        In March 2009, we entered into an amendment and compromise agreement with KeyBank, to settle and satisfy the existing loan obligations under the $175,000 unsecured facility at a discount for a cash payment of $45,000 and a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities under our CDOs. In connection with these debt extinguishments, we recorded a gain of $107,229. During the three months ended March 31, 2008, we repurchased at a discount, investment grade notes issued by our three CDOs, generating net gains on early extinguishment of debt of $3,690.

  Expenses

	2009	2008	$ Change
Operating expenses	$45,464	—	$45,464
Interest expense	65,352	$40,068	25,284
Management fees	5,672	7,145	(1,473)
Incentive fee	—	2,496	(2,496)
Depreciation and amortization	27,463	1,117	26,346
Marketing, general and administrative	8,784	2,804	5,980
Impairment on loans held for sale	84,428	—	84,428
Provision for loan loss	52,771	8,000	44,771
Provision for taxes	2,267	11	2,256

Total expenses	$292,201	$61,641	$230,560

        Property operating expenses for the three months ended March 31, 2009 of $45,464 were entirely attributable to the American Financial acquisition which closed on April 1, 2008. This amount includes ground rent and leasehold obligations, real estate and taxes, utilities, property and leasehold improvements, other property operating expenses and direct billable expenses.

        Interest expense was $65,352 for the three months ended March 31, 2009 compared to $40,068 for the three months ended March 31, 2008. The increase of $23,284 is primarily attributed to $2.5 billion in additional debt incurred as a result of the American Financial acquisition.

        Management fees decreased $1,473 for the three months ended March 31, 2009 to $5,672 versus $7,145 for the same period in 2008 due primarily to an amendment to the management agreement with the Manager executed in October 2008. In October 2008, we entered into the second amended and restated management agreement with the Manager which reduced the annual base management fee from 1.75% to 1.50% of our gross stockholders equity, and provided that, commencing July 2008, all fees in connection with collateral management agreements were remitted by the Manager to us. In October 2008, each of the asset servicing agreement and outsource agreement was terminated, effective as of September 30, 2008. Effective as of October 2008, we were obligated to reimburse the Manager for its costs incurred under a special servicing agreement between the Manager and an affiliate of SL Green. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to our CDOs for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it.

        No incentive distribution was earned for the three months ended March 31, 2009. We recorded an incentive fee expense of $2,496 during the three months ended March 31, 2008, respectively in accordance with requirements of the partnership agreement of our Operating Partnership which entitled owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008. In December 2008, we entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred 1.9 million shares of the our common stock to us, in full satisfaction of all potential obligations that the holders of Class B limited partner interests of our Operating Partnership may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year.

        We recorded depreciation and amortization expenses of $27,463 for the three months ended March 31, 2009, versus $1,117 for the year ended March 31, 2008. The increase of $26,346 is attributed primarily to the increase in size of our real estate investments as a result of the American Financial acquisition.

        Marketing, general and administrative expenses were $8,784 for the three months ended March 31, 2009, versus $2,804 for the same period in 2008. In April 2009, we completed the internalization of our management through the purchase of the Manager from SL Green. The consideration paid to SL Green was de minimis. At March 31, 2009, we recorded an expense of $2,826 of previously capitalized costs incurred in anticipation of the internalization in connection with FASB Statement No. 141 (revised), "Business Combinations," or SFAS No. 141(R), which requires among other things, that acquisition costs be expensed in the period incurred. The remaining increase in marketing, general and administrative expenses was primarily attributable to the American Financial acquisition and increased legal costs incurred in connection with non-performing loans in 2009.

        Provision for loan losses was $52,771 for the three months ended March 31, 2009, versus $8,000 for the three months ended March 31, 2008. The provision was based upon an increase in non-performing loans, periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets, and a difficult operating environment.

        In April 2009, we amended our secured credit facility with Wachovia. In connection with this modification, we agreed to attempt to divest of certain loan investments in the near future in order to further delever the credit facility. At March 31, 2009, we re-designated four of these investments with a carrying value of $85,608 to held-for-sale and recorded an impairment charge of $21,460. We also redesignated two additional loans with a carrying value of $142,428 to held-for-sale and recorded an impairment charge of $54,125. Additionally, we satisfied our obligations under a $9,500 master repurchase facility with JP Morgan Chase Bank, N.A. by making a cash payment of $1,880 and transferring full ownership and control of the related loan collateral and recorded an impairment charge of $8,843 relating to the collateral transferred.

        Provision for taxes was $2,267 for the year ended March 31, 2009, versus $11 for the three months ended March 31, 2008.

Liquidity and Capital Resources

        Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and to less extent (v) new financing or additional securitizations or CDO offerings; and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. Due to the continued market turbulence, we do not anticipate having the ability in the near-term to access equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. Therefore, we will rely primarily on cash on hand, cash flows from operations, principal and interest payments on our investments, and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

        Our ability to fund our short-term liquidity needs, including debt service and general operations (included employment related benefit expenses), through cash flow from operations can be evaluated through the consolidated statement of cash flows provided in our financial statements. However, the net cash from operations or net cash used in operations disclosed on the statement of cash flows should be adjusted to exclude the effect of loans originated for sale and the proceeds of loans sold during any respective reporting period. These activities are included in cash flow from operations in accordance with GAAP, but constitute an integral part of our investment activity. Consequently, net cash flow from operations is not necessarily reflective of our true recurring operating activities and our ability to fund our required distributions to stockholders and other liquidity requirements through our operating activities.

        Further, our short-term liquidity requirements could be affected by a potential change in our dividend policy. Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend to common stockholders, which for the second quarter of 2008 was $0.63 per share. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The preferred stock dividend for fourth quarter 2008 and first quarter 2009 has been accrued for as of March 31, 2009. In January 2009, we exchanged our $150,000 of trust preferred securities for a new $150,000 junior subordinated debenture. As part of such transaction, we agreed that we will not make any distributions on, or repurchases of, our common stock or preferred stock for all of 2009, other than as may be required to maintain our REIT status. Our board of directors will revisit our dividend policy in 2010.

        Our ability to meet our long-term liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Our inability to renew, replace or expand our sources of financing on substantially similar terms, or any at all may have an adverse effect on our business and results of operations. Any indebtedness we incur will likely be subject to continuing or more restrictive covenants and we will likely be required to make continuing representations and warranties in connection with such debt.

        Our current and future borrowings may require us, among other restrictive covenants to keep uninvested cash on hand to maintain a certain portion of our assets free from liens and to secure such borrowings without assets. These conditions could limit our ability to do further borrowings. We were in compliance with all such covenants as of March 31, 2009. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document lenders may accelerate the maturity of our debt. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and/or (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, our ability to make distributions to our stockholders and our ability to continue as a going concern.

        The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail these covenants in some or all of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we may not receive some or all payments in respect of any CDO bonds, our equity in the CDOs and the subordinate management fee until that CDO regained compliance with such tests. While we were in compliance with all such covenants as of March 31, 2009, our compliance margin was thin and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future.

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

Cash Flows

        Net cash used in operating activities totaled $3,387 for the three months ended March 31, 2009 compared to cash provided by operating activities of $9,812 for same period in 2008, a decrease of $13,199. Operating cash flow is generated primarily by net interest income from our commercial real estate finance segment and net rental income from our property investment segment. The decrease in operating cash flows for the three months ended March 31, 2009 compared to the same period in 2008 reflects lower net investment income from our commercial real estate finance segment and the impact of annual rental income and debt service payments made on the Dana portfolio. These were partially offset by operating cash flows generated by our property investments and changes in other working capital items.

        Net cash provided by investing activities for the three months ended March 31, 2009 was $22,691 compared to $35,785 during the same period in 2008, a decrease of $13,094. This decline reflects the impact of the generalized credit market dislocations which have continued since 2008 and the resulting effect on our investing activities. These decreases were partially offset by proceeds from the sale of real estate primarily acquired through our purchase of American Financial.

        Net cash used in financing activities totaled $72,933 for the three months ended March 31, 2009, an increase of $41,857 from the net cash used in financing activities in the three months ended March 31, 2008 of $31,076. The increase in cash used for financing activities primarily reflects the extinguishment of our unsecured credit facility, a decrease in restricted cash in connection with financing investments in our CDOs and mortgage repayments and amortization. This was partially offset by the deferral of dividend payments on our common and preferred stock, and lower net repayments on our repurchase facilities.

Capitalization

        Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2009, 49,863,831 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

Preferred Stock

        In April 2007, we issued 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock (including the underwriters' over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares are entitled to receive annual dividends of $2.03125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, we may at our option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205.

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

        In December 2008, we entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to us, 1.9 million shares of our common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The shares of common stock were cancelled upon receipt by us. Subsequent to the letter agreement, SL Green Operating Partnership L.P. owned approximately 12.5% of the outstanding shares of our common stock.

Outperformance Plan

        In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, were to share in a "performance pool" if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. We recorded the expense of the LTIP Units of our Operating Partnership, or the LTIP Units, award in accordance with FASB Statement No. 123(R). Compensation expense of $308 was recorded for the three months ended March 31, 2008, related to the 2005 Outperformance Plan. Based on our total return to stockholders as of the May 31, 2008 measurement period conclusion date, we did not meet the minimum 30% return threshold and accordingly, the plan participants automatically forfeited the LTIP Units that they had been granted and the 2005 Outperformance Plan expired as of that date.

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

        As of March 31, 2009, there were approximately 112,756 phantom stock units outstanding, of which 100,756 units are vested.

Market Capitalization

        At March 31, 2009, our CDOs and borrowings under our term loan, credit facility, repurchase facility, junior subordinated notes, and mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), represented 97% of our consolidated market capitalization of $5.3 billion (based on a common stock price of $.97 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2009). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

        The table below summarizes secured and other debt at March 31, 2009 and December 31, 2008, including our junior subordinated debentures:

	March 31, 2009	December 31, 2008
Mortgage notes payable	$1,771,512	$1,833,005
Mezzanine notes payable	573,464	580,462
Unsecured credit facility	—	172,301
Term loan, credit facility and repurchase facility	79,601	95,897
Collateralized debt obligations	2,607,759	2,608,065
Junior subordinated notes	150,000	—
Junior subordinated debentures	—	150,000

Total	$5,182,336	$5,439,730

Cost of debt	LIBOR+2.41%	LIBOR+2.54%

Term Loan, Credit Facility and Repurchase Facility

        The facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility in 2004, and was subsequently increased to $500,000 effective April 2005. In July 2008, the original facility was terminated and a new credit facility was executed to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving credit facility equal to $100,000 with a credit spread of 242.5 basis points (which would have been increased to 267.5 basis points upon an extension of the maturity of the credit facility). The term of the credit facility was two years and the borrowers were able to extend the term for an additional twelve-month period if certain conditions are met. Advance rates for assets acquired pursuant to the credit facility varied from 50% to 80% of purchase price, depending on the type and structure of the asset. In April 2009, we entered into an amendment with Wachovia, pursuant to which the maturity date of the credit facility was extended to March 31, 2011 and the interest rate remained unchanged. The amendment also eliminated all financial covenants, eliminated Wachovia's right to impose future margin calls, reduced the recourse guarantee to be no more than $10,000, and eliminated cross default provisions with respect to the our other indebtedness. We made a $13,000 cash deposit and provided other credit support to backstop letters of credit of Wachovia issued in connection with our mortgage debt obligations of certain of our subsidiaries. We also agreed to attempt to divest of certain loan investments in the future in order to further deleverage the credit facility and to forego additional borrowing under the facility. At March 31, 2009, we designated four of the loan investments which secure the facility, with a carrying value of $85,608 as held-for-sale and recorded an impairment charge of $21,460. We had accrued interest of $114 and borrowings of $60,870 at a weighted average spread to

LIBOR of 2.05% as of March 31, 2009, and no accrued interest and borrowings of $72,254 on the repurchase facility at a weighted average spread to LIBOR of 2.68% as of December 31, 2008.

        Our subsidiaries also have a repurchase facility with Goldman Sachs Mortgage Company, or Goldman. In October 2006 this facility was increased from $200,000 to $400,000 and its maturity date was extended until September 2009. In August 2008, the facility was amended to reduce the borrowing capacity to $200,000 and to provide for an extension of the maturity to December 2010, for a fee, provided that no event of default has occurred. The facility bears interest at spreads of 2.00% to 2.30% over one-month LIBOR and, based on its expected investment activities, provides for advance rates that vary from 65% to 75% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. In April 2009, we entered into an amendment to the amended and restated master repurchase agreement and amended guaranty with Goldman, pursuant to which all financial covenants in the amended and restated master repurchase agreement and the amended guaranty were eliminated and certain other provisions of the amended and restated master repurchase agreement and the amended guaranty were amended or deleted, including, among other things, the elimination of the existing recourse liability and a relaxation of certain affirmative and negative covenants. We made a cash payment to Goldman in the amount of $4,000 to reduce the borrowings under the agreement. We had accrued interest of $48 and borrowings of $18,731 at a weighted average spread to LIBOR of 2.50% as of March 31, 2009, and no accrued interest and borrowings of $23,643 at a weighted average spread to LIBOR of 2.5% under this facility at December 31, 2008.

        The Goldman repurchase facility and the Wachovia credit facility require that borrowings under these facilities be repaid as principal payments on the loans and investments pledged to these facilities are received. Assets pledged as collateral under these facilities may include stabilized and transitional whole loans, subordinate interests in whole loans and mezzanine loans.

        In January 2009, we closed a master repurchase facility with JP Morgan Chase Bank, N.A. or JP Morgan, in the amount of $9,500. The term of the facility was through July 23, 2010, the interest rate was 30-day LIBOR plus 175 basis points, the facility was recourse to us for 30% of this facility amount, and the facility was subject to normal mark-to-market provisions after March 2009. Proceeds under the facility, which was fully drawn at closing, were used to retire certain borrowings under the Wachovia credit facility. This facility was secured by a perfected security interest in a single debt investment. In March 2009, we terminated the JP Morgan master repurchase facility by making a cash payment of approximately $1,880 pursuant to the recourse guarantee and transferring the full ownership and control of, and responsibility for, this related loan collateral to JP Morgan. We recorded an impairment charge of $8,843 in connection with the collateral transfer.

Unsecured Credit Facility

        In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or Keybank, with an initial term of three years and a one-year extension option. In June 2007 the facility was increased to $175,000. The facility was supported by a negative pledge of an identified asset base. In March 2009, we entered into an amendment and compromise agreement with KeyBank to settle and satisfy the loan obligations at a discount for a cash payment of $45,000 and a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities under our CDOs. We recorded a gain on extinguishment of debt of $107,229 pursuant to this agreement. The $15,000 potential cash distribution is recorded in other liabilities on the company's balance sheet as of March 31, 2009. The Company had accrued interest of $1,405 and borrowings of $172,301 as of December 31, 2008.

Mortgage Loans

        Certain real estate assets are subject to mortgage liens. As of March 31, 2009, 720 of our real estate assets were encumbered with mortgage and mezzanine loans with a cumulative outstanding balance of $2,378,623. Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to "trap" portfolio cash flow until the required ratios are met on an ongoing basis.

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

        The Goldman Mortgage Loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $700. Since August 2008, $625 of this reserve was released to the Goldman Loan Borrowers, leaving a balance of $75 reserved with the lender as of March 31, 2009. The lenders may upon our request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        We had accrued interest of $290 and borrowings of $241,324 as of March 31, 2009.

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

        We had accrued interest of $429 as of March 31, 2009.

        Certain of our mortgage notes payable related to assets held for sale contain provisions that require us to compensate the lender for the early repayment of the loan.

        The PB Loan Agreement contains certain semi-annual covenants relating to liquidity and tangible net worth. As of December 31, 2008, the last testing date, we were in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

        On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross- defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans, pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans by the lenders, the Junior Mezzanine Loan and the Senior Mezzanine Loan. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR and the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans.

        The Goldman Mezzanine Loan required and the Senior Mezzanine Loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $850. Since August 2008, $575 of this reserve was released to the Mezzanine Borrowers, leaving a balance of $275 reserved with the lender as of March 31, 2009. The lender may upon our request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

        We had accrued interest of $1,599 and borrowings of $573,464 as of March 31, 2009.

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

        In August 2007, we issued $1,100,000 of CDO bonds through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer, together with the 2005 Issuer and the 2006 Issuer, the Issuers, and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer, together with 2005 Co-Issuer and the 2006 Co-Issuer, the Co-Issuers. The CDO consists of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.46%. We incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

        We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO. The Issuers and Co-Issuers in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of the Issuer of each CDO are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments. Loans and other investments are accrued by the Issuers and the Co-Issuers, which loans and other investments serve as collateral for our CDO bonds, and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments. If we fail these covenants in some or all of our CDOs, all cash flows from the applicable CDO would be diverted to repay principal and interest on the outstanding CDO bonds and we may not receive some or all residual payments until that CDO regained compliance with such tests. We were in compliance with all such covenants as of March 31, 2009. However, our compliance margin was thin and relatively small declines in our performance and credit metrics could cause us to fall out of compliance.

        During the year ended March 31, 2008, we repurchased, at a discount, $13,500 of investment grade notes previously issued by two of our three CDOs. We recorded a net gain on the early extinguishment of debt of $3,690 for the three months ended March 31, 2008, respectively, in connection with the repurchase of notes of such Issuers.

Junior Subordinated Notes

        In May 2005, August 2005 and January 2006, we completed issuances of $50,000 each in unsecured trust preferred securities through three Delaware Statutory Trusts, or DSTs, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust III, or GCT III, that were also wholly-owned subsidiaries of our Operating Partnership. The securities issued in May 2005 bore interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bore interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter the rates were to float based on the three-month LIBOR plus 300 basis points. The securities issued in January 2006 bore interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter the rate was to float based on the three-month LIBOR plus 270 basis points.

        In January 2009, our Operating Partnership entered into an exchange agreement with the holders of the securities, pursuant to which we and the holders agreed to exchange all of the previously issued trust preferred securities for newly issued unsecured junior subordinated notes, or the Junior Notes, in the aggregate principal amount of $150,000. The Junior Notes will mature on June 30, 2035, or the Maturity Date, and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity Date. We may redeem the Junior Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount of the Junior Notes. The optional redemption of the Junior Notes in part must be made in at least $25,000 increments. The Junior Notes also contain additional covenants restricting, among other things, our ability to declare or pay any dividends during the calendar year 2009 (except to maintain our REIT qualification), or make any payment or redeem any debt securities ranked pari passu or junior to the Junior Notes. In connection with the exchange agreement, the final payment on the trust preferred securities for the period October 30, 2008 through January 29, 2009 was revised to be at a reduced interest rate of 0.50% per annum.

Contractual Obligations

        Combined aggregate principal maturities of our CDOs, Wachovia credit facility and term loan and Goldman repurchase facility, junior subordinated notes, mortgage loans (including the Goldman

Mortgage and Senior and Junior Mezzanine Loans), unfunded loan commitments, and operating leases as of March 31, 2009 are as follows:

	CDOs	Term Loan, Credit Facility and Repurchase Facilities	Junior Subordinated Notes	Mortgage and Mezzanine Loans(1)	Unfunded Loan(2) Commitments	Operating Lease	Total
2009	$—	$—	$—	$69,791	$34,618	$14,222	$118.631
2010	—	18,731	—	852,281	26,953	18,817	916,782
2011	—	60,870	—	25,121	—	18,705	104,696
2012	—	—	—	80,275	—	18,348	98,623
2013	—	—	—	682,067	—	18,285	700,352
Thereafter	2,607,759	—	150,000	669,088	—	150,333	3,577,180

Above/ Below Market Interest				19,468			19,468

Total	$2,607,759	$79,601	$150,000	$2,398,091	$61,571	$238,710	$5,535,732

(1)
As of March 31, 2009, the mortgage and mezzanine loans' balances ranged in amount from approximately $426 to $477,359 and had maturity dates ranging from three months to 15 years. As of March 31, 2009, 477 of the loans had fixed interest rates ranging 4.5% to 8.3% and 243 variable rate loans had interest rates ranging from 2.1% to 6.6%.

(2)
Based on loan budgets and estimates.

Lease Agreements

        Our properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and renewal options. As of March 31, 2009, we also leased bank branches and office buildings from third parties with expiration dates extending to the year 2085 and have various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

        Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of March 31, 2009 are as follows:

2009	$203,700
2010	261,715
2011	204,117
2012	187,098
2012	176,384
2014 and thereafter	1,323,224

Total	$2,356,238

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

        Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend to common stockholders, which for the second quarter of 2008 was $0.63 per share. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The preferred stock dividend has been accrued for as of March 31, 2009 and December 31, 2008. Based on current estimates of taxable income, we believe cumulative distributions made in 2008 will satisfy our REIT distribution requirements.

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

Related Party Transactions

        On April 24, 2009, in connection with the internalization, we and the Operating Partnership entered into that certain securities transfer agreement with SL Green Operating Partnership, L.P., GKK Manager Member Corp. and SL Green, pursuant to which (i) SL Green Operating Partnership, L.P. and GKK Manager Member Corp. agreed to transfer to our Operating Partnership membership interests in the Manager and (ii) SL Green Operating Partnership, L.P. agreed to transfer to our Operating Partnership its Class B limited partner interests in our Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities. No distributions were due on the Class B limited partner interests for the period ended March 31, 2009 or otherwise in connection with the internalization.

        Concurrently with the execution of the securities transfer agreement, we also entered into that certain special rights agreement with SL Green Operating Partnership, L.P. and SL Green, pursuant to which SL Green and SL Green Operating Partnership, L.P. agreed to provide us certain management information systems services from April 24, 2009 through the date that is 90 days thereafter and the Company agreed to pay SL Green Operating Partnership, L.P. a monthly cash fee of $25 in connection therewith. We also agreed to use our best efforts to operate as a REIT during each taxable year and to cause our tax counsel to provide legal opinions to SL Green relating to our REIT status. Other than with respect to the transitional services provisions of the special rights agreement as set forth therein, the special rights agreement will terminate when SL Green Operating Partnership, L.P. ceases to own at least 7.5% of the shares of our common stock.

        In connection with our initial public offering, we entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and is subject to certain termination rights. We paid the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. In October 2008, we entered into the second amended and restated management agreement with the manager which generally contained the same terms and conditions as the amended and restated management agreement, except for the following material changes: (1) reduces the annual base management fee to 1.50% of our gross stockholders equity; (2) reduced the termination fee to an amount equal to the management fee earned by the manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements are to be remitted by the Manager to us. We incurred expense to the Manager under this agreement of an aggregate of, $5,672 and $7,145 for the three months ended March 31 2009 and 2008, respectively.

        Prior to the internalization, to provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership was entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts became probable and reasonably estimable in accordance with the partnership agreement. In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provided that starting January 1, 2009, the incentive distribution can be paid, at our option, in cash or shares of common stock. In December 2008, we entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred 1.9 million shares of the our common stock to us, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to our Operating Partnership, and our Operating Partnership may had to the holders, each in accordance with amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. We incurred approximately $2,496 with respect to such Class B limited partner interests for the three months ended March 31, 2008. No incentive distribution was earned by the Class B limited partner interests for the three months ended March 31, 2009.

        Prior to the internalization, we were obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between the Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee could be reduced by SL Green Operating Partnership, L.P. for fees paid directly to outside servicers by us. The outsource agreement provided for an annual fee payable by us, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the three months ended March 31, 2008, we realized expense of $341, to the Manager under the outsource agreement. For the three months ended

March 31, 2008, we realized expense of $1,324 to our Manager under the asset servicing agreement. In October 2008, each of the asset servicing agreement and outsource agreement was terminated, effective as of September 30, 2008. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which we were obligated to reimburse the Manager for its costs incurred there under from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to our CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to our CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate will be entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets.

        On October 27, 2008, we entered into a services agreement with SL Green and SL Green Operating Partnership, L.P. which was subsequently terminated in connection with the internalization. Pursuant to the services agreement, SL Green agreed to provide consulting and other services to us. SL Green would make Marc Holliday, Andrew Mathias and David Schonbraun available in connection with the provision of the services until the earliest of (i) September 30, 2009, (ii) the termination of the management agreement or (iii) with respect to a particular executive, the termination of any such executive's employment with SL Green. In consideration for the consulting services, we paid a fee to SL Green of $200 per month, payable, at our option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of our common stock trade, shares of our common stock. SL Green also provided us with certain other services described in the services agreement (including acting as a special servicer to our CDOs through an affiliate for a fee of $100 per month in cash and for a period terminating at the earlier of (i) three months after the date of the services agreement, subject to a one-time 30-day extension, or (ii) the termination of the management agreement. By a separate agreement and a separate fee, SL Green and SL Green Operating Partnership, L.P. agreed to perform special servicer activities for us through one of their rated special servicing affiliates for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter or (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer.

        In connection with the closing of our first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Board of Directors allocated to the Manager the subordinate collateral management fee paid on the CDO securities not held by us. In October 2008, pursuant to the second amended and restated

management agreement, the Manager had, commencing July 1, 2008, agreed to remit this amount to us. At March 31, 2009 and December 31, 2008 we owned all of the non-investment grade bonds, preferred equity and equity in both CDOs. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the three months ended March 31, 2008, we realized expense of $512 to our Manager under such collateral management agreement.

        Prior to the internalization, fees payable in connection with CDOs or other securitization vehicles, except for the 2005 CDO, were governed by the management agreement. Pursuant to the management agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliates will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to us. In October 2008, pursuant to the second amended and restated management agreement, the Manager, commencing July 1, 2008, agreed to remit this amount to us. For the three months ended March 31, 2008, we realized expense of approximately $571 to the Manager under this agreement. With respect to the CDO which closed in August, 2007, we realized expense to the Manager of $216 for the three months ended March 31, 2008.

        In connection with the internalization, the management agreement was terminated and the fees payable in connection with our 2006 and 2007 CDOs will be governed by their respective collateral management agreements. The collateral management agreement for our 2006 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral management agreement for our 2007 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to (i) 0.05% per annum of the aggregate principal balance of the CMBS securities, (ii) 0.10% per annum of the aggregate principal balance of loans, preferred equity securities, cash and certain defaulted securities, and (iii) a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the aggregate principal balance of the loans, preferred equity securities, cash and certain defaulted securities.

        Commencing in May 2005 we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year 10. We lease approximately 5,200 additional square feet, on a month-to-month basis pursuant to amendments to the prime lease, for approximately $271 per annum. For the three months ended March 31, 2009 and 2008, we paid $100 and $62 under this lease, respectively.

        In July 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of March 31, 2009 and December 31, 2008, the loan had a book value of $39,450 and $39,520, respectively.

        In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and had a book value of $86,617 and $90,595 as of March 31, 2008 and December 31, 2008, respectively.

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

        In December 2006, we acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan. As of March 31, 2009 and December 31, 2008, the loan had a book value of $104,949 and $118,703, respectively.

        In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of March 31, 2009 and December 31, 2008, our interest in the whole loan had a carrying value of $62,512 and $66,707, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

        In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of March 31, 2009 and December 31, 2008, the investment had a carrying value of $27,381 and $26,118, respectively. We recorded our pro rata share of net income of $1,263 and $1,504 for the three months ended March 31, 2009 and December 31, 2008, respectively.

        In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of March 31, 2009 and December 31, 2008, the investment had a carrying value of $39,226 and $37,070, respectively. We recorded our pro rata share of net income of $1,519 and $1,931 for the three months ended March 31, 2009 and 2008, respectively.

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

        In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter we, along with SL Green, sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of its interest in the loan back to SL Green. As of March 31, 2009 and December 31, 2008, the loan has a book value of $8,951 and $11,925, respectively. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of March 31, 2009 and December 31, 2008, the loan had a book value of $22,836 and $28,026, respectively.

        In November 2007, we acquired from a syndicate comprised of financial institutions, a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%. As of March 31, 2009 and December 31, 2008, the loan had a book value of $0 and $15,655, respectively.

        In December 2007, we acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter we participated 50% of our interest in the loan to an affiliate of SL Green. The investment, which is secured by a retail property in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. As of March 31, 2009 and December 31, 2008, the loan had a book value of $17,144 and $24,599, respectively.

        In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of December 31, 2008 and December 31, 2007, the loan had a book value of $47,335 and $46,488, respectively.

        In connection with the closing of the acquisition of American Financial, we, as part of a larger financing, received financing of $50,000 from SL Green, which is described more fully in Note 8. An affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to a one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance.

        In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of March 31, 2009 and December 31, 2008, the loan had a book value of $9,283 and $9,334, respectively.

        In September 2008, we closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower's interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of March 31, 2009 and December 31, 2008, the loan had a book value of $30,821 and $30,367, respectively.

        Bright Star Couriers LLC, or Bright Star, provides messenger services to us. Bright Star is owned by Gary Green, a son of Stephen L. Green, our Chairman. The aggregate amount of fees paid by us for such services was less than $2 for each of the three months ended March 31, 2009 and 2008.

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

        FFO for the three months ended March 31, 2009 and 2008 are as follows:

	For the three months Ended March 31, 2009	For the three months Ended March 31, 2008
Net income available to common stockholders	$(27,291)	$23,135
Add:
Depreciation and amortization	30,698	4,589
FFO adjustment for unconsolidated joint ventures	1,173	186
Less:
Gain in sale of unconsolidated joint venture interest	—	—
Non real estate depreciation and amortization	(2,989)	(3,877)
Gain on sale of properties	(358)	—

Funds from operations	$1,233	$24,033

Funds from operations per share—basic	$0.02	$0.69

Funds from operations per share—diluted	$0.02	$0.69

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

  •
  our ability to operate as an internally-managed company;

  •
  difficulties encountered in integrating the Manager into our company;

  •
  the resolution of our non-performing and sub-performing assets;

  •
  our ability to comply with financial covenants in our debt instruments, but specifically in our loan agreement with PB Capital Corporation, our mortgage loan and mezzanine loan with a syndicate led by Goldman Sachs & Co. and Citigroup borrowed in connection with our merger with American Financial, and our CDOs;

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

  •
  certain factors relating to our recent acquisition of American Financial including, but not limited to, the ability to integrate American Financial's business and to achieve expected synergies, operating efficiencies and other benefits, or within expected cost projections, and to preserve the goodwill of the acquired business, and the amount of expenses and other liabilities incurred or accrued in connection with closing of the Merger; and

  •
  other factors discussed under Item IA Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2008 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued Statement No. 141 (revised), or SFAS No. 141(R), "Business Combination", which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS No. 141, "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS No. 141(R) are: (1) acquisition and restructuring costs would be now expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and non-contractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings, while non-contractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets and liabilities, including the minority interest portion and goodwill which is recorded as if a 100% interest was acquired. We adopted SFAS No. 141(R) on January 1, 2009. We recorded an expense of $2,826 in connection with costs incurred with the internalization of the management and acquisition of the Manager as of March 31, 2009.

        In December 2007, the FASB issued Statement No. 160, Non-Controlling Interest on Consolidated Financial Statements—an amendment of Accounting Research Bulletin, or ARB No. 51. This Statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amount attributable to both the parent and the non-controlling interest. We adopted SFAS No. 160 on January 1, 2009. As required, SFAS No. 160 was applied retrospectively for all periods presented.

        In February 2008, the FASB issued Staff Position No. 140-3, or FSP 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." FSP 140-3 provides guidance on the accounting for a purchase of a financial asset from a counterparty and contemporaneous financing of the acquisition through repurchase agreements with the same counterparty. Under this guidance, the purchase and related financing are linked, unless all of the following conditions are met at the inception of the transaction: (1) the purchase and corresponding financing are not contractually contingent; (2) the repurchase financing provides recourse; (3) the financial asset and repurchase financing are readily obtainable in the marketplace and are executed at market rates; and (4) the maturity of financial asset and repurchase are not coterminous. A linked transaction would require a determination under FAS No. 140 to conclude if the transaction meets the requirements for sale accounting. If the linked transaction does not meet sale accounting requirements, the net investment in the linked transaction is to be recorded as a derivative with the corresponding change in fair value of the derivative being recorded through earnings. The value of the derivative would reflect changes in the value of the underlying debt investments and changes in the value of the underlying credit provided by the counterparty. We currently present these transactions gross, with the acquisition of the financial assets in total assets and the related repurchase agreements as financing in total liabilities on the consolidated balance sheet and the interest income earned on the debt investments and interest expense incurred on the repurchase obligations are reported gross on the consolidated income statements. As SFAS 140-3 is to be applied prospectively and as we have not acquired and simultaneously financed any transactions with the same counterparty subsequent to January 1, 2009, SFAS 140-3 did not have a material effect on our consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 provides a one-year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by us, as it applies to our financial instruments, effective January 1, 2008. The adoption of SFAS No. 157 as it relates to financial instruments did not have a significant impact on our Consolidated Financial Statements. We adopted the provisions of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities on January 1, 2009. The adoption of SFAS No. 157 as it relates to non-financial assets and non-financial liabilities did not have a significant effect on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. We adopted SFAS No. 161 on January 1, 2009. The adoption of SFAS no. 161 did not have a material effect on our consolidated financial statements.

        In April 2008, the FASB directed the FASB Staff to issue FSP No. FAS 142-3. "Determination of the Useful Life of Intangible Assets." FSP FAS No. 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted FSP FAS No. 142-3 on January 1, 2009. The adoption of FSP FAS no. 142-3 did not have a material effect on our consolidated financial statements.

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

        In October 2008, the FASB issued Staff Position 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active", or FSP 157-3, which clarifies the application of SFAS 157 in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is not active. The guidance provided by FSP 157-3 is consistent with our approach to valuing financial assets for which there are no active markets. The adoption of FSP FAS No. 157-3 did not have a material effect on our consolidated financial statements.

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

        In January 2009, the FASB issued FSP EITF 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align it with the impairment guidance within SFAS 115 by removing from EITF 99-20 the requirement to place exclusive reliance on market participants' assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. We have adopted EITF 99-20-1 and it did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). This FSP requires that the fair value disclosures required by SFAS 107 "Disclosures about Fair Value of Financial Instruments" be included for interim reporting periods. We will adopt this new accounting standard effective April 1, 2009. Adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). This FSP amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. We will adopt this new accounting standard effective April 1, 2009. Adoption of FSP FAS 115-2 and FAS 124-2 is not expected to have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position on FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. We will adopt this new accounting standard effective April 1, 2009. Adoption of FSP FAS 157-4 is not expected to have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position on FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" (FSP FAS 141R-1). FSP FAS 141R-1 requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. We adopted this new accounting standard on January 1, 2009. Adoption of FSP FAS 140R-1 did not have a material impact on our consolidated financial statements.

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

        During 2007 and continuing through 2009, the global capital markets experienced unprecedented volatility, resulting in dramatic changes in credit spreads, prices of financial assets, liquidity and the availability and cost of debt and equity capital. The impact has been most severe in the single-family residential real estate mortgage markets in the United States, but has more recently affected the commercial real estate debt markets in which we invest. In particular, subsequent to the issuance of our third CDO in August 2007, the commercial real estate securitization markets have experienced severe declines in transaction activity, reductions in short-term and long-term liquidity, and widening credit spreads. We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our portfolio of commercial loans and CMBS investment portfolio. Currently, the new issue market for structured finance transactions including commercial real estate CDOs is dormant. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. These conditions have also adversely impacted the ability of commercial property owners to service their debt and refinance their loans as they mature, and for our tenants to service their leases.

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

        Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our commercial real estate finance assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because we generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income will generally increase if LIBOR increases and decreases if LIBOR decreases, but this may not always be true in the future. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the three months ended March 31, 2009 would have increased our interest cost by approximately $4,685 offset by an increase in our investment income of approximately $6,697.

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

        The aggregate carrying values, allocated by product type and weighted average coupons of our loans and other lending investments and CMBS investments as of March 31, 2009 and December 31, 2008, including loans held for sales, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield(3)		Floating Rate: Average Spread over LIBOR(2)
	2009	2008	2009	2008	2009	2008	2009	2008
Whole loans, floating rate	$1,154,882	$1,222,991	55.9%	55.3%	—	—	422 bps	418 bps
Whole loans, fixed rate	178,904	189,946	8.5%	8.6%	7.14%	7.17%	—	—
Subordinate interests in whole loans, floating rate	80,299	80,608	3.9%	3.6%	—	—	242 bps	564 bps
Subordinate interests in whole loans, fixed rate	63,464	63,179	3.1%	2.9%	9.16%	9.22%	—	—
Mezzanine loans, floating rate	340,413	396,190	16.4%	17.9%	—	—	646 bps	654 bps
Mezzanine loans, fixed rate	237,082	248,558	11.4%	11.2%	10.11%	10.21%	—	—
Preferred equity, fixed rate	12,012	12,001	0.6%	0.5%	10.22%	10.22%	—	—

Subtotal/ Weighted average	2,067,056	2,213,473	100.0%	100.0%	8.91%	8.96%	461 bps	480 bps

CMBS, floating rate	71,948	70,893	8.1%	8.1%	—	—	987 bps	945 bps
CMBS, fixed rate	815,637	799,080	91.9%	91.9%	6.25%	6.26%	—	—

Subtotal/ Weighted average	887,585	869,973	100.0%	100.0%	6.25%	6.26%	987 bps	945 bps

Total	$2,954,641	$3,083,446	100.0%	100.0%	7.25%	7.32%	484 bps	498 bps

(1)
Loans and other lending investments and CMBS investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, unfunded commitments, reserves for possible loan losses, and other adjustments.

(2)
Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

(3)
Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans—floating rate of approximately $103,400 with an effective spread of 625 basis points and non-performing loans classified as whole loans—fixed rate of approximately $56,800 with an effective yield of 7.67%.

        As of March 31, 2009, our loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2009(April 1 – December 31)(1)	36	$1,012,165	49.0%
2010	15	497,806	24.1%
2011	7	185,235	9.0%
2012	2	63,190	3.1%
2013	—	—	—
Thereafter	11	308,660	14.8%

Total	71	$2,067,056	100%

Weighted average maturity(2)		1.8 years

(1)
Of the loans maturing in 2009, 25 investments with a carrying value of $656,800 have extension options, which may be subject to performance criteria.

(2)
The calculation of weighted average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

        Combined aggregate principal maturities of our CDOs, Wachovia credit facility and term loan, Goldman repurchase facility, junior subordinated loans and mortgage and mezzanine loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), as of March 31, 2009 are as follows:

	CDOs	Term Loan, Credit Facility and Repurchase Facility	Junior Subordinated Notes	Mortgage And Mezzanine Loans	Total
2009 (April 1 – December 31)	$—	$—	$—	$69,791	$69,791
2010	—	18,731	—	852,281	871,012
2011	—	60,870	—	25,121	85,991
2012	—	—	—	80,275	80,275
2013	—	—	—	682,067	682,067
Thereafter	2,607,759	—	150,000	669,088	3,426,847
Above/ Below Market Interest	—	—	—	19,468	19,468

Total	$2,607,759	$79,601	$150,000	$2,398,091	$5,235,451

        The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2009. The notional value is an indication of the extent of involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$3,465	4.280%	7/2005	12/2009	$(81)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(121)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	7/2015	(1,299)
Interest Rate Swap	3 month LIBOR	12,000	3.063%	1/2008	7/2010	(270)
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(937)
Interest Rate Swap	3 month LIBOR	2,000	3.073%	1/2008	7/2010	(44)
Interest Rate Swap	3 month LIBOR	347,908	5.408%	8/2007	5/2017	(50,901)
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	(137,279)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	(7,829)
Interest Rate Swap	3 month LIBOR	24,143	5.114%	2/2008	1/2017	(2,926)
Interest Rate Swap	3 month LIBOR	16,412	5.203%	2/2008	5/2017	(2,065)
Interest Rate Swap	3 month LIBOR	4,700	3.170%	4/2008	4/2012	(183)
Interest Rate Swap	1 month LIBOR	9,375	4.260%	8/2008	1/2015	(784)
Interest Rate Cap	1 month LIBOR	250,000	5.250%	4/2008	3/2010	—
Interest Rate Cap	1 month LIBOR	600,000	5.250%	8/2008	3/2010	—
Interest Rate Cap	3 month LIBOR	10,000	3.920%	10/2008	10/2013	(658)
Interest Rate Cap	3 month LIBOR	17,500	3.920%	10/2008	10/2013	(1,152)

Total		$2,069,777				$(206,529)

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 1A.    RISK FACTORS

        Other than the risk factors set forth herein, there have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, except to the extent the risk factors therein are inconsistent with the fact that (i) we are now an internally-managed company as a result of the internalization of the Manager, which we refer to herein as the "internalization," and (ii) we have restructured certain of our debt facilities and eliminated various financial covenants thereunder, such risk factors would be deemed to be inapplicable to us. As used in this Item 1A., unless the context otherwise requires, the terms "we," "us," "our" and "our company" refer to all entities owned or controlled by Gramercy Capital Corp., including GKK Capital LP, its operating partnership, and American Financial.

We have limited experience operating as an internally-managed REIT, which makes our future performance difficult to predict. As a result of the internalization, we may be exposed to risks which we have not historically encountered.

        We have limited operating history as an internally-managed company. Prior to the internalization, we were externally managed and advised by the Manager, a wholly-owned subsidiary of SL Green. As a result, our future performance is more difficult to predict.

        As a result of the internalization, we may encounter risks to which have not historically been exposed. Excluding the effect of the eliminated base and incentive management fees, our direct overhead, on a consolidated basis, may increase as a result of becoming internally-managed. Prior to the internalization, the responsibility for such overhead was borne by the Manager. No assurance can be given that the cost to us of internalizing the Manager will not exceed the fees that would have been payable to the Manager under the management agreement.

        We currently employ a staff of approximately 148 people. As their employer, we will be subject to those potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of such plans.

We may not have uncovered all risks associated with acquiring the Manager, and significant liabilities may arise after the internalization.

        There may be risks that we failed or were unable to discover in the course of performing our due diligence in connection with the internalization. All of the Manager's liabilities remain intact, whether pre-existing or contingent, as a matter of law. While we tried to minimize this risk by conducting due diligence, there could be numerous liabilities that we failed to identify. Any significant liability that may arise or be discovered after the internalization may harm our business, financial condition and results of operations. Further, any right to indemnification we have are limited in amount and by time.

We are dependent on key personnel whose continued service is not guaranteed.

        We rely on a small number of persons who comprise our existing senior management team to implement our business and investment strategies. While we have entered into employment agreements with each member of our senior management team, they may nevertheless cease to provide services to us at any time. The loss of services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we adjust to being an internally-managed company, we will continue to try to attract and retain qualified additional senior management, but may not be able to do so on acceptable terms.

We are dependent on SL Green as the special servicer to our CDOs and may not find a suitable replacement if SL Green terminates the special servicing agreement.

        Currently, SL Green acts as the rated special servicer to our CDOs. If SL Green terminates the special servicing agreement with respect to any of our CDOs, we will be required to replace SL Green with another rated special servicer and may be unable to do so on similar or more beneficial economic and other terms. Pursuant to the special servicing agreement, SL Green will remain as the rated special servicer to our CDOs until the earlier of June 23, 2009 or the date the Manager enters into a new special servicing agreement with a rated third-party special servicer.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Amendment No. 5 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on July 26, 2004 and declared effective by the Commission on July 27, 2004).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K which was filed with the Commission on December 14, 2007).
3.3
Articles Supplementary designating the Company's 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
4.1
Form of specimen stock certificate evidencing the common stock of the Company, par value $.001 per share (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
4.2
Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
10.1
Junior Subordinated Indenture, dated as of January 30, 2009, by and between GKK Capital LP and The Bank of New York Mellon Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K which filed with the SEC on February 5, 2009).
10.2
Exchange Agreement, dated as of January 30, 2009, by and among GKK Capital LP, Taberna Preferred Funding II, Ltd., Taberna Preferred Funding III, Ltd., Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd., filed herewith.
10.3
Amendment and Compromise Agreement, dated as of March 31, 2009, by and among GKK Capital LP, KeyBank, National Association, as administrative agent and a bank, Raymond James Bank, FSB, Citicorp North America, Inc., Deutsche Bank Trust Company Americas, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A., as banks, and certain other parties identified on the signature pages thereof (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K which was filed with the SEC on April 2, 2009).
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

GRAMERCY CAPITAL CORP.
By:	/s/ JON W. CLARK Name: Jon W. Clark Title: Chief Financial Officer

Dated: May 11, 2009