Form 10-Q
period 2009-06-30
GRAMERCY CAPITAL CORP
filed 2009-08-10
CIK 1287701

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☐    NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares outstanding of the registrant's common stock, $0.001 par value, was 49,859,322 as of August 6, 2009.

 GRAMERCY CAPITAL CORP.

INDEX

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PART 1. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gramercy Capital Corp.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
Assets:
Real estate investments, at cost:
Land	$902,958	$891,500
Building and improvements	2,410,975	2,441,839
Less: accumulated depreciation	(76,692)	(47,071)

Total real estate investments, net	3,237,241	3,286,268
Cash and cash equivalents	87,610	136,828
Restricted cash	200,306	234,781
Pledged government securities, net	99,447	101,576
Loans and other lending investments, net	1,676,726	2,213,473
Commercial mortgage-backed securities	947,663	869,973
Investments in joint ventures	102,669	93,919
Assets held for sale, net	266,951	192,780
Tenant and other receivables, net	20,626	28,129
Accrued interest	29,493	25,447
Acquired lease assets, net of accumulated amortization of $64,058 and $30,760	480,012	536,212
Deferred costs, net of accumulated amortization of $37,281 and $26,451	43,376	53,248
Other assets	48,874	48,322

Total assets	$7,240,994	$7,820,956

Liabilities and Stockholders' Equity:
Mortgage notes payable	$1,763,690	$1,833,005
Mezzanine loans payable	569,122	580,462
Unsecured credit facility	—	172,301
Term loan, credit facility and repurchase facility	64,976	95,897
Collateralized debt obligations	2,608,175	2,608,065
Junior subordinated notes	150,000	—

Total secured and other debt	5,155,963	5,289,730
Accounts payable and accrued expenses	79,441	88,437
Management and incentive fees payable	—	979
Dividends payable	6,981	2,325
Accrued interest payable	8,217	8,167
Deferred revenue	86,066	98,693
Below-market lease liabilities, net of accumulated amortization of $102,494 and $53,369	816,012	846,351
Leasehold interests, net of accumulated amortization of $3,677 and $2,182	19,556	21,051
Liabilities related to assets held for sale	67,684	110,543
Derivative instruments, at fair value	96,563	157,776
Other liabilities	29,787	14,471
Deferrable interest debentures held by trusts that issued trust preferred securities	—	150,000

Total liabilities	6,366,270	6,788,523

Commitments and contingencies	—	—
Stockholders' Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 49,848,333 and 49,852,243 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	50	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, issued and outstanding at June 30, 2009 and December 31, 2008, respectively	111,205	111,205
Additional paid-in-capital	1,078,526	1,077,983
Accumulated other comprehensive loss	(99,567)	(160,739)
Retained earnings (accumulated deficit)	(224,211)	1,222

Total Gramercy Capital Corp. stockholders' equity	866,003	1,029,721
Non-controlling interests	8,721	2,712

Total equity	874,724	1,032,433

Total liabilities and stockholders' equity	$7,240,994	$7,820,956

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Rental revenue	$83,298	$73,286	$162,750	$76,985
Investment income	44,869	63,003	97,725	137,598
Operating expense reimbursements	29,097	29,595	59,022	29,595
Gain on sales and other income	1,245	5,029	2,515	9,327

Total revenues	158,509	170,913	322,012	253,505

Operating Expenses
Real estate taxes	9,356	9,174	18,863	9,174
Ground rent and leasehold obligations	4,061	4,056	8,488	4,056
Utilities	8,857	9,368	18,755	9,368
Direct billable expenses	2,087	1,355	4,250	1,355
Other property operating expenses	18,587	20,121	37,829	20,121

Total property operating expenses	42,948	44,074	88,185	44,074

Net operating income	115,561	126,839	233,827	209,431

Other expenses:
Interest expense	58,237	74,414	123,511	115,857
Management fees	2,115	9,106	7,787	16,251
Incentive fee	—	2,604	—	5,100
Depreciation and amortization	30,039	20,234	57,458	22,064
Impairment on loans held for sale	41,951	—	126,379	—
Marketing, general and administrative	9,552	4,070	18,335	6,875
Provision for loan loss	167,412	23,214	220,183	31,214

Total other expenses	309,306	133,642	553,653	197,361

Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures	(193,745)	(6,803)	(319,826)	12,070
Equity in net income of unconsolidated joint ventures	1,975	1,729	4,187	5,195

Income (loss) from continuing operations before provision for taxes, gain on extinguishment of debt, and discontinued operations	(191,770)	(5,074)	(315,639)	17,265
Gain on extinguishment of debt	—	17,597	107,229	21,096
Provision for taxes	(134)	—	(2,401)	(11)

Net income (loss) from continuing operations	(191,904)	12,523	(210,811)	38,350
Net income (loss) from discontinued operations	(4,926)	124	(10,955)	(233)

Net income (loss)	(196,830)	12,647	(221,766)	38,117
Net income (loss) attributable to non-controlling interests	1,024	(251)	1,005	(251)

Net income (loss) attributable to Gramercy Capital Corp	(195,806)	12,396	(220,761)	37,866
Accrued preferred stock dividends	(2,336)	(2,336)	(4,672)	(4,672)

Net income (loss) available to common stockholders	$(198,142)	$10,060	$(225,433)	$33,194

Basic earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$(3.90)	$0.20	$4.32	$0.78
Net loss from discontinued operations	(0.08)	—	(0.20)	(0.01)

Net income (loss) available to common stockholders	$(3.98)	$0.20	$4.52	$0.77

Diluted earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$(3.90)	$0.20	$(4.32)	$0.78
Net loss from discontinued operations	(0.08)	—	(0.20)	(0.01)

Net income (loss) available to common stockholders	$(3.98)	$0.20	$(4.52)	$0.77

Dividends per common share	$—	$0.63	$—	$1.26

Basic weighted average common shares outstanding	49,818	51,166	49,839	42,966

Diluted weighted average common shares and common share equivalents outstanding	49,818	51,291	49,839	43,167

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Condensed Consolidated Statement of Stockholder's Equity
(Unaudited, amounts in thousands, except per share data)

	Common Stock						Total Gramercy Capital Corp
			Series A Preferred Stock	Additional Paid- In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)		Non-controlling interest		Comprehensive Income (loss)
	Shares	Par Value							Total
Balance at December 31, 2008	49,852	$50	$111,205	$1,077,983	$(160,739)	$1,222	$1,029,721	$2,712	$1,032,433
Net loss						(220,761)	(220,761)	(1,005)	(221,766)	$(220,761)
Change in net unrealized loss on derivative instruments					60,883		60,883		60,883	60,883
Net unrealized loss on securities previous available for sale					289		289		289	289
Issuance of stock—stock purchase plan	28			16			16		16
Stock based compensation—fair value	(32)			527			527		527
Distribution to non-controlling interest holder							—	(213)	(213)
Dividends accrued on preferred stock						(4,672)	(4,672)		(4,672)
Non-controlling interest through foreclosure								7,227	7,227

Balance at June 30, 2009	49,848	$50	$111,205	$1,078,526	$(99,567)	$(224,211)	$866,003	$8,721	$874,724	$(159,589)

The accompanying notes are an integral part of these financial statements

Gramercy Capital Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Six months ended June 30,
	2009	2008
Operating Activities
Net income (loss)	$(220,761)	$37,866
Adjustments to net cash provided by operating activities:
Depreciation and amortization	63,317	27,405
Amortization of leasehold interest	(1,495)	—
Non-controlling interest	(1,005)	251
Amortization of acquired leases to rental revenue	(41,844)	(13,477)
Amortization of deferred costs	5,892	5,446
Amortization of discount and other fees	(13,412)	(12,706)
Payment of capitalized tenant leasing costs	(736)	—
Straight- line rent adjustment	14,957	5,052
Non-cash impairment charges	145,448	—
Gains from sale of loans and real estate assets	(8,529)	(10)
Equity in net (income) loss of joint ventures	(3,873)	(4,700)
Gain on extinguishment of debt	(107,229)	(21,697)
Amortization of stock compensation	543	2,672
Provision for loan loss	220,183	31,214
Unrealized gain on derivative instruments	—	(2,653)
Changes in operating assets and liabilities:
Restricted cash	(3,337)	(1,666)
Tenant and other receivables	3,537	(3,720)
Other assets	(759)	25,086
Management and incentive fees payable	(899)	448
Accounts payable, accrued expenses and other liabilities	(6,877)	9,734
Deferred revenue	(31,138)	(8,069)

Net cash provided by operating activities	11,983	76,476

Investing Activities
Transaction costs of business combination	—	(108,199)
Cash consideration paid for business combination, net of cash acquired of $155,356	—	(586,825)
Capital expenditures and leasehold costs	(3,717)	(5,010)
Proceeds from sale of real estate	44,532	44,546
Proceeds from sale of joint venture interest	3,028	—
New investment originations and funded commitments	(41,346)	(165,107)
Principal collections on investments	67,556	273,274
Proceeds from sale of loans and loan commitments	—	85,132
Deposit received for sale of real estate	6,000	—
Investment in commercial mortgage-backed securities	(75,482)	(61,736)
Investment in joint venture	(1,698)	(1,134)
Change in accrued interest income	—	106
Purchase of marketable investments	(7)	(5,345)
Sale of marketable investments	3,509	1,880
Change in restricted cash from investing activities	(914)	(14,489)
Deferred investment costs	(656)	(1,499)

Net cash provided by investing activities	805	(544,406)

Gramercy Capital Corp.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	Six months ended June 30,
	2009	2008
Financing Activities
Proceeds from repurchase facilities	9,500	22,867
Repayments of repurchase facilities	(33,201)	(128,149)
Proceeds from unsecured credit facility	—	75,000
Repayment of unsecured credit facility	(45,000)	—
Repayment of mortgage notes	(25,622)	(716,525)
Proceeds from acquisition financing	—	1,114,743
Change in restricted cash from financing activities	35,792	51,476
Repurchase of collateralized debt obligations	—	(29,603)
Deferred financing costs and other liabilities	(3,246)	(31,253)
Dividends paid	(16)	(129,903)
Proceeds from stock options exercised	—	1,306
Distributions to non-controlling interest holders	(213)	—
Net proceeds from sale of common stock	—	46

Net cash (used in) provided by financing activities	(62,006)	230,005

Net decrease in cash and cash equivalents	(49,218)	(237,925)
Cash and cash equivalents at beginning of period	136,828	293,126

Cash and cash equivalents at end of period	$87,610	$55,201

Non-cash activity
Deferred gain (loss) and other non-cash activity related to derivatives	$60,883	$(6,737)

Issuance of common stock for acquisition advisory costs	$—	$11,213

Issuance of common stock in business combination	$—	$378,672

Assumptions of mortgage loans	$—	$1,316,004

SFAS 141 mark-to-market of debt assumed	$—	$24,743

Debt assumed by purchaser in sale of real estate	$103,621	$—

Supplemental cash flow disclosures
Cash paid for interest	$113,155	$111,046

Cash paid for income taxes paid	$401	$393

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

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

        From its inception until April 2009, the Company was externally managed and advised by GKK Manager LLC, or the Manager, a wholly-owned subsidiary of SL Green Realty Corp., or SL Green. On April 24, 2009, the Company completed the internalization of the Company's management through the direct acquisition of the Manager from SL Green. As a result of the internalization, beginning in May 2009, management and incentive fees payable by the Company to the Manager have ceased, and the Company added 77 former employees of the Manager to its own staff. The Company expensed $5,010 for the acquisition costs incurred through June 30, 2009 in connection with the Company's acquisition of the Manager. At June 30, 2009 and December 31, 2008, SL Green Operating Partnership, L.P., or SL Green OP, owned approximately 12.5% of the outstanding shares of the Company's common stock.

        The Company relies on the credit and equity markets to finance and grow its business. Beginning during the second half of 2007 and throughout 2008 and the first two quarters of 2009, severe credit and liquidity issues in the sub-prime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, and the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced reduced liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue to persist in 2009 and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low or are virtually non-existent when compared to historical standards. As a result, most commercial real estate finance and financial services industry participants, including the Company, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, the Company is focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing vacant space, reducing operating and capital expenses and reducing corporate overhead.

        The Company's commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. The Company's property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are, for the most part, deposit-taking commercial banks, thrifts and credit unions, which the Company generally refers to as "banks." The Company's portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wachovia Bank National Association (now owned by Wells Fargo &

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

1. Business and Organization (Continued)

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

        Substantially all of the Company's operations are conducted through GKK Capital LP, a Delaware limited partnership, or the Operating Partnership. The Company, as the sole general partner of, and currently the holder of 100% of the common units of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership. Accordingly, the Company consolidates the accounts of the Operating Partnership. The Company qualified as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with its taxable year ended December 31, 2004 and the Company expects to qualify for the current fiscal year. To maintain the Company's qualification as a REIT, the Company plans to distribute at least 90% of taxable income.

        As of June 30, 2009, Gramercy Finance held loans and other lending investments and CMBS of $2,726,830 net of fees, discounts, valuation allowances and unfunded commitments, reserves for possible loan losses, valuation allowances, and other adjustments, with an average spread to 30-day LIBOR of 457 basis points for its floating rate investments, and an average yield of approximately 8.16% for its fixed rate investments. As of June 30, 2009, Gramercy Finance also held interests in two credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

        As of June 30, 2009, Gramercy Realty's portfolio consisted of 668 bank branches, 331 office buildings and six land parcels, of which 72 bank branches and one office building were partially owned through joint ventures. Gramercy Realty's wholly-owned properties aggregated approximately 26.0 million rentable square feet and its partially-owned properties aggregated approximately 0.7 million rentable square feet, including 0.4 million rentable square feet in an unconsolidated joint venture. As of June 30, 2009, the occupancy of Gramercy Realty's wholly-owned properties was 88.0% and the occupancy for its partially-owned properties was 99.9%. Gramercy Realty's two largest tenants are Bank of America and Wachovia Bank, and for the three months ended June 30, 2009, they represented approximately 44.4% and 15.9%, respectively, and for the six months ended June 30, 2009, they represented approximately 42.7% and 15.6%, respectively, of the rental revenue of the Company's portfolio. As of June 30, 2009, Bank of America and Wachovia Bank occupied approximately 47.1% and 18.1%, respectively, of Gramercy Realty's total rentable square feet.

        Due to the nature of the business of Gramercy Realty's tenant base, Gramercy Realty typically enters into long-term leases with its financial institution tenants. As of June 30, 2009, the weighted average remaining term of Gramercy Realty's leases was 10.0 years and approximately 79.9% of its base revenue was derived from long-term leases with financial institution tenants. With in-house capabilities in acquisitions, asset management, property management and leasing, Gramercy Realty is focused on maximizing the value of its portfolio through strategic sales, effective and efficient property management, asset management and leasing.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

1. Business and Organization (Continued)

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

        The Company has evaluated subsequent events through the date that the financial statements were issued, which was August 10, 2009, the date of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

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

June 30, 2009

2. Significant Accounting Policies (Continued)

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

        In June 2009, the FASB issued new guidance that eliminates the qualifying special purpose entity concept including the exemption under which the Company excludes certain CMBS investments from consolidation. Accordingly, in January 2010, the Company anticipates it will be required to consolidate these CMBS investments. The Company is currently evaluating the impact of the new standards.

        At June 30, 2009, the Company owned securities of three controlling class CMBS trusts with a carrying value of $40,290. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, the Company has concluded that it would not be the primary beneficiary of any of the underlying special-purpose entities. At June 30, 2009, the Company's maximum exposure to loss as a result of its investment in these QSPEs totaled $40,290 which equals the book value of these investments as of June 30, 2009.

        The financing structures that the Company offers to the borrowers on certain of its real estate loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to FIN 46R. The Company's management has evaluated these entities and has concluded that none of such entities are VIEs that are subject to the consolidation rules of FIN 46R.

        The following is a summary of the Company's involvement with VIEs (excluding QSPEs) as of June 30, 2009:

	Company carrying value— assets	Company carrying value— liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Total real estate investments, net(1)	$116,911	$50,834	$116,911	$50,834
Collateralized debt obligations	—	2,608,175	3,100,000	3,100,000

	$116,911	$2,659,009	$3,216,911	$3,150,834

Unconsolidated VIEs
Commercial mortgage-backed securities	$40,290	$—	$921,654	$921,654

(1)
Includes one real estate investment acquired through foreclosure and classified as held for sale.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

2. Significant Accounting Policies (Continued)

        The Company has determined that it is the non-transferor sponsor of one of the Company's non-investment grade CMBS investments, GS Mortgage Securities Trust 2007-GKKI, or the Trust. The Trust is a resecuritization of approximately $634,000 of commercial mortgage backed securities rated AA+ through BB structured in a QSPE. The Company purchased a portion of the below investment securities, totaling approximately $27,300. The Company is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. As collateral administrator, the Company's on-going duty is to liquidate defaulted securities, for the Trust if very specific triggers have been reached. The Company can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. The Company has no on-going financial obligations, including advancing, funding, or purchasing collateral in the Trust. The Company's maximum exposure to the QSPE is limited to its investment in the bonds purchased.

Real Estate and CTL Investments

        The Company records acquired real estate and CTL investments at cost. Costs directly related to the acquisition of such investments are expensed as incurred. Certain improvements are capitalized when they are determined to increase the useful life of the building. Depreciation is computed using the straight-line method over the shorter of the estimated useful life of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repair expenditures are charged to expense as incurred.

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

June 30, 2009

2. Significant Accounting Policies (Continued)

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

        In accordance with FASB Statement No. 141 (revised) "Business Combinations," or SFAS No. 141(R), the Company allocates the purchase price of real estate to land, building, improvements and intangibles, such as the value of above-, below- and at-market leases, and origination costs associated with the in-place leases. The Company depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above-, and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases are amortized over the expected term, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease or charged against earnings if the lease is terminated prior to its contractual expiration date. The Company assesses fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property.

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

Investments in Unconsolidated Joint Ventures

        The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities and is not considered to be the primary beneficiary under FIN 46R. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

2. Significant Accounting Policies (Continued)

are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company's balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to the Company. As of June 30, 2009 and December 31, 2008, the Company had investments of $102,669 and $93,919 in unconsolidated joint ventures, respectively.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash at June 30, 2009 consists of $49,361 on deposit with the trustee of the Company's collateralized debt obligations, or CDOs, representing the proceeds of repayments from loans serving as collateral in the Company's CDOs, which will be used to fund investments to replace those trust assets which are repaid or sold by the trust and interest payments received by the trustee on investments that serve as collateral for the Company's CDOs, which are remitted to the Company on a quarterly basis. The remaining balance consists of $71,791 held as collateral for letters of credit, $2,520 of interest reserves held on behalf of borrowers and $80,558, which includes $3,924 related to assets held for sale, which represents amounts escrowed pursuant to mortgage agreements securing the Company's real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Assets Held for Sale

  Loans and Other Lending Investments Held For Sale

        Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of June 30, 2009 and December 31, 2008, the Company had loans and other lending investments held for sale of $102,441 and $0, respectively. The Company recorded impairment charges of $41,951 and $126,379 related to the mark-to-market of the loans designated as held for sale for the three and six months ended June 30, 2009, respectively.

  Real Estate and CTL Investments Held for Sale

        In accordance with FASB Statement No. 144, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

2. Significant Accounting Policies (Continued)

reclassified as Discontinued Operations. As of June 30, 2009 and December 31, 2008, the company had real estate investments held for sale of $164,510 and $192,780, respectively. The Company recorded impairment charges of $13,295 and $19,068 for the three and six months ended June 30, 2009, respectively, related to real estate investments classified as held for sale.

Commercial Mortgage-Backed Securities

        The Company designates its CMBS investments pursuant to FASB Statement No. 115, or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of operations using the level yield method. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses on securities that, in the judgment of management, are other than temporary are charged against earnings as a loss on the consolidated statements of operations. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In addition, it is possible that the Company in the future, may need to recognize an other-than-temporary impairment notwithstanding its continued determination that no credit loss has occurred and estimated cash flows remain stable, due to the duration that the estimated fair value remains below book value. In November 2007, subsequent to financing the Company's CMBS investments in its CDOs, the Company redesignated all of its available-for-sale CMBS investments with a book value of approximately $43,600 to held to maturity. As of June 30, 2009 and December 31, 2008, the unrealized loss on the redesignated CMBS investments included in other comprehensive income (loss) was $4,701 and $4,986, respectively.

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

June 30, 2009

2. Significant Accounting Policies (Continued)

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

Pledged Government Securities

        The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. The Company does not intend to sell the securities and believes it is more likely than not that it will realize the full amortized cost basis of the securities over their remaining life. These securities had a carrying value of $99,447, a fair value of $100,361 and unrealized gains of $914 at June 30, 2009, and have maturities that extend through November 2013.

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

        Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of June 30, 2009 and December 31, 2008, were $6,221 and $6,361, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the consolidated statements of operations.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

2. Significant Accounting Policies (Continued)

Intangible Assets

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

June 30, 2009

2. Significant Accounting Policies (Continued)

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

        Intangible assets and acquired lease obligations consist of the following:

	June 30, 2009	December 31, 2008
Intangible assets:
In-place leases, net of accumulated amortization of $47,945 and $22,283	$391,371	$428,977
Above market leases, net of accumulated amortization of $16,806 and $8,865	92,618	110,489
Amounts related to assets held for sale, net of accumulated amortization of $693 and $388	(3,977)	(3,254)

Total intangible assets	$480,012	$536,212

Intangible liabilities:
Below market leases, net of accumulated amortization of $102,935 and $53,597	$818,144	$847,528
Amounts related to assets held for sale, net of accumulated amortization of $441 and $228	(2,132)	(1,177)

Total intangible liabilities	$816,012	$846,351

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

        The Company has deferred certain expenditures related to the leasing of certain properties. Direct costs of leasing, including internally capitalized payroll costs associated with leasing activities, are deferred and amortized over the terms of the underlying leases.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

2. Significant Accounting Policies (Continued)

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

Valuation of Financial Instruments

        FASB Statement No. 157, or SFAS No. 157, "Fair Value Measurements," which among other things requires additional disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices, generally will have a higher degree of pricing observability and will require a lesser degree of judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment to be utilized in measuring fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

        SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments. The less judgment utilized in measuring fair value financial instruments such as with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Impacted by a number of factors, pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.

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

June 30, 2009

2. Significant Accounting Policies (Continued)

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

June 30, 2009

2. Significant Accounting Policies (Continued)

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

        The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At June 30, 2009, the Company had eight first mortgage loans with an aggregate carrying value of $123,951, one mezzanine loan with a carrying value of $0, one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. At December 31, 2008, the Company had three first mortgage loans with an aggregate carrying value of $164,809, one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

        The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans. The specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At June 30, 2009, 13 first mortgage loans with an aggregate carrying value of $422,434 and six mezzanine loans with a carrying value of $51,985 were classified as sub-performing. At December, 2008, five first mortgage loans with a total carrying value of $216,597 were classified as sub-performing.

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

June 30, 2009

2. Significant Accounting Policies (Continued)

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

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. As of June 30, 2009, the Company incurred charge-offs totaling $31,771 relating to realized losses on seven loans. The Company maintained a reserve for possible loan losses of $277,404 against 19 separate investments with a carrying value of $570,946 as of June 30, 2009 and a reserve for possible loan losses of $88,992 against 13 separate investments with a carrying value of $424,177 as of December 31, 2008.

Rent Expense

        Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying consolidated balance sheet as of June 30, 2009 and December 31, 2008 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in marketing, general and administrative expense.

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

        Prior to amending and restating the management agreement in October 2008, which was subsequently terminated in April 2009, employees of the Manager who provided services to the Company pursuant to the then-existing management agreement were characterized as its co-leased employees. Stock option awards granted to such persons under our 2004 Equity Incentive Plan were valued at the time of grant using the Black-Scholes option pricing model, which value was amortized over the option vesting period. The amended management agreement that was executed in October 2008 resulted in the re-characterization of such employees of the Manager, and they were no longer

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

2. Significant Accounting Policies (Continued)

classified as the Company's co-leased employees. Consequently, the Company determined fair value of the stock options granted to such persons using a mark-to-market model, until April 2009 when the Company completed the internalization of management through the direct acquisition of the Manager. Stock option awards were re-valued at the date of the internalization and will be amortized over the remaining vesting period of the award for employees that remained with the Manager.

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

Incentive Distribution (Class B Limited Partner Interest)

        Prior to the internalization, the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of the Operating Partnership) exceed the product of the Company's weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts became probable and reasonably estimable in accordance with the partnership agreement. These cash distributions reduced the amount of cash available for distribution to the common unit holders in the Operating Partnership and to the Company's common stockholders. In October 2008, the Company entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provide that the starting January 1, 2009, the incentive distribution could be paid, at the Company's option, in cash or shares of common stock. In December 2008, the Company entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to the Company, 1.9 million shares of the Company's common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to the Operating Partnership, and the Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of the Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. No incentive distribution was earned for the three and six months ended June 30, 2009, respectively. The

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

2. Significant Accounting Policies (Continued)

Company incurred approximately $2,604 and $5,100 with respect to incentive distributions on such Class B limited partner interests for the three and six months ended June 30, 2008, respectively. In April 2009, the Company completed the internalization of management through the direct acquisition of the Manager. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased, and the Company now owns all of the Class B limited partner interests (which have been cancelled) and all of the interests in the Manager.

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

        In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to hedge the cash flow variability caused by interest rate fluctuations in relation to its liabilities. Each of the Company's CDOs maintain a minimum amount of allowable unhedged interest rate risk. The 2005 CDO permits 20% of the net outstanding principal balance to be unhedged and the 2006 CDO and the 2007 CDO permit 5% of the net outstanding principal balance.

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

June 30, 2009

2. Significant Accounting Policies (Continued)

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

        For the three and six months ended June 30, 2009 and 2008, the Company recorded $134 and $2,401 and $0 and $11 of income tax expense, respectively. Included in tax expense for the six months ended June 30, 2009 is $2,100 of state income taxes on the gain of extinguishment of debt of $107,229. Under federal tax law, the Company is allowed to defer this gain until 2014, however as not all states follow this federal rule. The Company has recorded a tax provision equal to the estimated state tax exposure.

Earnings Per Share

        The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, as long as their inclusion would not be anti-dilutive.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

2. Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments, derivative instruments, and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in the Company's loan and other lending investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics.

        Four investments accounted for approximately 20.0% of the total carrying value of the Company's debt investments as of June 30, 2009 compared to five investments which accounted for more than 20% of the total carrying value of the Company's debt investments as of December 31, 2008. Six investments accounted for approximately 17.5% and 17.0% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2009 compared to six and eight investments which accounted for approximately 16.6% and 23.3% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 20, 2008, respectively. The largest sponsor accounted for approximately 5.9% and 5.5% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2009, respectively, compared to approximately 4.5% and 4.3% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2008, respectively.

        Additionally, two tenants, Bank of America and Wachovia Bank, accounted for approximately 44.4% and 15.9% of the Company's rental revenue for the three months ended June 30, 2009, respectively, and approximately 42.7% and 15.6% of the Company's rental revenue for the six months ended June 30, 2009.

Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations," or SFAS No. 141(R), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS No. 141, "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS No. 141(R) are: (1) acquisition and restructuring costs would be now expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and non contractual contingencies that meet the more-likely-than-not recognition

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

2. Significant Accounting Policies (Continued)

threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings while non contractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets and liabilities, including the minority interest portion and goodwill which is recorded as if a 100% interest was acquired. The Company adopted SFAS No. 141(R) on January 1, 2009. The Company recorded an expense of $2,184 and $5,010 in connection with costs incurred with the internalization of the management and acquisition of the Manager for the three and six months ended June 30, 2009, respectively.

        In December 2007, the FASB issued Statement No. 160, "Non-Controlling Interest on Consolidated Financial Statements" an Amendment of Accounting Research Bulletin, or ARB No. 51. This Statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this Statement requires that consolidated net income include the amount attributable to both the parent and the non-controlling interest. The Company adopted SFAS No. 160 on January 1, 2009. As required, SFAS No. 160 was applied retrospectively for all periods presented.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

2. Significant Accounting Policies (Continued)

        In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 provides a one-year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, effective January 1, 2008. The adoption of SFAS No. 157 as it relates to financial instruments did not have a significant impact on the Company's consolidated financial statements. The Company adopted the provisions of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities on January 1, 2009. The adoption of SFAS No. 157 as it relates to non-financial assets and non-financial liabilities did not have a material effect on the Company's consolidated financial statements.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

2. Significant Accounting Policies (Continued)

        In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8 ("FSP FAS 140-4 and FIN 46(R)-8"), "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" which increases disclosure requirements for public companies and is effective for reporting periods that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to require public entities to provide additional disclosures about a transferor's continuing involvement with transferred financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company has adopted FSP FAS 140-4 and FIN 46(R)-8. Adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company's consolidated financial statements.

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

        In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). This FSP requires that the fair value disclosures required by SFAS 107 "Disclosures about Fair Value of Financial Instruments" be included for interim reporting periods. The Company has adopted this new accounting standard effective April 1, 2009, and has made the required disclosures in its June 30, 2009 consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). This FSP amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. The Company has adopted this standard effective April 1, 2009. Adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position on FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased,

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

2. Significant Accounting Policies (Continued)

which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. The Company has adopted this new accounting standard effective April 1, 2009. Adoption of FSP FAS 157-4 did not have a material impact on the Company's consolidated financial statements.

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

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. The Company has adopted this standard effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 1.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" a replacement of FASB Statement No. 162," and approved the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

2. Significant Accounting Policies (Continued)

related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. Codification is effective July 1, 2009 and will require future references to authoritative GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact the Company's consolidated results of operations or financial condition.

29

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

3. Loans and Other Lending Investments

        The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company's loan, and other lending investments and CMBS investments as of June 30, 2009 and December 31, 2008, including loans held for sale, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield(2)		Floating Rate: Average Spread over LIBOR(3)
	2009	2008	2009	2008	2009	2008	2009	2008
Whole loans, floating rate	$1,024,838	$1,222,991	57.6%	55.3%	—	—	428 bps	418 bps
Whole loans, fixed rate	145,091	189,946	8.1%	8.6%	7.01%	7.17%	—	—
Subordinate interests in whole loans, floating rate	79,239	80,608	4.5%	3.6%	—	—	266 bps	564 bps
Subordinate interests in whole loans, fixed rate	44,689	63,179	2.5%	2.9%	7.14%	9.22%	—	—
Mezzanine loans, floating rate	271,066	396,190	15.2%	17.9%	—	—	619 bps	654 bps
Mezzanine loans, fixed rate	202,101	248,558	11.4%	11.2%	9.27%	10.21%	—	—
Preferred equity, fixed rate	12,143	12,001	0.7%	0.5%	7.20%	10.22%	—	—

Subtotal/Weighted average	1,779,167	2,213,473	100.0%	100.0%	8.16%	8.96%	457 bps	480 bps

CMBS, floating rate	70,911	70,893	7.5%	8.1%	—	—	315 bps	945 bps
CMBS, fixed rate	876,752	799,080	92.5%	91.9%	6.31%	6.26%	—	—

Subtotal/Weighted average	947,663	869,973	100.0%	100.0%	6.31%	6.26%	315bps	945 bps

Total	$2,726,830	$3,083,446	100.0%	100.0%	6.89%	7.32%	450 bps	498 bps

(1)
Loans and other lending investments and CMBS investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, unfunded commitments, reserves for possible loan losses, and other adjustments.

(2)
Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans—floating rate of approximately $45,593 with an effective spread of 741 basis points and non-performing loans classified as whole loans—fixed rate of approximately $22,942 with an effective yield of 7.67%.

(3)
Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

3. Loans and Other Lending Investments (Continued)

        As of June 30, 2009, the Company's loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2009 (July 1–December 31)(1)	31	$682,146	38.3%
2010	17	550,061	30.9%
2011	7	209,131	11.8%
2012	2	63,243	3.6%
2013	—	—	—
Thereafter	12	274,586	15.4%

Total	69	$1,779,167	100.0%

Weighted average maturity(2)		1.7 years

(1)
Of the loans maturing in 2009, 19 investments with a carrying value of $393,002 have extension options, which may be subject to performance criteria.

(2)
The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods, or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

        For the three and six months ended June 30, 2009 and 2008, the Company's investment income from loans and other lending investments and CMBS investments, including loans held for sale, was generated by the following investment types:

	Three months ended June 30, 2009		Three months ended June 30, 2008
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$19,704	43.9%	$29,831	47.3%
Subordinate interests in whole loans	1,370	3.1%	2,683	4.3%
Mezzanine loans	9,954	22.2%	16,354	26.0%
Preferred equity	285	0.6%	313	0.5%
CMBS	13,556	30.2%	13,822	21.9%

Total	$44,869	100.0%	$63,003	100.0%

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

3. Loans and Other Lending Investments (Continued)

	Six months ended June 30, 2009		Six months ended June 30, 2008
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$42,651	43.6%	$71,552	52.0%
Subordinate interests in whole loans	2,311	2.4%	5,395	3.9%
Mezzanine loans	23,813	24.4%	32,916	23.9%
Preferred equity	618	0.6%	626	0.5%
CMBS	28,333	29.0%	27,109	19.7%

Total	$97,725	100.0%	$137,598	100.0%

        At June 30, 2009 and December 31, 2008, the Company's loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	June 30, 2009		December 31, 2008
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$877,357	49.3%	$1,023,718	46.2%
West	439,436	24.7%	626,180	28.3%
South	171,794	9.7%	225,674	10.2%
Mid-Atlantic	122,897	6.9%	121,515	5.5%
Southwest	90,867	5.1%	107,735	4.9%
Midwest	22,258	1.3%	22,358	1.0%
Various	54,558	3.1%	86,293	3.9%

Total	$1,779,167	100.0%	$2,213,473	100.0%

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

3. Loans and Other Lending Investments (Continued)

        At June 30, 2009 and December 31, 2008, the Company's loans and other lending investments, excluding CMBS investments, by property type are as follows:

	June 30, 2009		December 31, 2008
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$790,225	44.4%	$874,682	39.5%
Hotel	265,626	14.9%	345,615	15.6%
Multifamily	233,615	13.1%	272,950	12.4%
Land-commercial	184,138	10.4%	209,572	9.5%
Retail	113,148	6.4%	218,763	9.9%
Condominium	60,006	3.4%	91,418	4.1%
Mixed-use	32,908	1.8%	78,107	3.5%
Land-residential	39,236	2.2%	65,973	3.0%
Industrial	51,068	2.9%	47,229	2.1%
Other	9,197	0.5%	9,164	0.4%

Total	$1,779,167	100.0%	$2,213,473	100.0%

        The Company recorded provisions for loan losses of $167,412 and $220,183 and $23,214 and $31,214 for the three and six months ended June 30, 2009 and June 30, 2008, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience and collateral quality by individual asset or category of asset.

        For the six months ended June 30, 2009, the Company incurred charge-offs of $31,771 related to realized losses on seven loan investments. During the year ended December 31, 2008, the Company incurred charge-offs totaling $17,519 related to two defaulted loans the Company foreclosed upon which had a carrying value totaling $31,760 and three additional loans, two of which were sold at a loss and the other was a negotiated payoff below par.

        Changes in the reserve for possible loan losses were as follows:

Reserve for possible loan losses, December 31, 2007	$8,658
Additional provision for loan losses	97,853
Charge-offs	(17,519)

Reserve for possible loan losses, December 31, 2008	88,992
Additional provision for loan losses	220,183
Charge-offs	(31,771)

Reserve for possible loan losses, June 30, 2009	$277,404

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

3. Loans and Other Lending Investments (Continued)

        The following is a summary of the Company's CMBS investments at June 30, 2009:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	8	$73,664	$70,911	$—	$(40,656)	$30,255
Fixed rate CMBS	84	1,002,923	876,752	—	(502,332)	374,420

Total	92	$1,076,587	$947,663	$—	$(542,988)	$404,675

        The following is a summary of the Company's CMBS investments at December 31, 2008:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	8	$73,664	$70,894	$—	$(33,596)	$37,298
Fixed rate CMBS	66	835,578	799,079	—	(536,392)	262,687

Total	74	$909,242	$869,973	$—	$(569,988)	$299,985

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

3. Loans and Other Lending Investments (Continued)

        As of June 30, 2009, the Company's CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value	Current Market Value	% of Total Carrying Value	% of Total Market Value
		(In thousands)	(In thousands)
Under one year	—	$—	$—	—%	—%
One to five years	8	94,317	51,319	10.0%	12.7%
Five to ten years	82	846,659	352,190	89.3%	87.0%
Thereafter	2	6,687	1,166	0.7%	0.3%

Total	92	$947,663	$404,675	100.0%	100.0%

        The following is a summary of the underlying credit ratings of the Company's CMBS investments at June 30, 2009 and December 31, 2008 (for split-rated securities, the higher rating was used):

	June 30, 2009		December 31, 2008
	Book Value	Percentage	Book Value	Percentage
AAA	$829,456	87.5%	$799,440	91.9%
AA+	13,511	1.4%	—	0.0%
AA	59,752	6.3%	26,689	3.4%
AA-	3,508	0.4%	—	—
BBB-	—	0.0%	13,229	1.5%
BB+	—	0.0%	7,442	0.9%
BB	1,149	0.1%	4,901	0.6%
BB-	—	0.0%	—	—
B+	13,174	1.4%	7,659	0.5%
B	5,042	0.5%	4,309	0.5%
B-	4,477	0.5%	—	—
CCC+	7,307	0.8%	—	—
CCC	3,600	0.4%	5,241	0.6%
CCC-	5,558	0.6%	—	0.0%
Not rated	1,129	0.1%	1,063	0.1%

Total	$947,663	100.0%	$869,973	100.0%

        The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment. As of June 30, 2009 and December 31, 2008, all of the Company's CMBS investments have an unrealized loss (the carrying value is in excess of the market value) which has existed longer than twelve months. The Company's unrealized losses are primarily the result of market factors other than credit impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. The carrying value of all CMBS investments is in excess of their fair value. Unrealized

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

3. Loans and Other Lending Investments (Continued)

losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there have been no changes in expected cash flows. The Company's assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company's ability and intent to hold its CMBS investments to maturity, at which point the Company expects to recover book value, is the basis for its conclusion that these investments are not other-than-temporarily impaired, despite the difference between the carrying value the and fair value. The Company attributes the current difference between carrying value and market value to current market conditions. The Company has evaluated the securities and concluded that it does not intend to sell these securities and it is not more likely than not it will be required to sell the securities before recovering the amortized costs basis. Accordingly, the Company does not believe any of the securities are other-than-temporarily impaired.

        In connection with a preferred equity investment, which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company has invested in the event of a borrower default under such loan. The loan matures in 2032. This guarantee is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. The Company's maximum exposure under this guarantee is approximately $1,396 and $1,406 as of June 30, 2009 and December 31, 2008, respectively. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

4. Acquisitions

  American Financial Realty Trust

        On April 1, 2008, the Company completed the acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, in a transaction with a total value of approximately $3.3 billion,

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

4. Acquisitions (Continued)

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

  GKK Manager

        On April 24, 2009, in connection with the Company's internalization of the Manager, the Company and the Operating Partnership entered into a securities transfer agreement with SL Green OP, GKK Manager Member Corp. ("Manager Corp") and SL Green, pursuant to which (i) SL Green OP and Manager Corp agreed to transfer to the Operating Partnership membership interests in the Manager and (ii) SL Green OP agreed to transfer to the Operating Partnership its Class B limited partner interests in the Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities.

Pro Forma

        The following table summarizes, on an unaudited pro forma basis, the Company's combined results of operations for the six months ended June 30, 2008 and 2009 as though the acquisitions of American Financial and GKK Manager were completed on January 1, 2008. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

4. Acquisitions (Continued)

assuming the transaction had been completed as set forth above, nor do they purport to represent the Company's results of operations for future periods. In addition, the following supplement pro forma operating data does not present the sale of assets through June 30, 2009. The Company accounted for the acquisition of assets utilizing the purchase method of accounting.

	2009	2008
Pro forma revenues	$322,012	$363,259
Pro forma net income (loss) available to common stockholders	$(224,810)	$53,962
Pro forma earnings per common share—basis	$(4.51)	$1.05
Pro forma earnings per common share—diluted	$(4.51)	$1.05
Pro forma common shares—basic	49,839	51,186
Pro forma common shares—diluted	49,839	51,388

5. Dispositions and Assets Held for Sale

        During the three and six months ended June 30, 2009, the Company sold or disposed of 12 and 35 properties, for net sales proceeds of $13,981 and $44,592, respectively. During the three and six months ended June 30, 2008, the Company sold 20 properties for net sales proceeds of $44,546. The sales transactions resulted in gains totaling $1,595 and $2,169 for the three and six months ended June 30, 2009, respectively. The sales transactions resulted in no gains or losses for the three and six months ended June 30, 2008.

        In January 2009, the Company sold to a third party its 49.75% TIC interest in 55 Corporate Drive, an office complex located in Bridgewater, New Jersey, at a gain of $215 for the six months ended June 30, 2009. As part of the transaction, the purchaser assumed the outstanding mortgage debt on the property.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

5. Dispositions and Assets Held for Sale (Continued)

        In accordance with the provisions of SFAS No. 144, the Company classified 85 and 104 properties as held for sale as of June 30, 2009 and December 31, 2008, respectively. The following table summarizes information for these properties:

	June 30, 2009	December 31, 2008
Assets held for sale:
Real estate investments, at cost:
Land	$35,669	$34,560
Buildings and improvements	119,766	140,685

Total real estate investments, at cost	155,435	175,245
Less accumulated depreciation	(1,724)	(4,629)

Real estate investments held for sale, net	153,711	170,616
Accrued interest and receivables	2,031	10,656
Loans and other lending investments, net	102,441	—
Acquired lease assets, net of accumulated amortization	3,977	—
Deferred costs	611	59
Other assets	4,180	11,449

Total assets held for sale:	$266,951	$192,780

Liabilities related to assets held for sale:
Mortgages payable	$52,601	$104,262
Accrued expenses	4,645	4,628
Deferred revenue	8,282	1,405
Below market lease liabilities, net of accumulated amortization	2,132	—
Other liabilities	24	248

Total liabilities related to assets held for sale	67,684	110,543

Net assets held for sale	$199,267	$82,237

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

5. Dispositions and Assets Held for Sale (Continued)

        The following operating results of the assets held for sale as of June 30, 2009 and 2008, and the assets sold, are included in discontinued operations for all periods presented:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating results:
Revenues	$6,429	$14,866	$13,489	$14,866
Operating expenses	(5,042)	(8,217)	(11,021)	(8,217)
Impairments	(13,295)	—	(19,068)	—
Interest expense	(482)	(3,916)	(1,259)	(3,916)
Depreciation and amortization	(336)	(2,266)	(1,015)	(2,266)
Equity in net income from unconsolidated joint venture	(110)	(343)	(474)	(700)

Net income (loss) from operations	(12,836)	124	(19,348)	(233)
Yield maintenance fees	(2)	—	(92)	—
Net gains from disposals	7,912	—	8,485	—

Net income (loss) from discontinued operations	$(4,926)	$124	$(10,955)	$(233)

        Discontinued operations have not been segregated in the consolidated statements of cash flows.

6. Investments in Unconsolidated Joint Ventures

  200 Franklin Square Drive, Somerset, New Jersey

        The Company owns a 25% interest in an equity owner and a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc, a wholly-owned subsidiary of Royal Phillips Electronics through December 2021. As of June 30, 2009 and December 31, 2008, the investment had a carrying value of $1,129 and $2,142, respectively. The Company recorded its pro rata share of net income of the joint venture of $29 and $59 and $5 and $36 for the three and six months ended June 30, 2009 and 2008, respectively.

  101 S. Marengo Avenue, Pasadena, California

        In November 2005, the Company closed on the purchase of a 50% interest in an office building in Pasadena, CA. The Company also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which was net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, ten-year fixed-rate first mortgage loan. The Company recorded its pro rata share of net loss of the joint venture of $110 and $343 and $474 and $700 for the three and six months ended June 30, 2009 and 2008, respectively, within discontinued operations. The Company sold its 50% interest in April 2009 for a gain of $6,317.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

6. Investments in Unconsolidated Joint Ventures (Continued)

  2 Herald Square, New York, New York

        In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of June 30, 2009 and December 31, 2008, the investment had a carrying value of $28,712 and $26,118, respectively. For the three and six months ended June 30, 2009 and 2008, the Company recorded its pro rata share of net income of $1,247 and $2,513 and $1,250 and $2,752, respectively.

  885 Third Avenue, New York, New York

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of June 30, 2009 and December 31, 2008, the investment had a carrying value of $41,402 and $37,070 respectively. The Company recorded its pro rata share of net income of $1,497 and $3,016 and $1,408 and $3,340 for the three and six months ended June 30, 2009 and 2008, respectively.

  Citizens Portfolio

        The Company, through its acquisition of American Financial on April 1, 2008, obtained an interest in a joint venture with UBS. The joint venture, as of June 30, 2009, owns and manages 72 bank branches totaling approximately 361,000 square feet. These branches are fully occupied, on a triple-net basis, by Citizens Bank, N.A. and Charter One Bank, N.A., two bank subsidiaries of Citizens Financial Group, Inc. The investment had a carrying value of $8,629 and $10,495 at June 30, 2009 and December 31, 2008, respectively. The Company recorded its pro rata share of net loss of $675 and $1,316 and $729 and $729 for the three and six months ended June 30, 2009 and 2008, respectively.

  Whiteface, Lake Placid, New York

        In April 2008, the Company acquired via a deed-in-lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York. As of June 30, 2009 and December 31, 2008, the investment had a carrying value of $23,120 and $22,161, respectively. The Company recorded its pro rata share of net loss of $126 and $85 and $205 and $205 for the three and six months ended June 30, 2009 and 2008, respectively.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

7. Collateralized Debt Obligations

        During 2005, the Company issued approximately $1,000,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. At issuance, the CDO consisted of $810,500 of investment grade notes, $84,500 of non-investment grade notes, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $105,000 of preferred shares, which were issued by the 2005 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. The Company incurred approximately $11,957 of costs related to Gramercy Real Estate CDO 2005-1, which are amortized on a level- yield basis over the average life of the CDO.

        During 2006 the Company issued approximately $1,000,000 of CDO bonds through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. At issuance, the CDO consisted of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. The Company incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

        In August 2007, the Company issued $1,100,000 of CDO bonds through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer, and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer. At issuance, the CDO consisted of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.46%. The Company incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

        The Company retained all non-investment grade securities, the preferred shares and the common shares in the Issuers and Co-Issuers of each CDO. The Issuer in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of the Issuer of each CDO are consolidated in the Company's financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under the Company's repurchase agreements and to fund additional investments. Loans and other investments owned by the CDO Issuers and Co-Issuers serve as collateral for the CDO bonds, and the income generated from these investments is used to fund interest obligations of the CDO bonds and the remaining income, if any, is retained by the Company.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

7. Collateralized Debt Obligations (Continued)

        The CDO bonds contain interest coverage and asset over-collateralization covenants that must be met in order for the Company to receive interest and other payments from the CDOs. If the Company fails these covenants in any of its CDOs, all cash flows from the applicable CDO, other than senior collateral management fees, will be diverted to repay principal and interest on the outstanding CDO bonds, and, until covenant compliance is reestablished, the Company will not receive any interest, equity or subordinate management fee payments from the applicable CDO. While the Company was in compliance with all such covenants as of June 30, 2009 and December 31, 2008, the compliance margin was narrow and a relatively small decline in the Company's performance and credit metrics could cause it to fall out of compliance in the future, with a corresponding loss of cash flow.

        During the three and six months ended June 30, 2008, the Company repurchased, at a discount, $37,800 and $51,300, respectively, of investment grade notes previously issued by our CDOs, respectively. The Company recorded a net gain on the early extinguishment of debt of $17,597 and $21,096 for the three and six months ended June 30, 2008, respectively, in connection with the repurchase of notes of such Issuers.

8. Debt Obligations

Term Loan, Credit Facility and Repurchase Facility

        The facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility in 2004, and was subsequently increased to $500,000 effective April 2005. In July 2008, the original facility was terminated and a new facility was executed with Wachovia to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving credit facility equal to $100,000 with a credit spread of 242.5 basis points (which would have been increased to 267.5 basis points upon an extension of the maturity of the credit facility). The term of the credit facility was two years and the borrowers were able to extend the term for an additional twelve-month period if certain conditions were met. Advance rates for assets acquired pursuant to the credit facility varied from 50% to 80% of purchase price, depending on the type and structure of the asset. In April 2009, the Company entered into an amendment with Wachovia, pursuant to which the maturity date of the credit facility was extended to March 31, 2011 and the interest rate remained unchanged. The amendment also eliminated all financial covenants, eliminated Wachovia's right to impose future margin calls, reduced the recourse guarantee to be no more than $10,000, and eliminated cross default provisions with respect to the Company's other indebtedness. The Company made a $13,000 deposit and provided other credit support to backstop letters of credit of Wachovia issued in connection with the Company's mortgage debt obligations of certain of the Company's subsidiaries. The Company also agreed to attempt to divest of certain loan investments in the future in order to further deleverage the credit facility and to forego additional borrowing under the facility. Borrowings under the Wachovia facility at June 30, 2009 and December 31, 2008 were secured by mezzanine loans with a carrying value of $121,929 and $202,823, respectively. The Company had no accrued interest and borrowings of $60,637 at a weighted average spread to LIBOR of 2.05% as of June 30, 2009, and no accrued interest and borrowings of $72,254 on the repurchase facility at a weighted average spread to LIBOR of 2.68% as of December 31, 2008.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

8. Debt Obligations (Continued)

        Subsidiaries of the Company also entered into a repurchase facility with Goldman Sachs Mortgage Company, or Goldman. In October 2006, this facility was increased from $200,000 to $400,000 and its maturity date extended until September 2009. In August 2008, the facility was amended to reduce the borrowing capacity to $200,000 and to provide for an extension of the maturity to December 2010 for a fee, provided that no event of default has occurred. The facility bears interest at spreads of 2.00% to 2.30% over one-month LIBOR and provides for advance rates that vary from 65% to 75% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. In April 2009, the Company entered into an amendment to the amended and restated master repurchase agreement and amended guaranty with Goldman, pursuant to which all financial covenants in the amended and restated repurchase agreement and the amended guaranty were eliminated and certain other provisions of the amended and restated repurchase agreement and the amended guaranty were amended or deleted, including, among other things, the elimination of the existing recourse liability and a relaxation of certain affirmative and negative covenants. The Company made a cash payment to Goldman in the amount of $4,000 to reduce the borrowings under the agreement. Borrowings under the Goldman repurchase facility at June 30, 2009 and December 31, 2008 were secured by the mezzanine loans with a carrying value of $29,013 and $64,960, respectively. The Company had accrued interest of $10 and borrowings of $4,339 at a weighted average spread to LIBOR of 2.50% as of June 30, 2009, and no accrued interest and borrowings of $23,643 at a weighted average spread to LIBOR of 2.50% under this facility at December 31, 2008.

        The Goldman repurchase facility and the Wachovia credit facility require that borrowings under these facilities be repaid as principal payments on the loans and investments pledged to these facilities are received or as proceeds from the sale of those investments are received. Currently, assets pledged as collateral under these facilities include interests in mezzanine loans.

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

Unsecured Credit Facility

        In May 2006, the Company closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

8. Debt Obligations (Continued)

extension option. In June 2007, the facility was increased to $175,000. The facility was supported by a negative pledge of an identified asset base. In March 2009, the Company entered into an amendment and compromise agreement with KeyBank to settle and satisfy the loan obligations at a discount for a current cash payment of $45,000 and a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities in the Company's CDOs. The Company recorded a net gain on extinguishment of debt of $107,229 as a result of this agreement.

Mortgage Loans

        Certain real estate assets are subject to mortgage liens. As of June 30, 2009, 718 of the Company's real estate assets were encumbered with mortgage and mezzanine loans with a cumulative outstanding balance of $2,367,193. The Company's mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. The Company is in compliance with these ratios as of June 30, 2009. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company's ability to release properties from the financing may be restricted and the lender may be able to "trap" portfolio cash flow until the required ratios are met on an ongoing basis.

        On June 30, 2009, First States Investors 225, LLC, an indirect wholly-owned subsidiary of the Company ("First States 225") executed a first amendment of note, deed of trust and other loan documents (the "Amendment") with Wells Fargo Bank, N.A., as trustee under a pooling and servicing agreement. First States 225 is the borrower under a $52,601 mortgage loan secured by a Class A high rise office tower located in St. Louis, Missouri, designated as held for sale. The Amendment extends the original maturity of the mortgage from July 1, 2009 to January 1, 2010. In addition, the Amendment establishes a monthly principal reserve requirement of $90 and implements monthly financial and operational reporting. The Company paid a 50 basis point extension fee totaling $263 as well as lender's legal fees to secure the extension.

  Goldman Mortgage Loan

        On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement, or the Goldman Mortgage Loan, with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Borrowers and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee, during the first six months payable to the lender, as long as simultaneously therewith a proportionate prepayment of the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

8. Debt Obligations (Continued)

Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement described below was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The Company had accrued interest of $247 and borrowings of $241,324 as of June 30, 2009 and accrued interest of $367 and borrowings of $242,568 as of December 31, 2008.

  Secured Term Loan

        On April 1, 2008, First States Group 3300 B, L.P., an indirect wholly-owned subsidiary of the Company ("PB Loan Borrower"), entered into a loan agreement, or the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000, or the PB Loan in part to refinance a portion of a portfolio of American Financial's properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. The Company had accrued interest of $394 and borrowings of $238,283 as of June 30, 2009 and accrued interest of $657 and borrowings of $240,000 as of December 31, 2008.

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

        The PB Loan Agreement contains certain semi-annual covenants relating to liquidity and tangible net worth. As of June 30, 2009 and December 31, 2008, the last testing date, the Company was in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

        On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between The Mezzanine Borrowers and GSCMC and Citicorp, The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

8. Debt Obligations (Continued)

of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans, pursuant to which an indirect wholly-owned subsidiary of the Company is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine loan and the Senior Mezzanine Loan) by the lenders. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR, the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. The Company had accrued interest of $1,430 and borrowings of $569,122 as of June 30, 2009 and accrued interest of $1,821 and borrowings of $580,462 as of December 31, 2008.

        The Goldman Mezzanine Loan required and the Senior Mezzanine loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $850. Since August 2008, $575 of this reserve was released to the Mezzanine Borrowers, leaving a balance of $275 reserved with the lender as of June 30, 2009. The lender may upon the Company's request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

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

        In January 2009, the Operating Partnership entered into an exchange agreement with the holders of the securities, pursuant to which the Operating Partnership and the holders agreed to exchange all of the previously issued trust preferred securities for newly issued unsecured junior subordinated notes, or the Junior Notes, in the aggregate principal amount of $150,000. The Junior Notes will mature on June 30, 2035, or the Maturity Date, and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

8. Debt Obligations (Continued)

Date. The Company, at its option, may redeem the Junior Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount of the Junior Notes. The optional redemption of the Junior Notes in part must be made in at least $25,000 increments. The Junior Notes also contain additional covenants restricting, among other things, the Company's ability to declare or pay any dividends during the calendar year 2009 or make any payment or redeem any debt securities ranked pari passu or junior to the Junior Notes. In connection with the exchange agreement, the final payment on the trust preferred securities for the period October 30, 2008 through January 29, 2009 was revised to be at a reduced interest rate of 0.50% per annum.

        The following is a summary of mortgage notes payable, mezzanine loan and acquisition loan facilities as of June 30, 2009:

	Encumbered Properties	Balance		Interest Rates	Maturity Dates
Fixed-rate mortgages	477	$1,318,464	(1)	4.55% to 8.29%	January 2010 to September 2023
Variable-rate mortgages	241	479,607		1.97% to 6.32%	March 2010 to April 2013

Total mortgage notes payable	718	1,798,071

Above/below market interest		18,220
Mortgage notes payable related to assets held for sale	(1)	(52,601)

Balance, June 30, 2009	717	$1,763,690

(1)
Includes $88,903 of debt that is collateralized by $99,447 of pledged Treasury securities, net of discounts and premiums and $4,439 of debt that relates to the proportionate share of the 11% minority interest holder in 801 Market Street as of June 30, 2009.

        Combined aggregate principal maturities of the Company's consolidated CDOs, Goldman repurchase facility and Wachovia credit facility, term loan, junior subordinated notes, mortgage loans

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

8. Debt Obligations (Continued)

and mezzanine loans (including the Goldman Mortgage, Senior Mezzanine Loan and Junior Mezzanine loan) as of June 30, 2009 are as follows:

	CDOs	Term Loan, Credit Facility and Repurchase Facility	Junior Subordinated Notes	Mortgage and Mezzanine Loans	Total
2009 (July 1–December 31)	$—	$—	$—	$13,050	$13,050
2010	—	4,339	—	899,302	903,641
2011	—	60,637	—	25,121	85,758
2012	—	—	—	80,285	80,285
2013	—	—	—	621,253	621,253
Thereafter	2,608,175	—	150,000	728,182	3,486,357
Above/Below Market Interest				18,220	18,220

Total	$2,608,175	$64,976	$150,000	$2,385,413	$5,208,564

9. Lease Agreements

        The Company's properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2027. These leases generally contain rent increases and renewal options. Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of June 30, 2009 are as follows:

Operating Lease
2009 (July 1–December 31)	$138,512
2010	263,638
2011	206,431
2012	189,620
2013	178,925
Thereafter	1,317,971

Total minimum lease payments	$2,295,097

10. Operating Partnership Agreement/Manager

        At June 30, 2009 and December 31, 2008, the Company owned all of the Class A limited partner interests in the Operating Partnership. For the period January 1, 2009 through April 24, 2009 and at December 31, 2008, all of the Class B limited partner interests were owned by SL Green OP. For the period January 1, 2009 through April 24, 2009 and at December 31, 2008, all of the interests in the Manager were held by SL Green OP. On April 24, 2009, the Company completed the internalization of management through the direct acquisition of the Manager. The consideration paid to SL Green in the transaction was de minimis. Accordingly, beginning in May 2009, management and incentive fees

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

10. Operating Partnership Agreement/Manager (Continued)

payable by the Company to the Manager ceased and the Company owns all of the Class B limited partner interests (which have been cancelled) and all of the interests in the Manager.

11. Related Party Transactions

        On April 24, 2009, in connection with the internalization, the Company and the Operating Partnership entered into a securities transfer agreement with SL Green OP, Manager Corp. and SL Green, pursuant to which (i) SL Green OP and Manager Corp. agreed to transfer to the Operating Partnership membership interests in the Manager and (ii) SL Green OP agreed to transfer to the Operating Partnership its Class B limited partner interests in the Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities. No distributions were due on the Class B limited partner interests for the period ended June 30, 2009 or otherwise in connection with the internalization.

        Concurrently with the execution of the securities transfer agreement, the Company also entered into a special rights agreement with SL Green OP and SL Green, pursuant to which SL Green and SL Green OP agreed to provide the Company certain management information systems services from April 24, 2009 through the date that is 90 days thereafter and the Company agreed to pay SL Green OP a monthly cash fee of $25 in connection therewith. The Company also agreed to use its best efforts to operate as a REIT during each taxable year and to, so long as SL Green OP owns at least 7.5% of the shares of the Company's common stock, cause the Company's tax counsel to provide legal opinions to SL Green relating to the Company's REIT status. As of June 30, 2009, management information systems services were no longer being provided by SL Green or SL Green OP.

        In connection with its initial public offering, the Company entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. The Company paid the Manager an annual management fee equal to 1.75% of the Company's gross stockholders equity (as defined in the management agreement) inclusive of the Company's trust preferred securities. In October 2008, the Company entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of the Company's gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to the Company. The Company incurred expense to the Manager under this agreement of an aggregate of $2,115 and $7,787 for the three and six months ended June 30, 2009, and $9,106 and $16,251 for the three and six months ended June 30, 2008, respectively.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

11. Related Party Transactions (Continued)

        Prior to the internalization, to provide an incentive to enhance the value of the Company's common stock, the holders of the Class B limited partner interests of the Operating Partnership were entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of the Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such became probable and reasonably estimable in accordance with the partnership agreement. In October 2008, the Company entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provided that the starting January 1, 2009, the incentive distribution could have been paid, at the Company's option, in cash or shares of common stock. In December 2008, the Company entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to the Company, 1.9 million shares of the Company's common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests of the Operating Partnership may have had to the Operating Partnership, and the Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of the Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The Company incurred approximately $2,604 and $5,100 with respect to such Class B limited partner interests for the three and six months ended June 30, 2008, respectively. No incentive distribution was earned by the Class B limited partner interests for the three and six months ended June 30, 2009.

        Prior to the internalization, the Company was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green OP and a separate outsource agreement between the Manager and SL Green OP. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by the Company of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee could have been reduced by SL Green OP for fees paid directly to outside servicers by the Company. The outsource agreement provided for an annual fee payable by the Company, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the three and six months ended June 30, 2008, the Company realized expense of $683 and $1,024, respectively, to the Manager under the outsource agreement. For the three and six months ended June 30, 2009, the Company incurred expense of $163 and $250, respectively, pursuant to the special servicing agreement. For the three and six months ended June 30, 2008, the Company realized expense of $1,365 and $2,676, respectively, to the Manager under the asset servicing agreement. In October 2008, each of the asset servicing agreement and outsource agreement was terminated, effective as of September 30, 2008. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

11. Related Party Transactions (Continued)

an affiliate of SL Green, pursuant to which the Company was obligated to reimburse the Manager for its costs incurred thereunder from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to the Company's CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to the Company's CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate will be entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement was terminated effective June 23, 2009; however the Company previously entered into the new special servicing arrangements with SitusServe, L.P., which became the rated special servicer for the Company's CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors.

        On October 27, 2008, the Company entered into a services agreement with SL Green and SL Green OP which was subsequently terminated in connection with the internalization. Pursuant to the services agreement, SL Green agreed to provide consulting and other services to the Company. SL Green would make Marc Holliday, Andrew Mathias and David Schonbraun available in connection with the provision of the services until the earliest of (i) September 30, 2009, (ii) the termination of the management agreement or (iii) with respect to a particular executive, the termination of any such executive's employment with SL Green. In consideration for the consulting services, the Company paid a fee to SL Green of $200 per month, payable, at its option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of the Company's common stock trade, shares of its common stock. SL Green also provided the Company with certain other services described in the services agreement for a fee of $100 per month in cash and for a period terminating at the earlier of (i) three months after the date of the services agreement, subject to a one-time 30-day extension, or (ii) the termination of the management agreement. By a separate agreement and a separate fee, SL Green and SL Green OP agreed to perform special servicer activities for the Company through one of their rated special serving affiliates for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter or (ii) a date on which a new special servicer agreement is entered into between the Manager and a rated third-party servicer. The April 24, 2009 agreement was terminated effective June 23, 2009; however the Company previously entered into the new special servicing arrangements with SitusServe, L.P., which became the rated special servicer for the Company's CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors.

        In connection with the closing of the Company's first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with the Manager. Pursuant to the collateral management

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

11. Related Party Transactions (Continued)

agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Board of Directors had allocated to the Manager the subordinate collateral management fee paid on the CDO notes not held by the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager had, commencing July 1, 2008, agreed to remit this amount to the Company. At June 30, 2009 and December 31, 2008, the Company owned all of the non-investment grade bonds, preferred equity and equity in the 2005 CDO. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to the Company. For the three and six months ended June 30, 2008, the Company realized expense of $512 and $1,024, respectively, to the Manager under such collateral management agreement.

        Prior to the internalization, fees payable in connection with CDOs or other securitization vehicles, except for the 2005 CDO, were governed by the management agreement. Pursuant to the management agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliates will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated the Company or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

11. Related Party Transactions (Continued)

collateral manager in excess of the fee structure provided for above, such fees are paid to the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager, commencing July 1, 2008, agreed to remit this amount to the Company. For the six months ended June 30, 2008, the Company realized expense of approximately $571 to the Manager under this agreement. With respect to the CDO which closed in August, 2007, the Company realized expense to the Manager of $216 and $432 for the for the three and six months ended June 30, 2008, respectively.

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

        Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for the Company's corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of the Company's leased premises and carries rents of approximately $103 per annum during the initial lease year and $123 per annum during the final lease year. For the three and six months ended June 30, 2009 and 2008, the Company paid $185 and $285 and $62 and $125, under this lease, respectively.

        In July 2005, the Company closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of June 30, 2009 and December 31, 2008, the loan had a book value of $39,400 and $39,520, respectively.

        In March 2006, the Company closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

11. Related Party Transactions (Continued)

The mezzanine loan was repaid in full on May 9, 2006, when the Company originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and had a book value of $86,630 and $90,595 as of June 30, 2009 and December 31, 2008, respectively.

        In June 2006, the Company closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future. The remaining 50% of the property was owned as a TIC interest by an affiliate of SL Green OP. The property was comprised of three buildings totaling 670,000 square feet which was 100% net leased to an entity whose obligations were guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan. In January 2009, the Company and SL Green sold 100% of the respective interests in 55 Corporate Drive.

        In December 2006, the Company acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan. As of June 30, 2009 and December 31, 2008, the loan had a book value of $104,949 and $118,702, respectively.

        In January 2007, the Company originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event the Company's loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from the Company and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of June 30, 2009 and December 31, 2008, the Company's interest in the whole loan had a carrying value of $62,814 and $66,607, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

        In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of June 30, 2009 and December 31, 2008, the investment had a carrying value of $28,712 and $26,118, respectively. The Company recorded its pro rata share of net income of $1,250 and $2,513 and $1,250 and $2,752 for the three and six months ended June 30, 2009 and 2008, respectively.

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

11. Related Party Transactions (Continued)

10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of June 30, 2009 and December 31, 2008, the investment had a carrying value of $41,401 and $37,070, respectively. The Company recorded its pro rata share of net income of $1,497 and $3,016 and $1,408 and $3,340 for the three and six months ended June 30, 2009 and 2008, respectively.

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

        In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter the Company participated 50% of its interest in the loan back to SL Green. As of June 30, 2009 and December 31, 2008, the loan has a book value of $0 and $11,925, respectively. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of June 30, 2009 and December 31, 2008 the loan had a book value of $23,193 and $28,026, respectively.

        In November 2007, the Company acquired from a syndicate comprised of financial institutions a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%. As of June 30, 2009 and December 31, 2008, the loan had a book value of $0 and $15,655, respectively.

        In December 2007, the Company acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter the Company participated 50% of its interest in the loan to an affiliate of SL Green. The investment, which is secured by a retail property in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, the Company sold its remaining interest in the loan to an affiliate of SL Green for

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

11. Related Party Transactions (Continued)

$16,120 pursuant to purchase rights established when the loan was acquired. In anticipation of the sale, the Company recorded $1,926 of additional impairment charges during the three months ended June 30, 2009. The loan was originally funded under the Company's credit facility with Wachovia, as amended in April 2009. Accordingly, terms of the sale were subject to approval by Wachovia. The sale includes contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan. As of June 30, 2009 and December 31, 2008, the loan had a book value of $15,941 and $24,599, respectively.

        In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter the Company participated 50% of the Company's interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of June 30, 2009 and December 31, 2008, the loan had a book value of $27,801 and $46,488, respectively.

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

        In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of June 30, 2009 and December 31, 2008, the loan had a book value of $9,256 and $9,324, respectively.

        In September 2008, the Company closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower's interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of June 30, 2009 and December 31, 2008, the loan had a book value of $29,014 and $30,367, respectively.

12. Deferred Costs

        Deferred costs at June 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Deferred financing	$78,028	$77,102
Deferred acquisition	1,548	1,600
Deferred leasing	1,731	1,056

	81,307	79,758
Less accumulated amortization	(37,320)	(26,451)

	43,987	53,307
Less held for sale	(611)	(59)

	$43,376	$53,248

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

12. Deferred Costs (Continued)

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

13. Fair Value of Financial Instruments

        FASB Staff Position on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows based upon market yields or by using other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

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

    Lending investments: These instruments are presented at the lower of cost or, when applicable, market value and not at fair value. The fair values were estimated by using market yields floating rate and fixed rate (as appropriate) loans with similar credit characteristics.

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

June 30, 2009

13. Fair Value of Financial Instruments (Continued)

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

        The following table presents the carrying value in the financial statements, and approximate fair value of other financial instruments at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Government securities	$99,447	$100,361	$101,576	$106,796
Lending investments	$1,779,167	$1,620,519	$2,213,473	$2,040,914
CMBS	$947,663	$404,675	$869,973	$299,985
Financial liabilities:
Mortgage note payable and senior and junior mezzanine loans	$2,385,413	$2,190,083	$2,413,467	$1,821,448
Unsecured credit facility	$—	$14,958	$172,301	$167,916
Term loan, credit facility and repurchase facility	$64,976	$64,329	$95,897	$94,321
Collateralized debt obligations	$2,608,175	$1,159,923	$2,608,065	$1,021,114
Junior subordinated debentures	$150,000	$132,835	$150,000	$134,300

        Disclosure about fair value of financial instruments is based on pertinent information available to the Company at June 30, 2009 and December 31, 2008. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

        The Company adopted SFAS 157 which, among other things, requires additional disclosures about financial instruments carried at fair value. SFAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The following discussion of fair value was determined by the Manager, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

13. Fair Value of Financial Instruments (Continued)

measuring fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Fair Value on a Recurring Basis

        Liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations. Derivatives were classified as Level III due to the significance of the credit valuation allowance which is based upon less observable inputs

At June 30, 2009	Total	Level I	Level II	Level III
Financial Liabilities:
Derivative instruments	$96,563	$—	$—	$96,563

Fair Value on a Non-Recurring Basis

        The Company uses fair value measurements on a nonrecurring basis in its assessment of assets classified as loans and other lending investments and lending investments held for sale, which are reported at cost and have been written down to fair value as a result of valuation allowances. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded:

At June 30, 2009	Total	Level I	Level II	Level III
Financial Assets:
Lending investments	$570,946	$—	$—	$570,946
Lending investments held for sale	$102,441	$—	$—	$102,441

        The total change in fair value of financial instruments for which a fair value adjustment has been included in the condensed consolidated statements of operations for the three and six months ended June 30, 2009 was $167,412 and $220,183, respectively.

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

June 30, 2009

13. Fair Value of Financial Instruments (Continued)

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

14. Stockholders' Equity

        The Company's authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2009, 49,848,333 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

Preferred Stock

        In April 2007, the Company issued 4,600,000 shares of its 8.125% Series A cumulative redeemable preferred stock (including the underwriters' over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares are entitled to receive annual dividends of $2.03125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, the Company may at its option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205. Beginning with the fourth quarter of 2008, the Company's board of directors, elected not to pay the quarterly Series A preferred stock dividend of $0.50781 per share. As of June 30, 2009 and December 31, 2008 the Company accrued preferred stock dividends of $6,981 and $2,325, respectively. Covenants in the Junior Notes restrict the Company's ability to declare or pay dividends on its common or preferred stock during the calendar year 2009.

Common Stock

        In April 2008, the Company issued approximately 15,634,854 shares of common stock in connection with the American Financial acquisition. These shares had a value of approximately $378,672 on the date the merger agreement was executed. Also, as a result of the American Financial acquisition, an affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to an one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance. Subsequent to issuance, SL Green OP owned approximately 15.8% of the outstanding shares of the Company's common stock.

        In December 2008, the Company entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to the Company, 1.9 million shares of the Company's common stock, in full satisfaction of all potential obligations that the holders of Class B limited partner interests may have in respect of the recalculation of the distribution amount to the holders at the end of 2008 calendar year. The shares of common

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

14. Stockholders' Equity (Continued)

stock were cancelled upon receipt by the Company. Subsequent to the letter agreement, SL Green OP owned approximately 12.5% of the outstanding shares of the Company's common stock.

Equity Incentive Plan

        As part of the Company's initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors' fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At June 30, 2009, 1,092,901 shares of common stock were available for issuance under the Equity Incentive Plan.

        Options granted under the Equity Incentive Plan to recipients who are employees of Gramercy are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant. In some instances, options may be granted under the Equity Incentive Plan to persons who provide significant services to the Company or are employees of SL Green. Options granted to recipients that are not employees have the same terms as those issued to employees except as it relates to any performance-based provisions within the grant. To the extent there are performance provisions associated with a grant to a recipient who is not an employee, an estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date. If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

        A summary of the status of the Company's stock options as of June 30, 2009 and December 31, 2008 are presented below:

	June 30, 2009		December 31, 2008
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,691,336	$17.61	1,428,169	$22.82
Modification	—	$—	110,716	$—
Granted	30,000	$1.25	385,000	$5.30
Exercised	—	$—	(85,547)	$14.83
Lapsed or cancelled	(83,373)	$20.78	(147,002)	$25.52

Balance at end of period	1,637,963	$17.15	1,691,336	$17.61

        For the six months ended June 30, 2009, all options were granted at a price of $1.25. The remaining weighted average contractual life of the options was 7.2 years. Compensation expense of $48 and $62 and $263 and $527 was recorded for the three and six months ended June 30, 2009 and 2008, respectively, related to the issuance of stock options.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

14. Stockholders' Equity (Continued)

        Through June 30, 2009, 1,135,004 restricted shares had been issued under the Equity Incentive Plan, of which 50% have vested. The vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $107 and $152 and $671 and $1,530 was recorded for the three and six months ended June 30, 2009 and 2008, respectively, related to the issuance of restricted shares.

Employee Stock Purchase Plan

        In November 2007, the Company's board of directors adopted, and the stockholders subsequently approved in June 2008, the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make the Company's business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code and has been adopted by the board to enable the Company's eligible employees to purchase its shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 250,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP. The common stock will be offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. An immaterial amount of shares have been purchased under this plan.

Outperformance Plan

        In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, were to share in a "performance pool" if the Company's total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The Company recorded the expense of the plan award in accordance with FASB Statement No. 123(R). Compensation expense of $308 and $617 was recorded for the three and six months ended June 30, 2008, respectively, related to the 2005 Outperformance Plan. Based on the Company's total return to stockholders as of the May 31, 2008 measurement period conclusion date, the Company did not meet the minimum 30% return threshold and accordingly, the plan participants automatically forfeited the LTIP Units and the 2005 Outperformance Plan expired as of that date.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

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

        As of June 30, 2009, there were approximately 210,694 phantom stock units outstanding, of which 198,694 units are vested.

Earnings per Share

        Earnings per share for the three and six months ended June 30, 2009 and 2008 is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator—Income (loss)
Basic Earnings:
Net income (loss) available to common stockholders	$(198,142)	$10,060	$(225,443)	$33,194
Effect of dilutive securities	—	—	—	—
Diluted Earnings:

Net income (loss) available to common stockholders	$(198,142)	$10,060	$(225,443)	$33,194

Denominator—Weighted average shares
Basic
Shares available to common shareholders	49,818	51,166	49,839	42,966
Effect of dilutive securities
Stock based compensation plans	—	81	—	158
Phantom stock units	—	44	—	43

Diluted shares	49,818	51,291	49,839	43,167

        Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, as long as their inclusion would not be antidilutive. For the three and six months ended June 30, 2009, 190 and 144 share options and 210 and 210 phantom share units,

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

14. Stockholders' Equity (Continued)

both computed under the treasury share method, respectively, were excluded from the diluted loss per share computation as their effect would have been antidilutive for both periods.

        Accumulated other comprehensive income (loss) for the six months ended June 30, 2009 and 2008 was comprised of the following:

	Six Months Ended June 30,
	2009	2008
Net unrealized gains on held to maturity securities	$1,697	$9,771
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	(101,264)	(68,398)

Total accumulated and other comprehensive loss	$(99,567)	$(58,627)

        Total comprehensive income (loss) totaled $(155,989) and $44,897 for the six months ended June 30, 2009 and 2008, respectively.

15. Benefit Plans

        In June 2009, the Company implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of the Company, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable. The 401(K) Plan provides for annual discretionary matching contributions by the Company. Prior to the implementation of the 401(K) Plan, as an affiliate of SL Green, the Company's employees were eligible to participate in a 401(K) Savings/Retirement Plan implemented by SL Green. Except for the 401(k) Plan, at June 30, 2009, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan or other benefit plans.

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

        The Company's corporate offices at 420 Lexington Avenue, New York, New York are subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

16. Commitments and Contingencies (Continued)

remainder of the Company's leased premises and carries rents of approximately $103 per annum during the initial lease year and $123 per annum during the final lease year.

        As of June 30, 2009, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2101. These lease obligations generally contain rent increases and renewal options.

        Future minimum lease payments under non-cancelable operating leases as of June 30, 2009 are as follows:

2009 (July 1–December 31)	$9,816
2010	19,670
2011	19,558
2012	19,156
2013	19,030
2014 and thereafter	179,858

Total	$267,088

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

17. Financial Instruments: Derivatives and Hedging

        FASB No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective January 1, 2001, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Ineffectiveness may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

        The following table summarizes the notional and fair value of the Company's derivative financial instruments at June 30, 2009. The notional value is an indication of the extent of the Company's

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

17. Financial Instruments: Derivatives and Hedging (Continued)

involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$3,465	4.280%	7/2005	12/2009	$(55)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	4/2006	3/2010	(97)
Interest Rate Swap	3 month LIBOR	12,000	9.850%	8/2006	8/2011	(817)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	1/2007	1/2017	(4,967)
Interest Rate Swap	3 month LIBOR	347,908	5.408%	8/2007	5/2017	(25,831)
Interest Rate Swap	3 month LIBOR	699,441	5.331%	8/2007	1/2018	(59,141)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	7/2015	(715)
Interest Rate Swap	3 month LIBOR	12,000	3.063%	1/2008	7/2010	(254)
Interest Rate Swap	3 month LIBOR	2,000	3.073%	1/2008	7/2010	(42)
Interest Rate Swap	3 month LIBOR	24,143	5.114%	2/2008	1/2017	(1,721)
Interest Rate Swap	3 month LIBOR	16,412	5.203%	2/2008	5/2017	(1,210)
Interest Rate Swap	3 month LIBOR	4,700	3.170%	4/2008	4/2012	(132)
Interest Rate Swap	1 month LIBOR	9,375	4.260%	8/2008	1/2015	(460)
Interest Rate Swap	3 month LIBOR	10,000	3.920%	10/2008	10/2013	(408)
Interest Rate Swap	3 month LIBOR	17,500	3.920%	10/2008	10/2013	(713)
Interest Rate Cap	1 month LIBOR	250,000	5.250%	4/2008	3/2010	—
Interest Rate Cap	1 month LIBOR	600,000	5.250%	8/2008	3/2010	—

Total		$2,069,777				$(96,563)

        At June 30, 2009, derivative instruments were reported at their fair value as a net liability of $96,563. The changes in fair value of derivatives for the six months ended June 30, 2009 are represented as deferred losses in Accumulated Other Comprehensive Income (loss) of $60,883. For the three and six months ended June 30, 2009, the Company recognized a decrease to interest expense of $76 and $19, respectively, attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income (loss) will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

18. Income Taxes

        The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with it's taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

18. Income Taxes (Continued)

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

        For the three and six months ended, June 30, 2009 and 2008, the Company recorded $134 and $2,401 and $0 and $11 of income tax expense, respectively, in net income (loss) from continuing operations. Included in tax expense for the six months ended June 30, 2009 is $2,100 of state income taxes on the gain of extinguishment of debt of $107,229. Under federal tax law, the Company is allowed to defer this gain until 2014, but not all states follow this federal rule.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2009

19. Segment Reporting (Continued)

        The Company evaluates performance based on the following financial measures for each segment:

	Finance	Real Estate	Corporate/ Other(1)	Total Company
Three months ended June 30, 2009
Total revenues(2)	$46,890	$111,619	$—	$158,509
Earnings (loss) from unconsolidated joint ventures	2,650	(675)	—	1,975
Total operating and interest expense(3)	(238,786)	(104,050)	(9,552)	(352,388)

Net income (loss) from continuing operations(4)	$(189,246)	$6,894	$(9,552)	$(191,904)

	Finance	Real Estate	Corporate/ Other(1)	Total Company
Six months ended June 30, 2009
Total revenues(2)	$101,770	$220,242	$—	$322,012
Earnings (loss) from unconsolidated joint ventures	5,503	(1,316)	—	4,187
Total operating and interest expense(3)	(309,730)	(208,945)	(18,335)	(537,010)

Net income (loss) from continuing operations	$(202,457)	$9,981	$(18,335)	$(210,811)

Total Assets	$3,917,994	$4,033,309	$(710,309)	$7,240,994

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

(3)
Total operating and interest expense includes provision for loan losses for the Finance business and operating costs on commercial property assets for the Real Estate business, and interest expense and gain (loss) on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $30,039 and $57,458 for the three and six months ended June 30, 2009, respectively, is included in the amounts presented above.

ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations
(Unaudited amounts in thousands, except for share and per share data)

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

        We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. From our inception until April 2009, we were externally managed and advised by GKK Manager LLC, or the Manager, a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green. On April 24, 2009, we completed the internalization of management through the direct acquisition of the Manager from SL Green. As a result of the internalization, beginning in May 2009, management and incentive fees payable by us to the Manager ceased, and we added 77 former employees of the Manager to our own staff. We expensed approximately $5,010 for acquisition costs incurred through June 30, 2009 in connection with our acquisition of the Manager. At June 30, 2009, SL Green Operating Partnership, L.P., or SL Green OP, owned approximately 12.5% of the outstanding shares of our common stock.

        Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Our property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are for the most part deposit taking commercial banks, thrifts and credit unions, which we generally refer to as "banks." Our portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wachovia Bank National Association (now owned by Wells Fargo & Company, or Wells Fargo), or Wachovia Bank, Regions Financial Corporation, or Regions Financial, and Citizens Financial Group, Inc., or Citizen Financial, and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of us through which our commercial real estate finance and property investment businesses are conducted.

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

        Since our inception, we have completed debt investment transactions in a variety of markets and secured by a variety of property types. Until the second half of 2007, the market for commercial real estate debt exhibited high relative returns and significant inflows of capital. However, due to growing illiquidity in the credit markets and an overall slowing in macroeconomic conditions, the default levels for commercial real estate have risen. The market for debt instruments had for several years, until the second half of 2007, evidenced declining yields and more flexible credit standards and loan structures. In particular, "conduit" originators who packaged whole loans for resale to investors drove debt yields lower while maintaining substantial liquidity because of the then-strong demand for the resulting securities. Because of reduced profits in the most liquid sectors of the mortgage finance business then existing, several large institutions began originating large bridge loans for the purpose of generating interest income, rather than the typical focus on trading profits. In response to those developments, we focused on areas where we had comparative advantages rather than competing for product merely on the basis of yield or structure. This had particularly included whole loan origination in markets and transactions where we had an advantage due to (i) knowledge or relationships we have, (ii) knowledge or relationships of our largest stockholder, SL Green, and (iii) an ability to better assess and manage risks over time. When considering investment opportunities in secondary market transactions in tranched debt, we often avoided first loss risk in larger transactions due to the then-high valuations of the underlying real estate relative to historic valuation levels. Because of the then-significant increase in the value of institutional quality assets relative to historic norms, we focused on positions in which a property sale or conventional refinancing at loan maturity, based on normalized valuation and lending standards, would provide for a complete return of our investment. We generally matched our assets and liabilities in terms of base interest rate (generally one-month LIBOR) and, to the extent possible, expected duration. We raised debt and equity in several different capital markets to improve the diversity of our funding sources, maintain liquidity, and achieve our match-funding objectives.

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

        We have responded to these difficult conditions by sharply decreasing investment activity when we observed deteriorating market conditions, increasing our liquidity, extending debt maturities and restructuring certain of our debt facilities. In addition, beginning with the third quarter of 2008, our board of directors elected to not pay the dividend on common stock, which for the second quarter of 2008 was $0.63 per share. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The preferred stock dividend for the fourth quarter of 2008 and the first and second quarters of 2009 has been accrued for as of June 30, 2009. In January 2009, we exchanged our $150,000 of trust preferred securities for a new $150,000 junior subordinated debenture. As part of such transaction, we agreed that we will not make any distributions on, or repurchases of, our common stock or preferred stock for all of 2009. Our board of directors will revisit our dividend policy in 2010. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements.

        In response to these market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, temporary prohibitions on short sales of certain financial institution securities, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers and implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and securities market. On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA was enacted into law. The EESA authorized the U.S. Secretary of Treasury to create a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008. The ESSA also provides for a program that would allow companies to insure their troubled assets. The U.S. Treasury has announced the establishment of the following programs under TARP: the Capital Purchase Program, the Targeted Investment Program, the Systemically Failing Institutions Program, the Asset Guarantee Program, the Auto Industry Financing Program and the Homeowner Affordability and Stability Plan, which is partially financed by TARP. In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. ARRA also imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients.

        On November 25, 2008, the U.S. Treasury and the Federal Reserve jointly announced the establishment of the Troubled Asset Loan Facility ("TALF"). Under the TALF, upon satisfaction of certain terms and conditions, the Federal Reserve Bank of New York ("FRBNY") makes non-recourse loans to borrowers collateralized by certain eligible collateral, which initially included certain highly rated asset-backed securities, but not non-agency mortgage backed securities or commercial mortgage-backed securities. On March 23, 2009 the U.S. Treasury and the Federal Reserve announced preliminary plans to expand the TALF to include certain highly rated non-agency residential mortgage-backed securities, as well as highly rated commercial mortgage-backed securities. As of July 2009, commercial mortgage-backed securities can be used as collateral for a TALF loan. However, to date, neither the FRBNY nor the U.S. Treasury has announced how or when the TALF will be expanded to non-agency residential mortgage-backed securities.

        On March 23, 2009, the U.S. Treasury, in conjunction with the Federal Deposit Insurance Corporation, or FDIC, and the Federal Reserve, announced the establishment of the Public-Private Investment Program ("PPIP"). The PPIP has two primary components: a Legacy Loans Program and a Legacy Securities Program. The Legacy Loans Program component of the PPIP contemplates the establishment of joint public and private investment funds ("Legacy Loans PPIFs") to purchase troubled loans from insured depository institutions with equity capital from both the U.S. Treasury and private investors and non-recourse debt issued by the Legacy Loans PPIF and guaranteed by the FDIC. It is currently not clear whether and on what terms the Legacy Loans Program will continue.

        The U.S. Treasury has selected nine asset managers under the Legacy Securities Program to raise investments for and manage joint public and private investment funds ("Legacy Securities PPIFs") that will purchase certain non-agency residential mortgage-backed securities issued prior to January 1, 2009. Legacy Securities PPIF are eligible for equity and debt financing from the U.S. Treasury.

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

        All of our term CDO liabilities are in their reinvestment periods which means when the underlying assets repay we are able to reinvest the proceeds (assuming we are in compliance in our CDOs with certain financial covenants) in new assets without having to repay the liabilities. Because credit spreads are currently much wider than when we issued these liabilities, we currently expect to earn a higher return on equity on capital redeployed in this market. Approximately $0.7 billion, or 38.3%, of our loans have maturity dates in 2009. However, many of these loans contain extension options of at least six months (many subject to performance criteria) and we expect that substantially all loans that qualify will be extended, so it is difficult to estimate how much capital from initial maturities or early pre-payments may be recycled into higher earning investments.

        The recent credit crisis has put many borrowers and financial institutions, including many of our borrowers and tenants, under increasing amounts of financial and capital distress. This has led to an increased incidence of defaults under loans and leases and could lead to increased vacancy rates in office properties servicing these institutions.

        The aggregate carrying values, allocated by product type and weighted average coupons of our loans, and other lending investments and CMBS investments as of June 30, 2009 and December 31, 2008, including loans held for sale, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield(2)		Floating Rate: Average Spread over LIBOR(3)
	2009	2008	2009	2008	2009	2008	2009	2008
Whole loans, floating rate	$1,024,838	$1,222,991	57.6%	55.3%	—	—	428 bps	418 bps
Whole loans, fixed rate	145,091	189,946	8.1%	8.6%	7.01%	7.17%	—	—
Subordinate interests in whole loans, floating rate	79,239	80,608	4.5%	3.6%	—	—	266 bps	564 bps
Subordinate interests in whole loans, fixed rate	44,689	63,179	2.5%	2.9%	7.14%	9.22%	—	—
Mezzanine loans, floating rate	271,066	396,190	15.2%	17.9%	—	—	619 bps	654 bps
Mezzanine loans, fixed rate	202,101	248,558	11.4%	11.2%	9.27%	10.21%	—	—
Preferred equity, fixed rate	12,143	12,001	0.7%	0.5%	7.20%	10.22%	—	—

Subtotal/Weighted average	1,779,167	2,213,473	100.0%	100.0%	8.16%	8.96%	457 bps	480 bps

CMBS, floating rate	70,911	70,893	7.5%	8.1%	—	—	315 bps	945 bps
CMBS, fixed rate	876,752	799,080	92.5%	91.9%	6.31%	6.26%	—	—

Subtotal/Weighted average	947,663	869,973	100.0%	100.0%	6.31%	6.26%	315 bps	945 bps

Total	$2,726,830	$3,083,446	100.0%	100.0%	6.89%	7.32%	450 bps	498 bps

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

(3)
Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans—floating rate of approximately $45,593 million with an effective spread of 741 basis points and non-performing loans classified as whole loans—fixed rate of approximately $22,942 million with an effective yield of 7.67%.

        As of June 30, 2009, Gramercy Finance also held interests in two credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

        As of June 30, 2009, Gramercy Realty owned a portfolio comprised of 668 bank branches, 331 office buildings and six land parcels, of which 72 bank branches and one office building were partially owned through joint ventures. Our wholly-owned properties aggregated approximately 26.0 million rentable square feet and our partially-owned properties aggregated approximately 0.7 million rentable square feet, including 0.4 million rentable square feet in an unconsolidated joint venture. As of June 30, 2009, the occupancy of our wholly-owned properties was 88.0% and the occupancy for our partially-owned properties was 99.9%. Our two largest tenants are Bank of America and Wachovia Bank and, as of June 30, 2009, they represented approximately 42.7% and 15.6%, respectively, of the rental income of our portfolio and occupied approximately 47.1% and 18.1%, respectively, of our total rentable square feet.

        Summarized in the table below are our key property portfolio statistics as of June 30, 2009 and December 31, 2008:

	Number of Properties		Square Feet		Occupancy
Portfolio	At June 30, 2009	At December 31, 2008	At June 30, 2009	At December 31, 2008	At June 30, 2009	At December 31, 2008
Core	644	644	20,018,305	20,747,772	95.7%	96.0%
Value—Add	205	222	4,561,161	4,721,333	66.6%	70.1%

Subtotal	849	866	24,579,466	25,469,105	90.3%	91.2%
Held for Sale	84	103	1,832,235	1,337,709	59.9%	42.1%

Total(1)	933	969	26,411,701	26,806,814	88.2%	88.7%

(1)
Excludes investments in unconsolidated joint ventures.

        Due to the nature of the business of our tenant base, which places a high premium on serving its customers from a well established distribution network, we typically enter into long-term leases with our financial institution tenants. As of June 30, 2009, the weighted average remaining term of our leases was 10.0 years and approximately 79.9% of our base revenue was derived from long-term leases with financial institution tenants. With in-house capabilities in acquisitions, asset management, property management and leasing, we are focused on maximizing the value of our portfolio through strategic sales and through effective and efficient property management and leasing operations.

        We rely on the credit and equity markets to finance and grow our business. Beginning the second half of 2007 and throughout 2008 and the first two quarters of 2009 severe credit and liquidity issues in the sub-prime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, and the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced reduced liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital and credit markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including us, have reduced new investment activity until the capital and credit markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing vacant space, extending debt maturities and reducing corporate overhead.

        Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consists of (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short term liquidity requirements. Due to continued market turbulence, we do not anticipate having the ability in the near term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely on cash at hand, cash flows from operations, principal and lease payments on our investments and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

        The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over-collateralization covenants that must be met in order for us to receive interest and other payments from the CDOs. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO, other than senior collateral management fees, will be diverted to repay principal and interest on the outstanding CDO bonds, and, until covenant compliance is reestablished, we will not receive any interest, equity or subordinate management fee payments from the applicable CDO. While we were in compliance with all such covenants as of June 30, 2009, our compliance margin was narrow and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future, with a corresponding loss of cash flow.

        In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses, with (i) cash on hand, (ii) income from any CDO not in default, (iii) income from our real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. We have the right to cure defaults, which would resume normal payments to us. However, we may not have sufficient liquidity available to do so at such time.

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

        In June 2009, the FASB issued new guidance that eliminates the qualifying special purpose entity concept including the exemption under which we exclude certain CMBS investments from consolidation. Accordingly, in January 2010, we anticipate it will be required to consolidate these CMBS investments. We are currently evaluating the impact of the new standards.

        At June 30, 2009, we owned securities of three controlling class CMBS trusts with a carrying value of $40,290. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. At June 30, 2009, our maximum exposure to loss as a result of our investment in these QSPEs totaled $40,290, which equals the book value of these investments as of June 30, 2009.

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

        In accordance with FASB No. 141(R), or FAS No. 141(R), "Business Combinations," we allocate the purchase price of real estate to land, building and improvements, and intangibles, such as the value of above-, below- and at-market leases, and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term of the respective lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

Investments in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and we are not considered to be the primary beneficiary under FIN 46R. In the joint ventures, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to us. As of June 30, 2009 and December 31, 2008 we had investments of $102,669 and $93,919 in unconsolidated joint ventures, respectively.

Assets Held for Sale

  Loans and Other Lending Investments Held for Sale

        Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of June 30, 2009 and December 31, 2008, we had loans and other lending investments held for sale of $102,441 and $0, respectively. For the three and six months ended June 30 2009, we recorded an impairment charge of $41,951and $126,379, respectively, related to the mark-to-market of the loans designated as held for sale.

  Real Estate and CTL Investments Held for Sale

        In accordance with FASB No. 144, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as Discontinued Operations. As of June 30, 2009 and December 31, 2008, we had real estate investments held for sale of $164,510 and $192,780, respectively.

Commercial Mortgage-Backed Securities

        We designate our CMBS investments pursuant to FASB No. 115, or SFAS No. 115, on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of operations using the level yield method. CMBS securities that we do not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholder's equity. Unrealized losses on securities that in the judgment of management are other than temporary are charged against earnings as a loss on the consolidated statement of operations. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In addition, it is possible that we in the future may need to recognized our other-than-temporary impairment notwithstanding our continued determination that no credit loss has occurred and estimated cash flows remain stable, due to the duration that the estimated fair value remains below book value. In November 2007, subsequent to financing our CMBS investments in our CDOs, we redesignated all of our available-for-sale CMBS investments with a book value of approximately $43,600 to held to maturity. As of June 30, 2009 and December 31, 2008, the unrealized loss on the redesignated CMBS investments included in other comprehensive income was $4,701 and $4,986, respectively.

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

Pledged Government Securities

        We maintain a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in our real estate portfolio. We do not intend to sell the securities and believes it is more likely than not that it will realize the full amortized cost basis of the securities over their remaining life. These securities had a carrying value of $99,447 a fair value of $100,361 and unrealized gains of $914 at June 30, 2009, and have maturities that extend through November 2013.

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

        Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of June 30, 2009 and December 31, 2008 were $6,221 and $6,361, respectively. We continually review receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.

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

        We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At June 30, 2009, we had eight first mortgage loans with an aggregate carrying value of $123,951, one mezzanine loan with a carrying value of $0, one second lien of loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. At December 31, 2008, we had three first mortgage loans with an aggregate carrying value of $164,809, one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

        We classify loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans. The specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which we consider to be 90 days from the measurement date. At June 30, 2009, thirteen first mortgage loans with an aggregate carrying value of $422,434 and six mezzanine loans with a carrying value of $51,985 were classified as sub-performing. At December 31, 2008, five first mortgage loans with a carrying value of $216,597 were classified as sub-performing loans.

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

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb possible losses. Impairment losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. As of June 30, 2009, we incurred charge offs totaling $31,771 relating to realized losses on seven loans. We maintained a reserve for possible loan losses of $277,404 against 19 separate investments with a carrying value of $570,946 as of June 30, 2009 and a reserve for possible loan loses of $88,992 against 13 separate investments with a carrying value of $424,177 as of December 31, 2008.

Rent Expense

        Rent expense is recognized on a straight-line basis regardless of when payments are due. Accrued expenses and other liabilities in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in marketing, general and administrative expense.

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

        Prior to amending and restating the management agreement in October 2008, which was subsequently terminated in April 2009 employees of the Manager who provided services to us pursuant to the then-existing management agreement were characterized as co-leased employees. Stock option awards granted to such persons under our 2004 Equity Incentive Plan were valued at the time of grant using the Black-Scholes option pricing model, which value was amortized over the option vesting period. The amended management agreement that we executed in October 2008 resulted in the re-characterization of such employees of the Manager, and they are no longer classified as our co-leased employees. Consequently, we determined fair value of the stock options granted to such persons using a mark-to-market model until April 2009 when we completed the internalization of management through the direct acquisition of the Manager. Stock option awards were re-valued at the date of the internalization and will be amortized over the remaining vesting period of the award for employees that remained with the Manager.

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

Incentive Distribution (Class B Limited Partner Interest)

        Prior to the internalization, the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts became probable and reasonably estimable in accordance with the partnership agreement. These cash distributions reduced the amount of cash available for distribution to our common unit holders in our Operating Partnership and to our common stockholders. In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been could be paid, at our option, in cash or shares of common stock. In December 2008, we entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred 1.9 million shares of our common stock to us, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. No incentive distribution was earned for the three and six months ended June 30, 2009, respectively. We incurred approximately $2,604 and $5,100 with respect to incentive distributions on such Class B limited partner interests for the three and six months ended June 30, 2008. In April 2009, we completed the internalization of management through the direct acquisition of the Manager. Accordingly, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and we now own all of the Class B limited partner interests (which have been cancelled) and all of the interests in the Manager.

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

        For the three and six months ended June 30, 2009 and 2008, we recorded $134 and $2,401 and $0 and $11 of income tax expense, respectively. Included in tax expense for the six months ended June 30, 2009 is $2,100 of state income taxes on the gain of extinguishment of debt of $107,229. Under federal tax law, we are allowed to defer this gain until 2014, however, as not all states follow this federal rule, we have recorded a tax recorded a tax provision equal to the state exposure.

Results of Operations

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

  Revenues

	2009	2008	$ Change
Rental revenue	$83,298	$73,286	$10,012
Investment income	44,869	63,003	(18,134)
Operating expense reimbursement	29,097	29,595	(498)
Gain on sales and other income	1,245	5,029	(3,784)

Total revenues	$158,509	$170,913	$(12,404)

Equity in net income of joint ventures	$1,975	$1,729	$246

Gain on extinguishment of debt	—	17,597	(17,597)

        Rental revenue for the three months ended June 30, 2009 is primarily comprised of revenue earned on our portfolio of 933 properties owned in our Gramercy Realty division. The increase in rental revenue of $10,012 is primarily due to higher non-cash market lease amortization reflecting the impact of purchase price allocation adjustments finalized in the first quarter of 2009.

        Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended June 30, 2009, $5,944 was earned on fixed rate investments while the remaining $38,925 was earned on floating rate investments. The decrease of $18,134 over the prior period is primarily due to an increase in non-performing loans to $123,951 at June 30, 2009, the suspension of interest income accruals on certain payment-in-kind loans, a decrease in a size of our portfolio of loans and other leading instruments by approximately $356,616 and, a decline in LIBOR interest rates in 2009 compared to 2008.

        Operating expense reimbursement of $29,097 for the three months ended June 30, 2009 decreased $498 compared to the three months ended June 30, 2008, primarily due to lower operating expenses.

        Gains on sales and other income of $1,254 for the three months ended June 30, 2009 is primarily composed of interest on restricted cash balances in our three CDOs and other cash balances held by us.

        The income on investments in unconsolidated joint ventures of $1,975 for the three months ended June 30, 2009 represents our proportionate share of the income generated by our joint venture interests including $1,115 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $3,090. The income on investments in unconsolidated joint ventures of $1,729 for the three months ended June 30, 2008 represents our proportionate share of income generated by our joint venture interests including $179 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $1,908. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

        During the three months ended June 30, 2008, we repurchased at a discount, investment grade notes issued by our three CDOs, generating net gains on early extinguishment of debt of $17,597. There were no repurchases during the three months ended June 30, 2009.

  Expenses

	2009	2008	$ Change
Property operating expenses	$42,948	$44,074	$(1,126)
Interest expense	58,237	74,414	(16,177)
Management fees	2,115	9,106	(6,991)
Incentive fee	—	2,604	(2,604)
Depreciation and amortization	30,039	20,234	9,805
Impairment on loans held for sale	41,951	—	41,951
Marketing, general and administrative	9,552	4,070	5,482
Provision for loan loss	167,412	23,214	144,198

Total expenses	$352,254	$177,716	$174,538

        Property operating expenses for the three months ended June 30, 2009 decreased $1,126 from the $44,074 recorded in the three months ended June 30, 2008 to $42,948 recorded in the three months ended June 30, 2009. The decrease primarily reflects lower utility and other property operating costs compared to the prior period.

        Interest expense was $58,237 for the three months ended June 30, 2009 compared to $74,414 for the three months ended June 30, 2008. The decrease of $16,177 is primarily attributed to reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the three months ended June 30, 2009 compared to the three months ended June 30, 2008, as well as lower average principal balances outstanding over the same periods, primarily due to the extinguishment of the Company's unsecured line of credit.

        Management fees decreased $6,991 for the three months ended June 30, 2009 to $2,115 compared to $9,106 for the same period in 2008 due primarily to the internalization of the Manager. On April 24, 2009, we completed the internalization of our management. The internalization was completed through a direct acquisition of the Manager, which was previously a wholly-owned subsidiary of SL Green. Upon completion of the internalization, all management fees and incentive management fees payable by us to the Manager were eliminated.

        No incentive distribution was earned for the three months ended June 30, 2009. We recorded an incentive fee expense of $2,604 during the three months ended June 30, 2008 in accordance with requirements of the partnership agreement of our Operating Partnership which entitled owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations).

        We recorded depreciation and amortization expenses of $30,039 for the three months ended June 30, 2009, compared to $20,234 for the three months ended June 30, 2008. The increase of $9,805 is primarily due to higher amortization expense on in-place lease intangible assets reflecting the impact of purchase price allocation adjustments finalized in the first quarter of 2009.

        During the three months ended June 30, 2009 we recorded impairment charges totaling $41,951 on six loans classified as held for sale. Impairment charges were taken to reduce the carrying value of loans held for sale to their fair value based upon anticipated selling prices.

        Marketing, general and administrative expenses were $9,552 for the three months ended June 30, 2009, compared to $4,070 for the same period in 2008. The increase of $5,482 includes $2,184 of expense for costs incurred in connection with the internalization of the Manager. FASB Statement No. 141 (revised), "Business Combinations," or SFAS No. 141(R), requires among other things, that acquisition costs be expensed in the period incurred. The increase in marketing, general and administrative expenses also reflects salaries, benefits and other administrative costs incurred by the Manager since April 24, 2009, the date we completed the internalization of our management. These costs were previously borne by the Manager, a wholly-owned subsidiary of SL Green.

        Provision for loan losses was $167,412 for the three months ended June 30, 2009, compared to $23,214 for the three months ended June 30, 2008, an increase of $144,198. The provision was based upon an increase in non-performing and sub-performing loans, periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets, and a difficult operating environment.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

  Revenues

	2009	2008	$ Change
Rental revenue	$162,750	$76,985	$85,765
Investment income	97,725	137,598	(39,873)
Operating expense reimbursement	59,022	29,595	29,427
Gain on sales and other income	2,515	9,327	(6,812)

Total revenues	$322,012	$253,505	$68,507

Equity in net income of joint ventures	$4,187	$5,195	$(1,008)

Gain on extinguishment of debt	$107,229	$21,096	$86,133

        Rental revenue of $162,750 for the six months ended June 30, 2009 is primarily comprised of revenue earned on properties acquired as a result of the American Financial acquisition. Rental revenue is included in income beginning on the date of acquisition. Accordingly, rental revenue of $76,985 for the six months ended June 30, 2008 only includes rental revenue from the American Financial acquisition beginning April 1, 2008, the closing date of the transaction.

        Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended June 30, 2009, $15,802 was earned on fixed rate investments while the remaining $81,923 was earned on floating rate investments. The decrease of $39,873 over the prior period is primarily due to an increase in non-performing and sub-performing loans to $123,951 at June 30, 2009, the suspension of interest income accruals on certain payment-in-kind loans, a decrease in the size of our portfolio of loans and other lending instruments by approximately $356,616 and, a decline in LIBOR interest rates in 2009 compared to 2008.

        Operating expense reimbursement of $59,022 for the six months ended June 30, 2009 is attributable to the portfolio of operating real estate acquired in the American Financial acquisition. Operating expense reimbursement is included in income beginning on the date of acquisition. Accordingly, operating expense reimbursement of $29,595 for the six months ended June 30, 2008 only includes revenue from the American Financial acquisition beginning April 1, 2008, the closing date of the transaction.

        Gains on sales and other income totaled $2,515 for the six months ended June 30, 2009 compared to $9,327 for the six months ended June 30, 2008, a decrease of $6,812. Gains on sales and other income is primarily composed of interest on restricted cash balances in our three CDOs and other cash balances held by us.

        The income on investments in unconsolidated joint ventures of $4,187 for the six months ended June 30, 2009 represents our proportionate share of the income generated by our joint venture interests including $2,288 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $6,475. The income on investments in unconsolidated joint ventures of $5,195 for the six months ended June 30, 2008 represents our proportionate share of income generated by our joint venture interests including $365 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $5,560. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

        In March 2009, we entered into an amendment and compromise agreement with KeyBank, National Association, or Key Bank, to settle and satisfy the existing loan obligations under the $175,000 unsecured facility at a discount for a cash payment of $45,000 and a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities under our CDOs. We recorded a net gain on extinguishment of debt of $107,229 as a result of this agreement. During the six months ended June 30, 2008, we repurchased at a discount, investment grade notes issued by our three CDOs, generating net gains on early extinguishment of debt of $21,096.

  Expenses

	2009	2008	$ Change
Property operating expenses	$88,185	$44,074	$44,111
Interest expense	123,511	115,857	7,654
Management fees	7,787	16,251	(8,464)
Incentive fee	—	5,100	(5,100)
Depreciation and amortization	57,458	22,064	35,394
Impairment on loans held for sale	126,379	—	126,379
Marketing, general and administrative	18,335	6,875	11,460
Provision for loan loss	220,183	31,214	188,969

Total expenses	$641,838	$241,435	$400,403

        Property operating expenses of $88,185 for the six months ended June 30, 2009 is attributed to the portfolio of operating real estate acquired in the American Financial acquisition. Property operating expenses are included in expenses beginning on the date of acquisition. Accordingly, property operating expenses for the six months ended June 30, 2008 of $44,074 only include expenses from the American Financial acquisition beginning April 1, 2008, the closing date of the transaction.

        Interest expense was $123,511 for the six months ended June 30, 2009 compared to $115,857 for the three months ended June 30, 2008. The increase of $7,654 is primarily attributed to the $2,500,000 of additional debt incurred as a result of the American Financial acquisition. This was partially offset by reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the six months ended June 30, 2009 compared to the six months ended June 30, 2008, and the extinguishment of our unsecured line of credit on March 31, 2009.

        Management fees decreased $8,464 for the six months ended June 30, 2009 to $7,787 compared to $16,251 for the same period in 2008 due primarily to an amendment to the amended management agreement executed in October of 2008 that reduced or eliminated certain management fee expenses. Additionally, on April 24, 2009, we completed the internalization of our management. The internalization was completed through a direct acquisition of the Manager, which was previously a wholly-owned subsidiary of SL Green. Upon completion of the internalization, all management fees and incentive management fees payable by us to the Manager were eliminated.

        No incentive distribution was earned for the six months ended June 30, 2009. We recorded an incentive fee expense of $5,100 during the six months ended June 30, 2008 in accordance with requirements of the partnership agreement of our Operating Partnership which entitled owners of

Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations).

        We recorded depreciation and amortization expenses of $57,458 for the six months ended June 30, 2009. The increase of $35,394 compared to the comparable period in the prior year is primarily attributable to the portfolio of operating real estate acquired in the American Financial acquisition. Depreciation and amortization is included in expense beginning on the date of acquisition. Accordingly, depreciation and amortization of $22,064 for the six months ended June 30, 2008 only includes expense from the American Financial acquisition beginning April 1, 2008, the closing date of the transaction.

        During the six months ended June 30, 2009 we recorded impairment charges totaling $126,379 on 13 loans classified as held for sale. Impairment charges were taken to reduce the value of loans held for sale to their fair value based upon anticipated selling prices.

        Marketing, general and administrative expenses were $18,335 for the six months ended June 30, 2009, compared to $6,875 for the same period in 2008. The increase of $11,460 primarily reflects $5,010 of expense for costs incurred in connection with the internalization of the Manager. SFAS No. 141(R) requires, among other things, that acquisition costs be expensed in the period incurred. The change in marketing, general and administrative expense also includes higher legal and professional fees during the six months ended June 30, 2009 compared to the same period in the prior year.

        Provision for loan losses was $220,183 for the six months ended June 30, 2009, compared to $31,214 for the six months ended June 30, 2008, an increase of $188,969. The provision was based upon an increase in non-performing loans; periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets, and a difficult operating environment.

Liquidity and Capital Resources

        Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent; (v) new financing or additional securitizations or CDO offerings; and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. Due to the continued market turbulence, we do not anticipate having the ability in the near-term to access equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. Therefore, we will rely primarily on cash on hand, cash flows from operations, principal and interest payments on our investments, and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

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

        Further, our short-term liquidity requirements could be affected by a potential change in our dividend policy. Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend to common stockholders, which for the second quarter of 2008 was $0.63 per share. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of June 30, 2009 and December 31, 2008 we accrued $6,981 and $2,325, respectively, for the preferred stock dividends. In January 2009, we exchanged our $150,000 of trust preferred securities for a new $150,000 junior subordinated debenture. As part of such transaction, we agreed that we will not make any distributions on, or repurchases of, our common stock or preferred stock for all of 2009. Our board of directors will revisit our dividend policy in 2010.

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

        Our current and future borrowings may require us, among other restrictive covenants to keep uninvested cash on hand to maintain a certain portion of our assets free from liens and to secure such borrowings without assets. These conditions could limit our ability to do further borrowings. We were in compliance with all such covenants as of June 30, 2009. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document lenders may accelerate the maturity of our debt. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and/or (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, our ability to make distributions to our stockholders and our ability to continue as a going concern.

        The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain interest coverage and asset over-collateralization covenants that must be met in order for us to receive interest and other payments from the CDOs. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO, other than senior collateral management fees, will be diverted to repay principal and interest on the outstanding senior CDO bonds, and, until covenant compliance is reestablished, we will not receive any interest, equity or subordinate management fee payments from the applicable CDO. While we were in compliance with all such covenants as of June 30, 2009, our compliance margin was narrow and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future, with a corresponding loss of cash flow. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses, including management fees, debt coverage, interest on our unsecured junior subordinated notes, or our Junior Notes, and other expenses with (i) cash on hand, (ii) income from any CDO not in default, (iii) income from our real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available. While we have the right to cure CDO covenant compliance defaults, which would resume normal payments to us, we may not have sufficient liquidity available to do so at such time.

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

Cash Flows

        Net cash provided by operating activities totaled $11,983 for the six months ended June 30, 2009 compared to cash provided by operating activities of $76,476 for same period in 2008, a decrease of $64,493. Operating cash flow is generated primarily by net interest income from our commercial real estate finance segment and net rental income from our property investment segment. During the six months ended June 30, 2009 compared to the same period in 2008, lower net investment income from our commercial finance segment was offset by net rental income generated by our property investment segment. The decrease in operating cash flows for the six months ended June 30, 2009 compared to the same period in 2008 primarily reflects changes in working capital items, primarily other assets and deferred revenue which include the impact of annual rent income and debt service payments made on the Dana portfolio.

        Net cash provided in investing activities for the six months ended June 30, 2009 was $805 compared to cash used by investing activities of $544,406 during the same period in 2008, a decrease in cash used of $545,211. This decline in cash used in investing activities primarily reflects the impact of cash paid for the acquisition of American Financial of $586,825 during the six months ended June 30, 2008. Other changes in cash used in investing activities reflect the impact of the generalized credit market dislocations which have continued since 2008 and the resulting affect on our investing activities.

        Net cash used in financing activities totaled $62,006 for the six months ended June 30, 2009 compared to cash provided by financing activities of $230,005 in the six months ended June 30, 2008. The increase in cash used for financing activities primarily reflects the extinguishment of our unsecured credit facility, a decrease in restricted cash in connection with financing investments in our CDOs and mortgage repayments and amortization. This was partially offset by the suspension of dividend payments on our common and preferred stock, and lower net repayments on our repurchase facilities.

Capitalization

        Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2009, 49,848,333 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

Preferred Stock

        In April 2007, we issued 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock (including the underwriters' over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares are entitled to receive annual dividends of $2.03125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, we may at our option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205. Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividend of $0.50781 per share. As of June 30, 2009 and December 31, 2008 we accrued preferred stock dividends of $6,981 and $ 2,325, respectively. Covenants in our Junior Notes restrict our ability to declare or pay dividends on our common stock and Series A preferred stock during the calendar year 2009.

Common Stock

        In April 2008, we issued approximately 15,634,854 shares of common stock in connection with the American Financial acquisition. These shares had a value of approximately $378,672 on the date the merger agreement was executed. Also as a result of the American Financial acquisition, an affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to a one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance. Subsequent to the issuance, SL Green OP owned approximately 15.8% of the outstanding shares of our common stock.

        In December 2008, we entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to us, 1.9 million shares of our common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The shares of common stock were cancelled upon receipt by us. Subsequent to the letter agreement, SL Green OP owned approximately 12.5% of the outstanding shares of our common stock.

Outperformance Plan

        In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, were to share in a "performance pool" if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. We recorded the expense of the LTIP Units of our Operating Partnership, or the LTIP Units, award in accordance with FASB Statement No. 123(R). Compensation expense of $308 and $617 was recorded for the three and six months ended June 30, 2008, respectively, related to the 2005 Outperformance Plan. Based on our total return to stockholders as of the May 31, 2008 measurement period conclusion date, we did not meet the minimum 30% return threshold and accordingly, the plan participants automatically forfeited the LTIP Units that they had been granted and the 2005 Outperformance Plan expired as of that date.

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

        As of June 30, 2009, there were approximately 210,694 phantom stock units outstanding, of which 198,694 units are vested.

Market Capitalization

        At June 30, 2009, our CDOs and borrowings under our term loan, credit facility, repurchase facility, junior subordinated notes, and mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), represented 97% of our consolidated market capitalization of $5.5 billion (based on a common stock price of $1.61 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2009). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

        The table below summarizes secured and other debt at June 30, 2009 and December 31, 2008, including our junior subordinated debentures and excluding debt related to assets held for sale:

	June 30, 2009	December 31, 2008
Mortgage notes payable	$1,763,690	$1,833,005
Mezzanine notes payable	569,122	580,462
Unsecured credit facility	—	172,301
Term loan, credit facility and repurchase facility	64,976	95,897
Collateralized debt obligations	2,608,175	2,608,065
Junior subordinated notes	150,000	—
Junior subordinated debentures	—	150,000

Total	5,155,963	$5,439,730

Cost of debt	LIBOR+2.44%	LIBOR+2.54%

Term Loan, Credit Facility and Repurchase Facility

        The facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility in 2004, and was subsequently increased to $500,000 effective April 2005. In July 2008, the original facility was terminated and a new credit facility was executed to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving credit facility equal to $100,000 with a credit spread of 242.5 basis points (which would have been increased to 267.5 basis points upon an extension of the maturity of the credit facility). The term of the credit facility was two years and the borrowers were able to extend the term for an additional twelve-month period if certain conditions are met. Advance rates for assets acquired pursuant to the credit facility varied from 50% to 80% of purchase price, depending on the type and structure of the asset. In April 2009, we entered into an amendment with Wachovia, pursuant to which the maturity date of the credit facility was extended to June 30, 2011 and the interest rate remained unchanged. The amendment also eliminated all financial covenants, eliminated Wachovia's right to impose future margin calls, reduced the recourse guarantee to be no more than $10,000, and eliminated cross default provisions with respect to the our other indebtedness. We made a $13,000 cash deposit and provided other credit support to backstop letters of credit of Wachovia issued in connection with our mortgage debt obligations of certain of our subsidiaries. We also agreed to attempt to divest of certain loan investments in the future in order to further deleverage the credit facility and forego additional borrowing under the facility. Borrowings under the Wachovia facility at June 30, 2009 and December 31, 2008 were secured by mezzanine loans with a carrying value of $121,929 and $202,823, respectively. We have accrued no interest and borrowings of $60,637 at a weighted average spread to

LIBOR of 2.05% as of June 30, 2009, and no accrued interest and borrowings of $72,254 on the repurchase facility at a weighted average spread to LIBOR of 2.68% as of December 31, 2008.

        Our subsidiaries entered into a repurchase facility with Goldman Sachs Mortgage Company, or Goldman. In October 2006 this facility was increased from $200,000 to $400,000 and its maturity date was extended until September 2009. In August 2008, the facility was amended to reduce the borrowing capacity to $200,000 and to provide for an extension of the maturity to December 2010, for a fee, provided that no event of default has occurred. The facility bears interest at spreads of 2.00% to 2.30% over one-month LIBOR and provides for advance rates that vary from 65% to 75% based upon the collateral provided under a borrowing base calculation. The lender has a consent right to the inclusion of investments in this facility, determines periodically the market value of the investments, and has the right to require additional collateral, a partial repayment of the facility (margin call), or a reduction in unused availability under the facility, sufficient to rebalance the facility if the estimated market value of the included investments declines. In April 2009, we entered into an amendment to the amended and restated master repurchase agreement and amended guaranty with Goldman, pursuant to which all financial covenants in the amended and restated master repurchase agreement and the amended guaranty were eliminated and certain other provisions of the amended and restated master repurchase agreement and the amended guaranty were amended or deleted, including, among other things, the elimination of the existing recourse liability and a relaxation of certain affirmative and negative covenants. We made a cash payment to Goldman in the amount of $4,000 to reduce the borrowings under the agreement. Borrowings under the Goldman Repurchase Facility at June 30, 2009 and December 31, 2008 were secured by mezzanine loans with a carrying value of $29,013 and $64,960, respectively. We had accrued interest of $10 and borrowings of $4,339 at a weighted average spread to LIBOR of 2.5% as of June 30, 2009, and no accrued interest and borrowings of $23,643 at a weighted average spread to LIBOR of 2.5% under this facility at December 31, 2008.

        The Goldman repurchase facility and the Wachovia credit facility require that borrowings under these facilities be repaid as principal payments on the loans and investments pledged to these facilities are received or as proceeds from the sale of those investments are received. Currently, assets pledged as collateral under these facilities include interests in mezzanine loans.

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

Unsecured Credit Facility

        In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank, with an initial term of three years and a one-year extension option. In June 2007 the facility was increased to $175,000. The facility was supported by a negative pledge of an identified asset base. In March 2009, we entered into an amendment and compromise agreement with KeyBank to settle and satisfy the loan obligations at a discount for a cash payment of $45,000 and a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities under our CDOs. We recorded a gain on extinguishment of debt of $107,229 as a result of this agreement. The $15,000 potential cash distribution is recorded in other liabilities on our balance sheet as of June 30, 2009. We had accrued interest of $1,405 and borrowings of $172,301 as of December 31, 2008.

Mortgage Loans

        Certain real estate assets are subject to mortgage liens. As of June 30, 2009, 718 of our real estate assets were encumbered with mortgage and mezzanine loans with a cumulative outstanding balance of $2,367,193. Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to "trap" portfolio cash flow until the required ratios are met on an ongoing basis.

        On June 30, 2009, First States Investors 225, LLC, our indirect wholly-owned subsidiary ("First States 225"), executed a first amendment of note, deed of trust and other loan documents (the "Amendment") with Wells Fargo Bank, N.A., as trustee under a pooling and servicing agreement. First States 225 is the borrower under a $52,601 mortgage loan secured by a Class A high rise office tower located in St. Louis, Missouri, designated as held for sale. The Amendment extends the original maturity of the mortgage from July 1, 2009 to January 1, 2010. In addition, the Amendment establishes a monthly principal reserve requirement of $90 and implements monthly financial and operational reporting. We paid a 50 basis point extension fee totaling $263 as well as lender's legal fees to secure the extension.

Goldman Mortgage Loan

        On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers entered into a mortgage loan agreement, the Goldman Mortgage Loan, with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp, and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Borrower and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. We had accrued interest of $247 and borrowings of $241,324 as of June 30, 2009 and accrued interest of $367 and borrowings of $242,568 as of December 31, 2008.

Secured Term Loan

        On April 1, 2008 First States Group 3300 B, L.P., an indirect wholly-owned subsidiary of ours, or the PB Loan Borrower, entered into a loan agreement, the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000 or the PB Loan in part to refinance a portion of a portfolio of American Financial's properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan

Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. We had accrued interest of $394 and borrowings of $238,263 as of June 30, 2009 and accrued interest of $657 and borrowings of $240,000 as of December 31, 2008.

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

        The PB Loan Agreement contains certain semi-annual covenants relating to liquidity and tangible net worth. As of June 30, 2009 and December 31, 2008, the last testing dates, we were in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

        On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross- defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans, pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR and the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. We had accrued interest of $1,430 and borrowings of $569,122 as of June 30, 2009 and accrued interest of $1,821 and borrowings of $580,462 as of December 31, 2008.

        The Goldman Mezzanine Loan required and the Senior Mezzanine Loan requires an environmental escrow reserve for the remediation of environmental conditions in the combined amount of $850. Since August 2008, $575 of this reserve was released to the Mezzanine Borrowers, leaving a balance of $275 reserved with the lender as of June 30, 2009. The lender may upon our request disburse funds from the reserve on a monthly basis for the reimbursement of reasonable costs and expenses incurred to correct the environmental conditions.

Collateralized Debt Obligations

        During 2005 we issued approximately $1,000,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. At issuance the CDO consisted of $810,500 of investment grade notes, $84,500 of non-investment grade notes, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $105,000 of preferred shares, which were issued by the 2005 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. We incurred approximately $11,957 of costs related to Gramercy Real Estate CDO 2005-1, which are amortized on a level-yield basis over the average life of the CDO.

        During 2006 we issued approximately $1,000,000 of CDO bonds through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. At issuance the CDO consisted of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. We incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

        In August 2007, we issued $1,100,000 of CDO bonds through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer. At issuance the CDO consisted of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.46%. We incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

        We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO. The Issuers and Co-Issuers in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of the Issuer of each CDO are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments. Loans and other investments are owned by the Issuers and the Co-Issuers serve as collateral for our CDO bonds, and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us.

        Our CDO bonds contain interest coverage and asset over-collateralization covenants that must be met in order for us to receive interest and other payments from the CDOs. If we fail these covenants in any of our CDOs, all cash flows from the applicable CDO, other than senior collateral management fees, will be diverted to repay principal and interest on the outstanding CDO bonds, and, until covenant compliance is reestablished, we will not receive any interest, equity or subordinate management fee payments from the applicable CDO. While we were in compliance with all such covenants as of June 30, 2009, our compliance margin was narrow and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future, with a corresponding loss of cash flow.

        During the three and six months ended June 30, 2008, we repurchased, at a discount, $37,800 and $51,300 of investment grade notes previously issued by our CDOs, respectively. We recorded a net gain on the early extinguishment of debt of $17,597 and $21,096 for the three and six months ended June 30, 2008, respectively, in connection with the repurchase of notes of such Issuers.

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

        In January 2009, our Operating Partnership entered into an exchange agreement with the holders of the securities, pursuant to which we and the holders agreed to exchange all of the previously issued trust preferred securities for our Junior Notes, in the aggregate principal amount of $150,000. Our Junior Notes will mature on June 30, 2035, or the Maturity Date, and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity Date. We may redeem our Junior Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount of our Junior Notes. The optional redemption of our Junior Notes in part must be made in at least $25,000 increments. Our Junior Notes also contain additional covenants restricting, among other things, our ability to declare or pay any dividends during the calendar year 2009, or make any payment or redeem any debt securities ranked pari passu or junior to our Junior Notes. In connection with the exchange agreement, the final payment on the trust preferred securities for the period October 30, 2008 through January 29, 2009 was revised to be at a reduced interest rate of 0.50% per annum.

Contractual Obligations

        Combined aggregate principal maturities of our CDOs, Wachovia credit facility and term loan and Goldman repurchase facility, junior subordinated notes, mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), unfunded loan commitments, and operating leases as of June 30, 2009 are as follows:

	CDOs	Term Loan, Credit Facility and Repurchase Facilities	Junior Subordinated Notes	Mortgage and Mezzanine Loans(1)	Unfunded Loan(2) Commitments	Operating Lease	Total
2009	$—	$—	$—	$13,050	$19,799	$9,816	$42,665
2010	—	4,339	—	899,302	30,626	19,670	953,937
2011	—	60,637	—	25,121	—	19,558	105,316
2012	—	—	—	80,285	—	19,156	99,441
2013	—	—	—	621,253	—	19,030	640,283
Thereafter	2,608,175	—	150,000	728,182	—	179,858	3,666,215
Above/Below Market Interest	—	—	—	18,220	—	—	18,220

Total	$2,608,175	$64,976	$150,000	$2,385,413	$50,425	$267,088	$5,526,070

(1)
As of June 30, 2009, the mortgage and mezzanine loans' balances ranged in amount from approximately $421 to $473,797 and had maturity dates ranging from six months to 15 years. As of June 30, 2009, 25 of the loans had fixed interest rates ranging 4.55% to 8.29% and four variable rate loans had interest rates ranging from 1.97% to 6.32%.

(2)
Based on loan budgets and estimates.

Lease Agreements

        Our properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and renewal options. As of June 30, 2009, we also leased bank branches and office buildings from third parties with expiration dates extending to the year 2085 and have various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

        Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of June 30, 2009 are as follows:

2009 (July 1–December 31)	$138,512
2010	263,638
2011	206,431
2012	189,620
2013	178,925
2014 and thereafter	1,317,971

Total	$2,295,097

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

        Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend to common stockholders, which for the second quarter of 2008 was $0.63 per share. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of June 30, 2009 and December 31, 2008, we accrued $6,981 and $2,325 respectively, for preferred stock dividends. Covenants in our Junior Notes restrict our ability to declare or pay dividends on our common and preferred stock during the calendar year 2009.

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

Related Party Transactions

        On April 24, 2009, in connection with the internalization, we and our Operating Partnership entered into that certain securities transfer agreement with SL Green OP, GKK Manager Member Corp or Manager Corp. and SL Green, pursuant to which (i) SL Green OP and Manager Corp. agreed to transfer to our Operating Partnership membership interests in the Manager and (ii) SL Green OP agreed to transfer to our Operating Partnership its Class B limited partner interests in our Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities. No distributions were due on the Class B limited partner interests for the period ended June 30, 2009 or otherwise in connection with the internalization.

        Concurrently with the execution of the securities transfer agreement, we also entered into that certain special rights agreement with SL Green OP and SL Green, pursuant to which SL Green and SL Green OP agreed to provide us certain management information systems services from April 24, 2009 through the date that is 90 days thereafter and we agreed to pay SL Green OP a monthly cash fee of $25 in connection therewith. We also agreed to use its best efforts to operate as a REIT during each taxable year and to cause our tax counsel to provide legal opinions to SL Green relating to our REIT status. Other than with respect to the transitional services provisions of the special rights agreement as set forth therein, the special rights agreement will terminate when SL Green OP ceases to own at least 7.5% of the shares of our common stock.

        In connection with its initial public offering, we entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. We paid the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. In October 2008, we entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of the our gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to us. We incurred expense to the Manager under this agreement of an aggregate of $2,115 and $7,787 for the three and six months ended June 30, 2009, respectively, and $9,106 and $16,251 for the three and six months ended June 30, 2008, respectively.

        Prior to the internalization, to provide an incentive to enhance the value of the our common stock, the holders of the Class B limited partner interests of our Operating Partnership were entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such became probable and reasonably estimable in accordance with the partnership agreement. In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provided that starting January 1, 2009, the incentive distribution could have been paid, at our option, in cash or shares of common stock. In December 2008, we entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to us, 1.9 million shares of the our common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests of our Operating Partnership may have had to our Operating Partnership, and our Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. We incurred approximately $2,604 and $5,100 with respect to such Class B limited partner interests for the three and six months ended June 30, 2008, respectively.

        Prior to the internalization, we were obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green OP and a separate outsource agreement between the Manager and SL Green OP. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The asset servicing fee could have been reduced by SL Green OP for fees paid directly to outside servicers by us. The outsource agreement provided for an annual fee payable by us, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the three and six months ended June 30, 2008, we realized expense of $683 and $1,024, respectively, to the Manager under the outsource agreement. For the three and six months ended June 30, 2009, we incurred expense of $163 and $250, respectively, pursuant to the special servicing agreement. For the three and six months ended June 30, 2008, we realized expense of $1,365 and $2,676, respectively, to the Manager under the asset servicing agreement. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which we were obligated to reimburse the Manager for its costs incurred thereunder from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to the our CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to the our CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate will be entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement was terminated effective June 23, 2009; however we previously entered into the new special servicing arrangements with SitusServe, L.P., which became the rated special servicer for the our CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors.

        On October 27, 2008, we entered into a services agreement with SL Green and SL Green OP which was subsequently terminated in connection with the internalization. Pursuant to the services agreement, SL Green agreed to provide consulting and other services to us. SL Green would make Marc Holliday, Andrew Mathias and David Schonbraun available in connection with the provision of the services until the earliest of (i) September 30, 2009, (ii) the termination of the management agreement or (iii) with respect to a particular executive, the termination of any such executive's employment with SL Green. In consideration for the consulting services, we paid a fee to SL Green of $200 per month, payable, at its option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of our common stock trade, shares of its common stock. SL Green also provided us with certain other services described in the services agreement for a fee of $100 per month in cash and for a period terminating at the earlier of (i) three months after the date of the services agreement, subject to a one-time 30-day extension, or (ii) the termination of the management agreement. By a separate agreement and a separate fee, SL Green and SL Green OP agreed to perform special services activities for us through one of their noted special servicing affiliates for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter or (ii) a date on which a new special services agreement is entered into between the Manager and a rated third-party servicer. The April 24, 2009 agreement was terminated effective June 23, 2009; however we previously entered into the new special servicing arrangements with SitusServe, L.P., which became the rated special servicer for the our CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors.

        In connection with the closing of our first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under our 2005 CDO, our board of directors had allocated to the Manager the subordinate collateral management fee paid on the CDO notes not held by us. In October 2008, pursuant to the second amended and restated management agreement, the Manager had, commencing July 1, 2008, agreed to remit this amount to us. At June 30, 2009, we owned all of the non-investment grade bonds, preferred equity and equity in the 2005 CDO. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the three and six months ended June 30, 2008, we realized expense of $512 and $1024, respectively, to the Manager under such collateral management agreement.

        Prior to the internalization, fees payable in connection with CDOs or other securitization vehicles, except for the 2005 CDO, were governed by the management agreement. Pursuant to the management agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliates will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or the

Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated us or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to us. In October 2008, pursuant to the second amended and restated management agreement, the Manager, commencing July 1, 2008, agreed to remit this amount to us. For the three and six months ended June 30, 2008, we realized expense of approximately $571 to the Manager under this agreement. With respect to the CDO which closed in August, 2007, we realized expense to the Manager of $216 and $432 for the three and six months ended June 30, 2008, respectively.

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

        Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. We lease approximately 5,200 additional square feet, on a month-to-month basis pursuant to amendments to the prime lease, for approximately $271 per annum. For the three and six months ended June 30, 2009 and 2008, we paid $185 and $285 and $62 and $125 under this lease, respectively.

        In July 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of June 30, 2009 and December 31, 2008, the loan had a book value of $39,400 and $39,520, respectively.

        In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and had a book value of $86,630 and $90,595 as of June 30, 2009 and December 31, 2008, respectively.

        In June 2006, we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future. The remaining 50% of the property was owned as a TIC interest by an affiliate of SL Green OP. The property was comprised of three buildings totaling approximately 670,000 square feet which was 100% net leased to an entity whose obligations were guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan. In January 2009, we and SL Green sold 100% of the respective interests in 55 Corporate Drive.

        In December 2006, we acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan. As of June 30, 2009 and December 31, 2008, the loan had a book value of $104,949 and $118,702, respectively.

        In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of June 30, 2009 and December 31, 2008, our interest in the whole loan had a carrying value of $62,814 and $66,607, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

        In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of June 30, 2009 and December 31, 2008, the investment had a carrying value of $28,712 and $26,118, respectively. We recorded its pro rata share of net income of $1,250 and $2,513 and $1,250 and $2,752 for the three and six months ended June 30, 2009 and 2008, respectively.

        In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of June 30, 2009 and December 31, 2008, the investment had a carrying value of $41,020 and $37,070, respectively. We recorded its pro rata share of net income of $1,497and $3,016 and $1,408 and $3,340 for the three and six months ended June 30, 2009 and 2008, respectively.

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

        In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter we, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of its interest in the loan back to SL Green. As of June 30, 2009 and December 31, 2008, the loan has a book value of $0 and $11,925, respectively. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of June 30, 2009 and December 31, 2008 the loan had a book value of $23,193 and $28,026, respectively.

        In November 2007, we acquired from a syndicate comprised of financial institutions a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%. As of June 30, 2009 and December 31, 2008, the loan had a book value of $0 and $15,655, respectively.

        In December 2007, we acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter we participated 50% of its interest in the loan to an affiliate of SL Green. The investment, which is secured by a retail property in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, we sold its remaining interest in the loan to an affiliate of SL Green for $16,120 pursuant to purchase rights established when the loan was acquired. In anticipation of the sale, we recorded $1,926 of additional impairment charges during the three months ended June 30, 2009. The loan was originally funded under our credit facility with Wachovia, as amended in April 2009. Accordingly, terms of the sale were subject to approval by Wachovia. The sale includes contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan. As of June 30, 2009 and December 31, 2008, the loan had a book value of $15,941 and $24,599, respectively.

        In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of June 30, 2009 and December 31, 2008, the loan had a book value of $27,801 and $46,488, respectively.

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

        In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of June 30, 2009 and December 31, 2008, the loan had a book value of $9,256 and $9,324, respectively.

        In September 2008, we closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower's interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of June 30, 2009 and December 31, 2008, the loan had a book value of $29,014 and $30,367, respectively.

Funds from Operations

        We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP, inclusive of the impact of straight line rents), excluding gains (or losses) from items which are not a recurring part of our business, such as sales of properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider gains and losses on the sales of debt investments to be a normal part of our recurring operations and therefore include such gains and losses when arriving at FFO. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

        FFO for the three and six months ended June 30, 2009 and 2008 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income (loss) available to common shareholders	$(198,142)	$10,060	$(225,433)	$33,194
Add:
Depreciation and amortization	32,429	25,721	63,128	30,310
FFO adjustments for unconsolidated joint ventures	1,115	179	2,288	365
Less:
Non real estate depreciation and amortization	(2,659)	(3,036)	(5,648)	(6,913)
Gain on sale	(1,595)	—	(1,954)	—

Funds from operations	$(168,852)	$32,924	$(167,619)	$56,956

Funds from operations per share-basis	$(3.39)	$0.64	$(3.36)	$1.33

Funds from operations per share-diluted	$(3.39)	$0.64	$(3.36)	$1.32

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

  •
  economic conditions generally and the strength of the commercial finance and real estate markets, and the banking industry specifically;

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
  changes to our management;

  •
  unanticipated increases in financing and other costs, including a rise in interest rates;

  •
  our ability to maintain compliance with over-collateralization and interest coverage tests in our CDOs;

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

  •
  certain factors relating to our recent acquisition of American Financial including, but not limited to, the ability to integrate American Financial's business and to achieve expected synergies, operating efficiencies and other benefits, or within expected cost projections, and to preserve the goodwill of the acquired business, and the amount of expenses and other liabilities incurred or accrued in connection with closing of the Merger; and

  •
  other factors discussed under Item IA Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2008 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations," or SFAS No. 141(R), which attempts to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement replaces SFAS No. 141, "Business Combinations." SFAS No. 141(R) retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. The most significant changes in SFAS No. 141(R) are: (1) acquisition and restructuring costs would be now expensed; (2) stock consideration will be measured based on the quoted market price as of the acquisition date instead of the date the deal is announced; (3) contingent consideration arising from contractual and non contractual contingencies that meet the more-likely-than-not recognition threshold will be measured and recognized as an asset or liability at fair value at the acquisition date using a probability-weighted discounted cash flows model, with subsequent changes in fair value reflected in earnings while non contractual contingencies that do not meet the more-likely-than-not criteria will continue to be recognized when they are probable and reasonably estimable; and (4) acquirer records 100% step-up to fair value for all assets and liabilities, including the minority interest portion and goodwill which is recorded as if a 100% interest was acquired. We adopted SFAS No. 141(R) on January 1, 2009. We recorded an expense of $2,184 and $5,010 in connection with costs incurred with the internalization of the management and acquisition of the Manager for the three and six months ended June 30, 2009, respectively.

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

        In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 provides a one-year deferral of the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by us, as it applies to its financial instruments, effective January 1, 2008. The adoption of SFAS No. 157 as it relates to financial instruments did not have a significant impact on our consolidated financial statements. We adopted the provisions of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities on January 1, 2009. The adoption of SFAS No. 157 as it relates to non-financial assets and non-financial liabilities did not have a material effect on our consolidated financial statements.

        In March 2008, the FASB issued Statement No. 161, or SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of FASB Statement No. 133. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and their effects on an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early adoption encouraged. We have adopted SFAS No. 161 on January 1, 2009. The adoption of SFAS no. 161 did not have a material effect on our consolidated financial statements.

        In April 2008, the FASB directed the FASB Staff to issue FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." FSP FAS No. 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. We have adopted FSP FAS No. 142-3 on January 1, 2009. The adoption of FSP FAS no. 142-3 did not have a material effect on our consolidated financial statements.

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

        In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1). This FSP requires that the fair value disclosures required by SFAS 107 "Disclosures about Fair Value of Financial Instruments" be included for interim reporting periods. We have adopted this new accounting standard effective April 1, 2009. We have made the appropriate disclosures in the June 30, 2009 financial statements.

        In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2). This FSP amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. We have adopted this standard effective April 1, 2009. Adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position on FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. We have adopted this new accounting standard effective April 1, 2009. Adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

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

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. We adopted this standard effective beginning April 1, 2009.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard is effective January 1, 2010. We are currently evaluating the impact of this standard.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard is effective January 1, 2010. We are currently evaluating the impact of this standard.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" a replacement of FASB Statement No. 162," and approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. Codification is effective July 1, 2009 and will require future references to authoritative GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact our consolidated results of operations or financial condition.

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

        Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our commercial real estate finance assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because we generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income will generally increase if LIBOR increases and decreases if LIBOR decreases, but this may not always be true in the future. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the three and six months ended June 30, 2009 would have increased our interest cost by approximately $12,975 offset by an increase in our investment income of approximately $9,146.

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

 PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 1A.    RISK FACTORS

        Other than the risk factors set forth herein, there have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, except to the extent the risk factors therein are inconsistent with the fact that (i) we are now an internally-managed company as a result of the internalization of the Manager, which we refer to herein as the "internalization," and (ii) we have restructured certain of our debt facilities and eliminated various financial covenants thereunder, such risk factors would be deemed to be inapplicable to us. As used in this Item 1A, unless the context otherwise requires, the terms "we," "our" and "our company" refer to all entities owned or controlled by Gramercy Capital Corp., including GKK Capital LP, its operating partnership, and American Financial.

We are dependent on SitusServe, L.P. as the special servicer to our CDOs and may not find a suitable replacement if SitusServe LP were to terminate the special servicing agreement.

        SitusServe, L.P. currently acts as the rated special servicer to our CDOs, and a wholly-owned subsidiary of Gramercy acts as sub-special servicer under a separate arrangement between SitusServe, L.P. and Gramercy. If SitusServe terminates the special servicing agreement with respect to any of our CDOs, we will be required to replace SitusServe with another rated special servicer (which could include Gramercy if Gramercy becomes a rated special servicer), and may be unable to do so on similar or more beneficial economic and other terms.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 18, 2009, we held our annual meeting of stockholders (the "Annual Meeting") in New York, New York for the purpose of: (i) electing two Class II directors to serve on the Board until our 2012 annual meeting of stockholders and until their successors are duly elected and qualify; and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The total number of shares of common stock entitled to vote at the Annual Meeting was 49,920,469, of which 41,644,620 shares, or approximately 83.4%, were present in person or by proxy.

        The following sets forth the results of the election of directors:

Name of Class II Nominees	For	Withheld
Allan J. Baum	39,868,844	1,775,776
Roger M. Cozzi	39,881,258	1,763,362

        There was no solicitation in opposition to the foregoing nominees by stockholders. The terms of office of Jeffrey E. Kelter and Charles S. Laven, our Class I directors, and Marc Holliday and Paul J. Konigsberg, our Class III directors, continued after the Annual Meeting.

        The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by our stockholders with 41,091,641 votes "For," 257,604 votes "Against" and 295,375 votes "Abstained," none of such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our Proxy Statement).

        Further information regarding the proposals in the Annual Meeting is contained in our Proxy Statement, dated May 8, 2009, which was filed with the SEC on that day.

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
10.1
Amendment No. 2 to Credit Agreement, dated as of April 7, 2009, by and among Gramercy Warehouse Funding I LLC, GKK Trading Warehouse Funding I LLC, as borrowers, Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp., as guarantors, and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K which was filed with the Commission on April 8, 2009).
10.2
Amended and Restated Guarantee Agreement, dated as of April 7, 2009, by and among Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K which was filed with the Commission on April 8, 2009).
10.3
GKK 2 Herald Mezz LLC Guarantee Agreement, dated as of April 7, 2009, by GKK 2 Herald Mezz LLC. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K which was filed with the Commission on April 8, 2009).
10.4
GKK 885 Third Mezz LLC Guarantee Agreement, dated as of April 7, 2009, by GKK 885 Third Mezz LLC. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K which was filed with the Commission on April 8, 2009).
10.5
Second Omnibus Amendment, dated as of April 7, 2009, by and among Gramercy Warehouse Funding II LLC, GKK Trading Warehouse Funding II LLC, as borrowers, Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp., as guarantors, and Goldman Sachs Mortgage Company (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K which was filed with the Commission on April 8, 2009).

Exhibit No.	Description
10.6	Securities Transfer Agreement, dated as of April 24, 2009, by and among Gramercy Capital Corp., GKK Capital LP, SL Green Operating Partnership, L.P., GKK Manager Member Corp. and SL Green Realty Corp. (solely for the purpose of Sections 2.6, 5.4, 5.5, 5.6, 6.3, 6.4, 6.5, 7.1, 7.2, 7.3, 7.4(a), 7.4(b), 7.4(d), 7.4(e), 7.5, 7.6, 7.7 and Article VIII) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K which was filed with the Commission on April 28, 2009).
10.7
Special Rights Agreement, dated as of April 24, 2009, by and between Gramercy Capital Corp. and SL Green Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K which was filed with the Commission on April 28, 2009).
10.8
Employment and Noncompetition Agreement, dated as of October 27, 2008, by and between GKK Manager LLC and Roger Cozzi (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K which was filed with the Commission on April 28, 2009).
10.9
Employment and Noncompetition Agreement, dated as of November 13, 2008, by and between GKK Manager LLC and Timothy O'Connor (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K which was filed with the Commission on April 28, 2009).
10.10
Employment and Noncompetition Agreement, dated as of July [ ], 2004, by and between GKK Manager LLC and Robert R. Foley (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K which was filed with the Commission on April 28, 2009).
10.11
Employment and Noncompetition Agreement, dated as of April 27, 2009, by and between Gramercy Capital Corp. and Jon W. Clark (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K which was filed with the Commission on April 28, 2009).
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
Name: Jon W. Clark
Title: Chief Financial Officer

Dated: August 10, 2009

QuickLinks

GRAMERCY CAPITAL CORP. INDEX
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 1. FINANCIAL STATEMENTS
Gramercy Capital Corp. Condensed Consolidated Balance Sheets (Unaudited, amounts in thousands, except share and per share data)
Gramercy Capital Corp. Condensed Consolidated Statements of Operations (Unaudited, amounts in thousands, except per share data)
Gramercy Capital Corp. Condensed Consolidated Statements of Cash Flows (Unaudited, amounts in thousands)
Gramercy Capital Corp. Notes To Condensed Consolidated Financial Statements (Unaudited, amounts in thousands, except share and per share data) June 30, 2009
  ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited amounts in thousands, except for share and per share data)
  ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6.
SIGNATURES