Form 10-Q
period 2009-09-30
GRAMERCY CAPITAL CORP
filed 2009-11-09
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

        The number of shares outstanding of the registrant's common stock, $0.001 par value, was 49,884,500 as of November 9, 2009.

GRAMERCY CAPITAL CORP.

INDEX

PART 1. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Gramercy Capital Corp.

Condensed Consolidated Balance Sheets

(Unaudited, amounts in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
Assets:
Real estate investments, at cost:
Land	$904,296	$891,500
Building and improvements	2,419,471	2,441,839
Less: accumulated depreciation	(91,881)	(47,071)

Total real estate investments, net	3,231,886	3,286,268
Cash and cash equivalents	96,745	136,828
Restricted cash	254,128	234,781
Pledged government securities, net	98,337	101,576
Loans and other lending investments, net	1,451,703	2,213,473
Commercial mortgage-backed securities	983,367	869,973
Investments in joint ventures	106,803	93,919
Assets held for sale, net	146,896	192,780
Tenant and other receivables, net	27,944	28,129
Accrued interest	32,813	25,447
Acquired lease assets, net of accumulated amortization of $78,438 and $30,760	465,502	536,212
Deferred costs, net of accumulated amortization of $39,517 and $26,451	38,615	53,248
Other assets	50,694	48,322

Total assets	$6,985,433	$7,820,956

Liabilities and Stockholders' Equity:
Mortgage notes payable	$1,754,946	$1,833,005
Mezzanine loans payable	566,442	580,462
Unsecured credit facility	—	172,301
Term loan, credit facility and repurchase facility	48,881	95,897
Collateralized debt obligations	2,608,230	2,608,065
Junior subordinated notes	150,000	—

Total secured and other debt	5,128,499	5,289,730
Accounts payable and accrued expenses	83,862	88,437
Management and incentive fees payable	—	979
Dividends payable	9,317	2,325
Accrued interest payable	8,896	8,167
Deferred revenue	92,352	98,693
Below market lease liabilities, net of accumulated amortization of $121,933 and $53,369	795,833	846,351
Leasehold interests, net of accumulated amortization of $4,353 and $2,182	18,939	21,051
Liabilities related to assets held for sale	61,001	110,543
Derivative instruments, at fair value	139,421	157,776
Other liabilities	23,993	14,471
Deferrable interest debentures held by trusts that issued trust preferred securities	—	150,000

Total liabilities	6,362,113	6,788,523
Stockholders' Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 49,859,322 and 49,852,243 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	50	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, 4,600,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	111,205	111,205
Additional paid-in-capital	1,078,828	1,077,983
Accumulated other comprehensive loss	(142,260)	(160,739)
(Accumulated deficit) retained earnings	(427,327)	1,222

Total Gramercy Capital Corp. stockholders' equity	620,496	1,029,721
Non-controlling interests	2,824	2,712

Total equity	623,320	1,032,433

Total liabilities and stockholders' equity	$6,985,433	$7,820,956

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Condensed Consolidated Statements of Operations

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Rental revenue	$79,831	$75,437	$242,943	$151,663
Investment income	42,222	60,552	140,014	197,882
Operating expense reimbursements	30,315	31,760	89,682	61,512
Gain on sales and other income	1,262	5,432	3,778	14,420

Total revenues	153,630	173,181	476,417	425,477

Operating Expenses
Utilities	11,165	11,677	30,143	21,147
Real estate taxes	9,955	9,192	28,939	18,459
Ground rent and leasehold obligations	4,701	4,836	13,204	8,898
Direct billable expenses	2,453	2,869	6,699	4,226
Other property operating expenses	18,105	19,105	57,289	38,699

Total property operating expenses	46,379	47,679	136,274	91,429

Net operating income	107,251	125,502	340,143	334,048

Other expenses:
Interest expense	55,933	76,592	179,511	192,434
Depreciation and amortization	27,393	20,752	84,825	42,764
Marketing, general and administrative	8,478	6,201	26,812	13,087
Management fees	—	8,025	7,787	24,275
Incentive fee	—	—	—	5,100
Impairment on loans held for sale and commercial mortgage backed securities	13,551	—	139,930	—
Provision for loan loss	205,508	18,875	425,692	50,089

Total other expenses	310,863	130,445	864,557	327,749

Income (loss) from continuing operations before equity in net income from unconsolidated joint ventures, provisions for taxes and non-controlling interests	(203,612)	(4,943)	(524,414)	6,299
Equity in net income of unconsolidated joint ventures	2,397	1,752	6,584	7,154

Income (loss) from continuing operations before provision for taxes, gain on extinguishment of debt, and discontinued operations	(201,215)	(3,191)	(517,830)	13,453
Gain on extinguishment of debt	—	11,681	107,229	33,378
Provision for taxes	(88)	(36)	(2,489)	(47)

Net income (loss) from continuing operations	(201,303)	8,454	(413,090)	46,784
Net loss from discontinued operations	(2,438)	1,174	(20,900)	961
Net gains from disposals	3,021	—	11,505	—

Net income (loss) from discontinued operations	583	1,174	(9,395)	961

Net income (loss)	(200,720)	9,628	(422,485)	47,745
Net (income) loss attributable to non-controlling interests	(60)	31	944	(219)

Net income (loss) attributable to Gramercy Capital Corp.	(200,780)	9,659	(421,541)	47,526
Accrued preferred stock dividends	(2,336)	(2,336)	(7,008)	(7,008)

Net income (loss) available to common stockholders	$(203,116)	$7,323	$(428,549)	$40,518

Basic earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$(4.08)	$0.12	$(8.43)	$0.87
Net Income (loss) from discontinued operations	0.01	0.02	(0.17)	0.02

Net income (loss) available to common stockholders	$(4.07)	$0.14	$(8.60)	$0.89

Diluted earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$(4.08)	$0.12	$(8.43)	$0.86
Net income (loss) from discontinued operations	0.01	0.02	(0.17)	0.02

Net income (loss) available to common stockholders	$(4.07)	$0.14	$(8.60)	$0.88

Dividends per common share	$—	$0.63	$—	$1.26

Basic weighted average common shares outstanding	49,857	51,307	49,844	45,736

Diluted weighted average common shares and common share equivalents outstanding	49,857	51,356	49,844	45,814

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Condensed Consolidated Statement of Stockholder's Equity

(Unaudited, amounts in thousands)

	Common Stock						Total Gramercy Capital Corp
			Series A Preferred Stock	Additional Paid- In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)		Non-controlling interest		Comprehensive Income (loss)
	Shares	Par Value							Total
Balance at December 31, 2008	49,852	$50	$111,205	$1,077,983	$(160,739)	$1,222	$1,029,721	$2,712	$1,032,433
Net loss						(421,541)	(421,541)	(944)	(422,485)	(421,541)
Change in net unrealized loss on derivative instruments					17,852		17,852		17,852	17,852
Net unrealized loss on securities previously available for sale					627		627		627	627
Issuance of stock—stock purchase plan	39			16			16		16
Stock based compensation—fair value	(32)			829			829		829
Distribution to non-controlling interest holder							—	(6,171)	(6,171)
Dividends accrued on preferred stock						(7,008)	(7,008)		(7,008)
Non-controlling interest through acquistion								7,227	7,227

Balance at September 30, 2009	49,859	$50	$111,205	$1,078,828	$(142,260)	$(427,327)	$620,496	$2,824	$623,320	$(403,062)

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, amounts in thousands)

	Nine months ended September 30,
	2009	2008
Operating Activities
Net income (loss)	$(421,541)	$47,526
Adjustments to net cash provided by operating activities:
Depreciation and amortization	92,857	42,546
Non-controlling interest	(944)	219
Amortization of leasehold interests	(2,174)	—
Amortization of acquired leases to rental revenue	(58,477)	(17,833)
Amortization of deferred costs	8,741	6,903
Amortization of discount and other fees	(18,744)	(21,568)
Payment of capitalized tenant leasing costs	(1,254)	(539)
Straight-line rent adjustment	19,735	9,808
Non-cash impairment charges	161,996	—
Net gain on sale of properties and lease terminations	(11,492)	—
Equity in net (income) loss of joint ventures	(6,276)	(6,117)
Gain on extinguishment of debt	(107,229)	(33,378)
Amortization of stock compensation	845	3,878
Provision for loan loss	425,692	50,089
Unrealized gain on derivative instruments	—	(6,733)
Net realized gain on loans held for sale	—	(10)
Changes in operating assets and liabilities:
Restricted cash	(290)	31,146
Tenant and other receivables	(14,789)	(5,879)
Other assets	(3,353)	20,285
Management and incentive fees payable	—	(528)
Accounts payable, accrued expenses and other liabities	(4,558)	12,092
Deferred revenue	(23,427)	(10,617)

Net cash provided by operating activities	35,318	121,290

Investing Activities
Transaction costs of business combination	—	(108,199)
Cash consideration paid for business combination, net of cash acquired of $155,356	—	(586,900)
Capital expenditures and leasehold costs	(6,533)	(6,773)
Proceeds from sale of real estate	111,865	63,878
New investment originations and funded commitments	(51,702)	(305,066)
Principal collections on investments	79,645	410,508
Proceeds from sale of loans and loan commitments	52,926	92,090
Investment in commercial mortgage-backed securities	(109,866)	(61,736)
Investment in joint venture	(3,429)	(2,071)
Change in accrued interest income	(61)	57
Purchase of marketable investments	(7)	(5,354)
Sale of marketable investments	5,042	3,402
Change in restricted cash from investing activities	(3,474)	(50,625)
Deferred investment costs	(657)	(1,856)

Net cash provided by (used in) investing activities	73,749	(558,645)

Gramercy Capital Corp.

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited, amounts in thousands)

	Nine months ended September 30,
	2009	2008
Financing Activities
Distribution to non-controlling interest holders	(6,171)	—
Proceeds from repurchase facilities	9,500	35,946
Repayments of repurchase facilities	(49,296)	(128,149)
Proceeds of unsecured credit facility	—	172,301
Repayment of unsecured credit facility	(45,000)	—
Repurchase of collateralized debt obligations	—	(38,922)
Repayment of mortgage notes	(36,721)	(742,034)
Proceeds from stock options excerised	—	1,352
Proceeds from acquisition financing	—	1,114,743
Deferred financing costs and other liabilities	(3,196)	(32,195)
Net proceeds of sale of common stock	—	46
Dividends paid	(16)	(164,592)
Change in restricted cash from financing activities	(18,250)	20,928

Net cash (used in) provided by financing activities	(149,150)	239,424

Net (decrease) in cash and cash equivalents	(40,083)	(197,931)
Cash and cash equivalents at beginning of period	136,828	293,126

Cash and cash equivalents at end of period	$96,745	$95,195

Non-cash activity
Deferred gain (loss) and other non-cash activity related to derivatives	$17,852	$(17,441)

Issuance of common stock for acquistion advisory costs	$—	$11,213

Issuance of common stock in business combination	$—	$378,672

Assumptions of mortgage loans	$—	$1,316,004

Mark-to-market of debt assumed	$—	$24,743

Debt assumed by purchaser in sale of real estate	$103,621	$—

Supplemental cash flow disclosures
Cash paid for interest	$153,164	$114,254

Cash paid for income taxes	$504	$393

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

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

        From its inception until April 2009, the Company was externally managed and advised by GKK Manager LLC, or the Manager, a wholly-owned subsidiary of SL Green Realty Corp., or SL Green. On April 24, 2009, the Company completed the internalization of its management through the direct acquisition of the Manager from SL Green. Beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Company added 77 former employees of the Manager to its own staff. The Company expensed $5,010 for the costs incurred through September 30, 2009 in connection with the Company's acquisition of the Manager. At September 30, 2009 and December 31, 2008, SL Green Operating Partnership, L.P., or SL Green OP, owned approximately 12.5% of the outstanding shares of the Company's common stock.

        The Company relies on the credit and equity markets to finance and grow its business. Beginning during the second half of 2007, severe credit and liquidity issues in the sub-prime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, and the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced reduced liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue to persist in 2009 and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low or virtually non-existent when compared to historical standards. As a result, most commercial real estate finance and financial services industry participants, including the Company, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, the Company is focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing vacant space, extending debt maturities and reducing capital expenditures.

        The Company's commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. The Company's property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are, for the most part, deposit-taking commercial banks, thrifts and credit unions, which the Company generally refers to as "banks." The Company's portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wachovia Bank National Association, (now owned by Wells Fargo & Company, or Wells Fargo), or Wachovia Bank, Regions Financial Corporation, or Regions Financial and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

1. Business and Organization (Continued)

        Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company's commercial real estate finance and property investment businesses are conducted.

        Substantially all of the Company's operations are conducted through GKK Capital LP, a Delaware limited partnership, or the Operating Partnership. The Company, as the sole general partner of, and currently the holder of 100% of the common units of the Operating Partnership, has responsibility and discretion in the management and control of the Operating Partnership Accordingly, the Company consolidates the accounts of the Operating Partnership. The Company qualified as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with its taxable year ended December 31, 2004 and the Company expects to qualify for the current fiscal year. To maintain the Company's qualification as a REIT, the Company plans to distribute at least 90% of taxable income, if any.

        As of September 30, 2009, Gramercy Finance held loans and other lending investments and CMBS of $2,478,948 net of fees, discounts, valuation allowances and unfunded commitments, reserves for possible loan losses, valuation allowances and other adjustments, with an average spread to 30-day LIBOR of 437 basis points for its floating rate investments, and an average yield of approximately 7.71% for its fixed rate investments. As of September 30, 2009, Gramercy Finance also held interests in two credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases, and a 100% fee interest in a property subject to a long-term ground lease.

        As of September 30, 2009, Gramercy Realty's portfolio consisted of 638 bank branches, 327 office buildings and six land parcels, of which 54 bank branches and one office building were partially-owned through joint ventures. Gramercy Realty's wholly-owned properties aggregated approximately 26.0 million rentable square feet and its partially-owned properties aggregated approximately 0.6 million rentable square feet, including 0.3 million rentable square feet in an unconsolidated joint venture. As of September 30, 2009, the occupancy of Gramercy Realty's wholly-owned properties was 85.9% and the occupancy for its partially-owned properties was 99.8%. Gramercy Realty's two largest tenants are Bank of America and Wachovia Bank, and for the three months ended September 30, 2009, they represented approximately 39.4% and 15.3%, respectively, and for the nine months ended September 30, 2009, they represented approximately 41.6% and 15.5%, respectively, of the rental revenue of the Company's portfolio. As of September 30, 2009, Bank of America and Wachovia occupied approximately 44.2% and 17.2%, respectively, of Gramercy Realty's total rentable square feet.

        Due to the nature of the business of Gramercy Realty's tenant base, Gramercy Realty typically enters into long-term leases with its financial institution tenants. As of September 30, 2009, the weighted average remaining term of Gramercy Realty's leases was 9.5 years and approximately 79.1% of its base revenue was derived from long-term leases with financial institution tenants. With in-house capabilities in acquisitions, asset management, property management and leasing, Gramercy Realty is focused on maximizing the value of its portfolio through strategic sales, effective and efficient property management, asset management and leasing.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

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

        The Company has evaluated subsequent events through the date that the financial statements were issued, which was November 9, 2009, the date of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Accounting Standards Codification

        The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the "FASB." The FASB sets GAAP that the Company follows to ensure it consistently reports its financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the "Codification"). The FASB finalized the Codification effective for periods ending on or after September 15, 2009. The Codification does not change how the Company accounts for its transactions or the nature of the related disclosures made.

2. Significant Accounting Policies

Principles of Consolidation

        The condensed consolidated financial statements include the Company's accounts and those of the Company's subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities in which the Company is the primary beneficiary. GAAP for consolidation requires that a variable interest entity, or VIE, to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE's anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity's equity investment at risk to absorb losses, and determined that the Company is the primary beneficiary for one variable interest entity and has included the accounts of this entity in the condensed consolidated financial statements. Entities which the Company does not control and entities which are VIE's, but where the Company is not the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

2. Significant Accounting Policies (Continued)

primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

Variable Interest Entities

        The Company's ownership of the subordinated classes of CMBS from a single issuer may provide the Company with the right to control the foreclosure/workout process on the underlying loans. An investor that holds a variable interest in a qualifying special-purpose entity ("QSPE") does not consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. GAAP provides the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity's QSPE status can be affected in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent that the Company's CMBS investments were issued by a special-purpose entity that meets the QSPE requirements, the Company records those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, the Company evaluates for consolidation the special-purpose entities that would be determined to be VIEs. The Company has analyzed the pooling and servicing agreements governing each of its controlling class CMBS investments and the Company believes that the terms of those agreements conform to industry standards and are consistent with the QSPE criteria.

        In June 2009, the FASB issued new guidance that eliminates the qualifying special purpose entity concept including the exemption under which the Company excludes certain CMBS investments from consolidation. Accordingly, in January 2010, the Company anticipates it will be required to consolidate these CMBS investments. The Company is currently evaluating the impact of the new standards.

        At September 30, 2009, the Company owned securities of three controlling class CMBS trusts with a carrying value of $39,481. The total par amount of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, the Company has concluded that it would not be the primary beneficiary of any of the underlying special-purpose entities. At September 30, 2009, the Company's maximum exposure to loss as a result of its investment in these QSPEs totaled $39,481 which equals the book value of these investments as of September 30, 2009.

        The financing structures that the Company offers to the borrowers on certain of its real estate loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to GAAP consolidation guidance. The Company's management has evaluated these entities and has concluded that none of these such entities are VIEs that would require evaluation for consolidation.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

2. Significant Accounting Policies (Continued)

        The following is a summary of the Company's involvement with VIEs (excluding QSPEs) as of September 30, 2009:

	Company carrying value— assets	Company carrying value— liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Total real estate investments, net	$43,284	$42,128	$43,284	$42,128
Collateralized debt obligations	—	2,608,230	3,100,000	3,100,000

	$43,284	$2,650,358	$3,143,284	$3,142,128

Unconsolidated VIEs
Commercial mortgage-backed securities	$39,481	$—	$921,654	$921,654

        The Company has determined that it is the non-transferor sponsor of one of the Company's non-investment grade CMBS investments, GS Mortgage Securities Trust 2007-GKKI, or the Trust. The Trust is a resecuritization of approximately $634,000 of CMBS originally rated AA+ through BB structured in a QSPE. The Company purchased a portion of the below investment securities, totaling approximately $27,300. The Manager is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. As collateral administrator, the Manager's on-going duty is to liquidate defaulted securities for the Trust if very specific triggers have been reached. The Manager can be removed as collateral administrator for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. Neither the Company nor the Manager has any on-going financial obligations, including advancing, funding, or purchasing collateral in the Trust. The Company's maximum exposure to the QSPE is limited to its investment in the bonds purchased.

Real Estate and CTL Investments

        The Company records acquired real estate and CTL investments at cost. Costs directly related to the acquisition of such investments are expensed as incurred. Certain improvements are capitalized when they are determined to increase the useful life of the building. Depreciation is computed using the straight-line method over the shorter of the estimated useful life of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repair expenditures are expensed as incurred. Results of operations of properties acquired are included in the consolidated statements of operations from the date of acquisition.

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

September 30, 2009

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

        The Company also reviews the recoverability of the property's carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded in the consolidated statement of operations in the period the determination is made to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used, and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose of assets held for sale.

        The Company allocates the purchase price of real estate to land, building, improvements and intangibles, such as the value of above-, below- and at-market leases, and origination costs associated with the in-place leases. The Company depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases are amortized over the initial term of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease or charged against earnings if the lease is terminated prior to its contractual expiration date. The Company assesses fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property.

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

September 30, 2009

2. Significant Accounting Policies (Continued)

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

Investments in Unconsolidated Joint Ventures

        The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company's balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to the Company. As of September 30, 2009 and December 31, 2008, the Company had investments of $106,803 and $93,919 in unconsolidated joint ventures, respectively.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash at September 30, 2009 consists of $103,401 on deposit with the trustee of the Company's collateralized debt obligations, or CDOs. The remaining balance consists of $71,003 held as collateral for letters of credit, $2,064 of interest reserves held on behalf of borrowers and $82,849, which includes $5,189 related to assets held for sale, which represents amounts escrowed pursuant to mortgage agreements securing the Company's real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Assets Held for Sale

Loans and Other Lending Investments Held For Sale

        Loans held for investment are intended to be held to maturity and, accordingly, unless deemed to be impaired, such loans are carried at cost, net of unamortized loan origination fees, discounts, repayments, unfunded commitments, and other adjustments. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of September 30, 2009 and December 31, 2008, the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

2. Significant Accounting Policies (Continued)

Company had loans and other lending investments held for sale of $43,878 and $0, respectively. The Company recorded impairment charges of $12,191 and $138,570 related to the mark-to-market of the loans designated as held for sale for the three and nine months ended September 30, 2009, respectively.

Real Estate and CTL Investments Held for Sale

        Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as Discontinued Operations. As of September 30, 2009 and December 31, 2008, the Company had real estate investments held for sale of $103,018 and $192,780, respectively.

Commercial Mortgage-Backed Securities

        The Company designates its CMBS investments on the date of acquisition of the investment. Held-to-maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of operations using the level yield method. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected, discounted at the investment's current yield, and is charged against earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the consolidated balance sheet. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In November 2007, subsequent to financing the Company's CMBS investments in its CDOs, the Company redesignated all of its available-for-sale CMBS investments with a book value of approximately $43,600 to held to maturity. As of September 30, 2009 and December 31, 2008, the unrealized loss on the redesignated CMBS investments included in other comprehensive income (loss) was $4,363 and $4,986, respectively.

        On a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting charge against earnings and a new cost basis is established. The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income. In January 2009, the FASB clarified the guidance for impairment by removing the requirement to place exclusive reliance on market participants' assumptions about future cash flows when evaluating

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

2. Significant Accounting Policies (Continued)

an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. During the three months ended September 30, 2009, the Company recognized an other-than-temporary impairment of $1,360 due to an adverse change in expected cash flows related to credit losses for one CMBS investment which is recorded in impairment on loans held for sale and CMBS in the Company's Consolidated Statement of Operations.

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

Pledged Government Securities

        The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. The Company does not intend to sell the securities and believes it is more likely than not that it will realize the full amortized cost basis of the securities over their remaining life. These securities had a carrying value of $98,337, a fair value of $100,524 and unrealized gains of $2,187 at September 30, 2009, and have maturities that extend through November 2013.

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

        Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of September 30, 2009 and December 31, 2008, were $5,720 and $6,361, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by considering the tenant's payment history, the financial condition of the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

2. Significant Accounting Policies (Continued)

tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the consolidated statements of operations.

Intangible Assets

        The Company follows the purchase method of accounting for business combinations. The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if-vacant basis. The Company utilizes various estimates, processes and information to determine the as-if-vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analyses and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases.

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

        The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from one to 20 years. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value is charged to expense.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

2. Significant Accounting Policies (Continued)

        Intangible assets and acquired lease obligations consist of the following:

	September 30, 2009	December 31, 2008
Intangible assets:
In-place leases, net of accumulated amortization of $59,514 and $22,283	$379,461	$428,977
Above market leases, net of accumulated amortization of $19,748 and $8,865	89,676	110,489
Amounts related to assets held for sale, net of accumulated amortization of $824 and $388	(3,635)	(3,254)

Total intangible assets	$465,502	$536,212

Intangible liabilities:
Below market leases, net of accumulated amortization of $122,249 and $53,597	$797,211	$847,528
Amounts related to assets held for sale, net of accumulated amortization of $316 and $228	(1,378)	(1,177)

Total intangible liabilities	$795,833	$846,351

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

        The Company has deferred certain expenditures related to the leasing of certain properties. Direct costs of leasing included internally capitalized payroll costs associated with leasing activities are deferred and amortized over the terms of the underlying leases.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

2. Significant Accounting Policies (Continued)

Valuation of Financial Instruments

        ASC 820-10, Fair Value Measurements and Disclosures (formerly known as SFAS No. 157 Fair Value Measurement"), which among other things requires additional disclosures about financial instruments carried at fair value. ASC 820-10 establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices, generally will have a higher degree of pricing observability and will require a lesser degree of judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment to be utilized in measuring fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments. The less judgment utilized in measuring fair value financial instruments such as with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Impacted by a number of factors, pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.

        The three broad levels defined by the hierarchy are:

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

September 30, 2009

2. Significant Accounting Policies (Continued)

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

        The Company recognizes sales of real estate properties only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sale price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate.

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

September 30, 2009

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

        The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At September 30, 2009, the Company had four first mortgage loans with an aggregate carrying value of $73,366, four mezzanine loans with a carrying value of $12,881, one second lien loan with a carrying value of $0, and one third lien loan with a carrying value of $0, which were classified as non-performing loans. At December 31, 2008, the Company had three first mortgage loans with an aggregate carrying value of $164,809, one second lien loan with a carrying value of $0, and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

        The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans, and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At September 30, 2009, four first mortgage loans with an aggregate carrying value of $160,633, one subordinate interest in a whole loan with a carrying value of $36,770, and two mezzanine loans with a carrying value of $22,115, were classified as sub-performing. At December, 2008, five first mortgage loans with a total carrying value of $216,597 were classified as sub-performing.

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

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

2. Significant Accounting Policies (Continued)

charge to the provision for possible loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb possible losses. Realized losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. As of September 30, 2009, the Company incurred charge-offs totaling $112,647 relating to realized losses on 12 loans. The Company maintained a reserve for possible loan losses of $402,037 against 17 separate investments with a carrying value of $525,070 as of September 30, 2009, and a reserve for possible loan losses of $88,992 against 13 separate investments with a carrying value of $424,177 as of December 31, 2008.

Rent Expense

        Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying consolidated balance sheet as of September 30, 2009 and December 31, 2008 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in marketing, general and administrative expense.

Stock Based Compensation Plans

        The Company has a stock-based compensation plan, described more fully in Note 14. The Company accounts for this plan using the fair value recognition provisions.

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

        Prior to amending and restating the management agreement in October 2008, which was subsequently terminated in April 2009, employees of the Manager who provided services to the Company pursuant to the then-existing management agreement were characterized as its co-leased employees. Stock option awards granted to such persons under the Company's 2004 Equity Incentive Plan were valued at the time of grant using the Black-Scholes option pricing model, which value was amortized over the option vesting period. The amended management agreement that was executed in October 2008 resulted in the re-characterization of such employees of the Manager, and they were no longer classified as the Company's co-leased employees. Consequently, the Company determined fair value of the stock options granted to such persons using a mark-to-market model, until April 2009 when the Company completed the internalization of management through the direct acquisition of the Manager. Stock option awards were re-valued at the date of the internalization and such value will be amortized over the remaining vesting period of the award for employees that remained with the Manager.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

2. Significant Accounting Policies (Continued)

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

	2009	2008
Dividend yield	14.0%	8.8%
Expected life of option	5.0 years	5.8 years
Risk-free interest rate	1.72%	3.21%
Expected stock price volatility	90.0%	35.0%

Incentive Distribution (Class B Limited Partner Interest)

        Prior to the internalization, the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of the Operating Partnership) exceed the product of the Company's weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts became probable and reasonably estimable in accordance with the partnership agreement. These cash distributions reduced the amount of cash available for distribution to the common unit holders in the Operating Partnership and to the Company's common stockholders. In October 2008, the Company entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provide that the starting January 1, 2009, the incentive distribution could be paid, at the Company's option, in cash or shares of common stock. In December 2008, the Company entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash, and SL Green transferred to the Company 1.9 million shares of the Company's common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to the Operating Partnership, and the Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of the Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. In April 2009, the Company completed the internalization of its management through the direct acquisition of the Manager from SL Green. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Company now owns all Class B limited partner interests (which have been cancelled) and all of the interests in the Manager. No incentive distribution was earned for the three and nine months ended September 30, 2009, respectively. The Company incurred approximately $0 and $5,100 with respect to incentive distributions

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

2. Significant Accounting Policies (Continued)

on such Class B limited partner interests for the three and nine months ended September 30, 2008, respectively.

Derivative Instruments

        In the normal course of business, the Company uses a variety of derivative instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company uses a variety of commonly used derivative products that are considered "plain vanilla" derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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

        The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

2. Significant Accounting Policies (Continued)

        All hedges held by the Company are deemed effective based upon the hedging objectives established by the Company's corporate policy governing interest rate risk management. The effect of the Company's derivative instruments on its financial statements is discussed more fully in Note 17.

Income Taxes

        The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income, if any to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distributions to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company is subject to certain state and local taxes. The Company's taxable REIT subsidiaries individually referred to as a TRS, are subject to U.S. federal, state and local taxes.

        For the three and nine months ended September 30, 2009, the Company recorded $88 and $2,489 of income tax expense, respectively. For the three and nine months ended September 30, 2008, the Company recorded $36 and $47 of income tax expense, respectively. Included in tax expense for the nine months ended September 30, 2009 is $2,100 of state income taxes on the gain of extinguishment of debt of $107,229. Under federal tax law, the Company is allowed to defer this gain until 2014; however not all states follow this federal rule.

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

September 30, 2009

2. Significant Accounting Policies (Continued)

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

        Four investments accounted for approximately 20.7% of the total carrying value of the Company's debt investments as of September 30, 2009 compared to five investments which accounted for more than 20% of the total carrying value of the Company's debt investments as of December 31, 2008. Six investments accounted for approximately 17.8% and 17.0% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2009 compared to six investments, which accounted for approximately 16.3% and 15.9% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2008, respectively. The largest sponsor accounted for approximately 6.1% and 5.7% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2009, respectively, compared to approximately 5.5% and 4.7% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2008, respectively.

        Additionally, two tenants, Bank of America and Wachovia Bank, accounted for approximately 39.4% and 15.3% of the Company's rental revenue for the three months ended September 30, 2009, respectively, and approximately 41.6% and 15.5% of the Company's rental revenue for the nine months ended September 30, 2009.

Recently Issued Accounting Pronouncements

        In January 2009, the FASB issued clarification guidance on impairment of securities by removing the requirement to place exclusive reliance on market participants' assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. The new guidance is effective for interim and annual reporting periods ending after December 15, 2008. The Company has adopted the new guidance and it did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued guidance that requires fair value disclosures to be included for interim reporting periods. The Company has adopted this new accounting standard effective April 1, 2009. The Company has made the appropriate disclosures in the September 30, 2009 financial statements.

        In April 2009, the FASB issued guidance on other-than-temporary-impairments that amends the impairment guidance relating to certain debt securities and will require a company to assess the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

2. Significant Accounting Policies (Continued)

likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. The Company adopted this standard effective April 1, 2009. Adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued clarifying guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. The Company adopted this new accounting standard effective April 1, 2009. Adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued guidance that requires that an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. The Company adopted this new accounting standard on January 1, 2009. Adoption of the new guidance did not have a material impact on the consolidated financial statements.

        In May 2009, the FASB issued new guidance that incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards relative to the reporting of subsequent events, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new guidance, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. The Company adopted this standard effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 1.

        In June 2009, the FASB issued guidance amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard.

        In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

2. Significant Accounting Policies (Continued)

        In June 2009, the FASB issued guidance and approved the FASB Accounting Standards Codification™ (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. Codification is effective July 1, 2009 and requires future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact the Company's consolidated results of operations or financial condition.

3. Loans and Other Lending Investments

        The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company's loan and other lending investments and CMBS investments as of September 30, 2009 and December 31, 2008, including loans held-for-sale, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield(2)		Floating Rate: Average Spread over LIBOR(3)
	2009	2008	2009	2008	2009	2008	2009	2008
Whole loans, floating rate	$904,774	$1,222,991	60.5%	55.3%	—	—	403 bps	418 bps
Whole loans, fixed rate	122,839	189,946	8.2%	8.6%	6.89%	7.17%	—	—
Subordinate interests in whole loans, floating rate	77,761	80,608	5.2%	3.6%	—	—	259 bps	564 bps
Subordinate interests in whole loans, fixed rate	44,900	63,179	3.0%	2.9%	8.85%	9.22%	—	—
Mezzanine loans, floating rate	218,825	396,190	14.6%	17.9%	—	—	597 bps	654 bps
Mezzanine loans, fixed rate	86,037	248,558	5.8%	11.2%	7.99%	10.21%	—	—
Preferred equity, floating rate	28,198	—	1.9%	—	—	—	1,064 bps	—
Preferred equity, fixed rate	12,247	12,001	0.8%	0.5%	7.20%	10.22%	—	—

Subtotal/weighted average	1,495,581	2,213,473	100.0%	100.0%	7.59%	8.96%	444 bps	480 bps

CMBS, floating rate	71,078	70,893	7.2%	8.1%	—	—	315 bps	945 bps
CMBS, fixed rate	912,289	799,080	92.8%	91.9%	7.75%	6.26%	—	—

Subtotal/weighted average	983,367	869,973	100.0%	100.0%	7.75%	6.26%	315 bps	945 bps

Total	$2,478,948	$3,083,446	100.0%	100.0%	7.71%	7.32%	437 bps	498 bps

(1)
Loans and other lending investments and CMBS investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, unfunded commitments, reserves for possible loan losses, and other adjustments.

(2)
Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans—floating rate of approximately $73,366 with an effective spread of 638 basis points and non-performing loans classified as mezzanine loans—floating rate of approximately $12,881 with an effective spread of 858 basis points.

(3)
Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

3. Loans and Other Lending Investments (Continued)

        As of September 30, 2009, the Company's loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value (In thousands)	% of Total
2009 (October 1 to December 31)(1)	11	$254,556	17.0%
2010	21	564,433	37.8%
2011	18	440,997	29.5%
2012	3	88,532	5.9%
2013	0	—	0.0%
Thereafter	11	147,063	9.8%

Total	64	$1,495,581	100.0%

Weighted average maturity(2)		1.5 years

(1)
Of the loans maturing in 2009, eight investments with a carrying value of $173,997 have extension options, which may be subject to performance criteria.

(2)
The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods, or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

        For the three and nine months ended September 30, 2009 and 2008, the Company's investment income from loans and other lending investments and CMBS investments, including loans held-for-sale, was generated by the following investment types:

	Three months ended September 30, 2009		Three months ended September 30, 2008
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$15,162	35.9%	$27,416	45.3%
Subordinate interests in whole loans	1,342	3.2%	2,154	3.6%
Mezzanine loans	7,229	17.1%	16,529	27.3%
Preferred equity	591	1.4%	316	0.5%
CMBS	17,898	42.4%	14,137	23.3%

Total	$42,222	100.0%	$60,552	100.0%

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

3. Loans and Other Lending Investments (Continued)

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
Investment Type	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$57,880	41.3%	$98,699	50.0%
Subordinate interests in whole loans	3,653	2.6%	7,549	3.8%
Mezzanine loans	31,042	22.2%	49,445	25.0%
Preferred equity	1,208	0.9%	943	0.4%
CMBS	46,231	33.0%	41,246	20.8%

Total	$140,014	100.0%	$197,882	100.0%

        At September 30, 2009 and December 31, 2008, the Company's loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	September 30, 2009		December 31, 2008
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$685,418	45.8%	$1,023,718	46.2%
West	381,222	25.5%	626,180	28.3%
South	142,872	9.6%	225,674	10.2%
Mid-Atlantic	127,734	8.5%	121,515	5.5%
Southwest	83,883	5.6%	107,735	4.9%
Various(1)	52,232	3.5%	86,293	3.9%
Midwest	22,220	1.5%	22,358	1.0%

Total	$1,495,581	100.0%	$2,213,473	100.0%

(1)
Includes interest-only strips and a defeased loan.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

3. Loans and Other Lending Investments (Continued)

        At September 30, 2009 and December 31, 2008, the Company's loans and other lending investments, excluding CMBS investments, by property type are as follows:

	September 30, 2009		December 31, 2008
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$684,984	45.8%	$874,682	39.5%
Hotel	231,772	15.5%	345,615	15.6%
Land-commercial	178,175	11.9%	209,572	9.5%
Multifamily	112,252	7.5%	272,950	12.4%
Retail	106,963	7.2%	218,763	9.9%
Condo	59,671	4.0%	91,418	4.1%
Industrial	50,743	3.4%	47,229	2.1%
Land-residential(1)	34,407	2.3%	65,973	3.0%
Mixed-use	26,952	1.8%	78,107	3.5%
Other(2)	9,662	0.6%	9,164	0.4%

Total	$1,495,581	100.0%	$2,213,473	100.0%

(1)
All of the loans secured by residential land are secured by first mortgages or first deeds of trust, except for two loans secured by second and third mortgage liens to the same sponsor with an aggregate carrying value of $0. The second and third lien loans are secured by land, which is intended primarily for residential development. These loans were classified as non-performing as of September 30, 2009 and December 31, 2008.

(2)
Includes interest-only strips and a defeased loan, and a loan to one sponsor secured by the equity interests in seven properties.

        The Company recorded provisions for loan losses of $205,508 and $425,692 and $18,875 and $50,089 for the three and nine months ended September 30, 2009 and September 30, 2008, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience and collateral quality by individual asset or category of asset.

        For the nine months ended September 30, 2009, the Company incurred charge-offs of $112,647 related to realized losses on 12 loan investments. During the year ended December 31, 2008, the Company incurred charge-offs totaling $17,519 related to two defaulted loans the Company foreclosed upon which had a carrying value totaling $31,760 and three additional loans, two of which were sold at a loss and the other was a negotiated payoff below par.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

3. Loans and Other Lending Investments (Continued)

        Changes in the reserve for possible loan losses were as follows:

Reserve for possible loan losses, December 31, 2007	$8,658
Additional provision for loan losses	97,853
Charge-offs	(17,519)

Reserve for possible loan losses, December 31, 2008	88,992
Additional provision for loan losses	425,692
Charge-offs	(112,647)

Reserve for possible loan losses, September 30, 2009	$402,037

        The following is a summary of the Company's CMBS investments at September 30, 2009:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	8	$73,664	$71,078	$—	$(34,143)	$36,935
Fixed rate CMBS	88	1,086,690	912,289	36,715	(342,265)	606,739

Total	96	$1,160,354	$983,367	$36,715	$(376,408)	$643,674

        The following is a summary of the Company's CMBS investments at December 31, 2008:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	8	$73,664	$70,894	$—	$(33,596)	$37,298
Fixed rate CMBS	66	835,578	799,079	—	(536,392)	262,687

Total	74	$909,242	$869,973	$—	$(569,988)	$299,985

        As of September 30, 2009, the Company's CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value	Current Market Value	% of Total Carrying Value	% of Total Market Value
Under one year	1	$13,604	$6,300	1.4%	1.0%
One to five years	6	78,456	52,377	8.0%	8.1%
Five to ten years	87	885,634	583,559	90.0%	90.7%
Thereafter	2	5,673	1,438	0.6%	0.2%

Total	96	$983,367	$643,674	100.0%	100.0%

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

3. Loans and Other Lending Investments (Continued)

        The following is a summary of the underlying credit ratings of the Company's CMBS investments at September 30, 2009 and December 31, 2008 (for split-rated securities, the higher rating was used):

	September 30, 2009		December 31, 2008
	Book Value	Percentage	Book Value	Percentage
AAA	$258,645	26.3%	$799,440	91.90%
AA+	13,604	1.4%	—	0.00%
AA	89,699	9.1%	26,689	3.40%
AA-	30,620	3.1%	—	0.00%
A+	114,678	11.7%	—	0.00%
A	267,997	27.3%	—	0.00%
A-	29,425	3.0%	—	0.00%
BBB	74,135	7.4%	—	0.00%
BBB-	43,408	4.4%	13,229	1.50%
BB+	—	0.0%	7,442	0.90%
BB	20,632	2.1%	4,901	0.60%
B+	—	0.0%	7,659	0.50%
B	8,100	0.8%	4,309	0.50%
B-	6,114	0.6%	—	0.00%
CCC+	12,477	1.3%	—	0.00%
CCC	3,600	0.4%	5,241	0.60%
CCC-	4,560	0.5%	—	0.00%
Not rated	5,673	0.6%	1,063	0.10%

Total	$983,367	100.00%	$869,973	100.00%

        The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment. The Company's unrealized losses (the carrying value is in excess of the market value) are primarily the result of market factors other than credit impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there has been an adverse change in expected cash flows related to credit losses for one CMBS investment. Therefore, the Company recognized an other-than-temporary impairment of $1,360 during the three months ended September 30, 2009 that was recorded in impairment on real estate loans and CMBS in the Company's Consolidated Statement of Operations. The Company's assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company's ability and intent to hold its CMBS investments to maturity, at which point the Company expects to recover book value, is the basis for its conclusion the remainder of these investments are not other-than-temporarily impaired, despite the difference between the carrying value the and fair value. The Company has considered the rating downgrades in its evaluation and apart from the one bond noted above, it believes that their investment is recoverable at

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

3. Loans and Other Lending Investments (Continued)

September 30, 2009. The Company attributes the current difference between carrying value and market value to current market conditions including a negative bias against structured financial products and commercial real estate. The Company has concluded that it does not intend to sell these securities and it is not more likely than not it will be required to sell the securities before recovering the amortized costs basis.

        In connection with a preferred equity investment, which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company has invested in the event of a borrower default under such loan. The loan matures in 2032. This guarantee is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. The Company's maximum exposure under this guarantee is approximately $1,392 and $1,406 as of September 30, 2009 and December 31, 2008, respectively. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

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

(1)
Reflects the outstanding common shares of American Financial multiplied by (a) the fixed exchange ratio of 0.12096 shares of the Company's common stock for each American Financial common share and (b) the closing price of the Company's common stock on the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

4. Acquisitions (Continued)

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

GKK Manager

        On April 24, 2009, in connection with the Company's internalization of the Manager, the Company and the Operating Partnership entered into a securities transfer agreement with SL Green OP, GKK Manager Member Corp. ("Manager Corp") and SL Green, pursuant to which (i) SL Green OP and Manager Corp agreed to transfer to the Operating Partnership, membership interests in the Manager and (ii) SL Green OP agreed to transfer to the Operating Partnership its Class B limited partner interests in the Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities.

Pro Forma

        The following table summarizes, on an unaudited pro forma basis, the Company's combined results of operations for the nine months ended September 30, 2008 and 2009 as though the acquisitions of American Financial and GKK Manager were completed on January 1, 2008. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company's results of operations for future periods. In addition, the following supplement pro forma operating data does not present the sale of assets through September 30, 2009. The Company accounted for the acquisition of assets utilizing the purchase method of accounting.

	2009	2008
Pro forma revenues	$476,417	$535,676
Pro forma net income (loss) available to common stockholders	$(427,926)	$61,628
Pro forma earnings per common share—basis	$(8.59)	$1.20
Pro forma earnings per common share—diluted	$(8.59)	$1.20
Pro forma common shares—basis	49,844	51,226
Pro forma common shares—diluted	49,844	51,428

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

5. Dispositions and Assets Held for Sale

        During the three and nine months ended September 30, 2009, the Company sold or disposed of 16 and 51 properties, for net sales proceeds of $68,368 and $112,960, respectively. During the three and nine months ended September 30, 2008, the Company sold 16 and 36 properties for net sales proceeds of $19,308 and $63,877, respectively. The sales transactions resulted in gains totaling $3,021 and $5,189 for the three and nine months ended September 30, 2009, respectively. The sales transactions resulted in no gains or losses for the three and nine months ended September 30, 2008.

        In January 2009, the Company sold to a third party its 49.75% TIC interest in 55 Corporate Drive, an office complex located in Bridgewater, New Jersey, at a gain of $215 for the nine months ended September 30, 2009. As part of the transaction, the purchaser assumed the outstanding mortgage debt on the property.

        The Company classified 63 and 104 properties as held for sale as of September 30, 2009 and December 31, 2008, respectively. The following table summarizes information for these properties:

	September 30, 2009	December 31, 2008
Assets held for sale:
Real estate investments, at cost:
Land	$14,266	$34,560
Buildings and improvements	78,778	140,685

Total real estate investments, at cost	93,044	175,245
Less accumulated depreciation	(1,590)	(4,629)

Real estate investments held for sale, net	91,454	170,616
Accrued interest and receivables	1,885	10,656
Loans and other lending investments, net	43,878	—
Acquired lease assets, net of accumulated amortization	3,635	—
Deferred costs	422	59
Other assets	5,622	11,449

Total assets held for sale:	$146,896	$192,780

Liabilities related to assets held for sale:
Mortgages payable	$51,766	$104,262
Accrued expenses	5,689	4,628
Deferred revenue	2,153	1,405
Below market lease liabilities, net of accumulated amortization	1,378	—
Other liabilities	15	248

Total liabilities related to assets held for sale	61,001	110,543

Net assets held for sale	$85,895	$82,237

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

5. Dispositions and Assets Held for Sale (Continued)

        The following operating results of the assets held for sale as of September 30, 2009 and 2008, and the assets sold, are included in discontinued operations for all periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating results:
Revenues	$6,936	$11,820	$19,716	$26,322
Operating expenses	(8,496)	(6,813)	(36,872)	(14,632)
Interest expense	(687)	(1,912)	(2,038)	(5,829)
Depreciation and amortization	(191)	(1,585)	(1,233)	(3,863)
Equity in net income from unconsolidated joint venture	—	(336)	(474)	(1,037)

Net income (loss) from operations	(2,438)	1,174	(20,901)	961
Net gains from disposals	3,021	—	11,506	—

Net income (loss) from discontinued operations	$583	$1,174	$(9,395)	$961

        Discontinued operations have not been segregated in the consolidated statements of cash flows.

6. Investments in Unconsolidated Joint Ventures

200 Franklin Square Drive, Somerset, New Jersey

        The Company owns a 25% interest in an equity owner and a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc, a wholly-owned subsidiary of Royal Phillips Electronics through December 2021. As of September 30, 2009 and December 31, 2008, the investment had a carrying value of $1,063 and $2,142, respectively. The Company recorded its pro rata share of net income of the joint venture of $27 and $86 for the three and nine months ended September 30, 2009, respectively, and $26 and $62 for the three and nine months ended September 30, 2008, respectively.

101 S. Marengo Avenue, Pasadena, California

        In November 2005, the Company closed on the purchase of a 50% interest in an office building in Pasadena, CA. The Company also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which was net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, ten-year fixed-rate first mortgage loan. The Company sold its 50% interest in April 2009 for a gain of $6,317. The Company recorded its pro rata share of net loss of the joint venture of $0 and $343 for the three and nine months ended September 30, 2009, respectively, and $336 and $1,037 for the three and nine months ended September 30, 2008, respectively, within discontinued operations.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

6. Investments in Unconsolidated Joint Ventures (Continued)

2 Herald Square, New York, New York

        In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of September 30, 2009 and December 31, 2008, the investment had a carrying value of $30,163 and $26,118, respectively. The Company recorded its pro rata share of net income of the joint venture of $1,237 and $3,750 for the three and nine months ended September 30, 2009, respectively, and $1,237 and $3,991 for the three and nine months ended September 30, 2008, respectively.

885 Third Avenue, New York, New York

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of September 30, 2009 and December 31, 2008, the investment had a carrying value of $43,558 and $37,070 respectively. The Company recorded its pro rata share of net income of the joint venture of $1,478 and $4,494 for the three and nine months ended September 30, 2009, respectively, and $1,475 and $4,815 for the three and nine months ended September 30, 2008, respectively.

Citizens Portfolio

        The Company, through its acquisition of American Financial on April 1, 2008, obtained an interest in a joint venture with UBS. The joint venture, as of September 30, 2009, owns and manages 54 bank branches totaling approximately 251,000 square feet. These branches are fully occupied, on a triple-net basis, by Citizens Bank, N.A. and Charter One Bank, N.A., two bank subsidiaries of Citizens Financial. The investment had a carrying value of $7,970 and $10,495 at September 30, 2009 and December 31, 2008, respectively. The Company recorded its pro rata share of net loss of the joint venture of $659 and $1,975 for the three and nine months ended September 30, 2009, respectively, and $674 and $1,402 for the three and nine months ended September 30, 2008, respectively.

Whiteface, Lake Placid, New York

        In April 2008, the Company acquired via a deed-in-lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York. As of September 30, 2009 and December 31, 2008, the investment had a carrying value of $24,049 and $22,161, respectively. The Company recorded its pro rata share of net income of the joint venture of $314 and $229 for the

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

6. Investments in Unconsolidated Joint Ventures (Continued)

three and nine months ended September 30, 2009, respectively, and net loss of $312 and $312 for the three and nine months ended September 30, 2008, respectively.

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

        During the three and nine months ended September 30, 2008, the Company repurchased, at a discount, CDO bonds with a par value of $21,000 and $72,300, respectively, of investment grade notes previously issued by the Company's CDOs. The Company recorded a net gain on the early extinguishment of debt of $11,681 and $33,378 for the three and nine months ended September 30, 2008, respectively, in connection with the repurchase of such notes.

        The Company retained all non-investment grade securities, the preferred shares and the common shares in the Issuers and Co-Issuers of each CDO. The Issuer in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid or otherwise resolved during the first five years of the CDO.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

7. Collateralized Debt Obligations (Continued)

Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid or otherwise resolved. The financial statements of the Issuer of each CDO are consolidated in the Company's financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under the Company's repurchase agreements and to fund additional investments. Loans and other investments owned by the CDO Issuers and Co-Issuers serve as collateral for the CDO bonds, and the income generated from these investments is used to fund interest obligations of the CDO bonds and the remaining income, if any, is retained by the Company. The CDO bonds contain minimum interest coverage and asset over collateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained by the Company in its CDOs and to receive the subordinate collateral management fee earned. If the Company fails these covenants in some or all of its CDOs, all cash flows from the applicable CDO, other than senior collateral management fees, would be diverted to repay principal and interest on the most senior outstanding CDO bonds and the Company may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. The Company was in compliance with all such covenants as of September 30, 2009 and December 31, 2008, however, the compliance margin was narrow and a relatively small decline in the Company's performance and credit metrics could cause it to fall out of compliance in the future.

8. Debt Obligations

Term Loan, Credit Facility and Repurchase Facility

        The facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility in 2004, and was subsequently increased to $500,000 effective April 2005. In July 2008, the original facility was terminated and a new facility was executed with Wachovia to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving credit facility equal to $100,000 with a credit spread of 242.5 basis points (which would have been increased to 267.5 basis points upon an extension of the maturity of the credit facility). The term of the credit facility was two years and the borrowers were able to extend the term for an additional twelve-month period if certain conditions were met. Advance rates for assets acquired pursuant to the credit facility varied from 50% to 80% of purchase price, depending on the type and structure of the asset. In April 2009, the Company entered into an amendment with Wachovia, pursuant to which the maturity date of the credit facility was extended to March 31, 2011 and the interest rate remained unchanged. The amendment also eliminated all financial covenants, eliminated Wachovia's right to impose future margin calls, reduced the recourse guarantee to be no more than $10,000, and eliminated cross default provisions with respect to the Company's other indebtedness. The Company made a $13,000 deposit and provided other credit support to backstop letters of credit Wachovia issued in connection with the Company's mortgage debt obligations of certain of the Company's subsidiaries. The Company also agreed to attempt to divest of certain loan investments in the future in order to further deleverage the credit facility and to forego additional borrowing under the facility. Borrowings under the Wachovia facility at September 30, 2009 and December 31, 2008 were

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

8. Debt Obligations (Continued)

secured by mezzanine loans with a carrying value of $55,055 and $202,823, respectively. The Company had no accrued interest and borrowings of $44,542 at a weighted average spread to LIBOR of 1.68% as of September 30, 2009, and no accrued interest and borrowings of $72,254 on the repurchase facility at a weighted average spread to LIBOR of 2.68% as of December 31, 2008.

        The Wachovia credit facility requires that borrowings under the facility be repaid as principal payments on the loans and investments pledged are received or as proceeds from the sale of those investments are received.

        Subsidiaries of the Company also have entered into a repurchase facility with Goldman Sachs Mortgage Company, or Goldman. In October 2006, this facility was increased from $200,000 to $400,000 and its maturity date extended until September 2009. In August 2008, the facility was amended to reduce the borrowing capacity to $200,000 and to provide for an extension of the maturity to December 2010 for a fee, provided that no event of default has occurred. The facility bore interest at spreads of 2.00% to 2.30% over one-month LIBOR and provides for advance rates that vary from 65% to 75% based upon the collateral provided under a borrowing base calculation. In April 2009, the Company entered into an amendment to the amended and restated master repurchase agreement and amended guaranty with Goldman, pursuant to which all financial covenants in the amended and restated repurchase agreement and the amended guaranty were eliminated and certain other provisions of the amended and restated repurchase agreement and the amended guaranty were amended or deleted, including, among other things, the elimination of the existing recourse liability and a relaxation of certain affirmative and negative covenants. Borrowings under the Goldman repurchase facility at September 30, 2009 and December 31, 2008 were secured by mezzanine loans with a carrying value of $29,467 and $64,960, respectively. The Company had no accrued interest and borrowings of $4,339 at a weighted average spread to LIBOR of 2.5% as of September 30, 2009, and no accrued interest and borrowings of $23,643 at a weighted average spread to LIBOR of 2.50% under this facility at December 31, 2008. On October 27, 2009, the Company repaid the borrowings in full and terminated the Goldman facility.

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

Unsecured Credit Facility

        In May 2006, the Company closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

8. Debt Obligations (Continued)

extension option. In June 2007, the facility was increased to $175,000. The facility was supported by a negative pledge of an identified asset base. In March 2009, the Company entered into an amendment and compromise agreement with KeyBank to settle and satisfy the loan obligations at a discount for a current cash payment of $45,000, and a future cash payment in a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities in the Company's CDOs. The remaining balance of $8,451 in potential cash distribution is recorded in other liabilities on the Company's balance sheet as of September 30, 2009. The Company recorded a net gain on extinguishment of debt of $107,229 as a result of to this agreement. The Company had accrued interest of $1,405 and borrowings of $172,301 as of December 31, 2008.

Mortgage Loans

        Certain real estate assets are subject to mortgage liens. As of September 30, 2009, 715 of the Company's real estate assets were encumbered with mortgage and mezzanine loans with a cumulative outstanding balance of $2,356,093. The Company's mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. The Company is in compliance with these ratios as of September 30, 2009. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company's ability to release properties from the financing may be restricted and the lender may be able to "trap" portfolio cash flow until the required ratios are met on an ongoing basis.

        Certain of the Company's mortgage notes payable related to assets held-for-sale contain provisions that require the Company to compensate the lender for the early repayment of the loan.

        On June 30, 2009, First States Investors 225, LLC, an indirect wholly-owned subsidiary of the Company ("First States 225") executed a first amendment of note, deed of trust and other loan documents (the "Amendment") with Wells Fargo Bank, N.A., as trustee under a pooling and servicing agreement. First States 225 is the borrower under a $51,766 mortgage loan secured by a Class A high rise office tower located in St. Louis, Missouri, designated as held for sale. The Amendment extends the original maturity of the mortgage from July 1, 2009 to January 1, 2010. In addition, the Amendment establishes a monthly principal reserve requirement of $90 and implements monthly financial and operational reporting requirements. The Company paid a 50 basis point extension fee totaling $263 as well as lender's legal fees to secure the extension.

Goldman Mortgage Loan

        On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement, or the Goldman Mortgage Loan, with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

8. Debt Obligations (Continued)

Mortgage Loan were negotiated between the Goldman Borrowers and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee, during the first six months payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement described below was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The Company had accrued interest of $239 and borrowings of $241,324 as of September 30, 2009 and accrued interest of $367 and borrowings of $242,568 as of December 31, 2008.

Secured Term Loan

        On April 1, 2008, First States Group 3300 B, L.P., an indirect wholly-owned subsidiary of the Company ("PB Loan Borrower"), entered into a loan agreement, or the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000 ("the PB Loan") in part to refinance a portion of a portfolio of American Financial's properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. The Company had accrued interest of $379 and borrowings of $238,103 as of September 30, 2009 and accrued interest of $657 and borrowings of $240,000 as of December 31, 2008.

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

Goldman Senior and Junior Mezzanine Loans

        On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

8. Debt Obligations (Continued)

Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between The Mezzanine Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans, pursuant to which an indirect wholly-owned subsidiary of the Company is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine loan and the Senior Mezzanine Loan) by the lenders. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR, the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. The Company had accrued interest of $1,475 and borrowings of $566,442 as of September 30, 2009 and accrued interest of $1,821 and borrowings of $580,462 as of December 31, 2008.

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

        In January 2009, the Operating Partnership entered into an exchange agreement with the holders of the securities, pursuant to which the Operating Partnership and the holders agreed to exchange all of the previously issued trust preferred securities for newly issued unsecured junior subordinated notes, or the Junior Notes, in the aggregate principal amount of $150,000. The Junior Notes will mature on June 30, 2035, or the Maturity Date, and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity Date. The Company, at its option, may redeem the Junior Notes in whole at any time, or in part from

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

8. Debt Obligations (Continued)

time to time, at a redemption price equal to 100% of the principal amount of the Junior Notes. The optional redemption of the Junior Notes in part must be made in at least $25,000 increments. The Junior Notes also contain additional covenants restricting, among other things, the Company's ability to declare or pay any dividends during the calendar year 2009, or make any payment or redeem any debt securities ranked pari passu or junior to the Junior Notes. In connection with the exchange agreement, the final payment on the trust preferred securities for the period October 30, 2008 through January 29, 2009 was revised to be at a reduced interest rate of 0.50% per annum. On October 15, 2009, a subsidiary of the Operating Partnership exchanged $97,500 of the Junior Notes for $97,533 face amount of bonds issued by the Company's CDOs that the Company had repurchased in the open market. Certain indenture covenants which restrict the Company from declaring or paying dividends and certain other corporate activities during the 2009 calandar year have been eliminated for the remaining $52,500 of the junior notes. See Note 20 to the Company's Consolidated Financial Statements.

        The following is a summary of mortgage notes payable, mezzanine loan and acquisition loan facilities as of September 30, 2009:

	Encumbered Properties	Balance		Interest Rate	Maturity Dates
Fixed-rate mortgages	475	$1,310,224	(1)	4.55% to 8.29%	January 2010 to September 2023
Variable-rate mortgages	240	479,427		1.91% to 6.25%	March 2010 to April 2013

Total mortgage notes payable	715	1,789,651
Above/below market interest		17,061
Mortgage notes payable related to assets held for sale	(1)	(51,766)

Balance, September 30, 2009	714	$1,754,946

(1)
Includes $88,447 of debt that is collateralized by $98,337 of pledged Treasury securities, net of discounts and premiums and $4,420 of debt that relates to the proportionate share of the 11% minority interest holder in 801 Market Street as of September 30, 2009.

        Combined aggregate principal maturities of the Company's consolidated CDOs, Goldman repurchase facility and Wachovia credit facility, term loan, junior subordinated notes, mortgage loans

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

8. Debt Obligations (Continued)

and mezzanine loans (including the Goldman Mortgage, Senior Mezzanine Loan and Junior Mezzanine loan) as of September 30, 2009 are as follows:

	CDOs	Term Loan, Credit Facility and Repurchase Facility	Junior Subordinated Notes	Mortgage and Mezzanine Loans	Interest Payments	Total
2009 (October 1–December 31)	$—	$4,339	$—	$7,412	$49,388	$61,139
2010	—	—	—	896,511	166,182	1,062,693
2011	—	44,542	—	25,220	164,119	233,881
2012	—	—	—	80,407	154,623	235,030
2013	—	—	—	621,190	134,794	755,984
Thereafter	2,608,230	—	150,000	725,354	622,863	4,106,447
Above/Below Market Interest	—	—	—	17,061	—	17,061

Total	$2,608,230	$48,881	$150,000	$2,373,155	$1,291,969	$6,472,235

9. Lease Agreements

        The Company's properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2027. These leases generally contain rent increases and renewal options. Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of September 30, 2009 are as follows:

Operating Leases
2009 (October 1–December 31)	$63,091
2010	243,014
2011	205,125
2012	189,196
2013	177,688
Thereafter	1,321,448

Total minimum lease payments	$2,199,562

10. Operating Partnership Agreement/The Manager

        At September 30, 2009 and December 31, 2008, the Company owned all of the Class A limited partner interests in the Operating Partnership. For the period January 1, 2009 through April 24, 2009 and at December 31, 2008, all of the Class B limited partner interests were owned by SL Green OP. For the period January 1, 2009 through April 24, 2009 and at December 31, 2008, all of the interests in the Manager were held by SL Green OP. On April 24, 2009, the Company completed the internalization of management through the direct acquisition of the Manager. The consideration paid to SL Green in the transaction was de minimis. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Company owns all of the Class B limited partner interests (which have been cancelled) and all of the interests in the Manager.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

11. Related Party Transactions

        On April 24, 2009, in connection with the internalization, the Company and the Operating Partnership entered into a securities transfer agreement with SL Green OP, GKK Manager Member Corp. and SL Green, pursuant to which (i) SL Green OP and Manager Corp. agreed to transfer to the Operating Partnership membership interests in the Manager and (ii) SL Green OP agreed to transfer to the Operating Partnership its Class B limited partner interests in the Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities. No distributions were due on the Class B limited partner interests for the period ended September 30, 2009 or otherwise in connection with the internalization.

        Concurrently with the execution of the securities transfer agreement, the Company also entered into a special rights agreement with SL Green OP and SL Green, pursuant to which SL Green and SL Green OP agreed to provide the Company certain management information systems services from April 24, 2009 through the date that is 90 days thereafter and the Company agreed to pay SL Green OP a monthly cash fee of $25 in connection therewith. The Company also agreed to use its best efforts to operate as a REIT during each taxable year and to cause the Company's tax counsel to provide legal opinions to SL Green relating to the Company's REIT status. Other than with respect to the transitional services provisions of the special rights agreement as set forth therein, the special rights agreement will terminate when SL Green OP ceases to own at least 7.5% of the shares of the Company's common stock.

        In connection with its initial public offering, the Company entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. The Company paid the Manager an annual management fee equal to 1.75% of the Company's gross stockholders equity (as defined in the management agreement) inclusive of the Company's trust preferred securities. In October 2008, the Company entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of the Company's gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to the Company. The Company incurred expense to the Manager under this agreement of an aggregate of $0 and $7,787 for the three and nine months ended September 30, 2009, and $5,978 and $15,934 for the three and nine months ended September 30, 2008, respectively.

        Prior to the internalization, to provide an incentive to enhance the value of the Company's common stock, the holders of the Class B limited partner interests of the Operating Partnership were entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of the Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of the Operating

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

11. Related Party Transactions (Continued)

Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such became probable and reasonably estimable in accordance with the partnership agreement. In October 2008, the Company entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provided that the starting January 1, 2009, the incentive distribution could have been paid, at the Company's option, in cash or shares of common stock. In December 2008, the Company entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to the Company, 1.9 million shares of the Company's common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests of the Operating Partnership may have had to the Operating Partnership, and the Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of the Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The Company incurred approximately $0 and $5,100 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2008, respectively. No incentive distribution was earned by the Class B limited partner interests for the three and nine months ended September 30, 2009.

        Prior to the internalization, the Company was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green OP and a separate outsource agreement between the Manager and SL Green OP. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by the Company of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The outsource agreement provided for an annual fee payable by the Company, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the three and nine months ended September 30, 2008, respectively, the Company realized expense of $697 and $1,721, to the Manager under the outsource agreement. For the three and nine months ended September 30, 2009, the Company incurred expense of $617 and $868, respectively, pursuant to the special servicing agreement. For the three and nine months ended September 30, 2008 the Company realized expense of $1,350 and $4,022 to the Manager under the asset servicing agreement. In October 2008, each of the asset servicing agreement and outsource agreement was terminated, effective as of September 30, 2008. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which the Company was obligated to reimburse the Manager for its costs incurred thereunder from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to the Company's CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

11. Related Party Transactions (Continued)

agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to the Company's CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate will be entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement was terminated effective June 23, 2009; however, the Company previously entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for the Company's CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors.

        On October 27, 2008, the Company entered into a services agreement with SL Green and SL Green OP which was subsequently terminated in connection with the internalization. Pursuant to the services agreement, SL Green agreed to provide consulting and other services to the Company. SL Green would make Marc Holliday, Andrew Mathias and David Schonbraun available in connection with the provision of the services until the earliest of (i) September 30, 2009, (ii) the termination of the management agreement or (iii) with respect to a particular executive, the termination of any such executive's employment with SL Green. In consideration for the consulting services, the Company paid a fee to SL Green of $200 per month, payable, at its option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of the Company's common stock trade, shares of its common stock. SL Green also provided the Company with certain other services described in the services agreement for a fee of $100 per month in cash and for a period terminating at the earlier of (i) three months after the date of the services agreement, subject to a one-time 30-day extension, or (ii) the termination of the management agreement. By a separate agreement and a separate fee, SL Green and SL Green OP agreed to perform special servicer activities for the Company through one of their rated special servicing affiliates for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter or (ii) a date on which a new special servicer agreement is entered into between the Manager and a rated third party servicer. The April 24, 2009 agreement was terminated effective June 23, 2009; however the Company previously entered into the new special servicing arrangements with SitusServe, L.P., which became the rated special servicer for the Company's CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors.

        In connection with the closing of the Company's first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

11. Related Party Transactions (Continued)

in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Board of Directors had allocated to the Manager the subordinate collateral management fee paid on the CDO notes not held by the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager had, commencing July 1, 2008, agreed to remit this amount to the Company. At September 30, 2009 and December 31, 2008, the Company owned all of the non-investment grade bonds, preferred equity and equity in the 2005 CDO. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to the Company. For the three and nine months ended September 30, 2008, the Company realized expense of $0 and $1,024, respectively, to the Manager under such collateral management agreement.

        Prior to the internalization, fees payable in connection with CDOs or other securitization vehicles, except for the 2005 CDO, were governed by the management agreement. Pursuant to the management agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated the Company or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager, commencing July 1, 2008, agreed to remit this amount to the Company. For the three and nine months ended September 30, 2008, the Company realized expense of approximately $0 and $1,142, respectively, to the Manager under this agreement. With respect to the CDO which closed in August,

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

11. Related Party Transactions (Continued)

2007, the Company realized expense to the Manager of $0 and $432 for the three and nine months ended September 30, 2008, respectively.

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

        Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for the Company's corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of the Company's leased premises and carries rents of approximately $103 per annum during the initial lease year and $123 per annum during the final lease year. For the three and nine months ended September 30, 2009 and 2008, the Company paid $30 and $315 and $118 and $247, under this lease, respectively.

        In July 2005, the Company closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of September 30, 2009 and December 31, 2008, the loan had a book value of $39,350 and $39,520, respectively.

        In March 2006, the Company closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when the Company originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

11. Related Party Transactions (Continued)

secured by office and industrial properties in northern New Jersey and had a book value of $78,630 and $90,595 as of September 30, 2009 and December 31, 2008, respectively.

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

        In December 2006, the Company acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan. As of September 30, 2009 and December 31, 2008, the loan had a book value of $0 and $118,702, respectively.

        In January 2007, the Company originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event the Company's loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from the Company and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of September 30, 2009 and December 31, 2008, the Company's interest in the whole loan had a carrying value of $63,236 and $66,607, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

        In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of September 30, 2009 and December 31, 2008, the investment had a carrying value of $30,163 and $26,118, respectively. The Company recorded its pro rata share of net income of $1,237 and $3,750 and $1,238 and $3,990 for the three and nine months ended September 30, 2009 and 2008, respectively.

        In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

11. Related Party Transactions (Continued)

SL Green. The TIC interests are pari passu. As of September 30, 2009 and December 31, 2008, the investment had a carrying value of $43,558 and $37,070, respectively. The Company recorded its pro rata share of net income of $1,477 and $4,493 and $1,476 and $4,815 for the three and nine months ended September 30, 2009 and 2008, respectively.

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

        In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter the Company participated 50% of its interest in the loan back to SL Green. As of September 30, 2009 and December 31, 2008, the loan has a book value of $12,881 and $11,925, respectively. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of September 30, 2009 and December 31, 2008 the loan had a book value of $12,881 and $28,026, respectively.

        In November 2007, the Company acquired from a syndicate comprised of financial institutions a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%. As of September 30, 2009 and December 31, 2008, the loan had a book value of $0 and $15,655, respectively.

        In December 2007, the Company acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter the Company participated 50% of its interest in the loan to an affiliate of SL Green. The investment, which is secured by an office building in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, the Company sold its remaining interest in the loan to an affiliate of SL Green for $16,120 pursuant to purchase rights established when the loan was acquired. The loan was originally funded under the Company's credit facility with Wachovia as amended in April 2009. Accordingly, terms of the sale were subject to approval by Wachovia. The sale includes contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan. As of September 30, 2009 and December 31, 2008, the loan had a book value of $0 and $24,599, respectively.

        In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter the Company participated 50% of the Company's

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

11. Related Party Transactions (Continued)

interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of September 30, 2009 and December 31, 2008, the loan had a book value of $28,198 and $46,488, respectively.

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

        In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 5.28%. As of September 30, 2009 and December 31, 2008, the loan had a book value of $9,921 and $9,324, respectively.

        In September 2008, the Company closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower's interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of September 30, 2009 and December 31, 2008, the loan had a book value of $29,467 and $30,367, respectively.

12. Deferred Costs

        Deferred costs at September 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Deferred Financing costs	$75,421	$77,102
Deferred Acquisition Costs	1,041	1,600
Deferred Leasing Costs	2,249	1,056

	78,711	79,758
Accumulated Amortization	(39,674)	(26,451)

	39,037	53,307
Less Held for Sale	(422)	(59)

	$38,615	$53,248

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

September 30, 2009

12. Deferred Costs (Continued)

        Deferred leasing costs include direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

13. Fair Value of Financial Instruments

        The Company discloses fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows based upon market yields or by using other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

  Cash and cash equivalents, accrued interest, and accounts receivable: these balances reasonably approximate their fair values due to the short maturities of these items.

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

  Junior subordinated debentures: These instruments bear interest at fixed rates. The fair value was estimated by using market yields based upon the exchange agreement entered into on October 15, 2009, as more fully described in Note 20.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

13. Fair Value of Financial Instruments (Continued)

        The following table presents the carrying value in the financial statements, and approximate fair value of other financial instruments at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Government securities	$98,337	$100,524	$101,576	$106,796
Lending investments	$1,495,581	$1,370,348	$2,213,473	$2,040,914
CMBS	$983,367	$643,674	$869,973	$299,985
Financial liabilities:
Mortgage note payable and senior and junior mezzanine loans	$2,373,154	$2,274,640	$2,413,467	$1,821,448
Unsecured credit facility	$—	$8,439	$172,301	$167,916
Term loan, credit facility and repurchase facility	$48,881	$48,397	$95,897	$94,321
Collateralized debt obligations	$2,608,230	$1,185,196	$2,608,065	$1,021,114
Junior subordinated debentures	$150,000	$38,029	$150,000	$134,300

        Disclosure about fair value of financial instruments is based on pertinent information available to the Company at September 30, 2009 and December 31, 2008. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Fair Value on a Recurring Basis

        Liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations. Derivatives were classified as Level III due to the significance of the credit valuation allowance which is based upon less observable inputs:

At September 30, 2009	Total	Level I	Level II	Level III
Financial Liabilities:
Derivative instruments	$139,421	$—	$—	$139,421

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

13. Fair Value of Financial Instruments (Continued)

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

At September 30, 2009	Total	Level I	Level II	Level III
Financial Assets:
Lending investments	$525,070	$—	$—	$525,070
Lending investments held for sale	$43,878	$—	$—	$43,878

        The total change in fair value of financial instruments for which a fair value adjustment has been included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 was $219,059 and $565,622, respectively.

        The valuations derived from pricing models used in the overall valuation process may include adjustments to the financial instruments. These adjustments may be made when, in management's judgment, either the size of the position in the financial instrument or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the pricing models. Additionally, an adjustment from the price derived from a model typically reflects management's judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.

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

14. Stockholders' Equity

        The Company's authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2009, 49,859,322 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

14. Stockholders' Equity (Continued)

Preferred Stock

        In April 2007, the Company issued 4,600,000 shares of its 8.125% Series A cumulative redeemable preferred stock (including the underwriters' over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares are entitled to annual dividends of $2.03125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, the Company may at its option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205. Beginning with the fourth quarter of 2008, the Company's board of directors, elected not to pay the quarterly Series A preferred stock dividend of $0.50781 per share. As of September 30, 2009 and December 31, 2008 the Company accrued preferred stock dividends of $9,317 and $2,325, respectively.

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

Equity Incentive Plan

        As part of the Company's initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors' fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At September 30, 2009, 1,158,123 shares of common stock were available for issuance under the Equity Incentive Plan.

        Options granted under the Equity Incentive Plan to recipients who are employees of Gramercy are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

14. Stockholders' Equity (Continued)

three to four annual installments commencing one year from the date of grant. In some instances, options may have been granted under the Equity Incentive Plan to persons who provide significant services to the Company or are employees of SL Green. Options granted to recipients that are not employees have the same terms as those issued to employees except as it relates to any performance-based provisions within the grant. To the extent there are performance provisions associated with a grant to a recipient who is not an employee, an estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date. If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

        A summary of the status of the Company's stock options as of September 30, 2009 and December 31, 2008 are presented below:

	September 30, 2009		December 31, 2008
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	$1,691,336	$17.61	$1,428,169	$22.82
Modification	—	—	110,716	—
Granted	30,000	1.25	385,000	5.30
Exercised	—	—	(85,547)	14.83
Lapsed or cancelled	(171,264)	(21.56)	(147,002)	25.52

Balance at end of period	$1,550,072	$16.81	$1,691,336	$17.61

        For the nine months ended September 30, 2009, all options were granted at a price of $1.25. The remaining weighted average contractual life of the options was 6.9 years. Compensation expense of $29 and $91 and $245 and $771 was recorded for the three and nine months ended September 30, 2009 and 2008, respectively, related to the issuance of stock options.

        Through September 30, 2009, 1,135,004 restricted shares had been issued under the Equity Incentive Plan, of which 50% have vested. The vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $107 and $258 and $672 and $2,202 was recorded for the three and nine months ended September 30, 2009 and 2008, respectively, related to the issuance of restricted shares.

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

September 30, 2009

14. Stockholders' Equity (Continued)

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

Outperformance Plan

        In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, were to share in a "performance pool" if the Company's total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. Compensation expense of $308 and $926 was recorded for the three and nine months ended September 30, 2008, respectively, related to the 2005 Outperformance Plan. Based on the Company's total return to stockholders as of the May 31, 2008 measurement period conclusion date, the Company did not meet the minimum 30% return threshold and accordingly, the plan participants automatically forfeited the LTIP Units and the 2005 Outperformance Plan expired as of that date.

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

        As of September 30, 2009, there were approximately 247,961 phantom stock units outstanding, of which 235,961 units are vested.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

14. Stockholders' Equity (Continued)

Earnings per Share

        Earnings per share for the three and nine months ended September 30, 2009 and 2008 is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator—Income (loss)
Basic Earnings:
Net income (loss) available to common stockholders	$(203,116)	$7,323	$(428,549)	$40,518
Effect of dilutive securities	—	—	—	—
Diluted Earnings:
Net income (loss) available to common stockholders	$(203,116)	$7,323	$(428,549)	$40,518

Denominator—Weighted average shares
Basic
Shares available to common shareholders	49,857	51,307	49,844	45,736
Effect of dilutive securities
Stock based compensation plans	—	—	—	29
Phantom stock units	—	49	—	49

Diluted shares	49,857	51,356	49,844	45,814

        Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, if the effect is not dilutive. For the three and nine months ended September 30, 2009, 161 and 150 share options and 248 and 248 phantom share units, both computed under the treasury share method, respectively, were excluded from the diluted loss per share computation as their effect would have been antidilutive for both periods.

        Accumulated other comprehensive income (loss) for the nine months ended September 30, 2009 and 2008 was comprised of the following:

	September 30,
	2009	2008
Net unrealized gains on held to maturity securities	$1,522	$5,860
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	(143,782)	(88,851)

Total accumulated and other comprehensive loss	$(142,260)	$(82,991)

        Total comprehensive income (loss) totaled $(403,062) and $30,193 for the nine months ended September 30, 2009 and 2008, respectively

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

15. Benefit Plans

        In June 2009, the Company implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of the Company, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable. The 401(K) Plan provides for discretionary matching contributions by the Company. Prior to the implementation of the 401(K) Plan, as an affiliate of SL Green, the Company's employees were eligible to participate in a 401(K) Savings/Retirement Plan implemented by SL Green. Except for the 401(k) Plan, at September 30, 2009, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan or other benefit plans.

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

        As of September 30, 2009, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2101. These lease obligations generally contain rent increases and renewal options.

        Future minimum lease payments under non-cancelable operating leases as of September 30, 2009 are as follows:

Operating Leases
2009 (October 1–December 31)	$4,768
2010	19,197
2011	19,027
2012	18,583
2013	18,457
Thereafter	152,370

Total minimum lease payments	$232,402

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

16. Commitments and Contingencies (Continued)

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

17. Financial Instruments: Derivatives and Hedging

        The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

        The following table summarizes the notional and fair value of the Company's derivative financial instruments at September 30, 2009. The notional value is an indication of the extent of the Company's

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

17. Financial Instruments: Derivatives and Hedging (Continued)

involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	1 month LIBOR	$3,465	4.280%	07/2005	12/2009	$(23)
Interest Rate Swap	3 month LIBOR	3,465	5.178%	04/2006	03/2010	(68)
Interest Rate Swap	3 month LIBOR	12,000	9.850%	08/2006	08/2011	(852)
Interest Rate Swap	1 month LIBOR	42,718	4.990%	01/2007	01/2017	(5,760)
Interest Rate Swap	3 month LIBOR	347,908	5.408%	08/2007	05/2017	(34,514)
Interest Rate Swap	3 month LIBOR	699,441	5.331%	08/2007	01/2018	(89,695)
Interest Rate Swap	3 month LIBOR	14,650	4.425%	11/2007	07/2015	(1,121)
Interest Rate Swap	3 month LIBOR	12,000	3.063%	01/2008	07/2010	(245)
Interest Rate Swap	3 month LIBOR	2,000	3.073%	01/2008	07/2010	(39)
Interest Rate Swap	3 month LIBOR	24,143	5.114%	02/2008	01/2017	(2,721)
Interest Rate Swap	3 month LIBOR	16,412	5.203%	02/2008	05/2017	(1,949)
Interest Rate Swap	3 month LIBOR	4,700	3.170%	04/2008	04/2012	(178)
Interest Rate Swap	1 month LIBOR	9,375	4.260%	08/2008	01/2015	(659)
Interest Rate Swap	3 month LIBOR	10,000	3.920%	10/2008	10/2013	(580)
Interest Rate Swap	3 month LIBOR	17,500	3.920%	10/2008	10/2013	(1,015)
Interest Rate Cap	1 month LIBOR	250,000	5.250%	04/2008	03/2010	—
Interest Rate Cap	1 month LIBOR	600,000	5.250%	08/2008	03/2010	—

Total		$2,069,777				$(139,419)

        At September 30, 2009, derivative instruments were reported at their fair value as a net liability of $139,419. The changes in fair value of derivatives for the nine months ended September 30, 2009 are represented as deferred losses in Accumulated Other Comprehensive Income (loss) of $17,852. For the three and nine months ended September 30, 2009, the Company recognized a decrease to interest expense of $259 and $240, respectively, attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income (loss) will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

18. Income Taxes

        The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income, if any, to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

18. Income Taxes (Continued)

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

        For the three and nine months ended September 30, 2009, the Company recorded $88 and $2,489 of income tax expense, respectively. For the three and nine months ended September 30, 2008 the Company recorded $36 and $47 of income tax expense, respectively. Included in tax expense for the nine months ended September 30, 2009 is $2,100 of state income taxes on the gain of extinguishment of debt of $107,229. Under federal tax law, the Company is allowed to defer this gain until 2014, however not all states follow this federal rule.

19. Segment Reporting

        Prior to the acquisition of American Financial, the Company was a REIT focused primarily on originating and acquiring loans and securities related to real estate, and under the provisions of ASC 280-10 (SFAS 131) operated in only one segment. As a result of the acquisition of American Financial, the Company has determined that it has two reportable operating segments: Finance and Real Estate. The reportable segments were determined based on the management approach, which looks to the Company's internal organizational structure. These two lines of business require different support infrastructures.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

19. Segment Reporting (Continued)

        The Company evaluates performance based on the following financial measures for each segment:

	Finance	Real Estate	Corporate/ Other(1)	Total Company
Three months ended September 30, 2009
Total revenues(2)	$44,811	$108,819	$—	$153,630
Earnings (loss) from unconsolidated joint ventures	3,056	(659)	—	2,397
Total operating and interest expense(3)	(244,507)	(104,345)	(8,478)	(357,330)

Net income (loss) from continuing operations	$(196,640)	$3,815	$(8,478)	$(201,303)

	Finance	Real Estate	Corporate/ Other(1)	Total Company
Nine months ended September 30, 2009
Total revenues(2)	$146,648	$329,769	$—	$476,417
Earnings (loss) from unconsolidated joint ventures	8,559	(1,975)	—	6,584
Total operating and interest expense(3)	(551,527)	(314,977)	(29,589)	(896,093)

Net income (loss) from continuing operations	$(396,320)	$12,817	$(29,589)	$(413,092)

Total Assets	$3,680,489	$4,014,921	$(709,977)	$6,985,433

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

(3)
Total operating and interest expense includes provision for loan losses for the Finance business and operating costs on commercial property assets for the Real Estate business, and interest expense and gain (loss) on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $27,393 and $84,825 for the three and nine months ended September 30, 2009, respectively, is included in the amounts presented above.

20. Subsequent Events

        On October 15, 2009, the Operating Partnership entered into an exchange agreement with certain affiliates of Taberna Capital Management, LLC (collectively, "Taberna"), pursuant to which a subsidiary of the Operating Partnership and Taberna agreed to exchange $97,500 of the Junior Notes for $97,533 face amount of bonds previously issued by the Company's CDOs that the Company had repurchased in the open market. The transaction will be accounted for as an exchange of debt whereby no gain or loss will be recorded as of the date of the exchange; however, the effective interest rate will prospectively

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements (Continued)

(Unaudited, amounts in thousands, except share and per share data)

September 30, 2009

20. Subsequent Events (Continued)

reflect the lower cash flows that will be paid by the Company over the remaining life of the CDO bonds re-issued in the exchange. As a condition precedent to the exchange agreement, certain indenture covenants which restrict the Company from declaring or paying dividends or distributions and taking certain other corporate actions during the 2009 calendar year, have been eliminated from the remaining $52,500 of the Junior Notes outstanding.

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

        We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Prior to the internalization of our management in April 2009, we were externally managed and advised by GKK Manager LLC, or the Manager, a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green. On April 24, 2009, we completed the internalization of our management through the direct acquisition of the Manager. As a result of the internalization, beginning in May 2009, management and incentive fees payable by us to the Manager ceased, and we added 77 former employees of the Manager to our own staff. We expensed approximately $5.0 million for costs incurred through September 30, 2009 in connection with our acquisition of the Manager.

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

        Since our inception, we have completed debt investment transactions in a variety of markets and secured by a variety of property types. Until the second half of 2007, the market for commercial real estate debt exhibited high relative returns and significant inflows of capital. However, due to continuing illiquidity in the credit markets and an overall slowing in macroeconomic conditions, the default levels for commercial real estate have risen. Beginning in the second quarter of 2007, the sub-prime residential lending and single family housing markets in the U.S. began to experience significant default rates, declining real estate values and increasing backlog of housing supply, and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. Concerns in the residential sector of the capital markets quickly spread more broadly into the asset-backed, commercial real estate, corporate and other credit and equity markets. The factors described above have resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, including us, continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

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

        We believe the current environment of rapidly changing and evolving markets will provide increasing challenges to both our industry and our company. We continue to believe the commercial lending business can provide attractive risk-adjusted returns, however, it is being adversely affected by volatility in the credit and capital markets and due to these uncertainties, we are experiencing the following: (i) sharply lower loan originations and acquisitions, (ii) reduced access to capital, and increased cost of financing, (iii) reduced cash available for distribution to stockholders, particularly as our debt portfolio is reduced by scheduled maturities and prepayments and (iv) increased instances of defaults by borrowers and tenants.

        During 2008 and to date in 2009, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt investments have reached all-time highs, issuance levels of CMBS have ground to a halt, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. We believe that the continuing dislocation in the debt capital markets, coupled with a recession in the U.S., has reduced property valuations and has adversely impacted commercial real estate fundamentals. These developments can impact and have impacted the performance of our existing portfolio of financial and real property assets. Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing, rental payments on the majority of our owned properties and interest rate derivatives. We expect the general unavailability of credit to continue at least through 2009 and perhaps beyond. It is difficult to predict when conditions in our business will improve. We expect that the adverse circumstances and trends in our business and securities will begin to improve only as the credit markets and overall economy improve. Continued disruption in the global credit markets or further deterioration in those markets may have a material adverse effect on our ability to repay or refinance our borrowings and our ability to grow and operate our business.

        We have responded to these difficult conditions by sharply decreasing investment activity when we observed deteriorating market conditions, increasing our liquidity, extending debt maturities and restructuring certain of our debt facilities. In addition, beginning with the third quarter of 2008, our board of directors elected to not pay the dividend on common stock, which for the second quarter of 2008 was $0.63 per share. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The preferred stock dividend for the fourth quarter of 2008 and the first three quarters of 2009 has been accrued for as of September 30, 2009. Our board of directors will revisit our dividend policy in 2010. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements.

        In response to these market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers and programs by the Federal Reserve to provide liquidity to the commercial paper markets. On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA was enacted into law. The EESA authorized the U.S. Secretary of Treasury to create a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008. The ESSA also provides for a program that would allow companies to insure their troubled assets. The U.S. Treasury has announced the establishment of the following programs under TARP: the Capital Purchase Program, the Targeted Investment Program, the Systemically Failing Institutions Program, the Asset Guarantee Program, the Auto Industry Financing Program and the Homeowner Affordability and Stability Plan, which is partially financed by TARP. In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. ARRA also imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients.

        On November 25, 2008, the U.S. Treasury and the Federal Reserve jointly announced the establishment of the Troubled Asset Loan Facility ("TALF"). Under the TALF, upon satisfaction of certain terms and conditions, the Federal Reserve Bank of New York ("FRBNY") makes non-recourse loans to borrowers collateralized by certain eligible collateral, which initially included certain highly rated asset-backed securities, but not non-agency mortgage backed securities or CMBS. On March 23, 2009 the U.S. Treasury and the Federal Reserve announced preliminary plans to expand the TALF to include certain highly rated non-agency residential mortgage-backed securities, as well as highly rated commercial mortgage-backed securities. As of July 2009, the Federal Reserve has expanded TALF to include CMBS created on or after January 1, 2009 and certain high-quality CMBS issued before January 1, 2009. However, on August 17, 2009, the Federal Reserve Board and the U.S. Treasury announced that, unless economic developments cause them to reconsider, TALF will not be expanded to non-agency residential mortgage-backed securities.

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

        The aggregate carrying values, allocated by product type and weighted average coupons of our loans, and other lending investments and CMBS investments as of September 30, 2009 and December 31, 2008, including loans held for sale, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate: Average Yield(2)		Floating Rate: Average Spread over LIBOR(3)
	2009	2008	2009	2008	2009	2008	2009	2008
	(in 000's)
Whole loans, floating rate	$904,774	$1,222,991	60.5%	55.3%	—	—	403 bps	418 bps
Whole loans, fixed rate	122,839	189,946	8.2%	8.6%	6.89%	7.17%	—	—
Subordinate interests in whole loans, floating rate	77,761	80,608	5.2%	3.6%	—	—	259 bps	564 bps
Subordinate interests in whole loans, fixed rate	44,900	63,179	3.0%	2.9%	8.85%	9.22%	—	—
Mezzanine loans, floating rate	218,825	396,190	14.6%	17.9%	—	—	597 bps	654 bps
Mezzanine loans, fixed rate	86,037	248,558	5.8%	11.2%	7.99%	10.21%	—	—
Preferred equity, floating rate	28,198	—	1.9%	0.0%	—	—	1,064 bps	—
Preferred equity, fixed rate	12,247	12,001	0.8%	0.5%	7.20%	10.22%	—	—

Subtotal/Weighted average	1,495,581	2,213,473	100.0%	100.0%	7.59%	8.96%	444 bps	480 bps

CMBS, floating rate	71,078	70,893	7.2%	8.1%	—	—	315 bps	945 bps
CMBS, fixed rate	912,289	799,080	92.8%	91.9%	7.75%	6.26%	—	—

Subtotal/Weighted average	983,367	869,973	100.0%	100.0%	7.75%	6.26%	315 bps	945 bps

Total	$2,478,948	$3,083,446	100.0%	100.0%	7.71%	7.32%	437 bps	498 bps

(1)
Loans and other lending investments and CMBS investments are presented after scheduled amortization payments and prepayments, and are net of unamortized fees, discounts, unfunded commitments, reserves for possible loan losses, and other adjustments.

(2)
Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans—floating rate of approximately $73,366 with an effective spread of 638 basis points and non-performing loans classified as mezzanine loans—floating rate of approximately $12,881 with an effective spread of 858 basis points.

(3)
Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

        All of our term CDO liabilities are in their reinvestment periods which means when the underlying assets repay we are able to reinvest the proceeds (assuming we are in compliance in our CDOs with certain financial covenants) in new assets without having to repay the liabilities. Because credit spreads are currently much wider than when we issued these liabilities, we currently expect to earn a higher return on equity on capital redeployed in this market. Approximately $254.6 million, or 17.0%, of our loans have maturity dates in the remainder of 2009. However, many of these loans contain extension options of at least six months (many subject to performance criteria) and we expect that substantially all loans that qualify will be extended, so it is difficult to estimate how much capital from initial maturities or early pre-payments may be recycled into higher earning investments.

        As of September 30, 2009, Gramercy Finance also held interests in two credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

        As of September 30, 2009, Gramercy Realty owned a portfolio comprised of 638 bank branches, 327 office buildings and six land parcels, of which 54 bank branches and one office building were partially-owned through joint ventures. Our wholly-owned properties aggregated approximately 26.0 million rentable square feet and our partially-owned properties aggregated approximately 0.6 million rentable square feet, including 0.3 million rentable square feet in an unconsolidated joint venture. As of September 30, 2009, the occupancy of our wholly-owned properties was 85.9% and the occupancy for our partially-owned properties was 99.8%. Our two largest tenants are Bank of America and Wachovia Bank, and, for the nine months ended September 30, 2009, they represented approximately 41.6% and 15.5%, respectively, of the rental income of our portfolio and occupied approximately 44.2% and 17.2%, respectively, of our total rentable square feet.

        Summarized in the table below are our key property portfolio statistics as of September 30, 2009 and December 31, 2008:

	Number of Properties		Rentable Square Feet		Occupancy
Portfolio	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Core	643	644	20,132,213	20,018,305	92.7%	95.7%
Value—Add	212	205	4,789,824	4,561,161	65.6%	66.6%

Subtotal	855	849	24,922,037	24,579,466	87.5%	90.3%
Held for Sale	62	84	1,470,420	1,832,235	63.4%	59.9%

Total(1)	917	933	26,392,457	26,411,701	86.1%	88.2%

(1)
Excludes investments in unconsolidated joint ventures.

        Due to the nature of the business of our tenant base, which places a high premium on serving its customers from a well established distribution network, we typically enter into long-term leases with our financial institution tenants. As of September 30, 2009, the weighted average remaining term of our leases was 9.5 years and approximately 79.1% of our base revenue was derived from long-term leases with financial institution tenants. With in-house capabilities in acquisitions, asset management, property management and leasing, we are focused on maximizing the value of our portfolio through strategic sales and through effective and efficient property management and leasing operations.

        We rely on the credit and equity markets to finance and grow our business. Beginning the second half of 2007 severe credit and liquidity issues in the sub-prime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, and the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced reduced liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital and credit markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including us, have reduced new investment activity until the capital and credit markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing vacant space, extending debt maturities and reducing capital expenses.

        Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consists of (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short term liquidity requirements. Due to continued market turbulence, we do not anticipate having the ability in the near term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

        The majority of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of our CDOs, all cash flows from the applicable CDO, other than senior collateral management fees, would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive any payments in respect of some or all CDO bonds we own, our equity in the CDOs and the subordinate management fee until that CDO regained compliance with such tests. While we were in compliance with all such covenants as of September 30, 2009, our compliance margin was narrow and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future. In the event of non-compliance, cash flows from the CDOs to us as a bondholder and holder of the preferred shares may be reduced or eliminated. The chart below is a summary of our CDO compliance tests as of the most recent distribution date (October 25, 2009 for CDOs 2005-1 and 2006-1 and August 15, 2009 for CDO 2007-1):

Cash Flow Triggers	CDO 2005-1	CDO 2006-1	CDO 2007-1
Overcollateralization(1)
Current	118.29%	107.82%	102.12%
Limit	117.85%	105.15%	102.05%
Pass/Fail	Pass	Pass	Pass
Interest Coverage(2)
Current	699.70%	725.64%	N/A
Limit	132.85%	105.15%	N/A
Pass/Fail	Pass	Pass	N/A

(1)
The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by us. To the extent an asset is considered a defaulted security, the asset's principal balance is multiplied by the asset's recovery rate which is determined by the rating agencies.

(2)
The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

        We expect that the overcollateralization test for the 2007 CDO will fail at the November 2009 distribution date. However, as we do not currently receive cash flows from the preferred shares of the CDO 2007-1, there will be no significant incremental loss of cash flow to us.

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

Critical Accounting Policies

        Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, known as GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments, which could significantly affect our reported assets, liabilities and contingencies, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time and made based upon information available to us at that time. We evaluate these decisions and assessments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. We have identified our most critical accounting policies to be the following:

Variable Interest Entities

        Our ownership of the subordinated classes of CMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans. An investor that holds a variable interest in a qualifying special-purpose entity, or QSPE, does not consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. GAAP provides the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity's QSPE status can be affected in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we evaluate for consolidation of the special-purpose entities that would be determined to be VIEs. We have analyzed the pooling and servicing agreements governing each of our controlling class CMBS investments and we believe that the terms of those agreements conform to industry standards and are consistent with the QSPE criteria.

        In June 2009, the FASB issued new guidance that eliminates the qualifying special purpose entity concept including the exemption under which we exclude certain CMBS investments from consolidation. Accordingly, in January 2010, we anticipate we will be required to consolidate these CMBS investments. We are currently evaluating the impact of the new standards.

        At September 30, 2009, we owned securities of three controlling class CMBS trusts with a carrying value of $39,481. The total par amount of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. At September 30, 2009, our maximum exposure to loss as a result of our investment in these QSPEs totaled $39,481, which equals the book value of these investments as of September 30, 2009.

        The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs. Our management has evaluated these entities and has concluded that none of these such entities are VIEs that would require evaluation for consolidation.

Real Estate and CTL Investments

        We record acquired real estate and CTL investments at cost. Costs directly related to the acquisition of such investments are capitalized. Certain improvements are capitalized when they are determined to increase the useful life of the building. Depreciation is computed using the straight-line method over the shorter of the estimated useful life of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repair expenditures are expensed as incurred. Results of operations of properties acquired are included in the consolidated statements of operations from the date of acquisition.

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

        We also review the recoverability of the property's carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded in the consolidated statement of operations in the period the determination is made to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used, and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose for assets held for sale.

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

Investments in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and we are not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. None of the joint venture debt is recourse to us. As of September 30, 2009 and December 31, 2008 we had investments of $106,803 and $93,919 in unconsolidated joint ventures, respectively.

Assets Held for Sale

Loans and Other Lending Investments Held for Sale

        Loans held for investment are intended to be held to maturity and, accordingly, unless deemed to be impaired, such loans are carried at cost, net of unamortized loan origination fees, discounts, repayments, unfunded commitments, and other adjustments. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of September 30, 2009 and December 31, 2008, we had loans and other lending investments held for sale of $43,878 and $0, respectively. For the three and nine months ended September 30, 2009, we recorded an impairment charge of $12,191 and $138,570, respectively, related to the mark-to-market of the loans designated as held for sale.

Real Estate and CTL Investments Held for Sale

        Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as Discontinued Operations. As of September 30, 2009 and December 31, 2008, we had real estate investments held for sale of $103,018 and $192,780, respectively.

Commercial Mortgage-Backed Securities

        We designate our CMBS investments on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of operations using the level yield method. CMBS securities that we do not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholder's equity.

Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected, discounted at the investment's current yield, and is charged against earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the consolidated balance sheet. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In November 2007, subsequent to financing our CMBS investments in our CDOs, we redesignated all of our available-for-sale CMBS investments with a book value of approximately $43,600 to held to maturity. As of September 30, 2009 and December 31, 2008, the unrealized loss on the redesignated CMBS investments included in other comprehensive income was $4,363 and $4,986, respectively.

        On a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less then the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting charge against earnings and a new cost basis is established. We calculate a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income. In January 2009, the FASB clarified the guidance for impairment by removing the requirement to place exclusive reliance on market participants' assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. During the three months ended September 30, 2009, we recognized an other-than-temporary impairment of $1,360 due to an adverse change in expected cash flows related to credit losses for one CMBS investment which is recorded in impairment on loans held for sale and CMBS in our Consolidated Statement of Operations.

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

Pledged Government Securities

        We maintain a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in our real estate portfolio. We do not intend to sell the securities and believe it is more likely than not that it will realize the full amortized cost basis of the securities over their remaining life. These securities had a carrying value of $98,337, a fair value of $100,524 and unrealized gains of $2,187 at September 30, 2009, and have maturities that extend through November 2013.

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

        Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of September 30, 2009 and December 31, 2008 were $5,720 and $6,361, respectively. We continually review receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of operations.

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

        The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from one to 20 years. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value is charged to expense.

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

        We recognize sales of real estate properties only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sale price is reasonable assured and we are not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate.

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

        We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At September 30, 2009, we had four first mortgage loans with an aggregate carrying value of $73,366, four mezzanine loans with a carrying value of

$12,881, one second lien of loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. At December 31, 2008, we had three first mortgage loans with an aggregate carrying value of $164,809, one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

        We classify loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans, and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which we consider to be 90 days from the measurement date. At September 30, 2009, four first mortgage loans with an aggregate carrying value of $160,633, one subordinate interest in a whole loan with a carrying value of $36,770, and two mezzanine loans with a carrying value of $22,115 were classified as sub-performing. At December 31, 2008, five first mortgage loans with a carrying value of $216,597 were classified as sub-performing loans.

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

        If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for possible loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb possible losses. Realized losses are recognized as a direct write-down of the loan investment with a corresponding charge-off to the allowance. As of September 30, 2009, we incurred charge offs totaling $112,647 relating to realized losses on 12 loans. We maintained a reserve for possible loan losses of $402,037 against 17 separate investments with a carrying value of $525,070 as of September 30, 2009 and a reserve for possible loan loses of $88,992 against 13 separate investments with a carrying value of $424,177 as of December 31, 2008.

Rent Expense

        Rent expense is recognized on a straight-line basis regardless of when payments are due. Accrued expenses and other liabilities in the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in marketing, general and administrative expense.

Stock Based Compensation Plans

        We have a stock-based compensation plan, described more fully in Note 14. We account for this plan using the fair value recognition provisions.

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

        Prior to amending and restating the management agreement in October 2008, which was subsequently terminated in April 2009 employees of the Manager who provided services to us pursuant to the then-existing management agreement were characterized as co-leased employees. Stock option awards granted to such persons under our 2004 Equity Incentive Plan were valued at the time of grant using the Black-Scholes option pricing model, which value was amortized over the option vesting period. The amended management agreement that we executed in October 2008 resulted in the re-characterization of such employees of the Manager, and they were no longer classified as our co-leased employees. Consequently, we determined fair value of the stock options granted to such persons using a mark-to-market model until April 2009 when we completed the internalization of management through the direct acquisition of the Manager. Stock option awards were re-valued at the date of the internalization and such value will be amortized over the remaining vesting period of the award for employees that remained with the Manager.

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

	2009	2008
Dividend yield	14.0%	8.8%
Expected life of option	5.0 years	5.8 years
Risk-free interest rate	1.72%	3.21%
Expected stock price volatility	90.0%	35.0%

Incentive Distribution (Class B Limited Partner Interest)

        Prior to the internalization, the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts became probable and reasonably estimable in accordance with the partnership agreement. These cash distributions reduced the amount of cash available for distribution to our common unit holders in our Operating Partnership and to our common stockholders. In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period

July 1, 2008 through December 31, 2008 and provide that starting January 1, 2009, the incentive distribution could be paid, at our option, in cash or shares of common stock. In December 2008, we entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred 1.9 million shares of our common stock to us, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. In April 2009, we completed the internalization of our management through the direct acquisition of the Manager. Accordingly, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and we now own all of the Class B limited partner interests (which have been cancelled) and all of the interests in the Manager. No incentive distribution was earned for the three and nine months ended September 30, 2009, respectively. We incurred approximately $0 and $5,100 with respect to incentive distributions on such Class B limited partner interests for the three and nine months ended September 30, 2008, respectively.

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

        In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, we use derivatives primarily to hedge cash flow variability caused by interest rate fluctuations of our liabilities. Each of our CDOs maintain a minimum amount of allowable unhedged interest rate risk. The 2005 CDO permit 20% of the net outstanding principal balance and the 2006 CDO and the 2007 CDO permit 5% of the net outstanding principal balance to be unhedged.

        We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

        All hedges held by us are deemed effective based upon the hedging objectives established by our corporate policy governing interest rate risk management. The effect of our derivative instruments on our financial statements is discussed more fully in Note 17 to our Consolidated Financial Statements.

Income Taxes

        We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income, if any, to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for U.S. federal income tax purposes. We may, however, be subject to certain state and local taxes.

        For the three and nine months ended September 30, 2009, we recorded $88 and $2,489 of income tax expense, respectively. For the three and nine months ended September 30, 2008, we recorded $36 and $47 of income tax expense, respectively. Included in tax expense for the nine months ended September 30, 2009 is $2,100 of state income taxes on the gain of extinguishment of debt of $107,229. Under federal tax law, we are allowed to defer this gain until 2014, however, not all states follow this federal rule.

Results of Operations

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

Revenues

	2009	2008	$ Change
Rental revenue	$79,831	$75,437	$4,394
Investment income	42,222	60,552	(18,330)
Operating expense reimbursement	30,315	31,760	(1,445)
Gain on sales and other income	1,262	5,432	(4,170)

Total revenues	$153,630	$173,181	$(19,551)

Equity in net income of joint ventures	$2,397	$1,752	$645

Gain on extinguishment of debt	$—	$11,681	$(11,681)

        Rental revenue for the three months ended September 30, 2009 is primarily comprised of revenue earned on our portfolio of 855 properties owned in our Gramercy Realty division. The increase in rental revenue of $4,394 is primarily due to new third party tenants that previously were sub-tenants of Bank of America, received as part of a space reduction required by their lease and is due to higher non-cash market lease amortization reflecting the impact of purchase price allocation adjustments finalized in the first quarter of 2009.

        Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended September 30,

2009, $22,505 was earned on fixed rate investments while the remaining $19,717 was earned on floating rate investments. The decrease of $18,330 over the prior period is primarily due to an increase in non-performing loans, the suspension of interest income accruals on certain payment-in-kind loans, a decrease in a size of our portfolio of loans and other leading instruments by approximately $717,892, and a decline in LIBOR interest rates in 2009 compared to 2008.

        Operating expense reimbursement of $30,315 for the three months ended September 30, 2009 decreased by $1,445 compared to the three months ended September 30, 2008, primarily due to lower operating expenses.

        Gains on sales and other income of $1,262 for the three months ended September 30, 2009 is primarily composed of interest on restricted cash balances in our three CDOs and other cash balances held by us.

        The income on investments in unconsolidated joint ventures of $2,397 for the three months ended September 30, 2009 represents our proportionate share of the income generated by our joint venture interests including $1,082 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $3,479. The income on investments in unconsolidated joint ventures of $1,752 for the three months ended September 30, 2008 represents our proportionate share of income generated by our joint venture interests including $104 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $1,856. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

        During the three months ended September 30, 2008, we repurchased at a discount investment grade notes issued by our three CDOs, generating net gains on early extinguishment of debt of $11,681. There were no repurchases during the three months ended September 30, 2009.

Expenses

	2009	2008	$ Change
Property operating expenses	$46,379	$47,679	$(1,300)
Interest expense	55,933	76,592	(20,659)
Depreciation and amortization	27,393	20,752	6,641
Marketing, general and administrative	8,478	6,201	2,277
Management fees	—	8,025	(8,025)
Impairment on loans held for sale	13,551	—	13,551
Provision for loan loss	205,508	18,875	186,633
Provision for taxes	88	36	52

Total expenses	$357,330	$178,160	$179,170

        Property operating expenses for the three months ended September 30, 2009 decreased $1,300 from the $47,679 recorded in the three months ended September 30, 2008 to $46,379 recorded in the three months ended September 30, 2009. The decrease primarily reflects lower utility and other property operating costs compared to the prior period, partially offset by increased property operating expenses we incurred in connection with a space reduction Bank of America was required to relinquish pursuant to their lease.

        Interest expense was $55,933 for the three months ended September 30, 2009 compared to $76,592 for the three months ended September 30, 2008. The decrease of $20,659 is primarily attributed to reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the three months ended September 30, 2009 compared to the three months ended September 30, 2008; as well as lower average principal balances outstanding over the same periods.

        We recorded depreciation and amortization expenses of $27,393 for the three months ended September 30, 2009, compared to $20,752 for the three months ended September 30, 2008. The increase of $6,641 is primarily due to higher amortization expense on in-place lease intangible assets reflecting the impact of purchase price allocation adjustments finalized in the first quarter of 2009.

        Marketing, general and administrative expenses were $8,478 for the three months ended September 30, 2009, compared to $6,201 for the same period in 2008. The increase of $2,277 includes salaries, benefits and other administrative costs previously borne by SL Green.

        No management fees were earned for the three months ended September 30, 2009. We recorded $8,025 for the three months ended September 30, 2008. The decrease is due primarily to the internalization of the Manager, which took place on April 24, 2009. The internalization was completed through a direct acquisition of the Manager, which was previously a wholly-owned subsidiary of SL Green. Upon completion of the internalization, all management fees and incentive management fees payable by us to the Manager were eliminated.

        During the three months ended September 30, 2008, we recorded impairment charges of $12,191 on six loans previously classified as held-for-sale and an other-than-temporary impairment of $1,360 due to an adverse change in expected cash flows related to credit losses for one CMBS investment. Impairment charges on loans were taken to reduce the carrying value of loans held for sale to their fair value based upon anticipated selling prices.

        Provision for loan losses was $205,508 for the three months ended September 30, 2009, compared to $18,875 for the three months ended September 30, 2008, an increase of $186,633. The provision was based upon periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets, and a difficult operating environment.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

Revenues

	2009	2008	$ Change
Rental revenue	$242,943	$151,663	$91,280
Investment income	140,014	197,882	(57,868)
Operating expense reimbursement	89,682	61,512	28,170
Gain on sales and other income	3,778	14,420	(10,642)

Total revenues	$476,417	$425,477	$50,940

Equity in net income of joint ventures	$6,584	$7,154	$(570)

Gain on extinguishment of debt	$107,229	$33,378	$73,851

        Rental revenue of $242,943 for the nine months ended September 30, 2009 is primarily comprised of revenue earned on properties acquired as a result of the American Financial acquisition. Rental revenue is included in income beginning on the date of acquisition. Accordingly, rental revenue of $151,663 for the nine months ended September 30, 2008 only includes rental revenue from the American Financial acquisition beginning April 1, 2008, the closing date of the transaction.

        Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended September 30, 2009, $64,182 was earned on fixed rate investments while the remaining $75,832 was earned on floating rate investments. The decrease of $57,868 over the prior period is primarily due to an increase in non-performing loans to $86,247 at September 30, 2009, the suspension of interest income accruals on certain payment-in-kind loans, a decrease in a size of our portfolio of loans and other lending instruments by approximately $717,892, and a decline in LIBOR interest rates in 2009 compared to 2008.

        Operating expense reimbursement of $89,682 for the nine months ended September 30, 2009 is attributable to the portfolio of operating real estate acquired in the American Financial acquisition. Operating expense reimbursement is included in income beginning on the date of acquisition. Accordingly, operating expense reimbursement of $61,512 for the nine months ended September 30, 2008 only includes revenue from the American Financial acquisition beginning April 1, 2008, the closing date of the transaction.

        Gains on sales and other income totaled $3,778 for the nine months ended September 30, 2009 compared to $14,420 for the nine months ended September 30, 2008, a decrease of $10,642. Gains on sales and other income is primarily composed of interest on restricted cash balances in our three CDOs and other cash balances held by us.

        The income on investments in unconsolidated joint ventures of $6,584 for the nine months ended September 30, 2009 represents our proportionate share of the income generated by our joint venture interests including $3,370 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $9,954. The income on investments in unconsolidated joint ventures of $7,154 for the nine months ended September 30, 2008 represents our proportionate share of income generated by our joint venture interests including $469 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $7,623. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

        In March 2009, we entered into an amendment and compromise agreement with KeyBank, National Association, or Key Bank, to settle and satisfy the existing loan obligations under the $175,000 unsecured facility at a discount for a cash payment of $45,000, and a future maximum cash payment of up to $15,000 from 50% of all cash distributions received by us after May 2009 from certain junior tranches and preferred classes of securities under our CDOs. We recorded a net gain of $107,229 as a result of this agreement. During the nine months ended September 30, 2008, we repurchased at a discount, investment grade notes issued by our three CDOs, generating net gains on early extinguishment of debt of $33,378.

Expenses

	2009	2008	$ Change
Property operating expenses	$136,274	$91,429	$44,845
Interest expense	179,511	192,434	(12,923)
Depreciation and amortization	84,825	42,764	42,061
Marketing, general and administrative	26,812	13,087	13,725
Management fees	7,787	24,275	(16,488)
Incentive fee	—	5,100	(5,100)
Impairment on loans held for sale	139,930	—	139,930
Provision for loan loss	425,692	50,089	375,603

Total expenses	$1,000,831	$419,178	$581,653

        Property operating expenses of $136,274 for the nine months ended September 30, 2009 is attributed to the portfolio of operating real estate acquired in the American Financial acquisition. Property operating expenses are included in expenses beginning on the date of acquisition. Accordingly, property operating expenses for the nine months ended September 30, 2008 of $91,429 only include expenses from the American Financial acquisition beginning April 1, 2008, the closing date of the transaction.

        Interest expense was $179,511 for the nine months ended September 30, 2009 compared to $192,434 for the three months ended September 30, 2008. The decrease of $12,923 is primarily attributed to the reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This was partially offset by the $2,500,000 of additional debt incurred as a result of the American Financial acquisition.

        We recorded depreciation and amortization expenses of $84,825 for the nine months ended September 30, 2009. The increase of $42,061 compared to the comparable period in the prior year is primarily attributable to the portfolio of operating real estate acquired in the American Financial acquisition. Depreciation and amortization is included in expense beginning on the date of acquisition. Accordingly, depreciation and amortization of $42,764 for the nine months ended September 30, 2008 only includes expense from the American Financial acquisition beginning April 1, 2008, the closing date of the transaction.

        Marketing, general and administrative expenses were $26,812 for the nine months ended September 30, 2009, compared to $13,087 for the same period in 2008. The increase of $13,725 primarily reflects $5,010 of expense for costs incurred in connection with the internalization of the Manager. Acquisition costs were expensed in the period incurred. The change in marketing, general and administrative expense also includes higher legal and professional fees related to loan enforcement and restructurings during the nine months ended September 30, 2009 compared to the same period in the prior year.

        Management fees decreased $16,488 for the nine months ended September 30, 2009 to $7,787 compared to $24,275 for the same period in 2008, due primarily to an amendment to the amended management agreement executed in October of 2008 that reduced or eliminated certain management fee expenses. Additionally, on April 24, 2009, we completed the internalization of our management. The internalization was completed through a direct acquisition of the Manager, which was previously a wholly-owned subsidiary of SL Green. Upon completion of the internalization, all management fees and incentive management fees payable by us to the Manager were eliminated.

        No incentive distribution was earned for the nine months ended September 30, 2009. We recorded an incentive fee expense of $5,100 during the nine months ended September 30, 2008 in accordance with requirements of the partnership agreement of our Operating Partnership which entitled owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations).

        During the nine months ended September 30, 2009, we recorded impairment charges of $138,570 on ten loans previously classified as held-for-sale and an other-than-temporary impairment of $1,360 due to an adverse change in expected cash flows related to credit losses for one CMBS investment. Impairment charges were taken to reduce the value of loans held-for-sale to their fair value based upon anticipated selling prices.

        Provision for loan losses was $425,692 for the nine months ended September 30, 2009, compared to $50,089 for the nine months ended September 30, 2008, an increase of $375,603. The provision was based upon periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets, and a difficult operating environment.

Liquidity and Capital Resources

        Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent; (v) new financing or additional securitizations or CDO offerings; and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. Due to continued market turbulence, we do not anticipate having the ability in the near-term to access equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

        Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the consolidated statement of cash flows provided in our financial statements. However, the net cash from operations or net cash used in operations disclosed on the statement of cash flows should be adjusted to exclude the effect of loans originated for sale and the proceeds of loans sold during any respective reporting period. These activities are included in cash flow from operations in accordance with GAAP, but constitute an integral part of our investment activity. Consequently, net cash flow from operations is not necessarily reflective of our true recurring operating activities and our ability to fund our required distributions to stockholders and other liquidity requirements through our operating activities.

        Further, our short-term liquidity requirements could be affected by a potential change in our dividend policy. Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend to common stockholders, which for the second quarter of 2008 was $0.63 per share. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of September 30, 2009 and December 31, 2008 we accrued $9,317 and $2,325, respectively, for the preferred stock dividends. Our board of directors will revisit our dividend policy in 2010.

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

        Our current and future borrowings may require us, among other restrictive covenants to keep uninvested cash on hand to maintain a certain portion of our assets free from liens and to secure such borrowings without assets. These conditions could limit our ability to do further borrowings. We were in compliance with all such covenants as of September 30, 2009. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document lenders may accelerate the maturity of our debt. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets that pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and/or (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, our ability to make distributions to our stockholders and our ability to continue as a going concern.

        The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset over collateralization covenants that must be met in order for us to receive such payments and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of our CDOs, all cash flows from the applicable CDO, other than senior collateral management fees, would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all payments in respect of any CDO bonds, our equity in the CDOs and the subordinate management fee until that CDO regained compliance with such tests. While we were in compliance with all such covenants as of September 30, 2009, our compliance margin was narrow and relatively small declines in our performance and credit metrics could cause us to fall out of compliance in the future. In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses, including debt coverage, interest on our Junior Notes and other expenses with (i) cash on hand, (ii) income from any CDO not in default, (iii) income from our real property and unencumbered loan assets, (iv) sale of assets, (v) or accessing the equity or debt capital markets, if available.

        To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income if any. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements.

Cash Flows

        Net cash provided by operating activities totaled $35,318 for the nine months ended September 30, 2009 compared to cash provided by operating activities of $121,290 for same period in 2008, a decrease of $87,057. Operating cash flow is generated primarily by net interest income from our commercial real estate finance segment and net rental income from our property investment segment. During the nine months ended September 30, 2009 compared to the same period in 2008, lower net investment income from our commercial finance segment was offset by net rental income generated by our property investment segment. The decrease in operating cash flows for the nine months ended September 30, 2009 compared to the same period in 2008 primarily reflects changes in working capital items, primarily tenant and other receivables and deferred revenue which include the impact of annual rent income received on the Dana portfolio.

        Net cash provided by investing activities for the nine months ended September 30, 2009 was $73,749 compared to cash used in investing activities of $558,645 during the same period in 2008, an increase in cash provided of $632,394. This increase in cash provided by investing activities primarily reflects the impact of cash paid for the acquisition of American Financial of $586,900 and $108,199 of transaction costs during the nine months ended September 30, 2008. Other changes in cash provided in investing activities reflect the impact of the sale of real estate assets and the origination and sale of loan assets.

        Net cash used in financing activities totaled $149,150 for the nine months ended September 30, 2009 compared to cash provided by financing activities of $239,424 in the nine months ended September 30, 2008. The increase in cash used for financing activities primarily reflects the financing related to the American Financial acquisition, partially offset by the repayment of mortgage notes and the deferral of the dividend payments.

Capitalization

        Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2009, 49,859,322 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

Preferred Stock

        In April 2007, we issued 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock (including the underwriters' over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares are entitled to annual dividends of $2.03125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, we may at our option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205. Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividend of $0.50781 per share. As of September 30, 2009 and December 31, 2008 we accrued preferred stock dividends of $9,317 and $2,325, respectively.

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

        In December 2008, we entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to us, 1.9 million shares of our common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The shares of common stock were cancelled upon receipt by us. Subsequent to the letter agreement, SL Green OP. owned approximately 12.5% of the outstanding shares of our common stock.

Outperformance Plan

        In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, were to share in a "performance pool" if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. We recorded the expense of the LTIP Units of our Operating Partnership, or the LTIP Units, award in accordance with GAAP. Compensation expense of $308 and $926 was recorded for the three and nine months ended September 30, 2008, respectively, related to the 2005 Outperformance Plan. Based on our total return to stockholders as of the May 31, 2008 measurement period conclusion date, we did not meet the minimum 30% return threshold and accordingly, the plan participants automatically forfeited the LTIP Units that they had been granted and the 2005 Outperformance Plan expired as of that date.

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

        As of September 30, 2009, there were approximately 247,961 phantom stock units outstanding, of which 235,961 units are vested.

Market Capitalization

        At September 30, 2009, our CDOs and borrowings under our term loan, credit facility, repurchase facility, junior subordinated notes, and mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), represented 96% of our consolidated market capitalization of $5.4 billion (based on a common stock price of $2.43 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2009). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

        The table below summarizes secured and other debt at September 30, 2009 and December 31, 2008, including our junior subordinated debentures and excluding debt related to assets held for sale:

	September 30, 2009	December 31, 2008
Mortgage notes payable	$1,754,946	$1,833,005
Mezzanine notes payable	566,442	580,462
Unsecured credit facility	—	172,301
Term loan, credit facility and repurchase facility	48,881	95,897
Collateralized debt obligations	2,608,230	2,608,065
Junior subordinated notes	150,000	—
Junior subordinated debentures	—	150,000

Total	$5,128,499	$5,439,730

Cost of debt	LIBOR + 2.45%	LIBOR + 2.54%

Term Loan, Credit Facility and Repurchase Facility

        The facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility in 2004, and was subsequently increased to $500,000 effective April 2005. In July 2008, the original facility was terminated and a new credit facility was executed to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving credit facility equal to $100,000 with a credit spread of 242.5 basis points (which would have been increased to 267.5 basis points upon an extension of the maturity of the credit facility). The term of the credit facility was two years and the borrowers were able to extend the term for an additional twelve-month period if certain conditions are met. Advance rates for assets acquired pursuant to the credit facility varied from 50% to 80% of purchase price, depending on the type and structure of the asset. In April 2009, we entered into an amendment with Wachovia, pursuant to which the maturity date of the credit facility was extended to March 31, 2011 and the interest rate remained unchanged. The amendment also eliminated all financial covenants, eliminated Wachovia's right to impose future margin calls, reduced the recourse guarantee to be no more than $10,000, and eliminated cross default provisions with respect to the our other indebtedness. We made a $13,000 cash deposit and provided other credit support to backstop letters of credit Wachovia issued in connection with our mortgage debt obligations of certain of our subsidiaries. We also agreed to attempt to divest of certain loan investments in the future in order to further deleverage the credit facility and forego additional borrowing under the facility. Borrowings under the Wachovia Facility at September 30, 2009 and December 31, 2008 were secured by mezzanine loans with a carrying value of $55,055 and $202,823, respectively. We had accrued no interest and borrowings of $44,542 at a weighted average spread to LIBOR of 1.68% as of September 30, 2009, and no accrued interest and borrowings of $72,254 on the repurchase facility at a weighted average spread to LIBOR of 2.68% as of December 31, 2008.

        The Wachovia credit facility requires that borrowings under the facility be repaid as principal payments on the loans and investments pledged are received or as proceeds from the sale of those investments are received.

        Our subsidiaries entered into a repurchase facility with Goldman Sachs Mortgage Company, or Goldman. In October 2006 this facility was increased from $200,000 to $400,000 and its maturity date was extended until September 2009. In August 2008, the facility was amended to reduce the borrowing capacity to $200,000 and to provide for an extension of the maturity to December 2010, for a fee, provided that no event of default has occurred. The facility bore interest at spreads of 2.00% to 2.30% over one-month LIBOR and provides for advance rates that vary from 65% to 75% based upon the collateral provided under a borrowing base calculation. In April 2009, we entered into an amendment to the amended and restated master repurchase agreement and amended guaranty with Goldman, pursuant to which all financial covenants in the amended and restated master repurchase agreement and the amended guaranty were eliminated and certain other provisions of the amended and restated master repurchase agreement and the amended guaranty were amended or deleted, including, among other things, the elimination of the existing recourse liability and a relaxation of certain affirmative and negative covenants. Borrowings under the Goldman Repurchase Facility at September 30, 2009 and December 31, 2008 were secured by mezzanine loans with a carrying value of $29,467 and $64,960, respectively. We had no accrued interest and borrowings of $4,339 at a weighted average spread to LIBOR of 2.5% as of September 30, 2009, and no accrued interest and borrowings of $23,643 at a weighted average spread to LIBOR of 2.5% under this facility at December 31, 2008. On October 27, 2009, we repaid the borrowings in full and terminated the Goldman facility.

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

Unsecured Credit Facility

        In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank, with an initial term of three years and a one-year extension option. In June 2007 the facility was increased to $175,000. The facility was supported by a negative pledge of an identified asset base. In March 2009, we entered into an amendment and compromise agreement with KeyBank to settle and satisfy the loan obligations at a discount for a cash payment of $45,000 and a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities under our CDOs. The remaining balance of $8,451 in potential cash distribution is recorded in other liabilities on our balance sheet as of September 30, 2009. We recorded a gain on extinguishment of debt of $107,229 as a result of this agreement. We had accrued interest of $1,405 and borrowings of $172,301 as of December 31, 2008.

Mortgage Loans

        Certain real estate assets are subject to mortgage liens. As of September 30, 2009, 715 of our real estate assets were encumbered with mortgage and mezzanine loans with a cumulative outstanding balance of $2,356,093. Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to "trap" portfolio cash flow until the required ratios are met on an ongoing basis.

        On June 30, 2009, First States Investors 225, LLC, our indirect wholly-owned subsidiary ("First States 225") executed a first amendment of note, deed of trust and other loan documents (the "Amendment") with Wells Fargo Bank, N.A., as trustee under a pooling and servicing agreement. First States 225 is the borrower under a $52,601 mortgage loan secured by a Class A high rise office tower located in St. Louis, Missouri, designated as held for sale. The Amendment extends the original maturity of the mortgage from July 1, 2009 to January 1, 2010. In addition, the Amendment establishes a monthly principal reserve requirement of $90 and implements monthly financial and operational reporting requirements. We paid a 50 basis point extension fee totaling $263 as well as lender's legal fees to secure the extension.

Goldman Mortgage Loan

        On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers entered into a mortgage loan agreement, the Goldman Mortgage Loan, with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp, and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Borrower and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. We had accrued interest of $239 and borrowings of $241,324 as of September 30, 2009 and accrued interest of $367 and borrowings of $242,568 as of December 31, 2008.

Secured Term Loan

        On April 1, 2008 First States Group 3300 B, L.P., an indirect wholly-owned subsidiary of ours, or the PB Loan Borrower, entered into a loan agreement, the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000 or the PB Loan in part to refinance a portion of a portfolio of American Financial's properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. We had accrued interest of $379 and borrowings of $238,103 as of September 30, 2009 and accrued interest of $657 and borrowings of $240,000 as of December 31, 2008.

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

Goldman Senior and Junior Mezzanine Loans

        On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans, pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR and the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. We had accrued interest of $1,475 and borrowings of $566,442 as of September 30, 2009 and accrued interest of $1,821 and borrowings of $580,462 as of December 31, 2008.

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

        In August 2007, we issued $1,100,000 of CDO bonds through two newly-formed indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer. At issuance the CDO consisted of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-

month LIBOR plus 0.46%. We incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

        During the three and nine months ended September 30, 2008, we repurchased, at a discount, CDO bonds with a par value of $21,000 and $72,300 respectively, of investment grade notes previously issued by our CDOs. We recorded a net gain on the early extinguishment of debt of $11,681 and $33,378 for the three and nine months ended September 30, 2008, respectively, in connection with the repurchase of such notes.

        We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO. The Issuers and Co-Issuers in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of the Issuer of each CDO are consolidated in our financial statements. The investment grade notes are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the investment grade notes issued in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments. Loans and other investments are owned by the Issuers and the Co-Issuers, serve as collateral for our CDO bonds, and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset over collateralization covenants that must be satisfied in order for us to receive cash flow on the interests retained by us in our CDOs and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of our CDOs, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. We were in compliance with all such covenants as of September 30, 2009 and December 31, 2008, however, our compliance margin was narrow and relatively small declines in our performance and credit metrics could cause us to fall out of compliance.

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

        In January 2009, our Operating Partnership entered into an exchange agreement with the holders of the securities, pursuant to which we and the holders agreed to exchange all of the previously issued trust preferred securities for newly issued unsecured junior subordinated notes, or our Junior Notes, in the aggregate principal amount of $150,000. Our Junior Notes will mature on June 30, 2035, or the Maturity Date, and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity Date. We may redeem our Junior Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount of the Junior Notes. The optional redemption of our Junior Notes in part must be made in at least $25,000 increments. The Junior Notes also contain additional covenants restricting, among other things, our ability to declare or pay any dividends during the calendar year 2009 (except to maintain our REIT qualification), or make any payment or redeem any debt securities ranked pari passu or junior to the Junior Notes. In connection with the exchange agreement, the final payment on the trust preferred securities for the period October 30, 2008 through January 29, 2009 was revised to be at a reduced interest rate of 0.50% per annum. On October 15, 2009, a subsidiary of the Operating Partnership exchanged $97,500 of our Junior Notes for $97,533 face amount of the bonds issued by our CDOs that we had repurchased in the open market. Certain indenture covenants restricting us from declaring or paying dividends and taking certain other corporate actions during the 2009 calendar year have been eliminated for the remaining $52,500 of our Junior Notes.

Contractual Obligations

        Combined aggregate principal maturities of our CDOs, Wachovia credit facility and term loan and Goldman repurchase facility, junior subordinated notes, mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), unfunded loan commitments, and operating leases as of September 30, 2009 are as follows:

	CDOs	Term Loan, Credit Facility and Repurchase Facility	Junior Subordinated Notes	Mortgage and Mezzanine Loans(1)	Unfunded Loan Commitments(2)	Interest Payments	Operating Leases	Total
2009 (October 1– December 31)	$—	$4,339	$—	$7,412	$7,000	$49,388	$4,768	$72,907
2010	—	—	—	896,511	20,624	166,182	19,197	1,102,514
2011	—	44,542	—	25,220	10,667	164,119	19,027	263,575
2012	—	—	—	80,407	—	154,623	18,583	253,613
2013	—	—	—	621,190	—	134,794	18,457	774,441
Thereafter	2,608,230	—	150,000	725,354	—	622,863	152,370	4,258,817
Above/Below Market Interest	—	—	—	17,061	—	—	—	17,061

Total	$2,608,230	$48,881	$150,000	$2,373,155	$38,291	$1,291,969	$232,402	$6,742,928

(1)
As of September 30, 2009, the mortgage and mezzanine loans' balances ranged in amount from approximately $421 to $472,562 and had maturity dates ranging from three months to 14 years. As of September 30, 2009, 25 of the loans had fixed interest rates ranging 4.55% to 8.29% and four variable rate loans had interest rates ranging from 1.91% to 6.25%.

(2)
Based on loan budgets and estimates.

Lease Agreements

        Our properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2027. These leases generally contain rent increases and renewal options. As of September 30, 2009, we also leased bank branches and office buildings from third parties with expiration dates extending to the year 2085 and have various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

        Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of September 30, 2009 are as follows:

2009 (October 1–December 31)	$63,091
2010	243,014
2011	205,125
2012	189,196
2013	177,688
2014 and thereafter	1,321,448

Total minimum lease payments	$2,199,562

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

Dividends

        To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, if any, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit and repurchase facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements.

        Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend to common stockholders, which for the second quarter of 2008 was $0.63 per share. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of September 30, 2009 and December 31, 2008, we accrued $9,317 and $2,325 respectively, for preferred stock dividends. Covenants in our credit facility with Wachovia restrict our ability to declare or pay dividends on our common and preferred stock other than as may be required to maintain REIT status.

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

Related Party Transactions

        On April 24, 2009, in connection with the internalization, we and our Operating Partnership entered into that certain securities transfer agreement with SL Green OP, GKK Manager Member Corp or Manager Corp. and SL Green, pursuant to which (i) SL Green OP and Manager Corp. agreed to transfer to our Operating Partnership membership interests in the Manager and (ii) SL Green OP agreed to transfer to the Operating Partnership its Class B limited partner interests in the Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities. No distributions were due on the Class B limited partner interests for the period ended September 30, 2009 or otherwise in connection with the internalization.

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

        In connection with our initial public offering, we entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. We paid the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. In October 2008, we entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of the our gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager. We incurred expense to the Manager under this agreement of an aggregate of $0 and $7,787 for the three and nine months ended September 30, 2009, respectively, and $5,978 and $15,934 for the three and nine months ended September 30, 2008, respectively.

        Prior to the internalization, to provide an incentive to enhance the value of the our common stock, the holders of the Class B limited partner interests of our Operating Partnership were entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such became probable and reasonably estimable in accordance with the partnership agreement. In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provided that starting January 1, 2009, the incentive distribution could have been paid, at our option, in cash or shares of common stock. In December 2008, we entered into a letter agreement with the Manager and SL Green, pursuant to which the

Manager agreed to pay $2,750 in cash and SL Green transferred to us, 1.9 million shares of the our common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests of the Operating Partnership may have had to the Operating Partnership, and the Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of the Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. We incurred approximately $0 and $5,100 with respect to such Class B limited partner interests for the three and nine months ended September 30, 2008, respectively.

        Prior to the internalization, we were obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green OP and a separate outsource agreement between the Manager and SL Green OP. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The outsource agreement provided for an annual fee payable by us, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the three and nine months ended September 30, 2008, we realized expense of $697 and $1,721, to the Manager under the outsource agreement. For the three and nine months ended September 30, 2009, we realized expense of $(617) and $868, respectively, to the Manager under the asset servicing agreement. For the three and nine months ended September 30, 2000, we realized expense of $1,350 and $4,022 to the Manager under the asset servicing agreement. In October 2008, each of the asset servicing agreement and outsource agreement was terminated, effective as of September 30, 2008. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which we were obligated to reimburse the Manager for its costs incurred thereunder from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to our CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to our CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate will be entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement was terminated effective June 23, 2009; however, we previously entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for our CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors.

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

        In connection with the closing of our first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under our 2005 CDO, our board of directors had allocated to the Manager the subordinate collateral management fee paid on the CDO notes not held by us. In October 2008, pursuant to the second amended and restated management agreement, the Manager had, commencing July 1, 2008, agreed to remit this amount to us. At September 30, 2009, we owned all of the non-investment grade bonds, preferred equity and equity in the 2005 CDO. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the three and nine months ended September 30, 2008, we realized expense of $0 and $1,024, respectively, to the Manager under such collateral management agreement.

        Prior to the internalization, fees payable in connection with CDOs or other securitization vehicles, except for the 2005 CDO, were governed by the management agreement. Pursuant to the management agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated us or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to us. In October 2008, pursuant to the second amended and restated management agreement, the Manager, commencing July 1, 2008, agreed to remit this amount to us. For the three and nine months ended September 30, 2008, we realized expense of approximately $0 and $1,442 respectively, to the Manager under this agreement. With respect to the CDO which closed in August, 2007, we realized expense to the Manager of $0 and $432 for the three and nine months ended September 30, 2008, respectively.

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

        Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three and nine months ended September 30, 2009, we paid $30 and $315 under this lease, respectively. For the three and nine months ended September 30, 2008, we paid $118 and $247 under this lease, respectively.

        In July 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of September 30, 2009 and December 31, 2008, the loan had a book value of $39,350 and $39,520, respectively.

        In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green is an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and had a book value of $78,630 and $90,595 as of September 30, 2009 and December 31, 2008, respectively.

        In June 2006, we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future. The remaining 50% of the property was owned as a TIC interest by an affiliate of SL Green OP. The property was comprised of three buildings totaling approximately 670,000 square feet which was 100% net leased to an entity whose obligations were guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan. In January 2009, we and SL Green sold 100% of the respective interests in 55 Corporate.

        In December 2006, we acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan. As of September 30, 2009 and December 31, 2008, the loan had a book value of $0 and $118,702, respectively.

        In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007 the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of September 30, 2009 and December 31, 2008, our interest in the whole loan had a carrying value of $63,236 and $66,607, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

        In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of September 30, 2009 and December 31, 2008, the investment had a carrying value of $30,163 and $26,118, respectively. We recorded our pro rata share of net income of $1,237 and $3,750 for the three and nine months ended September 30, 2009, respectively. We recorded its pro rata share of net income of $1,238 and $3,990 for the three and nine months ended September 30, 2008, respectively.

        In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of September 30, 2009 and December 31, 2008, the investment had a carrying value of $43,558 and $37,070, respectively. We recorded our pro rata share of net income of $1,477 and $4,493 for the three and nine months ended September 30, 2009, respectively. We recorded our pro rata share of net income of $1,476 and $4,815 for the three and nine months ended September 30, 2008, respectively.

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

        In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter we, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of its interest in the loan back to SL Green. As of September 30, 2009 and December 31, 2008, the loan has a book value of $12,881 and $11,925, respectively. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of September 30, 2009 and December 31, 2008 the loan had a book value of $12,881 and $28,026, respectively.

        In November 2007, we acquired from a syndicate comprised of financial institutions a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%. As of September 30, 2009 and December 31, 2008, the loan had a book value of $0 and $15,655, respectively.

        In December 2007, we acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment, which is secured by an office building in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, we sold our remaining interest in the loan to an affiliate of SL Green for $16,120 pursuant to purchase rights established when the loan was acquired. The loan was originally funded under our credit facility with Wachovia, as amended in April 2009. Accordingly, terms of the sale were subject to approval by Wachovia. The sale includes contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan. As of September 30, 2009 and December 31, 2008, the loan had a book value of $0 and $24,599, respectively.

        In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of September 30, 2009 and December 31, 2008, the loan had a book value of $28,198 and $46,488, respectively.

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

        In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of September 30, 2009 and December 31, 2008, the loan had a book value of $9,921 and $9,324, respectively.

        In September 2008, we closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower's interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of September 30, 2009 and December 31, 2008, the loan had a book value of $29,467 and $30,367, respectively.

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

        FFO for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income (loss) available to common shareholders	$(203,116)	$7,323	$(428,549)	$40,518
Add:
Depreciation and amortization	29,328	25,677	92,456	55,988
FFO adjustments for unconsolidated joint ventures	1,082	104	3,370	469
Less:
Non real estate depreciation and amortization	(2,450)	(2,489)	(8,098)	(9,402)
Gain on sale of real estate	(3,020)	—	(4,974)	—

Funds from operations	$(178,176)	$30,615	$(345,795)	$87,573

Funds from operations per share—basis	$(3.57)	$0.60	$(6.94)	$1.92

Funds from operations per share—diluted	$(3.57)	$0.60	$(6.94)	$1.91

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

  •
  certain factors relating to our acquisition of American Financial including, but not limited to, the ability to integrate American Financial's business and to achieve expected synergies, operating efficiencies and other benefits, or within expected cost projections, and to preserve the goodwill of the acquired business, and the amount of expenses and other liabilities incurred or accrued in connection with closing of the Merger; and

  •
  other factors discussed under Item IA Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2008 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of the Quarterly Reports on Form 10-Q for the three months ended March 31, 2009 and the six months ended June 30, 2009 and this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

        In January 2009, the FASB issued clarification guidance on impairment of securities by removing the requirement to place exclusive reliance on market participants' assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. The new guidance is effective for interim and annual reporting periods ending after December 15, 2008. We have adopted the new guidance and it did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued guidance that requires fair value disclosures to be included for interim reporting periods. We have adopted this new accounting standard effective April 1, 2009. We have made the appropriate disclosures in the September 30, 2009 financial statements.

        In April 2009, the FASB issued guidance on other-than-temporary-impairments that amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. We adopted this standard effective April 1, 2009. Adoption of the new guidance did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued clarifying guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. We adopted this new accounting standard effective April 1, 2009. Adoption of the new guidance did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued guidance that requires that an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. We adopted this new accounting standard on January 1, 2009. Adoption of the new guidance did not have a material impact on the consolidated financial statements.

        In May 2009, the FASB issued new guidance that incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards relative to the reporting of subsequent events, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new guidance, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. We adopted this standard effective beginning April 1, 2009. The additional disclosures required by this standard are included in Note 1.

        In June 2009, the FASB issued guidance amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard is effective January 1, 2010. We are currently evaluating the impact of this standard.

        In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard is effective January 1, 2010. We are currently evaluating the impact of this standard.

        In June 2009, the FASB issued guidance and approved the FASB Accounting Standards Codification™ (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. Codification is effective July 1, 2009 and requires future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact our consolidated results of operations or financial condition.

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

Real Estate Risk

        Commercial and multi-family property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors), local real estate conditions (such as an oversupply of retail, industrial, office or other commercial or multi-family space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when a property's net operating income is sufficient to cover the property's debt service at the time a loan is made, there can be no assurance that this will continue in the future. We employ careful business selection, rigorous underwriting and credit approval processes and attentive asset management to mitigate these risks. These same factors pose risks to the operating income we receive from our portfolio of real estate investments, the valuation of our portfolio of owned properties, and our ability to refinance existing mortgage and mezzanine borrowings supported by the cash flow and value of our owned properties.

Interest Rate Risk

        Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

        Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our commercial real estate finance assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because we generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income will generally increase if LIBOR increases and decreases if LIBOR decreases, but this may not always be true in the future. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the three and nine months ended September 30, 2009 would have increased our interest cost by approximately $19,249 offset by an increase in our investment income of approximately $13,149.

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

None

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

Dated: November 9, 2009