Form 10-Q/A
period 2009-03-31
GRAMERCY CAPITAL CORP
filed 2010-01-19
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☐   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐     NO ☑

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 49,876,864 as of May 11, 2009.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") is being filed solely to amend Exhibit 32.2.   This Amendment should be read in conjunction with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the "Original Form 10-Q"), as filed with the Securities and Exchange Commission on May 11, 2009.

Except as specifically noted above, this Amendment does not modify or update any disclosures in the Original Form 10-Q.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any disclosures that may have been affected by subsequent events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY CAPITAL CORP.

Dated: January 19, 2010	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer