Form 10-Q/A
period 2009-06-30
GRAMERCY CAPITAL CORP
filed 2010-01-19
CIK 1287701

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value, was 49,859,322 as of August 6, 2009.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") is being filed solely to amend Exhibit 32.2.   This Amendment should be read in conjunction with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the "Original Form 10-Q"), as filed with the Securities and Exchange Commission on August 10, 2009.

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