Form 10-K
period 2009-12-31
GRAMERCY CAPITAL CORP
filed 2010-03-17
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(Address of principal executive offices — zip code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of March 16, 2010, there were 49,934,792 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant (43,628,603 shares) at June 30, 2009, was $70,242,051. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange, which was $1.61 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2009 Annual Stockholders’ Meeting expected to be filed within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRAMERCY CAPITAL CORP.
FORM 10-K

10-K PART AND ITEM NO.

i

ITEM 1. BUSINESS

General

Gramercy Capital Corp. is a self-managed, integrated commercial real estate finance and property investment company. On April 1, 2008, we completed the acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financial’s secured debt.

Our property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are for the most part deposit taking commercial banks, thrifts and credit unions, which we generally refer to as “banks.” Our portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wachovia Bank National Association (now owned by Wells Fargo & Company, or Wells Fargo), or Wachovia Bank, Regions Financial Corporation, or Regions Financial, and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks. Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions through which our commercial real estate finance and property investment businesses are conducted.

At December 31, 2009, we owned approximately 25.6 million net rentable square feet of commercial real estate in 36 states and the District of Columbia with an aggregate book value of approximately $3.7 billion, in addition to $1.4 billion of loan investments, $984.7 million of commercial mortgage real estate securities investments, or CMBS, and $700.6 million in other assets. As of December 31, 2009, approximately 54.6% of the our assets were comprised of commercial property, 20.4% of debt investments, 14.6% of commercial mortgage real estate securities and 10.4% of other assets.

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2009, we had 131 employees. We can be contacted at (212) 297-1000. We maintain a website at www.gkk.com. On our website, you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. You can also read and copy materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

Corporate Structure

We were formed in April 2004 as a Maryland corporation and we completed our initial public offering in August 2004. We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Prior to the internalization of our management in April 2009, we were externally managed and advised by GKK Manager LLC, or the Manager, then a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green, which owned approximately 12.5% of the outstanding shares of our common stock as of December 31, 2009 and is our largest stockholder. On April 24, 2009, we completed the internalization of our management through the direct acquisition of the Manager from SL Green. As a result of the internalization, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and we added 77 former employees of the Manager to our own staff.

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent we distribute our taxable income, if any, to our stockholders. We have in the past established, and may in the future establish, taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.

Unless the context requires otherwise, all references to “Gramercy,” “the Company,” “we,” “our,” and “us” in this annual report mean Gramercy Capital Corp., a Maryland corporation, and one or more of its subsidiaries, including our operating partnership.

Current Market Conditions

During 2008, 2009 and to date in 2010, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for all forms of mortgage debt investments have reached all-time highs, and other forms of financing from the debt markets have been dramatically curtailed. Financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. We believe that the continuing dislocation in the debt capital markets, coupled with a recession in the U.S., has reduced property valuations and has adversely impacted commercial real estate fundamentals. These developments can impact and have impacted the performance of our existing portfolio of financial and real property assets. Among other things, such conditions have resulted in our recognizing significant amounts of loan loss reserves and impairments, narrowed our margin of compliance with debt and CDO covenants, depressed the price of our common stock and has effectively removed our ability to raise public capital. It has reduced our borrowers’ ability to repay their loans, and when combined with declining real estate values on our collateral for such loans, increased the likelihood that we will continue to take further loan loss reserves. Additionally, it has led to increased vacancies in our properties. Furthermore, the volatility in the capital markets has caused stress to all financial institutions, and our business is dependent upon these counterparties for, among other things, financing, rental payments on the majority of our owned properties, and interest rate derivatives. We expect that the adverse circumstances and trends in our business and securities will begin to improve only as the credit markets and overall economy recovers. Continued disruption in the global credit markets or further deterioration in those markets may have a material adverse effect on our ability to repay or refinance our borrowings and our ability to grow and operate our business.

We have responded to these difficult conditions by sharply decreasing investment activity to maintain our liquidity, extending debt maturities and restructuring certain of our debt facilities. In addition, beginning with the third quarter of 2008, our board of directors elected to not pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for five quarters. Based on current estimates of our taxable loss, we expect that we will have no distribution requirements in order to maintain our REIT status for the 2009 tax year and we expect that we will continue to elect to retain capital for liquidity purposes until the requirement to make a cash distribution to satisfy our REIT requirements arise. We may elect to pay dividends to satisfy our REIT distribution requirements on our common stock in cash or a combination of cash and shares of our common stock as permitted under U.S. federal income tax laws. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

Even if efforts to successfully stabilize and add liquidity to the financial markets are successful, we may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to compete in a changed business environment. Given the volatile nature of the current market, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments and trends in new products and service, in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

Business and Strategy

Property Investment

Our property investment business operates under the name Gramercy Realty. It focuses on the acquisition and management of commercial properties primarily leased on a long-term basis to regulated financial institutions and affiliated users throughout the United States. The Gramercy Realty portfolio of bank branches and office buildings is leased to large banks such as Bank of America, Wachovia Bank (now owned by Wells Fargo), Regions Financial and Citizens Financial and to mid-sized and community banks. In addition, our Gramercy Finance division holds certain interests in commercial properties that were acquired prior to our merger with American Financial and which we continue to operate outside the Gramercy Realty portfolio.

Summarized in the table below are our key property portfolio statistics as of December 31, 2009:

	Number of Properties		Rentable Square Feet		Occupancy
Portfolio(1)	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Branches	583	624	3,726,399	4,006,066	85.5%	84.5%
Office Buildings	324	337	21,847,249	22,800,748	85.9%	89.5%
Land	6	8	—	—	—	—
Total	913	969	25,573,648	26,806,814	85.9%	88.7%

(1)	Excludes investments in unconsolidated joint ventures

Gramercy Realty’s investment strategy is to acquire, operate and selectively dispose of commercial properties leased to investment-grade financial services companies for the purpose of generating stable earnings, substantial depreciation expense to shield us from taxes and the distribution requirements of earnings, and the potential for long-term capital appreciation in the value of the underlying real estate.

Important elements of Gramercy Realty’s strategy are: (i) property acquisitions — acquiring properties from, or that are already leased to, financial institutions and other credit tenants with suitable financial strength and defensible business models, in geographic markets we believe will exhibit, in the intermediate and long-term, attractive real estate fundamentals, or which are vacant or have low occupancy and may provide opportunities for capital appreciation; (ii) portfolio dispositions — opportunistic sales of non-strategic assets that are leased to tenants that are not considered to be central to our customer relationships and underperforming assets with low customer occupancy; (iii) leasing existing vacancy; and (iv) effective asset and property management.

Gramercy Realty continuously evaluates its properties to identify those that are most suitable to meet our long-term objectives. Properties that do not meet our long-term earnings growth objectives are generally considered for disposition.

Gramercy Realty seeks to capitalize on its knowledge of the market for bank branches and office properties occupied by financial institutions by applying a proactive approach to leasing, which includes: (i) identifying the most attractive and efficient use of vacant or low occupancy properties; (ii) renegotiating short-term leases to achieve longer lease terms at market rates; (iii) using market research; and (iv) utilizing a broad network of third-party brokers. Gramercy Realty has in the past provided customers who lease multiple properties with specialized lease structures such as substitution, relocation and early termination rights, rent step-downs and in some cases, shorter lease terms in selected properties within a portfolio.

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

Due to the nature of the business of Gramercy Realty’s tenant base, which places a high premium on serving its customers from a well-established distribution network, Gramercy Realty typically enters into long-term leases with financial institution tenants. As of December 31, 2009, the weighed average remaining term of our leases was 9.3 years and approximately 79.6% of our base revenue was derived from triple-net and bond-net leases. A significant portion of revenue from our property investment business is derived from tenants with investment grade ratings. As of December 31, 2009, 68.4% of the minimum rental payments required to be paid during calendar year 2010 under all tenant leases in the Gramercy Realty portfolio, or 2010 Contractual Rent, will be derived from entities, with or whose parent entities have, current credit ratings of “A” or better. The top ten tenants by percentage of 2010 Contractual Rent are as follows:

Tenants / Financial Institutions	Credit Rating(1)	Number of Locations	Leased Square Feet	Percentage of Total Rentable Square Feet	Percentage of 2010 Contractual Rent
1 Bank of America, N.A.	Aa3	367	11,293,451	44.2%	44.8%
2 Wachovia Bank, National Association(2)	Aa2	131	4,515,076	17.7%	12.7%
3 Regions Financial Corporation(3)	Baa3	71	653,604	2.6%	3.2%
4 Citizens Financial Group(4)	A1	9	267,585	1.0%	2.5%
5 General Services Administration (GSA)	Aaa	5	243,560	1.0%	2.1%
6 Zurich Financial Services Group (as assignee of American International Group, Inc.)(5)	NR	1	263,058	1.0%	2.0%
7 Branch Banking & Trust Co. (BB&T)	Aa2	22	395,589	1.5%	1.7%
8 KeyBank National Association	A2	31	144,218	0.6%	1.3%
9 Citco Fund Services (USA), Inc.	NR	1	104,343	0.4%	1.1%
10 Fifth Third Bancorp(6)	Baa1	16	60,791	0.2%	0.9%
		654	17,941,275	70.2%	72.3%

(1)	All ratings from Moody’s.
(2)	Now owned by Wells Fargo.
(3)	Individual lease agreements with tenants that are unrated subsidiaries of Regions Financial, including Regions Bank and AmSouth Bank.
(4)	Individual lease agreements with tenants that are unrated subsidiaries of Citizens Financial, including RBS Citizens, N.A. and Citizens Bank of Pennsylvania. Citizens Financial is a wholly owned subsidiary of Royal Bank of Scotland Group PLC.
(5)	Individual lease agreement with unrated Zurich Financial Services Group affiliate.
(6)	Individual lease agreements with tenants that are unrated subsidiaries of Fifth Third Bank, National Association.

Gramercy Realty’s portfolio includes a group of 13 office buildings and two parking facilities containing approximately 3.8 million square feet, of which approximately 2.4 million square feet is leased to Bank of America, which collectively are referred to as the Dana Portfolio. Under the terms of the Dana Portfolio lease, which was originally entered into by Bank of America, as tenant, and Dana Commercial Credit Corporation, as landlord, as part of a larger bond-net lease transaction, Bank of America was required to make annual base rental payments of approximately $40.4 million through January 2010, approximately $3.0 million in January 2011, and no annual base rental payments thereafter through lease expiration in June 2022. In December 2009, Gramercy Realty received the full 2010 rental payment from Bank of America of approximately $40.4 million from the Dana Portfolio. We have also received termination notices from Bank of America covering approximately 360,000 square feet of currently leased space, which terminations will become effective at various times prior to December 31, 2010. Additionally, under the terms of the lease agreement with Regions Financial, rent for approximately 570,000 square feet will step down by approximately $5.1 million annually, beginning in July 2010. As a result of these and other factors, beginning in 2010, Gramercy Realty’s cash flow after debt service and capital requirements will be significantly lower and is expected to turn negative.

Commercial Real Estate Finance

Our commercial real estate finance business operates under the name Gramercy Finance. We invest in a diversified portfolio of real estate loans, including whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, CMBS and preferred equity involving commercial properties throughout the United States. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken. Due to current market conditions, we are engaged in a relatively small amount of new investment activity. We have focused most of our attention on the asset management of our portfolio of debt and CMBS investments.

We generate income principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities. We have historically financed, or may finance in the future, assets through a variety of techniques, including repurchase agreements, secured and unsecured credit facilities, CDOs, unsecured junior subordinated corporate debt, issuances of CMBS, and other structured financings. In addition, we attempt to match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating rate assets are financed with floating rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allows us to reduce the impact of changing interest rates on our cash flow and earnings. We actively manage our positions, using our credit, structuring and asset management resources to enhance returns.

We attempt to actively manage and maintain the credit quality of our portfolio by using our management team’s expertise in structuring and repositioning investments to improve the quality and yield on managed investments. When investing in higher leverage transactions, we use guidelines and standards developed and employed by senior management, including the underwriting of collateral performance and valuation, reviewing the creditworthiness of the equity investors, securing additional forms of collateral and developing strategies to effect repayment. If defaults occur, we employ our asset management resources to mitigate the severity of any losses and seek to optimize the recovery from assets in the event that we foreclose upon them.

We seek to control the negotiation and structure of the debt transactions in which we invest, which enhances our ability to mitigate our losses, to negotiate loan documents that afford us appropriate rights and control over our collateral, and to have the right to control the debt that is senior to our position. We generally avoid investments where we cannot secure adequate control rights, unless we believe the default risk is very low and the transaction involves high-quality sponsors. Our flexibility to invest in all or any part of a debt capital structure enables us to participate in many transactions and to retain only the investments that meet our investment parameters.

Our commercial real estate finance investments include the following:

Whole Loans — We have originated fixed-rate, permanent whole loans with terms of up to 15 years. We may separate certain of these loans into tranches, which can be securitized and resold. When we do so, we occasionally retain that component of the whole loan that we believe has the most advantageous risk-adjusted returns. The retained interest can be the senior interest, a subordinate interest, a mezzanine loan or a preferred equity interest created in connection with such whole loan origination. At origination, our whole loans typically had last-dollar loan-to-value ratios between 65% and 75%. The initial stated maturity of our whole loan investments range from five years to 15 years. We may sell these investments prior to maturity.

Bridge Loans — We have offered floating rate bridge whole loans to borrowers who are seeking debt capital with a final term to maturity of not more than five years to be used in the acquisition, construction or redevelopment of a property. Typically, the borrower has identified a property in a favorable market that it believes to be poorly managed or undervalued. Bridge financing enables the borrower to employ short-term financing while improving the operating performance and physical aspects of the property and avoid burdening it with restrictive long-term debt. The bridge loans we originated are predominantly secured by first mortgage liens on the property. At origination, our bridge loans typically had last-dollar loan-to-value ratios between 70% and 80%. The initial stated maturity of our bridge loans range from two years to five years, and we frequently hold these investments to maturity.

Our bridge loans occasionally have led to additional financing opportunities since bridge facilities are often a first step toward permanent financing or a sale of the underlying real estate. We generally view securitization as a financing rather than a trading activity. We have pooled together smaller bridge loans with other loans and retained the resulting non-investment grade interests (and interest-only certificates, if any) resulting from these securitizations, which historically have taken the form of CDOs.

Subordinate Interests in Whole Loans — We have purchased from third parties, and may retain from whole loans we originate and co-originate and securitize or sell, subordinate interests in whole loans. Subordinate interests are participation interests in mortgage notes or loans secured by a lien subordinated to a senior interest in the same loan. The subordination is generally evidenced by a co-lender or participation agreement between the holders of the related senior interest and the subordinate interest. In some instances, the subordinate interest lender may additionally require a security interest in the stock or partnership interests of the borrower as part of the transaction. When we originate whole loans, we may divide them, and securitize or sell the senior interest and keep a subordinate interest for investment, or the opposite.

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

Upon co-origination or acquisition of subordinate interests in whole loans from third parties, we may earn income on the investment, in addition to the interest payable on the subordinate piece, in the form of fees charged to the borrower under that note or by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. When we create subordinate interests out of whole loans and then sell the senior interest, we allocate our basis in the whole loan among the two (or more) components to reflect the fair market value of the new instruments. We may realize a profit on sale if our allocated value is below the sale price or we may realize a loss on sale if our allocated value is above the sale price. Our ownership of a subordinate interest with controlling class rights, which typically means we have the ability to determine when, and in what manner, to exercise the rights and remedies afforded the holder of the senior interest, may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the subordinate interest, which may include foreclosure on, or modification of, the note. In some cases, usually restricted to situations where the appraised value of the collateral for the debt falls below agreed levels relative to the total outstanding debt, the owner of the senior interest may be able to foreclose or modify the note against our wishes as holder of the subordinate interest. As a result, our economic and business interests may diverge from the interests of the holders of the senior interest. These divergent interests among the holders of each investment may result in conflicts of interest.

Mezzanine Loans — We have originated mezzanine loans that are senior to the borrower’s equity in, and subordinate to a mortgage loan, on a property. These loans are secured by pledges of ownership interests, typically in whole but occasionally in part (but usually with effective sole control over all the ownership interests), in entities that directly or indirectly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees, or collateral unrelated to the property. We typically structure our mezzanine loans to receive a stated coupon (benchmarked usually against LIBOR, or occasionally against a Treasury index or a swap index). We may in certain select instances structure our mezzanine loans to receive a stated coupon plus a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property.

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

Commercial Mortgage-Backed Securities (CMBS) — Through our Real Estate Securities Group, or RESG, we acquire, or have acquired, CMBS that are created when commercial loans are pooled and securitized. CMBS are secured by or evidenced by ownership interests in a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. We expect a majority of our CMBS to be rated by at least one rating agency. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income to make specified interest and principal payments on such tranches. Losses and other shortfalls on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled.

The credit quality of CMBS depends on the credit quality of the underlying mortgage loans, which is a function of factors including but not limited to:

•	the principal amount of loans relative to the value of the related properties;
•	the mortgage loan terms (e.g. amortization and remaining term);
•	market assessment and geographic location;
•	construction quality and economic utility of the property; and
•	the creditworthiness of the tenants.

Expected maturities of our CMBS investments range from several months to up to 15 years. We expect to hold our CMBS investments to maturity.

Preferred Equity — We have originated preferred equity investments in entities that directly or indirectly own commercial real estate. Preferred equity is not secured, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred holders can often enhance their position and protect their equity position with covenants that limit the entity’s activities and grant us the exclusive right to control the property after an event of default. Occasionally, the first mortgage on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause liquidation, upon a default. Preferred equity typically is more highly leveraged, with last-dollar loan-to-value ratios at origination of 85% to more than 90%. We expect our preferred equity to have mandatory redemption dates (that is, maturity dates) that range from three years to five years, and we expect to hold these investments to maturity.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans, and other lending investments and CMBS investments as of December 31, 2009 and December 31, 2008, were as follows (dollars in thousands):

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate Average Yield(2)		Floating Rate Average Spread over LIBOR(3)
	2009	2008	2009	2008	2009	2008	2009	2008
Whole loans, floating rate	$830,617	$1,222,991	60.2%	55.3%	—	—	454 bps	418 bps
Whole loans, fixed rate	122,846	189,946	8.9%	8.6%	6.9%	7.2%	—	—
Subordinate interests in whole loans, floating rate	76,331	80,608	5.5%	3.6%	—	—	246 bps	564 bps
Subordinate interests in whole loans, fixed rate	44,988	63,179	3.2%	2.9%	7.5%	9.2%	—	—
Mezzanine loans, floating rate	190,668	396,190	13.7%	17.9%	—	—	577 bps	654 bps
Mezzanine loans, fixed rate	85,898	248,558	6.2%	11.2%	8.1%	10.2%	—	—
Preferred equity, floating rate	28,228	—	2.0%	—	—	—	1,064 bps	—
Preferred equity, fixed rate	4,256	12,001	0.3%	0.5%	7.2%	10.2%	—	—
Subtotal/Weighted average	1,383,832	2,213,473	100.0%	100.0%	7.4%	9.0%	476 bps	480 bps
CMBS, floating rate	67,876	70,893	6.9%	8.1%	—	—	254 bps	945 bps
CMBS, fixed rate	916,833	799,080	93.1%	91.9%	7.8%	6.3%	—	—
Subtotal/Weighted average	984,709	869,973	100.0%	100.0%	7.8%	6.3%	254 bps	945 bps
Total	$2,368,541	$3,083,446	100.0%	100.0%	7.7%	7.3%	463 bps	498 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses and other adjustments.
(2)	Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans — floating rate of approximately $55,122 with an effective spread of 660 basis points and non-performing loans classified as mezzanine loans — floating rate of approximately $319 with an effective spread of 858 basis points.
(3)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

The weighted average last dollar loan to value of our loans and other lending investments at the date of origination and the percentage of non-performing loans and sub-performing loans were as follows (dollars in thousands):

	Number of Investments	Unpaid Principal Balance	Carrying Value	Weighted Average Last Dollar Loan to Value(1)	Non- performing	Sub- performing
Whole loans	33	$1,125,815	$953,462	76.3%	5.78%	16.80%
Subordinate interests in whole loans	10	201,760	121,319	77.5%
Mezzanine loans	17	505,221	276,567	80.8%	0.12%
Preferred equity	2	60,792	32,484	79.3%
Total	62	$1,893,588	$1,383,832	77.8%	4.01%	11.58%

(1)	Loan to Value is based upon appraised value at the date of origination. Interest only strips have no appraised value for calculation.

All of our term CDO liabilities are in their reinvestment periods, which means when the underlying assets repay we are able to reinvest the proceeds (assuming we are in compliance with certain financial covenants in our CDOs) in new assets without having to repay the liabilities. Because credit spreads are currently much wider than when we issued these liabilities, we currently expect to earn a higher return on equity on capital redeployed in this market. Approximately $576.4 million, or 41.7%, of our loans have maturity dates in 2010. However, many of these loans contain extension options of at least six months (many subject to performance criteria) and we expect that substantially all loans that qualify will be extended, so it is difficult to estimate how much capital from initial maturities or early pre-payments may be recycled into higher earning investments.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for one of our CDOs will expire in July 2010 and will expire for our other two CDOs in July 2011 and August 2012, respectively. In the past, our ability to reinvest has been instrumental in maintaining compliance with the over-collateralization and interest coverage tests for our CDOs. Following the conclusion of the reinvestment period in one of our CDOs, our ability to maintain compliance with such tests for that CDO will be negatively impacted.

As of December 31, 2009, Gramercy Finance also held interests in two credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

Financing Strategy

Our financing strategy historically had focused on the use of match-funded financing structures. This means that we sought whenever possible to match the maturities of our financial obligations with the maturities of our debt and CMBS investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our cash flow and earnings. In addition, subject to maintaining our qualification as a REIT, we seek whenever possible to match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating rate assets are financed with floating rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allowed us to reduce the impact on our cash flow and earnings of changing interest rates. We used short-term financing in the form of our repurchase agreements, unsecured revolving credit facilities and bridge financings in conjunction with or prior to the implementation of longer-term match-funded financing.

Gramercy Realty properties subject to long-term remaining lease terms are typically financed with long-term, fixed rate mortgage loans issued by life insurance companies or other institutional lenders. However, we had entered into relatively short-term borrowing arrangements to acquire American Financial, such as the mortgage and mezzanine loans collectively referred to as Goldman mortgage and Goldman senior and junior mezzanine loans which are described more fully in Note 9 to the Consolidated Financial Statements. For funding in our Gramercy Finance business, we have historically utilized securitization structures, including CDOs, as well as other match-funded financing structures. Our CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as CMBS, bridge loans, permanent loans, subordinate interests in whole loans and mezzanine loans. In our CDOs, the assets are owned via sale, assignment or participation by the issuer and co-issuer of the applicable CDO and subject to trustee oversight for the benefit of the holders of the bonds. The bonds were rated by one or more rating agencies. One or more classes of the bonds were marketed to a wide variety of fixed income investors, which enabled us to achieve a relatively low cost of long-term financing. CDOs were a suitable long-term financing vehicle for our investments because they enabled us to maintain our strategy of funding substantially all of our assets and related liabilities using the same, or similar, LIBOR benchmark, lock-in a long-term cost of funds tied to LIBOR, and reduced the risk that we have to refinance our liabilities prior to the maturities of our investments.

Each CDO may be replenished, pursuant to limitations imposed by the indenture (including compliance with certain financial covenants) and rating agency guidelines, with substitute collateral for debt investments that are repaid or sold during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as debt investments are repaid or sold. The financial statements of the issuers are consolidated in our financial statements. The originally rated investment grade notes in our CDOs are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the originally rated investment grade notes issued in each CDO were used to repay outstanding debt under our repurchase agreements and to fund additional investments.

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

We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our portfolio of commercial real estate loans and CMBS investment portfolio. The current state of the global capital markets makes it unlikely that in the near term we will be able to issue liabilities similar to our existing CDOs. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. We have also seen a significant decline in our stock price, which has limited our access to additional equity capital. In this environment, we have sought to raise capital through other means, such as modifying debt arrangements, selling assets and aggressively managing our loan portfolio to encourage repayments.

Origination, Acquisition and Asset Management

Our origination, acquisition and disposition of investments are based on careful review and preparation, and generally proceeds as follows:

•	potential investments are analyzed for consistency with investment parameters adopted by our board of directors;
•	potential investment transactions considered are presented at a pipeline meeting attended by our senior executive officers; and
•	prior to consummation, potential investment opportunities must receive the required level of approvals from our senior management and, when applicable, board of directors approval as described more fully below.

Investment transactions of $3.0 million or less must be approved by one of our senior executive officers. The affirmative vote of all members of a credit committee consisting, of our most senior officers, is necessary to approve all transactions over $3 million. The investment committee of our board of directors must unanimously approve all transactions involving investments of (i) $50 million or more with respect to CMBS investments, (ii) $35 million or more with respect to whole loans, (iii) $30 million or more with respect to subordinate interests in whole loans, and (iv) $20 million or over with respect to mezzanine loans, preferred equity, CTL and real estate investments. The full board of directors must approve investments (i) over $75 million with respect to whole loans and CMBS investments, (ii) over $65 million with respect to subordinate interests in whole loans, (iii) over $55 million with respect to mezzanine loans, and (iv) over $50 million with respect to preferred equity, CTL and other real estate investments.

Origination

We utilize an extensive national network of relationships with property owners, developers, mortgage loan brokers, commercial and investment banks and institutional investors. We originate investments in our Gramercy Realty segment directly with financial institutions who are tenants/sellers of properties, and through financial intermediaries experienced in structuring corporate real property transactions. We originate debt investments in direct transactions with borrowers, we co-originate with or acquire existing loan assets from third parties, primarily financial institutions and we may occasionally co-invest with other institutional partners.

Acquisition

Once a potential investment has been identified, we perform comprehensive financial, structural, property, real estate market, operational and legal due diligence to assess the risks of the investment. We generally review the following criteria as part of the underwriting process, where applicable:

•	the historic, in-place and projected property revenues and expenses;
•	the potential for near-term revenue growth and opportunity for expense reduction and increased operating efficiencies;
•	accountants may be engaged to audit operating expense recovery income;
•	the property’s location and its attributes;
•	the valuation of the property based upon financial projections prepared by us and confirmed by an independent “as is” and/or “as stabilized” appraisal;
•	market assessment, including, review of tenant lease files, surveys of property sales and leasing comparables based on conversations with local property owners, leasing brokers, investment sales brokers and other local market participants, and an analysis of area economic and demographic trends, and a review of an acceptable mortgagee’s title policy;
•	market rents, leasing projections for major vacant spaces and near-term vacancies, frequently prepared by commercial leasing brokers with local knowledge, or by members of our leasing and asset management group, and confirmed by discussion with other owners of competitive commercial properties in the same sub-market;
•	the terms and form of the leases at a property;
•	structural and environmental review of the property, including review of engineering and environmental reports and a site inspection, to determine future maintenance and capital expenditure requirements;
•	the requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, tenant improvement and leasing commission costs, real estate taxes and property, casualty and liability insurance;
•	the “Net Cash Flow” for a property, which is a set of calculations and adjustments prepared to assist in evaluating a property’s cash flows. The Net Cash Flow is generally the estimated stabilized annual revenue derived from the use and operation of the property (consisting primarily of rental income and reimbursement of expenses where applicable) after an allowance for vacancies, concessions and credit losses, less estimated stabilized annual expenses;
•	for financing transactions, credit quality of the borrower and sponsors through background checks and review of financial strength and real estate operating experience; and
•	for real estate investments, the credit quality and financial conditions of the financial institution that occupies all, or substantially all, of the property(ies) considered for acquisition.

For commercial property transactions at Gramercy Realty, key factors that are considered in investment decisions include, but are not limited to, the proposed acquisition price, availability of financing, return on invested capital, the financial condition of the tenant, the importance of the property to the tenant’s business (which is often determined by the business groups that occupy the property), the design and functionality of the property, the property’s physical condition, local real estate market conditions, zoning, and the structure of the proposed or existing lease for the property.

For debt investments at Gramercy Finance, key factors that are considered in credit decisions include, but are not limited to, debt service coverage, loan-to-value ratios and property and financial operating performance. Consideration is also given to other factors such as the experience, financial strength, reputation and investment track record of the borrower and individual sponsors, additional forms of collateral and identified likely strategies to effect repayment. Once diligence is completed, we determine the level in the capital structure at which an investment will be made, the pricing for such an investment, and the required legal and structural protections.

Asset Management

Our leasing and asset management group within Gramercy Realty is organized by geographic region and provides for our owned properties: tenant relationship management, leasing, operations, property management, lease administration, property accounting and construction management. Regional heads are primarily accountable for the profitability and investment performance of their portfolios, and have control over income statements and capital expenditures, subject to oversight and approval of senior management. Our approach is intended to provide greater control over operations, capital expenditures, and return on investment.

Our loan servicing and asset management group within Gramercy Finance monitors our debt investments to identify any potential underperformance of the asset and work to remedy the situation in an expeditious manner in order to mitigate any effects of underperformance. The asset manager is responsible for understanding our business plan with respect to each investment and the borrower’s business plan with respect to each property underlying our debt investment and monitoring performance measured against that plan. We believe that asset management is a vital component of our business because it enables us to be responsive, timely, anticipate changes to financing requirements and generally develop a strong relationship that can lead to repeat business.

Operating Policies

Investment and Borrowing Guidelines

We operate pursuant to the following general guidelines for our investments and borrowings:

•	no investments are made that we believe would cause us to fail to qualify as a REIT;
•	no investments are made that we believe would cause us to be regulated as an investment company under the Investment Company Act;
•	substantially all assets and investments are financed in whole or in part through mortgages, securitization, syndication and secured borrowings, and assets intended for inclusion in traditional securitization transactions will be hedged, where possible, against movements in the applicable swap yield through customary techniques;
•	We engage an outside advisory firm to assist in executing and monitoring hedges, advising management on the appropriateness of such hedges, and establishing the appropriate tax and accounting treatment of our hedges; and
•	we will not co-invest with SL Green or any of its affiliates unless the terms of such transaction are approved by a majority of our independent directors.

These investment guidelines may be changed by our board of directors without the approval of our stockholders.

For debt investments, the affirmative vote of all members of a credit committee consisting of our most senior executive officers is necessary to approve all transactions over $3 million.

Hedging Activities

Subject to maintaining qualification as a REIT, we use a variety of commonly used derivative instruments that are considered conventional, or “plain vanilla” derivatives, including interest rate swaps, caps, collars and floors, in our risk management strategy to limit the effects of changes in interest rates on our operations. Each of our CDOs maintains a minimum amount of allowable unhedged interest rate risk. The CDO that closed in 2005 permits a minimum amount of unhedged interest rate risk of 20% of the net outstanding principal balance and both the CDO that closed in 2006 and the CDO that closed in 2007 permit a minimum amount of unhedged interest rate risk of 5% of the net outstanding principal balance. Our hedging strategy consists of entering into interest rate swap and interest rate cap contracts for Gramercy Finance and interest rate caps for Gramercy Realty. The value of our derivatives may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of the risk in our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. We continuously monitor the effectiveness of our hedging strategies and we have retained the services of an outside financial services firm with expertise in the use of derivative instruments to advise us on our overall hedging strategy, to effect hedging trades, and to provide the appropriate designation and accounting of all hedging activities from a GAAP and tax accounting and reporting perspective.

These instruments are used to hedge as much of the interest rate risk as we determine is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our qualifications as a REIT. To the extent that we enter into a hedging contract to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that we derive from the contract is not considered income for purposes of the REIT 95% gross income test and is either non-qualifying for the 75% gross income test (hedges entered into prior to August 1, 2008), or is not considered income for purposes of the 75% gross income test (hedges entered into after July 31, 2008). This change in character for the 75% gross income test was included in the Housing and Economic Recovery Act of 2008. We can elect to bear a level of interest rate risk that could otherwise be hedged when we believe, based on all relevant facts, that bearing such risk is advisable.

Disposition Policies

We evaluate our assets on a regular basis to determine if they continue to satisfy our investment criteria. Subject to market conditions certain restrictions applicable to REITs, we may sell our investments opportunistically and use the proceeds of any such sale for debt reduction, additional acquisitions or working capital purposes.

Equity Capital Policies

Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate.

We may, under certain circumstances, repurchase our common or preferred stock in private transactions with our stockholders if those purchases are approved by our board of directors. Our board of directors has no present intention of causing us to repurchase any shares, and any action would only be taken in conformity with applicable federal and state laws and the applicable requirements for qualifying as a REIT, for so long as our board of directors concludes that we should remain a qualified REIT.

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

Competition

In our investment activities, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, hedge funds, institutional investors, investment banking firms, private equity firms, other lenders, governmental bodies and other entities, which may have greater financial resources and lower costs of capital available to them than we have. We also compete with numerous commercial properties for tenants. Some of the properties we compete with may be newer or have more desirable locations or the competing properties’ owners may be willing to accept lower rents than are acceptable to us. In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes in economic factors and supply and demand of space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meeting our capital needs.

To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal standards when evaluating potential investments than we are, our origination volume and profit margins for our investment portfolio could be adversely affected. Our competitors may also be willing to accept lower returns on their investments and may succeed in originating or acquiring assets that we have targeted for acquisition. Although we believe that we are positioned to compete effectively in each facet of our business, there is considerable competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter further increased competition in the future that could limit our ability to conduct our business effectively.

Compliance With The Americans With Disabilities Act Of 1990

Properties that we acquire, and the properties underlying our investments, are required to meet federal requirements related to access and use by disabled persons as a result of the Americans with Disabilities Act of 1990. In addition, a number of additional federal, state and local laws may require modifications to any properties we purchase, or may restrict further renovations of our properties, with respect to access by disabled persons. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants. Additional legislation could impose additional financial obligations or restrictions with respect to access by disabled persons. If required changes involve greater expenditures than we currently anticipate, or if the changes must be made on a more accelerated basis, our ability to make distributions could be adversely affected.

Industry Segments

Prior to the acquisition of American Financial, we were a REIT focused primarily on originating and acquiring loans and securities related to real estate and operated in only one segment. As a result of the acquisition of American Financial, as of April 2008, we have determined that we operate two reportable operating segments: Finance and Real Estate. The reportable segments were determined based on the management approach, which looks to our internal organizational structure. These two lines of business require different support infrastructures.

The Real Estate segment includes all of our activities related to the ownership and leasing of commercial real estate. In connection with the significant increase in the size and scope of our real estate portfolio resulting from the American Financial acquisition, we developed an integrated asset management platform within Gramercy Realty to consolidate responsibility for, and control over, leasing, lease administration, property management, operations, construction management, tenant relationship management and property accounting.

The Finance segment includes all of our activities related to senior and mezzanine real estate debt and senior and mezzanine capital investment activities and the financing thereof, including our CMBS investments. These include a dedicated management team within Gramercy Finance for real estate lending, origination, acquisition, sales and syndications, asset management and primary and special servicing.

Segment revenue and profit information is presented in Note 23 to the Consolidated Financial Statements.

Employees

As of December 31, 2009, we had 131 employees. Our employees are not represented by a collective bargaining agreement.

Corporate Governance and Internet Address; Where Readers Can Find Additional Information

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the Audit, Nominating and Corporate Governance, and Compensation Committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics.

We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. Readers may read and copy any document that we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

Our internet site is http://www.gkk.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Investor Relations-Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Investment Company Act Exemption

We have conducted our operations and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are a number of exclusions or exemptions under the Investment Company Act that may be applicable to us. We will either be excluded from the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act, by owning or proposing to acquire investment securities having a value not exceeding 40% of the value of the our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or by qualifying for the exclusions from registration provided by Sections 3(c)(5)(C) and/or 3(c)(6) of the Investment Company Act. We will monitor our portfolio periodically and prior to each acquisition to confirm that we continue to qualify for the relevant exclusion or exemption.

Qualifying for the Section 3(c)(5)(C) exemption requires that at least 55% of our portfolio be comprised of “qualifying assets,” and a total of at least 80% of our portfolio be comprised of “qualifying assets” and “real estate-related assets,” a category that includes qualifying assets. We generally expect whole loans, real property investments, and Tier 1 mezzanine loans to be qualifying assets. Substantially all of the commercial properties owned in our Gramercy Realty segment are considered to be “real estate-related assets.” The treatment of distressed debt securities as qualifying assets is based on the characteristics of the particular type of loan, including its foreclosure rights. Junior (first loss) interests in CMBS pools may constitute qualifying assets under Section 3(c)(5)(C), provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool.

Tier 1 mezzanine loans are loans granted to a mezzanine borrower that directly owns interests in the entity that owns the property being financed. Subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C), provided that we have, among other things, approval rights in connection with any material decisions pertaining to the administration and servicing of the relevant mortgage loan and, in the event that the mortgage loan becomes non-performing, we have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process. We generally do not treat preferred equity investments as qualifying assets. In relying on the exemption provided by Section 3(c)(5)(C), we also make investments so that at least 80% of our portfolio is comprised of qualifying assets and real estate-related assets, we expect that all of these classes of investments will be considered real estate-related assets under the Investment Company Act for purposes of the 80% investment threshold.

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

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. Absent succeeding to ownership or control of real property, a secured lender is not likely to be subject to any of these forms of environmental liability. We are not currently aware of any environmental issues which could materially affect us or our operations.

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in the building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potential asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potential asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos-containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

Prior to closing any property acquisition, we obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the result of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures.

While we purchase many of our properties on an “as is” basis, our purchase contracts for such properties contain an environmental contingency clause, which permits us to reject a property because of any environmental hazard at such property. However, we do acquire properties which may have asbestos abatement requirements, for which we set aside appropriate reserves.

We believe that our portfolio is in compliance in all material respects with all federal and state regulations regarding hazardous or toxic substances and other environmental matters.

Insurance

We carry commercial liability and all risk property insurance, including flood, where required, earthquake, wind and terrorism coverage, on substantially all of the properties that we own. For certain net leased properties, however, we rely on our tenant’s insurance and do not maintain separate coverage. We continue to monitor the state of the insurance market and the scope and costs of specialty coverage, including flood, earthquake, wind and terrorism. However, we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.

Our debt instruments, consisting primarily of mortgage loans secured by our properties (which are generally non-recourse to us), and senior and junior mezzanine loans, contain customary covenants requiring us to maintain insurance. Although we believe that we have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. Further, if lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance and/or refinance our properties and expand our portfolio.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Liquidity in the capital markets is essential to our businesses and future growth and we rely on external sources to finance a significant portion of our operations. We have limited liquidity and we may be required to pursue certain measures in order to maintain or enhance our liquidity.

Liquidity is essential to our business and our ability to operate and grow and to fund existing obligations. A primary source of liquidity for us has been the equity and debt capital markets, including issuing common equity, perpetual preferred equity and trust preferred securities. We depend on external financing to fund the growth of our business mainly because, as a REIT, we are required under the Internal Revenue Code to distribute 90% of our taxable income to our stockholders, including taxable income where we do not receive corresponding cash. Our access to equity or debt financing depends on the willingness of third parties to make equity investments in us and provide us with corporate level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry, including us, are currently experiencing, and have at times historically experienced, limited availability of capital, and new capital sources may not be available on acceptable terms, if at all. Our ability to raise capital could be impaired if the capital markets have a negative perception of our long-term and short-term financial prospects or the prospects for mortgage REITs and the commercial real estate market generally. We cannot be certain that sufficient funding or capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient funding on acceptable terms, or at all, we will not be able to operate and/or grow our business, which would likely have a negative impact on the market price of our common stock and our ability to make distributions to our stockholders. In such an instance, a lack of sufficient liquidity would have a material adverse impact on our operations, cash flow, financial condition and our ability to continue as a going concern.

Currently, we have limited liquidity. As of December 31, 2009, our unrestricted cash balance was $138.3 million. We currently do not have a corporate credit facility to draw against for liquidity purposes.

We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking the extension or replacement of our debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. Sales of assets held in the CDOs do not generate unrestricted cash or further liquidity for us because proceeds from CDO asset sales are restricted and available only for reinvestment within the CDOs during the applicable reinvestment period and subject to compliance with various collateral qualification tests. We cannot assure you that we will be successful in measures to improve our liquidity.

For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Certain of our outstanding mortgage and mezzanine loans in Gramercy Realty will mature in March 2011. There is no guarantee that we will be able to refinance all or any portion of indebtedness under these loans prior to maturity. In the event we are only able to refinance a portion of the loans, we would be required to pay a shortfall between the amount refinanced and the principal of the loans. We may not have sufficient capital to satisfy the shortfall, and failure to refinance the entire loans or satisfy the shortfall would subject us to risk of default or foreclosure of underlying property collateral which consists of substantially all of Gramercy Realty assets.

Each of our $241.3 million mortgage loan with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp, and SL Green, or the Goldman Mortgage Loan, and our $553.5 million senior and junior mezzanine loans with GSCMC, Citicorp, KBS Real Estate Investment Trust, Inc. and SL Green, or the Goldman Mezzanine Loans, collateralized by substantially all the properties held by Gramercy Realty and our equity interest in the entities comprising our Gramercy Realty division, will mature in March 2011. These loans were extended from its original maturity in March 2010 when we entered into amendments to these loans. We likely will be unable to refinance the entire amount of indebtedness under the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their final maturity. In the event we are unable to refinance the entire outstanding principal of the Goldman Mortgage Loan and the Goldman

Mezzanine Loans, we will be required to pay the shortfall between the amount we can refinance (if we can at all) and the principal balance. There is no guarantee we will be able to refinance these loans on favorable terms, or at all. We cannot assure you that we will have sufficient capital to satisfy the shortfall, and failure to do so would subject us to risk of default under the Goldman Mortgage Loan and the Goldman Mezzanine Loans. A default could result in the foreclosure of the underlying collateral which consists of all of the Gramercy Realty properties and/or our equity interests in the entities that comprise our Gramercy Realty division collateralizing these loans, which would materially and adversely affect our business, financial condition and results of operations. A loss of the Gramercy Realty portfolio in such circumstances would trigger a substantial book loss to us and would likely result in our company having negative book value.

We utilize a significant amount of debt to finance our portfolios of debt investments and real estate investments, which may subject us to an increased risk of loss, adversely affecting the return on our investments and reducing cash available for distribution.

We utilize a significant amount of debt to finance our operations, which can compound losses and reduce the cash available for distributions to our stockholders. We generally leverage our portfolios through the use of securitizations, including the issuance of CDOs, mortgage and mezzanine borrowings and other borrowings. The leverage we employ varies depending on our ability to obtain financing, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolios and our ability to meet ongoing covenants related to our asset mix and financial performance. Currently, neither our charter nor our bylaws impose any limitations on the extent to which we may leverage our assets. Substantially all of our assets are pledged, as collateral for our secured borrowings. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire. For example, we have purchased, and may purchase in the future, both subordinate classes of bonds and certain investment grade classes of bonds in our CDOs which represent leveraged investments in the collateral debt securities and other underlying assets. The use of leverage through such CDOs creates the risk for the holders of these classes of bonds of increased exposure to losses on a leveraged basis as a result of defaults with respect to such collateral debt securities. As a result, the occurrence of defaults with respect to only a small portion of the collateral debt securities could result in the complete loss of the investment of the holders of the subordinate classes of bonds and defaults with respect to larger or a material portion of the collateral debt securities could result in complete or partial losses of the investment of the holders of certain investment grade classes of bond.

Our debt service payments, including payments in connection with any CDOs, reduce our net income available for distributions. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Additionally, our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control. In particular, the current credit crisis, which began in earnest in mid-2007 and spread throughout the global economy in 2008, 2009, and 2010 to date has materially impacted our business. The credit crisis has, among other things, increased our costs of funds, eliminated our access to the unsecured debt markets and adversely affected our results of operations.

Our outstanding debt contains restrictive covenants relating to our operations.

When we obtain financing, lenders may impose restrictions on us that affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents may contain negative covenants that could limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations and employ leverage beyond certain amounts.

Loan documents also may require compliance with various financial covenants, including minimum liquidity and net worth as well as specified financial ratios such as fixed charge coverage, unencumbered assets to unsecured indebtedness, leverage and debt service coverage. A breach of financial covenants could result in an acceleration of our debt if a waiver or modification is not agreed upon with the lenders, and our ability to continue as a going concern would be affected.

As a result of the credit crisis, our financial performance and credit metrics have put pressure on our ability to meet financial covenants in certain of our mortgage and other debt financings. While we were in compliance with our covenants as of December 31, 2009, we cannot be certain we will continue to be in compliance in the future.

Failure to comply with CDO coverage tests may have a negative impact on our liquidity and net cash flows.

The terms of our CDOs include certain over-collateralization and interest coverage tests, which are used primarily to determine whether and to what extent principal and interest paid on the debt securities and other assets that serve as collateral underlying the CDOs may be used to pay principal and interest on the various classes of notes payable issued by the CDOs. If any of the various CDO tests are not satisfied, distributions that we currently receive with respect to our equity interests in the CDOs, interest and principal payments that we currently receive on certain of the tranches of CDO notes that we hold, as well as the subordinate management fees that we currently receive, will instead be redirected to pay principal on certain senior tranches of CDO notes that are not held by us. Because a material portion of our net cash flow in 2009 came from our CDOs, failure to satisfy the CDO tests could materially and adversely affect our liquidity and net cash flows. Our 2007 CDO failed its over-collaterization tests at the November 2009 distribution date and we do not expect it to regain compliance in 2010. Although our 2005 and 2006 CDOs were in compliance with their CDO tests as of December 31, 2009, the compliance margin, particularly with respect to the 2005 CDO, was thin and relatively small declines in performance and credit metrics could cause those CDOs to fall out of compliance in the future. We cannot be certain that the CDO tests will continue to be satisfied, and that we will continue to receive cash flows relating to our CDOs in the future. If the cash flow from both our 2005 and 2006 CDOs is redirected, our business, financial condition, and results of operations and our ability to continue as a going concern would be materially and adversely affected.

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

Additionally, we could, in certain instances, be removed as the collateral manager of our CDOs, which could result in a loss of the collateral management fees, which are remitted to us by our CDOs. If we were removed as collateral manager or as special servicer of our CDOs, a different collateral manager or special servicer appointed by the holders of the senior class or classes of notes may manage the CDO or service the notes in a manner that is not in our best interests as holder of the equity and subordinated classes of CDO securities.

Our CDOs could continue to generate taxable income for us despite the fact that if in the future we are not receiving cash distributions on our equity and subordinated note holdings from these CDOs. Should this occur, taxable income would continue to be recognized on each underlying investment in the relevant CDO. We would continue to be required to distribute 90% of our REIT taxable income (determined with regard to the dividends paid deduction and excluding net capital gain) from these transactions to continue to qualify as a REIT, despite the fact that we are not receiving cash distributions on our equity and subordinated note holdings from these CDOs.

The reinvestment periods for our CDOs will expire in 2010, 2011 and 2012.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for one of our CDOs will expire in July 2010 and will expire for our other two CDOs in July 2011 and August 2012, respectively. In the past, our ability to reinvest has been instrumental in maintaining compliance with the over-collateralization and interest coverage tests for our CDOs. Following the conclusion of the reinvestment period in one of our CDOs, our ability to maintain compliance with such tests for that CDO will be negatively impacted.

Potential rating agency downgrades may adversely affect our ability to reinvest CDO proceeds.

To date, rating agency downgrades and impairments of our loan investments and CMBS investments have not impeded our right to reinvest CDO proceeds as provided in the operative CDO documents. However,

there can be no assurance that our right to reinvest CDO proceeds will not be impaired by future rating agency downgrades or investment impairments and, in such event, the cash flows that otherwise would have been payable to us, as the holder of certain junior and senior tranches of notes payable issued by our CDOs, may, depending on circumstances, instead be redirected to pay principal and interest on the most senior tranches of notes payable issued by our CDOs, which are owned by third parties. As a result, such downgrades could have a material adverse effect on our liquidity, results of operations and business.

Our mortgage and mezzanine loans contain cross-default provisions.

Certain of our mortgage and mezzanine loan agreements contain cross-default provisions whereby a default under one agreement could result in a default and acceleration of indebtedness under other agreements. If a cross-default were to occur, we may not be able to pay our debts or access capital from external sources in order to refinance our debts. If some or all of our debt obligations default and it causes a default under other indebtedness, our business, financial condition and results of operations would be materially and adversely affected and our ability to continue as a going concern would be affected.

If we are unable to generate sufficient funds or obtain financing for future capital commitments, we may not be able to repay indebtedness or fund our other liquidity needs, which could have a material adverse effect on us.

At December 31, 2009, we had future funding commitments of approximately $27.7 million related to real estate debt investments we held. Additionally, with respect to our owned real estate investments, our leases and debt agreements typically require us as landlord and borrower to maintain our properties in good operating condition, which often involves capital expenditures. Our ability to fund future capital commitments and capital expenditures will depend, to a certain extent, on general economic, financial, competitive and other factors that may be beyond our control. We cannot be certain that our business will generate sufficient cash flow from operations, that we will be able to raise funds in the capital markets or that future borrowings will be available to us in an amount sufficient, if at all, to enable to us to fund our liquidity needs. Our inability to fund future commitments or required capital expenditures on our owned real estate investments may cause borrowers, tenants or lenders to take legal action against us, which could have a material adverse effect on us. For more information on our contractual commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

We presently have virtually no additional borrowing capacity.

We currently do not have a corporate credit facility to draw against for liquidity purposes and substantially all of our assets are pledged as collateral for our secured borrowings. As a result, we must fund future funding commitments and capital expenditures with existing liquidity, including unrestricted cash and cash in our CDOs, or future liquidity resulting from asset sales, which will have a significant impact on our liquidity position. If we are unable to meet future funding commitments or fund required capital expenditures, our borrowers or tenants may take legal action against us, which could have a material adverse effect.

We have incurred substantial impairments of our assets and may incur significant loan loss reserves/impairments in the future.

Due to a variety of factors, including current adverse market conditions affecting the real estate market, we have recorded substantial loan loss provisions. For the year ended December 31, 2009 and 2008, we recorded approximately $517.8 million and $97.9 million, respectively, in loan loss provisions and impairment losses related to our investments. Our debt investments and real estate investments may suffer additional loan loss provisions/impairments in the future causing us to recognize significant losses. If we are unsuccessful in renegotiating, selling or otherwise resolving assets that are currently nonperforming or that we expect will become nonperforming, we may experience loss of principal or reduced income available for distributions. Investors and lenders alike could lose confidence in the quality and value of our assets. These impairments, or the perception that these impairments may occur, can depress our stock price, harm our liquidity and materially adversely impact our results of operations. We may be forced to sell substantial assets at a time when the market is depressed in order to support or enhance our liquidity. Despite our need to sell substantial assets, we may be unable to make such sales on favorable terms or at all, further materially damaging our liquidity and operations. If we are unable to maintain adequate liquidity as a result of these impairments or otherwise, our ability to continue as a going concern would be affected and you could lose some or all of your investment.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management’s judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. We must evaluate existing conditions on our debt investments to make determinations to take loan loss reserves on these specific investments. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance, the market price of our common stock and our ability to make distributions to our stockholders.

Higher loan loss reserves are expected if economic conditions do not improve.

If the decline in the U.S. and global economies do not stabilize and reverse, we will likely continue to experience loan loss reserves, potential defaults and asset impairment charges in 2010. Borrowers may also be less able to pay principal and interest on loans if the economy continues to weaken and they continue to experience financial stress. Declining real property values also would increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher loan loss reserves. Any sustained period of increased defaults and foreclosures would adversely affect our interest income, financial condition, business prospects and our cash flows.

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

The current weakness in the financial markets could adversely affect us or one or more of our lenders, which could result in increases in our borrowing costs, reduction in our liquidity and reductions in the value of the investments in our portfolio.

The continuing dislocations in the financial markets have adversely affected our counterparties providing funding for our loan or CMBS investments or real estate assets, and could cause such counterparties to be unwilling or unable to provide us with additional financing. This could potentially limit our ability to finance our investments and operations, increase our financing costs and reduce our liquidity. If one or more major market participants fails or withdraws from the market, it could negatively impact the marketability of all fixed income securities, and this could reduce the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if our counterparties are unwilling to or unable to provide us with financing, we could be forced to sell our investments at a time when prices are depressed. If this were to occur, it could prevent us from complying with the REIT asset and income tests necessary to fulfill our REIT qualification requirements or could cause us not to qualify for an exemption from the Investment Company Act, and otherwise materially harm our results of operation and financial outlook.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect and our business may not benefit from, and may be adversely impacted by, these actions and further government or market developments could adversely impact us.

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

In response to the recent unprecedented financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or the EESA, was signed into law on October 3, 2008. The EESA provides the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008. The ESSA also provides for a program that would allow companies to insure their troubled assets. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009, or ARRA, a $787 billion stimulus bill for the purpose of stabilizing the economy by creating jobs among other things. As of February 12, 2010, the U.S. Treasury is managing or overseeing the following programs under TARP: the Capital Purchase Program, the Systemically Failing Institutions Program, the Auto Industry Financing Program and the Homeowner Affordability, the Legacy Public-Private Investment Program, and Stability Plan, which is partially financed by TARP.

These can be no assurance that the EESA, TARP or other programs will have a beneficial impact on the financial markets, including current extreme levels of volatility. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

We rely on a small number of persons who comprise our existing senior management team to implement our business and investment strategies. While we have entered into employment agreements with certain member of our senior management team, they may nevertheless cease to provide services to us at any time.

The loss of services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business.

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in our investment origination volume, loan loss reserves or impairments, loan maturities, variations in the timing of prepayments, the degree to which we encounter competition in our markets and general economic conditions.

Maintenance of our Investment Company Act exclusions and exemptions imposes limits on our operations.

We believe that there are a number of exclusions and exemptions under the Investment Company Act that may be applicable to us and we have conducted and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We will either be excluded from the definition of investment company under Section 3(a)(1)(C) of the Investment Company Act, by owning or proposing to acquire “investment securities” having a value not exceeding 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or exempted by qualifying for the exemptions from registration provided by Sections 3(c)(5)(C) and/or 3(c)(6) of the Investment Company Act. For example, Section 3(c)(5)(C) exempts from the definition of “investment company” any person who is “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Additionally, Section 3(c)(6) exempts from the definition of “investment company” any company primarily engaged, directly or through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The assets that we have acquired and may acquire in the future, therefore, are limited by the provisions of the Investment Company Act and the exclusions and exemptions on which we rely. In addition, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on our business and our ability to pay dividends.

To maintain our qualification for an exclusion from registration under the Investment Company Act pursuant to Sections 3(c)(5)(C) and 3(c)(6) at least 55% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets under Section 3(c)(5)(C) of the Investment Company Act, and 80% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets and real estate-related assets under Section 3(c)(5)(C) of the Investment Company Act. In addition, we may not issue redeemable securities. To comply with the Section 3(c)(5)(C) exemption, we may from time to time buy RMBS and other qualifying assets. We generally expect that mortgage loans, junior (first loss) interests in whole pool CMBS, CTL and other real property investments, certain distressed debt securities and Tier 1 mezzanine loans to be qualifying assets under the Section 3(c)(5)(C) exemption from the Investment Company Act. Tier 1 mezzanine loans are loans granted to a mezzanine borrower that directly owns interests in the entity that owns the property being financed. The treatment of distressed debt securities as qualifying assets is, and will be, based on the characteristics of the particular type of loan, including its foreclosure rights. Junior (first loss) interests in CMBS pools may constitute qualifying assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Similarly, subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C) provided that, among other things, approval rights in connection with any material decisions pertaining to the administration and servicing of the relevant mortgage loan and, in the event that the mortgage loan becomes non-performing, we have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process. We generally do not treat non-Tier 1 mezzanine loans and preferred equity investments as qualifying assets. Although we monitor our portfolio periodically and prior to each origination or acquisition of a new asset or disposition of an existing asset, there can be no assurance that we will be able to maintain an exclusion or exemption from registration. Further, we may not be able to invest in sufficient qualifying and/or real estate-related assets and future revision or interpretations of the Investment Company Act may cause us to lose our exclusion or exemption or force us to re-evaluate our portfolio and our business strategy. Such changes may prevent us from operating our business successfully. To the extent that the staff of the SEC provides more specific guidance regarding the treatment of assets as qualifying assets or real estate-related assets, we may be required to adjust our investment strategy accordingly. Any additional guidance from the staff of the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

In consultation with legal and tax advisors, we periodically evaluate our assets, and also evaluate prior to an acquisition or origination the structure of each prospective investment or asset, to determine whether we avoid coming within the definition of investment company in Section 3(a)(1)(C) and/or whether we believe the investment will be a qualifying asset for purposes of maintaining the exemptions found in Sections 3(c)(5)(C) and/or 3(c)(6) from registration under the Investment Company Act. We consult with counsel to verify such determination as appropriate. If we are obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act, including limitations on capital structure, restrictions on specified investments prohibitions on transactions with affiliates, changes in the composition of our board of directors and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

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

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated, or conversely previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we make investments that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions.

We may experience reductions in portfolio income which would reduce our ability to make distributions over time.

Due to our status as a REIT, we are required to distribute at least 90% of our REIT taxable income, if any, to stockholders. We may experience declines in the size of the investment portfolio over time. A reduction in the size of our portfolio would also result in reduced income available for distribution and thereby lessen our ability to make distributions to our stockholders.

If we fail to achieve adequate operating cash flow, our ability to make distributions will be adversely affected.

As a REIT, we must distribute annually at least 90% of our REIT taxable income, if any, to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends. No assurance can be given as to our ability to pay distributions to our stockholders.

The competitive pressures we face as a result of operating in a highly competitive market could have a material adverse effect on our business, financial condition, liquidity and results of operations.

The current state of the global credit markets has resulted in a lack of liquidity and significant volatility in the types of asset classes that we have historically invested. These disruptions are currently and are expected to continue to limit our ability and our competitors’ ability to execute on historical investment strategies. Upon the return of liquidity to the credit markets, we expect to continue to encounter significant competition in seeking investments. We have significant competition with respect to our acquisition and origination of assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face, if not effectively managed, may have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. Adverse economic conditions could harm the value of our properties, the property underlying our asset-backed securities or the securities markets in general which could harm our operating results and revenues and may result in the volatility of the value of our securities.

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on communications and information systems, some of which are provided by third parties. Any failure or interruption of our systems could cause delays or other problems, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Lack of diversification in number of investments increases our dependence on individual investments.

If we acquire larger loans or property interests, our portfolio will be concentrated in a smaller number of assets, increasing the risk of loss to stockholders if a default or other problem arises. Alternatively, if through loan repayments, loan resolutions or property sales we reduce the aggregate amount of our debt investment portfolio or our property investment portfolio, and number of investments in either or each, our portfolio may become concentrated in larger assets, thereby reducing the benefits of diversification by geography, property type, tenancy or other measures.

Risk Relating to Our Capital Structure and Access to Liquidity

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, which has negatively impacted our business, and may have a material adverse effect on us.

Beginning in 2007 and continuing during 2008, 2009 and 2010 to date, the credit and capital markets have been materially impacted. The commercial real estate and mortgage, the asset-backed, corporate and other credit and equity markets have experienced accelerated default rates and declining values. Volatility and risk premiums in most credit and equity markets have increased dramatically while liquidity has decreased. Increasing concerns regarding the U.S. and world economic outlook, such as large asset write-downs at banks, volatile oil prices, declining business and consumer confidence and increased unemployment, are compounding these issues and risk premiums in most capital markets remain near historical all-time highs. The factors described above have resulted in substantially reduced commercial mortgage loan originations and securitizations, and are precipitating more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, are finding it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

Due to these conditions, the commercial real estate finance market has experienced higher volatility, reduced liquidity and accelerating default rates. Credit has become more expensive and difficult to obtain for us and our competitors. The cost of financing as well as overall market-demanded risk premiums in commercial lending have increased. Most lenders are imposing more stringent restrictions on the terms of credit and there is a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets, further declines in real estate values in the U.S. and continuing credit and liquidity concerns have had a material adverse effect on us. Additionally, there is no assurance that the increased financing costs, financing with increasingly restrictive terms or the increase in risk premiums that are demanded by investors will not have a material impact on our future profitability measures.

Our CDO financing agreements may limit our ability to make investments.

Each CDO financing that we engage in contains certain eligibility criteria with respect to the collateral that we seek to acquire and sell to the CDO issuer. If the collateral does not meet the eligibility criteria for eligible collateral as set forth in the transaction documents of such CDO transaction, we may not be able to acquire and sell such collateral to the CDO issuer. The inability of the collateral to meet eligibility requirements with respect to our CDOs may limit our ability to execute our business plan. In the event that an investment that we believe is favorable to our company does not meet eligibility requirements for our CDOs, we may be unable to obtain alternative financing for such investment.

We may not be able to issue CDO securities on attractive terms or at all, which may require us to seek more costly financing for our investments or to liquidate assets.

Conditions in the capital markets have made the issuance of a CDO unavailable to us. In recent years, we have relied, to a substantial extent, on CDO financings to obtain match funded financing for our investments. Unless and until the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis, if available. If such other forms of long-term financing are unavailable, it may be necessary to fund our investments using shorter-term debt financing, in which case we would not meet our objective of match funding for substantially all of our investments. There can be no assurance as to whether or when demand for commercial real estate CDOs will return or the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

If we issue senior securities we will be exposed to additional restrictive covenants and limitations on our operating flexibility, which could adversely affect our ability to pay dividends.

If we decide to issue senior securities in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Holders of senior securities may be granted specific rights, including but not limited to: the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments and rights to require approval to sell assets. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities.

We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business plan and our ability to distribute dividends.

We have financed our assets through a variety of means, including mortgages, mezzanine loans, repurchase agreements, secured and unsecured credit facilities, CDOs, other structured financings and junior subordinated debentures. We have also financed our investments in the past through the issuance of trust preferred securities. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and wider credit spreads. We cannot be certain that these markets, especially the structured finance markets, will provide an efficient source of long-term financing for our assets. Our ability to finance through CDOs is subject to a level of investor demand which has almost entirely been curtailed. If our strategy is not viable, we will have to attempt to find alternative forms of long-term financing for our assets, such as secured revolving credit facilities and repurchase facilities, if available. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, to service our debt thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

In addition, we depend upon the availability of adequate financing sources and capital for our operations. As a REIT, we are required to distribute at least 90% of our REIT taxable income, if any, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain our earnings for new investments. We cannot be certain that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.

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

The yield on our investments in real estate securities and loans is sensitive to changes in prevailing interest rates and changes in prepayment rates. Changes in interest rates can affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. We tend to price loans at a spread to either United States Treasury obligations, swaps or LIBOR. A decrease in these indexes will lower the yield on our investments, except to the extent certain of our loans contain floors below which the interest rate cannot decline. Conversely, if these indexes rise materially, borrowers may be unable to meet their debt service requirements and borrow the higher-leverage loans that we target. For more information on interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in this Annual Report on Form 10-K.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate investments would not change, which would adversely affect our profitability.

Our operating results depend in large part on differences between the income from our investments, net of financing costs. In most cases, for any period during which our investments are not match-funded, the income from such debt investments will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our investments. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit or eliminate our ability to make distributions to our stockholders. For more information on interest rate risk, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” in this Annual Report on Form 10-K.

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

Risks Related to Our Investments

Some of our portfolio investments may be recorded at fair value, as a result, there will be uncertainty as to the value of these investments.

Changes in the market values of our investments in securities available for sale will be directly charged or credited to stockholders’ equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of a security is other-than-temporary, such decline will reduce earnings. Any such charges may result in volatility in our reported earnings and may adversely affect the market price of our common stock. Some of our portfolio investments may be in the form of securities, including CMBS, that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these investments quarterly. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation. However, our investments may not appreciate in value and, in fact, may decline in value, and the debt securities we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

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

We may in the future enter, into joint venture agreements that contain terms in favor of our partners that may have an adverse effect on the value of our investments in the joint ventures. For example, we may be entitled under a particular joint venture agreement to an economic share in the profits of the joint venture that is smaller than our ownership percentage in the joint venture, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner’s interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which may have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations.

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

The presence of hazardous substances, if any, on our properties may adversely affect our ability to sell an affected property and we may incur substantial remediation costs, thus harming our financial condition. In addition, although our leases, if any, will generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we nonetheless would be subject to strict liability by virtue of our ownership interest for environmental liabilities created by such tenants, and we cannot ensure the stockholders that any tenants we might have would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

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

A significant portion of our revenue is derived from leases to financial institutions. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate, including negative conditions caused by the recent disruptions in the financial markets. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks’ loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base was more diversified.

Certain tenants represent a significant portion of the revenue generated by our Gramercy Realty business and failure of these tenants to perform their obligations or renew their leases upon expiration may adversely affect our cash flow and ability to pay distributions to our stockholders.

As of December 31, 2009, Bank of America and Wachovia Bank represented approximately 41.7% and 15.7%, respectively, of Gramercy Realty’s portfolio base rental income and occupied approximately 44.2% and 17.7%, respectively, of our total rentable square feet. The default, financial distress or insolvency of Bank of America or Wachovia Bank, or the failure of any of these parties to renew their leases with us upon expiration, could cause interruptions in the receipt of lease revenue from these tenants and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale. We may be unable to lease the vacant property at a comparable lease rate or at all, which could have a material adverse impact on our operating results and financial condition as well as our ability to make distributions to stockholders.

Certain of our leases permit our tenants to terminate their leases, in whole or in part, prior to their stated lease expiration dates, sometimes with little or no termination fee being paid to us.

Certain of our leases, including our two large portfolio leases with Bank of America, which we refer to as the BBD 1 and BBD 2 Portfolios, our large portfolio lease with Wachovia Bank, which we refer to as the WBBD Portfolio, and our Dana Portfolio lease with Bank of America, permit our tenants to terminate their lease as to all or, in most cases, a portion of the leased premises prior to their stated lease expiration dates. Most such terminations can be effectuated by our tenants with little or no termination fee being paid to us. When tenants exercise early termination rights, our cash flow and earnings will be adversely affected to the extent that we are unable to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants. Our tenants have noticed us that they will vacate 357,234 square feet of leased premises in 2010, and are contractually permitted to vacate an additional 23,536 square feet during 2010. The potential terminations constitute approximately 1.7% of the currently leased premises in our Gramercy Realty portfolio.

Our cash flow will be reduced when Bank of America, as tenant under our Dana Portfolio lease, ceases making base rental payments in January 2011 and when significant rent step-downs occur in 2010 under the terms of a lease agreement with Regions Financial.

Our Dana Portfolio consists of 13 office buildings and two parking facilities containing approximately 3.8 million square feet that we primarily lease to Bank of America pursuant to a lease that we acquired in the American Financial merger. Under the terms of that lease, which was originally entered into by Bank of America, as tenant, and Dana Commercial Credit Corporation, as landlord, as part of a larger bond-net lease transaction, Bank of America is required to make annual base rental payments of approximately $40.4 million in January 2010, and annual base rental payments of approximately $3.0 million in January 2011 and no annual base rental payments from 2012 through lease expiration in June 2022. The full 2010 rental payment of approximately $40.4 million was received in December 2009. Starting in January 2011, our cash flow will be reduced by Bank of America’s reduction in annual base rent under the Dana Portfolio lease to the extent that we are unable to generate an equivalent amount of net rent by leasing space vacated by Bank of America within the Dana Portfolio to new third party tenants. Additionally, under terms of the lease agreement with Regions Financial, rent for approximately 570,000 square feet will step down by approximately $5.1 million annually, beginning in July 2010.

Rising operating expenses relating to our properties could reduce our cash flow and funds available for future distributions.

Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If the properties do not generate revenue sufficient to meet expenses, including debt service, tenant improvements, leasing commissions and other capital expenditures, our cash flow will be negatively impacted and we may have to utilize our existing liquidity to cover these expenses or risk forfeiture of the assets if we default on any associated debt obligations.

With limited exceptions, we acquire properties on an “as is” basis and, therefore, the value of these properties may decline if we discover problems with the properties after we acquire them.

We often acquire properties on an “as is” basis. We may receive limited representations, warranties and indemnities from the sellers and, in certain cases, we may be required to indemnify the sellers for certain matters, including environmental matters, in connection with our acquisition of such properties. In addition, we may purchase properties that have known or suspected environmental conditions, on the condition that the seller agrees, depending on the terms of the relevant purchase and sale contract, to either (i) investigate or remediate the environmental conditions, (ii) deduct the mutually agreed cost of remediation from the purchase price or (iii) indemnify us for the costs of investigating or remediating the environmental conditions, which indemnity may be limited. If we discover issues or problems related to the physical condition of a property, zoning, compliance with ordinances and regulations or other significant problems after we acquire the property, we typically have no recourse against the seller and the value of the property may be less than the amount we paid for such property. We may incur substantial costs in remediating or repairing a property that we acquire or in ensuring its compliance with governmental regulations. These capital expenditures would reduce cash available for distribution to our stockholders. In addition, we may be unable to rent these properties on terms favorable to us, or at all.

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

Many of our tenants are banks that are not eligible to be debtors under the federal bankruptcy code, but would be subject to the liquidation and insolvency provisions of applicable banking laws and regulations. If the FDIC were appointed as receiver of a banking tenant because of a tenant’s insolvency, we would become an unsecured creditor of the tenant and be entitled to share with the other unsecured non-depositor creditors in the tenant’s assets on an equal basis after payment to the depositors of their claims. The FDIC has broad powers to reject any contract (including a lease) of a failed depository institution that the FDIC deems burdensome if the FDIC determines that such rejection is necessary to promise the orderly administration of the institution’s affairs. By federal statute, a landlord under a lease rejected by the FDIC is not entitled to claim any damages with respect to the disaffirmation, other than rent through the effective date of the disaffirmation. The amount paid on claims in respect of the lease would depend on, among other factors, the amount of assets of the insolvent tenant available for unsecured claims. We may recover substantially less than the full value of any unsecured claims, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders at historical levels or at all.

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

Certain of our mortgage loans that we assumed in connection with the American Financial merger impose “cash traps” when the financial performance of the property or the portfolio of properties securing such loans fails to meet certain pre-determined financial metrics, which if enforced could adversely affect our financial condition and operating results.

If the provisions relating to “cash traps” in our mortgage loans are triggered as a result of the failure of the mortgaged properties to meet certain financial performance metrics, we may be required to fund excess cash flow into reserve accounts with our mortgage lenders until compliance with the required metrics is achieved and, in such event, our liquidity will be negatively impacted and this could have a material adverse effect on our results of operations and financial condition.

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

Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos-containing materials, or ACMs, when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements, and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third parties to seek recovery against us for personal injury associated with ACMs. There are or may be ACMs at certain of our properties. We have either developed and implemented or are in the process of developing and implementing operations and maintenance programs that establish operating procedures with respect to ACMs.

In March 2005, GAAP clarified that the term conditional asset retirement obligation as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset.

To comply with GAAP we assessed the cost associated with our legal obligation to remediate asbestos in our properties known to contain asbestos. We believe that the majority of the costs associated with our remediation of asbestos have been identified and recorded in compliance with GAAP, however other obligations associated with asbestos in our properties may exist. Other obligations associated with asbestos in our properties will be recorded in our consolidated statement of operations in the future when/if the cost is incurred.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely impact our ability to pay dividends to stockholders at historical levels or at all.

All of our properties are required to comply with the Americans with Disabilities Act, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions with respect to their operations, we could be required to expend our own funds to achieve such compliance should our tenants fail to do so. In addition, we (and not our tenants) are generally required to comply with ADA provisions within the parking lots, access ways and other common areas of the properties we own and to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our ability to pay dividends to stockholders at historical levels or at all.

An uninsured loss or a loss that exceeds the policies on our properties could subject us to lost capital or revenue on those properties.

Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenants’ expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies issued by companies holding general policyholder ratings of at least “A” as set forth in the most current issue of Best’s Insurance Guide. Insurance policies for property damage are generally in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements and insure against all perils of fire, extended coverage, vandalism, malicious mischief and special extended perils (“all risk,” as that term is used in the insurance industry). Insurance policies are generally obtained by the tenant providing general liability coverage varying between $1.0 million and $10.0 million depending on the facts and circumstances surrounding the tenant and the industry in which it operates. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the properties and all of their appurtenant areas.

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

We own both assets secured by real estate and real estate directly. Real estate investments are subject to risks particular to real property, including:

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

The value of our investments and the income from our real estate investments may be significantly adversely affected by a number of factors, including:

•	national, state and local economic climates;
•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area;
•	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;
•	competition from comparable properties;
•	the occupancy rate of our properties;
•	the ability to collect on a timely basis all rent from tenants;
•	the effects of any bankruptcies or insolvencies of major tenants;
•	the expense of re-leasing space;

•	changes in interest rates and in the availability, cost and terms of mortgage funding;
•	the impact of present or future environmental legislation and compliance with environmental laws;
•	cost of compliance with the American with Disabilities Act of 1990;
•	adverse changes in governmental rules and fiscal policies;
•	civil unrest;
•	acts of nature, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses);
•	acts of terrorism or war and;
•	adverse changes in zoning laws; and other factors which are beyond our control.

We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their obligations under our leases.

We own the properties leased to the tenants of our CTL and real estate investments and we receive rents from the tenants during the terms of our leases. A tenant’s ability to pay rent is determined by the creditworthiness of the tenant. If a tenant’s credit deteriorates, the tenant may default on its obligations under our lease and the tenant may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our CTL and real estate investments. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease. In other circumstances, where a tenant’s financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the agreed rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our financial performance, the market prices of our securities and our ability to pay dividends could be materially adversely affected.

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

Many of our commercial real estate loans were made to borrowers who had a business plan to improve the collateral property. The current economic environment has created a number of obstacles to borrowers attempting to achieve their business plans, including lower occupancy rates and lower lease rates across all property types, which continues to be exacerbated by high unemployment and overall financial uncertainty. If borrowers are unable achieve their business plans, the related commercial real estate loans could go into default and severely impact our operating results and cash flows.

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

We currently have certain loans that permit interest to be accrued until the loans’ maturity or refinancing.

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

The loans we invest in and the commercial mortgage loans underlying the CMBS we invest in are subject to risks of delinquency, foreclosure and loss.

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

A subordinate interest in a whole loan is a mortgage loan typically (i) secured by a whole loan on a single large commercial property or group of related properties and (ii) subordinated to a senior interest secured by the same whole loan on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for subordinate interest owners after payment to the senior interest owners. Subordinate interests reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, subordinate interests can vary in their structural characteristics and risks. For example, the rights of holders of subordinate interests to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each subordinate investment. Further, subordinate interests typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. Subordinate interests also are less liquid than CMBS, thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in these investments could subject us to increased risk of losses.

Investments in mezzanine loans involve greater risks of loss than senior loans.

Investments in mezzanine loans are secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. Frequently, senior loans mature simultaneously and unless extended, the investments in the mezzanine loans may be severely impaired. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

We evaluate the collectability of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss provision is calculated by comparing the carrying amount of the investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. We cannot be certain that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we actually collect, including amounts we would collect if we chose to sell these investments before their maturity. If we collect less than our estimates, we will record charges which could be material.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

We have acquired or originated, and may continue to acquire or originate in the future, certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (for example, for investments rated by Moody’s Investors Service, ratings lower than Baa3, and for Standard & Poor’s, BBB- or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

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

Substantially all of our securities investments have explicit ratings assigned by at least one of the three leading nationally-recognized statistical rating agencies. However, we may invest in unrated securities or participate in unrated or distressed mortgage loans. An economic downturn, for example, could cause a decline in the price of lower credit quality investments and securities because the ability of the obligors of mortgages, including mortgages underlying CMBS, to make principal and interest payments may be impaired. If this were to occur, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments and securities. We have not established and do not currently plan to establish any investment criteria to limit our exposure to these risks for future investments.

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

In general, losses on a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. Likewise, we may not be able to recover some or all of our investment in certain subordinated loans in which we obtain interests. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the value subsequently declines and, as a result, less collateral is available to satisfy interest and principal payments due on the related CMBS, the securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.

An economic slowdown or recession, such as we are experiencing, could increase the risk of loss on our investments in subordinated CMBS. The prices of lower credit-quality securities, such as the subordinated CMBS in which we may invest, are very sensitive to adverse economic downturns or individual property developments. An economic downturn or a projection of an economic downturn could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying CMBS to make principal and interest payments may be impaired. In such event, existing credit support to a securitized structure may be insufficient to protect us against loss of our principal on these securities.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower, we assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

We may be required to repurchase loans that we have sold or to indemnify holders of our CDOs.

If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers, and the underlying properties, we may be required to repurchase those loans (including from a trust vehicle used to facilitate a structured financing of the assets through CDOs) or replace them with substitute loans. In addition, we may elect to repurchase loans from our CDOs, although we are not required to do so. In the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our balance sheet, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results and our ability to make distributions to our stockholders.

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

Because the CMBS markets remain illiquid and other participants in the commercial real estate lending have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets. Property values have also decreased over the past year because of scarcity of financing, which, when it is available, has terms generally at much lower leverage and higher cost than available in prior years. Uncertainty regarding future economic conditions and higher returning investment opportunities available in other asset classes have also negatively impacted commercial real estate values. These conditions, together with wide-spread downgrades of CMBS by the rating agencies, significantly higher risk premiums required by investors and uncertainty surrounding commercial real estate generally, have had a negative impact on CMBS and have significantly decreased the current market value of most of the CMBS that we own.

Recent market conditions and the risk of continued market deterioration have caused and may continue to cause uncertainty in valuing our real estate securities.

The continued market volatility and the lack of liquidity has made the valuation process pertaining to certain of our assets extremely difficult, particularly our CMBS assets for which there is very little market activity. Historically, our estimate of the value of these investments was primarily based on active new issuance and the secondary trading market of such securities as compiled and reported by securities dealers and independent pricing agencies. The current market environment is absent new issuances and there has been reduced secondary trading of CMBS. Therefore, our estimate of fair value may require significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flows and other relevant market and security-specific data as appropriate. The amount that we could obtain if we were forced to liquidate our securities portfolio into the current market could be materially different than management’s best estimate of fair value.

Credit ratings assigned to our CMBS investments are subject to ongoing evaluation and we cannot assure you that the ratings currently assigned to our investments will not be downgraded or that they accurately reflect the risks associated with those investments.

Some of the CMBS securities in which we invest are rated by S&P, Moody’s and/or Fitch. Rating agencies rate these investments based upon their assessment of the perceived safety of the receipt of principal and interest payments from the issuers of such debt securities. Credit ratings assigned by the rating agencies may not fully reflect the true risks of an investment in such securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on recently available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may in fact be better or worse than the ratings indicate. We try to reduce the impact of the risk that a credit rating may not accurately reflect the risks associated with a particular debt security by not relying solely on credit ratings as the indicator of the quality of an investment. We make our acquisition decisions after factoring in other information, such as the discounted value of a CMBS security’s projected future cash flows, and the value of the real estate collateral underlying the mortgage loans owned by the issuing Real Estate Mortgage Investment Conduit, or REMIC, trust. However, our assessment of the quality of a CMBS investment may also prove to be inaccurate and we may incur credit losses in excess of our initial expectations.

Credit rating agencies may also change their methods of evaluating credit risk and determining ratings on securities backed by real estate loans and securities. These changes have increased in frequency over the past year and in the future may occur quickly and often. Downgrades of CMBS could result in subsequent downgrades in the CDO liabilities issued by our CDOs. The commercial real estate mortgage finance, real estate and capital markets’ ability to understand and absorb these changes, and the impact to the securitization market in general, are difficult to predict, and such downgrades could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We may not be able to find suitable replacement investments for CDOs within reinvestment periods.

Our CDOs have periods where principal proceeds received from assets securing the CDO can be reinvested only for a defined period of time, commonly referred to as a reinvestment period, and only if we are in compliance with certain collateral quality tests as set forth in the operative documents for each of our CDOs. The reinvestment period on our 2005 CDO will end in July 2010. Our ability to find suitable investments during the reinvestment period that meet the criteria set forth in the CDO documentation and by rating agencies may determine the success of our CDO investments. Our potential inability to find suitable investments may cause, among other things, lower returns, interest deficiencies, hyper-amortization of the senior CDO securities and may cause us to reduce the life of our CDOs and accelerate the amortization of certain fees and expenses.

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

Our investments in commercial real estate loans and real estate securities are subject to changes in credit spreads. When credit spreads widen, the economic value of our existing loans decrease. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the economic value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. The economic value of our commercial real estate loan portfolio and our real estate securities portfolio has been significantly impacted, and may continue to be significantly impacted, by credit spread widening.

Our hedging transactions may limit our gains or result in losses.

Subject to maintaining our qualification as a REIT, we use a variety of derivative instruments that are considered conventional “plain vanilla” derivatives, including interest rate swaps, caps, collars and floors, in our risk management strategy to limit the effects of changes in interest rates on our operations. The value of our derivatives may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of the risk in our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. Our hedging transactions, which are intended to limit losses, may actually limit gains and increase our exposure to losses. The use of derivatives to hedge our liabilities carries certain risks, including the risk that losses on a hedge position will reduce the cash available for distribution to stockholders and that these losses may exceed the amount invested in such instruments. A hedge may not be effective in eliminating all of the risks inherent in any particular position and could result in higher interest rates than we would otherwise have. In addition, there will be various market risks against which we may not be able to hedge effectively. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates, and our qualification as a REIT may limit our ability to effectively hedge our interest rate exposure. Our profitability may be adversely affected during any period as a result of the use of derivatives. Also, mark-to-market adjustments on our hedging transactions may require us to post additional collateral or make a cash deposit that reduces our available liquidity.

Certain of our assets may be subject to purchase rights or rights of first offer in favor of SL Green, which could reduce their marketability or value.

Our agreements with SL Green in connection with our commercial property investments in 885 Third Avenue and Two Herald Square contain a buy-sell provision that can be triggered by us in the event we and SL Green are unable to agree upon a major decision that would materially impair the value of the assets. Such major decisions involve the sale or refinancing of the assets, any extensions or modifications to the leases with the tenant therein or any material capital expenditures.

These rights may make it more difficult to sell such assets because third parties may not want to incur the expenses and/or efforts to bid on these assets when they perceive that SL Green may acquire them at the lower of the terms proposed by the third party or par value. As a result, we may not receive the same value on the sale of such assets as we might receive from an independent third party submitting an offer through a competitive bidding process.

Risks Related to Our Organization and Structure

Maryland takeover statutes may prevent a change of control of our company, which could depress our stock price.

Under Maryland law, certain “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or asset transfers or issuance or reclassification of equity securities. An interested stockholder is defined as:

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

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by our board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and
•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or by the interested stockholder’s affiliates or associates, voting together as a single group.

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

Our authorized but unissued preferred stock may prevent a change in our control which could be in the stockholders’ best interests.

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

Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2010, 2011 and 2012. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interest of our stockholders. In addition, our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might be in the best interest of our stockholders.

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

We may not pay the dividends on our outstanding Series A preferred stock on April 15, 2010, which would be the sixth consecutive quarter in which the dividends payable to the Series A preferred stock are in arrears. Should this occur, the holders would be entitled, under the articles supplementary of the Series A preferred stock, to elect one additional director to our board of directors at the next annual meeting of stockholders or at any special meeting called for such purpose, until full dividends accrued on the Series A preferred stocks have been paid in full or declared and set apart for payment.

We currently have 4,600,000 shares of the Series A preferred stock outstanding. Our board of directors has elected not to pay the Series A preferred stock dividends since the fourth quarter of 2008. Pursuant to the articles supplementary of the Series A preferred stock, if and when six or more quarterly dividends (whether or not consecutive) payable on the Series A preferred stock are in arrears, the holders of the Series A preferred stock, voting together as a single class, will be entitled to elect one additional director to our board of directors at any annual meeting of stockholders or any properly called special meeting for such purpose, until all arrears in dividends on the Series A preferred stock then outstanding have been paid and full dividends thereon for the current quarterly dividend period have been paid or declared and set apart for payment. In the event we are unable to pay the dividends on the Series A preferred stock on April 15, 2010, we may be required to add one additional member to our board of directors if and when the holders of the Series A preferred stock exercise their right to elect one additional director.

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

In order to qualify as a REIT, each year we must distribute to our stockholders at least 90% of our REIT taxable income, if any, determined without regard to the dividends paid deduction, and not including any net capital gain. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

When necessary, we intend to continue to make distributions to our stockholders to comply with the REIT distribution requirements and avoid corporate income tax and/or excise tax. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement or avoid corporate income or excise tax. We may own assets that generate mismatches between taxable income and available cash. These assets may include (a) securities that have been financed through financing structures which require some or all of available cash flows to be used to service borrowings, (b) loans or CMBS we hold that have been issued at a discount and require the accrual of taxable economic interest in advance of receipt in cash and (c) distressed debt on which we may be required to accrue taxable interest income even though the borrower is unable to make current debt service payments in cash. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms or (c) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt to comply with REIT requirements.

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

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Under IRS Revenue Procedure 2010 – 12, up to 90% of any such taxable dividend for 2010 and 2011 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Further, while Revenue Procedure 2010 – 12 applies only to taxable dividends payable in cash or stock in 2010 and 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

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

A REIT’s gain from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans and real estate, held primarily for sale to customers in the ordinary course of business.

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

Prior to our merger with American Financial, American Financial disposed of properties that it deemed to be inconsistent with the investment parameters for its portfolio or for other reasons it deemed appropriate. If American Financial believed that a sale of a property would likely be subject to the prohibited transaction tax if sold by the parent REIT, it disposed of that property through its TRS, in which case the gain from the sale was subject to corporate income tax at standard rates but not the 100% prohibited transaction tax. We intend to continue to sell real estate in a manner similar to American Financial. If the Internal Revenue Service were to successfully characterize American Financial’s past dispositions (including the dispositions through its TRS) as prohibited transactions, we, as successor to American Financial’s tax liabilities and property disposition procedures, could be subject to a 100% tax on the gain from those dispositions, and the resulting tax liability could have a material adverse effect on our results of operations. In addition, we may be liable for the 100% prohibited transaction tax if the Internal Revenue Service were to successfully challenge our future dispositions of loans and real estate.

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

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income, if any, determined without regard to the dividends paid deduction and not including net capital gains, each year to our stockholders. To qualify for the tax benefits accorded to REITs, we have and intend to continue to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

Although our use of TRSs may be able to partially mitigate the impact of meeting the requirements necessary to maintain our qualification as a REIT, our ownership of and relationship with our TRSs will be limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS generally may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for tax years commencing before January 1, 2009) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our TRSs, including GKK Trading Corp., GIT Trading Corp. and American Financial TRS, Inc., will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. We anticipate that the aggregate value of TRS securities owned by us will be less than 25% of the value of our total assets (including such TRS securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the rule that no more than 25% (20% for tax years commencing before January 1, 2009) of the value of a REIT’s assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 25% (20% for tax years commencing before January 1, 2009) limitation discussed above or avoid application of the 100% excise tax discussed above.

While we believe that American Financial qualified as a REIT prior to the merger, there is no guaranty the Internal Revenue Service will not successfully challenge such characterization. In the event American Financial did not qualify as a REIT, we as successor to American Financial’s tax liabilities could be subject to significant corporate tax on American Financial’s income prior to the merger. If such a tax were imposed, it could have a material adverse effect on our results of operations.

A corporation which qualifies as a REIT is entitled to a deduction for dividends that it pays and, therefore, will not be subject to U.S. federal corporate income tax to the extent such corporation’s net income is currently distributed to its stockholders. However, should the corporation cease to qualify as a REIT it would no longer be entitled to a deduction for dividends paid and would therefore be required to pay U.S. federal corporate level tax on its net income regardless of any dividends paid.

While we believe that American Financial qualified as a REIT prior to the merger, should the Internal Revenue Service successfully challenge such characterization, American Financial would not have been eligible to deduct any dividends paid to its stockholders and it would have been subject to full U.S. federal corporate taxes on its net income. As successor to American Financial’s tax liabilities, we would be liable for any such tax imposed. If such taxes were imposed, it could have a material adverse effect on our results of operations.

Cautionary Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	reduction in cash flows received from our investments, in particular our CDOs and our Gramercy Realty portfolio;

•	the success or failure of our efforts to implement our current business strategy;
•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;
•	the performance and financial condition of borrowers, tenants, and corporate customers;
•	the actions of our competitors and our ability to respond to those actions;
•	the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;
•	the availability, terms and deployment of short-term and long-term capital;
•	availability of, and ability to retain, qualified personnel;
•	availability of investment opportunities on real estate assets and real estate-related and other securities;
•	the resolution of our non-performing and sub-performing assets and any losses we might recognize in connection with such investments;
•	our ability to renegotiate the terms of the Goldman Mortgage Loan and the senior and Goldman Mezzanine Loan;
•	our ability to comply with financial covenants in our debt instruments, but specifically in our loan agreement with PB Capital Corporation;
•	our ability to satisfy all covenants in our CDOs;
•	the adequacy of our cash reserves, working capital and other forms of liquidity;
•	changes to our management and board of directors;
•	unanticipated increases in financing and other costs, including a rise in interest rates;
•	our ability to maintain compliance with over-collateralization and interest coverage tests in our CDOs;
•	the timing of cash flows, if any, from our investments;
•	our ability to lease-up assumed leasehold interests above the leasehold liability obligation;
•	demand for office space;
•	risks of real estate acquisitions;
•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;
•	our ability to identify and complete additional property acquisitions;
•	our ability to profitably dispose of non-core assets;
•	risks of structured finance investments;
•	changes in governmental regulations, tax rates and similar matters;
•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);
•	environmental and/or safety requirements;
•	our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes and qualify for our exemption under the Investment Company Act, our operating partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;
•	the continuing threat of terrorist attacks on the national, regional and local economies; and
•	other factors discussed under Item IA Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2009 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of the Quarterly Reports on Form 10-Q.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk tone of the parties if those statements provide to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about our company may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Item 1. Business — Corporate Governance and Internet Address; Where Readers Can Find Additional Information.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

As part of a periodic review by the Division of Corporation Finance of the SEC of our Annual Report on Form 10-K for the year ended December 31, 2008, Form 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009, and the definitive Proxy Statement on Schedule 14A filed on April 30, 2009, we received and responded to comments from the Staff of the SEC, or Staff. However, to date, the Staff has not provided their conclusion to our responses.

ITEM 2. PROPERTIES

Our corporate headquarters are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. We also have regional offices located in Jenkintown, Pennsylvania, St. Louis, Missouri and Charlotte, North Carolina. We can be contacted at (212) 297-1000. We maintain a website at www.gkk.com.

As of December 31, 2009, Gramercy Finance held interests in two credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

As of December 31, 2009, Gramercy Realty’s portfolio consisted of 967 properties, including 637 bank branches, 324 office buildings and six land parcels, of which 54 bank branches were partially owned through unconsolidated joint ventures. Gramercy Realty’s consolidated properties aggregated approximately 25.6 million rentable square feet and its unconsolidated properties aggregated approximately 0.3 million rentable square feet. As of December 31, 2009, the occupancy of Gramercy Realty’s consolidated properties was 85.9% and the occupancy for its unconsolidated properties was 100%. The weighted average remaining term of the leases in Gramercy Realty’s consolidated portfolio was 9.3 years. Approximately 79.6% of its contractual rent was derived from leases with financial institution tenants. The two largest tenants are Bank of America and Wachovia Bank and for the year ended December 31, 2009, they represented approximately 41.7% and 15.7%, respectively, of the rental income of Gramercy Realty’s consolidated portfolio and occupied approximately 44.2% and 17.7%, respectively, of Gramercy Realty’s total consolidated rentable square feet.

The following table presents the Gramercy Realty consolidated portfolio as of December 31, 2009:

Properties(1)	Number of Properties	Rentable Square Feet	Occupancy	Percentage of 2010 Contractual Rent	Percentage of Portfolio NOI
Branches	583	3,726,399	85.5%	21.0%	22.8%
Office Buildings	324	21,847,249	85.9%	79.0%	77.2%
Land	6	—	—	0.0%	0.0%
	913	25,573,648	85.9%	100.0%	100.0%

(1)	Excludes investments in unconsolidated joint ventures.

	Weighted Average Remaining Lease Term(2)	Percentage of 2010 Contractual Rent from Financial Institutions	Percentage of 2010 Contractual Rent from “A” Rated Tenants	Percentage of 2010 Contractual Rent from Net Leases
Total Properties(1)	9.3	79.6%	68.4%	74.7%

(1)	Citizens JV (54 properties totaling approximately 251,000 square feet) is not included in the consolidated properties.
(2)	Based on 2010 Contractual Rent.

Gramercy Realty owns properties in 36 states and Washington, D.C. Set forth below are the top ten states based on percent of consolidated portfolio net operating income:

States	Number of Properties(1)	Rentable Square Feet	Percentage of Portfolio Rentable Sq. Ft.	Occupancy	Percentage of Portfolio NOI
1 North Carolina	179	4,274,168	16.7%	96.4%	21.5%
2 Florida	142	3,115,156	12.2%	88.3%	13.3%
3 Virginia	45	2,759,133	10.8%	81.5%	12.2%
4 Georgia	67	1,499,691	5.9%	89.8%	6.8%
5 Pennsylvania	46	1,470,529	5.8%	91.4%	6.4%
6 California	95	1,512,021	5.9%	92.9%	5.8%
7 Maryland	7	1,041,138	4.1%	63.0%	4.4%
8 Illinois	14	1,432,194	5.6%	77.7%	3.7%
9 Delaware	2	378,723	1.5%	100.0%	3.0%
10 Arizona	8	583,057	2.3%	99.4%	2.7%
Total	605	18,065,810	70.8%	88.2%	79.8%

(1)	Land parcels are excluded from property totals.

Set forth below is information regarding lease expirations for Gramercy Realty’s consolidated properties as of December 31, 2009 (dollars in thousands):

Year of Lease Expiration(1)	Number of Expiring Leases	Total Square Feet under Expiring Leases	Percentage of Total Rentable Square Feet	2010 Contractual Rent under Expiring Leases	Percentage of 2010 Contractual Rent
Monthly	74	297,545	1.16%	$101	0.04%
2010	199	1,661,193	6.50%	16,756	6.46%
2011	142	765,250	2.99%	12,890	4.97%
2012	111	876,643	3.43%	16,151	6.22%
2013	74	424,514	1.66%	10,207	3.93%
2014	57	524,972	2.05%	10,206	3.93%
2015	32	782,957	3.06%	15,159	5.84%
2016	35	366,243	1.43%	6,427	2.48%
2017	37	408,841	1.60%	6,907	2.66%
2018	13	58,236	0.23%	1,713	0.66%
2019	158	3,137,242	12.27%	22,953	8.84%
2020 and thereafter	458	12,655,639	49.49%	140,079	53.97%
Total	1,390	21,959,275	85.87%	$259,549	100.00%

(1)	Includes contractual termination rights, or shedding rights, but excludes contractual rent reductions (Dana and Regions portfolios). Excludes leases for parking, signs and antennae.

Set forth below is general information as of December 31, 2009, relating to Gramercy Realty’s consolidated properties.

Portfolio / Property Description	Number of Properties	Rentable Square Feet	Occupancy(1)	Percentage of 2010 Contractual Rent	Primary Tenant	Occupancy by Primary Tenant(1)
BBD1	119	5,712,269	88.1%	17.7%	Bank of America	82.0%
BBD2	149	4,543,177	86.2%	11.3%	Bank of America	72.6%
DANA	15	3,837,375	84.5%	20.9%	Bank of America	63.5%
PREFCO BoA	89	445,613	96.6%	2.2%	Bank of America	85.9%
Charlotte Office Bldg	1	565,694	96.6%	3.4%	Bank of America	66.0%
WBBD	68	4,395,689	86.6%	9.2%	Wachovia Bank	83.1%
PREFCO Wachovia	78	964,419	100.0%	4.7%	Wachovia Bank	86.4%
Jersey City Office Bldg	1	311,829	78.9%	2.8%	Citco Fund Services (USA), Inc.	33.5%
Regions	56	1,310,812	58.6%	2.7%	Regions Bank	45.0%
Philadelphia Office Bldg	1	365,624	99.7%	3.1%	General Services Administration (GSA)	46.7%
Providence Office Bldg	1	224,089	99.4%	2.9%	Citizens Financial Group	42.5%
Wilmington Office Bldg	1	263,058	100.0%	2.0%	Zurich Financial Services Group	100.0%
PREFCO Key	30	140,590	100.0%	1.3%	KeyBank	100.0%
Other Branches	278	1,331,536	80.7%	11.5%	Various
Other Offices	20	1,161,874	80.9%	4.3%	Various
Land	6	—	—	0.0%
Total Portfolio	913	25,573,648	85.9%	100.0%

(1)	Percentage based rentable on square feet. All square feet leased by tenant in respective portfolio or property is included, of which some leases might have different lease terms.

At December 31, 2009 and December 2008, we had no single property with a book value equal to or greater than 10% of our total assets. For the year ended December 31, 2009 and 2008, we had no single property with gross revenues equal to or greater than 10% of our total revenues. Our two largest tenants are Bank of America and Wachovia (now owned by Wells Fargo) and, as of December 31, 2009, they represented approximately 41.7% and 15.7%, respectively, of the rental income of our portfolio and occupied approximately 44.2% and 17.7%, respectively, of our total rentable square feet. No other Gramercy Realty tenant pays rent representing more than 5.0% of the rental income of our portfolio or occupies more than 5.0% of our total rentable area.

A detailed listing of our properties is presented in Item 8 — Schedule III Real Estate Investments.

Bank of America, N.A.

Significant leases with Bank of America include the multi-property portfolio leases that are referred to as the BBD1, BBD2, Dana and PREFCO BoA Portfolios, and an office property in Charlotte, North Carolina. In addition, Bank of America leases space in four other office properties and in seven branch properties.

As of December 31, 2009, the BBD1 Portfolio was comprised of 119 properties containing approximately 5.7 million square feet. Approximately 4.7 million square feet, or 81.8% of the BBD1 Portfolio, is leased to Bank of America for a term ending June 30, 2023. The base rent paid by Bank of America under the BBD1 Portfolio lease equals $8.74 per square foot, escalating to $8.87 per square foot in 2013 and $9.00 per square foot in 2018. In addition, Bank of America pays its proportionate share of property operating expenses, including capital items on an amortized basis. The BBD1 Portfolio lease currently permits Bank of America to reduce its leased premises by approximately 14,071 square feet, an additional 105,017 square feet commencing January 1, 2012, and by an additional 105,016 square feet commencing January 1, 2017, all upon 60 days prior notice and without payment of a termination fee. Bank of America has the right to renew the BBD1 Portfolio lease, in whole or in part, for up to six consecutive terms of five years each, ending not later than June 30, 2053. Bank of America Corporation has guaranteed the lessee’s obligations under the BBD1 Portfolio lease.

As of December 31, 2009, the BBD2 Portfolio was comprised of 149 properties containing approximately 4.5 million square feet. Approximately 2.3 million square feet, or 72.6% of the BBD2 Portfolio, is leased to Bank of America for a term ending September 30, 2019. The base rent paid by Bank of America under the BBD2 Portfolio lease equals $6.80 per square foot, escalating to $6.90 in 2009 and $7.00 per square foot in 2014. In addition, Bank of America pays its proportionate share of property operating expenses, including capital items on an amortized basis. The BBD2 Portfolio lease currently permits Bank of America to reduce its leased premises by approximately 50,990 square feet, of which all 50,990 square feet have been noticed, and by an additional 139,375 square feet commencing April 1, 2013, all upon 60 days prior notice and without payment of a termination fee. In addition, Bank of America may reduce its leased premises by up to 197,205 square feet, of which 193,483 square feet have been noticed, upon 56 weeks prior notice and the payment of a termination fee. Bank of America has the right to renew the BBD2 Portfolio lease, in whole or in part, for up to 17 consecutive terms of five years each for all banking center properties and for up to seven consecutive terms of five years each for all other properties. Bank of America Corporation has guaranteed the lessee’s obligations under the BBD2 Portfolio lease.

As of December 31, 2009, the Dana Portfolio consists of 13 office buildings and two parking facilities containing approximately 3.8 million square feet of which approximately 2.4 million square feet, or 63.5%, is currently leased to Bank of America. Under the Dana Portfolio lease, which was originally entered into by Bank of America, as tenant, and Dana Commercial Credit Corporation, as landlord, as part of a larger bond-net lease transaction, Bank of America is required to make annual base rental payments of approximately $40.4 million in January 2010, annual base rental payments of approximately $3.0 million in January 2011 and no annual base rental payments from January 2012 through lease expiration in June 2022. From January 2012 until the expiration of the initial term of the Dana Portfolio lease, Bank of America is only required to pay operating expenses, including capital items as incurred, on the space that it occupies. As permitted by the Dana Portfolio lease, Bank of America elected to surrender in June 2009, approximately 958,000 square feet, of which, to date, all but approximately 142,000 square feet has been vacated and surrendered. This surrender did not reduce the annual base rental otherwise required to be paid to us by Bank of America. Under the Dana Portfolio lease, in June 2015, Bank of America may vacate and surrender additional leased premises constituting 16% of the original Dana Portfolio purchase price value. If Bank of America fails to vacate space as otherwise permitted under the lease, it is obligated to pay additional rent as provided in the Dana Portfolio lease for the space it does not vacate.

As of December 31, 2009, the PREFCO BoA Portfolio is comprised of 89 branches containing approximately 445,613 square feet. Bank of America net leases 85.9% of the PREFCO BoA Portfolio, of which 6.6% expires on March 31, 2012 and 79.3% expires on September 30, 2023. Bank of America is required to make annual base rental payments of approximately $5.4 million throughout the remaining term. In addition, Bank of America operates and maintains each of the properties it leases under the PREFCO BoA Portfolio at Bank of America’s sole cost and expense. Bank of America has the right to renew the PREFCO BoA Portfolio lease, in whole or in part, for up to 30 years in consecutive terms of not less than five years (but not more than 10 years), ending not later than September 30, 2053.

In Charlotte, North Carolina, Bank of America leases 373,362 square feet, or 66.0% of the building area. Effective as of July 1, 2010, the square footage leased by Bank of America at this location will step down to 260,601 square feet or approximately 46.1% of the building area. The base rent paid by Bank of America at this location averages approximately $18.00 per square foot.

Wachovia Bank, National Association

Significant leases with Wachovia (now owned by Wells Fargo) include the multi-property portfolio leases that are referred to as the WBBD and PREFCO Wachovia Portfolios. In addition, Wachovia leases space in two other office properties and in three branch properties.

As of December 31, 2009, the WBBD Portfolio is comprised of 68 commercial office properties containing approximately 4.4 million square feet. Approximately 3.6 million square feet, or 82.8% of the WBBD Portfolio, is leased to Wachovia for a term ending September 30, 2024. The base rent per square foot paid by Wachovia under the WBBD Portfolio lease equals $6.04 per square foot, escalating to $6.13 per square foot in 2014 and $6.22 per square foot in 2019. In addition, Wachovia pays its proportionate share of property operating expenses, including capital items on an amortized basis. The WBBD Portfolio lease currently permits Wachovia to reduce its leased premises by 9,743 square feet, by an additional 234,336 square feet commencing October 1, 2012, and by an additional 234,336 square feet commencing October 1, 2017, all upon nine months prior notice and without payment of a termination fee. Wachovia has the right to renew the WBBD Portfolio lease, in whole or in part, for up to six consecutive terms of five years each, ending not later than September 30, 2053. Wachovia Corporation has guaranteed the lessee’s obligations under the WBBD Portfolio lease.

As of December 31, 2009, the PREFCO Wachovia Portfolio is comprised of 78 properties containing 964,419 square feet. Wachovia net leases 86.4% of the PREFCO Wachovia Portfolio, of which 71.1% expires on August 31, 2010 and 15.3% expires on March 31, 2023. Wachovia pays approximately $597,000 per quarter for the leased space expiring on March 31, 2023. For the leased space expiring on August 31, 2010, Wachovia pays approximately $1.2 million for the quarters ending February 2010 and August 2010, and $6.5 million for the quarter ending May 2010. In addition, Wachovia operates and maintains the properties it leases at Wachovia’s sole cost and expense. Wachovia has the right to renew its leased properties, in whole or in part, for up to four consecutive terms of five years each and has elected to renew its leases for approximately 52.3% of the leased premises whose terms expire on August 31, 2010.

Leased Properties

Gramercy Realty entered into an agreement to sublease approximately 292,019 square feet in an office building in Jersey City, New Jersey, through September 2017. It also assumed certain management functions with respect to an additional 295,124 square feet of space in the same building that has been subleased to third-party tenants through this same term. In the event that any of these third-party tenants defaults on their lease obligations or fails to renew their lease upon expiration, Gramercy Realty has agreed to sublease this additional space through September of 2017. As of December 31, 2009, Gramercy Realty has assumed an additional 19,810 square feet due to lease non-renewals. Of the 311,829 square feet that Gramercy Realty currently subleases, it has in turn sublet 245,924 square feet.

Development Plans

As of December 31, 2009, we have no plans for the renovation, improvement or development of our properties other than in connection with its on-going repair and maintenance and tenant leasing programs.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2009, we were not involved in any material litigation.

ITEM 4. RESERVED

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 2, 2004 under the symbol “GKK.” On March 15, 2010, the reported closing sale price per share of common stock on the NYSE was $2.50 and there were approximately 235 holders of record of our common stock. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE for the year ended December 31, 2009 and 2008 and the distributions paid by us with respect to the periods indicated.

	2009			2008
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$1.68	$0.43	$—	$24.00	$15.54	$0.63
June 30	$3.20	$0.98	$—	$22.36	$11.59	$0.63
September 30	$2.97	$1.23	$—	$11.89	$2.48	$—
December 31	$3.34	$2.15	$—	$2.66	$0.70	$—

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. Beginning with the third quarter of 2008, our board of directors elected to not pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for five quarters. Based on current estimates of our taxable loss, we expect that we will have no distribution requirements in order to maintain our REIT status for the 2009 tax year and we expect that we will continue to elect to retain capital for liquidity purposes until the requirement to make a cash distribution to satisfy our REIT requirements arise. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full. We expect to continue our policy of generally distributing 100% of our taxable income through dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends” for additional information regarding our dividends.

For the year ended December 31, 2008, we declared dividends of $1.26 per share, of which $1.26 represented distributions of taxable earnings and profits.

Stock Performance Graph

This graph compares the performance of our shares with the Standard & Poor’s 500 Composite Index and the NAREIT Hybrid Index. This graph assumes $100 invested on January 1, 2005 and assumes the reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG GRAMERCY CAPITAL CORP.,
S&P 50 COMPOSITE INDEX AND NAREIT HYBRID INDEX

The following table summarizes information, as of December 31, 2009, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,516,394	$16.70	1,151,127
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,516,394	$16.70	1,151,127

(1)	Includes information related to our 2004 Equity Incentive Plan.

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

Operating Data (In thousands, except per share data)

	For the year ended December 31,
	2009	2008	2007	2006	2005
Total revenues	$636,106	$593,404	$315,444	$198,178	$88,085
Property operating expenses	208,948	145,458	—	—	—
Interest expense	233,335	260,533	172,094	96,909	33,771
Management fees	7,787	30,299	22,671	16,668	9,600
Incentive fee	—	2,350	32,235	7,609	2,276
Depreciation and amortization	112,232	67,072	2,158	1,209	672
Management, general and administrative	35,390	17,577	13,534	11,957	6,976
Business acquisition costs	5,010	—	—	—	—
Impairment on loans held for sale and commercial mortgage backed securities	151,081	—	—	—	—
Provision for loan loss	517,784	97,853	9,398	1,430	1,030
Total expenses	1,271,567	621,142	252,090	135,782	54,325
Income (loss) from continuing operations before equity in income from unconsolidated joint ventures, provision for taxes and non-controlling interest	(635,461)	(27,738)	63,354	62,396	33,760
Equity in net income (loss) of unconsolidated joint ventures	8,436	9,088	4,944	(2,960)	(1,489)
Income (loss) from continuing operations before provision for taxes, gain on extinguishment of debt, and discontinued operations	(627,025)	18,650	68,298	59,436	32,271
Gain from sale of unconsolidated joint venture interest	—	—	92,235	—	—
Gain on extinguishment of debt	119,305	77,234	3,806
Provision for taxes	(2,498)	(83)	(1,341)	(1,808)	(900)
Net income (loss) from continuing operations	(510,218)	58,501	162,998	57,628	31,371
Net income (loss) from discontinued operations	(10,181)	1,187	(1,401)	(1,726)	—
Net income (loss)	(520,399)	59,688	161,597	55,902	31,371
Net (income) loss attributable to non-controlling interest	770	(385)	—	—	—
Net income (loss) attributable to Gramercy Capital Corp.	(519,629)	59,303	161,597	55,902	31,371
Preferred stock dividends	(9,414)	(9,344)	(6,567)	—	—
Net income (loss) available to common stockholders	$(529,043)	$49,959	$155,030	$55,902	$31,371
Net income (loss) per common share – Basic	$(10.61)	$1.03	$5.54	$2.26	$1.57
Net income (loss) per common share – Diluted	$(10.61)	$1.03	$5.28	$2.15	$1.51
Basic weighted average common shares outstanding	49,854	47,205	27,968	24,722	20,027
Diluted weighted average common shares and common share equivalents outstanding	49,854	47,330	29,379	26,009	20,781

Balance Sheet Data (In thousands)

	Year ended December 31,
	2009	2008	2007	2006	2005
Total real estate investments, net	$3,231,080	$3,279,869	$71,933	$99,821	$51,173
Loans and other lending investments, net	1,383,832	2,213,473	2,441,747	2,144,151	1,163,745
Commercial mortgage-backed securities	984,709	869,973	791,983	—	—
Assets held for sale, net	841	192,780	295,222	42,733	42,000
Investment in unconsolidated joint ventures	108,465	93,919	49,440	57,567	58,040
Total assets	6,765,437	7,818,098	4,205,078	2,766,113	1,469,810
Mortgage note payable	1,743,668	1,833,005	59,099	94,525	41,000
Mezzanine loans payable	553,522	580,462	—	—	—
Unsecured credit facility	—	172,301	—	15,000	—
Term loan, credit facility and repurchase facility	—	95,897	200,197	277,412	117,366
Collateralized debt obligations	2,705,534	2,608,065	2,735,145	1,714,250	810,500
Junior subordinated notes	52,500	—	—	—	—
Deferred interest debentures held by trusts that issued trust preferred securities	—	150,000	150,000	150,000	100,000
Total liablilites	6,197,919	6,785,665	3,456,343	2,305,453	1,097,406
Stockholders’ equity	567,518	1,032,433	748,735	460,660	372,404

Other Data (In thousands)

	For the year ended December 31,
	2009	2008	2007	2006	2005
Funds from operations(1)	$(417,610)	$123,495	$89,056	$64,027	$36,490
Cash flows provided by operating activities	$86,960	$171,755	$59,574	$145,707	$2,160
Cash flows used in investing activities	$131,121	$(490,572)	$(1,229,382)	$(1,149,526)	$(868,101)
Cash flows provided by financing activities	$(216,564)	$162,519	$1,443,620	$943,557	$897,423

(1)	We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from items which are not a recurring part of our business, such as sales of properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider gains and losses on the sales of debt investments to be a normal part of our recurring operations and therefore include such gains and losses when arriving at FFO. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

A reconciliation of FFO to net income computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.”

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except for share and per share data)

Overview

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

Our property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions through which our commercial real estate finance and property investment businesses are conducted.

We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Prior to the internalization of our management in April 2009, we were externally managed and advised by GKK Manager LLC, or the Manager, then a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green which owned approximately 12.5% of the outstanding shares of our common stock as of December 31, 2009 and is our largest stockholder. On April 24, 2009, we completed the internalization of our management through the direct acquisition of the Manager from SL Green. As a result of the internalization, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and we added 77 former employees of the Manager to our own staff. We expensed approximately $5.0 million for costs incurred in connection with our acquisition of the Manager.

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent we distribute our taxable income, if any, to our stockholders. We have in the past established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities. Unless the context requires otherwise, all references to “we,” “our” and “us” mean Gramercy Capital Corp.

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

Credit spreads on commercial mortgages (i.e., the interest rate spread over given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (a) supply and demand for such mortgage loans; (b) perceived risk of the underlying real estate collateral cash flow; and (c) capital markets execution for the sale or financing of such commercial mortgage assets. The number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity results in credit spreads increasing. During periods of volatility, such as the markets we are currently experiencing, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders depend on the capital markets to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital market decreases. As liquidity declined, many warehouse lenders requested additional collateral or repayments with respect to their loans in order to maintain overcollateralization margins that are acceptable to them.

For existing loans, when credit spreads widen, the fair value of these loans decreases, even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed. Accordingly, when a lender wishes to sell or finance the loan, the reduced value of the loan may reduce the total sale or borrowing proceeds that the lender will receive.

We believe the current environment of rapidly changing and evolving markets will provide increasing challenges to both our industry and our company. We continue to believe commercial real estate and commercial real estate lending can provide attractive risk-adjusted returns, however, it is being adversely affected by volatility in the credit and capital markets and due to these uncertainties, we are experiencing the following: (i) sharply lower loan originations and acquisitions, (ii) reduced access to capital, and increased cost of financing, (iii) reduced cash available for distribution to stockholders, particularly as our debt portfolio is reduced by scheduled maturities and prepayments and (iv) increased instances of defaults by borrowers and tenants.

During 2008, 2009 and to date in 2010, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for forms of mortgage debt investments have reached all-time highs, and other forms of financing from the debt markets have been dramatically curtailed. Certain financial institutions still hold significant inventories of unsold loans and CMBS, creating a further overhang on the markets. We believe that the continuing dislocation in the debt capital markets, coupled with a recession in the U.S., has reduced property valuations and has adversely impacted commercial real estate fundamentals. These developments can impact and have impacted the performance of our existing portfolio of financial and real property assets. Among other things, such conditions have resulted in our recognizing significant amounts of loan loss reserves and impairments, narrowed our margin of compliance with debt and CDO covenants, depressed the price of our common stock and has effectively removed our ability to raise public capital. It has reduced our borrowers’ ability to repay their loans, and when combined with declining real estate values on our collateral for such loans, increased the likelihood that we will continue to take further loan loss reserves. Additionally, it has led to increased vacancies in our properties. Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing, rental payments on the majority of our owned properties and interest rate derivatives. It is difficult to predict when conditions in our business will improve. We expect that the adverse circumstances and trends in our business and securities will begin to improve only as the credit markets and overall economy improve. Continued disruption in the global credit markets or further deterioration in those markets may have a material adverse effect on our ability to repay or refinance our borrowings and our ability to grow and operate our business.

We have responded to these difficult conditions by sharply decreasing investment activity, to maintain our liquidity, extending debt maturities and restructuring certain of our debt facilities. In addition, beginning with the third quarter of 2008, our board of directors elected to not pay the dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for five quarters. Based on current estimates of our taxable loss, we expect that we will have no distribution requirements in order to maintain our REIT status for the 2009 tax year and we expect that we will continue to elect to retain capital for liquidity purposes until the requirement to make a cash distribution to satisfy our REIT requirements arise. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

We may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints to compete in a changed business environment. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments and trends in new products and services, in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

The recent credit crisis has put many borrowers and financial institutions, including many of our borrowers and tenants, under increasing amounts of financial and capital distress. This has led to an increased incidence of defaults under loans and leases and could lead to increased vacancy rates in office properties servicing these institutions.

Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Our property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are for the most part deposit taking commercial banks, thrifts and credit unions, which we generally refer to as “banks.” Our portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wachovia Bank National Association (now owned by Wells Fargo & Company, or Wells Fargo), or Wachovia Bank, Regions Financial Corporation, or Regions Financial, and Citizens Financial Group, Inc., or Citizen Financial, and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of us through which our commercial real estate finance and property investment businesses are conducted.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans, and other lending investments and CMBS investments as of December 31, 2009 and December 31, 2008, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate Average Yield(2)		Floating Rate Average Spread over LIBOR(3)
	2009	2008	2009	2008	2009	2008	2009	2008
Whole loans, floating rate	$830,617	$1,222,991	60.2%	55.3%	—	—	454 bps	418 bps
Whole loans, fixed rate	122,846	189,946	8.9%	8.6%	6.9%	7.2%	—	—
Subordinate interests in whole loans, floating rate	76,331	80,608	5.5%	3.6%	—	—	246 bps	564 bps
Subordinate interests in whole loans, fixed rate	44,988	63,179	3.2%	2.9%	7.5%	9.2%	—	—
Mezzanine loans, floating rate	190,668	396,190	13.7%	17.9%	—	—	577 bps	654 bps
Mezzanine loans, fixed rate	85,898	248,558	6.2%	11.2%	8.1%	10.2%	—	—
Preferred equity, floating rate	28,228	—	2.0%	—	—	—	1,064 bps	—
Preferred equity, fixed rate	4,256	12,001	0.3%	0.5%	7.2%	10.2%	—	—
Subtotal/Weighted average	1,383,832	2,213,473	100.0%	100.0%	7.4%	9.0%	476 bps	480 bps
CMBS, floating rate	67,876	70,893	6.9%	8.1%	—	—	254 bps	945 bps
CMBS, fixed rate	916,833	799,080	93.1%	91.9%	7.8%	6.3%	—	—
Subtotal/Weighted average	984,709	869,973	100.0%	100.0%	7.8%	6.3%	254 bps	945 bps
Total	$2,368,541	$3,083,446	100.0%	100.0%	7.7%	7.3%	463 bps	498 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses and other adjustments.
(2)	Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans — floating rate of approximately $55,122 with an effective spread of 660 basis points and non-performing loans classified as mezzanine loans — floating rate of approximately $319 with an effective spread of 858 basis points.
(3)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

All of our term CDO liabilities are in their reinvestment periods, which means when the underlying assets repay we are able to reinvest the proceeds (assuming we are in compliance with certain financial covenants in our CDOs) in new assets without having to repay the liabilities. Because credit spreads are currently much wider than when we issued these liabilities, we currently expect to earn a higher return on equity on capital redeployed in this market. Approximately $576,407, or 41.7%, of our loans have maturity dates in 2010. However, many of these loans contain extension options of at least six months (many subject to performance criteria) and we expect that substantially all loans that qualify will be extended, so it is difficult to estimate how much capital from initial maturities or early pre-payments may be recycled into higher earning investments.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for one of our CDOs will expire in July 2010 and will expire for our other two CDOs in July 2011 and August 2012, respectively. In the past, our ability to reinvest has been instrumental in maintaining compliance with the over-collateralization and interest coverage tests for our CDOs. Following the conclusion of the reinvestment period in one of our CDOs, our ability to maintain compliance with such tests for that CDO will be negatively impacted.

As of December 31, 2009, Gramercy Finance also held interests in two credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

As of December 31, 2009, Gramercy Realty owned a portfolio comprised of 637 bank branches, 324 office buildings and six land parcels, of which 54 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 25.6 million rentable square feet and its unconsolidated properties aggregated approximately 0.3 million rentable square feet. As of December 31, 2009, the occupancy of Gramercy Realty’s consolidated properties was 85.9% and the occupancy for its unconsolidated properties was 100%. Gramercy Realty’s two largest tenants are Bank of America and Wachovia Bank (now owned by Wells Fargo), and as of December 31, 2009, they represented approximately 41.7% and 15.7%, respectively, of the rental income of Gramercy Realty’s portfolio and occupied approximately 44.2% and 17.7%, respectively, of its total rentable square feet.

Summarized in the table below are our key property portfolio statistics as of December 31, 2009:

	Number of Properties		Rentable Square Feet		Occupancy
Portfolio(1)	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Branches	583	624	3,726,399	4,006,066	85.5%	84.5%
Office Buildings	324	337	21,847,249	22,800,748	85.9%	89.5%
Land	6	8	—	—	—	—
Total	913	969	25,573,648	26,806,814	85.9%	88.7%

(1)	Excludes investments in unconsolidated joint ventures.

Due to the nature of the business of Gramercy Realty’s tenant base, which places a high premium on serving its customers from a well established distribution network, we typically enter into long-term net leases with our financial institution tenants. As of December 31, 2009, the weighted average remaining term of our leases was 9.3 years and approximately 79.6% of our base revenue was derived from triple-net and bond-net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, we are focused on maximizing the value of our portfolio through acquisitions and strategic sales and through effective and efficient property management and leasing operations.

Gramercy Realty’s portfolio includes a group of 13 office buildings and two parking facilities containing approximately 3.8 million square feet, of which approximately 2.4 million square feet is leased to Bank of America, which collectively are referred to as the Dana Portfolio. Under the terms of that lease, which was originally entered into by Bank of America, as tenant, and Dana Commercial Credit Corporation, as landlord, as part of a larger bond-net lease transaction, Bank of America was required to make annual base rental payments of approximately $40,388 through January 2010, approximately $2,983 in January 2011, and no annual base rental payments thereafter through lease expiration in June 2022. In December 2009, Gramercy Realty received the full 2010 rental payment from Bank of America of approximately $40,388 from the Dana Portfolio. We have also received termination notices from Bank of America covering approximately 360,000 square feet of currently leased space, which terminations will become effective at various times prior to December 31, 2010. Additionally, under terms of the lease agreement with Regions Financial, rent for approximately 570,000 square feet will step down by approximately $5,100 annually, beginning in July 2010. As a result of these and other factors, beginning in 2010, Gramercy Realty’s cash flow after debt service and capital requirements will be significantly lower, and is expected to turn negative.

We rely on the credit and equity markets to finance and grow our business. Beginning in the second half of 2007 severe credit and liquidity issues in the sub-prime residential lending and single-family housing sectors negatively impacted the asset-backed and corporate fixed income markets, and the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced reduced liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital and credit markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including us, have reduced new investment activity until the capital and credit markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, we are focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing vacant space, extending debt maturities and reducing capital expenses.

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity (within the next 12 months) requirements, including working capital, distributions, if any, debt service and additional investments, if any, consists of (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short term liquidity requirements. Due to continued market turbulence, we do not anticipate having the ability in the near term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, ability to make distributions to our stockholders and to continue as a going concern.

The majority of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset over collateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of the CDOs, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of December 31, 2009, our 2005 and 2006 CDOs were in compliance with their interest coverage and asset over collateralization covenants, however their compliance margin was narrow, particularly with respect to our 2005 CDO, and relatively small declines in their collateral performance and credit metrics could cause either or both CDOs to fall out of compliance. Our 2007 CDO failed its overcollateralization test at the November 2009 and February 2010 distribution dates. All three CDOs were in covenant compliance as of December 31, 2008. The chart below is a summary of our CDO compliance tests as of the most recent distribution date (January 25, 2010 for our 2005 and 2006 CDO and February 15, 2010 for our 2007 CDO):

Cash Flow Triggers	CDO 2005	CDO 2006	CDO 2007
Over-collateralization(1)
Current	118.12%	108.85%	100.33%
Limit	117.85%	105.15%	102.05%
Compliance margin	0.27%	3.70%	-1.72%
Pass/Fail	Pass	Pass	Fail
Interest Coverage(2)
Current	764.48%	767.17%	N/A
Limit	132.85%	105.15%	N/A
Compliance margin	631.85%	662.02%	N/A
Pass/Fail	Pass	Pass	N/A

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by us. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the asset’s recovery rate which is determined by the rating agencies.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses, with (i) cash on hand, (ii) income from any CDO not in default, (iii) income from our real property and unencumbered loan assets, (iv) sale of assets, and (v) or accessing the equity or debt capital markets, if available.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, known as GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments, which could significantly affect our reported assets, liabilities and l contingencies, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. We evaluate these decisions and assessments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. We have identified our most critical accounting policies to be the following:

Variable Interest Entities

Our ownership of the subordinated classes of CMBS from a single issuer may provide us with the right to control the foreclosure/workout process on the underlying loans. An investor that holds a variable interest in a qualifying special-purpose entity, (“QSPE”), does not consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. GAAP provides the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity’s QSPE status can be affected in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent that our CMBS investments were issued by a special-purpose entity that meets the QSPE requirements, we record those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, we evaluate for consolidation the special-purpose entities that would be determined to be VIEs. We have analyzed the pooling and servicing agreements governing each of our controlling class CMBS investments and we believe that the terms of those agreements conform to industry standards and are consistent with the QSPE criteria.

In June 2009, the Financial Accounting Standards Board, or FASB, issued new guidance that eliminates the qualifying special purpose entity concept including the exemption under which we exclude certain CMBS investments from consolidation. Adoption of this guidance in January 2010 will not have a material impact on our Consolidated Financial Statements.

At December 31, 2009, we owned securities of three controlling class CMBS trusts with a carrying value of $28,968. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, we have concluded that we would not be the primary beneficiary of any of the underlying special-purpose entities. At December 31, 2009, our maximum exposure to loss as a result of our investment in these QSPEs totaled $28,968, which equals the book value of these investments as of December 31, 2009.

The financing structures that we offer to the borrowers on certain of our real estate loans involve the creation of entities that could be deemed VIEs and therefore, could be subject to GAAP consolidation guidance. We have evaluated these entities and have concluded that none of such entities are VIEs that are subject to the consolidation.

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

In leasing office space, we may provide funding to the lessee through a tenant allowance. In accounting for tenant allowances, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership, for accounting purposes, of such improvements. If we are considered the owner of the leasehold improvements for accounting purposes, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.

We also review the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose for assets held for sale. These assessments are recorded as an impairment loss in the Consolidated Statements of Income, resulting in an immediate negative adjustment to net income.

We allocate the purchase price of real estate to land, building and improvements, and intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term of the respective lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Leasehold Interests

Leasehold interest liabilities are recorded based on the difference between the fair value of our estimate of the net present value of cash flows expected to be paid and earned from the subleases over the non-cancelable lease terms and any payments received in consideration for assuming the leasehold interests. Factors used in determining the net present value of cash flows include contractual rental amounts, costs of tenant improvements, costs of capital expenditures and amounts due under the corresponding operating lease assumed. Amounts allocated to leasehold interests, based on their respective fair values, are amortized on a straight-line basis over the remaining lease term.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and we are not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to us. As of December 31, 2009 and 2008, we had investments of $108,465 and $93,919 in unconsolidated joint ventures, respectively.

Assets Held for Sale

Real Estate and CTL Investments Held for Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of December 31, 2009 and 2008, we had real estate investments held for sale of $841 and $192,780, respectively.

Loans and Other Lending Investments Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of December 31, 2009 and 2008, we had no loans and other lending investments designated as held for sale.

Commercial Mortgage-Backed Securities

We designate our CMBS investments on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of income using the level yield method. CMBS securities that we do not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholder’s equity. Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected, discounted at the investment’s current yield, and is charged against earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the consolidated balance sheet. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In November 2007, subsequent to financing our CMBS investments in our CDOs, we redesignated all of our available-for-sale CMBS investments with a book value of approximately $43,600 to held to maturity. As of December 31, 2009 and December 31, 2008, the unrealized loss on the redesignated CMBS investments included in other comprehensive income was $3,906 and $4,986, respectively.

We determine the fair value of CMBS based on the types of securities in which we have invested. For liquid, investment-grade securities, we consult with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments. For non-investment grade securities, we actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from our own experience in the market, advice from dealers and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates when available may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

Pledged Government Securities

We maintain a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in our real estate portfolio. We do not intend to sell the securities and believe it is more likely than not that we will realize the full amortized cost basis of the security over their remaining life. These securities had a carrying value of $97,286, a fair value of $98,832 and unrealized gains of $1,545 at December 31, 2009, and have maturities that extend through November 2013.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of December 31, 2009 and December 31, 2008 were $8,172 and $6,361, respectively. We continually review receivables related to rent, tenant reimbursements and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for uncollectible accounts or record a direct write-off of the receivable in the consolidated statements of income.

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

Above-market, below-market and in-place lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

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

We have deferred certain expenditures related to the leasing of certain properties. Direct costs of leasing including internally capitalized payroll costs associated with leasing activities are deferred and amortized over the terms of the underlying leases.

Other Assets

We make payments for certain expenses such as insurance and property taxes in advance of the period in which we receive the benefit. These payments are classified as prepaid expenses and amortized over the respective period of benefit relating to the contractual arrangement. We also escrow deposits related to pending acquisitions and financing arrangements, as required by a seller or lender, respectively. Costs prepaid in connection with securing financing for a property are reclassified into deferred costs at the time the transaction is completed.

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

Finance Investments

Interest income on debt investments, which includes loan and CMBS investments, are recognized over the life of the investments using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan using the effective interest method. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to us, in the form of a guarantee are recognized over the term of that guarantee using the straight-line method.

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At December 31, 2009, we had three first mortgage loans with an aggregate carrying value of $55,122, four mezzanine loans with a carrying value of $319, one second lien loan with the carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. At December 31, 2008, we had three first mortgage loans with an aggregate carrying value of $164,809, one second lien loan with a carrying value of $0, and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

We classify loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which we consider to be 90 days from the measurement date. At December 31, 2009, four first mortgage loans with a total carrying value of $160,212 were classified as sub-performing. At December 31, 2008, five first mortgage loans with a carrying value of $216,597 were classified as sub-performing.

For the years ended December 31, 2009, 2008 and 2007, we recognized $0, $1,256 and $3,985, respectively, in net gains from the sale of debt investments or commitments.

Reserve for Loan Losses

Specific valuation allowances are established for loan losses on loans in instances where it is deemed probable that we may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. The reserve is increased through the provision for loan losses on our Consolidated Statements of Operations and is decreased by charge-offs when losses are realized through sale, foreclosure, or when significant collection efforts have ceased.

We consider the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment), and compare it to the carrying value of the loan. The determination of the estimated fair value is based on the key characteristics of the collateral type, collateral location, quality and prospects of the sponsor, the amount and status of any senior debt, and other factors. We also include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates. We also consider if the loans terms have been modified in a troubled debt restructuring. Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the carrying value at the balance sheet date.

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb losses. During the year ended December 31, 2009, we incurred charge-offs totaling $188,574 relating to realized losses on 16 loans. During the year ended December 31, 2008, we incurred a charge-off totaling $17,519 relating to two defaulted loans we foreclosed upon which had a carrying value of $31,760 and three additional loans, two of which were sold for a loss and the other was resolved for a negotiated payoff below par. We maintained a reserve for loan losses of $418,202 against 23 separate investments with a carrying value of $536,445 as of December 31, 2009 and a reserve for loan losses of $88,992 against 13 investments with a carrying value of $424,177 as of December 31, 2008.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accrued expenses and other liabilities in the accompanying consolidated balance sheets as of December 31, 2009 and 2008 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

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

Prior to amending and restating our management agreement in October 2008, which was subsequently terminated in April 2009, employees of the Manager who provided services to us pursuant to the then-existing management agreement were characterized as our co-leased employees. Stock option awards granted to such persons under our 2004 Equity Incentive Plan were valued at the time of grant using the Black-Scholes option pricing model, which value was amortized over the option vesting period. Our amended management agreement that was executed in October 2008 resulted in the re-characterization of such employees of the Manager, and they were no longer classified as our co-leased employees. Consequently, we determined fair value of the stock options granted to such persons using a mark-to-market model, until April 2009 when we completed the internalization of management through the direct acquisition of the Manager. Stock option awards were re-valued at the date of the internalization and such value will be amortized over the remaining vesting period of the award for employees that remained with the Manager.

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

Incentive Distribution (Class B Limited Partner Interest)

Prior to our internalization, the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts became probable and reasonably estimable in accordance with our partnership agreement. These cash distributions reduced the amount of cash available for distribution to the common unit holders in our Operating Partnership and to our common stockholders. In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provide that the starting January 1, 2009, the incentive distribution could be paid, at our option, in cash or shares of common stock. In December 2008, we entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash, and SL Green transferred to us, 1.9 million shares of our common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to our Operating Partnership, and our Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. In April 2009, we completed the internalization of our management through the direct acquisition of the Manager from SL Green. Accordingly, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and Class B limited partner interests have been cancelled. No incentive distribution was earned for the year ended December 31, 2009. We incurred approximately $2,350 and $32,235 with respect to incentive distributions on such Class B limited partner interests for the year ended December 31, 2008 and 2007, respectively.

Derivative Instruments

In the normal course of business, we use a variety of derivative instruments to manage, or hedge, interest rate risk. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. We use a variety of commonly used derivative products that are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, we use derivatives primarily to hedge cash flow variability caused by interest rate fluctuations of our liabilities. Each of our CDOs maintain a minimum amount of allowable unhedged interest rate risk. Our 2005 CDO permits 20% of the net outstanding principal balance and our 2006 and 2007 CDOs permits 5% of the net outstanding principal balance.

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

All hedges held by us are deemed effective based upon the hedging objectives established by our corporate policy governing interest rate risk management. The effect of our derivative instruments on our financial statements is discussed more fully in Note 18 to the Consolidated Financial Statements.

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

For the years ended December 31, 2009, 2008 and 2007, we recorded $2,498, $83, and $1,341 of income tax expense, respectively. Tax expense for the years ended December 31, 2009 and 2008 is comprised entirely of state and local taxes. Included in tax expense for the year ended December 31, 2009 is an accrual for state income taxes on the gain on extinguishment of debt of $119,305. Under federal law, we are allowed to defer this gain until 2014; however, not all states follow this federal rule.

Results of Operations

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Revenues

	2009	2008	$ Change
Rental revenue	$326,660	$230,346	$96,314
Investment income	184,607	254,821	(70,214)
Operating expense reimbursement	120,146	92,863	27,283
Gain on sales and other income	4,693	15,374	(10,681)
Total revenues	$636,106	$593,404	$42,702
Equity in net income of joint ventures	$8,436	$6,476	$1,960
Gain on extinguishment of debt	$119,305	$77,234	$42,071

Rental revenue for the year ended December 31, 2009 is primarily comprised of revenue earned on our portfolio of 911 properties owned by our Gramercy Realty division. The increase in rental revenue of $96,314 is primarily due to acquisition of American Financial. Accordingly, rental revenue of $230,346 for the year ended December 31, 2008 only includes rental revenue from the American Financial acquisition beginning in April 1, 2008, the closing date of the transaction. Additionally, we assumed new third party tenants that previously were sub-tenants of Bank of America, received as part of a space reduction required by their lease in connection with the Dana Portfolio and due to higher non-cash market lease amortization reflecting the impact of purchase price allocation adjustments finalized in the first quarter of 2009.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the year ended December 31, 2009, $83,346 was earned on fixed rate investments while the remaining $101,261 was earned on floating rate investments. The decrease of $70,214 over the prior period is primarily due to an increase in non-performing loans, the suspension of interest income accruals on certain payment-in-kind loans, a decrease in a size of our portfolio of loans and other leading instruments by approximately $714,905, and a decline in LIBOR interest rates in 2009 compared to 2008.

Operating expense reimbursement of $120,146 for the year ended December 31, 2009 is attributable to the portfolio of operating real estate acquired in the American Financial acquisition. Operating expense reimbursement is included in income beginning on the date of acquisition. Accordingly, operating expense reimbursement of $92,863 for the year ended December 31, 2008 only includes revenue from the American Financial acquisition beginning April 1, 2008, the closing date of the transaction.

Gains on sales and other income of $4,693 for the year ended December 31, 2009 is primarily composed of interest on restricted cash balances and other cash balances held by us. Gains on sales and other income of $15,374 for the year ended December 31, 2008 is primarily composed of interest on restricted cash balances in our three CDOs and from the sale of loans of approximately $502.

The income on investments in unconsolidated joint ventures of $8,436 for the year ended December 31, 2009 represents our proportionate share of the income generated by our joint venture interests including $4,450 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $12,886. The income on investments in unconsolidated joint ventures of $6,476 for the year ended December 31, 2008 represents our proportionate share of income generated by our joint venture interests including $625 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $7,101. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

Gain on extinguishment of debt of $119,305 for the year ended December 31, 2009 was primarily comprised of gains generated from the satisfaction of our facility with Keybank, National Association, or KeyBank, and the termination of our facility with Wachovia Capital Markets LLC, or Wachovia. In March 2009, we entered into an amendment and compromise agreement with KeyBank, to settle and satisfy the existing loan obligations under the $175,000 unsecured facility at a discount for a cash payment of $45,000, and a future maximum cash payment of up to $15,000 from 50% of all cash distributions received by us after May 2009 from certain junior tranches and preferred classes of securities under our CDOs. We recorded a net gain of $107,179 as a result of this agreement. In December 2009, we entered into a termination agreement with Wachovia, to settle and satisfy in full the pre-existing loan obligation of $44,542 under the secured term loan and credit facility. We made a one-time cash payment of $22,500 and executed and delivered to Wachovia a subordinate participation interest in our 50% interest in one of the four mezzanine loans formerly pledged under the credit facility. We recorded a gain on extinguishment of debt of $12,126 pursuant the termination agreement. During the year ended December 31, 2008, we repurchased at a discount, investment grade notes issued by our three CDOs, generating net gains on early extinguishment of debt of $77,234.

Expenses

	2009	2008	$ Change
Property operating expenses	$208,948	$145,458	$63,490
Interest expense	233,335	260,533	(27,198)
Depreciation and amortization	112,232	67,072	45,160
Management, general and administrative	40,400	17,577	22,823
Management fees	7,787	30,299	(22,512)
Incentive fee	—	2,350	(2,350)
Impairment on loans held for sale	151,081	—	151,081
Provision for loan loss	517,784	97,853	419,931
Provision for taxes	2,498	83	2,415
Total expenses	$1,274,065	$621,225	$652,840

Property operating expenses for the year ended December 31, 2009 is comprised of expenses incurred on our portfolio of 911 properties owned by our Gramercy Realty division, which increased $63,490 from the $145,458 recorded in the year ended December 31, 2008 to $208,948 recorded in the year ended December 31, 2009. The increase is attributable to the American Financial acquisition which closed on April 1, 2008.

Interest expense was $233,335 for the year ended December 31, 2009 compared to $260,533 for the year ended December 31, 2008. The decrease of $27,198 is primarily attributed to reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the year ended December 31, 2009 compared to the year ended December 31, 2008, as well as lower average principal balances outstanding over the same periods due to debt extinguishments, repayments using proceeds from additional cash repayments and sales of certain investments classified as held for sale that served as collateral for these borrowings. This decrease is partially offset by the assumption of $2,500,000 of debt in April 2008 as a result of the American Financial acquisition.

We recorded depreciation and amortization expenses of $112,232 for the year ended December 31, 2009, compared to $67,072 for the year ended December 31, 2008. The increase of $45,160 is primarily due to higher amortization expense on in-place lease intangible assets reflecting the impact of purchase price allocation adjustments finalized in the first quarter of 2009 for the American Financial acquisition.

Management, general and administrative expenses were $40,400 for the year ended December 31, 2009, compared to $17,577 for the same period in 2008. The increase of $22,823 includes salaries, benefits and other administrative costs previously borne by SL Green prior to the internalization of our management, higher legal and professional fees related to loan enforcement and restructurings completed during 2009, costs incurred in connection with modifications sought with respect to our CDOs, and approximately $1,626 of fees and costs incurred in connection with the an exchange agreement with certain affiliates of Taberna Capital Management, LLC, or Taberna, pursuant to which a subsidiary of our Operating Partnership and Taberna agreed to exchange $97,500 of the junior subordinated notes for $97,533 face amount of bonds previously issued by our CDOs. In addition, management, general and administrative expenses for the year ended December 31, 2009 includes $5,010 of expense for costs incurred in connection with the internalization of the Manager. Acquisition costs were expensed in the period incurred.

Management fees of $7,787 were expensed for the year ended December 31, 2009. We recorded $30,299 for the year ended December 31, 2008. The decrease is due primarily to the internalization of the Manager, which took place on April 24, 2009. The internalization was completed through a direct acquisition of the Manager, which was previously then a wholly-owned subsidiary of SL Green. Upon completion of the internalization, all management fees and incentive management fees payable by us to the Manager were eliminated.

No incentive fees were earned for the year ended December 31, 2009. We recorded an incentive fee expense of $2,350 during the year ended December 31, 2008 in accordance with requirements of the partnership agreement of our Operating Partnership, which entitled owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations).

During the year ended December 31, 2009, we recorded impairment charges of $138,570 on 12 loans previously classified as held for sale and an other-than-temporary impairment of $12,511 due to an adverse change in expected cash flows related to credit losses for five CMBS investments. Impairment charges on loans were taken to reduce the carrying value of loans-held-for sale to their fair value based upon anticipated selling prices.

Provision for loan losses was $517,784 for the year ended December 31, 2009, compared to $97,853 for the year ended December 31, 2008, an increase of $419,931. The provision was based upon periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets and a difficult operating environment.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Revenues

	2008	2007	$ Change
Rental revenue	$230,346	$2,935	$227,411
Investment income	254,821	297,712	(42,891)
Operating expense reimbursement	92,863	—	92,863
Gain on sales and other income	15,374	14,797	577
Total revenues	$593,404	$315,444	$277,960
Equity in net income of joint ventures	$6,476	$4,944	$1,532
Gain on extinguishment of debt	$77,234	$3,806	$73,428
Gain from sale of unconsolidated joint venture interests	$—	$92,235	$(92,235)

Rental revenue for the year ended December 31, 2008 is primarily comprised of revenue earned on our portfolio of 911 properties owned by our Gramercy Realty division. The increase in rental revenue of $227,411 is primarily due to acquisition of American Financial. Accordingly, rental revenue of $230,346 for the year ended December 31, 2008 only includes rental revenue from the American Financial acquisition beginning in April 1, 2008, the closing date of the transaction.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the year ended December 31, 2009, $95,606 was earned on fixed rate investments while the remaining $159,215 was earned on floating rate investments. The decrease of $42,891 over the prior period is primarily due to a decrease in size of our portfolio of loans and other lending instruments by approximately $344,382, a decline in LIBOR interest rates in 2008 and an increase in non-performing loans in 2008. The carrying value of non-performing loans was $164,809 and $29,058 for the year ended December 31, 2008 and 2007, respectively.

Operating expense reimbursement of $92,863 for the year ended December 31, 2008 is attributable to the portfolio of real estate acquired in the American Financial acquisition. Operating expense reimbursement is included in income beginning on the date of acquisition. Accordingly, operating expense reimbursement of $92,863 for the year ended December 31, 2008 only includes revenue from the American Financial acquisition beginning April 1, 2008, the closing date of the transaction.

Gains on sales and other income of $15,374 for the year ended December 31, 2008 is primarily composed of interest on restricted cash balances in our three CDOs and other cash balances held by us, offset by net losses from the sale of loans of approximately $502. Gains on sales and other income of $14,797 for the year ended December 31, 2007 is primarily composed of interest on restricted cash balances in our three CDOs and other cash balances held by us, and $3,985 in net gains from the sale of loans and securities.

The income on investments in unconsolidated joint ventures of $6,476 for the year ended December 31, 2008 represents our proportionate share of the income generated by our joint venture interests including $625 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $7,101. The income on investments in unconsolidated joint ventures, of $4,944 for the year ended December 31, 2007 represents our proportionate share of income generated by our joint venture interests including $4,802 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $9,746. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

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

Expenses

	2008	2007	$ Change
Property operating expenses	$145,458	$—	$145,458
Interest expense	260,533	172,094	88,439
Depreciation and amortization	67,072	2,158	64,914
Management, general and administrative	17,577	13,534	4,043
Management fees	30,299	22,671	7,628
Incentive fee	2,350	32,235	(29,885)
Provision for loan loss	97,853	9,398	88,455
Provision for taxes	83	1,341	(1,258)
Total expenses	$621,225	$253,431	$367,794

Property operating expenses for the year ended December 31, 2008 of $145,458, were entirely attributable to the American Financial acquisition which closed on April 1, 2008. This amount includes ground rent and leasehold obligations, real estate and taxes, utilities, property and leasehold improvements, other property operating expenses and direct billable expenses.

Interest expense was $260,533 for the year ended December 31, 2008 compared to $172,094 for the year ended December 31, 2007. The increase of $88,439 is primarily attributed to $2,500,000 in additional debt incurred as a result of the American Financial acquisition and the issuance in August 2007, of $1,100,000 of CDOs.

We recorded depreciation and amortization expenses of $67,072 for the year ended December 31, 2008, versus $2,158 for the year ended December 31, 2007. The increase of $64,914 is attributed primarily to the increase in size of our real estate investments as a result of the American Financial acquisition.

Marketing, general and administrative expenses were $17,577 for the year ended 2008, versus $13,534 for the same period in 2007. The increase in marketing, general and administrative expenses was primarily attributable to the American Financial acquisition and increased legal costs incurred in connection with non-performing loans in 2008.

Management fees increased $7,628 for the year ended December 31, 2008 to $30,299 versus $22,671 for the same period in 2007 due primarily to an increase in our stockholder’s equity as a result of additional issuances of common equity during the second half of 2007, and, in connection with the American Financial acquisition on April 1, 2008, on which base management fees were calculated. In October 2008, we entered into the second amended and restated management agreement with the Manager which reduced the annual base management fee from 1.75% to 1.50% of our gross stockholders equity, and provided that, commencing July 2008, all fees in connection with collateral management agreements are remitted by the Manager to us. In October 2008, each of the asset servicing agreement and outsource agreement was terminated, effective as of September 30, 2008. Effective as of October 2008, we were obligated to reimburse the Manager for its costs incurred under a special servicing agreement between the Manager and an affiliate of SL Green. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to our CDOs for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. This arrangement was terminated in April 2009 in connection with the internalization of the Manager.

We recorded an incentive fee expense of $2,350 and $32,235 during the years ended December 31, 2008 and 2007, respectively in accordance with requirements of the partnership agreement of our Operating Partnership which entitles owners of Class B limited partner interests in our Operating Partnership to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008. In December 2008, we entered into a letter agreement with the Manager and SL Green pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred 1.9 million shares of the our common stock to us, in full satisfaction of all potential obligations that the holders of the Class B Units of our Operating Partnership may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The cash portion of the letter agreement consideration was recorded as a reduction in incentive distribution. These letter agreements reduced the overall incentive fee expense that would have been payable during December 31, 2008. For the year ended December 31, 2007, approximately $18,994 of incentive fees was related to the sale of our joint venture interest in One Madison Avenue to SL Green.

Provision for loan losses was $97,853 for the year ended December 31, 2008, compared to $9,398 for the year ended December 31, 2007. The provision was based upon an increase in non-performing loans, periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets and a difficult operating environment.

Provision for taxes was $83 for the year ended December 31, 2008, versus $1,341 for the year ended December 31, 2007.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent; (v) new financings or additional securitizations or CDO offerings; and (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. Due to continued market turbulence, we do not anticipate having the ability in the near-term to access equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, our ability to make distributions to our stockholders and to continue as a going concern.

Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the consolidated statement of cash flows provided in our financial statements. However, our short-term liquidity requirements could be affected by a potential change in our dividend policy. Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of December 31, 2009 and 2008 we accrued $9,317 and $2,325, respectively, for the Series A preferred stock dividends. Based on current estimates of our taxable loss, we expect that we will have no distribution requirements in order to maintain our REIT status for the 2009 tax year and we expect that we will continue to elect to retain capital for liquidity purposes until the requirement to make a cash distribution to satisfy our REIT requirements arise. We may elect to pay dividends to satisfy our REIT distribution requirements on our common stock in cash or a combination of cash and shares of our common stock as permitted under U.S. federal income tax laws. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

Our ability to meet our long-term liquidity (beyond the next 12 months) and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Our inability to renew, replace or expand our sources of financing on substantially similar terms, or any at all may have an adverse effect on our business and results of operations. Any indebtedness we incur will likely be subject to continuing or more restrictive covenants and we will likely be required to make continuing representations and warranties in connection with such debt.

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with assets. These conditions could limit our ability to do further borrowings. We were in compliance with all such covenants as of December 31, 2009. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, lenders may accelerate the maturity of our debt. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and/or (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, our ability to make distributions to our stockholders and our ability to continue as a going concern.

Gramercy Realty’s office buildings include a group of 13 office buildings and two parking facilities containing approximately 3.8 million square feet, of which approximately 2.4 million square feet is leased to Bank of America, which collectively are referred to as the Dana Portfolio. Under the terms of the Dana Portfolio lease, which was originally entered into by Bank of America, as tenant, and Dana Commercial Credit Corporation, as landlord, as part of a larger bond-net lease transaction, Bank of America was required to make annual base rental payments of approximately $40.4 million through January 2010, approximately $3,000 in January 2011, and no annual base rental payments thereafter through lease expiration in June 2022. In December 2009, Gramercy Realty received the full 2010 rental payment from Bank of America of approximately $40,400 from the Dana Portfolio. We have also received termination notices from Bank of America covering approximately 360,000 square feet of currently leased space, which terminations will become effective at various times prior to December 31, 2010. Additionally, under the terms of the lease agreement with Regions Financial, rent for approximately 570,000 square feet will step down by approximately $5,100 annually, beginning in July 2010. As a result of these and other factors, beginning in 2010, Gramercy Realty’s operating cash flow will be significantly lower, and is anticipated to turn negative, unless we are able to generate an equivalent amount of net rent by leasing vacant space within the Gramercy Realty portfolio to new third party tenants.

The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO indentures contain minimum interest coverage and asset over collateralization covenants that must be met in order for us to receive cash flow on the CDO interests retained by us and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail to comply with the covenants all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of December 31, 2009, our 2005 and 2006 CDOs and were in compliance with the interest coverage and asset over-collateralization covenants, however, the compliance margin, particularly with respect to our 2005 CDO, was narrow and relatively small declines in the CDO collateral performance and credit metrics could cause either or both to fall out of compliance. Our 2007 CDO failed the overcollateralization test at the November 2009 distribution date and February 2010 distribution date. All three CDOs were in compliance with all such covenants as of December 31, 2008.

To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income, if any. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A Preferred Stock are paid in full.

Cash Flows

Net cash provided by operating activities decreased $84,795 to $86,960 for the year ended December 31, 2009 compared to cash provided of $171,755 for same period in 2008. Operating cash flow was generated primarily by net interest income from our commercial real estate finance segment and net rental income from our property investment segment. The decrease in operating cash flow for the year ended December 31, 2009 compared to the same period in 2008 was primarily due to a decrease in operating assets and liabilities of $92,644, The increased net loss of $578,934 is primarily attributable to non-cash impairment charges of $194,286 and a increase in the provision for loan loss of $419,931.

Net cash provided by investing activities for the year ended December 31, 2009 was $131,121 compared to net cash used by investing activities of $490,572 during the same period in 2008. The increase in cash provided by investing activities is primarily due to the American Financial acquisition of $586,900 and transaction costs relating to business combination of $108,199 in 2008.

Net cash used by financing activities for the year December 31, 2009 was $216,564 as compared to net cash provided by financing activities of $162,519 during the same period in 2008. In connection with the acquisition of American Financial on April 1, 2008, we received proceeds from acquisition financing of $1,114,743, offset by repayments on mortgage notes of $801,913. For the year ended 2009, we repaid $111,559 on our mortgage notes. The decrease for the year ended 2009 as compared to the same period in 2008 is also offset by the dividends paid on preferred and common stock of $166,879 and proceeds of unsecured credit facility of $172,301 in 2008.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2009, 49,884,500 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

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

In December 2008, we entered into a letter agreement with the Manager and SL Green pursuant to which the Manager agreed to pay $2,750 million in cash and SL Green transferred to us 1.9 million shares of our common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to our Operating Partnership, and our Operating Partnership may have had to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The shares of common stock were cancelled upon receipt by us. Subsequent to the letter agreement, SL Green Operating Partnership L.P. owned approximately 12.5% of the outstanding shares of our common stock.

Outperformance Plan

In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, were to share in a “performance pool” if our total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. We recorded the expense of the LTIP Units of our Operating Partnership, or the LTIP Units, award in accordance with GAAP. Compensation expense of $(2,348), was recorded for the years ended December 31, 2008, related to the 2005 Outperformance Plan. Based on our total return to stockholders as of the May 31, 2008 measurement period conclusion date, we did not meet the minimum 30% return threshold and accordingly, the plan participants automatically forfeited the LTIP Units that they had been granted and the 2005 Outperformance Plan expired as of that date. In October 2008, Marc Holliday, Gregory Hughes and Andrew Matthias resigned as executives of our company. In accordance with the 2005 Outperformance Plan, upon resignation, the LTIP Units were forfeited. In accordance with GAAP, we recorded a reduction of expense in connection to the forfeiture of the LTIP shares of $2,348, which is offset against management, general and administrative expenses.

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

As of December 31, 2009, there were approximately 272,652 phantom stock units outstanding, of which 264,652 units are vested.

Market Capitalization

At December 31, 2009, our CDOs and borrowings under our junior subordinated notes, and mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans). represented 95% of our consolidated market capitalization of $5.3 billion (based on a common stock price of $2.59 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2009). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

The table below summarizes secured and other debt at December 31, 2009 and December 31, 2008, including our junior subordinated debentures:

	December 31, 2009	December 31, 2008
Mortgage notes payable	$1,743,668	$1,833,005
Mezzanine notes payable	553,522	580,462
Unsecured credit facility	—	172,301
Term loan, credit facility and repurchase facility	—	95,897
Collateralized debt obligations	2,705,534	2,608,065
Junior subordinated notes	52,500	—
Junior subordinated debentures	—	150,000
Total	$5,055,224	$5,439,730
Cost of debt	LIBOR+2.31%	LIBOR+2.54%

Term Loan, Credit Facility and Repurchase Facility

The facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility in 2004, and was subsequently increased to $500,000 effective April 2005. In June 2007, the facility was modified further by reducing the credit spreads. In July 2008, the original facility was terminated and a new credit facility was executed to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving credit facility equal to $100,000 with a credit spread of 242.5 basis points. The term of the credit facility was two years and we could have extended the term for an additional twelve-month period if certain conditions were met. We had no accrued interest and borrowings of $72,254 on the repurchase facility at a weighted average spread to LIBOR of 2.68% as of December 31, 2008. In April 2009, we entered into an amendment with Wachovia, pursuant to which the maturity date of the credit facility was extended to March 31, 2011. The amendment also eliminated all financial covenants, eliminated Wachovia’s right to impose future margin calls, reduced the recourse guarantee to be no more than $10,000 and eliminated cross-default provisions with respect to our other indebtedness. We made a $13,000 deposit and provided other credit support to backstop letters of credit Wachovia issued in connection with our mortgage debt obligations of certain of our subsidiaries. We also agreed to attempt to divest of certain loan investments in the future in order to further deleverage the credit facility and to forego additional borrowing under the facility. In December 2009, we entered into a termination agreement with Wachovia, to settle and satisfy in full the pre-existing loan obligation of $44,542 under the secured term loan and credit facility. We made a one-time cash payment of $22,500 and executed and delivered to Wachovia a subordinate participation interest in our 50% interest in one of the four mezzanine loans formerly pledged under the credit agreement. Upon termination, all of the security interests and liens in favor of Wachovia under the credit agreement were released. We recorded a gain on extinguishment of debt of $12,126 pursuant the termination agreement.

Our subsidiaries also had entered into a repurchase facility with Goldman Sachs Mortgage Company, or Goldman. In October 2006, this facility was increased from $200,000 to $400,000 and its maturity date was extended until September 2009. In August 2008, the facility was amended to reduce the borrowing capacity to $200,000 and to provide for an extension of the maturity to December 2010, for a fee, provided that no event of default has occurred. The facility bore interest at spreads of 2.00% to 2.30% over one-month LIBOR. In April 2009, we entered into an amendment to the amended and restated master repurchase agreement and amended guaranty with Goldman, pursuant to which all financial covenants in the amended and restated master repurchase agreement and the amended guaranty were eliminated and certain other provisions of the amended and restated master repurchase agreement and the amended guaranty were amended or deleted, including, among other things, the elimination of the existing recourse liability and a relaxation of certain affirmative and negative covenants. We had no accrued interest and borrowings of $23,643 at a weighted average spread to LIBOR of 2.5% under this facility at December 31, 2008. In October, 2009, we repaid the borrowings in full and terminated the Goldman repurchase facility.

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

Unsecured Credit Facility

In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank, with an initial term of three years and a one-year extension option. In June 2007, the facility was increased to $175,000. The facility was supported by a negative pledge of an identified asset base. In March 2009, we entered into an amendment and compromise agreement with KeyBank to settle and satisfy the loan obligations at a discount for a cash payment of $45,000 and a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities under our CDOs. The remaining balance of $85 in potential cash distribution is recorded in other liabilities on our balance sheet as of December 31, 2009 and was fully paid in January 2010. We recorded a gain on extinguishment of debt of $107,229 as a result of this agreement. We had accrued interest of $1,405 and borrowings of $172,301 as of December 31, 2008.

In connection with the acquisition of American Financial on April 1, 2008, our indirect wholly-owned subsidiaries, First States Investors DB I L.P., (formerly known as First States Investors DB I LLC) and First States Investors DB I B, L.P, and certain of their direct or indirect subsidiaries, collectively, (the “DB Loan Borrowers”), entered into an amendment and restatement of an assumed American Financial credit facility (the “DB Loan Agreement”) with Deutsche Bank AG, Cayman Islands Branch, or Deutsche Bank, as agent for certain lenders. As part of the amendment and restatement of the DB Loan Agreement, the available amount under the DB Loan Agreement was reduced from $400,000 to $100,000. In addition, amounts were paid to reduce the outstanding borrowings under the facility to $95,000. Originally, the DB Loan Agreement provided the DB Loan Borrowers with a one year facility that would have matured on March 31, 2009, and permitted subject to certain conditions, a six-month extension at the DB Loan Borrowers’ option. Advances made under the DB Loan bear interest at 3.00% plus the greater of (i) 3.50% or (ii) 30 day LIBOR. The DB Loan allows for prepayment in whole or in part on any payment date; provided, however, that any such prepayment shall be accompanied by all accrued interest on the portion of the DB Loan being prepaid. In September 2008, two of our CDOs purchased the DB Loan from the lender and simultaneously amended the maturity date to be March 2011, and subject to certain conditions, granted the DB Loan Borrowers two options to extend the DB Loan for one year each (i.e. to September 11, 2013 if both options are exercised). In connection with the acquisition of the DB Loan, and an unrelated sale of a property originally subject to the DB Loan, the outstanding principal balance of the DB Loan was reduced to $69,868. The loan is eliminated in the preparation of our consolidated financial statements. We recorded costs related to the purchase of approximately $800, which was expensed.

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

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of December 31, 2009, 968 (including 54 properties held by an unconsolidated joint venture) of our real estate assets were encumbered with mortgages and mezzanine debt with a cumulative outstanding balance of $2,297,190. Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. We are in compliance with these ratios as of December 31, 2009. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis.

Certain of our mortgage notes payable related to assets held for sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

Goldman Mortgage Loan

On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers entered into a mortgage loan agreement, the Goldman Mortgage Loan, with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp, and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Borrower and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. We have accrued interest of $253 and borrowings of $241,324 as of December 31, 2009 and accrued interest of $367 and borrowings of $242,568 as of December 31, 2008. In March 2010, we extended the maturity date of the Goldman Mortgage Loan to March 2011.

Secured Term Loan

On April 1, 2008 First States Investors 3300 B, L.P., an indirect wholly-owned subsidiary of ours, or the PB Loan Borrower, entered into a loan agreement, the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000 or the PB Loan in part to refinance a portion of a portfolio of American Financial’s properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. We had accrued interest of $418 and borrowings of $234,851 as of December 31, 2009 and accrued interest of $657 and borrowings of $240, 000 as of December 31, 2008.

The PB Loan requires us to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

The PB Loan Agreement contains covenants relating to liquidity and tangible net worth. As of December 31, 2009, we were in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan matures on March 11, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans, (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR and the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. We have accrued interest of $1,455 and borrowings of $553,522 as of December 31, 2009 and accrued interest of $1,821 and borrowings of $580,462 as of December 31, 2008. In March 2010, we extended the maturity date of the Goldman Mezzanine Loan to March 2011.

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

During 2006 we issued approximately $1,000,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. At issuance, the CDO consisted of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. We incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

In August 2007, we issued $1,100,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 Issuer, and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer. At issuance, CDO consisted of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.46%. We incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO. The Issuers and Co-Issuers in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral using cash generated by debt investments that are repaid during the reinvestment periods (generally, five years from issuance) of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as debt investments are repaid. The financial statements of the Issuer of each CDO are consolidated in our financial statements. The securities originally rated as investment grade at time of issuance are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the securities originally rated as investment grade in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments. Loans and other investments are owned by the Issuers and the Co-Issuers, serve as collateral for our CDO securities, and the income generated from these investments is used to fund interest obligations of our CDO securities and the remaining income, if any, is retained by us. The CDO indentures contain minimum interest coverage and asset over collateralization covenants that must be satisfied in order for us to receive cash flow on the interests retained by us in our CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and we may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of December 31, 2009, our 2005 and 2006 CDOs were in compliance with their interest coverage and asset over collateralization covenants, however their compliance margin was narrow, particularly with respect to our 2005 CDO, and relatively small declines in their collateral performance and credit metrics could cause either or both CDOs to fall out of compliance. Our 2007 CDO failed its overcollateralization test at the November 2009 and February 2010 distribution dates. All three CDOs were in covenant compliance as of December 31, 2008.

During the year ended December 31, 2008, we repurchased, at a discount, $127,300 of investment grade notes previously issued by our three CDOs. We recorded a net gain on the early extinguishment of debt of $77,234 for the year ended December 31, 2008.

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

In January 2009, our Operating Partnership entered into an exchange agreement with the holders of the securities, pursuant to which we and the holders agreed to exchange all of the previously issued trust preferred securities for newly issued unsecured junior subordinated notes, or our Junior Notes, in the aggregate principal amount of $150,000. Our Junior Notes will mature on June 30, 2035, or the Maturity Date, and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity Date. We may redeem our Junior Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount of the Junior Notes. The optional redemption of our Junior Notes in part must be made in at least $25,000 increments. The Junior Notes also contained additional covenants restricting, among other things, our ability to declare or pay any dividends during the calendar year 2009 (except to maintain our REIT qualification), or make any payment or redeem any debt securities ranked pari passu or junior to the Junior Notes. In connection with the exchange agreement, the final payment on the trust preferred securities for the period October 30, 2008 through January 29, 2009 was revised to be at a reduced interest rate of 0.50% per annum. In October 2009, a subsidiary of our Operating Partnership exchanged $97,500 of our Junior Notes for $97,533 face amount of the bonds issued by our CDOs that we had repurchased in the open market. Certain indenture covenants restricting us from declaring or paying dividends and taking certain other corporate actions during the 2009 calendar year have been eliminated for the remaining $52,500 of our Junior Notes. For the year ended December 31, 2009, we expensed fees and costs incurred in connection with the exchange agreement of $1,626 which is included in management, general and administrative expenses in the Consolidated Statement of Operations.

Contractual Obligations

Combined aggregate principal maturities of our CDOs, junior subordinated notes, mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), unfunded loan commitments and operating leases as of December 31, 2009 are as follows:

	CDOs	Junior Subordinated Notes	Mortgage and Mezzanine Loans(1)		Interest Payments(4)	Unfunded Loan Commitments(2)	Operating Leases	Total
2010	$—	$—	$832,438	(3)	$165,298	$18,900	$18,661	$1,035,297
2011	—	—	25,227		173,039	8,767	18,483	225,516
2012	—	—	80,413		172,313	—	18,088	270,814
2013	—	—	617,827		144,332	—	17,578	779,737
2014	—	—	12,566		112,420	—	17,287	142,273
Thereafter	2,705,534	52,500	712,784		363,993	—	137,042	3,971,853
Above/Below Market Interest	—	—	15,935		—	—	—	15,935
Total	$2,705,534	$52,500	$2,297,190		$1,131,395	$27,667	$227,139	$6,441,425

(1)	Certain of our real estate assets are subject to mortgage liens. As of December 31, 2009, 713 real estate assets were encumbered with 28 mortgages with a cumulative outstanding balance of approximately $1,727,733. As of December 31, 2009, the mortgages’ balance ranged in amount from approximately

$411,644 to $461,782 and had maturity dates ranging from approximately 3 months to 14 years. As of December 31, 2009, 25 of the loans had fixed interest rates ranging 5.06% to 8.29% and four variable rate loans had interest rates ranging from 1.89% to 6.249%.
(2)	Based on loan budgets and estimates
(3)	Includes $241,324 and $553,522 of maturities due on the Goldman Mortgage and Mezzanine loans, which have subsequently been extended to March 9, 2011.
(4)	Does not include $36,926 of interest payments that will be paid during the extension period on the Goldman Mortgage and Mezzanine loans mentioned above.

Leasing Agreements

Our properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and renewal options. As of December 31, 2009, we also leased bank branches and office buildings from third parties with expiration dates extending to the year 2085 and have various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of December 31, 2009 are as follows:

Operating Leases
2010	$219,985
2011	193,515
2012	182,095
2013	171,478
2014	164,788
Thereafter	1,113,678
Total minimum lease payments	$2,045,539

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

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, if any, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

Beginning with the third quarter of 2008, our board of directors elected to not pay a dividend our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for five quarters. Based on current estimates of taxable loss, we believe we will have no distribution requirement in order to maintain our REIT status for the 2009 tax year.

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

Related Party Transactions

On April 24, 2009, in connection with the internalization, we entered into a securities transfer agreement with SL Green Operating Partnership L.P., or SL Green OP, GKK Manager Member Corp., or Manager Corp., and SL Green, pursuant to which (i) SL Green OP and Manager Corp. agreed to transfer to our Operating Partnership, membership interests in the Manager and (ii) SL Green OP agreed to transfer to our Operating Partnership its Class B limited partner interests in our Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities. No distributions were due on the Class B limited partner interests for the year ended December 31, 2009 or otherwise in connection with the internalization.

Concurrently with the execution of the securities transfer agreement, we also entered into a special rights agreement with SL Green OP and SL Green, pursuant to which SL Green and SL Green OP agreed to provide us certain management information systems services from April 24, 2009 through the date that was 90 days thereafter and we agreed to pay SL Green OP a monthly cash fee of $25 in connection therewith. We also agreed to use our best efforts to operate as a REIT during each taxable year and to cause our tax counsel to provide legal opinions to SL Green relating to our REIT status. Other than with respect to the transitional services provisions of the special rights agreement as set forth therein, the special rights agreement will terminate when SL Green OP ceases to own at least 7.5% of the shares of our common stock.

In connection with our initial public offering, we entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. We paid the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. In October 2008, we entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of our gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to us. We incurred expense to the Manager under this agreement of an aggregate of $7,534, $21,058 and $13,135 for the years ended December 31, 2009, 2008 and 2007, respectively.

Prior to the internalization, to provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership were entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such became probable and reasonably estimable in accordance with the partnership agreement. In October 2008, we entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provided that starting January 1, 2009, the incentive distribution could have been paid, at our option, in cash or shares of common stock. In December 2008, we entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to us, 1.9 million shares of our common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests of our Operating Partnership may have had to our Operating Partnership, and our Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of our Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. We incurred approximately $2,350 and $32,235 with respect to such Class B limited partner interests for the years ended December 31, 2008 and 2007. No incentive distribution was earned by the Class B limited partner interests for the year ended December 31, 2009.

Prior to the internalization, we were obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green OP and a separate outsource agreement between the Manager and SL Green OP. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The outsource agreement provided for an annual fee payable by us, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the years ended December 31, 2008 and 2007, respectively, we realized expense of $1,721 and $1,343, to the Manager under the outsource agreement. For the year ended December 31, 2009, 2008 and 2007 we realized expense of $0, $4,022 and $3,564 to the Manager, respectively, under the asset servicing agreement. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which we were obligated to reimburse the Manager for its costs incurred there under from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to our CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to our CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009. Effective May 2009 we entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for our CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors. For the year ended December 31, 2009, we incurred expense of $1,014, pursuant to the special servicing arrangement.

On October 27, 2008, we entered into a services agreement with SL Green and SL Green OP which was subsequently terminated in connection with the internalization. Pursuant to the services agreement, SL Green agreed to provide consulting and other services to us. SL Green would make Marc Holliday, Andrew Mathias and David Schonbraun available in connection with the provision of the services until the earliest of (i) September 30, 2009, (ii) the termination of the management agreement or (iii) with respect to a particular executive, the termination of any such executive’s employment with SL Green. In consideration for the consulting services, we paid a fee to SL Green of $200 per month, payable, at our option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of our common stock trade, shares of our common stock. SL Green also provided us with certain other services described in the services agreement for a fee of $100 per month in cash and for a period terminating at the earlier of (i) three months after the date of the services agreement, subject to a one-time 30-day extension, or (ii) the termination of the management agreement.

In connection with the closing of our first CDO in July 2005, the 2005 Issuer entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Board of Directors had allocated to the Manager the subordinate collateral management fee paid on the CDO notes not held by us. In October 2008, pursuant to the second amended and restated management agreement, the Manager had, commencing July 1, 2008, agreed to remit this amount to us. At September 30, 2009 and December 31, 2008, we owned all of the non-investment grade bonds, preferred equity and equity in our 2005 CDO. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to us. For the years ended December 31, 2008 and 2007, we realized expense of $1,024 and $2,054, to the Manager under such collateral management agreement.

Prior to the internalization, fees payable in connection with CDOs or other securitization vehicles, except for our 2005 CDO, were governed by the management agreement. Pursuant to the management agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a “managed transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both “managed transitional” and “managed non-transitional” CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to us. In October 2008, pursuant to the second amended and restated management agreement, the Manager, commencing July 1, 2008, agreed to remit this amount to us. For the years ended December 31, 2008 and 2007, we realized expense of approximately $1,574 and $2,575, to the Manager under this agreement.

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

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the year ended December 31, 2009, 2008 and 2007 we paid $710, $423 and $235 under this lease, respectively.

In July 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of December 31, 2009 and December 31, 2008, the loan has a book value of $39,285 and $39,520, respectively.

In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green was an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $64,130 and $90,595 as of December 31, 2009 and December 31, 2008, respectively.

In June 2006, we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future. The remaining 50% of the property was owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P. The property was comprised of three buildings totaling approximately 670,000 square feet which was 100% net leased to an entity whose obligations were guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan. In January 2009, we and SL Green sold 100% of the respective interests in 55 Corporate.

In December 2006, we acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan. As of December 31, 2009 and December 31, 2008, the loan has a book value of $0 and $118,703, respectively.

In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007, the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of December 31, 2009 and December 31, 2008, our interest in the whole loan had a carrying value of $63,894 and $66,707, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of December 31, 2009 and December 31, 2008, the investment had a carrying value of $31,557 and $26,118, respectively. We recorded our pro rata share of net income of $4,988, $5,228 and $3,105 for the years ended December 31, 2009, 2008 and 2007, respectively.

In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of December 31, 2009 and December 31, 2008, the investment had a carrying value of $45,695 and $37,070, respectively. We recorded our pro rata share of net income of $5,972, $6,292 and $2,480 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, we, along with SL Green, sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of our interest in the loan back to SL Green. As of December 31, 2009 and December 31, 2008, the loan has a book value of $0 and $11,925, respectively. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of December 31, 2009 and December 31, 2008, the loan has a book value of $319 and $28,026, respectively.

In November 2007, we acquired from a syndicate comprised of financial institutions a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%. As of December 31, 2009 and December 31, 2008, the loan has a book value of $0 and $22,656, respectively.

In December 2007, we acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment, which is secured by an office building in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, we sold our remaining interest in the loan to an affiliate of SL Green for $16,120 pursuant to purchase rights established when the loan was acquired. The sale includes contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan. As of December 31, 2009 and December 31, 2008, the loan had a book value of $0 and $24,599, respectively.

In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of December 31, 2009 and December 31, 2008, the loan has a book value of $28,228 and $46,488, respectively.

In connection with the closing of the acquisition of American Financial, as part of a larger financing, we received financing of $50,000 from SL Green, which is described more fully in Note 9. An affiliate SL Green was granted 644,787 shares of our common stock for services rendered, subject to a one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance.

In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of December 31, 2009 and 2008 the loan has a book value of $9,926 and $9,324, respectively.

In September 2008, we closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of December 31, 2009 and 2008, the loan has a book value of $29,925 and $30,367, respectively.

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

FFO for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the Year Ended December 31,
	2009	2008	2007
Net income (loss) available to common shareholders	$(529,043)	$49,959	$155,030
Add:
Depreciation and amortization	122,489	84,290	12,572
FFO adjustments for unconsolidated joint ventures	4,450	625	4,802
Less:
Gain in sale of unconsolidated joint venture interest	—	—	18,994
Incentive fee attributable to gain from sale of unconsolidated joint venture interest	—	—	(92,235)
Non real estate depreciation and amortization	(10,348)	(11,379)	(10,107)
Gain on sale	(5,158)	—	—
Funds from operations	$(417,610)	$123,495	$89,056
Funds from operations per share – basic	$(8.38)	$2.61	$3.18
Funds from operations per share – diluted	$(8.38)	$2.61	$3.03

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued new guidance which applies to reporting periods beginning after November 15, 2008 and requires enhanced disclosures about an entity’s derivative and hedging activities. It does not change the accounting for such activities. As a result, while the adoption of this guidance has changed our disclosures, it did not have a material impact on our financial condition, liquidity or results of operations.

In January 2009, the FASB issued clarification guidance on impairment of securities by removing the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. The new guidance is effective for interim and annual reporting periods ending after December 15, 2008. We have adopted the new guidance and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance that requires fair value disclosures to be included for interim reporting periods. We have adopted this new accounting standard effective April 1, 2009. We have made the appropriate disclosures in the interim financial statements during 2009.

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

In April 2009, the FASB issued guidance that requires that an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. We adopted this new accounting standard effective January 1, 2009. Adoption of the new guidance did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued new guidance that incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards relative to the reporting of subsequent events, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new guidance, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. We adopted this standard effective April 1, 2009. In February 2010, the FASB issued an Accounting Standards Update (ASU) clarifying the application of this guidance to entities, specifying that if an entity is an SEC filer then it should evaluate subsequent events through the date the financial statements are available to be issued. Additionally the ASU incorporates a definition of an SEC filer and states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We have applied this update to our financial statements for the period ended December 31, 2009.

In June 2009, the FASB amended the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard is effective January 1, 2010. Adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard is effective January 1, 2010. Adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board, or FASB, issued guidance regarding the Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the Securities and Exchange Commissions, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have implemented the Codification in this annual report.

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

During 2007 and continuing throughout 2009, the global capital markets experienced unprecedented volatility, resulting in dramatic changes in credit spreads, prices of financial assets, liquidity and the availability and cost of debt and equity capital. The impact has been most severe in the single-family residential real estate mortgage markets in the United States, but has also significantly affected the commercial real estate debt markets in which we invest. In particular, subsequent to the issuance of our third CDO in August 2007, the commercial real estate securitization markets experienced severe declines in transaction activity, reductions in short-term and long-term liquidity, and widening credit spreads. We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our portfolio of commercial loans and CMBS investment portfolio. Currently, the new issue market for structured finance transactions including commercial real estate CDOs is dormant. This capital markets environment has led to increased cost of funds and reduced availability of efficient debt capital, factors which have caused us to reduce our investment activity. These conditions have also adversely impacted the ability of commercial property owners to service their debt and refinance their loans as they mature, and for our tenants to service their leases.

Real Estate Risk

Commercial and multi-family property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial or multi-family space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when a property’s net operating income is sufficient to cover the property’s debt service at the time a loan is made, there can be no assurance that this will continue in the future. We employ careful business selection, rigorous underwriting and credit approval processes and attentive asset management to mitigate these risks. These same factors pose risks to the operating income we receive from our portfolio of real estate investments, the valuation of our portfolio of owned properties, and our ability to refinance existing mortgage and mezzanine borrowings supported by the cash flow and value of our owned properties.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our commercial real estate finance assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We seek to enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because we generate income on our commercial real estate finance assets principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income on our commercial real estate finance assets will generally increase if LIBOR increases and decrease if LIBOR decreases. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We have used interest rate caps to manage our exposure to interest rate changes above 5.25% on $850,000 of borrowings, however, because our borrowing secured by our real estate assets is largely unhedged and because our real estate assets generate income from long-term leases, our net income from our real estate assets will generally decrease if LIBOR increases. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve:

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case	—
+100 bps	$(8,889,685)
+200 bps	$(17,779,370)
+300 bps	$(26,669,056)

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

In the event of a rapidly rising interest rate environment, our operating cash flow from our real estate assets may be insufficient to cover the corresponding increase in interest expense on our variable rate borrowing secured by our real estate assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Gramercy Capital Corp.

We have audited the accompanying consolidated balance sheets of Gramercy Capital Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index as Item 15(a)(2). These financial statements and schedules are the responsibility of Gramercy Capital Corp.’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gramercy Capital Corp. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gramercy Capital Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Gramercy Capital Corp.

We have audited Gramercy Capital Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gramercy Capital Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Gramercy Capital Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gramercy Capital Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Gramercy Capital Corp. and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 15, 2010

Gramercy Capital Corp.

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2009	December 31, 2008
Assets:
Real estate investments, at cost:
Land	$910,137	$885,101
Building and improvements	2,428,403	2,441,839
Less: accumulated depreciation	(107,460)	(47,071)
Total real estate investments, net	3,231,080	3,279,869
Cash and cash equivalents	138,345	136,828
Restricted cash	207,190	234,781
Pledged government securities, net	97,286	101,576
Loans and other lending investments, net	1,383,832	2,213,473
Commercial mortgage-backed securities	984,709	869,973
Investments in joint ventures	108,465	93,919
Assets held for sale, net	841	192,780
Tenant and other receivables, net	61,163	34,528
Accrued interest	32,184	25,447
Acquired lease assets, net of accumulated amortization of $92,958 and $30,760	450,436	536,212
Deferred costs, net of accumulated amortization of $40,721 and $26,451	32,041	53,248
Other assets	37,865	45,464
Total assets	$6,765,437	$7,818,098
Liabilities and Stockholders’ Equity:
Liabilities:
Mortgage notes payable	$1,743,668	$1,833,005
Mezzanine loans payable	553,522	580,462
Unsecured credit facility	—	172,301
Term loan, credit facility and repurchase facility	—	95,897
Collateralized debt obligations	2,705,534	2,608,065
Junior subordinated notes	52,500	—
Total secured and other debt	5,055,224	5,289,730
Accounts payable and accrued expenses	67,706	88,437
Management and incentive fees payable	—	979
Dividends payable	11,707	2,325
Accrued interest payable	9,784	8,167
Deferred revenue	159,246	98,693
Below market lease liabilities, net of accumulated amortization of $144,253 and $53,369	770,781	846,351
Leasehold interests, net of accumulated amortization of $5,030 and $2,182	18,254	21,051
Liabilities related to assets held for sale	238	110,543
Derivative instruments, at fair value	88,786	157,776
Other liabilities	16,193	11,613
Deferrable interest debentures held by trusts that issued trust preferred securities	—	150,000
Total liabilities	6,197,919	6,785,665
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 49,884,500 and 49,852,243 shares issued and outstanding at December 31, 2009 and 2008, respectively.	50	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, 4,600,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively.	111,205	111,205
Additional paid-in-capital	1,078,784	1,077,983
Accumulated other comprehensive loss	(96,038)	(160,739)
Retained earnings (accumulated deficit)	(527,821)	1,222
Total Gramercy Capital Corp stockholders’ equity	566,180	1,029,721
Non-controlling interests	1,338	2,712
Total stockholders’ equity	567,518	1,032,433
Total liabilities and stockholders’ equity	$6,765,437	$7,818,098

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues
Rental revenue	$326,660	$230,346	$2,935
Investment income	184,607	254,821	297,712
Operating expense reimbursements	120,146	92,863	—
Gain on sales and other income	4,693	15,374	14,797
Total revenues	636,106	593,404	315,444
Expenses
Property operating expenses
Utilities	42,007	31,498	—
Real estate taxes	39,933	28,609	—
Property and leasehold impairments	19,970	—	—
Ground rent and leasehold obligations	18,511	13,270	—
Direct billable expenses	6,468	5,877	—
Other property operating expenses	82,059	66,204	—
Total property operating expenses	208,948	145,458	—
Interest expense	233,335	260,533	172,094
Depreciation and amortization	112,232	67,072	2,158
Management, general and administrative	40,400	17,577	13,534
Management fees	7,787	30,299	22,671
Incentive fee	—	2,350	32,235
Impairment on loans held for sale and commercial mortgage backed securities	151,081	—	—
Provision for loan losses	517,784	97,853	9,398
Total expenses	1,271,567	621,142	252,090
Income (loss) from continuing operations before equity in net income from unconsolidated joint ventures, provisions for taxes and non-controlling interests	(635,461)	(27,738)	63,354
Equity in net income of unconsolidated joint ventures	8,436	9,088	4,944
Income (loss) from continuing operations before provision for taxes, gain on extinguishment of debt, and discontinued operations	(627,025)	(18,650)	68,298
Gain on extinguishment of debt	119,305	77,234	3,806
Gain on sale of unconsolidated joint venture interest	—	—	92,235
Provision for taxes	(2,498)	(83)	(1,341)
Net income (loss) from continuing operations	(510,218)	58,501	162,998
Net income (loss) from discontinued operations	(21,678)	1,187	(1,401)
Net gains from disposals	11,497	—	—
Net income (loss) from discontinued operations	(10,181)	1,187	(1,401)
Net income (loss)	(520,399)	59,688	161,597
Net income (loss) attributable to non-controlling interests	770	(385)	—
Net income (loss) attributable to Gramercy Capital Corp.	(519,629)	59,303	161,597
Preferred stock dividends	(9,414)	(9,344)	(6,567)
Net income (loss) available to common stockholders	$(529,043)	$49,959	$155,030
Basic earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$(10.42)	$1.03	$5.59
Net Income (loss) from discontinued operations	(0.19)	0.03	(0.05)
Net income (loss) available to common stockholders	$(10.61)	$1.06	$5.54
Diluted earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$(10.42)	$1.03	$5.33
Net income (loss) from discontinued operations	(0.19)	0.03	(0.05)
Net income (loss) available to common stockholders	$(10.61)	$1.06	$5.28
Basic weighted average common shares outstanding	49,854	47,205	27,968
Diluted weighted average common shares and common share equivalents outstanding	49,854	47,330	29,379

Gramercy Capital Corp.

Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

	Common Stock		Series A Preferred Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Total Gramercy Capital Corp	Non- controlling interest	Total	Comprehensive Income (loss)
	Shares	Par Value
Balance at December 31, 2006	25,878	$26	$—	$453,766	$2,890	$3,978	$460,660	$—	$460,660
Net income						161,597	161,597		161,597	161,597
Net unrealized loss on derivative instruments					(62,973)		(62,973)		(62,973)	(62,973)
Net unrealized loss on securities previously available for sale					(5,575)		(5,575)		(5,575)	(5,575)
Net proceeds from common stock offering	8,635	8		224,175			224,183		224,183
Net proceeds from issuance of preferred stock			111,205				111,205		111,205
Stock based compensation – fair value				1,059			1,059		1,059
Proceeds from stock options exercised	103			2,008			2,008		2,008
Deferred compensation plan, net	234			4,950			4,950		4,950
Dividends declared						(148,379)	(148,379)		(148,379)
Balance at December 31, 2007	34,850	$34	$111,205	$685,958	$(65,658)	$17,196	$748,735	$—	$748,735	$93,049
Net income						59,303	59,303	384	59,687	59,303
Change in net unrealized loss on derivative instruments					(85,350)		(85,350)		(85,350)	(85,350)
Reclassification adjustments from cash flow hedges included in net income					(10,320)		(10,320)		(10,320)	(10,320)
Reclassification adjustments of net unrealized loss on securities previously available for sale					589		589		589	589
Issuance of common stock in connection with American Financial Realty Trust acquisition	16,280	16		389,793			389,809		389,809
Issuance of stock – stock purchase plan	11			61			61		61
Acquisition of common stock in connection with recapture agreement with SL Green	(1,900)	(2)					(2)		(2)
Proceeds from stock options exercised	86	1		1,305			1,306		1,306
Stock based compensation – fair value	—			3,214			3,214		3,214
Deferred compensation plan, net	525	1		(2,348)			(2,347)		(2,347)
Dividends declared on common stock						(65,933)	(65,933)		(65,933)
Dividends declared on preferred stock						(9,344)	(9,344)		(9,344)
Non-controlling interest assumed in connection with American Financial Realty Trust acquisition							—	2,328	2,328
Balance at December 31, 2008	49,852	$50	$111,205	$1,077,983	$(160,739)	$1,222	$1,029,721	$2,712	$1,032,433	$(35,778)
Net loss						(519,629)	(519,629)	(770)	(520,399)	(519,629)
Change in net unrealized loss on derivative instruments					63,621		63,621		63,621	63,621
Reclassification of adjustments of net unrealized loss on securities previously available for sale					1,080		1,080		1,080	1,080
Issuance of stock – stock purchase plan	45			27			27		27
Stock based compensation – fair value	(12)			937			937		937
Dividends accrued on preferred stock						(9,414)	(9,414)		(9,414)
Contributions from non-controlling interests								7,227	7,227
Distributions to non-controlling interests				(163)			(163)	(7,831)	(7,994)
Balance at December 31, 2009	49,885	$50	$111,205	$1,078,784	$(96,038)	$(527,821)	$566,180	$1,338	$567,518	$(454,928)

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2009	2008	2007
Operating Activities
Net income (loss)	$(520,399)	$59,688	$161,597
Adjustments to net cash provided by operating activities:
Depreciation and amortization	123,451	83,858	11,926
Amortization of leasehold interests	(2,860)	—	—
Amortization of acquired leases to rental revenue	(80,666)	(44,734)	—
Amortization of deferred costs	11,580	10,392	—
Amortization of discount and other fees	(24,030)	(31,223)	(25,821)
Payment of capitalized tenant leasing costs	(2,161)	(1,204)	—
Straight-line rent adjustment	24,641	14,553	—
Non-cash impairment charges	194,286	—	—
Net gain on sale of properties and lease terminations	(5,180)	—	—
Equity in net loss of joint ventures	(8,130)	(7,782)	(3,513)
Gain on extinguishment of debt	(119,305)	(77,234)	(3,806)
Amortization of stock compensation	961	866	6,009
Provision for loan losses	517,784	97,853	9,398
Unrealized gain on derivative instruments	(916)	(10,320)	(435)
Net realized gain on loans held for sale	—	—	(4,018)
Net realized gain on sale of joint venture investment	(6,317)	—	(92,235)
Changes in operating assets and liabilities:
Restricted cash	8,836	51,421	—
Tenant and other receivables	(12,075)	1,419	—
New investments in loans held for sale	—	—	(151,638)
Proceeds from sale of loans and loan commitments held for sale	—	—	177,414
Accrued interest	(10,064)	549	(7,769)
Other assets	8,143	27,917	(18,864)
Management and incentive fees payable	(847)	(4,638)	2,329
Settlement of derivative instruments	—	—	(460)
Accounts payable, accrued expenses and other liabilities	(31,819)	(12,267)	8,217
Deferred revenue	22,047	12,641	(8,757)
Net cash provided by operating activities	86,960	171,755	59,574
Investing Activities
Transaction costs of business combination	—	(108,199)	—
Cash consideration paid for business combination, net of cash acquired of $155,356	—	(586,900)	—
Capital expenditures and leasehold costs	—	(13,724)	—
Proceeds from sale of joint venture investment	(10,450)	—	146,665
Deferred investment costs	(651)	(2,297)	(4,586)
Proceeds from sale of real estate	172,895	138,750	—
New investment originations and funded commitments	(55,374)	(355,854)	(1,914,626)
Principal collections on investments	89,106	456,438	1,201,423
Proceeds from loan syndications	52,926	105,421	238,489
Investment in commercial real estate	—	(1,828)	(76,292)
Investment in commercial mortgage-backed securities	(119,122)	(72,196)	(796,306)
Investment in joint venture	(3,237)	(2,324)	(42,789)
Change in accrued interest income	(32)	80	—
Purchase of marketable investments	(7)	(5,362)	—
Sale of marketable investments	6,606	4,989	—
Change in restricted cash from investing activities	(1,539)	(47,566)	18,640
Net cash provided by (used by) investing activities	131,121	(490,572)	(1,229,382)

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Cash Flows – continued
(Amounts in thousands)

	Year ended December 31,
	2009	2008	2007
Financing Activities
Distribution to non-controlling interests	(7,995)	—	—
Proceeds from hedge termination	(4,452)	—	—
Proceeds from repurchase facilities	9,500	45,039	1,358,056
Repayments of repurchase facilities	(76,243)	(149,339)	(1,435,271)
Proceeds of unsecured credit facility	—	172,301	129,000
Repayment of unsecured credit facility	(45,000)	—	(144,000)
(Repurchase) issuance of collateralized debt obligations	—	(50,066)	1,024,628
Proceeds from mortgage payable	—	—	59,099
Repayment of mortgage notes	(111,559)	(801,913)	—
Proceeds from stock options exercised	—	1,305	2,008
Proceeds from acquisition financing	—	1,114,743	—
Deferred financing costs and other liabilities	(3,205)	(27,031)	(12,795)
Net proceeds of sale of common stock	—	61	224,183
Net proceeds of sale of preferred stock	—	—	111,205
Dividends paid on common stock	(31)	(159,891)	(64,576)
Dividends paid on preferred stock	—	(7,019)	(4,231)
Change in restricted cash from financing activities	22,421	24,329	196,314
Net cash (used by) provided by financing activities	(216,564)	162,519	1,443,620
Net (decrease) increase in cash and cash equivalents	1,517	(156,298)	273,812
Cash and cash equivalents at beginning of period	136,828	293,126	19,314
Cash and cash equivalents at end of period	$138,345	$136,828	$293,126
Non-cash activity
Deferred gain (loss) and other non-cash activity related to derivatives	$68,073	$5,299	$—
Issuance of common stock for acquisition advisory costs	$—	$11,213	$—
Issuance of common stock in business combination	$—	$378,672	$—
Assumptions of mortgage loans in a business combination	$—	$1,316,004	$—
Mark-to-market of debt assumed in business acquisition	$—	$24,743	$—
Debt assumed by purchaser in sale of real estate	$103,621	$—	$—
Supplemental cash flow disclosures
Interest paid	$192,229	$249,400	$163,135
Income taxes paid	$513	$433	$869

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

1. Business and Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a self-managed, integrated, commercial real estate finance and property investment company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. On April 1, 2008, the Company completed the acquisition of American Financial Realty Trust (NYSE: AFR) (“American Financial”) in a transaction with a total value of approximately $3,300,000, including the assumption of approximately $1,300,000 of American Financial’s secured debt.

From its inception until April 2009, the Company was externally managed and advised by GKK Manager LLC, or the Manager, a wholly-owned subsidiary of SL Green Realty Corp., or SL Green. On April 24, 2009, the Company completed the internalization of its management through the direct acquisition of the Manager from SL Green. Beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Company added 77 former employees of the Manager to its own staff. For the year ended December 31, 2009, the Company expensed $5,010 for the costs incurred in connection with the Company’s acquisition of the Manager. At December 31, 2009 and 2008, SL Green Operating Partnership, L.P., or SL Green OP, a wholly-owned subsidiary of SL Green, owned approximately 12.5% of the outstanding shares of the Company’s common stock.

The Company relies on the credit and equity markets to finance and grow its business. Beginning during the second half of 2007, severe credit and liquidity issues in the sub-prime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, and the equity securities of financial institutions and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced reduced liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue to persist and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low or virtually non-existent when compared to historical standards. As a result, most commercial real estate finance and financial services industry participants, including the Company, have reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment, the Company is focused on actively managing portfolio credit, generating and recycling liquidity from existing assets, leasing vacant space, extending debt maturities and reducing capital expenditures.

The Company’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. The Company’s property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are, for the most part, deposit-taking commercial banks, thrifts and credit unions, which the Company generally refers to as “banks.” The Company’s portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wachovia Bank, National Association (now owned by Wells Fargo & Company, or Wells Fargo), or Wachovia Bank, Regions Financial Corporation, or Regions Financial and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company’s commercial real estate finance and property investment businesses are conducted.

Substantially all of the Company’s operations are conducted through GKK Capital LP, a Delaware limited partnership, or the Operating Partnership. The Company, as the sole general partner, has responsibility and discretion in the management and control of the Operating Partnership, accordingly, the Company consolidates the accounts of the Operating Partnership. The Company qualified as a real estate investment trust, or REIT,

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

1. Business and Organization  – (continued)

under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with its taxable year ended December 31, 2004 and the Company expects to qualify for the current fiscal year. To maintain the Company’s qualification as a REIT, the Company plans to distribute at least 90% of taxable income, if any.

As of December 31, 2009, Gramercy Finance held loans and other lending investments and CMBS of $2,368,541 net of unamortized fees, discounts, asset sales, unfunded commitments reserves for loan losses and other adjustments, with an average spread to 30-day LIBOR of 463 basis points for its floating rate investments, and an average yield of approximately 7.74% for its fixed rate investments. As of December 31, 2009, Gramercy Finance also held interests in two credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases and a 100% fee interest in a property subject to a long-term ground lease.

As of December 31, 2009, Gramercy Realty’s portfolio consisted of 637 bank branches, 324 office buildings and six land parcels, of which 54 bank branches and one office building were partially owned through unconsolidated joint ventures. Gramercy Realty’s consolidated properties aggregated approximately 25,574 rentable square feet and its unconsolidated properties aggregated approximately 251 rentable square feet. As of December 31, 2009, the occupancy of Gramercy Realty’s consolidated properties was 85.9% and the occupancy for its unconsolidated properties was 100%. Gramercy Realty’s two largest tenants are Bank of America and Wachovia Bank (now owned by Wells Fargo), and as of December 31, 2009, they represented approximately 41.7% and 15.7%, respectively, of the rental income of the Company’s portfolio and occupied approximately 44.2% and 17.7%, respectively, of Gramercy Realty’s total rentable square feet.

Due to the nature of the business of Gramercy Realty’s tenant base, Gramercy Realty typically enters into long-term net leases with its financial institution tenants. As of December 31, 2009, the weighted average remaining term of Gramercy Realty’s leases was 9.3 years and approximately 79.6% of its base revenue was derived from net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, Gramercy Realty is focused on maximizing the value of its portfolio through strategic sales, effective and efficient property management, and leasing.

2. Significant Accounting Policies

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board, or FASB, issued guidance regarding the Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the Securities and Exchange Commissions, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this annual report.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities (“VIE”) in which the Company is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

entity’s equity investment at risk to absorb losses, and determined that the Company is the primary beneficiary for one variable interest entity and has included the accounts of this entity in the consolidated financial statements. Entities which the Company does not control and entities which are VIE’s, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

Variable Interest Entities

The Company’s ownership of the subordinated classes of CMBS from a single issuer may provide the Company with the right to control the foreclosure/workout process on the underlying loans. An investor that holds a variable interest in a qualifying special-purpose entity (“QSPE”) does not consolidate that entity unless the investor has the unilateral ability to cause the entity to liquidate. GAAP provides the requirements for an entity to qualify as a QSPE. To maintain the QSPE exception, the special-purpose entity must initially meet the QSPE criteria and must continue to satisfy such criteria in subsequent periods. A special-purpose entity’s QSPE status can be affected in future periods by activities by its transferors or other involved parties, including the manner in which certain servicing activities are performed. To the extent that the Company’s CMBS investments were issued by a special-purpose entity that meets the QSPE requirements, the Company records those investments at the purchase price paid. To the extent the underlying special-purpose entities do not satisfy the QSPE requirements, the Company evaluates for consolidation if the special-purpose entities that would be determined to be VIEs. The Company has analyzed the pooling and servicing agreements governing each of its controlling class CMBS investments and the Company believes that the terms of those agreements conform to industry standards and are consistent with the QSPE criteria.

In June 2009, the FASB issued new guidance that eliminates the qualifying special purpose entity concept including the exemption under which the Company excludes certain CMBS investments from consolidation. The Company has evaluated its investments and believes that the adoption of this guidance in January 2010, will not have a material impact on the Company’s consolidated financial statements.

At December 31, 2009, the Company owned securities of three controlling class CMBS trusts with a carrying value of $28,968. The total par amounts of CMBS issued by the three CMBS trusts was $921,654. Using the fair value approach to calculate expected losses or residual returns, the Company has concluded that it would not be the primary beneficiary of any of the underlying special-purpose entities. At December 31, 2009, the Company’s maximum exposure to loss as a result of its investment in these QSPEs totaled $28,968, which equals the book value of these investments as of December 31, 2009.

The financing structures that the Company offers to the borrowers on certain of its real estate loans involve the creation of entities that could be deemed VIEs and, therefore, could be subject to GAAP consolidation guidance. The Company’s management has evaluated these entities and has concluded that none of such entities are VIEs that are subject to the consolidation rules.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

The following is a summary of the Company’s involvement with VIEs (excluding QSPEs) as of December 31, 2009:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Total real estate investments, net	$43,159	$41,934	$43,159	$41,934
Collateralized debt obligations	—	2,705,534	3,083,873	3,101,953
	$43,159	$2,747,468	$3,127,032	$3,143,887
Unconsolidated VIEs
Commercial mortgage-backed securities	$28,968	$—	$921,654	$921,654

The Company has determined that it is the non-transferor sponsor of one of the Company’s non-investment grade CMBS investments, GS Mortgage Securities Trust 2007-GKK1, or the Trust). The Trust is a resecuritization of approximately $634,000 of commercial mortgage backed securities rated AA through BB structured in a Qualified Special Purpose Entity, or QSPE. The Company purchased a portion of the below investment securities, totaling approximately $27,300, GKK Manager LLC, the Manager, is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. As collateral administrator, the Manager’s on going duty is to liquidate defaulted securities, for the Trust, if very specific triggers have been reached. The Manager can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. Neither the Company nor the Manager have any on-going financial obligations, including advancing, funding or purchasing collateral in the Trust. The Company’s maximum exposure to the QSPE is limited to its investment in the bonds purchased.

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
December 31, 2009

2. Significant Accounting Policies  – (continued)

(e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.

The Company also reviews the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose for assets held for sale. These assessments are recorded as an impairment loss in the consolidated statement of income in the period the determination is made.

The Company allocates the purchase price of real estate to land, building, improvements and intangibles, such as the value of above- and below-market leases and origination costs associated with the leases in-place at the acquisition date.

Leasehold Interests

Leasehold interest liabilities are recorded based on the difference between the fair value of management’s estimate of the net present value of cash flows expected to be paid and earned from the subleases over the non-cancelable lease terms and any payments received in consideration for assuming the leasehold interests. Factors used in determining the net present value of cash flows include contractual rental amounts, costs of tenant improvements, costs of capital expenditures and amounts due under the corresponding operating lease assumed. Amounts allocated to leasehold interests, based on their respective fair values, are amortized on a straight-line basis over the remaining lease term.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of December 31, 2009 and 2008, the Company had investments of $108,465 and $93,919 in unconsolidated joint ventures, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

Restricted Cash

Restricted cash at December 31, 2009 consists of $62,448 on deposit with the trustee of the Company’s collateralized debt obligations, or CDOs. The remaining balance consists of $69,314 held as collateral for letters of credit, $2,064 of interest reserves held on behalf of borrowers and $73,364 which represents amounts escrowed pursuant to mortgage agreements securing the Company’s real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Assets Held for Sale

Real Estate and CTL Investments Held for Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as ‘discontinued operations.’ As of December 31, 2009 and 2008, the Company had real estate investments held for sale of $841 and $192,780, respectively.

Loans and Other Lending Investments Held For Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of December 31, 2009 and 2008, the Company had no loans and other lending investments designated as held for sale.

Commercial Mortgage-Backed Securities

The Company designates its CMBS investments on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of operations using the level yield method. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected, discounted at the investment’s current yield, and is charged against earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the consolidated balance sheet. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In November 2007, subsequent to financing the Company’s CMBS investments in its CDOs, the Company redesignated all of its available-for-sale CMBS investments with a book value of approximately $43,600 to held to maturity. As of December 31, 2009 and December 31, 2008, the unrealized loss on the redesignated CMBS investments included in other comprehensive income (loss) was $3,906 and $4,986, respectively.

On a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

have occurred. The security is written down to fair value with the resulting charge against earnings and a new cost basis is established. The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income. In January 2009, the FASB clarified the guidance for impairment by removing the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. During the year ended December 31, 2009, the Company recognized an other-than-temporary impairment of $12,511 due to an adverse change in expected cash flows related to credit losses for five CMBS investments which are recorded in impairment on loans held for sale and CMBS in the Company’s Consolidated Statement of Operations.

The Company determines the fair value of CMBS based on the types of securities in which the Company has invested. For liquid, investment-grade securities, the Company consults with dealers of such securities to periodically obtain updated market pricing for the same or similar instruments. For non-investment grade securities, the Company actively monitors the performance of the underlying properties and loans and updates the Company’s pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from the Company’s own experience in the market, advice from dealers when available, and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates, when available, may vary to some degree, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

Pledged Government Securities

The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. The Company does not intend to sell the securities and believes it is more likely than not that it will realize the full amortized cost basis of the securities over their remaining life. These securities had a carrying value of $97,286, a fair value of $98,832 and unrealized gains of $1,545 at December 31, 2009, and have maturities that extend through November 2013.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of December 31, 2009 and December 31, 2008, were $8,172 and $6,361, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the consolidated statements of income.

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

Above-market, below-market and in-place lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

Intangible assets and acquired lease obligations consist of the following:

	December 31, 2009	December 31, 2008
Intangible assets:
In-place leases, net of accumulated amortization of $70,363 and $22,283	$363,655	$428,977
Above market leases, net of accumulated amortization of $22,601 and $8,865	86,823	110,489
Amounts related to assets held for sale, net of accumulated amortization of $6 and $388	(42)	(3,254)
Total intangible assets	$450,436	$536,212
Intangible liabilities:
Below market leases, net of accumulated amortization of $144,261 and $53,597	$770,839	$847,528
Amounts related to assets held for sale, net of accumulated amortization of $8 and $228	(58)	(1,177)
Total intangible liabilities	$770,781	$846,351

The following table provides the weighted-average amortization period as of December 31, 2009 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted- Average Amortization Period	2010	2011	2012	2013	2014
In-Place Leases	13.2	$46,308	$34,452	$31,537	$29,637	$28,637
Total to be included in Depreciation and Amorization Expense		$46,308	$34,452	$31,537	$29,637	$28,637
Above-Market Lease Assets	13.4	$(11,091)	$(8,741)	$(7,780)	$(7,178)	$(6,075)
Below-Market Lease Liabilities	13.7	77,850	68,192	65,282	63,041	62,067
Total to be included in Rental Revenue		$66,759	$59,451	$57,502	$55,863	$55,992

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

The Company has deferred certain expenditures related to the leasing of certain properties. Direct costs of leasing including internally capitalized payroll costs associated with leasing activities are deferred and amortized over the terms of the underlying leases.

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

Asset Retirement Obligation

Accounting for asset retirement obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset.

The Company assessed the cost associated with its legal obligation to remediate asbestos in its properties known to contain asbestos and recorded the present value of the asset retirement obligation. As of December 31, 2009 and December 31, 2008 the Company has recorded a liability of approximately $3,498 and $3,323 and an expense of $175 and $181, respectively.

Valuation of Financial Instruments

ASC 820-10, “Fair Value Measurements and Disclosures”, which among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and will require a lesser degree of judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment to be utilized in measuring fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

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
December 31, 2009

2. Significant Accounting Policies  – (continued)

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

The three broad levels defined are as follows:

Level I — This level is comprised of financial instruments that have quoted prices that are available in active markets for identical assets or liabilities. The type of financial instruments included in this category are highly liquid instruments with quoted prices.

Level II — This level is comprised of financial instruments that have pricing inputs other than quoted prices in active markets that are either directly or indirectly observable. The nature of these financial instruments includes instruments for which quoted prices are available but traded less frequently and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III — This level is comprised of financial instruments that have little to no pricing observability as of the reported date. These financial instruments do not have active markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment and assumptions. Instruments that are generally included in this category are derivatives, whole loans, subordinate interests in whole loans and mezzanine loans.

For a further discussion regarding the measurement of financial instruments see Note 14, “Fair Value of Financial Instruments.”

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

Finance Investments

Interest income on debt investments, which includes loan and CMBS investments, are recognized over the life of the investments using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan using the effective interest method. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to the Company, in the form of a guarantee are recognized over the term of that guarantee using the straight-line method.

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At December 31, 2009, the Company had three first mortgage loans with an aggregate carrying value of $55,122, four mezzanine loans with a carrying value of $319, one second lien loan with the carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. At December 31, 2008, the Company had three first mortgage loans with an aggregate carrying value of $164,809, one second lien loan with a carrying value of $0, and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At December 31, 2009, four first mortgage loans with a total carrying value of $160,212 were classified as sub-performing. At December 2008, five first mortgage loans with a total carrying value of $216,597 were classified as sub-performing.

For the years ended December 31, 2009, 2008 and 2007, the Company recognized $0, $1,256 and $3,985, respectively, in net gains from the sale of debt investments or commitments.

Reserve for Loan Losses

Specific valuation allowances are established for loan losses on loans in instances where it is deemed probable that the Company may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. The reserve is increased through the provision for loan losses on the Consolidated Statements of Operations and is decreased by charge-offs when losses are realized through sale, foreclosure, or when significant collection efforts have ceased.

The Company considers the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment), and compares it to the carrying value of the loan. The determination of the estimated fair value is based on the key characteristics of the collateral type, collateral location, quality and prospects of the sponsor, the amount and status of any senior debt, and other factors. The Company also includes the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates. The Company also considers

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

if the loans terms have been modified in a troubled debt restructuring. Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the carrying value at the balance sheet date.

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb losses. During the year ended December 31, 2009, the Company incurred charge-offs totaling $188,574 relating to realized losses on 16 loans. During the year ended December 31, 2008, the Company incurred charge-offs totaling $17,519 related to two defaulted loans the Company foreclosed upon which had a carrying value totaling $31,760 and three additional loans, two of which were sold at a loss and the other was resolved for a negotiated payoff below par. The Company maintained a reserve for loan losses of $418,202 against 23 separate investments with a carrying value of $536,445 as of December 31, 2009, and a reserve for loan losses of $88,992 against 13 investments with a carrying value of $424,177 as of December 31, 2008.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2009 and 2008 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

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

Prior to amending and restating the management agreement in October 2008, which was subsequently terminated in April 2009, employees of the Manager who provided services to the Company pursuant to the then-existing management agreement were characterized as its co-leased employees. Stock option awards granted to such persons under the Company’s 2004 Equity Incentive Plan were valued at the time of grant using the Black-Scholes option pricing model, which value was amortized over the option vesting period. The amended management agreement that was executed in October 2008 resulted in the re-characterization of such employees of the Manager, and they were no longer classified as the Company’s co-leased employees. Consequently, the Company determined fair value of the stock options granted to such persons using a mark-to-market model, until April 2009 when the Company completed the internalization of management through the direct acquisition of the Manager. Stock option awards were re-valued at the date of the internalization and such value will be amortized over the remaining vesting period of the award for employees that remained with the Manager.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

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

Incentive Distribution (Class B Limited Partner Interest)

Prior to the internalization, the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of the Company’s Operating Partnership) exceed the product of the Company’s weighted average stockholders equity (as defined in the partnership agreement of the Company’s Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts became probable and reasonably estimable in accordance with the partnership agreement. These cash distributions reduced the amount of cash available for distribution to the common unit holders in the Company’s Operating Partnership and to the Company’s common stockholders. In October 2008, the Company entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provide that the starting January 1, 2009, the incentive distribution could be paid, at the Company’s option, in cash or shares of common stock. In December 2008, the Company entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash, and SL Green transferred to the Company 1.9 million shares of the Company’s common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests may have had to the Company’s Operating Partnership, and the Company’s Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of the Company’s Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. In April 2009, the Company completed the internalization of its management through the direct acquisition of the Manager from SL Green. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and Class B limited partner interests have been cancelled. No incentive distribution was earned for the year ended December 31, 2009. The Company incurred approximately $2,350 and $32,235 with respect to incentive distributions on such Class B limited partner interests for the year ended December 31, 2008 and 2007, respectively.

Derivative Instruments

In the normal course of business, the Company uses a variety of derivative instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company uses a variety of commonly used derivative products that

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

To determine the fair value of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to hedge the cash flow variability caused by interest rate fluctuations its liabilities. Each of the Company’s CDOs maintain a minimum amount of allowable unhedged interest rate risk. The 2005 CDO permits 20% of the net outstanding principal balance and the 2006 CDO and the 2007 CDO permit 5% of the net outstanding principal balance to be unhedged.

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

All hedges held by the Company are deemed effective based upon the hedging objectives established by the Company’s corporate policy governing interest rate risk management. The effect of the Company’s derivative instruments on its financial statements is discussed more fully in Note 18.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

For the years December 31, 2009, 2008 and 2007, the Company recorded $2,498, $83 and $1,341 of income tax expense, respectively. Tax expense for the year ended December 31, 2009 and 2008 is comprised entirely of state and local taxes. Included in tax expense for the year ended December 31, 2009 is an accrual for state income taxes on the gain of extinguishment of debt of $119,305. Under federal tax law, the Company is allowed to defer this gain until 2014; however not all states follow this federal rule.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with the Company’s stock offerings are reflected as a reduction of additional paid-in-capital.

Earnings Per Share

The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, as long as their inclusion would not be antidilutive.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its loan and other lending investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics.

Four investments accounted for approximately 20.8% of the total carrying value of the Company’s debt investments as of December 31, 2009 compared to five investments which accounted for approximately 20.9% of the total carrying value of the Company’s debt investments as of December 31, 2008. Six investments accounted for approximately 16.7% of the revenue earned on the Company’s debt investments for the year ended December 31, 2009, compared to six investments which accounted for approximately 17.9% of the revenue earned on the Company’s debt investments for the year ended December 31, 2008 and six investments which accounted for approximately 21.0% of the revenue earned on the Company’s debt investments for the year ended December 31, 2007. The largest sponsor accounted for approximately 9.5% and 5.6% of the total carrying value of the Company’s debt investments as of December 31, 2009 and 2008, respectively. The largest sponsor accounted for approximately 5.9% of the revenue earned on the Company’s debt investments for the year ended December 31, 2009, compared to approximately 4.7% and 3.0% of the revenue earned on the Company’s debt investments for the year ended December 31, 2008 and 2007, respectively.

Additionally, two tenants, Bank of America and Wachovia Bank (now owned by Wells Fargo), accounted for approximately 41.7% and 15.7% of Gramercy Real Estate’s rental revenue for the year ended December 31, 2009, respectively.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued new guidance which applies to reporting periods beginning after November 15, 2008 and requires enhanced disclosures about an entity’s derivative and hedging activities. It does not change the accounting for such activities. As a result, while the adoption of this guidance has changed the Company’s disclosures, it did not have a material impact on its financial condition, liquidity or results of operations.

In January 2009, the FASB issued clarification guidance on impairment of securities by removing the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. The new guidance is effective for interim and annual reporting periods ending after December 15, 2008. The Company has adopted the new guidance and it did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance that requires fair value disclosures to be included for interim reporting periods. The Company has adopted this new accounting standard effective April 1, 2009. The Company has made the appropriate disclosures in the interim financial statements during 2009.

In April 2009, the FASB issued guidance on other-than-temporary-impairments that amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. The Company adopted this standard effective April 1, 2009. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued clarifying guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. The Company adopted this new accounting standard effective April 1, 2009. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance that requires that an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. The Company adopted this new accounting standard effective January 1, 2009. Adoption of the new guidance did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued new guidance that incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards relative to the reporting of subsequent events, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new guidance, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. The Company adopted this standard effective beginning in April 1, 2009. In February 2010, the FASB issued an Accounting Standards Update (ASU) clarifying the application of

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

2. Significant Accounting Policies  – (continued)

this guidance to entities, specifying that if an entity is an SEC filer then it should evaluate subsequent events through the date the financial statements are available to be issued. Additionally the ASU incorporates a definition of an SEC filer and states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The Company has applied this update to its financial statements for the period ended December 31, 2009.

In June 2009, the FASB amended the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard is effective January 1, 2010. Adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard is effective January 1, 2010. Adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

3. Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company’s loan, other lending investments, and CMBS investments as of December 31, 2009 and December 31, 2008, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate Average Yield(2)		Floating Rate Average Spread over LIBOR(3)
	2009	2008	2009	2008	2009	2008	2009	2008
Whole loans, floating rate	$830,617	$1,222,991	60.2%	55.3%	—	—	454 bps	418 bps
Whole loans, fixed rate	122,846	189,946	8.9%	8.6%	6.9%	7.2%	—	—
Subordinate interests in whole loans, floating rate	76,331	80,608	5.5%	3.6%	—	—	246 bps	564 bps
Subordinate interests in whole loans, fixed rate	44,988	63,179	3.2%	2.9%	7.5%	9.2%	—	—
Mezzanine loans, floating rate	190,668	396,190	13.7%	17.9%	—	—	577 bps	654 bps
Mezzanine loans, fixed rate	85,898	248,558	6.2%	11.2%	8.1%	10.2%		—
Preferred equity, floating rate	28,228	—	2.0%	—	—	—	1,064 bps	—
Preferred equity, fixed rate	4,256	12,001	0.3%	0.5%	7.2%	10.2%	—	—
Subtotal/Weighted average	1,383,832	2,213,473	100.0%	100.0%	7.4%	9.0%	476 bps	480 bps
CMBS, floating rate	67,876	70,893	6.9%	8.1%	—	—	254 bps	945 bps
CMBS, fixed rate	916,833	799,080	93.1%	91.9%	7.8%	6.3%	—	—
Subtotal/Weighted average	984,709	869,973	100.0%	100.0%	7.8%	6.3%	254 bps	945 bps
Total	$2,368,541	$3,083,446	100.0%	100.0%	7.7%	7.3%	463 bps	498 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, asset sales, unfunded commitments, reserves for loan losses and other adjustments.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

3. Loans and Other Lending Investments  – (continued)

(2)	Weighted average effective yield and weighted average effective spread calculations include loans classified as non-performing. The schedule includes non-performing loans classified as whole loans — floating rate of approximately $55,122 with an effective spread of 660 basis points and non-performing loans classified as mezzanine loans — floating rate of approximately $319 with an effective yield of 858 basis points.
(3)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

As of December 31, 2009, the Company’s loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing		Current Carrying Value (In thousands)		% of Total
2010	26	(1)	$576,407		41.7%
2011	20		429,269		31.0%
2012	5		147,317		10.6%
2013	1		84,012		6.1%
2014	2		58,192		4.2%
Thereafter	8		88,635		6.4%
Total	62		$1,383,832		100.0%
Weigthed average maturity			1.7 years	(2)

(1)	Of the loans maturing in 2010, 17 investments with a carrying value of $440,557 have extension options, which may be subject to performance criteria.
(2)	The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the year ended December 31, 2009, 2008 and 2007, the Company’s investment income from loan and other lending investments and CMBS investments, was generated by the following investment types:

	For the year ended December 31, 2009		For the year ended December 31, 2008		For the year ended December 31, 2007
Investment Type	Investment Income	% of Total	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$74,536	40.3%	$121,843	47.8%	$171,798	57.7%
Subordinate interest in whole loans	4,863	2.6%	9,290	3.7%	23,852	8.0%
Mezzanine loans	38,169	20.7%	66,180	26.0%	78,254	26.3%
Preferred equity	1,941	1.1%	1,361	0.5%	3,139	1.1%
CMBS	65,098	35.3%	56,147	22.0%	20,669	6.9%
Total	$184,607	100.0%	$254,821	100.0%	$297,712	100.0%

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

3. Loans and Other Lending Investments  – (continued)

At December 31, 2009 and 2008, the Company’s loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	December 31, 2009		December 31, 2008
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$638,937	46.2%	$1,023,718	46.2%
West	347,531	25.1%	626,180	28.3%
South	132,961	9.6%	225,674	10.2%
Mid-Atlantic	127,872	9.2%	121,515	5.5%
Southwest	71,960	5.2%	107,735	4.9%
Midwest	22,165	1.6%	22,358	1.0%
Various	42,406	3.1%	86,293	3.9%
Total	$1,383,832	100.0%	$2,213,473	100.0%

At December 31, 2009 and 2008, the Company’s loans and other lending investments, excluding CMBS investments, by property type are as follows:

	December 31, 2009		December 31, 2008
Project Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$644,720	46.6%	$874,682	39.5%
Hotel	220,385	15.9%	345,615	15.6%
Land – Commercial	167,300	12.1%	209,572	9.5%
Retail	107,115	7.7%	218,763	9.9%
Multifamily	88,975	6.4%	272,950	12.4%
Condo	53,475	3.9%	91,418	4.1%
Industrial	50,842	3.7%	47,229	2.1%
Mixed-Use	24,203	1.8%	78,107	3.5%
Land – Residential (1)	17,196	1.2%	65,973	3.0%
Other(2)	9,621	0.7%	9,164	0.4%
Total	$1,383,832	100.0%	$2,213,473	100.0%

(1)	All of the loans secured by residential land are secured by first mortgages or first deeds of trust, except for two loans secured by second-and third-mortgage liens to the same sponsor with an aggregate carrying value of $0. The second and third lien loans are secured by land intended primarily for residential development. These loans were classified as non-performing as of December 31, 2009 and 2008.
(2)	Includes interest-only strips and a defeased loan, and a loan to one sponsor secured by the equity interests in seven properties.

The Company recorded provisions for loan losses of $517,784, $97,853 and $9,398 for the years ended December 31, 2009, 2008 and 2007, respectively. These provisions represent increases in loan loss reserves based on management’s estimates considering delinquencies, loss experience and collateral quality by individual asset or category of asset.

For the year ended December 31, 2009, the Company incurred charge-offs of $188,574 related to realized losses on 16 loan investments. During the year ended December 31, 2008, the Company incurred charge-offs totaling $17,519 related to two defaulted loans the Company foreclosed upon which had a carrying value

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

3. Loans and Other Lending Investments  – (continued)

totaling $31,760, which is included in real estate investments on the Consolidated Balance Sheet, and three additional loans, two of which were sold at a loss and the other was for a negotiated payoff below par. During the year ended December 31, 2007, the Company incurred a charge-off totaling $3,200, relating to one defaulted loan that the Company foreclosed upon which had a carrying value of $19,911 and $19,155 at December 31, 2008 and December 31, 2007, respectively. The interest income on impaired loans during the time within the financial statement period that they were impaired was $38,966 and $25,813 for the years ended December 31, 2009 and 2008, respectively.

Changes in the reserve for possible loan losses were as follows:

Reserve for loan losses, December 31, 2006	$2,460
Additional provision for loan losses	9,398
Charge-offs	(3,200)
Reserve for loan losses, December 31, 2007	8,658
Additional provision for loan losses	97,853
Charge-offs	(17,519)
Reserve for loan losses, December 31, 2008	88,992
Additional provision for loan losses	517,784
Charge-offs	(188,574)
Reserve for loan losses, December 31, 2009	$418,202

The following is a summary of the Company’s CMBS investments at December 31, 2009:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	9	$81,664	$67,876	$—	$(25,512)	$42,364
Fixed rate CMBS	90	1,096,968	916,833	30,662	(433,464)	514,031
Total	99	$1,178,632	$984,709	$30,662	$(458,976)	$556,395

The following is a summary of the Company’s CMBS investments at December 31, 2008:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	8	$73,664	$70,894	$—	$(33,596)	$37,298
Fixed rate CMBS	66	835,578	799,079	—	(536,392)	262,687
Total	74	$909,242	$869,973	$—	$(569,988)	$299,985

As of December 31, 2009, the Company’s CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value	Percent of Total Carrying Value	Current Market Value	Percent of Total Market Value
Less than 1 year	1	13,701	1.4%	12,181	2.2%
1 – 5 years	6	81,189	8.2%	54,082	9.7%
5 – 10 years	87	866,689	88.1%	479,675	86.2%
Thereafter	5	23,130	2.3%	10,458	1.9%
Total	99	984,709	100.0%	556,396	100.0%

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

3. Loans and Other Lending Investments  – (continued)

The following is a summary of the underlying credit ratings of the Company’s CMBS investments at December 31, 2009 and 2008 (for split-rated securities, the higher rating was used):

	December 31, 2009		December 31, 2008
	Book Value	Percentage	Book Value	Percentage
AAA	$111,902	11.4%	$799,440	91.9%
AA+	13,701	1.4%	—	0.0%
AA	139,449	14.2%	29,689	3.4%
AA-	25,967	2.6%	—	—
A+	84,214	8.6%	—	—
A	219,563	22.4%	—	—
A-	29,441	3.0%	—	—
BBB	79,231	8.0%	—	—
BBB-	93,626	9.5%	13,229	1.5%
BB+	55,606	5.6%	7,442	0.9%
BB	100,631	10.2%	4,901	0.6%
B+	—	—	4,658	0.5%
B	1,477	0.1%	4,309	0.5%
B-	932	0.1%	—	—
CCC	12,164	1.2%	5,241	0.6%
CCC-	6,374	0.6%	—	—
C	4,644	0.5%	—	—
D	5,787	0.6%	—	—
Not rated	—	—	1,064	0.1%
Total	$984,709	100.00%	$869,973	100.00%

The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment. As of December 31, 2009 and 2008, all of the Company’s CMBS investments with an unrealized loss (the carrying value is in excess of the market value) have been in a continuous loss position for 12 months or longer. The Company’s unrealized losses are primarily the result of market factors other than credit impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there has been an adverse change in expected cash flows related to credit losses for five CMBS investments. Therefore, the Company recognized an other-than-temporary impairment of $12,511 during the year ended December 31, 2009 that was recorded as an impairment in the Company’s Consolidated Statement of Operations. This other-than-temporary impairment relates entirely to expected credit losses which has been recorded through earnings. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans, and (ii) current subordination levels at both the individual loans which serve as collateral under the Company’s securities and at the securities themselves. The Company’s assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company’s ability and intent to hold its CMBS investments to maturity, at which point the

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

3. Loans and Other Lending Investments  – (continued)

Company expects to recover book value, is the basis for its conclusion the remainder of these investments are not other-than-temporarily impaired, despite the difference between the carrying value the and fair value. The Company has considered the rating downgrades in its evaluation and apart from the five bonds noted above, it believes that their investment is recoverable at December 31, 2009. The Company attributes the current difference between carrying value and market value to current market conditions including a decrease demand in for structured financial products and commercial real estate. The Company has concluded that it does not intend to sell these securities and it is not more likely than not it will be required to sell the securities before recovering the amortized costs basis.

In connection with a preferred equity investment, which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company was previously a preferred equity investor invested in the event of a borrower defaultl under such loan. The loan matures in 2032. This guarantee in the event of a borrower default under such loan is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. The Company’s maximum exposure under this guarantee is approximately $1,387 as of December 31, 2009. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

4. Acquisitions

American Financial

On April 1, 2008, the Company completed the acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, in a transaction with a total value of approximately $3,300,000, including the assumption of approximately $1,300,000 of American Financial’s secured debt, and the issuance of common stock of $378,672. The Company accounted for the acquisition of assets utilizing the purchase method of accounting. The following table summarizes the final purchase price allocation for the acquired entity:

Real estate investments, at cost:
Land	$848,461
Buildings and improvements	2,640,009
3,488,470
Intangibles and other assets:
In-place leases	442,927
Above-market lease assets	109,440
Other assets	447,275
Total assets	4,488,112
Leasehold interests	23,233
Below-market lease liabilities	924,455
Mortgage notes assumed, at fair value	2,600,747
Other liabilities	132,149
Non-controlling interest	2,328
Total liabilities and non-controlling interest	3,682,912
Net investment	$805,200

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

4. Acquisitions  – (continued)

GKK Manager, LLC

On April 24, 2009, in connection with the Company’s internalization of the Manager, the Company and the Operating Partnership entered into a securities transfer agreement with SL Green OP, GKK Manager Member Corp. (“Manager Corp”) and SL Green, pursuant to which (i) SL Green OP and Manager Corp agreed to transfer to the Operating Partnership, membership interests in the Manager and (ii) SL Green OP agreed to transfer to the Operating Partnership its Class B limited partner interests in the Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities. For the year ended December 31, 2009, the Company expensed costs incurred in connection with the internalization of the Manager of $5,010 which is included under management, general and administrative expense in the Consolidated Statement of Operations.

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the years ended December 31, 2009 and 2008 as though the acquisition of American Financial and GKK Manager were completed on January 1, 2008. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. In addition, the following supplement pro forma operating data does not present the sale of assets through December 31, 2009.

	2009	2008
Pro forma revenues	$636,106	$704,281
Pro forma net income (loss) available to common stockholders	$(528,420)	$74,311
Pro forma earnings per common share-basic	$(10.60)	$1.57
Pro forma earnings per common share-diluted	$(10.60)	$1.57
Pro forma common shares-basic	49,854	47,205
Pro forma common share-diluted	49,854	47,330

5. Dispositions and Assets Held for Sale

During the year ended December 31, 2009, the Company sold 56 properties, for net sales proceeds of $172,895. The Company sold 82 properties, for net sale proceeds of $126,389 during the year ended December 31, 2008. The sale transactions resulted in gains totaling $5,180 for the year ended December 31, 2009. The sales transactions resulted in no gains or losses for the year ended December 31, 2008.

The Company separately classifies properties held for sale in the consolidated balance sheets and consolidated statements of operations. In the normal course of business the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held for sale or classify a property that was designated as held for sale back to held for investment. During the year ended December 31, 2009, the Company reclassified 69 properties, with a total carrying value of $37,174, previously identified as held for sale to held for investment. Each property was impaired to value it at the lesser of (i) fair value as the date of transfer, or (ii) its carrying value before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment. The Company recorded an impairment of $8,868 during the year ended December 31, 2009.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

5. Dispositions and Assets Held for Sale  – (continued)

The Company classified two properties as held for sale as of December 31, 2009. The Company classified 104 properties as held for sale at December 31, 2008. The following table summarizes information for these properties:

	December 31, 2009	December 31, 2008
Assets held for sale:
Real estate investments, at cost:
Land	$279	$34,560
Building and improvement	565	140,685
Total real estate investments, at cost	844	175,245
Less: accumulated depreciation	(6)	(4,629)
Real estate investments held for sale, net	838	170,616
Accrued interest and receivables	(35)	10,656
Acquired lease asets, net of accumulated amortization	42	—
Deferred costs	—	59
Other Assets	(4)	11,449
Total assets held for sale	841	192,780
Liabilities related to assets held for sale:
Mortgage payable	—	104,262
Accrued expenses	55	4,628
Deferred revenue	125	1,405
Below market lease liabilities, net of accumulated amortization	58	—
Other liabilities	—	248
Total liabilities related to assets held for sale:	238	110,543
Net assets held for sale	$603	$82,237

The following operating results of the assets held for sale as of December 31, 2009, and the assets sold during the years ended December 31, 2009, 2008 and 2007 are included in discontinued operations for all periods presented:

	Year Ended December 31,
	2009	2008	2007
Operating Results:
Revenues	$23,931	$32,064	$8,035
Operating expenses	(40,537)	(16,268)	(23)
Interest expense	(2,589)	(8,035)	(5,517)
Depreciation and amortization	(2,009)	(5,268)	(2,465)
Equity in net income from unconsolidated joint venture	(474)	(1,306)	(1,431)
Net income (loss) from operations	(21,678)	1,187	(1,401)
Net gains from disposals	11,497	—	—
Net income (loss) from discontiued operations	$(10,181)	$1,187	$(1,401)

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

5. Dispositions and Assets Held for Sale  – (continued)

Subsequent to December 31, 2009, the Company entered into agreements of sale on seven properties totaling approximately $5,456 on properties with a total carrying value of $4,261 as of December 31, 2009, and net income of $7 for the year the ended December 31, 2009.

Discontinued operations have not been segregated in the consolidated statements of cash flows.

6. Investments in Unconsolidated Joint Ventures

South Building at One Madison Avenue, New York, New York

In April 2005, the Company closed on a $57,503 initial investment in a joint venture with SL Green to acquire, own and operate the South Building located at One Madison Avenue, New York, New York, or the South Building. The joint venture was owned 45% by a wholly-owned subsidiary of the Company and 55% by a wholly-owned subsidiary of SL Green. The joint venture interests were pari-passu. The joint venture completed the acquisition of the South Building from Metropolitan Life Insurance Company for the purchase price of approximately $802,800 plus closing costs, financed in part through a $690,000 first mortgage loan on the South Building. The first mortgage was non-recourse to the Company. The South Building comprised approximately 1.2 million square feet and was almost entirely net leased to Credit Suisse Securities (USA) LLC, or CS, pursuant to a lease with a 15-year remaining term. In July 2007, the Company entered into an agreement to sell its entire investment in the One Madison Avenue joint venture to SL Green for approximately $147,000, subject to an external appraisal, which was approved by the board of directors of both parties. The sale transaction closed on August 17, 2007, at which time the Company realized a gain of $92,235 and simultaneously repaid the entire loan amount with interest due through such date. The Company recorded its pro rata share of net losses of the joint venture of $759 for the years ended December 31, 2007, respectively.

200 Franklin Square Drive, Somerset, New Jersey

The Company owns a 25% interest in an equity owner and a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc, a wholly-owned subsidiary of Royal Phillips Electronics through December 2021. As of December 31, 2009 and December 31, 2008, the investment has a carrying value of $997 and $2,142, respectively. The Company recorded its pro rata share of net income of the joint venture of $114, $119 and $118 for the years ended December 31, 2009, 2008 and 2007, respectively.

101 S. Marengo Avenue, Pasadena, California

In November 2005, the Company closed on the purchase of a 50% interest in an office building in Pasadena, CA. The Company also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which was net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, ten-year fixed-rate first mortgage loan. The Company sold its 50% interest in April 2009 for a gain of $6,317. For the years ended December 31, 2009, 2008 and 2007, the Company recorded its pro rata share of net losses of the joint ventures of $474, $1,306 and $1,431, respectively, within discontinued operations.

2 Herald Square, New York, New York

In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

6. Investments in Unconsolidated Joint Ventures  – (continued)

interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of December 31, 2009 and December 31, 2008, the investment had a carrying value of $31,567 and $26,118, respectively. For the years ended December 31, 2009, 2008 and 2007 the Company recorded its pro rata share of net income of $4,987, $5,228 and $3,105, respectively.

885 Third Avenue, New York, New York

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of December 31, 2009 and December 31, 2008, the investment had a carrying value of $45,695 and $37,070 respectively. The Company recorded its pro rata share of net income of $5,972, $6,292 and $2,480 for the years ended December 31, 2009, 2008 and 2007, respectively.

Citizens Portfolio

The Company, through its acquisition of American Financial on April 1, 2008, obtained an interest in a joint venture with UBS. The joint venture, as of December 31, 2009, owns and manages 54 bank branches totaling approximately 251,000 square feet. These branches are fully occupied, on a triple-net basis, by Citizens Bank, N.A. and Charter One Bank, N.A., two bank subsidiaries of Citizens Financial Group, Inc. As of December 31, 2009 and December 31, 2008, the investment had a carrying value of $6,386 and $10,495 respectively. The Company recorded its pro rata share of net loss of $2,637 and $2,092 for the years ended December 31, 2009 and 2008, respectively.

Whiteface, Lake Placid, New York

In April 2008, the Company acquired via a deed-in-lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York. As of December 31, 2009 and December 31, 2008, the investment had a carrying value of $23,820 and $22,161, respectively. The Company recorded its pro rata share of net loss of $0 and $459 for the years ended December 31, 2009 and 2008, respectively.

7. Junior Subordinated Notes

In May 2005, August 2005 and January 2006, the Company completed issuances of $50,000 each in unsecured trust preferred securities through three Delaware Statutory Trusts, or DSTs, Gramercy Capital Trust I, or GCTI, Gramercy Capital Trust II, or GCTII, and Gramercy Capital Trust III, or GCT III, that were also wholly-owned subsidiaries of the Operating Partnership. The securities issued in May 2005 bore interest at a fixed rate of 7.57% for the first ten years ending June 2015 and the securities issued in August 2005 bore interest at a fixed rate of 7.75% for the first ten years ending October 2015. Thereafter, the rates were to float based on the three-month LIBOR plus 300 basis points. The securities issued in January 2006 bore interest at a fixed rate of 7.65% for the first ten years ending January 2016, with an effective rate of 7.43% when giving effect to the swap arrangement previously entered into in contemplation of this financing. Thereafter, the rate was to float based on the three-month LIBOR plus 270 basis points.

In January 2009, the Operating Partnership entered into an exchange agreement with the holders of the securities, pursuant to which the Operating Partnership and the holders agreed to exchange all of the previously issued trust preferred securities for newly issued unsecured junior subordinated notes, or the Junior Notes, in the aggregate principal amount of $150,000. The Junior Notes will mature on June 30, 2035, or the Maturity Date, and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

7. Junior Subordinated Notes  – (continued)

January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity Date. The Company, at its option, may redeem the Junior Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount of the Junior Notes. The optional redemption of the Junior Notes in part must be made in at least $25,000 increments. The Junior Notes also contained additional covenants restricting, among other things, the Company’s ability to declare or pay any dividends during the calendar year 2009, or make any payment or redeem any debt securities ranked pari passu or junior to the Junior Notes. In connection with the exchange agreement, the final payment on the trust preferred securities for the period October 30, 2008 through January 29, 2009 was revised to be at a reduced interest rate of 0.50% per annum. On October 15, 2009, a subsidiary of the Operating Partnership exchanged $97,500 of the Junior Notes for $97,533 face amount of bonds issued by the Company’s CDOs that the Company had repurchased in the open market. Certain indenture covenants which restrict the Company from declaring or paying dividends and certain other corporate activities during the 2009 calendar year have been eliminated for the remaining $52,500 of the Junior Notes. For the year ended December 31, 2009, the Company expensed fees and costs incurred in connection with the exchange agreement of $1,626 which is included in management, general and administrative expense in the consolidated statement of operations.

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

During 2006, the Company issued approximately $1,000,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. At issuance, the CDO consisted of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. The Company incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

In August 2007, the Company issued $1,100,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 issuer and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer. At issuance, the CDO consisted of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.46%. The Company incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which are amortized on a level-yield basis over the average life of the CDO.

The Company retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO. The Issuers and Co-Issuers in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

8. Collateralized Debt Obligations  – (continued)

guidelines relating to credit quality and diversification, with substitute collateral using cash generated by debt investments that are repaid during the reinvestment periods (generally, five years from issuance) of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as debt investments are repaid. The financial statements of the Issuer of each CDO are consolidated in the Company’s financial statements. The securities originally rated as investment grade at time of issuance are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the securities originally rated as investment grade in each CDO were used to repay substantially all outstanding debt under the Company’s repurchase agreements and to fund additional investments. Loans and other investments are owned by the Issuers and the Co-Issuers, serve as collateral for the Company’s CDO securities, and the income generated from these investments is used to fund interest obligations of the Company’s CDO securities and the remaining income, if any, is retained by the Company. The CDO indentures contain minimum interest coverage and asset over collateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained in its CDOs and to receive the subordinate collateral management fee earned. If some or all of the Company’s CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and the Company may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of December 31, 2009, the Company’s 2005 and 2006 CDOs were in compliance with their interest coverage and asset over collateralization covenants, however their compliance margin, particularly with respect to the 2005 CDO, was narrow and relatively small declines in their collateral performance and credit metrics could cause either or both CDOs to fall out of compliance. The Company’s 2007 CDO failed its overcollaterization test at the November 2009 and February 2010 distribution dates. All three CDOs were in covenant compliance as of December 31, 2008.

During the year ended December 31, 2008, the Company repurchased, at a discount, $127,300 of investment grade notes previously issued by the Company’s three CDOs. The Company recorded a net gain on the early extinguishment of debt of $77,234 for the year ended December 31, 2008.

9. Debt Obligations

Term Loan, Credit Facility and Repurchase Facility

The facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility in 2004, and was subsequently increased to $500,000 effective April 2005. In June 2007, the facility was modified further by reducing the credit spreads. In July 2008, the original facility was terminated and a new facility was executed with Wachovia to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving credit facility equal to $100,000 with a credit spread of 242.5 basis points. The term of the credit facility was two years which could have extended the term for an additional twelve-month period if certain conditions were met. The Company had no accrued interest and borrowings of $72,254 on the repurchase facility at a weighted average spread to LIBOR of 2.68% as of December 31, 2008. Borrowings under the Wachovia facility at December 31, 2008 were secured by mezzanine loans with a carrying value of $202,823. In April 2009, the Company entered into an amendment with Wachovia, pursuant to which the maturity date of the credit facility was extended to March 31, 2011. The amendment also eliminated all financial covenants, eliminated Wachovia’s right to impose future margin calls, reduced the recourse guarantee to be no more than $10,000, and eliminated cross default provisions with respect to the Company’s other indebtedness. The Company made a $13,000 deposit and provided other credit support to backstop letters of credit Wachovia issued in connection with the Company’s mortgage debt obligations of certain of the Company’s subsidiaries. The Company also agreed to attempt to divest of certain loan investments in the future in order to further deleverage the credit facility and to forego additional borrowing under the facility. In December 2009, the Company entered into a termination

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

9. Debt Obligations  – (continued)

agreement with Wachovia, to settle and satisfy in full the pre-existing loan obligation of $44,542 under the secured term loan and credit facility. The Company made a one-time cash payment of $22,500 and executed and delivered to Wachovia a subordinate participation interest in the Company’s 50% interest in one of the four mezzanine loans formerly pledged under the credit agreement. Upon termination, all of the security interests and liens in favor of Wachovia under the credit agreement were released. The Company recorded a gain on extinguishment of debt of $12,126 pursuant the termination agreement.

Subsidiaries of the Company also had entered into a repurchase facility with Goldman Sachs Mortgage Company, or Goldman. In October 2006, this facility was increased from $200,000 to $400,000 and its maturity date extended until September 2009.In August 2008, the facility was amended to reduce the borrowing capacity to $200,000 and to provide for an extension of the maturity to December 2010 for a fee, provided that no event of default has occurred. The facility bore interest at spreads of 2.00% to 2.30% over one-month LIBOR. In April 2009, the Company entered into an amendment to the amended and restated master repurchase agreement and amended guaranty with Goldman, pursuant to which all financial covenants in the amended and restated repurchase agreement and the amended guaranty were eliminated and certain other provisions of the amended and restated repurchase agreement and the amended guaranty were amended or deleted, including, among other things, the elimination of the existing recourse liability and a relaxation of certain affirmative and negative covenants. Borrowings under the Goldman repurchase facility at December 31, 2008 were secured by mezzanine loans with a carrying value of $64,960. The Company had no accrued interest and borrowings of $23,643 at a weighted average spread to LIBOR of 2.50% under this facility at December 31, 2008. On October 27, 2009, the Company repaid the borrowings in full and terminated the Goldman repurchase facility.

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

Unsecured Credit Facility

In May 2006, the Company closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option. In June 2007, the facility was increased to $175,000. The facility was supported by a negative pledge of an identified asset base. In March 2009, the Company entered into an amendment and compromise agreement with KeyBank to settle and satisfy the loan obligations at a discount for a current cash payment of $45,000, and a future cash payment in a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities in the Company’s CDOs. The remaining balance of $85 in potential cash distribution is recorded in other liabilities on the Company’s balance sheet as of December 31, 2009 and was fully paid in January 2010. The Company recorded a net gain on extinguishment of debt of $107,229 as a result of to this agreement. The Company had accrued interest of $1,405 and borrowings of $172,301 as of December 31, 2008.

In connection with the acquisition of American Financial on April 1, 2008, the Company’s indirect wholly-owned subsidiaries, First States Investors DB I L.P., (formerly known as First States Investors DB I LLC) and First States Investors DB I B, L.P., and certain of their direct or indirect subsidiaries,

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

9. Debt Obligations  – (continued)

collectively, (the “DB Loan Borrowers”), entered into an amendment and restatement of an assumed American Financial credit facility (the “DB Loan Agreement”) with Deutsche Bank AG, Cayman Islands Branch, or Deutsche Bank, as agent for certain lenders. As part of the amendment and restatement of the DB Loan Agreement, the available amount under the DB Loan Agreement was reduced from $400,000 to $100,000. In addition, amounts were paid to reduce the outstanding borrowings under the facility to $95,000. Originally, the DB Loan Agreement provided the DB Loan Borrowers with a one year facility that would have matured on March 31, 2009, and permitted subject to certain conditions, a six-month extension at the DB Loan Borrowers’ option. Advances made under the DB Loan bear interest at 3.00% plus the greater of (i) 3.50% or (ii) 30 day LIBOR. The DB Loan allows for prepayment in whole or in part on any payment date; provided, however, that any such prepayment shall be accompanied by all accrued interest on the portion of the DB Loan being prepaid. In September 2008, two of the Company’s CDOs purchased the DB Loan from the lender and simultaneously amended the maturity date to be March 2011, and subject to certain conditions, granted the DB Loan Borrowers two options to extend the DB Loan for one year each (i.e. to September 11, 2013 if both options are exercised). In connection with the acquisition of the DB Loan, and an unrelated sale of a property originally subject to the DB Loan, the outstanding principal balance of the DB Loan was reduced to $69,868. The loan is eliminated in the preparation of the Company’s consolidated financial statements. The Company recorded costs related to the purchase of approximately $800, which was expensed.

The obligations under the DB Loan Agreement now owned by two of the Company’s CDOs, are secured by equity pledges of the shares in certain DB Loan Borrowers and mortgages over the various properties owned by certain DB Loan Borrowers. The DB Loan is guaranteed by the Company. The DB Loan Agreement contains customary events of default, the occurrence of which could result in the acceleration of all amounts payable there under. The DB Loan requires the Company to establish and fund certain reserve accounts to be used for the payment of taxes and insurance, rollover and replacement expenses, payment of tenant improvements and leasing commissions and the funding of debt service shortfalls.

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of December 31, 2009, 968 (including 54 properties held by an unconsolidated joint venture) of the Company’s real estate investments were encumbered with mortgage and mezzanine loans with a cumulative outstanding balance of $2,297,190. The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. The Company was in compliance with these ratios as of December 31, 2009. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis.

Certain of the Company’s mortgage notes payable related to assets held for sale contain provisions that require the Company to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

Goldman Mortgage Loan

On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement, or the Goldman Mortgage Loan, with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan matures on March 11, 2010, with a

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

9. Debt Obligations  – (continued)

single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Borrowers and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee, during the first six months payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement described below was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The Company has accrued interest of $253 and $367 and borrowings of $241,324 and $242,568 as of December 31, 2009 and 2008, respectively. In March 2010, the Company extended the maturity date of the Goldman Mortgage Loan to March 2011.

Secured Term Loan

On April 1, 2008, First States Investors 3300 B, L.P., an indirect wholly-owned subsidiary of the Company (“PB Loan Borrower”), entered into a loan agreement, or the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000, or the PB Loan in part to refinance a portion of a portfolio of American Financial’s properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. The Company had accrued interest of $418 and $657 and accrued borrowings of $234,851 and $240,000 as of December 31, 2009 and 2008 respectively.

The PB Loan requires the Company to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

The PB Loan Agreement contains certain covenants relating to liquidity and tangible net worth. As of December 31, 2009 and 2008, the Company is in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan matures on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross- defaulted with events of default under the

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

9. Debt Obligations  – (continued)

Goldman Mortgage Loan and with other mortgage loans pursuant to which, an indirect wholly-owned subsidiary of the Company, is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine loan and the Senior Mezzanine Loan) by the lenders. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR, the Senior Mezzanine Loan bears interest at 5.20% over LIBOR and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. The Goldman Mezzanine loans encumber all properties held by Gramercy Realty. In March 2010, the Company extended the maturity date of the Goldman Mezzanine Loan to March 2011.

The Company has accrued interest of $1,455 and $1,821 and borrowings of $553,522 and $580,462 as of December 31, 2009 and 2008, respectively.

The following is a summary of first mortgage loans as of December 31, 2009:

	Encumbered Properties	Balance		Interest Rate	Maturity Date
Fixed-rate mortgages	474	$1,251,558	(1)	5.06% to 8.29%	August 2010 to September 2023
Variable-rate mortgages	239	476,175		1.89% to 6.24%	March 2010 to April 2013
Total mortgage notes payable	713	1,727,733
Above/below market interest		15,935
Balance, December 31, 2009	713	$1,743,668

(1)	Includes $87,972 of debt that is collateralized by $97,286 of pledged treasury securities, net of discounts and premiums and $4,394 of debt that relates to the proportionate share of the 11% minority interest holder in 801 Market Street as of December 31, 2009.

Combined aggregate principal maturities of the Company’s consolidated CDOs, junior subordinated notes and mortgage loans (including the Goldman Mortgage, Senior Mezzanine Loan and Junior Mezzanine loan) as of December 31, 2009 are as follows:

	CDOs	Junior Subordinated Notes	Mortgage and Mezzanine Loans		Interest Payments(2)	Total
2010	$—	$—	$832,438	(1)	$165,298	$832,438
2011	—	—	25,227		173,039	25,227
2012	—	—	80,413		172,313	80,413
2013	—	—	617,827		144,332	617,827
2014	—	—	12,566		112,420	12,566
Thereafter	2,705,534	52,500	712,784		363,993	3,470,818
Above/Below Market Interest	—	—	15,935		—	15,935
Total	$2,705,534	$52,500	$2,297,190		$1,131,395	$5,055,224

(1)	Includes $241,324 and $553,522 of maturities due on the Goldman Mortgage and Mezzanine loans, which have subsequently been extended to March 9, 2011.
(2)	Does not includes $36,926 of interest payments that will be paid during the extension period on the Goldman Mortgage and Mezzanine loans mentioned above.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

10. Leasing Agreements

The Company’s properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2027. These leases generally contain rent increases and renewal options.

Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of December 31, 2009 are as follows:

Operating Leases
2010	$219,985
2011	193,515
2012	182,095
2013	171,478
2014	164,788
Thereafter	1,113,678
Total minimum lease payments	$2,045,539

11. Operating Partnership Agreement/Manager

At December 31, 2009 and 2008, the Company owned all of the Class A limited partner interests in the Operating Partnership. For the period January 1, 2009 through April 24, 2009 and at December 31, 2008, all of the Class B limited partner interests were owned by SL Green OP. For the period January 1, 2009 through April 24, 2009 and at December 31, 2008, all of the interests in the Manager were held by SL Green OP. On April 24, 2009, the Company completed the internalization of management through the direct acquisition of the Manager. The consideration paid to SL Green in the transaction was de minimis. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Class B limited partner interests have been cancelled.

12. Related Party Transactions

On April 24, 2009, in connection with the internalization, the Company and the Operating Partnership entered into a securities transfer agreement with SL Green OP, Manager Corp. and SL Green, pursuant to which (i) SL Green OP and Manager Corp. agreed to transfer to the Operating Partnership, membership interests in the Manager and (ii) SL Green OP agreed to transfer to the Operating Partnership its Class B limited partner interests in the Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities. No distributions were due on the Class B limited partner interests for the year ended December 31, 2009 or otherwise in connection with the internalization.

Concurrently with the execution of the securities transfer agreement, the Company also entered into a special rights agreement with SL Green OP and SL Green, pursuant to which SL Green and SL Green OP agreed to provide the Company certain management information systems services from April 24, 2009 through the date that was 90 days thereafter and the Company agreed to pay SL Green OP a monthly cash fee of $25 in connection therewith. The Company also agreed to use its best efforts to operate as a REIT during each taxable year and to cause the Company’s tax counsel to provide legal opinions to SL Green relating to the Company’s REIT status. Other than with respect to the transitional services provisions of the special rights agreement as set forth therein, the special rights agreement will terminate when SL Green OP ceases to own at least 7.5% of the shares of the Company’s common stock.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

12. Related Party Transactions  – (continued)

In connection with its initial public offering, the Company entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. The Company paid the Manager an annual management fee equal to 1.75% of the Company’s gross stockholders equity (as defined in the management agreement) inclusive of the Company’s trust preferred securities. In October 2008, the Company entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of the Company’s gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to the Company. The Company incurred expense to the Manager under this agreement of an aggregate of $7,534, $21,058 and $13,135 for the years ended December 31, 2009, 2008 and 2007 respectively.

Prior to the internalization, to provide an incentive to enhance the value of the Company’s common stock, the holders of the Class B limited partner interests of the Operating Partnership were entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of the Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such became probable and reasonably estimable in accordance with the partnership agreement. In October 2008, the Company entered into a letter agreement with the Class B limited partners to waive the incentive distribution that would have otherwise been earned for the period July 1, 2008 through December 31, 2008 and provided that starting January 1, 2009, the incentive distribution could have been paid, at the Company’s option, in cash or shares of common stock. In December 2008, the Company entered into a letter agreement with the Manager and SL Green, pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to the Company, 1.9 million shares of the Company’s common stock, in full satisfaction of all potential obligations that the holders of the Class B limited partner interests of the Operating Partnership may have had to the Operating Partnership, and the Operating Partnership may have to the holders, each in accordance with the amended operating partnership agreement of the Operating Partnership, in respect of the recalculation of the distribution amount to the holders at the end of the 2008 calendar year. The Company incurred approximately $2,350 and $32,235 with respect to such Class B limited partner interests for the years ended December 31, 2008 and 2007. No incentive distribution was earned by the Class B limited partner interests for the year ended December 31, 2009.

Prior to the internalization, the Company was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green OP and a separate outsource agreement between the Manager and SL Green OP. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by the Company of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The outsource agreement provided for an annual fee payable by the Company, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the years ended December 31, 2008 and 2007 respectively, the Company realized expense of $1,721 and

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

12. Related Party Transactions  – (continued)

$1,343, to the Manager under the outsource agreement. For the years ended December 31, 2009, 2008 and 2007, the Company realized expense of $0, $4,022 and $3,564 to the Manager, respectively, under the asset servicing agreement. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which the Company was obligated to reimburse the Manager for its costs incurred there under from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to the Company’s CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to the Company’s CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009 Effective May 2009, the Company entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for the Company’s CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors. For the year ended December 31, 2009, the Company incurred expense of $1,014, pursuant to the special servicing arrangement.

On October 27, 2008, the Company entered into a services agreement with SL Green and SL Green OP which was subsequently terminated in connection with the internalization. Pursuant to the services agreement, SL Green agreed to provide consulting and other services to the Company. SL Green would make Marc Holliday, Andrew Mathias and David Schonbraun available in connection with the provision of the services until the earliest of (i) September 30, 2009, (ii) the termination of the management agreement or (iii) with respect to a particular executive, the termination of any such executive’s employment with SL Green. In consideration for the consulting services, the Company paid a fee to SL Green of $200 per month, payable, at its option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of the Company’s common stock trade, shares of its common stock. SL Green also provided the Company with certain other services described in the services agreement for a fee of $100 per month in cash and for a period terminating at the earlier of (i) three months after the date of the services agreement, subject to a one-time 30-day extension, or (ii) the termination of the management agreement.

In connection with the closing of the Company’s first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, the Company’s board of directors had allocated to the Manager the subordinate collateral

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

12. Related Party Transactions  – (continued)

management fee paid on the CDO notes not held by the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager had, commencing July 1, 2008, agreed to remit this amount to the Company. At September 30, 2009 and December 31, 2008, the Company owned all of the non-investment grade bonds, preferred equity and equity in the 2005 CDO. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to the Company. For the years ended December 31, 2008 and 2007, the Company realized expense of $1,024 and $2,054, to the Manager under such collateral management agreement.

Prior to the internalization, fees payable in connection with CDOs or other securitization vehicles, except for the 2005 CDO, were governed by the management agreement. Pursuant to the management agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated the Company or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a “managed transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both “managed transitional” and “managed non-transitional” CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager, commencing July 1, 2008, agreed to remit this amount to the Company. For the years ended December 31, 2008 and 2007, the Company realized expense of approximately $1,574 and $2,575 to the Manager under this agreement.

In connection with the internalization, the management agreement was terminated and the fees payable in connection with the Company’s 2006 and 2007 CDOs will be governed by their respective collateral management agreements. The collateral management agreement for the Company’s 2006 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral management agreement for the Company’s 2007 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to (i) 0.05% per annum of the aggregate principal balance of the CMBS securities, (ii) 0.10% per annum of the aggregate principal balance of loans, preferred equity securities, cash and certain defaulted

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

12. Related Party Transactions  – (continued)

securities, and (iii) a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the aggregate principal balance of the loans, preferred equity securities, cash and certain defaulted securities.

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of its leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the years ended December 31, 2009, 2008 and 2007, the Company paid $710, $423 and $235 under this lease, respectively.

In July 2005, the Company closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of December 31, 2009 and December 31, 2008, the loan has a book value of $39,285 and $39,520, respectively.

In March 2006, the Company closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green was an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when the Company originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $64,130 and $90,595 as of December 31, 2009 and December 31, 2008, respectively.

In June 2006, the Company closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future. The remaining 50% of the property was owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P. The property was comprised of three buildings totaling approximately 670,000 square feet which was 100% net leased to an entity whose obligations were guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan. In January 2009, the Company and SL Green sold 100% of the respective interests in 55 Corporate.

In December 2006, the Company acquired from a financial institution a pari-passu interest of $125,000 in a $200,000 mezzanine loan, which bears interest at 6.384% and is secured by a multi-family portfolio in New York, New York. An affiliate of SL Green simultaneously acquired the remaining $75,000 pari-passu interest in the mezzanine loan. As of December 31, 2009 and December 31, 2008, the loan has a book value of $0 and $118,703, respectively.

In January 2007, the Company originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007, the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event the Company’s loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from the Company and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

12. Related Party Transactions  – (continued)

December 31, 2009 and December 31, 2008, the Company’s interest in the whole loan had a carrying value of $63,894 and $66,707, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of December 31, 2009 and December 31, 2008, the investment had a carrying value of $31,557 and $26,118, respectively. The Company recorded its pro rata share of net income of $4,988, $5,228 and $3,105 for the years ended December 31, 2009, 2008 and 2007 respectively.

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of December 31, 2009 and December 31, 2008, the investment had a carrying value of $45,695 and $37,070, respectively. The Company recorded its pro rata share of net income of $5,972, $6,292 and $2,480 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s agreements with SL Green in connection with the Company’s commercial property investments in 885 Third Avenue and 2 Herald Square contain a buy-sell provision that can be triggered by the Company in the event it and SL Green are unable to agree upon a major decision that would materially impair the value of the assets. Such major decisions involve the sale or refinancing of the assets, any extensions or modifications to the leases with the tenant therein or any material capital expenditures.

In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan.l Immediately thereafter, the Company participated 50% of its interest in the loan back to SL Green. As of December 31, 2009 and December 31, 2008, the loan has a book value of $0 and $11,925, respectively. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of December 31, 2009 and December 31, 2008, the loan has a book value of $319 and $28,026, respectively.

In November 2007, the Company acquired from a syndicate comprised of financial institutions a $25,000 interest in a $100,000 junior mezzanine investment secured by a hotel portfolio and franchise headquarters. An affiliate of SL Green simultaneously acquired and owns another $25,000 interest in the investment. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 9.50%. As of December 31, 2009 and December 31, 2008, the loan has a book value of $0 and $22,656, respectively.

In December 2007, the Company acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of its interest in the loan to an affiliate of SL Green. The investment, which is secured by an office building in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, the Company sold its remaining interest in the loan to an affiliate of SL Green for $16,120 pursuant to purchase

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

12. Related Party Transactions  – (continued)

rights established when the loan was acquired. The sale includes contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan. As of December 31, 2009 and December 31, 2008, the loan had a book value of $0 and $24,599, respectively.

In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of the Company’s interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of December 31, 2009 and December 31, 2008, the loan has a book value of $28,228 and $46,488, respectively.

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

In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of December 31, 2009 and 2008 the loan has a book value of $9,926 and $9,324, respectively.

In September 2008, the Company closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of December 31, 2009 and 2008, the loan has a book value of $29,925 and $30,367, respectively.

13. Deferred Costs

Deferred costs at December 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Deferred Financing Costs	$69,235	$77,102
Deferred Acquisition Costs	853	1,600
Deferred Leasing Costs	2,674	1,056
	72,762	79,758
Accumulated Amortization	(40,721)	(26,451)
	32,041	53,307
Less Held For Sale	—	(59)
	$32,041	$53,248

Deferred financing costs relate to the Goldman Mortgage Loan, the Goldman Senior and Junior Mezzanine Loans, the PB Loan Agreement, the Company’s CDOs, mortgage loans, and the junior subordinated notes. These costs are amortized on a straight-line basis to interest expense based on the contractual term of the related financing.

Deferred acquisition costs consist of fees and direct costs incurred to originate the Company’s investments and are amortized using the effective yield method over the related term of the investment. Straight-line expense approximates the effective interest method.

Deferred leasing costs include direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

14. Fair Value of Financial Instruments

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

Cash and cash equivalents, accrued interest, and accounts payable:  These balances in the consolidated financial statements reasonably approximate their fair values due to the short maturities of these items.

Government Securities:  The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in the Company’s real estate portfolio. These securities are presented in the consolidated financial statements on a held-to-maturity basis and not at fair value. The fair values were based upon valuations obtained from dealers of those securities.

Lending investments:  These instruments are presented in the consolidated financial statements at the lower of cost or market value and not at fair value. The fair values were estimated by using market yields floating rate and fixed rate (as appropriate) loans with similar credit characteristics.

CMBS:  These investments are presented in the consolidated financial statements on a held-to-maturity basis and not at fair value. The fair values were based upon valuations obtained from dealers of those securities, and internal models.

Repurchase agreements:  The repurchase agreements are presented in the consolidated financial statements on the basis of the proceeds received and are not at a fair value. The fair value was estimated by using estimates of market yields for similarly placed financial instruments.

Collateralized debt obligations:  These obligations are presented in the consolidated financial statements on the basis of proceeds received at issuance and not at fair value. The fair value was estimated based upon the amount at which similarly placed financial instruments would be valued today.

Derivative instruments:  The Company’s derivative instruments, which are primarily comprised of interest rate swap agreements, are carried at fair value in the consolidated financial statements based upon third party valuations.

Junior subordinated debentures:  These instruments bear interest at fixed rates. The fair value was estimated by calculating the present value based on current market interest rates.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

14. Fair Value of Financial Instruments  – (continued)

The following table presents the carrying value in the financial statements, and approximate fair value of other financial instruments at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Government securities	$97,286	$98,832	$101,576	$106,796
Lending investments	$1,383,832	$1,313,127	$2,213,473	$2,040,914
CMBS	$984,709	$556,395	$869,973	$299,985
Financial liabilities:
Mortgage note payable and senior and junior mezzanine loans	$2,297,190	$2,099,450	$2,413,467	$1,821,448
Unsecured credit facility	$—	$—	$172,301	$167,916
Term loan, credit facility and repurchase facility	$—	$—	$95,897	$94,321
Collateralized debt obligations	$2,705,534	$1,097,485	$2,608,065	$1,021,114
Junior subordinated debentures	$52,500	$9,533	$150,000	$134,300

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at December 31, 2009 and 2008. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2009 and 2008 and current estimates of fair value may differ significantly from the amounts presented herein.

The following discussion of fair value was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Fair Value on a Recurring Basis

Liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At December 31, 2009	Total	Level I	Level II	Level III
Financial Liabilities:
Derivative instruments	$88,786	$—	$—	$88,786

At December 31, 2008	Total	Level I	Level II	Level III
Financial Liabilities:
Derivative instruments	$157,776	$—	$—	$157,776

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

14. Fair Value of Financial Instruments  – (continued)

Derivatives were classified as Level III due to the significance of the credit valuation allowance which is based upon less observable inputs.

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a nonrecurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for loan losses and commercial mortgage-backed securities which are reported at cost and have been written down to fair value due to other-than-temporary impairments. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the years ended December 31, 2009 and December 31, 2008:

At December 31, 2009	Total	Level I	Level II	Level III
Financial Assets:
Lending investments	$536,445	$—	$—	$536,445
Commercial mortgage-backed securities	1,324	—	—	1,324

At December 31, 2008	Total	Level I	Level II	Level III
Financial Assets:
Lending investments	$343,403	$—	$—	$343,403
Commercial mortgage-backed securities	—	—	—	—

The total change in fair value of financial instruments for which a fair value adjustment has been included in the Consolidated Statements of Operations for the years ended December 31, 2009 and December 31, 2008 were $517,784 and $97,853, respectively.

The valuations derived from pricing models may include adjustments to the financial instruments. These adjustments may be made when, in management’s judgment, either the size of the position in the financial instrument or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the pricing models. Additionally, an adjustment from the price derived from a model typically reflects management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

15. Stockholders’ Equity

The Company’s authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2009, 49,884,500 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

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

Common Stock

In April 2008, the Company issued approximately 15,634,854 shares of common stock in connection with the American Financial acquisition. These shares had a value of approximately $378,672 on the date the merger agreement was executed. Also, as a result of the American Financial acquisition, an affiliate of SL Green was granted 644,787 shares of common stock for services rendered, subject to an one-year vesting period. These shares had a value of approximately $11,213 on the date of issuance. Subsequent to issuance, SL Green Operating Partnership, L.P. owned approximately 15.8% of the outstanding shares of the Company’s common stock.

In December 2008, the Company entered into a letter agreement with the Manager and SL Green pursuant to which the Manager agreed to pay $2,750 in cash and SL Green transferred to the Company, 1.9 million shares of the Company’s common stock, in full satisfaction of all potential obligations that the holders of Class B limited partner interests may have in respect of the recalculation of the distribution amount to the Holders at the end of 2008 calendar year.l The shares of common stock were cancelled upon receipt by the Company. Subsequent to the letter agreement, SL Green Operating Partnership L.P. owned approximately 12.5% of the outstanding shares of the Company’s common stock.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At December 31, 2009, 1,151,127 shares of common stock were available for issuance under the Equity Incentive Plan.

Options granted under the Equity Incentive Plan to recipients who are employees of Gramercy are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant. In some instances, options may be granted under the Equity Incentive Plan to persons who provide significant services to the Company but are not employees of the Company. Options granted to recipients that are not employees have the same terms as those issued to employees except as it relates to any performance-based provisions within the grant. To the extent there are performance provisions associated with a grant to a recipient who is not an employee, an

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

15. Stockholders’ Equity  – (continued)

estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date. If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

A summary of the status of the Company’s stock options as of December 31, 2009 and December 31, 2008 are presented below:

	December 31, 2009		December 31, 2008
	Options Outstanding	Weighted Average Excerise Price	Options Outstanding	Weighted Average Excerise Price
Balance at beginning of period	1,691,336	$17.61	1,428,169	22.82
Modification	—	—	110,716	—
Granted	30,000	1.25	385,000	5.30
Exercised	—	—	(85,547)	14.83
Lapsed or cancelled	(204,942)	21.92	(147,002)	25.52
Balance at end of period	1,516,394	$16.70	1,691,336	$17.61

For the year ended December 31, 2009, all options were granted with a price of $1.25. The remaining weighted average contractual life of the options was 6.7 years. In connection with the payment of a special dividend to common shareholders, the equity incentive plan was amended to provide for the modification of stock options to adjust for the impact of the special dividend paid. There was no incremental cost to the modification. Compensation expense of $119, $792 and $831 was recorded for the years ended December 31, 2009, 2008 and 2007, respectively, related to the issuance of stock options.

Through December 31, 2009, 1,155,004 restricted shares had been issued under the Equity Incentive Plan, of which 62% have vested. The vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $333, $2,422 and $3,301 was recorded for the years ended December 31, 2009, 2008 and 2007, respectively, related to the issuance of restricted shares.

Employee Stock Purchase Plan

In November 2007, the Company’s board of directors adopted, and the stockholders subsequently approved in June 2008, the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable the Company’s eligible employees to purchase its shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 250,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.l The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

15. Stockholders’ Equity  – (continued)

Outperformance Plan

In June 2005, the compensation committee of the board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan, were to share in a “performance pool” if the Company’s total return to stockholders for the period from June 1, 2005 through May 31, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $20.21 per share. The Company recorded the expense of the plan award in accordance with GAAP. Compensation expense of $(2,348), was recorded for the year ended December 31, 2008, related to the 2005 Outperformance Plan. Based on the Company’s total return to stockholders as of the May 31, 2008 measurement period conclusion date, the Company did not meet the minimum 30% return threshold and accordingly, the plan participants automatically forfeited the LTIP Units. That they had been granted and the 2005 Outperformance Plan expired as of that date. In October 2008, Marc Holliday, Gregory Hughes and Andrew Matthias resigned as executives of the Company. In accordance with the 2005 Outperformance Plan, upon resignation, the LTIP Units were forfeited. In accordance with GAAP, the Company recorded a reduction of expense in connection to the forfeitures of the LTIP shares of $2,348, which was offset against management, general and administrative expenses.

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

As of December 31, 2009, there were approximately 272,652 phantom stock units outstanding, of which 264,652 units are vested.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

15. Stockholders’ Equity  – (continued)

Earnings per Share

Earnings per share for the years ended 2009, 2008 and 2007 are computed as follows:

	For the Year Ended December 31,
	2009	2008	2007
Numerator – Income (loss)
Net income (loss) from continuing operations	$(510,406)	$58,116	$162,998
Net loss from discontinued operations	(9,223)	1,187	(1,401)
Net Income (loss)	(519,629)	59,303	161,597
Preferred stock dividends	(9,414)	(9,344)	(6,567)
Numerator for basic income per share – Net income (loss) available to common stockholders:	(529,043)	49,959	155,030
Effect of dilutive securities	—	—	—
Diluted Earnings:
Net income (loss) available to common stockholders	$(529,043)	$49,959	$155,030
Denominator – Weighted Average shares:
Denominator for basic income per share – weighted average shares	49,854	47,205	29,968
Effect of dilutive securities
Stock based compensation plans	—	50	1,380
Phantom stock units	—	75	31
Diluted shares	49,854	47,330	31,379

Accumulated other comprehensive income (loss) for the years ended December 31, 2009 and 2008 is comprised of the following:

	December 31, 2009	December 31, 2008
Net unrealized loss on held to maturity securities	$(3,906)	$(4,986)
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	(92,132)	(155,753)
Total accumulated and other comprehensive loss	$(96,038)	$(160,739)

16. Benefit Plans

In June 2009, the Company implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of the Company, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable. The 401(K) Plan provides for discretionary matching contributions by the Company. Prior to the implementation of the 401(K) Plan, as an affiliate of SL Green, the Company’s employees were eligible to participate in a 401(K) Savings/Retirement Plan implemented by SL Green. Except for the 401(k) Plan, at December 31, 2009, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan or other benefit plans.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

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

On December 28, 2009, the Company received a letter from Citigroup Global Markets Realty Corp., or Citigroup Realty, seeking payment by a Company affiliate of approximately $17,500 alleged to be due under a 2005 profit and loss sharing agreement between Citigroup Realty and the Company affiliate. The Company has advised Citigroup Realty that it believes the claim is without merit and that the Company will contest the claim vigorously. An adverse resolution of the claim could have a material adverse effect on the Company’s financial condition and results of operations in the period in which such claim is resolved. The Company is not presently able to estimate potential losses it may incur, if any, relating to this claim. To date, Citigroup Realty has not sought to enforce its claim through legal or other proceedings.

The Company’s corporate offices at 420 Lexington Avenue, New York, New York are subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of the Company’s leased premises and carries rents of approximately $103 per annum during the initial lease year and $123 per annum during the final lease year.

As of December 31, 2009, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2101. These lease obligations generally contain rent increases and renewal options.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2009 are as follows:

Operating Leases
2010	$18,661
2011	18,483
2012	18,088
2013	17,578
2014	17,287
Thereafter	137,042
Total minimum lease payments	$227,139

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

18. Financial Instruments: Derivatives and Hedging

The Company to recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.l The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at December 31, 2009. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	3 month LIBOR	3,465	5.18%	Apr-06	Mar-10	(27)
Interest Rate Swap	3 month LIBOR	12,000	9.85%	Aug-06	Aug-11	(715)
Interest Rate Swap	3 month LIBOR	347,908	5.41%	Aug-07	May-17	(24,086)
Interest Rate Swap	3 month LIBOR	699,441	5.33%	Aug-07	Jan-18	(58,338)
Interest Rate Swap	3 month LIBOR	14,650	4.43%	Nov-07	Jul-15	(726)
Interest Rate Swap	3 month LIBOR	12,000	3.06%	Jan-08	Jul-10	(173)
Interest Rate Swap	3 month LIBOR	2,000	3.07%	Jan-08	Jul-10	(26)
Interest Rate Swap	3 month LIBOR	24,143	5.11%	Feb-08	Jan-17	(1,692)
Interest Rate Swap	3 month LIBOR	16,412	5.20%	Feb-08	May-17	(1,192)
Interest Rate Swap	3 month LIBOR	4,700	3.17%	Apr-08	Apr-12	(149)
Interest Rate Swap	1 month LIBOR	9,375	4.26%	Aug-08	Jan-15	(455)
Interest Rate Swap	3 month LIBOR	10,000	3.92%	Oct-08	Oct-13	(439)
Interest Rate Swap	3 month LIBOR	17,500	3.92%	Oct-08	Oct-13	(768)
Interest Rate Cap	1 month LIBOR	250,000	5.25%	Apr-08	Mar-10	—
Interest Rate Cap	1 month LIBOR	600,000	5.25%	Aug-08	Mar-10	—
Total		$2,023,594				$(88,786)

The Company is hedging exposure to variability in future interest payments on its debt facilities. At December 31, 2009, derivative instruments were reported at their fair value as a net liability of $88,786 Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Income of $63,621. For the year ended December 31, 2009, the Company recognized a decrease to interest expense of $9 attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

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

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay dividend to common stockholders. The Company may elect to pay dividends on its common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for five quarters. Based on current estimates of its taxable loss, the Company has no distribution requirements in order to maintain its REIT status for the 2009 tax year and it expects that it will continue to elect to retain capital for liquidity purposes unit the requirements to make a cash distribution on the Company’s common stock in cash or a combination of cash and shares of common stock as permitted under the U.S. federal income tax laws. However, in accordance with the provisions of the Company’s charter, the Company may not pay any dividends on its common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded $2,498, $83 and $1,341of income tax expense, respectively, in net income from continuing operations for income attributable to the Company’s wholly-owned TRSs. Tax expense for the year ended December 31, 2009 and 2008 is comprised entirely of state and local taxes. Included in tax expense for the year ended December 31, 2009 is an accrual for state income taxes on the gain of extinguishment of debt of $119,305. Under federal tax law, the Company is allowed to defer this gain until 2014; however not all states follow this federal rule.

20. Environmental Matters

The Company believes that it is in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. Its management is not aware of any environmental liability that it believes would have a materially adverse impact on the Company’s financial position, results of operations or cash flows.

21. Segment Reporting

Prior to the acquisition of American Financial, the Company was a REIT focused primarily on originating and acquiring loans and securities related to real estate and operated in only one segment. As a result of the acquisition of American Financial, as of April 1, 2008, the Company has determined that it has two reportable operating segments: Finance and Real Estate. The reportable segments were determined based on the management approach, which looks to the Company’s internal organizational structure. These two lines of business require different support infrastructures.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

21. Segment Reporting  – (continued)

The Real Estate segment includes all of the Company’s activities related to the ownership and leasing of commercial real estate and credit net lease properties. In connection with the Company’s significant increase in the size and scope of its real estate portfolio resulting from the American Financial acquisition, the Company initiated the build-out of an integrated asset management platform within Gramercy Realty to consolidate responsibility for, and control over, leasing, lease administration, property management and tenant relationship management.

The Finance segment includes all of the Company’s activities related to senior and mezzanine real estate debt and senior and mezzanine capital investment activities and the financing thereof, including the Company’s CMBS investments. These include a dedicated management team within Gramercy Finance for real estate lending origination, acquisition and portfolio management.

The Company evaluates performance based on the following financial measures for each segment:

Year Ended December 31, 2009	Real Estate	Finance	Corporate/ Other(1)	Total Company
Total revenues(2)	$442,567	$193,539	$—	$636,106
Earnings (loss) from unconsolidated joint ventures	(2,637)	11,073	—	8,436
Total operating and interest expense(3)	(445,833)	(665,754)	(43,173)	(1,154,760)
Net income (loss) from continuing operations	$(5,903)	$(461,142)	$(43,173)	$(510,218)
Total Assets	$3,883,279	$3,787,371	$(905,213)	$6,765,437

Year Ended December 31, 2008	Real Estate	Finance	Corporate/ Other(1)	Total Company
Total revenues(2)	$319,410	$273,994	$—	$593,404
Earnings (loss) from unconsolidated joint ventures	(2,092)	11,180	—	9,088
Total operating and interest expense(3)	(321,693)	(172,034)	(50,264)	(543,991)
Net income (loss) from continuing operations	$(4,375)	$113,140	$(50,264)	$58,501
Total Assets	$4,163,186	$4,416,284	$(761,372)	$7,818,098

(1)	Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany elimination necessary to reconcile to the consolidated Company totals.
(2)	Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Finance business primarily represents interest income and revenue from the Real Estate business primarily represents operating lease income.
(3)	Total operating and interest expense includes provision for loan losses for the Structured Finance business and operating costs on commercial property assets for the Real Estate business, and interest expense and gain on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciationl and amortization of $112,232 and $67,072 for the years ended December 31, 2009 and 2008, respectively, is included in the amounts presented above.
(4)	Net operating income represents income before provision for taxes, minority interest and discontinued operations.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

22. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Deferred gains (losses) and other non-cash activity related to derivatives	$63,621	$(85,350)	$(62,973)
Deferred gains (losses) related to securities available-for-sale	$1,080	$589	$(5,575)

23. Quarterly Financial Data (unaudited)

This unaudited interim financial information has not been adjusted to reflect the effects of the reclassification of assets between held for investment and held for sale.

Quarterly data for the last three years is presented below (in thousands).

2009 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$158,066	$153,630	$158,509	$164,195
Loss from continuing operations before equity in net income from unconsolidated joint ventures, provision for taxes, and non-controlling interest	(103,921)	(203,612)	(193,745)	(125,739)
Equity in net income of unconsolidated joint ventures	1,852	2,397	1,975	2,212
Loss from continuing operations before provision for taxes, gain on extinguishment of debt and discontinued operations	(102,069)	(201,215)	(191,770)	(123,527)
Gain on extinguishment of debt	12,076	—	—	107,229
Provision for taxes	(9)	(88)	(134)	(2,267)
Net loss from continuing operations	(90,002)	(201,303)	(191,904)	(18,565)
Net income (loss) from discontinued operations	(7,912)	583	(4,926)	(6,370)
Net loss	(97,914)	(200,720)	(196,830)	(24,935)
Net income (loss) attributable to non-controlling interest	(174)	(60)	1,024	(20)
Net loss attributable to Gramercy Capital Corp.	(98,088)	(200,780)	(195,806)	(24,955)
Preferred stock dividends	(2,406)	(2,336)	(2,336)	(2,336)
Net loss available to common stockholders	$(100,494)	$(203,116)	$(198,142)	$(27,291)
Basic earnings per share:
Net loss from continuing operations	$(1.85)	$(4.08)	$(3.90)	$(0.42)
Net income (loss) from discontinued operations	(0.16)	0.01	(0.08)	(0.13)
Net loss available to common stockholders	$(2.01)	$(4.07)	$(3.98)	$(0.55)
Diluted earnings per share:
Net loss from continuing operations	$(1.85)	$(4.08)	$(3.90)	$(0.42)
Net income (loss) from discontinued operations	(0.16)	0.01	(0.08)	(0.13)
Net loss available to common stockholders	$(2.01)	$(4.07)	$(3.98)	$(0.55)

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

23. Quarterly Financial Data (unaudited)  – (continued)

2008 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$168,990	$173,181	$170,913	$80,396
Income (loss) from continuing operations before equity in net income (loss) from unconsolidated joint ventures, provision for taxes and non-controlling interest	(33,380)	(4,943)	(6,803)	18,766
Equity in net income of unconsolidated joint ventures	1,935	1,752	1,729	3,323
Income (loss) from continuing operations before provision for taxes, gain on extinguishment of debt and discontinued operations	(31,445)	(3,191)	(5,074)	22,089
Gain on extinguishment of debt	43,856	11,681	17,597	3,690
Provision for taxes	(35)	(36)	—	(11)
Net income from continuing operations	12,376	8,454	12,523	25,768
Net income (loss) from discontinued operations	(436)	1,174	124	(297)
Net income	11,940	9,628	12,647	25,471
Net income (loss) attributable to non-controlling interest	(165)	31	(251)	—
Net income attributable to Gramercy Capital Corp.	11,775	9,659	12,396	25,471
Preferred stock dividends	(2,336)	(2,336)	(2,336)	(2,336)
Net income available to common stockholders	$9,439	$7,323	$10,060	$23,135
Net income per common share – Basic	$0.18	$0.14	$0.20	$0.66
Net income per common share – Diluted	$0.18	$0.14	$0.20	$0.66

2007 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$84,852	$90,214	$78,303	$68,134
Income from continuing operations before equity in net loss of unconsolidated joint ventures and provision for taxes	19,422	3,989	21,805	18,278
Equity in net income (loss) of unconsolidated joint ventures	2,460	1,264	484	(695)
Income from continuing operations before gain on extinguishment of debt, provision for taxes and gain from sale of unconsolidated joint venture interest	21,882	5,253	22,289	17,583
Gain on extinguishment of debt	3,806	—
Gain from sale of unconsolidated joint venture interest	—	92,235	—	—
Provision for taxes	(40)	(338)	(429)	(534)
Net income from continuing operations	25,648	97,150	21,860	17,049
Net loss from discontinued operations	(110)	—	—	—
Net income attributable to Gramercy Capital Corp.	25,538	97,150	21,860	17,049
Preferred stock dividends	(2,336)	(2,336)	(1,895)	—
Net income available to common stockholders	$23,202	$94,814	$19,965	$17,049
Net income per common share – Basic	$0.69	$3.60	$0.77	$0.66
Net income per common share – Diluted	$0.67	$3.43	$0.73	$0.62

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

24. Subsequent Events

In January 2010, the Company completed the foreclosure of the collateral consisting of approximately 2,100 acres of land located in Contra Costa County, California primarily intended for residential development, which secured a first mortgage loan. As of December 31, 2009, the first mortgage loan was classified as non-performing and had an original unpaid principal balance of $34,884 and a carrying value net of loan loss reserves of $17,196.

On March 9, 2010, certain subsidiaries of the Company amended the Goldman Mortgage Loan to extend the maturity date to March 11, 2011, or the Mortgage Extension Term. An extension fee of approximately $1,810 was paid by the Company to the lenders of the Goldman Mortgage Loan in connection with such extension. In addition, LIBOR used in determining the interest rate of the Goldman Mortgage Loan will be capped at 6.00% during the Mortgage Extension Term. The amendment also added or modified various terms of the Goldman Mortgage Loan, including, among others, (i) a prohibition on distributions from the Goldman Mortgage Loan borrowers to the Company, other than to cover corporate overhead incurred by the Company, subject to a cap of $2,500 per quarter (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Mortgage Extension Term, (iii) lender consent requirement with respect to leases that require tenant improvement costs and leasing commissions in excess of $1,000, (iv) delivery by the Goldman Mortgage Loan borrowers to the lenders of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Goldman Mortgage Loan within 90 days after the first day of the Mortgage Extension Term, and (v) mandated additional monthly reporting requirements.

On March 9, 2010, certain subsidiaries of the Company amended the Senior Mezzanine Loan to extend the maturity date to March 11, 2011, or the Senior Mezzanine Extension Term. An extension fee of approximately $3,462 was paid by the Company to the lender in connection with such extension. In addition, LIBOR used in determining the interest rate of the Senior Mezzanine Loan will be capped at 2.00% during the Senior Mezzanine Extension Term. The amendment also added or modified various terms of the Senior Mezzanine Loan, including, among others, (i) a prohibition on distributions from the Senior Mezzanine Loan borrowers to the Company, other than to cover corporate overhead incurred by the Company, subject to a cap of $2,500 per quarter, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Senior Mezzanine Extension Term and agreement, upon request, to grant a security interest in that account to the lender, (iii) lender consent requirement with respect to leases that require tenant improvement costs and leasing commissions in excess of $1,000, (iv) delivery by the Senior Mezzanine Loan borrowers to the lender of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Senior Mezzanine Loan within 90 days after the first day of the Senior Mezzanine Extension Term, and (v) mandated additional monthly reporting requirements.

Also on March 9, 2010, a subsidiary of the Company amended the Junior Mezzanine Loan to extend the maturity date to March 11, 2011, or the Junior Mezzanine Extension Term. An extension fee of approximately $688 was paid by the Company to the lenders in connection with such extension. In addition, LIBOR used in determining the interest rate of the Junior Mezzanine Loan will be capped at 2.00% during the Junior Mezzanine Extension Term. The amendment also added or modified various terms of the Junior Mezzanine Loan, including, among others, (i) a prohibition on distributions from the Junior Mezzanine Loan borrower to the Company, other than to cover corporate overhead incurred by the Company, subject to a cap of $2,500 per quarter, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Junior Mezzanine Extension Term and agreement, upon request, to grant a security interest in that account to the lenders, (iii) lender consent requirement with respect to leases that require tenant improvement costs and leasing commissions in excess of $1,000, (iv) delivery by the Junior Mezzanine Loan borrower to the lenders of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Junior Mezzanine Loan within 90 days after the first day of the Junior Mezzanine Extension Term, and (v) mandated monthly reporting requirements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2009

24. Subsequent Events  – (continued)

In February and March 2010, the Company completed the foreclosures of two land parcels comprising approximately 91 acres and 228 acres, respectively, located in Mesa, Arizona and primarily intended for industrial development. The two parcels secured a first mortgage loan which, as of December 31, 2009, was classified as non-performing, had an original unpaid principal balance of $31,500, and had a carrying value net of loan loss reserves of $20,660.

The Company has hired Edge Rock Realty Advisors, LLC, an FTI Company, to assist in evaluating strategic alternatives with respect to the Goldman Mortgage, Loan and the Goldman Mezzanine Loan.

Gramercy Capital Corp.
Schedule III
Real Estate Investments
(Amounts in thousands)

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
New York*	NY	7/20/2007	$59,099		$70,100	$—	$—	70,100	$—	$70,100	$—	—
Aberdeen	WA	4/1/2008	(b)(l)		53	1,312	115	53	1,427	1,480	(68)	40
Abingdon	VA	4/1/2008	(e)(l)		112	331	—	112	331	443	(76)	40
Abingdon	VA	4/1/2008	(g)(l)		199	1,177	—	199	1,177	1,376	(51)	40
Abington	PA	4/1/2008	(g)(l)		169	630	(92)	169	538	707	(25)	40
Acworth	GA	4/1/2008	—	(l)	1,235	561	—	1,235	561	1,796	(24)	40
Addison	IL	4/1/2008	(g)(l)		469	485	(10)	459	485	944	(21)	40
Advance	NC	4/1/2008	(g)(l)		543	208	—	543	208	751	(9)	40
Aiken	SC	4/1/2008	(b)(l)		3,614	8,483	—	3,614	8,483	12,097	(316)	40
Aiken	SC	4/1/2008	—	(l)	202	1,631	—	202	1,631	1,833	(68)	40
Albany	NY	4/1/2008	(e)(l)		869	5,319	—	869	5,319	6,188	(235)	40
Albertville	AL	4/1/2008	—	(l)	107	412	—	107	412	519	(18)	40
Albuquerque	NM	4/1/2008	(b)(l)		1,618	2,425	—	1,618	2,425	4,043	(103)	40
Alexandria	VA	4/1/2008	—	(l)	3,092	4,427	33	3,092	4,460	7,552	(184)	40
Allbany	NY	4/1/2008	(e)(l)		388	5,563	—	388	5,563	5,951	(295)	40
Alpharetta	GA	4/1/2008	—	(l)	1,234	1,278	—	1,234	1,278	2,512	(55)	40
Alpharetta	GA	4/1/2008	(j)(l)		698	444	—	698	444	1,142	(20)	40
Altamont Spring	FL	4/1/2008	(k)(l)		660	681	—	660	681	1,341	(30)	40
Amherst	VA	4/1/2008	(d)(l)		249	374	—	249	374	623	(17)	40
Anderson	SC	4/1/2008	—	(l)	495	855	101	495	956	1,451	(45)	40
Annapolis	MD	4/1/2008	(b)(l)		11,542	7,006	—	11,542	7,006	18,548	(260)	40
Anniston	AL	4/1/2008	—	(l)	295	1,215	—	295	1,215	1,510	(53)	40
Apex	NC	4/1/2008	(g)(l)		156	120	—	156	120	276	(4)	40
Aransas Pass	TX	4/1/2008	(b)(l)		160	439	(21)	160	418	578	(18)	40
Arlington	TX	4/1/2008	1,614	(l)	676	1,574	—	676	1,574	2,250	(69)	40
Arlington	VA	4/1/2008	(a)(l)		805	928	76	805	1,004	1,809	(85)	40
Arnold	CA	4/1/2008	(e)(l)		1,251	2,466	—	1,251	2,466	3,717	(100)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Arroyo Grande	CA	4/1/2008	(g)(l)		849	423	—	849	423	1,272	(18)	40
Asheville	NC	4/1/2008	(g)(l)		1,295	4,081	—	1,295	4,081	5,376	(173)	40
Asheville	NC	4/1/2008	(g)(l)		538	133	—	538	133	671	(6)	40
Asheville	NC	4/1/2008	(c)(l)		977	1,130	—	977	1,130	2,107	(45)	40
Asheville	NC	4/1/2008	—	(l)	695	2,278	423	695	2,701	3,396	(142)	40
Ashtabula	OH	4/1/2008	(g)(l)		609	1,953	—	609	1,953	2,562	(86)	40
Athens	AL	4/1/2008	—	(l)	454	3,262	—	454	3,262	3,716	(128)	40
Atlanta	GA	4/1/2008	2,126	(l)	1,615	2,481	—	1,615	2,481	4,096	(107)	40
Atlanta	GA	4/1/2008	612	(l)	1,138	737	—	1,138	737	1,875	(31)	40
Atlanta	GA	4/1/2008	(h)(l)		1,031	432	—	1,031	432	1,463	(19)	40
Atlanta	GA	4/1/2008	(d)(l)		3,200	54,813	1,121	3,200	55,934	59,134	(2,351)	40
Auburn	CA	4/1/2008	(b)(l)		469	1,505	68	469	1,573	2,042	(76)	40
Auburn	ME	4/1/2008	(e)(l)		377	373	—	377	373	750	(16)	40
Auburn	NY	4/1/2008	(e)(l)		230	3,837	—	230	3,837	4,067	(180)	40
Augusta	GA	4/1/2008	1,043	(l)	1,093	747	—	1,093	747	1,840	(32)	40
Augusta	GA	4/1/2008	1,194	(l)	637	1,316	—	637	1,316	1,953	(57)	40
Aurora	MO	4/1/2008	(g)(l)		20	370	—	20	370	390	(16)	40
Austin	TX	4/1/2008	(g)(l)		260	293	103	260	396	656	(14)	40
Avon Park	FL	4/1/2008	—	(l)	78	432	(104)	78	328	406	(5)	40
Avondale	PA	4/1/2008	(g)(l)		217	276	—	217	276	493	(12)	40
Bakersfield	CA	4/1/2008	(e)(l)		601	2,216	—	601	2,216	2,817	(95)	40
Bakersfield	CA	4/1/2008	(b)(l)		954	1,758	—	954	1,758	2,712	(75)	40
Bakersfield	CA	4/1/2008	(b)(l)		946	1,243	103	946	1,346	2,292	(55)	40
Ballwin	MO	4/1/2008	(e)(l)		361	329	153	361	482	843	(14)	40
Baltimore	MD	4/1/2008	(b)(l)		703	2,076	—	703	2,076	2,779	(357)	40
Baltimore	MD	4/1/2008	(a)(l)		4,888	15,092	—	4,888	15,092	19,980	(660)	40
Baltimore	MD	4/1/2008	(a)(l)		11,150	29,967	453	11,150	30,420	41,570	(1,338)	40
Baltimore	MD	4/1/2008	(d)(l)		642	896	—	642	896	1,538	(47)	40
Banner Elk	NC	4/1/2008	(k)(l)		440	255	—	440	255	695	(11)	40
Batesville	AR	4/1/2008	—	(l)	217	825	—	217	825	1,042	(35)	40
Beachwood	OH	4/1/2008	(g)(l)		2,113	546	—	2,113	546	2,659	(24)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Beaumont	TX	4/1/2008	(e)(l)		59	594	—	59	594	653	(26)	40
Bedford	OH	4/1/2008	(g)(l)		27	1,410	—	27	1,410	1,437	(62)	40
Bedford	IN	4/1/2008	—	(l)	136	373	(184)	136	189	325	(1)	40
Beebe	AR	4/1/2008	—	(l)	29	148	—	29	148	177	(6)	40
Belle Chasse	LA	4/1/2008	—	(l)	164	518	—	164	518	682	(22)	40
Belleville	IL	4/1/2008	—	(l)	972	2,870	162	972	3,032	4,004	(262)	40
Bellingham	WA	4/1/2008	(b)(l)		147	3,344	—	147	3,344	3,491	(146)	40
Belton	MO	4/1/2008	(e)(l)		222	465	22	222	487	709	(18)	40
Bennettsville	SC	4/1/2008	(d)(l)		48	362	—	48	362	410	(13)	40
Bensalem	PA	4/1/2008	(g)(l)		476	928	—	476	928	1,404	(40)	40
Benton	AR	4/1/2008	(e)(l)		615	355	17	615	372	987	(16)	40
Berea	OH	4/1/2008	(g)(l)		581	1,815	—	581	1,815	2,396	(80)	40
Berkeley Height	NJ	4/1/2008	502	(l)	1,164	314	—	1,164	314	1,478	(14)	40
Bethel	OH	4/1/2008	—	(l)	22	746	—	22	746	768	(33)	40
Black Mountain	NC	4/1/2008	—	(l)	259	247	—	259	247	506	(11)	40
Blacksburg	VA	4/1/2008	(d)(l)		232	385	—	232	385	617	(17)	40
Bloomington	IL	4/1/2008	—	(l)	201	552	11	201	563	764	(3)	40
Blountstown	FL	4/1/2008	(e)(l)		205	843	36	205	879	1,084	(35)	40
Blowing Rock	NC	4/1/2008	(g)(l)		579	45	—	579	45	624	(2)	40
Boca Raron	FL	4/1/2008	717	(l)	1,180	423	—	1,180	423	1,603	(18)	40
Boca Raton	FL	4/1/2008	—	(l)	2,565	1,732	—	2,565	1,732	4,297	(74)	40
Bonita Springs	FL	4/1/2008	(h)(l)		959	638	—	959	638	1,597	(28)	40
Boone	NC	4/1/2008	(c)(l)		935	2,067	—	935	2,067	3,002	(82)	40
Bordentown	NJ	4/1/2008	—	(l)	149	408	—	149	408	557	(18)	40
Boyertown	PA	4/1/2008	(g)(l)		389	313	—	389	313	702	(14)	40
Boynton Beach	FL	4/1/2008	—	(l)	1,633	1,341	1	1,633	1,342	2,975	(55)	40
Bradenton	FL	4/1/2008	(e)(l)		143	129	—	143	129	272	(5)	40
Bradenton	FL	4/1/2008	(k)(l)		1,078	1,151	—	1,078	1,151	2,229	(50)	40
Bradenton	FL	4/1/2008	(h)(l)		728	650	—	728	650	1,378	(29)	40
Bradentown	FL	4/1/2008	(e)(l)		56	183	—	56	183	239	(8)	40
Brandon	FL	4/1/2008	(j)(l)		775	161	—	775	161	936	(7)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Brandon	FL	4/1/2008	(k)(l)		923	300	—	923	300	1,223	(13)	40
Breman	GA	4/1/2008	(g)(l)		211	911	—	211	911	1,122	(40)	40
Bremen	GA	4/1/2008	—	(l)	113	311	—	113	311	424	(14)	40
Bremerton	WA	4/1/2008	(b)(l)		73	664	—	73	664	737	(29)	40
Brevard	NC	4/1/2008	(g)(l)		967	656	—	967	656	1,623	(29)	40
Brevard	NC	4/1/2008	—	(l)	349	259	—	349	259	608	(11)	40
Bridgewater	NJ	4/1/2008	(e)(l)		3,483	9,880	61	3,483	9,941	13,424	(521)	40
Bristol	PA	4/1/2008	(g)(l)		72	214	121	72	335	407	(33)	40
Broken Arrow	OK	4/1/2008	(e)(l)		357	434	—	357	434	791	(21)	40
Brookneal	VA	4/1/2008	(d)(l)		92	406	—	92	406	498	(18)	40
Brooksville	FL	4/1/2008	(e)(l)		200	267	—	200	267	467	(12)	40
Brownwood	TX	4/1/2008	(b)(l)		88	242	(33)	88	209	297	(10)	40
Buford	GA	4/1/2008	—	(l)	333	915	(397)	333	518	851	(11)	40
Burbank	CA	4/1/2008	(e)(l)		1,934	3,769	—	1,934	3,769	5,703	(153)	40
Burgaw	NC	4/1/2008	(c)(l)		497	611	—	497	611	1,108	(26)	40
Burlingame	CA	4/1/2008	(e)(l)		1,226	603	77	1,226	680	1,906	(34)	40
Burlington	NC	4/1/2008	(c)(l)		489	1,444	—	489	1,444	1,933	(64)	40
Burlington	NC	4/1/2008	(d)(l)		1,931	5,162	—	1,931	5,162	7,093	(212)	40
Calabash	NC	4/1/2008	—	(l)	686	355	—	686	355	1,041	(16)	40
Callahan	FL	4/1/2008	(g)(l)		1,653	1,923	—	1,653	1,923	3,576	(84)	40
Camas	WA	4/1/2008	(e)(l)		179	205	53	179	258	437	(11)	40
Cambelltown	PA	4/1/2008	(g)(l)		65	255	—	65	255	320	(11)	40
Cameron Park	CA	4/1/2008	(j)(l)		693	1,718	—	693	1,718	2,411	(74)	40
Candler	NC	4/1/2008	(c)(l)		771	319	—	771	319	1,090	(14)	40
Canoga Park	CA	4/1/2008	(e)(l)		1,219	828	—	1,219	828	2,047	(35)	40
Canton	NC	4/1/2008	(g)(l)		254	762	—	254	762	1,016	(33)	40
Canton	OH	4/1/2008	—	(l)	40	2,383	40	40	2,423	2,463	(112)	40
Cape Coral	FL	4/1/2008	(k)(l)		802	406	—	802	406	1,208	(18)	40
Carolina Beach	NC	4/1/2008	(c)(l)		1,330	1,660	—	1,330	1,660	2,990	(68)	40
Carrollton	TX	4/1/2008	(b)(l)		705	1,353	7	705	1,360	2,065	(66)	40
Carrolton	GA	4/1/2008	—	(l)	458	1,246	—	458	1,246	1,704	(53)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Cartersville	GA	4/1/2008	(g)(l)		225	164	—	225	164	389	(7)	40
Cary	NC	4/1/2008	(g)(l)		400	224	—	400	224	624	(10)	40
Cary	NC	4/1/2008	(c)(l)		755	459	—	755	459	1,214	(19)	40
Cary	NC	4/1/2008	1,196	(l)	2,028	1,102	—	2,028	1,102	3,130	(48)	40
Cary	NC	4/1/2008	(g)(l)		754	338	—	754	338	1,092	(15)	40
Cary	NC	4/1/2008	(i)(l)		514	430	—	514	430	944	(19)	40
Casselberry	FL	4/1/2008	—	(l)	355	245	—	355	245	600	(11)	40
Catoosa	OK	4/1/2008	(e)(l)		168	1,331	35	168	1,366	1,534	(62)	40
Cayce	SC	4/1/2008	(g)(l)		641	541	—	641	541	1,182	(23)	40
Chapel Hill	NC	4/1/2008	(j)(l)		741	2,382	—	741	2,382	3,123	(103)	40
Charleston	SC	4/1/2008	(j)(l)		163	142	—	163	142	305	(6)	40
Charleston	SC	4/1/2008	(d)(l)		1,827	5,394	—	1,827	5,394	7,221	(239)	40
Charlotte	NC	4/1/2008	(e)(l)		4,651	40,166	119	4,651	40,285	44,936	(2,195)	40
Charlotte	NC	4/1/2008	(b)(l)		8,119	80,952	—	8,119	80,952	89,071	(3,804)	40
Charlotte	NC	4/1/2008	73,880	(l)	20,837	105,506	869	20,829	106,383	127,212	(4,958)	40
Charlotte	NC	4/1/2008	(g)(l)		363	721	—	363	721	1,084	(32)	40
Charlotte	NC	4/1/2008	418	(l)	818	610	—	818	610	1,428	(25)	40
Charlotte	NC	4/1/2008	(c)(l)		1,210	428	—	1,210	428	1,638	(18)	40
Charlotte	NC	4/1/2008	(c)(l)		1,136	524	—	1,136	524	1,660	(22)	40
Charlotte	NC	4/1/2008	(c)(l)		1,286	457	—	1,286	457	1,743	(19)	40
Charlotte	NC	4/1/2008	(c)(l)		1,052	836	—	1,052	836	1,888	(36)	40
Charlotte	NC	4/1/2008	(g)(l)		546	2,748	—	546	2,748	3,294	(104)	40
Charlotte	NC	4/1/2008	(c)(l)		2,993	1,367	—	2,993	1,367	4,360	(59)	40
Charlotte	NC	4/1/2008	(c)(l)		1,547	442	—	1,547	442	1,989	(19)	40
Charlotte	NC	4/1/2008	(c)(l)		1,183	312	—	1,183	312	1,495	(13)	40
Charlotte	NC	4/1/2008	(c)(l)		923	728	—	923	728	1,651	(31)	40
Charlotte	NC	4/1/2008	1,094	(l)	1,344	880	—	1,344	880	2,224	(39)	40
Charlotte	NC	4/1/2008	952	(l)	850	773	—	850	773	1,623	(34)	40
Charlotte	NC	4/1/2008	(g)(l)		894	942	—	894	942	1,836	(41)	40
Charlotte	NC	4/1/2008	(h)(l)		1,160	573	—	1,160	573	1,733	(25)	40
Cherry Hill	NJ	4/1/2008	(g)(l)		661	478	—	661	478	1,139	(21)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Cherryville	NC	4/1/2008	(c)(l)		633	595	—	633	595	1,228	(25)	40
Chester	VA	4/1/2008	(j)(l)		310	194	—	310	194	504	(8)	40
Chicago	IL	4/1/2008	(b)(l)		16,379	81,513	1,135	16,379	82,648	99,027	(3,777)	40
China Grove	NC	4/1/2008	(g)(l)		205	1,152	—	205	1,152	1,357	(51)	40
Christainsburg	VA	4/1/2008	(d)(l)		246	653	16	246	669	915	(30)	40
Cincinnati	OH	4/1/2008	(g)(l)		216	544	—	216	544	760	(24)	40
Cincinnati	OH	4/1/2008	(g)(l)		418	351	—	418	351	769	(15)	40
Clarksdale	MS	4/1/2008	—	(l)	95	1,050	(360)	95	690	785	(13)	40
Clarkson	WA	4/1/2008	(e)(l)		671	840	—	671	840	1,511	(36)	40
Clearwater	FL	4/1/2008	(b)(l)		1,634	1,371	2	1,634	1,373	3,007	(62)	40
Clearwater	FL	4/1/2008	(g)(l)		2,364	1,306	—	2,364	1,306	3,670	(57)	40
Clemmons	NC	4/1/2008	466	(l)	825	469	—	825	469	1,294	(20)	40
Clemmons	NC	4/1/2008	1,131	(l)	1,424	669	—	1,424	669	2,093	(30)	40
Clermont	FL	4/1/2008	(b)(l)		131	426	—	131	426	557	(18)	40
Cleveland	OH	4/1/2008	—	(l)	62	298	18	62	316	378	(15)	40
Cleveland	OH	4/1/2008	—	(l)	44	482	—	44	482	526	(21)	40
Cleveland	OH	4/1/2008	(g)(l)		262	330	—	262	330	592	(15)	40
Cleveland	OH	4/1/2008	(g)(l)		146	690	—	146	690	836	(31)	40
Cleveland	OH	4/1/2008	(g)(l)		151	834	—	151	834	985	(37)	40
Cleveland	OH	4/1/2008	(g)(l)		486	1,284	—	486	1,284	1,770	(56)	40
Cleveland	OH	4/1/2008	(g)(l)		66	1,043	—	66	1,043	1,109	(46)	40
Cleveland	OH	4/1/2008	(g)(l)		212	1,151	—	212	1,151	1,363	(51)	40
Cleveland	OH	4/1/2008	(g)(l)		212	1,308	—	212	1,308	1,520	(58)	40
Clintwood	VA	4/1/2008	(d)(l)		16	304	—	16	304	320	(13)	40
Clover	SC	4/1/2008	(g)(l)		209	156	—	209	156	365	(7)	40
Cocoa	FL	4/1/2008	—	(l)	267	732	(992)	7	—	7	—	40
College Park	GA	4/1/2008	(a)(l)		636	6,723	—	636	6,723	7,359	(294)	40
Collingswood	NJ	4/1/2008	(g)(l)		417	435	—	417	435	852	(19)	40
Colombia	SC	4/1/2008	(d)(l)		2,662	23,023	836	2,662	23,859	26,521	(1,040)	40
Columbia	MO	4/1/2008	(b)(l)		527	1,503	—	527	1,503	2,030	(66)	40
Columbia	SC	4/1/2008	(a)(l)		377	2,035	—	377	2,035	2,412	(89)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Columbia	SC	4/1/2008	(h)(l)		643	505	—	643	505	1,148	(22)	40
Columbus	GA	4/1/2008	—	(l)	399	1,096	—	399	1,096	1,495	(48)	40
Columbus	GA	4/1/2008	(h)(l)		476	62	—	476	62	538	(3)	40
Columbus	GA	4/1/2008	(d)(l)		4,175	5,459	—	4,175	5,459	9,634	(221)	40
Columbus	IN	4/1/2008	(g)(l)		460	758	—	460	758	1,218	(33)	40
Columbus	IN	4/1/2008	(g)(l)		260	400	—	260	400	660	(17)	40
Columbus	NC	4/1/2008	(c)(l)		352	304	—	352	304	656	(13)	40
Columbus	GA	4/1/2008	—	(l)	187	513	—	187	513	700	(22)	40
Compton	CA	4/1/2008	(b)(l)		820	529	—	820	529	1,349	(23)	40
Conneaut	OH	4/1/2008	(g)(l)		344	1,098	—	344	1,098	1,442	(48)	40
Conover	NC	4/1/2008	(g)(l)		184	925	—	184	925	1,109	(41)	40
Conway	AR	4/1/2008	—	(l)	274	839	—	274	839	1,113	(34)	40
Cookeville	TN	4/1/2008	—	(l)	464	3,144	—	464	3,144	3,608	(133)	40
Cornelia	GA	4/1/2008	—	(l)	104	1,603	—	104	1,603	1,707	(68)	40
Cornelius	NC	4/1/2008	(c)(l)		1,392	1,117	—	1,392	1,117	2,509	(48)	40
Cornelius	NC	4/1/2008	(g)(l)		1,300	1,642	—	1,300	1,642	2,942	(71)	40
Coronado	CA	4/1/2008	(b)(l)		732	1,692	—	732	1,692	2,424	(74)	40
Cottonwood	AL	4/1/2008	—	(l)	37	103	—	37	103	140	(4)	40
Crystal River	FL	4/1/2008	(e)(l)		600	569	—	600	569	1,169	(24)	40
Dade City	FL	4/1/2008	(d)(l)		225	690	—	225	690	915	(30)	40
Dade City	FL	4/1/2008	—	(l)	93	256	(49)	93	207	300	—	40
Dallas	NC	4/1/2008	(c)(l)		1,096	578	—	1,096	578	1,674	(23)	40
Dallas	TX	4/1/2008	(f)(l)		2,342	843	—	2,342	843	3,185	(35)	40
Dallas	GA	4/1/2008	—	(l)	294	603	(666)	190	41	231	(8)	40
Dalton	GA	4/1/2008	(g)(l)		444	1,470	—	444	1,470	1,914	(64)	40
Dalton	GA	4/1/2008	(d)(l)		127	1,286	247	127	1,533	1,660	(75)	40
Davie	FL	4/1/2008	(g)(l)		1,304	970	—	1,304	970	2,274	(43)	40
Daytona Beach	FL	4/1/2008	(e)(l)		422	1,246	155	422	1,401	1,823	(57)	40
Daytona Beach	FL	4/1/2008	(g)(l)		1,684	1,585	—	1,684	1,585	3,269	(70)	40
Daytona Beach	FL	4/1/2008	—	(l)	267	732	(103)	267	629	896	(4)	40
Decatur	GA	4/1/2008	(g)(l)		2,225	2,627	20	2,225	2,647	4,872	(99)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Decatur	GA	4/1/2008	—	(l)	160	439	—	160	439	599	(19)	40
Deer Park	TX	4/1/2008	(f)(l)		437	547	—	437	547	984	(23)	40
Deerfield Beach	FL	4/1/2008	(k)(l)		758	892	—	758	892	1,650	(40)	40
Deland	FL	4/1/2008	(g)(l)		1,039	3,705	282	1,039	3,987	5,026	(174)	40
Deland	FL	4/1/2008	—	(l)	196	766	—	196	766	962	(35)	40
Delray Beach	FL	4/1/2008	(g)(l)		1,080	450	—	1,080	450	1,530	(20)	40
Delray Beach	FL	4/1/2008	(d)(l)		892	1,652	49	892	1,701	2,593	(72)	40
Denison	TX	4/1/2008	(b)(l)		107	293	—	107	293	400	(13)	40
Denver	NC	4/1/2008	(c)(l)		413	385	—	413	385	798	(16)	40
Dinuba	CA	4/1/2008	(e)(l)		274	810	26	274	836	1,110	(530)	40
Dobbs Ferry	NY	4/1/2008	—	(l)	187	513	(380)	187	133	320	(8)	40
Dripping Springs	TX	4/1/2008	(g)(l)		208	2,359	—	208	2,359	2,567	(103)	40
Dumas	TX	4/1/2008	(b)(l)		73	201	(83)	73	118	191	(8)	40
Duncanville	TX	4/1/2008	(f)(l)		301	304	—	301	304	605	(13)	40
Dunedin	FL	4/1/2008	—	(l)	507	1,392	(281)	507	1,111	1,618	(7)	40
Dunn	NC	4/1/2008	—	(l)	281	1,117	(581)	281	536	817	(14)	40
Dunwoody	GA	4/1/2008	(g)(l)		760	727	—	760	727	1,487	(32)	40
Durham	NC	4/1/2008	(c)(l)		648	218	—	648	218	866	(9)	40
Durham	NC	4/1/2008	(c)(l)		649	436	—	649	436	1,085	(19)	40
East Alton	IL	4/1/2008	—	(l)	26	542	150	26	692	718	(32)	40
East Brunswick	NJ	4/1/2008	(e)(l)		941	2,162	40	941	2,202	3,143	(100)	40
East Gadsden	AL	4/1/2008	—	(l)	133	366	—	133	366	499	(16)	40
East Meadow	NY	4/1/2008	(e)(l)		1,273	5,380	(5,985)	476	192	668	(192)	40
East Point	GA	4/1/2008	(e)(l)		479	696	—	479	696	1,175	(29)	40
Easton	PA	4/1/2008	—	(l)	212	388	(257)	212	131	343	(15)	40
Eden	NC	4/1/2008	—	(l)	63	213	—	63	213	276	(9)	40
Eden	NC	4/1/2008	(c)(l)		1,230	1,148	—	1,230	1,148	2,378	(47)	40
Edison Twp.	NJ	4/1/2008	603	(l)	1,435	419	—	1,435	419	1,854	(18)	40
Edmonds	WA	4/1/2008	(e)(l)		359	546	107	359	653	1,012	(24)	40
El Dorado	AR	4/1/2008	—	(l)	95	3,168	82	95	3,250	3,345	(224)	40
El Dorado Hills	CA	4/1/2008	(k)(l)		704	1,749	—	704	1,749	2,453	(76)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
El Segundo	CA	4/1/2008	(b)(l)		1,052	677	—	1,052	677	1,729	(30)	40
Elizabethtown	NC	4/1/2008	(c)(l)		448	1,285	—	448	1,285	1,733	(52)	40
Elmhurst	IL	4/1/2008	—	(l)	929	1,026	—	929	1,026	1,955	(45)	40
Emmaus	PA	4/1/2008	682	(l)	798	987	—	798	987	1,785	(43)	40
Ennis	TX	4/1/2008	1,691	(l)	1,348	1,731	—	1,348	1,731	3,079	(75)	40
Enterprise	AL	4/1/2008	—	(l)	133	1,526	—	133	1,526	1,659	(65)	40
Escondido	CA	4/1/2008	(b)(l)		4,278	5,664	—	4,278	5,664	9,942	(226)	40
Euclid	OH	4/1/2008	(g)(l)		355	1,372	—	355	1,372	1,727	(60)	40
Euclid	OH	4/1/2008	(g)(l)		726	449	—	726	449	1,175	(20)	40
Eureka	CA	4/1/2008	(e)(l)		84	714	—	84	714	798	(32)	40
Eustis	FL	4/1/2008	(g)(l)		2,140	3,289	—	2,140	3,289	5,429	(145)	40
Fairfax	VA	4/1/2008	(e)(l)		675	1,992	32	675	2,024	2,699	(90)	40
Farmington	CT	4/1/2008	(e)(l)		3,189	9,951	—	3,189	9,951	13,140	(439)	40
Farmville	NC	4/1/2008	(c)(l)		881	1,937	—	881	1,937	2,818	(79)	40
Fayetteville	FL	4/1/2008	(g)(l)		545	3,125	—	545	3,125	3,670	(135)	40
Fayetteville	GA	4/1/2008	(g)(l)		574	427	—	574	427	1,001	(19)	40
Fayetteville	NC	4/1/2008	(c)(l)		641	261	—	641	261	902	(11)	40
Fayetteville	NC	4/1/2008	(c)(l)		712	284	—	712	284	996	(12)	40
Fayetteville	NC	4/1/2008	(c)(l)		559	345	—	559	345	904	(15)	40
Fayetteville	TN	4/1/2008	—	(l)	206	1,190	—	206	1,190	1,396	(50)	40
Feasterville	PA	4/1/2008	891	(l)	923	1,702	—	923	1,702	2,625	(75)	40
Fitzgerald	GA	4/1/2008	—	(l)	100	275	(75)	100	200	300	—	40
Florence	SC	4/1/2008	—	(l)	80	220	(50)	80	170	250	—	40
Florissant	MO	4/1/2008	(b)(l)		336	746	—	336	746	1,082	(32)	40
Folsum	CA	4/1/2008	(e)(l)		257	415	—	257	415	672	(18)	40
Forest City	NC	4/1/2008	(g)(l)		509	1,822	—	509	1,822	2,331	(80)	40
Forsyth	MO	4/1/2008	(e)(l)		93	190	—	93	190	283	(9)	40
Fort Bragg	CA	4/1/2008	(e)(l)		359	904	111	359	1,015	1,374	(52)	40
Fort Dodge	IA	4/1/2008	(g)(l)		210	822	—	210	822	1,032	(36)	40
Fort Lauderdale	FL	4/1/2008	(i)(l)		497	1,159	—	497	1,159	1,656	(51)	40
Fort Myers	FL	4/1/2008	(i)(l)		641	707	—	641	707	1,348	(31)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Fort Myers	FL	4/1/2008	(d)(l)		1,247	1,453	23	1,247	1,476	2,723	(64)	40
Fort Worth	TX	4/1/2008	(b)(l)		187	513	—	187	513	700	(22)	40
Frankfort	IN	4/1/2008	—	(l)	198	545	(256)	198	289	487	(2)	40
Fresno	CA	4/1/2008	(e)(l)		959	1,983	—	959	1,983	2,942	(83)	40
Fresno	CA	4/1/2008	(b)(l)		716	1,003	—	716	1,003	1,719	(44)	40
Fresno	CA	4/1/2008	(b)(l)		782	1,067	—	782	1,067	1,849	(46)	40
Fresno	CA	4/1/2008	(b)(l)		593	2,178	—	593	2,178	2,771	(95)	40
Frisco	TX	4/1/2008	(g)(l)		1,155	1,438	—	1,155	1,438	2,593	(63)	40
Ft Walton Beach	FL	4/1/2008	(e)(l)		872	845	67	872	912	1,784	(37)	40
Ft. Lauderdale	FL	4/1/2008	(e)(l)		313	804	104	313	908	1,221	(35)	40
Ft. Lauderdale	FL	4/1/2008	(g)(l)		3,222	1,566	—	3,222	1,566	4,788	(59)	40
Ft. Myers Beach	FL	4/1/2008	(e)(l)		323	538	15	323	553	876	(25)	40
Gardena	CA	4/1/2008	(b)(l)		1,426	1,500	—	1,426	1,500	2,926	(66)	40
Garfield Height	OH	4/1/2008	(g)(l)		132	827	—	132	827	959	(36)	40
Garner	NC	4/1/2008	(c)(l)		5,784	13,027	—	5,784	13,027	18,811	(444)	40
Garner	NC	4/1/2008	(j)(l)		307	468	—	307	468	775	(21)	40
Gastonia	NC	4/1/2008	(c)(l)		1,153	757	—	1,153	757	1,910	(31)	40
Gastonia	NC	4/1/2008	(c)(l)		594	1,807	—	594	1,807	2,401	(77)	40
Gastonia	NC	4/1/2008	(c)(l)		5,318	4,073	—	5,318	4,073	9,391	(148)	40
Geneva	OH	4/1/2008	(g)(l)		378	1,791	—	378	1,791	2,169	(79)	40
Glen Allen	VA	4/1/2008	(d)(l)		801	6,816	—	801	6,816	7,617	(291)	40
Glen Allen	VA	4/1/2008	(d)(l)		1,404	7,357	—	1,404	7,357	8,761	(316)	40
Glendale	CA	4/1/2008	(b)(l)		1,490	3,837	—	1,490	3,837	5,327	(168)	40
Goldsboro	NC	4/1/2008	(g)(l)		280	545	—	280	545	825	(24)	40
Goldsboro	NC	4/1/2008	(d)(l)		483	2,233	2	483	2,235	2,718	(97)	40
Goodlettsville	TN	4/1/2008	—	(l)	546	1,952	51	546	2,003	2,549	(93)	40
Goodwater	AL	4/1/2008	—	(l)	60	165	—	60	165	225	(7)	40
Graham	NC	4/1/2008	(g)(l)		555	655	—	555	655	1,210	(28)	40
Grants Pass	OR	4/1/2008	(g)(l)		256	1,049	—	256	1,049	1,305	(49)	40
Great Neck	NY	4/1/2008	(e)(l)		4,542	8,970	—	4,542	8,970	13,512	(321)	40
Green Cove	FL	4/1/2008	(g)(l)		1,395	2,960	—	1,395	2,960	4,355	(129)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Greensboro	NC	4/1/2008	(a)(l)		905	11,601	—	905	11,601	12,506	(507)	40
Greensboro	NC	4/1/2008	(g)(l)		532	552	—	532	552	1,084	(24)	40
Greensboro	NC	4/1/2008	(c)(l)		703	802	—	703	802	1,505	(34)	40
Greensboro	NC	4/1/2008	(c)(l)		820	423	—	820	423	1,243	(18)	40
Greensboro	NC	4/1/2008	(g)(l)		496	530	—	496	530	1,026	(23)	40
Greensboro	NC	4/1/2008	(g)(l)		442	539	—	442	539	981	(23)	40
Greensboro	NC	4/1/2008	(i)(l)		399	368	—	399	368	767	(16)	40
Greenville	NC	4/1/2008	(g)(l)		685	501	—	685	501	1,186	(22)	40
Greenville	NC	4/1/2008	(g)(l)		718	3,628	—	718	3,628	4,346	(156)	40
Greenville	NC	4/1/2008	(c)(l)		522	712	—	522	712	1,234	(31)	40
Greenville	NC	4/1/2008	(c)(l)		371	546	—	371	546	917	(24)	40
Greenwich	CT	4/1/2008	(e)(l)		2,380	7,028	—	2,380	7,028	9,408	(311)	40
Gresham	OR	4/1/2008	(e)(l)		284	353	31	284	384	668	(18)	40
Grove City	FL	4/1/2008	(j)(l)		621	269	—	621	269	890	(12)	40
Gulfport*	MS	4/1/2008	(g)(l)		169	—	—	169	—	169	—	40
Hadden Twnship	NJ	4/1/2008	(d)(l)		2,395	10,006	120	2,395	10,126	12,521	(420)	40
Haddonfield	NJ	4/1/2008	(j)(l)		129	312	—	129	312	441	(14)	40
Hallandale	FL	4/1/2008	(b)(l)		1,153	3,338	84	1,153	3,422	4,575	(180)	40
Hamilton Square	NJ	4/1/2008	(i)(l)		1,769	216	—	1,769	216	1,985	(9)	40
Hammonton	NJ	4/1/2008	(e)(l)		553	692	11	553	703	1,256	(32)	40
Hampton	VA	4/1/2008	(e)(l)		524	580	—	524	580	1,104	(24)	40
Hampton	VA	4/1/2008	(b)(l)		1,560	2,368	44	1,560	2,412	3,972	(103)	40
Hampton	VA	4/1/2008	—	(l)	133	366	(62)	133	304	437	(2)	40
Hanford	CA	4/1/2008	(e)(l)		2,888	8,524	—	2,888	8,524	11,412	(314)	40
Hanover	PA	4/1/2008	—	(l)	107	293	—	107	293	400	(13)	40
Hapeville	GA	4/1/2008	1,733	(l)	631	1,656	—	631	1,656	2,287	(72)	40
Hapeville	GA	4/1/2008	—	(l)	81	603	—	81	603	684	(26)	40
Harriman	TN	4/1/2008	—	(l)	55	981	—	55	981	1,036	(44)	40
Harrisburg	NC	4/1/2008	(g)(l)		572	514	—	572	514	1,086	(23)	40
Harrisinburg	VA	4/1/2008	(d)(l)		513	827	97	513	924	1,437	(38)	40
Harrisonburg	VA	4/1/2008	(g)(l)		598	631	—	598	631	1,229	(28)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Havelock	NC	4/1/2008	(g)(l)		99	213	—	99	213	312	(9)	40
Havelock	NC	4/1/2008	—	(l)	212	401	—	212	401	613	(18)	40
Healdsburg	CA	4/1/2008	(e)(l)		1,102	919	—	1,102	919	2,021	(39)	40
Helmet	CA	4/1/2008	(e)(l)		758	1,303	—	758	1,303	2,061	(57)	40
Henderson	NC	4/1/2008	(c)(l)		738	2,824	—	738	2,824	3,562	(98)	40
Henderson	NC	4/1/2008	(c)(l)		824	982	—	824	982	1,806	(38)	40
Hialeah	FL	4/1/2008	(b)(l)		1,005	574	—	1,005	574	1,579	(25)	40
HIckory	NC	4/1/2008	597	(l)	674	570	—	674	570	1,244	(24)	40
Hickory	NC	4/1/2008	(g)(l)		779	599	—	779	599	1,378	(26)	40
Hickory*	NC	4/1/2008	—	(l)	164	—	—	164	—	164	—	40
High Point	NC	4/1/2008	(c)(l)		689	447	—	689	447	1,136	(19)	40
High Point	NC	4/1/2008	(c)(l)		766	595	—	766	595	1,361	(26)	40
High Point	NC	4/1/2008	—	(l)	305	434	—	305	434	739	(19)	40
Highland Park	NJ	4/1/2008	420	(l)	886	407	—	886	407	1,293	(18)	40
Highland Sprngs	VA	4/1/2008	(g)(l)		136	454	—	136	454	590	(20)	40
Hightstown	NJ	4/1/2008	(g)(l)		1,083	589	—	1,083	589	1,672	(26)	40
Hillsboro	TX	4/1/2008	745	(l)	303	1,322	—	303	1,322	1,625	(57)	40
Hillsborough	NC	4/1/2008	(c)(l)		53	158	—	53	158	211	(32)	40
Hilton Head	SC	4/1/2008	(e)(l)		437	484	—	437	484	921	(22)	40
Hilton Head	SC	4/1/2008	1,889	(l)	925	1,688	—	925	1,688	2,613	(74)	40
Hilton Head	SC	4/1/2008	2,734	(l)	192	4,086	—	192	4,086	4,278	(181)	40
Hinsdale	IL	4/1/2008	(g)(l)		538	5,074	—	538	5,074	5,612	(220)	40
Holiday	FL	4/1/2008	(j)(l)		2,035	632	—	2,035	632	2,667	(28)	40
Holly Hill	FL	4/1/2008	(k)(l)		953	118	—	953	118	1,071	(5)	40
Hollywood	FL	4/1/2008	(d)(l)		334	295	—	334	295	629	(13)	40
Homestead	FL	4/1/2008	(e)(l)		2,072	1,453	—	2,072	1,453	3,525	(59)	40
Horsham	PA	4/1/2008	(e)(l)		2,505	7,629	—	2,505	7,629	10,134	(330)	40
Horton	AL	4/1/2008	—	(l)	29	89	—	29	89	118	(4)	40
Hot Springs	AR	4/1/2008	—	(l)	378	3,524	—	378	3,524	3,902	(161)	40
Houma	LA	4/1/2008	—	(l)	25	225	223	25	448	473	(17)	40
Houston	TX	4/1/2008	(e)(l)		316	228	—	316	228	544	(10)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Houston	TX	4/1/2008	(b)(l)		806	5,470	—	806	5,470	6,276	(260)	40
Houston	TX	4/1/2008	(f)(l)		1,088	3,267	(25)	1,063	3,267	4,330	(133)	40
Houston	TX	4/1/2008	(f)(l)		3,736	3,715	—	3,736	3,715	7,451	(142)	40
Houston	TX	4/1/2008	(f)(l)		720	1,054	—	720	1,054	1,774	(46)	40
Houston	TX	4/1/2008	(f)(l)		1,152	3,443	—	1,152	3,443	4,595	(137)	40
Houston	TX	4/1/2008	(f)(l)		1,074	3,172	—	1,074	3,172	4,246	(140)	40
Houston	TX	4/1/2008	(f)(l)		548	1,701	—	548	1,701	2,249	(73)	40
Houston	TX	4/1/2008	(f)(l)		589	1,738	—	589	1,738	2,327	(77)	40
Houston	TX	4/1/2008	(f)(l)		707	1,639	—	707	1,639	2,346	(65)	40
Houston	TX	4/1/2008	(f)(l)		243	177	—	243	177	420	(8)	40
Houston	TX	4/1/2008	—	(l)	293	806	—	293	806	1,099	(35)	40
Houston	TX	4/1/2008	—	(l)	400	1,099	(1,399)	100	—	100	—	40
Hudson	FL	4/1/2008	(h)(l)		954	415	—	954	415	1,369	(18)	40
Humble	TX	4/1/2008	(f)(l)		1,402	1,413	—	1,402	1,413	2,815	(60)	40
Huntersville	NC	4/1/2008	(g)(l)		1,113	1,061	—	1,113	1,061	2,174	(46)	40
Huntsville	AL	4/1/2008	—	(l)	767	1,407	—	767	1,407	2,174	(58)	40
Independence	KS	4/1/2008	(b)(l)		42	491	—	42	491	533	(22)	40
Independence	MO	4/1/2008	(e)(l)		647	1,044	—	647	1,044	1,691	(45)	40
Independence	MO	4/1/2008	(b)(l)		112	968	123	112	1,091	1,203	(54)	40
Indianola	IA	4/1/2008	—	(l)	89	586	—	89	586	675	(26)	40
Inglewood	CA	4/1/2008	(b)(l)		1,290	1,683	—	1,290	1,683	2,973	(74)	40
Inverness	FL	4/1/2008	—	(l)	559	1,501	(840)	559	661	1,220	(19)	40
Irmo	SC	4/1/2008	(i)(l)		575	607	—	575	607	1,182	(27)	40
Irvington	NJ	4/1/2008	(g)(l)		689	764	—	689	764	1,453	(33)	40
Jacksonville	FL	4/1/2008	(b)(l)		2,260	33,097	2	2,260	33,099	35,359	(1,450)	40
Jacksonville	FL	4/1/2008	(b)(l)		1,195	14,942	(17)	1,195	14,925	16,120	(653)	40
Jacksonville	FL	4/1/2008	(b)(l)		1,132	14,074	—	1,132	14,074	15,206	(617)	40
Jacksonville	FL	4/1/2008	(b)(l)		1,523	21,656	242	1,523	21,898	23,421	(975)	40
Jacksonville	FL	4/1/2008	(b)(l)		1,093	14,509	—	1,093	14,509	15,602	(636)	40
Jacksonville	FL	4/1/2008	(b)(l)		2,298	36,643	—	2,298	36,643	38,941	(1,606)	40
Jacksonville	FL	4/1/2008	(b)(l)		1,069	13,368	20	1,069	13,388	14,457	(585)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Jacksonville	FL	4/1/2008	(b)(l)		473	2,431	—	473	2,431	2,904	(107)	40
Jacksonville	FL	4/1/2008	(b)(l)		4	681	—	4	681	685	(30)	40
Jacksonville	FL	4/1/2008	(b)(l)		829	2,145	—	829	2,145	2,974	(94)	40
Jacksonville	FL	4/1/2008	(b)(l)		283	656	—	283	656	939	(29)	40
Jacksonville	FL	4/1/2008	(g)(l)		2,562	11,801	—	2,562	11,801	14,363	(513)	40
Jacksonville	FL	4/1/2008	2,379	(l)	2,366	5,636	—	2,366	5,636	8,002	(234)	40
Jacksonville	FL	4/1/2008	(g)(l)		1,367	692	—	1,367	692	2,059	(30)	40
Jacksonville	FL	4/1/2008	568	(l)	585	714	—	585	714	1,299	(30)	40
Jacksonville	FL	4/1/2008	(g)(l)		1,437	2,988	—	1,437	2,988	4,425	(129)	40
Jacksonville	FL	4/1/2008	1,765	(l)	2,164	4,181	—	2,164	4,181	6,345	(172)	40
Jacksonville	FL	4/1/2008	(i)(l)		746	317	—	746	317	1,063	(14)	40
Jacksonville	FL	4/1/2008	—	(l)	160	439	—	160	439	599	(19)	40
Jacksonville	FL	4/1/2008	—	(l)	267	732	(601)	267	131	398	(8)	40
Jamaica	NY	4/1/2008	(e)(l)		4,550	3,846	—	4,550	3,846	8,396	(144)	40
Jefferson	GA	4/1/2008	—	(l)	154	641	—	154	641	795	(27)	40
Jefferson	NC	4/1/2008	(g)(l)		215	780	—	215	780	995	(34)	40
Jefferson	OH	4/1/2008	(g)(l)		483	1,634	—	483	1,634	2,117	(72)	40
Jenkintown	PA	4/1/2008	14,104	(l)	5,075	14,209	43	5,075	14,252	19,327	(623)	40
Kalamazoo	MI	4/1/2008	(g)(l)		414	2,824	5	414	2,829	3,243	(129)	40
Kannapolis	NC	4/1/2008	(g)(l)		642	479	—	642	479	1,121	(21)	40
Kansas City	MO	4/1/2008	—	(l)	3,965	29,379	38	3,965	29,417	33,382	(1,463)	40
Kansas City	MO	4/1/2008	(e)(l)		952	920	108	952	1,028	1,980	(47)	40
Kansas City	KS	4/1/2008	—	(l)	40	110	(150)	—	—	—	—	40
Kenansville	NC	4/1/2008	(c)(l)		467	523	—	467	523	990	(22)	40
Kendall Park	NJ	4/1/2008	(g)(l)		860	378	—	860	378	1,238	(16)	40
Kenilworth	NJ	4/1/2008	412	(l)	1,084	686	—	1,084	686	1,770	(30)	40
Kennett Square	PA	4/1/2008	(g)(l)		875	2,064	—	875	2,064	2,939	(89)	40
Kennewick	WA	4/1/2008	(e)(l)		485	435	54	485	489	974	(19)	40
Kent	OH	4/1/2008	(g)(l)		137	100	—	137	100	237	(4)	40
Kilgore	TX	4/1/2008	—	(l)	216	420	—	216	420	636	(18)	40
King	NC	4/1/2008	498	(l)	751	833	—	751	833	1,584	(35)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Kinston	NC	4/1/2008	—	(l)	197	152	—	197	152	349	(7)	40
Kinston	NC	4/1/2008	(c)(l)		1,400	2,696	—	1,400	2,696	4,096	(108)	40
Knightdale	NC	4/1/2008	(g)(l)		280	156	—	280	156	436	(7)	40
Lake Hiawatha	NJ	4/1/2008	(g)(l)		548	366	—	548	366	914	(16)	40
Lake Mary	FL	4/1/2008	(g)(l)		1,023	1,334	—	1,023	1,334	2,357	(58)	40
Lakeland	FL	4/1/2008	475	(l)	648	407	—	648	407	1,055	(17)	40
Lakeland	FL	4/1/2008	(d)(l)		573	1,659	1	573	1,660	2,233	(72)	40
Lakeport	CA	4/1/2008	(i)(l)		818	3,715	—	818	3,715	4,533	(158)	40
Lakewood	NJ	4/1/2008	(e)(l)		1,133	943	—	1,133	943	2,076	(40)	40
Lancaster	PA	4/1/2008	(d)(l)		1,278	7,408	101	1,278	7,509	8,787	(319)	40
Landing	NJ	4/1/2008	(g)(l)		959	603	—	959	603	1,562	(26)	40
Lansing	MI	4/1/2008	(g)(l)		38	741	—	38	741	779	(32)	40
Lantana	FL	4/1/2008	960	(l)	1,600	892	—	1,600	892	2,492	(38)	40
LaPorte	IN	4/1/2008	—	(l)	101	401	5	101	406	507	(19)	40
Largo	FL	4/1/2008	(g)(l)		631	243	—	631	243	874	(11)	40
Largo	FL	4/1/2008	(i)(l)		1,079	974	—	1,079	974	2,053	(42)	40
Las Cruces	NM	4/1/2008	(e)(l)		134	557	—	134	557	691	(24)	40
Las Vegas	NV	4/1/2008	(e)(l)		6,660	6,475	—	6,660	6,475	13,135	(300)	40
Lawrenceville	GA	4/1/2008	(g)(l)		1,109	861	—	1,109	861	1,970	(38)	40
Lawrenceville	NJ	4/1/2008	(g)(l)		1,623	743	—	1,623	743	2,366	(32)	40
Lebanon	PA	4/1/2008	(g)(l)		362	1,471	45	362	1,516	1,878	(63)	40
Lebanon	TN	4/1/2008	(e)(l)		66	180	94	66	274	340	(8)	40
Leesburg	VA	4/1/2008	(g)(l)		3,221	1,191	—	3,221	1,191	4,412	(52)	40
Lemnoir	NC	4/1/2008	—	(l)	288	298	—	288	298	586	(13)	40
Lemoore	CA	4/1/2008	(e)(l)		907	1,132	32	907	1,164	2,071	(50)	40
Levittown	NY	4/1/2008	(e)(l)		321	949	—	321	949	1,270	(157)	40
Lexington	MO	4/1/2008	(b)(l)		5	160	—	5	160	165	(7)	40
Lexington	NC	4/1/2008	(g)(l)		477	3,800	—	477	3,800	4,277	(167)	40
Lexington	TN	4/1/2008	—	(l)	155	933	—	155	933	1,088	(39)	40
LighthousePoint	FL	4/1/2008	(b)(l)		710	1,382	21	710	1,403	2,113	(64)	40
Lilburn	GA	4/1/2008	(k)(l)		777	418	—	777	418	1,195	(18)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Lincoln	IL	4/1/2008	—	(l)	66	530	—	66	530	596	(22)	40
Lincolnton	NC	4/1/2008	(c)(l)		415	422	—	415	422	837	(18)	40
Lincolnton	NC	4/1/2008	(g)(l)		58	1,656	—	58	1,656	1,714	(71)	40
Linden	NJ	4/1/2008	(e)(l)		629	1,857	—	629	1,857	2,486	(82)	40
Linden	NJ	4/1/2008	(g)(l)		1,397	1,066	—	1,397	1,066	2,463	(47)	40
Linden	NJ	4/1/2008	(g)(l)		1,580	1,531	—	1,580	1,531	3,111	(66)	40
Linwood	PA	4/1/2008	—	(l)	98	187	(41)	98	146	244	(8)	40
Live Oak	FL	4/1/2008	(e)(l)		181	620	49	181	669	850	(29)	40
Livermore	CA	4/1/2008	(e)(l)		1,194	1,579	134	1,194	1,713	2,907	(69)	40
London	KY	4/1/2008	—	(l)	439	1,375	—	439	1,375	1,814	(60)	40
Long Beach	CA	4/1/2008	(b)(l)		957	697	21	957	718	1,675	(32)	40
Long Beach	CA	4/1/2008	(b)(l)		1,232	2,990	—	1,232	2,990	4,222	(131)	40
Long Beach	CA	4/1/2008	(b)(l)		1,983	1,631	—	1,983	1,631	3,614	(68)	40
Longview	TX	4/1/2008	—	(l)	—	1,254	—	—	1,254	1,254	(54)	40
Los Angeles	CA	4/1/2008	(e)(l)		2,369	12,153	—	2,369	12,153	14,522	(462)	40
Los Angeles	CA	4/1/2008	(e)(l)		1,973	3,453	—	1,973	3,453	5,426	(141)	40
Los Angeles	CA	4/1/2008	(b)(l)		871	913	—	871	913	1,784	(40)	40
Los Angeles	CA	4/1/2008	(b)(l)		510	777	—	510	777	1,287	(34)	40
Lufkin	TX	4/1/2008	—	(l)	241	1,158	(665)	241	493	734	(3)	40
Lutcher	LA	4/1/2008	—	(l)	45	239	—	45	239	284	(10)	40
Lutz	FL	4/1/2008	(h)(l)		1,175	678	—	1,175	678	1,853	(30)	40
Lynden	WA	4/1/2008	(e)(l)		28	61	—	28	61	89	(3)	40
Lynwood	CA	4/1/2008	(b)(l)		619	924	49	619	973	1,592	(45)	40
Mabletown	GA	4/1/2008	(g)(l)		936	3,032	—	936	3,032	3,968	(132)	40
Macon	GA	4/1/2008	1,396	(l)	392	2,330	—	392	2,330	2,722	(101)	40
Madison Heights	VA	4/1/2008	—	(l)	191	200	—	191	200	391	(9)	40
Malden	MA	4/1/2008	(e)(l)		9,165	25,032	—	9,165	25,032	34,197	(1,076)	40
Manakin-Sabot	VA	4/1/2008	(k)(l)		619	94	—	619	94	713	(4)	40
Manasquan	NJ	4/1/2008	—	(l)	851	649	—	851	649	1,500	(28)	40
Maplewood	NJ	4/1/2008	(e)(l)		212	1,018	—	212	1,018	1,230	(42)	40
Marco Island	FL	4/1/2008	(h)(l)		1,222	316	—	1,222	316	1,538	(14)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Marianna	FL	4/1/2008	—	(l)	104	571	—	104	571	675	(24)	40
Marietta	GA	4/1/2008	(g)(l)		756	451	—	756	451	1,207	(20)	40
Marietta	GA	4/1/2008	(g)(l)		1,162	722	—	1,162	722	1,884	(32)	40
Marietta	GA	4/1/2008	(i)(l)		688	329	—	688	329	1,017	(15)	40
Marion	NC	4/1/2008	764	(l)	944	797	—	944	797	1,741	(34)	40
Marion	NC	4/1/2008	(c)(l)		748	1,504	—	748	1,504	2,252	(65)	40
Martinez	GA	4/1/2008	(g)(l)		1,177	1,388	—	1,177	1,388	2,565	(61)	40
Mason	OH	4/1/2008	(g)(l)		338	230	—	338	230	568	(10)	40
Media	PA	4/1/2008	(d)(l)		309	913	79	309	992	1,301	(103)	40
Medina	OH	4/1/2008	(g)(l)		254	977	—	254	977	1,231	(43)	40
Melbourne	FL	4/1/2008	(g)(l)		638	432	—	638	432	1,070	(19)	40
Mentor	OH	4/1/2008	(g)(l)		522	643	—	522	643	1,165	(28)	40
Mentor	OH	4/1/2008	(g)(l)		1,401	441	—	1,401	441	1,842	(19)	40
Merced	CA	4/1/2008	(g)(l)		835	2,129	—	835	2,129	2,964	(93)	40
Merrick	NY	4/1/2008	(e)(l)		113	1,110	48	113	1,158	1,271	(56)	40
Mesa	AZ	4/1/2008	(b)(l)		1,060	1,865	164	1,060	2,029	3,089	(90)	40
Mexico	MO	4/1/2008	(b)(l)		87	238	—	87	238	325	(10)	40
Miami	FL	4/1/2008	(e)(l)		50	1,000	—	50	1,000	1,050	(44)	40
Miami	FL	4/1/2008	(e)(l)		1,161	975	—	1,161	975	2,136	(43)	40
Miami Lakes	FL	4/1/2008	(b)(l)		7,624	13,408	—	7,624	13,408	21,032	(577)	40
Midland	NC	4/1/2008	(g)(l)		306	348	—	306	348	654	(15)	40
Midlothian	VA	4/1/2008	(g)(l)		979	867	—	979	867	1,846	(38)	40
Midlothian	VA	4/1/2008	—	(l)	160	439	—	160	439	599	(19)	40
Milford	OH	4/1/2008	(g)(l)		279	1,083	—	279	1,083	1,362	(46)	40
Millburn	NJ	4/1/2008	838	(l)	1,294	1,136	—	1,294	1,136	2,430	(50)	40
Mission	TX	4/1/2008	(b)(l)		419	1,395	—	419	1,395	1,814	(60)	40
Mission Hills	CA	4/1/2008	(b)(l)		1,590	1,216	—	1,590	1,216	2,806	(52)	40
Monroe	NC	4/1/2008	(c)(l)		1,076	1,047	—	1,076	1,047	2,123	(44)	40
Monticello	IA	4/1/2008	—	(l)	64	337	—	64	337	401	(15)	40
Montrose	CA	4/1/2008	(e)(l)		1,329	1,075	—	1,329	1,075	2,404	(45)	40
Mooresville	NC	4/1/2008	(c)(l)		701	1,717	—	701	1,717	2,418	(70)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Moosic	PA	4/1/2008	(g)(l)		320	244	—	320	244	564	(11)	40
Morehead City	NC	4/1/2008	(g)(l)		257	458	—	257	458	715	(20)	40
Morganton	NC	4/1/2008	1,684	(l)	922	3,002	—	922	3,002	3,924	(132)	40
Morristown	NJ	4/1/2008	(d)(l)		1,401	4,139	—	1,401	4,139	5,540	(227)	40
Moultrie	GA	4/1/2008	(b)(l)		133	366	—	133	366	499	(16)	40
Mount Carmel	PA	4/1/2008	—	(l)	40	110	(101)	40	9	49	—	40
Mount Olive	NC	4/1/2008	(c)(l)		604	546	—	604	546	1,150	(23)	40
Mount Olive	MS	4/1/2008	—	(l)	56	327	—	56	327	383	(14)	40
Mountain Home	AR	4/1/2008	(e)(l)		220	489	—	220	489	709	(24)	40
Mt. Pleasant	TX	4/1/2008	(b)(l)		107	293	—	107	293	400	(13)	40
Munford	TN	4/1/2008	—	(l)	155	596	—	155	596	751	(25)	40
Murfreesboro	TN	4/1/2008	(b)(l)		229	1,334	42	229	1,376	1,605	(61)	40
Muskogee	OK	4/1/2008	(b)(l)		159	1,878	—	159	1,878	2,037	(82)	40
N. Little Rock	AR	4/1/2008	(j)(l)		331	469	—	331	469	800	(20)	40
Nacogdoches	TX	4/1/2008	—	(l)	295	900	—	295	900	1,195	(38)	40
Naples	FL	4/1/2008	—	(l)	44	21	—	44	21	65	—	40
Nashua	NH	4/1/2008	(e)(l)		467	1,070	6	467	1,076	1,543	(49)	40
Nashville	TN	4/1/2008	(g)(l)		180	406	—	180	406	586	(18)	40
Nashville	IL	4/1/2008	—	(l)	23	304	(75)	23	229	252	(4)	40
Nassau Bay	FL	4/1/2008	2,135	(l)	2,258	3,668	138	2,258	3,806	6,064	(165)	40
Nederland	TX	4/1/2008	(e)(l)		247	293	105	247	398	645	(15)	40
New Bern	NC	4/1/2008	(g)(l)		357	1,111	—	357	1,111	1,468	(48)	40
New Bern	NC	4/1/2008	(c)(l)		575	295	—	575	295	870	(13)	40
New Port Richey	FL	4/1/2008	(e)(l)		384	439	40	384	479	863	(34)	40
New Port Richey	FL	4/1/2008	469	(l)	714	260	—	714	260	974	(10)	40
New Port Richey	FL	4/1/2008	—	(l)	376	224	—	376	224	600	(10)	40
New Port Richey	FL	4/1/2008	—	(l)	227	623	(359)	227	264	491	(13)	40
New Smyrna Bch	FL	4/1/2008	—	(l)	755	665	—	755	665	1,420	(28)	40
New Smyrna Beac	FL	4/1/2008	(i)(l)		759	398	—	759	398	1,157	(17)	40
Newark	DE	4/1/2008	(e)(l)		1,355	10,502	—	1,355	10,502	11,857	(458)	40
Newnan	NC	4/1/2008	(g)(l)		413	5,471	—	413	5,471	5,884	(239)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Newport Beach	CA	4/1/2008	(b)(l)		1,398	1,646	—	1,398	1,646	3,044	(72)	40
Newport News	VA	4/1/2008	—	(l)	80	220	(22)	80	198	278	(3)	40
Newton	NC	4/1/2008	(g)(l)		235	1,455	—	235	1,455	1,690	(64)	40
Newton	AL	4/1/2008	—	(l)	27	73	—	27	73	100	(3)	40
Norcorss	GA	4/1/2008	—	(l)	267	732	(27)	267	705	972	(5)	40
Norcross	GA	4/1/2008	(g)(l)		1,037	1,827	—	1,037	1,827	2,864	(80)	40
Norcross	GA	4/1/2008	(g)(l)		1,317	2,083	—	1,317	2,083	3,400	(91)	40
Norcross	GA	4/1/2008	(g)(l)		620	876	—	620	876	1,496	(38)	40
Norcross	GA	4/1/2008	—	(l)	460	1,227	—	460	1,227	1,687	(52)	40
Norfolk	VA	4/1/2008	(a)(l)		3,152	15,857	943	3,152	16,800	19,952	(751)	40
Norfolk	VA	4/1/2008	(a)(l)		1,309	8,040	—	1,309	8,040	9,349	(364)	40
Norfolk*	VA	4/1/2008	(a)(l)		473	—	—	473	—	473	—	40
Norristown	PA	4/1/2008	—	(l)	253	1,050	99	253	1,149	1,402	(88)	40
North Brunswick	NJ	4/1/2008	—	(l)	326	1,805	418	326	2,223	2,549	(99)	40
North Brunswick	NJ	4/1/2008	—	(l)	3,576	20,135	154	3,576	20,289	23,865	(869)	40
North Hollywood	CA	4/1/2008	(b)(l)		1,554	1,870	—	1,554	1,870	3,424	(82)	40
North Kansas City	MO	4/1/2008	(b)(l)		623	1,966	127	623	2,093	2,716	(98)	40
North Kingstown	RI	4/1/2008	(e)(l)		255	1,568	—	255	1,568	1,823	(67)	40
North Plainfiel	NJ	4/1/2008	(g)(l)		93	256	(109)	93	147	240	(3)	40
North Port	FL	4/1/2008	(g)(l)		2,348	1,387	—	2,348	1,387	3,735	(61)	40
North Wilkesboro	NC	4/1/2008	(g)(l)		1,806	5,471	—	1,806	5,471	7,277	(236)	40
North Wilkesboro	NC	4/1/2008	—	(l)	423	326	—	423	326	749	(14)	40
Norton	VA	4/1/2008	—	(l)	40	110	(151)	(1)	—	(1)	—	40
Ocala	FL	4/1/2008	(b)(l)		205	1,490	813	205	2,303	2,508	(65)	40
Ocala	FL	4/1/2008	(j)(l)		634	452	—	634	452	1,086	(20)	40
Ocean City	NJ	4/1/2008	—	(l)	776	334	45	776	379	1,155	(17)	40
Ontario	CA	4/1/2008	(e)(l)		285	1,413	16	285	1,429	1,714	(62)	40
Ontario	CA	4/1/2008	(b)(l)		3,002	7,589	—	3,002	7,589	10,591	(320)	40
Orange	VA	4/1/2008	(e)(l)		216	3,210	—	216	3,210	3,426	(118)	40
Orange City	FL	4/1/2008	(h)(l)		1,102	473	—	1,102	473	1,575	(21)	40
Orangevale	CA	4/1/2008	(e)(l)		532	439	30	532	469	1,001	(20)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Orlando	FL	4/1/2008	(g)(l)		1,882	706	—	1,882	706	2,588	(31)	40
Orlando	FL	4/1/2008	—	(l)	243	667	—	243	667	910	(29)	40
Ormond Beach	FL	4/1/2008	(g)(l)		521	835	—	521	835	1,356	(40)	40
Oroville	CA	4/1/2008	(e)(l)		293	415	—	293	415	708	(18)	40
Overland Park	KS	4/1/2008	(b)(l)		331	1,667	105	331	1,772	2,103	(75)	40
Oviedo	FL	4/1/2008	(g)(l)		764	435	(884)	310	5	315	(5)	40
Palatka	FL	4/1/2008	2,793	(l)	1,233	3,646	—	1,233	3,646	4,879	(158)	40
Palm Coast	FL	4/1/2008	(h)(l)		858	765	—	858	765	1,623	(34)	40
Palmdale	CA	4/1/2008	(b)(l)		936	732	—	936	732	1,668	(32)	40
Paris	TN	4/1/2008	—	(l)	510	1,060	—	510	1,060	1,570	(44)	40
Paris	TX	4/1/2008	1,055	(l)	1,306	815	—	1,306	815	2,121	(36)	40
Paso Robles	CA	4/1/2008	(g)(l)		1,533	1,271	—	1,533	1,271	2,804	(55)	40
Paso Robles	CA	4/1/2008	(g)(l)		1,549	4,042	—	1,549	4,042	5,591	(175)	40
Peachtree City	GA	4/1/2008	(e)(l)		740	2,611	13	740	2,624	3,364	(113)	40
Pembroke Pines	FL	4/1/2008	1,355	(l)	1,433	1,132	—	1,433	1,132	2,565	(49)	40
Pembroke Pines	FL	4/1/2008	—	(l)	3,330	1,461	67	3,330	1,528	4,858	(70)	40
Pennington	NJ	4/1/2008	(g)(l)		810	623	—	810	623	1,433	(27)	40
Pennsauken	NJ	4/1/2008	(e)(l)		4,037	6,133	118	4,037	6,251	10,288	(236)	40
Pensacola	FL	4/1/2008	(g)(l)		13	32	—	13	32	45	(1)	40
Pensacola	FL	4/1/2008	(b)(l)		159	1,394	—	159	1,394	1,553	(61)	40
Pensacola	FL	4/1/2008	(k)(l)		467	606	—	467	606	1,073	(26)	40
Pensacola	FL	4/1/2008	(d)(l)		702	2,417	1	702	2,418	3,120	(110)	40
Peoria	IL	4/1/2008	(g)(l)		171	4,645	127	171	4,772	4,943	(229)	40
Pepper Pike	OH	4/1/2008	(g)(l)		1,018	796	—	1,018	796	1,814	(35)	40
Petersburg	VA	4/1/2008	—	(l)	17	114	1	17	115	132	(5)	40
Philadelphia	PA	4/1/2008	(e)(l)		373	1,101	12	373	1,113	1,486	(49)	40
Philadelphia	PA	4/1/2008	(g)(l)		792	648	—	792	648	1,440	(29)	40
Philadelphia	PA	4/1/2008	39,944	(l)	9,325	32,013	524	9,325	32,537	41,862	(1,391)	40
Philadelphia	PA	4/1/2008	(g)(l)		277	818	44	277	862	1,139	(42)	40
Philadelphia	PA	4/1/2008	(d)(l)		13,305	47,583	75	13,305	47,658	60,963	(2,022)	40
Phoenix	AZ	4/1/2008	(b)(l)		159	212	—	159	212	371	(9)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Phoenix	AZ	4/1/2008	(b)(l)		—	9,263	—	—	9,263	9,263	(407)	40
Phoenix	AZ	4/1/2008	(b)(l)		—	28,605	—	—	28,605	28,605	(1,257)	40
Phoenix	AZ	4/1/2008	(b)(l)		—	9,809	—	—	9,809	9,809	(431)	40
Phoenix	AZ	4/1/2008	(b)(l)		—	9,208	—	—	9,208	9,208	(405)	40
Phoenix	AZ	4/1/2008	(b)(l)		—	23,504	—	—	23,504	23,504	(1,036)	40
Phoenixville	PA	4/1/2008	(g)(l)		200	549	(67)	200	482	682	(21)	40
Pine Bluff	AR	4/1/2008	(g)(l)		22	90	—	22	90	112	(4)	40
Pinehurst	NC	4/1/2008	(c)(l)		638	797	—	638	797	1,435	(34)	40
Pinellas Park	FL	4/1/2008	(g)(l)		1,060	325	—	1,060	325	1,385	(14)	40
Placerville	CA	4/1/2008	(h)(l)		246	1,096	—	246	1,096	1,342	(47)	40
Plantation	FL	4/1/2008	(e)(l)		4,397	4,994	19	4,397	5,013	9,410	(192)	40
Plantation	FL	4/1/2008	(e)(l)		319	410	—	319	410	729	(18)	40
Plantation	FL	4/1/2008	(g)(l)		1,964	880	—	1,964	880	2,844	(38)	40
Plantation	FL	4/1/2008	(k)(l)		884	653	—	884	653	1,537	(29)	40
Pleasant Garden	NC	4/1/2008	(c)(l)		733	568	—	733	568	1,301	(23)	40
Pleasanton	CA	4/1/2008	(e)(l)		1,905	1,202	—	1,905	1,202	3,107	(53)	40
Plymouth	NC	4/1/2008	(g)(l)		104	963	—	104	963	1,067	(42)	40
Point Pleasant	NJ	4/1/2008	(g)(l)		938	581	—	938	581	1,519	(25)	40
Pomona	CA	4/1/2008	(b)(l)		1,893	2,317	—	1,893	2,317	4,210	(101)	40
Port Charlotte	FL	4/1/2008	(e)(l)		109	224	—	109	224	333	(10)	40
Port Charlotte	FL	4/1/2008	(b)(l)		511	701	10	511	711	1,222	(33)	40
Port Charlotte	FL	4/1/2008	(h)(l)		703	155	—	703	155	858	(7)	40
Port St. Lucie	FL	4/1/2008	(g)(l)		877	4,583	—	877	4,583	5,460	(199)	40
Port Townsend	WA	4/1/2008	(e)(l)		49	258	—	49	258	307	(11)	40
Porterville	CA	4/1/2008	(e)(l)		419	810	—	419	810	1,229	(35)	40
Portland	OR	4/1/2008	(e)(l)		25	35	—	25	35	60	(2)	40
Portsmouth	NH	4/1/2008	(e)(l)		3,921	4,062	—	3,921	4,062	7,983	(157)	40
Pottstown	PA	4/1/2008	(g)(l)		466	1,241	—	466	1,241	1,707	(51)	40
Providence	RI	4/1/2008	(e)(l)		2,655	12,527	49	2,655	12,576	15,231	(560)	40
Providence	RI	4/1/2008	43,500	(l)	—	41,413	350	—	41,763	41,763	(1,779)	40
Quincy	WA	4/1/2008	(e)(l)		192	444	—	192	444	636	(21)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Raleigh	NC	4/1/2008	(c)(l)		1,052	674	—	1,052	674	1,726	(29)	40
Raleigh	NC	4/1/2008	(c)(l)		686	518	—	686	518	1,204	(22)	40
Raleigh	NC	4/1/2008	(c)(l)		681	473	—	681	473	1,154	(20)	40
Raleigh	NC	4/1/2008	(c)(l)		1,066	1,520	—	1,066	1,520	2,586	(64)	40
Raleigh	NC	4/1/2008	1,262	(l)	1,161	986	—	1,161	986	2,147	(44)	40
Raleigh	NC	4/1/2008	(k)(l)		598	536	—	598	536	1,134	(24)	40
Raleigh	NC	4/1/2008	(d)(l)		9,431	49,130	—	9,431	49,130	58,561	(2,087)	40
Red Bank	NJ	4/1/2008	(d)(l)		679	2,005	—	679	2,005	2,684	(139)	40
Red Bluff	CA	4/1/2008	(b)(l)		509	980	—	509	980	1,489	(46)	40
Redding	CA	4/1/2008	(e)(l)		480	652	119	480	771	1,251	(29)	40
Redding	CA	4/1/2008	(b)(l)		800	1,748	—	800	1,748	2,548	(77)	40
Redmond	OR	4/1/2008	(e)(l)		121	244	—	121	244	365	(12)	40
Reedley	CA	4/1/2008	(e)(l)		1,945	3,552	66	1,945	3,618	5,563	(164)	40
Reidsville	NC	4/1/2008	(c)(l)		1,020	751	—	1,020	751	1,771	(30)	40
Reno	NV	4/1/2008	1,437	(l)	848	1,235	—	848	1,235	2,083	(52)	40
Reseda	CA	4/1/2008	(e)(l)		1,545	2,461	—	1,545	2,461	4,006	(103)	40
Richland	MO	4/1/2008	(b)(l)		282	709	—	282	709	991	(34)	40
Richland	WA	4/1/2008	(b)(l)		944	1,939	35	944	1,974	2,918	(84)	40
Richland	PA	4/1/2008	—	(l)	30	170	—	30	170	200	(7)	40
Richlands	NC	4/1/2008	—	(l)	317	334	—	317	334	651	(15)	40
Richmond	VA	4/1/2008	(e)(l)		3,395	9,560	—	3,395	9,560	12,955	(347)	40
Richmond	VA	4/1/2008	(a)(l)		2,877	15,085	623	2,877	15,708	18,585	(750)	40
Richmond	VA	4/1/2008	(a)(l)		3,035	26,011	—	3,035	26,011	29,046	(1,136)	40
Richmond	VA	4/1/2008	(g)(l)		533	594	—	533	594	1,127	(26)	40
Richmond	VA	4/1/2008	(g)(l)		886	311	—	886	311	1,197	(14)	40
Richmond	VA	4/1/2008	(j)(l)		784	263	—	784	263	1,047	(11)	40
Richmond*	VA	4/1/2008	(a)(l)		430	—	—	430	—	430	—	40
Ridgecrest	CA	4/1/2008	(e)(l)		2,356	5,003	39	2,356	5,042	7,398	(196)	40
Ridgewood	NJ	4/1/2008	—	(l)	347	952	(623)	347	329	676	(14)	40
Riverdale	GA	4/1/2008	—	(l)	176	293	—	176	293	469	(13)	40
Riverside	CA	4/1/2008	(b)(l)		2,758	6,449	36	2,758	6,485	9,243	(273)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Roanoke	VA	4/1/2008	(d)(l)		4,554	64,916	288	4,554	65,204	69,758	(2,744)	40
Robinson	IL	4/1/2008	—	(l)	204	626	—	204	626	830	(25)	40
Rochester	NY	4/1/2008	—	(l)	41	853	—	41	853	894	(42)	40
Rock Creek	OH	4/1/2008	(g)(l)		24	174	—	24	174	198	(8)	40
Rock Hill	SC	4/1/2008	(e)(l)		3,400	8,136	35	3,400	8,171	11,571	(298)	40
Rock Hill	SC	4/1/2008	(g)(l)		854	828	—	854	828	1,682	(36)	40
Rockingham	NC	4/1/2008	(g)(l)		66	935	—	66	935	1,001	(41)	40
Rockledge	FL	4/1/2008	569	(l)	894	501	—	894	501	1,395	(21)	40
Rocky Mount	NC	4/1/2008	(g)(l)		449	2,646	—	449	2,646	3,095	(114)	40
Rolla	MO	4/1/2008	(b)(l)		25	124	26	25	150	175	(7)	40
Rome	GA	4/1/2008	(g)(l)		264	4,109	—	264	4,109	4,373	(179)	40
Roseville	CA	4/1/2008	(i)(l)		988	1,497	—	988	1,497	2,485	(65)	40
Roswell	GA	4/1/2008	(g)(l)		629	800	—	629	800	1,429	(35)	40
Roxboro	NC	4/1/2008	1,167	(l)	751	1,369	—	751	1,369	2,120	(59)	40
Runnemede	NJ	4/1/2008	(g)(l)		99	41	—	99	41	140	(2)	40
Russellville	AR	4/1/2008	—	(l)	316	3,161	1	316	3,162	3,478	(125)	40
Sacramento	CA	4/1/2008	(b)(l)		803	1,202	—	803	1,202	2,005	(53)	40
Sacramento	CA	4/1/2008	(b)(l)		444	878	—	444	878	1,322	(39)	40
Salinas	CA	4/1/2008	(b)(l)		592	2,275	115	592	2,390	2,982	(102)	40
Salisbury	NC	4/1/2008	(c)(l)		603	1,395	—	603	1,395	1,998	(59)	40
Salisbury	NC	4/1/2008	(c)(l)		369	259	—	369	259	628	(11)	40
Salisbury	NC	4/1/2008	—	(l)	293	151	—	293	151	444	(6)	40
San Antonio	TX	4/1/2008	(e)(l)		228	378	126	228	504	732	(24)	40
San Antonio	TX	4/1/2008	(e)(l)		255	253	18	255	271	526	(13)	40
San Antonio	TX	4/1/2008	(b)(l)		323	2,430	(110)	323	2,320	2,643	(106)	40
San Antonio	TX	4/1/2008	(f)(l)		898	306	—	898	306	1,204	(13)	40
San Antonio	TX	4/1/2008	—	(l)	320	879	(588)	320	291	611	(11)	40
San Bernadino	CA	4/1/2008	(b)(l)		255	5,374	—	255	5,374	5,629	(234)	40
San Francisco	CA	4/1/2008	(e)(l)		1,317	2,503	—	1,317	2,503	3,820	(104)	40
San Jose	CA	4/1/2008	(e)(l)		157	1,871	—	157	1,871	2,028	(80)	40
San Leandro	CA	4/1/2008	(e)(l)		1,571	1,219	—	1,571	1,219	2,790	(82)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
San Rafael	CA	4/1/2008	(g)(l)		1,124	563	71	1,124	634	1,758	(29)	40
Santa Barbara	CA	4/1/2008	(b)(l)		682	2,541	—	682	2,541	3,223	(111)	40
Santa Fe	NM	4/1/2008	(e)(l)		240	362	55	240	417	657	(16)	40
Santa Maria	CA	4/1/2008	(b)(l)		1,290	1,574	15	1,290	1,589	2,879	(69)	40
Santa Maria	CA	4/1/2008	(g)(l)		1,087	883	—	1,087	883	1,970	(39)	40
Sarasota	FL	4/1/2008	—	(l)	735	1,004	—	735	1,004	1,739	(41)	40
Sarasota	FL	4/1/2008	(h)(l)		1,166	557	—	1,166	557	1,723	(25)	40
Savannah	GA	4/1/2008	(b)(l)		120	2,853	—	120	2,853	2,973	(137)	40
Savannah	GA	4/1/2008	643	(l)	949	528	—	949	528	1,477	(22)	40
Savannah	GA	4/1/2008	(g)(l)		529	432	—	529	432	961	(19)	40
Scotch Plains	NJ	4/1/2008	577	(l)	1,174	653	—	1,174	653	1,827	(28)	40
Sea Bright	NJ	4/1/2008	(g)(l)		1,506	1,078	—	1,506	1,078	2,584	(45)	40
Seattle	WA	4/1/2008	(e)(l)		112	274	—	112	274	386	(12)	40
Seattle	WA	4/1/2008	(e)(l)		431	119	—	431	119	550	(5)	40
Seattle	WA	4/1/2008	(b)(l)		123	2,896	50	123	2,946	3,069	(129)	40
Selma	AL	4/1/2008	—	(l)	245	2,463	—	245	2,463	2,708	(102)	40
Sequim	WA	4/1/2008	(e)(l)		235	241	—	235	241	476	(11)	40
Sesser	IL	4/1/2008	—	(l)	56	214	—	56	214	270	(9)	40
Seymour	IN	4/1/2008	(g)(l)		418	507	—	418	507	925	(22)	40
Seymour	IN	4/1/2008	(g)(l)		333	932	—	333	932	1,265	(40)	40
Shaker Heights	OH	4/1/2008	(g)(l)		1,492	1,538	—	1,492	1,538	3,030	(67)	40
Shelbyville	TN	4/1/2008	—	(l)	59	686	65	59	751	810	(34)	40
Shenandoah	TX	4/1/2008	—	(l)	293	806	—	293	806	1,099	(35)	40
Sherman Oaks	CA	4/1/2008	(e)(l)		1,256	822	—	1,256	822	2,078	(35)	40
Silver Springs	MD	4/1/2008	(a)(l)		293	930	—	293	930	1,223	(40)	40
Simpsonville	SC	4/1/2008	(k)(l)		2,686	1,076	—	2,686	1,076	3,762	(43)	40
Smithfield	NC	4/1/2008	(d)(l)		130	881	—	130	881	1,011	(36)	40
Smyra	GA	4/1/2008	—	(l)	882	602	(67)	815	602	1,417	(26)	40
Sneads	FL	4/1/2008	—	(l)	47	128	—	47	128	175	(6)	40
Snellville	GA	4/1/2008	—	(l)	871	994	—	871	994	1,865	(43)	40
Snellville	GA	4/1/2008	—	(l)	120	330	(13)	120	317	437	(2)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Somerdale	NJ	4/1/2008	(g)(l)		655	438	—	655	438	1,093	(19)	40
Sonora	CA	4/1/2008	(j)(l)		477	1,410	—	477	1,410	1,887	(62)	40
South Orange	NJ	4/1/2008	(e)(l)		560	1,678	—	560	1,678	2,238	(70)	40
South Plainfiel	NJ	4/1/2008	515	(l)	1,214	451	—	1,214	451	1,665	(20)	40
South Portland	ME	4/1/2008	(e)(l)		3,283	6,732	—	3,283	6,732	10,015	(276)	40
Southampton	PA	4/1/2008	(g)(l)		910	949	—	910	949	1,859	(41)	40
Southern Piens	NC	4/1/2008	(c)(l)		691	501	—	691	501	1,192	(22)	40
Sparta	NC	4/1/2008	(g)(l)		353	593	—	353	593	946	(26)	40
Sparta	IL	4/1/2008	—	(l)	107	1,035	(805)	107	230	337	(13)	40
Spokane	WA	4/1/2008	(b)(l)		1,900	9,799	—	1,900	9,799	11,699	(427)	40
Spring Hill	FL	4/1/2008	—	(l)	147	403	(400)	147	3	150	—	40
Spring Lake	NC	4/1/2008	(c)(l)		644	866	—	644	866	1,510	(37)	40
Spring Lake	NJ	4/1/2008	(g)(l)		864	191	—	864	191	1,055	(8)	40
Springfield	MO	4/1/2008	(b)(l)		918	1,386	—	918	1,386	2,304	(63)	40
Springfield	MO	4/1/2008	(b)(l)		600	1,110	—	600	1,110	1,710	(51)	40
Springfield Twp	OH	4/1/2008	(g)(l)		328	247	(23)	305	247	552	(11)	40
Spruce Pine	NC	4/1/2008	(c)(l)		112	330	—	112	330	442	(25)	40
St. Augustine	FL	4/1/2008	(g)(l)		601	560	—	601	560	1,161	(24)	40
St. Helena	CA	4/1/2008	(e)(l)		1,317	956	76	1,317	1,032	2,349	(47)	40
St. Louis	MO	4/1/2008	(b)(l)		612	4,503	25	612	4,528	5,140	(211)	40
St. Louis	MO	4/1/2008	(b)(l)		1,147	2,137	—	1,147	2,137	3,284	(92)	40
St. Petersburg	FL	4/1/2008	(g)(l)		925	286	—	925	286	1,211	(12)	40
St. Petersburg	FL	4/1/2008	—	(l)	—	—	—	—	—	—	—	40
Statesville	NC	4/1/2008	(c)(l)		627	452	—	627	452	1,079	(20)	40
Statesville	NC	4/1/2008	(c)(l)		353	1,042	—	353	1,042	1,395	(46)	40
Stephenville	TX	4/1/2008	1,365	(l)	1,199	1,638	—	1,199	1,638	2,837	(71)	40
Stockbridge	GA	4/1/2008	(g)(l)		509	370	—	509	370	879	(16)	40
Stockton	CA	4/1/2008	(e)(l)		169	285	47	169	332	501	(15)	40
Stockton	CA	4/1/2008	(e)(l)		315	600	26	315	626	941	(27)	40
Stockton	CA	4/1/2008	(b)(l)		198	1,698	—	198	1,698	1,896	(74)	40
Strongville	OH	4/1/2008	(g)(l)		563	1,261	—	563	1,261	1,824	(55)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Stuart	FL	4/1/2008	(b)(l)		539	3,071	16	539	3,087	3,626	(137)	40
Succasunna	NJ	4/1/2008	—	(l)	147	123	41	147	164	311	(13)	40
Summit	NJ	4/1/2008	(e)(l)		445	1,314	—	445	1,314	1,759	(58)	40
Summit	NJ	4/1/2008	(e)(l)		515	1,520	75	515	1,595	2,110	(68)	40
Sumter	SC	4/1/2008	—	(l)	33	191	26	33	217	250	(18)	40
Sun City	AZ	4/1/2008	(e)(l)		903	1,393	—	903	1,393	2,296	(60)	40
Sunnyvale	CA	4/1/2008	(b)(l)		3,459	1,295	83	3,459	1,378	4,837	(67)	40
Susanville	CA	4/1/2008	(e)(l)		856	2,312	—	856	2,312	3,168	(94)	40
Sutter Creek	CA	4/1/2008	(k)(l)		252	640	—	252	640	892	(28)	40
Swansboro	NC	4/1/2008	(c)(l)		356	335	—	356	335	691	(14)	40
Sylvania	GA	4/1/2008	(g)(l)		8	613	—	8	613	621	(26)	40
Tamaqua	PA	4/1/2008	(g)(l)		52	303	—	52	303	355	(13)	40
Tampa	FL	4/1/2008	(b)(l)		4,008	10,469	—	4,008	10,469	14,477	(511)	40
Tampa	FL	4/1/2008	(b)(l)		1,134	2,211	—	1,134	2,211	3,345	(95)	40
Tampa	FL	4/1/2008	(g)(l)		2,851	5,076	—	2,851	5,076	7,927	(220)	40
Tampa	FL	4/1/2008	(i)(l)		595	823	—	595	823	1,418	(37)	40
Tarboro	NC	4/1/2008	—	(l)	185	115	—	185	115	300	(5)	40
Tarboro	NC	4/1/2008	—	(l)	259	913	—	259	913	1,172	(40)	40
Thomasville	NC	4/1/2008	—	(l)	83	392	—	83	392	475	(17)	40
Toccoa	GA	4/1/2008	—	(l)	70	686	(434)	70	252	322	(9)	40
Toms River	NJ	4/1/2008	(d)(l)		1,572	2,956	20	1,572	2,976	4,548	(130)	40
Torrance	CA	4/1/2008	(b)(l)		896	1,131	—	896	1,131	2,027	(49)	40
Trenton	NJ	4/1/2008	(d)(l)		234	1,663	68	234	1,731	1,965	(73)	40
Troutman	NC	4/1/2008	(c)(l)		602	207	—	602	207	809	(9)	40
Tryon	NC	4/1/2008	(c)(l)		1,017	4,763	—	1,017	4,763	5,780	(183)	40
Tucker	GA	4/1/2008	(a)(l)		503	6,472	—	503	6,472	6,975	(283)	40
Tucker	GA	4/1/2008	(j)(l)		834	682	—	834	682	1,516	(30)	40
Tulsa	OK	4/1/2008	(e)(l)		166	228	3	166	231	397	(11)	40
Tulsa	OK	4/1/2008	(b)(l)		531	1,237	—	531	1,237	1,768	(54)	40
Turlock	CA	4/1/2008	(e)(l)		677	1,087	—	677	1,087	1,764	(47)	40
Union City	NJ	4/1/2008	(e)(l)		397	1,834	—	397	1,834	2,231	(77)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
Vacaville	CA	4/1/2008	(e)(l)		239	538	—	239	538	777	(23)	40
Valdese	NC	4/1/2008	981	(l)	542	1,870	—	542	1,870	2,412	(78)	40
Valdosta	GA	4/1/2008	(b)(l)		415	1,287	—	415	1,287	1,702	(53)	40
Valley Springs	CA	4/1/2008	(i)(l)		159	1,191	—	159	1,191	1,350	(51)	40
Ventura	CA	4/1/2008	(b)(l)		1,308	917	—	1,308	917	2,225	(40)	40
Vernon	CA	4/1/2008	(e)(l)		1,457	1,307	—	1,457	1,307	2,764	(56)	40
Vero Beach	FL	4/1/2008	(k)(l)		799	476	—	799	476	1,275	(21)	40
Vidalia	GA	4/1/2008	(g)(l)		317	2,275	—	317	2,275	2,592	(99)	40
Vincennes	IN	4/1/2008	—	(l)	133	366	(14)	133	352	485	(2)	40
Virginia Beach	VA	4/1/2008	(i)(l)		554	357	—	554	357	911	(16)	40
Virginia Beach	VA	4/1/2008	(d)(l)		554	1,610	—	554	1,610	2,164	(70)	40
Virginia Beach	VA	4/1/2008	—	(l)	299	200	(14)	299	186	485	(9)	40
Mobile	AL	4/1/2008	—	(l)	—	—	—	—	—	—	—	40
Voorhees	NJ	4/1/2008	—	(l)	107	293	—	107	293	400	(13)	40
W. Los Angeles	CA	4/1/2008	(e)(l)		2,061	2,614	—	2,061	2,614	4,675	(108)	40
Walla Walla	WA	4/1/2008	(b)(l)		280	1,294	99	280	1,393	1,673	(62)	40
Waltham	MA	4/1/2008	(e)(l)		11,470	30,943	85	11,470	31,028	42,498	(1,446)	40
Wantagh	NY	4/1/2008	(e)(l)		842	1,010	—	842	1,010	1,852	(42)	40
Warminster	PA	4/1/2008	682	(l)	867	1,065	—	867	1,065	1,932	(47)	40
Warrenton	VA	4/1/2008	—	(l)	271	1,423	—	271	1,423	1,694	(59)	40
Washington	DC	4/1/2008	(a)(l)		5,884	3,793	—	5,884	3,793	9,677	(166)	40
Washington	NC	4/1/2008	—	(l)	139	134	—	139	134	273	(6)	40
Waynesboro	GA	4/1/2008	(g)(l)		33	963	—	33	963	996	(41)	40
Waynesville	NC	4/1/2008	808	(l)	1,926	445	—	1,926	445	2,371	(16)	40
Wenatchee	WA	4/1/2008	(e)(l)		201	600	10	201	610	811	(35)	40
West Chester	PA	4/1/2008	—	(l)	525	4,223	—	525	4,223	4,748	(185)	40
West Chester	PA	4/1/2008	(d)(l)		2,592	4,062	—	2,592	4,062	6,654	(160)	40
West Hempstead	NY	4/1/2008	(e)(l)		2,031	3,439	19	2,031	3,458	5,489	(149)	40
West Jefferson	NC	4/1/2008	(g)(l)		478	758	—	478	758	1,236	(33)	40
West Palm Beach	FL	4/1/2008	(e)(l)		2,453	3,335	28	2,453	3,363	5,816	(133)	40
West Palm Beach	FL	4/1/2008	(d)(l)		3,390	2,209	—	3,390	2,209	5,599	(89)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
West Palm Beach	FL	4/1/2008	(d)(l)		97	72	18	97	90	187	(7)	40
West Seneca	NY	4/1/2008	(e)(l)		2,142	9,447	32	2,142	9,479	11,621	(417)	40
Wheaton	MD	4/1/2008	(e)(l)		1,971	2,062	—	1,971	2,062	4,033	(86)	40
Whittier	CA	4/1/2008	(b)(l)		1,787	4,624	—	1,787	4,624	6,411	(196)	40
Wichita Falls	TX	4/1/2008	(e)(l)		186	272	23	186	295	481	(16)	40
Wilkesboro	NC	4/1/2008	515	(l)	566	608	—	566	608	1,174	(26)	40
Williamsburg	VA	4/1/2008	—	(l)	706	1,252	—	706	1,252	1,958	(50)	40
Williamston	NC	4/1/2008	—	(l)	53	146	40	53	186	239	(8)	40
Wilmington	DE	4/1/2008	39,379	(l)	10,664	60,082	—	10,664	60,082	70,746	(2,621)	40
Wilmington	NC	4/1/2008	(c)(l)		976	739	—	976	739	1,715	(32)	40
Wilmington	NC	4/1/2008	(g)(l)		262	199	—	262	199	461	(9)	40
Wilmington	NC	4/1/2008	(c)(l)		1,109	499	—	1,109	499	1,608	(22)	40
Wilmington	NC	4/1/2008	(g)(l)		939	887	—	939	887	1,826	(39)	40
Wilson	NC	4/1/2008	(g)(l)		741	11,112	—	741	11,112	11,853	(471)	40
Wilson	NC	4/1/2008	(g)(l)		1,697	8,854	—	1,697	8,854	10,551	(378)	40
Wilson	NC	4/1/2008	(g)(l)		700	2,974	—	700	2,974	3,674	(129)	40
Winder	GA	4/1/2008	(b)(l)		321	453	—	321	453	774	(20)	40
Winstom Salem	NC	4/1/2008	(d)(l)		548	35,554	—	548	35,554	36,102	(1,522)	40
Winstom Salem	NC	4/1/2008	(d)(l)		1,733	22,658	—	1,733	22,658	24,391	(964)	40
Winston-Salem	NC	4/1/2008	(c)(l)		1,250	984	—	1,250	984	2,234	(42)	40
Winston-Salem	NC	4/1/2008	(c)(l)		843	264	—	843	264	1,107	(11)	40
Winston-Salem	NC	4/1/2008	(d)(l)		1,762	12,567	—	1,762	12,567	14,329	(524)	40
Winter Garden	FL	4/1/2008	—	(l)	858	1,135	—	858	1,135	1,993	(48)	40
Winter Park	FL	4/1/2008	(b)(l)		1,099	1,880	55	1,099	1,935	3,034	(94)	40
Winter Park	FL	4/1/2008	986	(l)	834	573	—	834	573	1,407	(25)	40
Winter Park	FL	4/1/2008	657	(l)	694	727	—	694	727	1,421	(32)	40
Winterville	NC	4/1/2008	(d)(l)		3,215	10,698	7	3,215	10,705	13,920	(457)	40
Wood River	IL	4/1/2008	—	(l)	67	299	—	67	299	366	(13)	40
Woodbury	NJ	4/1/2008	(g)(l)		877	2,157	—	877	2,157	3,034	(94)	40
Woodbury	NJ	4/1/2008	—	(l)	418	1,081	—	418	1,081	1,499	(47)	40
Woodstock	GA	4/1/2008	(i)(l)		569	659	—	569	659	1,228	(29)	40

			Encumbrances at December 31, 2009		Initial Costs			Gross Amount at Which Carried December 31, 2009
City	State	Acquisition Date			Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation 12/31/09	Average Depreciable Life
York	PA	4/1/2008	(g)(l)		461	247	—	461	247	708	(11)	40
York	PA	4/1/2008	(d)(l)		145	2,642	175	145	2,817	2,962	(124)	40
Yuba City	CA	4/1/2008	(b)(l)		609	1,562	—	609	1,562	2,171	(68)	40
Cape Coral	FL	7/1/2009	—		1,012	4,049	—	1,012	4,049	5,061	(51)
Inido*	CA	11/12/2009	—		8,722	—	—	8,722	—	8,722	—
			$326,666		$912,266	$2,428,510	$(2,236)	$910,137	$2,428,403	$3,338,540	$(107,460)
Assets held for sale:
Nacogdoches	TX	4/1/2008	$—	(l)	$145	$303	$1	$146	$303	$449	$(6)	40
Tampa	FL	4/1/2008	—	(l)	133	366	(104)	133	262	395	—	40
			$—		$278	$669	$(103)	$279	$565	$844	$(6)
			$326,666		$912,544	$2,429,179	$(2,339)	$910,416	$2,428,968	$3,339,384	$(107,466)

NOTES:

(a)	These properties collateralize a $180.0 million mortgage note payable of which $180.0 million was outstanding at December 31, 2009.
(b)	These properties collateralize a $381.7 million mortgage note payable of which $349.7 million was outstanding at December 31, 2009.
(c)	These properties collateralize a $65.0 million mortgage note payable of which $47.2 million was outstanding at December 31, 2009.
(d)	These properties collateralize a $240.0 million mortgage note payable of which $234.8 million was outstanding at December 31, 2009.
(e)	These properties collateralize a $304.0 million mortgage note payable of which $214.2 million was outstanding at December 31, 2009.
(f)	These properties collateralize a $19.9 million mortgage note payable of which $19.9 million was outstanding at December 31, 2009.
(g)	These properties collateralize a $250.0 million mortgage note payable of which $241.3 million was outstanding at December 31, 2009.
(h)	These properties collateralize a $26.4 million mortgage note payable of which $26.4 million was outstanding at December 31, 2009.
(i)	These properties collateralize a $30.0 million mortgage note payable of which $30.0 million was outstanding at December 31, 2009.
(j)	These properties collateralize a $22.7 million mortgage note payable of which $22.7 million was outstanding at December 31, 2009.
(k)	These properties collateralize a $31.3 million mortgage note payable of which $31.2 million was outstanding at December 31, 2009.
(l)	These properties collateralize a $650.0 million mezzanine note payable of which $553.5 million was outstanding at December 31, 2009.
*	Denotes land parcel

Gramercy Capital Corp.
Schedule IV
Mortgage Loans on Real Estate
(Amounts in thousands)

Type of Loan	Location	Interest Rate(1)	Final Maturity Date(2)	Periodic Payment Terms	Prior Liens	Face Amount of Loans	Carrying Amount of Loans
Land – Commercial	Various, Various	LIBOR + 4.16%	2/11/2011	Interest Only	$45,958	$71,103	$70,784
Office – Suburban	New York, NY	LIBOR + 2.75%	5/9/2011	Interest Only	—	90,288	64,130
Land – Commercial	Mesa, AZ	LIBOR + 6.00%	9/1/2011	Interest Only	—	66,770	42,153
Office – CBD	Las Vegas, NV	LIBOR + 3.50%	3/9/2013	Interest Only	95,000	88,500	84,012
Hotel	Garden Grove, CA	LIBOR + 3.35%	6/1/2011	Interest Only	161,000	69,000	68,640
Office – CBD	New York, NY	LIBOR + 1.48%	7/9/2010	Interest Only	—	71,855	45,501
Multifamily	New York, NY	8.63%	12/8/2016(3)	Interest Only	4,337,576	146,669	(0)
Office – CBD	Ontario, CA.	LIBOR + 5.00%	2/11/2010	Interest Only	11,228	62,900	63,894
Hotel	New York, NY	LIBOR + 1.75%	11/11/2012	Interest Only	—	60,000	59,950
Whole loans <3%		5.28% – 7.83% LIBOR + 1.75% – 5.75%	January 2010 – April 2017		38,521	545,399	454,399
					4,689,283	1,272,484	953,463
Subordinate Loans <3%		0.00% – 15.40% LIBOR + 1.06% – 9.00%	February 2010 – April 2017		1,439,680	201,760	121,319
Mezzanine loans <3%		8.42% – 15.00% LIBOR + 0.96% – 10.00%	January 2010 – July 2016		2,927,318	358,552	276,566
Preferred equity <3%		10.00% LIBOR + 3.50%	August 2010 – August 2011		1,069,025	60,792	32,484
Total Portfolio					$10,125,306	$1,893,588	$1,383,832

(1)	All variable rate loans are based upon one month LIBOR or three month LIBOR and reprice every one or three months respectively
(2)	Reflects the current maturity of the investment and does not consider any options to extend beyond the current maturity.
(3)	Loan is in Default

1. Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Balance at January 1(1)	$2,213,473	$2,636,746	$2,186,884
Addtions during period:
New mortgage loans	21,990	96,281	1,800,041
Additional funding(2)	35,536	81,975	266,221
Amortization of discount, net(3)	8,691	20,745	37,414
Deductions during period	—	—	—
Collections of principal	(68,345)	(393,143)	(1,220,573)
Transfers to real estate held-for-sale	(89,626)	(35,836)	—
Provision for loan losses	(517,784)	(80,334)	(9,398)
Valuation allowance on loans held-for-sale	(138,570)	—	—
Mortgage loan sold	(81,533)	(112,961)	(423,843)
Loss on sale of mortgage loans	—		—
Balance at December 31	$1,383,832	$2,213,473	$2,636,746

(1)	All amounts include both loans receivable and loans held-for-sale.
(2)	Includes capitalized interest, which is non-cash addition to the balance of mortgage loans, of $2,100, $10,300 and $9,000 for the years ended December 31, 2009, 2008 and 2007, respectively
(3)	Net discount amortization represents an entirely non-cash addition to the balance of mortgage loans.

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

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting during the year ended December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, appearing on page 0, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2010 (the “2010 Proxy Statement”), and is incorporated herein by reference.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2010 Proxy Statement.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

GRAMERCY CAPITAL CORP.

(a)(2) Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2009	166
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2009	195
Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on following page

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), filed with the SEC on July 26, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2007.
3.3	Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
4.1	Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on April 18, 2007.
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
10.1	Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated April 19, 2006, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 13, 2007, filed with the SEC on April 18, 2007.
10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.4	Collateral Management Agreement, by and between Gramercy Real Estate CDO 2005 1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.5	Collateral Management Agreement, dated as of August 24, 2006, by and between Gramercy Real Estate CDO 2006-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.6	Collateral Management Agreement, dated as of August 8, 2007, by and between Gramercy Real Estate CDO 2007-1, Ltd. And GKK Manager LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.7	Indenture, by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.8	Indenture, dated as of August 24, 2006, by and among Gramercy Real Estate CDO 2006-1, Ltd., as issuer, Gramercy Real Estate CDO 2006-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

Exhibit No.	Description
10.9	Indenture, dated as of August 8, 2007, by and among Gramercy Real Estate CDO 2007-1, Ltd., Gramercy Real Estate CDO 2007-1, LLC, GKK Liquidity LLC and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.10	Gramercy Capital Corp. Director’s Deferral Program, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005.
10.11	Form of Gramercy Capital Corp. 2005 Long-Term Outperformance Program Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, dated December 14, 2005, filed with the SEC on December 20, 2005.
10.12	Form of Employment Agreement, by and between Robert R. Foley and GKK Manager LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.13	Second Amended and Restated Registration Rights Agreement by and between the Company and SL Green Operating Partnership, L.P., incorporated by reference to the Company’s Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.14	Registration Rights Agreement, by and between various holders of the Company’s common stock and the Company, incorporated by reference to the Company’s Form 8-K, dated December 3, 2004, filed with the SEC on December 9, 2004.
10.15	Limited Partnership Unit Purchase Agreement, dated as of November 2, 2007, by and among GKK Capital LP, Nicholas S. Schorsch and Meadowcourt Trust, incorporated by reference to the Company’s Current Report on Form 8-K, dated November 2, 2007, filed with the SEC on November 8, 2007.
10.16	Form of Restricted Stock Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2008.
10.17	Form of Option Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2008.
10.18	Form of Phantom Share Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2008.
10.19	Amendment to Loan Agreement, dated as of August 22, 2008, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and certain subsidiaries of Gramercy Capital Corp., as borrower, incorporated by reference to the Company’s Form 8-K, dated August 22, 2008, filed with the SEC on August 28, 2008.
10.20	Loan Agreement, dated as of April 1, 2008, between Goldman Sachs Commercial Mortgage Capital, L.P., Citicorp North America, Inc. and SL Green Realty Corp., as lenders, the required equity pledgors named therein and GKK Stars Acquisition LLC, American Financial Realty, First States Group, L.P. and various other borrowers named therein, as borrowers, incorporated by reference to the Company’s Form 8-K, dated April 1, 2008, filed with the SEC on April 7, 2008.
10.21	Amended and Restated Senior Mezzanine Loan Agreement, dated as of August 22, 2008, among Goldman Sachs Mortgage Company and Citicorp North America, Inc., collectively, as lender, and American Financial Realty Trust, First States Group, L.P., GKK Stars Acquisition LLC, First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as borrower, incorporated by reference to the Company’s Form 8-K, dated August 22, 2008, filed with the SEC on August 28, 2008.
10.22	Junior Mezzanine Loan Agreement, dated as of August 22, 2008, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and GKK Stars Junior Mezz 2 LLC, as borrower, incorporated by reference to the Company’s Form 8-K, dated August 22, 2008, filed with the SEC on August 28, 2008.

Exhibit No.	Description
10.23	Loan Agreement, dated as of April 1, 2008, among First States Investors 3300 B, L.P., as borrower, and PB Capital Corporation, as lender and agent, incorporated by reference to the Company’s Form 8-K, dated April 1, 2008, filed with the SEC on April 7, 2008.
10.24	Amended and Restated Loan Agreement, dated as of April 1, 2008, by and among First States Investors DB I, L.P., First States Investors DB I B, L.P., First States Investors 4200, LLC, First States Investors DB I SP, L.P. and First States Investors DB I TRS, L.P., collectively as borrower, Deutsche Bank AG, Cayman Islands Branch, as agent, LaSalle Bank National Association, as collateral agent and each lender signatory thereto, incorporated by reference to the Company’s Form 8-K, dated April 1, 2008, filed with the SEC on April 7, 2008.
10.25	Guaranty, dated as of April 1, 2008, by the Company to Deutsche Bank AG, Cayman Islands Branch, incorporated by reference to the Company’s Form 8-K, dated April 1, 2008, filed with the Commission on April 7, 2008.
10.26	Loan Agreement, dated as of March 28, 2008, among First States Investors HFS, L.P., First States Investors FPC, L.P., and First States Investors TRS, L.P., as borrowers, and Gramercy Investment Trust, as lender, incorporated by reference to the Company’s Form 8-K, dated April 1, 2008, filed with the SEC on April 7, 2008.
10.27	Separation Agreement, dated as of April 16, 2008, by and between the Company and Hugh F. Hall, incorporated by reference to the Company’s Form 8-K, dated April 16, 2008, filed with the SEC on April 22, 2008.
10.28	First Amendment to Employment and Noncompetition Agreement, dated as of April 16, 2008, by and between GKK Manager LLC and Robert R. Foley, and agreed to by the Company as to the obligations of the Company therein, incorporated by reference to the Company’s Form 8-K, dated April 16, 2008, filed with the SEC on April 22, 2008.
10.29	Severance Agreement, dated as of April 16, 2008, by and between the Company and John B. Roche, incorporated by reference to the Company’s Form 8-K, dated April 16, 2008, filed with the SEC on April 22, 2008.
10.30	Severance Agreement, dated as of October 27, 2008, by and between Gramercy Capital Corp. and Roger M. Cozzi, incorporated by reference to the Company’s Form 8-K, dated October 27, 2008, filed with the SEC on October 31, 2008.
10.31	Severance Agreement, dated as of November 13, 2008, by and between Gramercy Capital Corp. and Timothy O’Connor, incorporated by reference to the Company’s Form 8-K, dated November 13, 2008, filed with the SEC on November 17, 2008.
10.32	Employment and Noncompetition Agreement, dated as of October 27, 2008, by and between GKK Manager LLC and Roger Cozzi, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2009.
10.33	Employment and Noncompetition Agreement, dated as of November 13, 2008, by and between GKK Manager LLC and Timothy O’Connor, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2009.
10.34	Employment and Noncompetition Agreement, dated as of July [ ], 2004, by and between GKK Manager LLC and Robert R. Foley, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2009.
10.35	Employment and Noncompetition Agreement, dated as of April 27, 2009, by and between Gramercy Capital Corp. and Jon W. Clark, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2009.
10.36	Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.

Exhibit No.	Description
10.37	First Amendment to Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.38	Agreement, dated as of December 30, 2008, by and among SL Green Operating Partnership, L.P., GKK Manager LLC, GKK Capital LP and Gramercy Capital Corp., incorporated by reference to the Company’s Form 8-K, dated December 30, 2008, filed with the SEC on January 6, 2009.
10.39	Junior Subordinated Indenture, dated as of January 30, 2009, by and between GKK Capital LP and The Bank of New York Mellon Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2009.
10.40	Lease Agreement, dated as of April 1, 2003, by and between Wachovia Bank, National Association and First States Investors 4000B, LLC, filed herewith.
10.41	Amended and Restated Lease Agreement, dated as of May 23, 2003, by and between U.S. Bank National Association, and Patrick Thebado, as Lessor, and Bank of America, N.A., as Lessee, filed herewith.
10.42	Lease Agreement, dated as of September 24, 2003, by and between Bank of America, N.A. and First States Investors 4100A, LLC, filed herewith.
10.43	Office Lease, dated as of August 1, 2004, by and between First States Investors 104, LLC and Bank of America, N.A., filed herewith.
10.44	Master Agreement Regarding Leases, dated as of September 22, 2004, by and between Wachovia Bank, National Association and First States Investors 3300, LLC, filed herewith.
10.45	Form of Lease, by and between Wachovia Bank, National Association and First States Investors 3300, LLC, filed herewith.
10.46	Master Lease Agreement, dated of October 1, 2004, by and between First States Investors 5200, LLC and Bank of America, N.A., filed herewith.
10.47	Master Lease Agreement, dated of January 1, 2005, by and between First States Investors 5000A, LLC and Bank of America, N.A., filed herewith.
10.48	Securities Transfer Agreement, dated as of April 24, 2009, by and among Gramercy Capital Corp., GKK Capital LP, SL Green Operating Partnership, L.P., GKK Manager Member Corp. and SL Green Realty Corp. (solely for the purpose of Sections 2.6, 5.4, 5.5, 5.6, 6.3, 6.4, 6.5, 7.1, 7.2, 7.3, 7.4(a), 7.4(b), 7.4(d), 7.4(e), 7.5, 7.6, 7.7 and Article VIII), incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2009.
10.49	Special Rights Agreement, dated as of April 24, 2009, by and between Gramercy Capital Corp. and SL Green Operating Partnership, L.P., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2009.
10.50	Exchange Agreement, dated as of January 30, 2009, by and among GKK Capital LP, Taberna Preferred Funding II, Ltd., Taberna Preferred Funding III, Ltd., Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd., incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2009.
10.51	Supplemental Indenture, dated as of October 14, 2009, by and between GKK Capital LP and The Bank of New York Mellon Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2009.

Exhibit No.	Description
10.52	Exchange Agreement, dated as of October 15, 2009, by and among GKK Capital LP, Gramercy Investment QRS Corp., Taberna Capital Management, LLC, Taberna Preferred Funding II, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd., and Taberna Preferred Funding VIII, Ltd., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2009.
10.53	Termination Agreement, dated as of December 4, 2009, by and among Gramercy Warehouse Funding I LLC, GKK Trading Warehouse Funding I LLC, as borrowers, Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp., as guarantors, and Wachovia Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2009.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Independent Registered Accounting Firm, filed herewith.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY CAPITAL CORP.
Dated: March 16, 2010	By: /s/ JON W. CLARK Name: Jon W. Clark Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ ROGER M. COZZI Roger M. Cozzi	Chief Executive Officer, (Principal Executive Officer)	March 16, 2010
/s/ JON W. CLARK Jon W. Clark	Chief Financial Officer, (Principal Financial and Accounting Officer)	March 16, 2010
/s/ ALLAN J. BAUM Allan J. Baum	Director	March 16, 2010
/s/ MARC HOLLIDAY Marc Holliday	Director	March 16, 2010
/s/ JEFFREY E. KELTER Jeffrey E. Kelter	Director	March 16, 2010
/s/ PAUL J. KONIGSBERG Paul J. Konigsberg	Director	March 16, 2010
/s/ CHARLES S. LAVEN Charles S. Laven	Director	March 16, 2010