Form 10-Q
period 2010-03-31
GRAMERCY CAPITAL CORP
filed 2010-05-10
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES  ☐     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐     NO  ☒

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 49,906,180 as of May  10, 2010.

GRAMERCY CAPITAL CORP.

INDEX

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

Gramercy Capital Corp.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
Assets:
Real estate investments, at cost:
Land	$889,560	$891,078
Building and improvements	2,393,584	2,391,817
Less: accumulated depreciation	(121,132)	(106,018)
Total real estate investments, net	3,162,012	3,176,877

Cash and cash equivalents	124,332	135,006
Restricted cash	78,258	76,859
Pledged government securities, net	96,168	97,286
Investments in joint ventures	86,790	84,645
Assets held for sale, net	641	841
Tenant and other receivables, net	69,180	61,065
Derivative instruments, at fair value	30	-
Acquired lease assets, net of accumulated amortization of $107,706 and $92,958	435,659	450,436
Deferred costs, net of accumulated amortization of $23,388 and $21,243	14,567	10,332
Other assets	19,298	13,342
Subtotal	4,086,935	4,106,689

Assets of Consolidated Variable Interest Entities ("VIEs"):
Real estate investments, at cost:
Land	52,016	19,059
Building and improvements	48,525	36,586
Less: accumulated depreciation	(1,683)	(1,442)
Total real estate investments directly owned	98,858	54,203

Cash and cash equivalents	3,114	3,339
Restricted cash	180,706	130,331
Loans and other lending investments, net	1,235,149	1,383,832
Commercial mortgage-backed securities	992,899	984,709
Investment in joint ventures	22,777	23,820
Derivative instruments, at fair value	1,526	-
Accrued interest	33,111	32,122
Deferred costs, net of accumulated amortization of $21,191 and $19,478	19,692	21,709
Other assets	24,585	24,683
Subtotal	2,612,417	2,658,748

Total assets	$6,699,352	$6,765,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
Liabilities and Stockholders' Equity:
Liabilities:
Mortgage notes payable	$1,695,988	$1,702,155
Mezzanine loans payable	552,989	553,522
Junior subordinated notes	52,500	52,500
Total secured and other debt	2,301,477	2,308,177

Accounts payable and accrued expenses	56,850	58,157
Dividends payable	14,043	11,707
Accrued interest payable	5,950	2,793
Deferred revenue	172,086	159,179
Below-market lease liabilities, net of accumulated amortization of $163,938 and $144,253	751,009	770,781
Leasehold interests, net of accumulated amortization of $5,727 and $5,030	17,569	18,254
Liabilities related to assets held for sale	263	238
Other liabilities	6,869	16,193
Subtotal	3,326,116	3,345,479

Non-Recourse Liabilities of Consolidated VIEs:
Mortgage notes payable	41,254	41,513
Collateralized debt obligations	2,685,917	2,705,534
Total secured and other debt	2,727,171	2,747,047

Accounts payable and accrued expenses	9,165	9,549
Accrued interest payable	4,677	6,991
Deferred revenue	65	67
Derivative instruments, at fair value	115,482	88,786
Subtotal	2,856,560	2,852,440

Total liabilities	6,182,676	6,197,919

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 49,896,808 and 49,884,500 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively.	50	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, 4,600,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively.	111,205	111,205
Additional paid-in-capital	1,079,062	1,078,784
Accumulated other comprehensive loss	(122,434)	(96,038)
Accumulated deficit	(552,589)	(527,821)
Total Gramercy Capital Corp. stockholders' equity	515,294	566,180
Non-controlling interest	1,382	1,338
Total equity	516,676	567,518
Total liabilities and stockholders' equity	$6,699,352	$6,765,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
  Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except share and per share data)

	Three months ended March 31,
	2010	2009
Revenues
Rental revenue	$79,874	$79,924
Investment income	44,251	52,934
Operating expense reimbursements	28,934	30,516
Gain on sales and other income	1,872	1,270
Total revenues	154,931	164,644

Expenses
Property operating expenses
Real estate taxes	10,614	9,888
Utilities	10,321	10,272
Ground rent and leasehold obligations	4,820	4,628
Property and leasehold impairments	-	3,104
Direct billable expenses	1,639	2,162
Other property operating expenses	19,253	20,771
Total property operating expenses	46,647	50,825
Interest expense	51,222	65,581
Depreciation and amortization	27,808	27,346
Management, general and administrative	7,702	8,784
Management fees	-	5,672
Impairment on loans held for sale and commercial mortgage backed securities	12,326	84,428
Provision for loan losses	41,160	52,771
Total expenses	186,865	295,407

Loss from continuing operations before equity in income from unconsolidated joint ventures, provisions for taxes and non-controlling interest	(31,934)	(130,763)

Equity in net income of unconsolidated joint ventures	1,116	2,212
Loss from continuing operations before provision for taxes, gain on extinguishment of debt and discontinued operations	(30,818)	(128,551)

Gain on extinguishment of debt	7,740	107,229
Provision for taxes	(38)	(2,267)
Net loss from continuing operations	(23,116)	(23,589)
Net loss from discontinued operations	(313)	(1,919)
Net gains from disposals	1,041	573
Net income (loss) from discontinued operations	728	(1,346)
Net loss	(22,388)	(24,935)
Net income attributable to non-controlling interests	(44)	(20)
Net loss attributable to Gramercy Capital Corp.	(22,432)	(24,955)
Accrued preferred stock dividends	(2,336)	(2,336)
Net loss available to common stockholders	$(24,768)	$(27,291)

Basic earnings per share:
Net loss from continuing operations, net of non-controlling interest and after preferred dividends	$(0.51)	$(0.52)
Net income (loss) from discontinued operations	0.01	(0.03)
Net loss available to common stockholders	$(0.50)	$(0.55)

Diluted earnings per share:
Net loss from continuing operations, net of non-controlling interest and after preferred dividends	$(0.51)	$(0.52)
Net income (loss) from discontinued operations	0.01	(0.03)
Net loss available to common stockholders	$(0.50)	$(0.55)
Basic weighted average common shares outstanding	49,896,278	49,859,711
Diluted weighted average common shares and common share equivalents outstanding	49,896,278	49,859,711

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited, amounts in thousands)

	Common Stock
	Shares	Par Value	Series A Preferred Stock	Additional Paid- In-Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Gramercy Capital Corp	Non-controlling Interest	Total	Comprehensive Loss
Balance at December 31, 2009	49,885	$50	$111,205	$1,078,784	$(96,038)	$(527,821)	$566,180	$1,338	$567,518
Net loss						(22,432)	(22,432)	44	(22,388)	$(22,432)
Change in net unrealized loss on derivative instruments					(27,136)		(27,136)		(27,136)	(27,136)
Reclassification of adjustments of net unrealized loss on securities previously available for sale					740		740		740	740
Issuance of stock - stock purchase plan	4			10			10		10
Stock based compensation - fair value	8			268			268		268
Dividends accrued on preferred stock						(2,336)	(2,336)		(2,336)
Balance at March 31, 2010	49,897	$50	$111,205	$1,079,062	$(122,434)	$(552,589)	$515,294	$1,382	$516,676	$(48,828)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three months ended March 31,
	2010	2009
Operating Activities:
Net loss	$(22,388)	$(24,935)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	29,407	28,124
Amortization of leasehold interests	(685)	(690)
Amortization of acquired leases to rental revenue	(16,851)	(18,759)
Amortization of deferred costs	2,027	5,858
Amortization of discount and other fees	(5,876)	(7,441)
Straight-line rent adjustment	7,258	6,524
Non-cash impairment charges	12,583	90,203
Net gain on sale of properties and lease terminations	(1,041)	(558)
Equity in net loss of joint ventures	(1,116)	(1,905)
Gain on extinguishment of debt	(7,740)	(107,229)
Amortization of stock compensation	278	126
Provision for loan losses	41,160	52,771
Changes in operating assets and liabilities:
Restricted cash	1,720	(896)
Tenant and other receivables	(6,372)	2,010
Payment of capitalized tenant leasing costs	(274)	(346)
Accrued interest	(3,093)	-
Other assets	(7,066)	(4,718)
Accounts payable, accrued expenses and other liabilities	(5,570)	(12,413)
Deferred revenue	4,039	(9,113)
Net cash provided by (used in) operating activities	20,400	(3,387)

Investing Activities:
Capital expenditures and leasehold costs	(5,312)	(815)
Deferred investment costs	-	(280)
Proceeds from sale of real estate	16,272	13,340
New investment originations and funded commitments	(3,182)	(12,671)
Principal collections on investments	57,404	19,531
Proceeds from loan syndications	-	17,238
Investment in commercial mortgage-backed securities	(16,764)	(15,661)
Investment in joint venture	14	(431)
Change in accrued interest income	(41)	(45)
Purchase of marketable investments	-	(6)
Sale of marketable investments	1,554	2,054
Change in restricted cash from investing activities	(1,912)	437
Net cash provided by investing activities	48,033	22,691

Financing Activities:
Proceeds from repurchase facilities	-	9,500
Repayments of repurchase facilities	(85)	(18,576)
Repayment of unsecured credit facility	-	(45,000)
Repayment of mortgage notes	(5,880)	(15,651)
Purchase of interest rate caps	(2,442)	-
Repurchase of collateralized debt obligations	(11,260)	-
Deferred financing costs and other liabilities	(6,330)	(2,033)
Change in restricted cash from financing activities	(53,335)	(1,173)
Net cash used in financing activities	(79,332)	(72,933)
Net decrease in cash and cash equivalents	(10,899)	(53,629)
Cash and cash equivalents at beginning of period	138,345	136,828
Cash and cash equivalents at end of period	$127,446	$83,199

Non-cash activity:
Deferred gain and other non-cash activity related to derivatives	$-	$48,925
Debt assumed by purchaser in sale of real estate	$-	$103,621
Supplemental cash flow disclosures:
Interest paid	$58,458	$70,130
Income taxes paid	$123	$182

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

1. Business and Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a self-managed, integrated, commercial real estate finance and property investment company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. On April 1, 2008, the Company completed the acquisition of American Financial Realty Trust (NYSE: AFR) (“American Financial”) in a transaction with a total value of approximately $3,300,000, including the assumption of approximately $1,300,000 of American Financial’s secured debt. From its inception until April 2009, the Company was externally managed and advised by GKK Manager LLC, or the Manager, a wholly-owned subsidiary of SL Green Realty Corp., or SL Green. On April 24, 2009, the Company completed the internalization of its management through the direct acquisition of the Manager from SL Green. Beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Company added 77 former employees of the Manager to its own staff. At March 31, 2010 and December 31, 2009, SL Green Operating Partnership, L.P., or SL Green OP, a wholly-owned subsidiary of SL Green, owned approximately 12.5% of the outstanding shares of the Company’s common stock.

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

The Company’s property investment business, which operates under the name Gramercy Realty, targets commercial properties leased primarily to financial institutions and affiliated users throughout the United States. These institutions are, for the most part, deposit-taking commercial banks, thrifts and credit unions, which the Company generally refers to as “banks.” The Company’s portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wells Fargo Bank, N.A. (formerly Wachovia Bank, National Association) or Wells Fargo, Regions Financial Corporation, or Regions Financial, and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks. The Company’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Neither Gramercy Realty nor Gramercy Finance is a separate legal entity, but are divisions of the Company through which the Company’s property investment and commercial real estate finance businesses are conducted.

As of March 31, 2010, Gramercy Finance held loans and other lending investments and CMBS of $2,228,048, net of unamortized fees, discounts, asset sales, unfunded commitments, reserves for loan losses and other adjustments, with an average spread of 30-day LIBOR plus 373 basis points for its floating rate investments, and an average yield of approximately 7.99% for its fixed rate investments. As of March 31, 2010, Gramercy Finance also held interests in two credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases, seven interests in real estate acquired through foreclosures including a joint venture, and a 100% fee interest in a property subject to a long-term ground lease.

As of March 31, 2010, Gramercy Realty’s portfolio consisted of 633 bank branches, 325 office buildings and three land parcels, of which 54 bank branches were partially owned through unconsolidated joint ventures. Gramercy Realty’s consolidated properties aggregated approximately 25,556 rentable square feet and its unconsolidated properties aggregated approximately 251 rentable square feet. As of March 31, 2010, the occupancy of Gramercy Realty’s consolidated properties was 85.3% and the occupancy for its unconsolidated properties was 100.0%. Gramercy Realty’s two largest tenants are Bank of America and Wells Fargo, and as of March 31, 2010, they represented approximately 40.4% and 15.4%, respectively, of the rental income of the Company’s portfolio and occupied approximately 43.8% and 17.7%, respectively, of Gramercy Realty’s total rentable square feet.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

Due to the nature of the business of Gramercy Realty’s tenant base, Gramercy Realty typically enters into long-term  leases with its financial institution tenants. As of March 31, 2010, the weighted average remaining term of Gramercy Realty’s leases was 9.2 years and approximately 74.4% of its base revenue was derived from net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, Gramercy Realty is focused on maximizing the value of its portfolio through strategic sales, effective and efficient property management and renewing expiring leases.

In March 2010, the Company amended its $241,324 mortgage loan with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp, and SL Green or the Goldman Mortgage Loan and its $552,989 senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSCMC, Citicorp and SL Green or the Goldman Mezzanine Loans, to extend the maturity date to March 11, 2011.  The Goldman Mortgage Loan is collateralized by approximately 196 properties held by Gramercy Realty and the Goldman Mezzanine Loans are collateralized by the equity interest in substantially all of the entities comprising the Company’s Gramercy Realty division.  The Company does not expect that it will be able to refinance the entire amount of indebtedness under the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their final maturity and it is unlikely to have sufficient capital to satisfy any shortfall. Failure to satisfy any shortfall will result in a default and could result in the foreclosure of the underlying Gramercy Realty properties and/or the Company’s equity interests in the entities that comprise substantially all of its Gramercy Realty division. Such default would materially and adversely affect the Company’s business, financial condition and results of operations. A loss of the Gramercy Realty portfolio in such circumstances would trigger a substantial book loss and would likely result in the Company having negative book value.  The Company has begun negotiations with its lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans and has retained EdgeRock Realty Advisors LLC, an FTI Company, to assist in evaluating strategic alternatives and the potential restructure of such debt.

The Company relies on the credit and equity markets to finance and grow its business.  Despite signs of moderate improvement, market conditions remain significantly challenging and offer the Company few, if any, attractive opportunities to raise new debt or equity capital, particularly while the Company’s efforts to extend or restructure the Goldman Mortgage Loan and Goldman Mezzanine Loans remain ongoing.  As a result, the Company has reduced new investment activity until the capital markets become more stable and market liquidity increases. In this environment, the Company is focused on extending or restructuring the Goldman Mortgage Loan and Goldman Mezzanine Loans, actively managing portfolio credit, generating liquidity from existing assets, extending debt maturities, reducing capital expenditures and renewing expiring leases.

Basis of Quarterly Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2010 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.  For purposes of comparability, certain prior-year amounts have been reclassified to conform to the current-year presentation.

2. Significant Accounting Policies

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board, or the FASB, issued guidance regarding the Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

Principles of Consolidation

The Condensed Consolidated Financial Statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities (“VIE”) in which the Company is the primary beneficiary. The Company adopted the new consolidation accounting guidance, which was effective as of January 1, 2010.  This guidance has changed the criteria for consolidation of VIEs and removed a preexisting consolidation exception for qualified special purpose entities, such as certain securitization vehicles. The amended guidance requires a qualitative, rather than quantitative assessment of when a VIE should be consolidated. The primary beneficiary is defined as the entity that (i) directly controls the activities that have the most significant impact the entity’s economic performance, and (ii) has the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.  The Company has historically consolidated four VIEs as further discussed below, and the adoption of the new accounting guidance did not impact the accounting for these entities.  All significant intercompany balances and transactions have been eliminated.  Entities which the Company does not control and entities which are VIEs, but where the Company is not the primary beneficiary, are accounted for under the equity method or as investments in CMBS.

Variable Interest Entities

The following is a summary of the Company’s involvement with VIEs as of March 31, 2010:

	Company carrying value-assets		Company carrying value- liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Real estate investments, net	$43,001		$41,513	$43,001	$41,513
Collateralized debt obligations	2,569,416		2,815,047	3,031,601	3,100,780
	$2,612,417		$2,856,560	$3,074,602	$3,142,293
Unconsolidated VIEs
Investment in joint ventures	$102,903		$-	$431,014	$206,506
CMBS-controlling class	17,565	(1)	-	921,654	921,654
	$120,468		$-	$1,352,668	$1,128,160

(1) CMBS are assets held by the collateralized debt obligations classified on the Condensed Consolidated Balance Sheet as an Asset of Consolidated Variable Interest Entities.

Consolidated VIEs

As of March 31, 2010, the Condensed Consolidated Balance Sheet includes $2,612,417 of assets and $2,856,560 of liabilities related to four consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, the Company’s net exposure to loss from investments in these entities is limited to $1,488.

Real Estate Investments, Net

The Company, through its acquisition of American Financial on April 1, 2008, obtained a wholly-owned interest of First States Investors 801 GP II, LLC and First States Investors 801, L.P. which owns the 0.51% and 88.4% general partnership interests in 801 Market Street Holdings, L.P., or Holdings, for the purpose of owning and leasing a condominium interest located at 801 Market Street, Philadelphia, Pennsylvania.  The original acquisition of the condominium interest was financed with a $42,904 non-recourse mortgage loan held by Holdings.  The loan bears interest at a fixed rate of 6.17% and matures in 2013.  Excluding the lien placed on the property by the mortgage lender, there are no other restrictions on the assets of Holdings.  The Company does not have any arrangements to provide additional financial support to Holdings.  The Company’s share of the net income of Holdings totals $374, and the cash flows from the real estate investment is insignificant compared to the cash flow of the Company.  The Company manages the real estate investment and has control of major operational decisions and therefore has concluded that it is the primary beneficiary of the real estate investment.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

Collateralized Debt Obligations

The Company currently consolidates three collateralized debt obligations, or CDOs, which are VIEs.  These CDOs invest in commercial real estate debt instruments, the majority of which the Company originated within the CDOs, and are financed by the debt and equity issued. The Company is named as collateral manager of all three CDOs. As a result of consolidation, the Company’s subordinate debt and equity ownership interests in these CDOs have been eliminated, and the Condensed Consolidated Balance Sheet reflects both the assets held and debt issued by these CDOs to third parties. Similarly, the operating results and cash flows include the gross amounts related to the assets and liabilities of the CDOs, as opposed to the Company’s net economic interests in these CDOs.  Refer to Note 7 for further discussion of fees earned related to the management of the CDOs.

The Company’s interest in the assets held by these CDOs is restricted by the structural provisions of these entities, and the recovery of these assets will be limited by the CDOs’ distribution provisions, which are subject to change due to non-compliance with covenants, which are described further in Note 7. The liabilities of the CDO trusts are non-recourse, and can generally only be satisfied from the respective asset pool of each CDO.

The Company is not obligated to provide any financial support to these CDOs. As of March 31, 2010, the Company has no exposure to loss as a result of the investment in these CDOs.  Since the Company is the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, the Company has concluded that it is the primary beneficiary of the CDOs.

Unconsolidated VIEs

Investment in Commercial Mortgage-Backed Securities

The Company has investments in CMBS, which are considered to be VIE’s.  These securities were acquired through investment, and are comprised of primarily securities that were originally investment grade securities, and do not represent a securitization or other transfer of the Company’s assets. The Company is not named as the special servicer or collateral manager of these investments, except as discussed further below.

The Company is not obligated to provide, nor has it provided, any financial support to these entities. The majority of the Company’s securities portfolio, with an aggregate face amount of $1,214,415, is financed by the Company’s CDOs, and the Company’s exposure to loss is therefore limited to its interests in these consolidated entities described above. The Company has not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, the Company does not directly control the activities that most significantly impact the VIEs economic performance.

The Company further analyzed its investment in controlling class CMBS to determine if it was the primary beneficiary.  At March 31, 2010, the Company owned securities of three controlling class CMBS trusts, including a non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, with a carrying value of $17,565. The total par amounts of CMBS issued by the three CMBS trusts was $921,654.

The Trust is a resecuritization of approximately $634,000 of CMBS originally rated AA through BB.  The Company purchased a portion of the below investment securities, totaling approximately $27,300. The Manager is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. The Company has determined that it is the non-transferor sponsor of the Trust.  As collateral administrator, the Manager has the right to purchase defaulted securities from the Trust at fair value if very specific triggers have been reached.  The Company has no other rights or obligations that could impact the economics of the Trust and therefore has concluded that it is not the primary beneficiary.   The Manager can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. Neither the Company nor the Manager have any on-going financial obligations, including advancing, funding or purchasing collateral in the Trust.

At March 31, 2010, the Company’s maximum exposure to loss as a result of its investment in these CMBS trusts totaled $17,565, which equals the book value of these investments as of March 31, 2010.

Investment in Unconsolidated Joint Ventures

In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $32,909 and $31,567, respectively. The Company is required to make additional capital contributions to the entity to supplement the entities operational cash flow needs.  The Company is not the managing member and has no control over the decisions that most impact the economics of the entity and therefore has concluded that it is not the primary beneficiary of the VIE.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $47,217 and $45,659, respectively. The Company is required to make additional capital contributions to the entity to supplement the entity’s operational cash flow needs.  The Company is not the managing member and has no control over the decisions that most impact the economics of the entity and therefore has concluded that it is not the primary beneficiary of the VIE.

In April 2008, the Company acquired via a deed-in-lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York.  As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $22,777 and $23,820, respectively.   The Company is required to make additional capital contributions to the entity to supplement the entity’s operational cash flow needs.  While the Company is the managing member of this entity, the Company’s joint venture partner has significant participating rights surrounding the establishment and execution of the entity’s business plan.  As a result the Company has concluded that it is not the primary beneficiary of this entity.

Unless otherwise noted, the Company is not obligated to provide, nor has the Company provided, any financial support to these entities.  The Company’s maximum exposure to loss as a result of its investment in these entities is limited to the book value of these investments as of March 31, 2010 and any further contributions required to enable the VIEs to meet operating cash flow needs.  The Company’s accounting for unconsolidated joint ventures is further disclosed in Note 6.

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

The Company also reviews the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose for assets held for sale. These assessments are recorded as an impairment in the consolidated statement of income in the period the determination is made.  The Company allocates the purchase price of real estate to land, building, improvements and intangibles, such as the value of above- and below-market leases and origination costs associated with the leases in-place at the acquisition date. The Company depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from one to 40 years. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term of the respective lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). The Company assesses fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

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

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are both protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of March 31, 2010 and December 31, 2009, the Company had investments of $109,567 and $108,465 in unconsolidated joint ventures, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at March 31, 2010 consists of $113,990 on deposit with the trustee of the Company’s CDOs. The remaining balance consists of $67,990 held as collateral for letters of credit, $2,532 of interest reserves held on behalf of borrowers and $74,452 which represents amounts escrowed pursuant to mortgage agreements securing the Company’s real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Assets Held for Sale

Real Estate and CTL Investments Held for Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as ‘discontinued operations.’ As of March 31, 2010, and December 31, 2009, the Company had real estate investments held for sale of $641 and $841, respectively.

Loans and Other Lending Investments Held For Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of March 31, 2010 and December 31, 2009, the Company had no loans and other lending investments designated as held for sale.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

Commercial Mortgage-Backed Securities

The Company designates its CMBS investments on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the Condensed Consolidated Statements of Operations using the level yield method. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected, discounted at the investment’s current yield, and is charged against earnings on the Condensed Consolidated Statements of Operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the consolidated balance sheet. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In November 2007, subsequent to financing the Company’s CMBS investments in its CDOs, the Company redesignated all of its available-for-sale CMBS investments with a book value of approximately $43,600 to held-to-maturity. As of March 31, 2010 and December 31, 2009, the amortization of unrealized loss on the redesignated CMBS investments included in other comprehensive income (loss) was $3,167 and $3,906, respectively.

On a quarterly basis, when it is probable that the Company will be unable to collect all contractual payments due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting charge against earnings and a new cost basis is established. The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income. During the three months ended March 31, 2010, the Company recognized an other-than-temporary impairment of $12,326 due to an adverse change in expected cash flows related to credit losses for six CMBS investments which are recorded in impairment on loans held for sale and CMBS in the Company’s Condensed Consolidated Statement of Operations. No other-than-temporary impairments were recognized during the three months ended March 31, 2009.

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

Pledged Government Securities

The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. The Company does not intend to sell the securities and believes it is more likely than not that it will realize the full amortized cost basis of the securities over their remaining life. These securities had a carrying value of $96,168 and $97,286, a fair value of $98,276 and $98,832 and unrealized gains of $2,108 and $1,545 at March 31, 2010 and December 31, 2009, respectively, and have maturities that extend through November 2013.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of March 31, 2010 and December 31, 2009, were $7,832 and $8,172, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the Condensed Consolidated Statements of Operations.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

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

Intangible assets and acquired lease obligations consist of the following:

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

	March 31, 2010	December 31, 2009
Intangible assets:
In-place leases, net of accumulated amortization of $82,260 and $70,363	$351,729	$363,655
Above-market leases, net of accumulated amortization of $25,453 and $22,601	83,971	86,823
Amounts related to assets held for sale, net of accumulated amortization of $7 and $6	(41)	(42)
Total intangible assets	$435,659	$450,436

Intangible liabilities:
Below-market leases, net of accumulated amortization of $163,948 and $144,261	$751,066	$770,839
Amounts related to assets held for sale, net of accumulated amortization of $10 and $8	(57)	(58)
Total intangible liabilities	$751,009	$770,781

Deferred Costs

Deferred costs include deferred financing costs that represent commitment and extension fees, legal and other third party costs associated with obtaining or extending commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected as interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Deferred costs also consist of fees and direct costs incurred to originate new investments and are amortized using the effective yield method over the related term of the investment.

The Company has deferred certain expenditures related to the leasing of certain properties. Direct costs of leasing, including external broker commissions and internally capitalized payroll costs associated with leasing activities, are deferred and amortized over the terms of the underlying leases.

Valuation of Financial Instruments

ASC 820-10, “Fair Value Measurements and Disclosures,” which among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and will require a lesser degree of judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment to be utilized in measuring fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability is inversely correlated with the degree of judgment utilized in measuring the fair value of financial instruments. Less judgment is utilized in measuring fair value of financial instruments, that have readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Impacted by a number of factors, pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.

The three broad levels defined are as follows:

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

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

The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At March 31, 2010, the Company had one second lien loan, one third lien loan and one mezzanine loan with an aggregate carrying value of $0, which were classified as non-performing. At December 31, 2009, the Company had three first mortgage loans with an aggregate carrying value of $55,122, four mezzanine loans with a carrying value of $319, one second lien loan with the carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

The Company classifies loans as sub-performing if they are materially not performing in accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At March 31, 2010, the Company had four first mortgage loans with an aggregate carrying value of $94,817 classified as sub-performing. At December 31, 2009, four first mortgage loans with a total carrying value of $160,212 were classified as sub-performing.

Reserve for Loan Losses

Specific valuation allowances are established for loan losses on loans in instances where it is deemed probable that the Company may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. The reserve is increased through the provision for loan losses on the Condensed Consolidated Statements of Operations and is decreased by charge-offs when losses are realized through sale, foreclosure, or when significant collection efforts have ceased.

The Company considers the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment), and compares it to the carrying value of the loan. The determination of the estimated fair value is based on the key characteristics including collateral type, collateral location, quality and prospects of the sponsor, the amount and status of any senior debt, and other factors. The Company also includes the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates. The Company also considers if the loans terms have been modified in a troubled debt restructuring. Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the carrying value at the balance sheet date.

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb losses. During the three months ended March 31, 2010, the Company incurred charge-offs totaling $54,310 relating to realized losses on four loans. During the year ended December 31, 2009, the Company incurred charge-offs totaling $188,574 relating to realized losses on 16 loans. The Company maintained a reserve for loan losses of $405,052 against 22 separate investments with a carrying value of $538,332 as of March 31, 2010, and a reserve for loan losses of $418,202 against 23 investments with a carrying value of $536,455 as of December 31, 2009.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying consolidated balance sheet as of March 31, 2010 and December 31, 2009 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

Stock Based Compensation Plans

The Company has a stock-based compensation plan, described more fully in Note 14. The Company uses the Black-Scholes option-pricing model to estimate the fair value of a stock option award.  This model requires inputs such as expected term, expected volatility, and risk-free interest rate.   Further, the forfeiture rate also impacts the amount of aggregate compensation cost.  These inputs are highly subjective and generally require significant analysis and judgment to develop.

Prior to the termination of the management agreement in April 2009, the Company determined fair value of the stock options granted to employees of the Manager who provided services to the Company, using a mark-to-market model.  In April 2009, the Company completed the internalization of management through the direct acquisition of the Manager. Stock option awards were re-valued at the date of the internalization and such value will be amortized over the remaining vesting period of the award for employees that remained with the Manager.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period.

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2010 and 2009:

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

	2010	2009
Dividend yield	5.7%	14.0%
Expected life of option	5.0 years	5.0 years
Risk free interest rate	2.65%	1.72%
Expected stock price volatility	75.0%	90.0%

Incentive Distribution (Class B Limited Partner Interest)

Prior to the internalization, the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of the Operating Partnership) exceed the product of the Company’s weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts became probable and reasonably estimable in accordance with the partnership agreement. These cash distributions reduced the amount of cash available for distribution to the common unit holders in the Operating Partnership and to the Company’s common stockholders. In October 2008, the Company entered into a letter agreement with the Class B limited partners to provide that the starting January 1, 2009, the incentive distribution could be paid, at the Company’s option, in cash or shares of common stock. In April 2009, the Company completed the internalization of its management through the direct acquisition of the Manager from SL Green. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Class B limited partner interests have been cancelled. No incentive distribution was earned for the three months ended March 31, 2010 and 2009.

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following established risk management policies and procedures, including the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to hedge the cash flow variability caused by interest rate fluctuations of its liabilities. Each of the Company’s CDOs maintain a minimum amount of allowable unhedged interest rate risk. The 2005 CDO permits 20% of the net outstanding principal balance and the 2006 CDO and the 2007 CDO permit 5% of the net outstanding principal balance to be unhedged.  The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company uses a variety of commonly used derivative products that are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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
March 31, 2010
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

For the three months ended March 31, 2010, and 2009, the Company recorded $38 and $2,267 of income tax expense, respectively. Included in tax expense for the three months ended March 31, 2010 and 2009 is $0 and $2,100 of state income taxes on the gain of extinguishment of debt of $7,740 and $107,299, respectively.  Under federal tax law, the Company is allowed to defer this gain until 2014; however, not all states follow this federal rule.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions. The Company performs ongoing analysis of credit risk concentrations in its loans and other lending investments portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics.

Four investments accounted for approximately 22.4% of the total carrying value of the Company’s debt investments as of March 31, 2010 compared to four investments which accounted for approximately 20.8% of the total carrying value of the Company’s debt investments as of December 31, 2009. Six investments accounted for approximately 17.3% of the revenue earned on the Company’s debt investments for the three months ended March 31, 2010, compared to six investments which accounted for approximately 20.5% of the revenue earned on the Company’s debt investments for the three months ended March 31, 2009. The largest sponsor accounted for approximately 10.6% and 9.5% of the total carrying value of the Company’s debt investments as of March 31, 2010 and December 31, 2009, respectively. The largest sponsor accounted for approximately 5.0% of the revenue earned on the Company’s debt investments for the quarter ended March 31, 2010, compared to approximately 5.1% of the revenue earned on the Company’s debt investments for the three months ended March 31, 2009.

Additionally, two tenants, Bank of America and Wells Fargo, accounted for approximately 40.4% and 15.4% of the Company’s rental income for the three months ended March 31, 2010, respectively.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued guidance on other-than-temporary-impairments that amends the impairment guidance relating to certain debt securities and required a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. The Company adopted this standard effective April 1, 2009. Adoption of the new guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued clarifying guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. The Company adopted this new accounting standard effective April 1, 2009. Adoption of the new guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

In April 2009, the FASB issued guidance that required that an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. The Company adopted this new accounting standard effective January 1, 2009. Adoption of the new guidance did not have a material impact on the Condensed Consolidated Financial Statements.

In May 2009, the FASB issued new guidance that incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards relative to the reporting of subsequent events, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new guidance, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. The Company adopted this standard effective beginning in April 1, 2009. In February 2010, the FASB issued an Accounting Standards Update (ASU) clarifying the application of this guidance to entities, specifying that if an entity is an SEC filer then it should evaluate subsequent events through the date the financial statements are available to be issued. Additionally the ASU incorporates a definition of an SEC filer and states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The Company has applied this update to its financial statements for the period ended March 31, 2010.

In June 2009, the FASB amended the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard is effective January 1, 2010. Adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard is effective January 1, 2010. Adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In January 2010, the FASB amended guidance to require a number of additional disclosures regarding fair value measurements.  Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company has determined the adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

3. Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company’s loans, other lending investments and CMBS investments as of March 31, 2010 and December 31, 2009, were as follows:

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

			Allocation by		Fixed Rate:		Floating Rate: Average Spread over
	Carrying Value (1)		Investment Type		Average Yield		LIBOR (2)
	2010	2009	2010	2009	2010	2009	2010	2009
Whole loans floating rate	$721,406	$830,617	58.4%	60.2%	—	—	358 bps	454 bps
Whole loans, fixed rate	122,756	122,846	9.9%	8.9%	6.56%	6.89%	—	—
Subordinate interests in whole loans, floating rate	76,035	76,331	6.2%	5.5%	—	—	293 bps	246 bps
Subordinate interests in whole loans, fixed rate	41,519	44,988	3.4%	3.2%	6.12%	7.46%	—	—
Mezzanine loans, floating rate	154,374	190,668	12.5%	13.7%	—	—	540 bps	577 bps
Mezzanine loans, fixed rate	86,539	85,898	7.0%	6.2%	10.69%	8.08%	—	—
Preferred equity, floating rate	28,259	28,228	2.3%	2.0%	—	—	326 bps	1,064 bps
Preferred equity, fixed rate	4,261	4,256	0.3%	0.3%	7.21%	7.23%	—	—
Subtotal/ Weighted average	1,235,149	1,383,832	100.0%	100.0%	7.90%	7.39%	381 bps	476 bps
CMBS, floating rate	56,392	67,876	5.7%	6.9%	—	—	243 bps	254 bps
CMBS, fixed rate	936,507	916,833	94.3%	93.1%	8.02%	7.84%	—	—
Subtotal/ Weighted average	992,899	984,709	100.0%	100.0%	8.02%	7.84%	243 bps	254 bps

Total	$2,228,048	$2,368,541	100.0%	100.0%	7.99%	7.74%	373 bps	463 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

As of March 31, 2010, the Company’s loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing		Current Carrying Value (In thousands)		% of Total
2010 (April 1 - December 31)	15	(1)	$364,516		29.5%
2011	22		475,316		38.5%
2012	6		165,401		13.4%
2013	—		—		—%
2014	2		58,116		4.7%
Thereafter	9		171,800		13.9%
Total	54		$1,235,149		100.0%

Weighted average maturity			1.9 years	(2)

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

(1)	Of the loans maturing in 2010, 13 investments with a carrying value of $290,705 have extension options, which may be subject to performance criteria.

(2)
The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the three months ended March 31, 2010 and 2009, the Company’s investment income from loans, other lending investments and CMBS investments, was generated by the following investment types:

	Three months ended March 31, 2010		Three months ended March 31, 2009
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$16,856	38.1%	$23,026	43.5%
Subordinate interests in whole loans	693	1.6%	941	1.8%
Mezzanine loans	7,061	16.0%	13,858	26.2%
Preferred equity	671	1.5%	332	0.6%
CMBS	18,970	42.8%	14,777	27.9%
Total	$44,251	100.0%	$52,934	100.0%

At March 31, 2010 and December 31, 2009, the Company’s loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	March 31, 2010		December 31, 2009
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$565,031	45.7%	$638,937	46.2%
West	311,637	25.2%	347,531	25.1%
South	123,747	10.0%	132,961	9.6%
Mid-Atlantic	127,913	10.4%	127,872	9.2%
Southwest	45,820	3.7%	71,960	5.2%
Various (1)	38,941	3.2%	42,406	3.1%
Midwest	22,060	1.8%	22,165	1.6%
Total	$1,235,149	100.0%	$1,383,832	100.0%

(1)	Includes interest-only strips and a defeased loan.

At March 31, 2010 and December 31, 2009, the Company’s loans and other lending investments, excluding CMBS investments, by property type were as follows:

	March 31, 2010		December 31, 2009
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$616,031	49.9%	$644,720	46.6%
Hotel	190,474	15.4%	220,385	15.9%
Land - Commercial	77,133	6.2%	88,975	6.4%
Multifamily	148,575	12.0%	167,300	12.1%
Retail	107,211	8.7%	107,115	7.7%
Condo	17,295	1.4%	53,475	3.9%
Industrial	24,223	2.0%	24,203	1.8%
Land - Residential	-	0.0%	17,196	1.2%
Mixed-Use	48,082	3.9%	50,842	3.7%
Other (1)	6,125	0.5%	9,621	0.7%
Total	$1,235,149	100.0%	$1,383,832	100.0%

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

(1)	Includes interest-only strips, a defeased loan and a loan to one sponsor secured by the equity interests in seven properties.

The Company recorded provisions for loan losses of $41,160 and $52,771 for the three months ended March 31, 2010 and 2009, respectively. These provisions represent increases in loan loss reserves based on management’s estimates considering delinquencies, loss experience, presence or absence of credit enhancement to the Company’s debt investment and collateral quality by individual asset or category of asset.

For the three months ended March 31, 2010, the Company incurred charge-offs of $54,310 related to realized losses on four loan investments. During the year ended December 31, 2009, the Company incurred charge-offs totaling $188,574 related to 16 loan investments.

The interest income recognized from impaired loans during the time within the financial statement period that they were impaired was $12,568 and $9,691 for the three months ended March 31, 2010 and 2009, respectively.

Changes in the reserve for loan losses were as follows:

Reserve for loan losses, December 31, 2008	$88,992
Additional provision for loan losses	517,784
Charge-offs	(188,574)
Reserve for loan losses, December 31, 2009	418,202
Additional provision for loan losses	41,160
Charge-offs	(54,310)
Reserve for loan losses, March 31, 2010	$405,052

The following is a summary of the Company’s CMBS investments at March 31, 2010:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	9	$81,664	$56,392	$164	$(10,488)	$46,067
Fixed rate CMBS	95	1,132,751	936,507	44,227	(376,375)	604,359
Total	104	$1,214,415	$992,899	$44,391	$(386,863)	$650,426

The following is a summary of the Company’s CMBS investments at December 31, 2009:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	9	$81,664	$67,876	$—	$(25,512)	$42,364
Fixed rate CMBS	90	1,096,968	916,833	30,662	(433,465)	514,031
Total	99	$1,178,632	$984,709	$30,662	$(458,977)	$556,395

As of March 31, 2010, the Company’s CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value	Percent of Total Carrying Value	Current Fair Value	Percent of Total Fair Value
Less than 1 year	1	$13,800	1.4%	$13,300	2.0%
1 - 5 years	6	81,384	8.2%	60,971	9.4%
6 - 10 years	95	891,814	89.8%	575,939	88.6%
Thereafter	2	5,901	0.6%	216	—%
Total	104	$992,899	100.0%	$650,426	100.0%

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

The following is a summary of the underlying credit ratings of the Company’s CMBS investments at March 31, 2010 and December 31, 2009 (for split-rated securities, the higher rating was used):

	March 31, 2010		December 31, 2009
	Book Value	Percentage	Book Value	Percentage
AAA	$73,852	7.4%	$111,902	11.4%
AA+	13,800	1.4%	13,701	1.4%
AA	139,855	14.1%	139,449	14.2%
AA-	26,363	2.7%	25,967	2.6%
A+	104,352	10.5%	84,214	8.6%
A	180,620	18.2%	219,563	22.4%
A-	29,457	3.0%	29,441	3.0%
BBB	146,469	14.7%	79,231	8.0%
BBB-	135,235	13.6%	93,626	9.5%
BB+	55,599	5.6%	55,606	5.6%
BB	65,224	6.5%	100,631	10.2%
B	3,690	0.4%	1,477	0.1%
B-	818	0.1%	932	0.1%
CCC	1,207	0.1%	12,164	1.2%
CCC-	10,457	1.1%	6,374	0.6%
C	-	-	4,644	0.5%
D	5,901	0.6%	5,787	0.6%
Not rated	-	-	-	-
Total	$992,899	100.0%	$984,709	100.0%

The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment.  As of March 31, 2010 and December 31, 2009, all of the Company’s CMBS investments with an unrealized loss (the carrying value is in excess of the market value) have been in a continuous loss position for 12 months or longer. The Company’s unrealized losses are primarily the result of market factors other than credit impairment.  Credit impairment is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there has been an adverse change in expected cash flows related to credit losses for six CMBS investments. Therefore, the Company recognized an other-than-temporary impairment of $12,326 during the three months ended March 31, 2010 that was recorded as an impairment in the Company’s Condensed Consolidated Statement of Operations.  No other-than-temporary impairments were recognized during the three months ended March 31, 2009. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans, and (ii) current subordination levels for individual loans which serve as collateral under the Company’s securities, and (iii) current subordination levels for the securities themselves. The Company’s assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company’s ability and intent to hold its CMBS investments to maturity, at which point the Company expects to recover book value, is the basis for its conclusion the remainder of these investments are not other-than-temporarily impaired, despite the difference between the carrying value and the fair value. The Company has considered rating downgrades in its evaluation and apart from the six bonds noted above, it believes that the book value of its CMBS investments is recoverable at March 31, 2010. The Company attributes the current difference between carrying value and market value to current market conditions including a decrease in demand for structured financial products and commercial real estate. The Company has concluded that it does not intend to sell these securities and it is not more likely than not it will be required to sell the securities before recovering the amortized cost basis.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

In connection with a preferred equity investment which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company was previously a preferred equity investor, in the event of a borrower default under such loan. The loan matures in 2032. This guarantee in the event of a borrower default under such loan is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income is recorded. The Company’s maximum exposure under this guarantee is approximately $1,381 as of March 31, 2010. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

4. Acquisitions

GKK Manager LLC

On April 24, 2009, in connection with the Company’s internalization of the Manager, the Company and the Operating Partnership entered into a securities transfer agreement with SL Green OP, GKK Manager Member Corp., or Manager Corp, and SL Green, pursuant to which (i) SL Green OP and Manager Corp agreed to transfer to the Operating Partnership, membership interests in the Manager and (ii) SL Green OP agreed to transfer to the Operating Partnership its Class B limited partner interests in the Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contained standard representations, warranties, covenants and indemnities.

5. Dispositions and Assets Held for Sale

During the three months ended March 31, 2010, the Company sold seven properties and one sub-parcel, for net sales proceeds of $16,272. The Company sold 25 properties, for net sale proceeds of $39,707 during the three months ended March 31, 2009. The sales transactions resulted in gains totaling $1,041 and $573 for the three months ended March 31, 2010 and 2009, respectively.

The Company separately classifies properties held for sale in the consolidated balance sheets and consolidated statements of operations. In the normal course of business, the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held for sale or classify a property that was designated as held for sale back to held for investment. During the year ended December 31, 2009, the Company reclassified 69 properties, with a total carrying value of $37,174, previously identified as held for sale to held for investment. Each property was impaired to value it at the lesser of (i) fair value as the date of transfer, or (ii) its carrying value before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment.

The Company classified two properties as held for sale as of both March 31, 2010 and December 31, 2009.  The following table summarizes information for these properties:

	March 31, 2010	December 31, 2009
Assets held for sale:
Real estate investments, at cost:
Land	$292	$279
Building and improvement	306	565
Total real estate investments, at cost	598	844
Less: accumulated depreciation	(6)	(6)
Real estate investments held for sale, net	592	838
Accrued interest and receivables	1	(35)
Acquired lease asets, net of accumulated amortization	41	42
Other Assets	7	(4)
Total assets held for sale	641	841

Liabilities related to assets held for sale:
Accrued expenses	36	55
Deferred revenue	170	125
Below market lease liabilities, net of accumulated amortization	57	58
Total liabilities related to assets held for sale:	263	238
Net assets held for sale	$378	$603

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

The following operating results of the assets held for sale as of March 31, 2010, and the assets sold during the three months ended March 31, 2010, and 2009 are included in discontinued operations for all periods presented:

	Three months ended March 31,
	2010	2009
Operating Results:
Revenues	$191	$5,997
Operating expenses	(494)	(6,160)
Interest expense	-	(639)
Depreciation and amortization	(10)	(753)
Equity in net income from unconsolidated joint venture	-	(364)
Net loss from operations	(313)	(1,919)
Net gains from disposals	1,041	573
Net income (loss) from discontinued operations	$728	$(1,346)

Subsequent to March 31, 2010, the Company entered into agreements of sale on two properties totaling approximately $1,730 on properties with a total carrying value of $1,531 as of March 31, 2010, and net income of $21 for the three months ended March 31, 2010.

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

6. Investments in Unconsolidated Joint Ventures

200 Franklin Square Drive, Somerset, New Jersey

The Company owns a 25% interest in an equity owner and a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc, a wholly-owned subsidiary of Royal Phillips Electronics through December 2021. The acquisition was financed with a $41,000 ten-year fixed rate mortgage loan. As of March 31, 2010 and December 31, 2009, the investment has a carrying value of $935 and $997, respectively. The Company recorded its pro rata share of net income of the joint venture of $30 and $30 for the three months ended March 31, 2010, and 2009, respectively.

101 S. Marengo Avenue, Pasadena, California

In November 2005, the Company closed on the purchase of a 50% interest in an office building in Pasadena, CA. The Company also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which was net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, ten-year fixed-rate first mortgage loan. The Company sold its 50% interest in April 2009 for a gain of $6,317. For the three months ended March 31, 2009, the Company recorded its pro rata share of net losses of the joint ventures of $364, within discontinued operations.

2 Herald Square, New York, New York

In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $32,909 and $31,567, respectively. For the three months ended March 31, 2010 and 2009, the Company recorded its pro rata share of net income of $1,263 and $1,263, respectively.

885 Third Avenue, New York, New York

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which the Lipstick Building is situated. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $47,217  and $45,659, respectively. The Company recorded its pro rata share of net income of $1,523 and $1,519 for the three months ended March 31, 2010 and 2009, respectively.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

Citizens Portfolio

The Company, through its acquisition of American Financial on April 1, 2008, obtained an interest in a joint venture with UBS. The joint venture, as of March 31, 2010, owns and manages 54 bank branches totaling approximately 251,000 square feet. These properties are subject to a mortgage note with a balance of $67,078 as of March 31, 2010.   These branches are fully occupied, on a triple-net basis, by Citizens Bank, N.A. and Charter One Bank, N.A., two bank subsidiaries of Citizens Financial. As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $5,729 and $6,386 respectively. The Company recorded its pro rata share of net loss of $657 and $641 for the three months ended March 31, 2010 and 2009, respectively.

Whiteface, Lake Placid, New York

In April 2008, the Company acquired via a deed-in-lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York.  As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $22,777 and $23,820, respectively.  The Company recorded its pro rata share of net loss of $1,043 and net income of $41 for the three months ended March 31, 2010 and 2009, respectively.

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

In connection with the closing of the Company’s first CDO in July 2005, pursuant to the collateral management agreement, the Manager agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral management agreement for the Company’s 2006 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral management agreement for the Company’s 2007 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to (i) 0.05% per annum of the aggregate principal balance of the CMBS securities, (ii) 0.10% per annum of the aggregate principal balance of loans, preferred equity securities, cash and certain defaulted securities, and (iii) a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the aggregate principal balance of the loans, preferred equity securities, cash and certain defaulted securities.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

The Company retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO. The Issuers and Co-Issuers in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral using cash generated by debt investments that are repaid during the reinvestment periods which expire in July 2010, July 2011 and August 2012 for the 2005, 2006 and 2007 CDO, respectively.  Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as debt investments are repaid or otherwise resolved. The financial statements of the Issuer of each CDO are consolidated in the Company’s financial statements. The securities originally rated as investment grade at time of issuance are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the securities originally rated as investment grade in each CDO were used to repay substantially all outstanding debt under the Company’s repurchase agreements and to fund additional investments. Loans and other investments are owned by the Issuers and the Co-Issuers, serve as collateral for the Company’s CDO securities, and the income generated from these investments is used to fund interest obligations of the Company’s CDO securities and the remaining income, if any, is retained by the Company. The CDO indentures contain minimum interest coverage and asset over collateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained in its CDOs and to receive the subordinate collateral management fee earned. If some or all of the Company’s CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and the Company may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of the April 2010 distribution date, the Company’s 2006 CDO was in compliance with its interest coverage and asset over collateralization covenants, however the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO to fall out of compliance. The Company’s 2005 CDO failed its overcollateralization test at the April 2010 distribution date and its 2007 CDO failed its overcollaterization test at the November 2009 and February 2010 distribution dates.

During the three months ended March 31, 2010, the Company repurchased, at a discount, $19,000 of notes previously issued by one of the Company’s three CDOs. The Company recorded a net gain on the early extinguishment of debt of $7,740 for the three months ended March 31, 2010.

8. Debt Obligations

Term Loan, Credit Facility and Repurchase Facility

The facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility in 2004, and was subsequently increased to $500,000 effective April 2005. In June 2007, the facility was modified further by reducing the credit spreads. In July 2008, the original facility was terminated and a new facility was executed with Wachovia to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving credit facility equal to $100,000 with a credit spread of 242.5 basis points. The term of the credit facility was two years and the Company could have extended the term for an additional twelve-month period if certain conditions were met. In April 2009, the Company entered into an amendment with Wachovia, pursuant to which the maturity date of the credit facility was extended to March 31, 2011. The amendment also eliminated all financial covenants, eliminated Wachovia’s right to impose future margin calls, reduced the recourse guarantee to be no more than $10,000, and eliminated cross default provisions with respect to the Company’s other indebtedness. The Company made a $13,000 deposit and provided other credit support to backstop letters of credit Wachovia issued in connection with the Company’s mortgage debt obligations of certain of the Company’s subsidiaries. The Company also agreed to attempt to divest of certain loan investments in the future in order to further deleverage the credit facility and to forego additional borrowing under the facility. In December 2009, the Company entered into a termination agreement with Wachovia, to settle and satisfy in full the pre-existing loan obligation of $44,542 under the secured term loan and credit facility. The Company made a one-time cash payment of $22,500 and executed and delivered to Wachovia a subordinate participation interest in the Company’s 50% interest in one of the four mezzanine loans formerly pledged under the credit agreement. Upon termination, all of the security interests and liens in favor of Wachovia under the credit agreement were released.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

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

Unsecured Credit Facility

In May 2006, the Company closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option. In June 2007, the facility was increased to $175,000. The facility was supported by a negative pledge of an identified asset base. In March 2009, the Company entered into an amendment and compromise agreement with KeyBank to settle and satisfy the loan obligations at a discount for a current cash payment of $45,000, and a future cash payment in a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities in the Company’s CDOs. The remaining balance of $85 in potential cash distribution was recorded in other liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2009 and was fully paid in January 2010. The Company recorded a net gain on extinguishment of debt of $107,229 as a result of to this agreement.

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of March 31, 2010, 962 (including 54 properties held by an unconsolidated joint venture) of the Company’s real estate investments were encumbered with mortgage and mezzanine loans with a cumulative outstanding balance of $2,290,231. The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. The Company was in compliance with these ratios as of March 31, 2010 and December 31, 2009. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis.

Certain of the Company’s mortgage notes payable related to assets held for sale contain provisions that require the Company to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

Goldman Mortgage Loan

On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into the Goldman Mortgage Loan with GSCMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Borrowers and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee, during the first six months payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement described below was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The Company has accrued interest of $253 and $253 and borrowings of $241,324 and $241,324 as of March 31, 2010 and December 31, 2009, respectively.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

In March 2010, the Company extended the maturity date of the Goldman Mortgage Loan to March 2011, and amended certain terms of the loan agreement, including, among others, (i) a prohibition on distributions from the Goldman Loan Borrowers to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Goldman Mortgage Loan extension term, and (iii) within 90 days after the first day of the Goldman Mortgage Loan extension term, delivery by the Goldman Loan Borrowers to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Goldman Mortgage Loan.

Secured Term Loan

On April 1, 2008, First States Investors 3300 B, L.P., an indirect wholly-owned subsidiary of the Company, or the PB Loan Borrower, entered into a loan agreement, or the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000, or the PB Loan in part to refinance a portion of a portfolio of American Financial’s properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. The Company had accrued interest of $380 and $418 and borrowings of $234,851 and $234,851 as of March 31, 2010 and December 31, 2009 respectively.

The PB Loan requires the Company to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

The PB Loan Agreement contains certain covenants relating to liquidity and tangible net worth. As of March 31, 2010 and December 31, 2009, the Company was in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which, an indirect wholly-owned subsidiary of the Company, is the mortgagor. In August 2008, the Goldman Mezzanine Loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders, and the Senior Mezzanine Loan was assigned to KBS.  Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR, the Senior Mezzanine Loan bears interest at 5.20% over LIBOR and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loan. The Goldman Mezzanine Loans encumber all properties held by Gramercy Realty. The Company has accrued interest of $1,453 and $1,455 and borrowings of $552,989 and $553,522 as of March 31, 2010 and December 31, 2009, respectively.

In March 2010, the Company extended the maturity date of the Goldman Mezzanine Loans to March 2011, and amended certain terms of the Senior Mezzanine Loan agreement and the Junior Mezzanine Loan agreement, including, among others, with respect to the Senior Mezzanine Loan agreement, (i) a prohibition on distributions from the Senior Mezzanine Loan borrowers to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Senior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to KBS, and (iii) within 90 days after the first day of the Senior Mezzanine Loan extension term, delivery by the Senior Mezzanine Loan borrowers  to KBS of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Senior Mezzanine Loan, and with respect to the Junior Mezzanine Loan agreement, (i) a prohibition on distributions from the Junior Mezzanine Loan borrower to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Junior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to GSMC, Citicorp and SL Green, and (iii) within 90 days after the first day of the Junior Mezzanine Loan extension term, delivery by the Junior Mezzanine Loan borrower to GSMC, Citicorp and SLG of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Junior Mezzanine Loan.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

The following is a summary of first mortgage loans as of March 31, 2010:

	Encumbered Properties	Balance		Interest Rate	Maturity Date
Fixed-rate mortgages	474	$1,246,211	(1)	5.06% to 8.29%	August 2010 to September 2023
Variable-rate mortgages	239	476,175		1.88% to 6.23%	March 2011 to April 2013
Total mortgage notes payable	713	1,722,386
Above-/below-market interest		14,856
Balance, March 31, 2010	713	$1,737,242

(1)
Includes $87,477 of debt that is collateralized by $96,168 of pledged treasury securities, net of discounts and premiums and $4,379 of debt that relates to the proportionate share of the 11% minority interest holder in Holdings as of March 31, 2010.

Combined aggregate principal maturities of the Company’s consolidated CDOs, junior subordinated notes and mortgage loans (including the Goldman Mortgage, Senior Mezzanine Loan and Junior Mezzanine Loan) as of March 31, 2010 are as follows:
	CDOs	Junior Subordinated Notes	Mortgage and Mezzanine Loans	Interest Payments	Total

2010	$-	$-	$32,126	$139,425	$171,551
2011	-	-	819,533	181,650	1,001,183
2012	-	-	80,425	170,510	250,935
2013	-	-	617,943	149,671	767,614
2014	-	-	12,566	119,674	132,240
Thereafter	2,685,917	52,500	712,782	381,475	3,832,674
Above- / Below-Market Interest	-	-	14,856	-	14,856
Total	$2,685,917	$52,500	$2,290,231	$1,142,405	$6,171,053

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
March 31, 2010

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

9. Leasing Agreements

The Company’s properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2027. These leases generally contain rent increases and renewal options.

Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of March 31, 2010 are as follows:
Operating Leases
2010 (April 1 - December 31)	$202,452
2011	208,812
2012	193,856
2013	181,942
2014	173,201
Thereafter	1,126,072
Total minimum lease payments	$2,086,335

10. Operating Partnership Agreement/Manager

At March 31, 2010 and December 31, 2009, the Company owned all of the Class A limited partner interests in the Operating Partnership. For the period January 1, 2009 through April 24, 2009, all of the Class B limited partner interests were owned by SL Green OP. For the period January 1, 2009 through April 24, 2009, all of the interests in the Manager were held by SL Green OP. On April 24, 2009, the Company completed the internalization of management through the direct acquisition of the Manager. The consideration paid to SL Green in the transaction was de minimis. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Class B limited partner interests have been cancelled.

11. Related Party Transactions

On April 24, 2009, in connection with the internalization, the Company and the Operating Partnership entered into a securities transfer agreement with SL Green OP, Manager Corp. and SL Green, pursuant to which (i) SL Green OP and Manager Corp. agreed to transfer to the Operating Partnership, membership interests in the Manager and (ii) SL Green OP agreed to transfer to the Operating Partnership its Class B limited partner interests in the Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities. No distributions were due on the Class B limited partner interests or otherwise in connection with the internalization.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

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

In connection with its initial public offering, the Company entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. The Company paid the Manager an annual management fee equal to 1.75% of the Company’s gross stockholders equity (as defined in the management agreement) inclusive of the Company’s trust preferred securities. In October 2008, the Company entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of the Company’s gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to the Company. The Company incurred expense to the Manager under this agreement of an aggregate of $5,672 for the three months ended March 31, 2009.

Prior to the internalization, to provide an incentive to enhance the value of the Company’s common stock, the holders of the Class B limited partner interests of the Operating Partnership were entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of the Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such became probable and reasonably estimable in accordance with the partnership agreement. In October 2008, the Company entered into a letter agreement with the Class B limited partners to provide that starting January 1, 2009, the incentive distribution could have been paid, at the Company’s option, in cash or shares of common stock. No incentive distribution was earned by the Class B limited partner interests for the three months ended March 31, 2009.

Prior to the internalization, the Company was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green OP. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by the Company of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets.

In October 2008, the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which the Company was obligated to reimburse the Manager for its costs incurred thereunder from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to the Company’s CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to the Company’s CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009. Effective May 2009, the Company entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for the Company’s CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors. For the three months ended March 31, 2010 and 2009, the Company incurred expense of $25 and $0, pursuant to the special servicing arrangement.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

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

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of its leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three months ended March 31, 2010 and 2009, the Company paid $76 and $100 under this lease, respectively.

In July 2005, the Company closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of March 31, 2010 and December 31, 2009, the loan has a book value of $39,207 and $39,285, respectively.

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

In January 2007, the Company originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007, the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event the Company’s loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from the Company and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of March 31, 2010 and December 31, 2009, the Company’s interest in the whole loan had a carrying value of $62,740 and $63,894, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34 th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $32,909 and $31,557, respectively. The Company recorded its pro rata share of net income of $1,263 for the three months ended March 31, 2010 and 2009 respectively.

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $47,217 and $45,695, respectively. The Company recorded its pro rata share of net income of $1,523 and $1,519 for the three months ended March 31, 2010 and 2009, respectively.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter, the Company participated 50% of its interest in the loan back to SL Green. As of March 31, 2010 and December 31, 2009, the loan has a book value of $0. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of March 31, 2010 and December 31, 2009, the loan has a book value of $0 and $319, respectively.

In December 2007, the Company acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of its interest in the loan to an affiliate of SL Green. The investment, which is secured by an office building in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, the Company sold its remaining interest in the loan to an affiliate of SL Green for $16,120 pursuant to purchase rights established when the loan was acquired. The sale includes contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan. As of March 31, 2010 and December 31, 2009, the loan had a book value of $0.

In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of the Company’s interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of March 31, 2010 and December 31, 2009, the loan has a book value of $28,259 and $28,228, respectively.

In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of March 31, 2010 and 2009 the loan has a book value of $9,889 and $9,926, respectively.

In September 2008, the Company closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of March 31, 2010 and 2009, the loan has a book value of $30,381 and $29,925, respectively.

12. Deferred Costs

Deferred costs at March 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Deferred Financing Costs	$75,471	$69,235
Deferred Acquisition Costs	555	853
Deferred Leasing Costs	2,812	2,674
	78,838	72,762
Accumulated Amortization	(44,579)	(40,721)
	$34,259	$32,041

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
March 31, 2010

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

Cash and cash equivalents, accrued interest, and accounts payable:   These balances in the Condensed Consolidated Financial Statements reasonably approximate their fair values due to the short maturities of these items.

Government Securities:   The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in the Company’s real estate portfolio. These securities are presented in the Condensed Consolidated Financial Statements on a held-to-maturity basis and not at fair value. The fair values were based upon valuations obtained from dealers of those securities.

Lending investments:   These instruments are presented in the Condensed Consolidated Financial Statements at the lower of cost or market value and not at fair value. The fair values were estimated by using market floating rate and fixed rate yields (as appropriate) for loans with similar credit characteristics.

CMBS:   These investments are presented in the Condensed Consolidated Financial Statements on a held-to-maturity basis and not at fair value. The fair values were based upon valuations obtained from dealers of those securities, and internal models.

Repurchase agreements:   The repurchase agreements are presented in the Condensed Consolidated Financial Statements on the basis of the proceeds received and are not at a fair value. The fair value was estimated by using estimates of market yields for similarly placed financial instruments.

Collateralized debt obligations:   These obligations are presented in the Condensed Consolidated Financial Statements on the basis of proceeds received at issuance and not at fair value. The fair value was estimated based upon the amount at which similarly placed financial instruments would be valued today.

Derivative instruments:   The Company’s derivative instruments, which are primarily comprised of interest rate swap agreements, are carried at fair value in the Condensed Consolidated Financial Statements based upon third party valuations.

Junior subordinated debentures:   These instruments bear interest at fixed rates. The fair value was estimated by calculating the present value based on current market interest rates.

The following table presents the carrying value in the financial statements and approximate fair value of other financial instruments at March 31, 2010 and December 31, 2009:
	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Government securities	$96,168	$98,276	$97,286	$98,832
Lending investments	$1,235,149	$1,182,300	$1,383,832	$1,313,127
CMBS	$992,899	$650,426	$984,709	$556,395
Financial liabilities:
Mortgage note payable and senior and junior mezzanine loans	$2,290,231	$1,991,865	$2,297,190	$2,099,450
Collateralized debt obligations	$2,685,917	$1,093,819	$2,705,534	$1,097,485
Junior subordinated debentures	$52,500	$9,537	$52,500	$9,533

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at March 31, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2010 and December 31, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

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

At March 31, 2010	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments	$1,556	$-	$-	$1,556

Financial Liabilities:
Derivative instruments	$115,482	$-	$-	$115,482

At December 31, 2009	Total	Level I	Level II	Level III
Financial Liabilities:
Derivative instruments	$88,786	$-	$-	$88,786

Derivatives were classified as Level III due to the significance of the credit valuation allowance which is based upon less observable inputs.

Total gains and losses from derivatives for the three months ended March 31, 2010 are $132 and ($27,365), respectively and are included in Accumulated Other Comprehensive Loss.  During the three months ended March 31, 2010, the Company entered into four interest rate caps for a total purchase price of $2,442.

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for loan losses and CMBS which are reported at cost and have been written down to fair value due to other-than-temporary impairments. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the three months ended March 31, 2010:

At March 31, 2010	Total	Level I	Level II	Level III
Financial Assets:
Lending investments	$538,322	$-	$-	$538,322
CMBS	$1,603	$-	$-	$1,603

At December 31, 2009	Total	Level I	Level II	Level III
Financial Assets:
Lending investments	$536,445	$-	$-	$536,445
CMBS	$1,324	$-	$-	$1,324

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
March 31, 2010

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

14. Stockholders’ Equity

The Company’s authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2010, 49,896,808 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

Preferred Stock

In April 2007, the Company issued 4,600,000 shares of its 8.125% Series A cumulative redeemable preferred stock (including the underwriters’ over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares are entitled to annual dividends of $2.03125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, the Company may at its option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205.  Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share.  As of March 31, 2010 and December 31, 2009, the Company accrued Series A preferred stock dividends of $14,043 and $11,707, respectively.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At March 31, 2010, 1,132,970 shares of common stock were available for issuance under the Equity Incentive Plan.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

A summary of the status of the Company’s stock options as of March 31, 2010 and December 31, 2009 are presented below:

	March 31, 2010		December 31, 2009
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	$1,516,394	$16.70	$1,691,336	$17.61
Granted	25,000	2.73	30,000	1.25
Lapsed or cancelled	(72,761)	22.93	(204,942)	21.92
Balance at end of period	$1,468,633	$16.15	$1,516,394	$16.70

For the three months ended March 31, 2010, all options were granted with an exercise price of $2.73. The remaining weighted average contractual life of the options was approximately 6.5 years. Compensation expense of $21 and $14 was recorded for the three months ended March 31, 2010 and 2009, respectively, related to the issuance of stock options.

Through March 31, 2010, 1,192,988 restricted shares had been issued under the Equity Incentive Plan, of which 60% have vested. The vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $93 and $45 was recorded for the three months ended March 31, 2010 and 2009, respectively, related to the issuance of restricted shares.

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

As of March 31, 2010, there were approximately 301,818 phantom stock units outstanding, of which 289,818 units are vested.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

Earnings per Share

Earnings per share for the three months ended March 31, 2010 and 2009 are computed as follows:

	For the three months ended March 31,
	2010	2009
Numerator – Income (loss)
Net loss from continuing operations	$(23,160)	$(23,609)
Net income (loss) from discontinued operations	728	(1,346)
Net loss	(22,432)	(24,955)
Preferred stock dividends	(2,336)	(2,336)
Numerator for basic income per share – Net loss available to common stockholders:	(24,768)	(27,291)
Effect of dilutive securities	-	-
Diluted Earnings:
Net loss available to common stockholders	$(24,768)	$(27,291)
Denominator – Weighted Average shares:
Denominator for basic income per share – weighted average shares	49,896,278	49,859,711
Effect of dilutive securities
Stock based compensation plans	-	-
Phantom stock units	-	-
Diluted shares	49,896,278	49,859,711

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive.  For the three months ended March 31, 2010 and 2009,  approximately 264,013 and 57,625 share options and 301,818 and 112,756 phantom share units, both computed under the treasury share method, respectively, were excluded from the diluted loss per share computation as their effect would have been anti-dilutive for both periods.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2010 and year ended December 31, 2009 is comprised of the following:

	March 31, 2010	March 31, 2009
Net unrealized (loss) gain on held-to-maturity securities	$(3,167)	$(4,843)
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	(119,267)	(204,679)
Total accumulted and other comprehensive loss	$(122,434)	$(209,522)

15. Benefit Plans

In June 2009, the Company implemented a 401(k) Savings/Retirement Plan, or the 401(k) Plan, to cover eligible employees of the Company and any designated affiliate. The 401(k) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable. The 401(k) Plan provides for discretionary matching contributions by the Company. Prior to the implementation of the 401(k) Plan, as an affiliate of SL Green, the Company’s employees were eligible to participate in a 401(k) Savings/Retirement Plan implemented by SL Green. Except for the 401(k) Plan, at March 31, 2010, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan or other benefit plans.

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

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

On December 28, 2009, the Company received a letter from Citigroup Global Markets Realty Corp., or Citigroup Realty, seeking payment by a Company affiliate of approximately $17,500 alleged to be due under a 2005 profit and loss sharing agreement between Citigroup Realty and the Company affiliate. In April 2010, the Company made a payment of $1,000 to Citigroup Realty as full settlement of all claims. The settlement amount was fully accrued for as of March 31, 2010.

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

As of March 31, 2010, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2101. These lease obligations generally contain rent increases and renewal options.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2010 are as follows:

Operating Leases
2010 (April 1 - December 31)	$14,142
2011	18,521
2012	18,152
2013	17,682
2014	17,260
Thereafter	140,537
Total minimum lease payments	$226,294

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

Certain real estate assets are pledged as collateral for two mortgage loans and one mezzanine loan held by two of its CDOs. One borrowing of $64,172 is secured by these pledges and is guaranteed by the Company.

17. Financial Instruments: Derivatives and Hedging

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at March 31, 2010. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	3 month LIBOR	$12,000	3.06%	Jan-08	Jul-10	$(103)
Interest Rate Swap	3 month LIBOR	2,000	3.07%	Jan-08	Jul-10	(14)
Interest Rate Cap	1 month LIBOR	91,698	2.00%	Mar-10	Mar-11	4
Interest Rate Cap	1 month LIBOR	461,573	2.00%	Mar-10	Mar-11	26
Interest Rate Cap	1 month LIBOR	241,324	6.00%	Mar-10	Mar-11	—
Interest Rate Swap	3 month LIBOR	12,000	9.85%	Aug-06	Aug-11	(692)
Interest Rate Swap	3 month LIBOR	4,700	3.17%	Apr-08	Apr-12	(176)
Interest Rate Swap	3 month LIBOR	10,000	3.92%	Oct-08	Oct-13	(578)
Interest Rate Swap	3 month LIBOR	17,500	3.92%	Oct-08	Oct-13	(1,010)
Interest Rate Swap	1 month LIBOR	9,120	4.26%	Aug-08	Jan-15	(615)
Interest Rate Swap	3 month LIBOR	14,650	4.43%	Nov-07	Jul-15	(1,024)
Interest Rate Swap	3 month LIBOR	24,143	5.11%	Feb-08	Jan-17	(2,343)
Interest Rate Swap	3 month LIBOR	282,592	5.41%	Aug-07	May-17	(30,135)
Interest Rate Swap	3 month LIBOR	16,412	5.20%	Feb-08	May-17	(1,653)
Interest Rate Cap	1 month LIBOR	48,945	4.80%	Mar-10	Jul-17	1,526
Interest Rate Swap	3 month LIBOR	699,441	5.33%	Aug-07	Jan-18	(77,139)

Total		$1,948,098				$(113,926)

The Company is hedging exposure to variability in future interest payments on its debt facilities. At March 31, 2010, derivative instruments were reported at their fair value as a net liability of $113,926.  Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Loss of $27,136, which includes the amortization of gain or (loss) on terminated hedges of $97 for the three months ended March 31, 2010. The Company anticipates recognizing approximately $1,105 in amortization over the next 12 months.  For the three months ended March 31, 2010, the Company recognized a decrease to interest expense of $51 attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

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

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay dividend to common stockholders. The Company may elect to pay dividends on its common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued. In accordance with the provisions of the Company’s charter, the Company may not pay any dividends on its common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

For the three months ended March 31, 2010 and 2009, the Company recorded $38 and $2,267 of income tax expense, respectively.  Included in tax expense for the three months ended March 31, 2010 and 2009 is $0 and $2,100 of state income taxes on the gain of extinguishment of debt of $7,740 and $107,299, respectively.  Under federal tax law, the Company is allowed to defer this gain until 2014; however not all states follow this federal rule.

Gramercy Capital Corp.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2010

19. Segment Reporting

The Company has determined that it has two reportable operating segments: Real Estate and Finance. The reportable segments were determined based on the management approach, which looks to the Company’s internal organizational structure. These two lines of business require different support infrastructures.

The Company evaluates performance based on the following financial measures for each segment:

	Real Estate	Finance	Corporate/ Other(1)	Total Company
Three months ended March 31, 2010
Total revenues(2)	$108,196	$46,735	$-	$154,931
Earnings (loss) from unconsolidated joint ventures	(657)	1,773	-	1,116
Total operating and interest expense(3)	(103,361)	(68,098)	(7,702)	(179,161)
Net income (loss) from continuing operations	$4,178	$(19,590)	$(7,702)	$(23,114)

Three months ended March 31, 2009
Total revenues(2)	$109,471	$55,173	$-	$164,644
Earnings (loss) from unconsolidated joint ventures	(641)	2,853	-	2,212
Total operating and interest expense(3)	(110,640)	(65,349)	(14,456)	(190,445)
Net income (loss) from continuing operations	$(1,810)	$(7,323)	$(14,456)	$(23,589)

Total Assets:
March 31, 2010	$3,864,544	$3,736,986	$(902,178)	$6,699,352
December 31, 2009	$3,883,279	$3,787,371	$(905,213)	$6,765,437

(1)	Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany elimination necessary to reconcile to the consolidated Company totals.

(2)
Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Finance business primarily represents interest income and revenue from the Real Estate business primarily represents operating lease income.

(3)
Total operating and interest expense includes provision for loan losses for the Structured Finance business and operating costs on commercial property assets for the Real Estate business, and interest expense and loss on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $27,808 and $27,346 for the three months ended March 31, 2010 and 2009, respectively, is included in the amounts presented above.

(4)	Net operating income represents income before provision for taxes, minority interest and discontinued operations.

20. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the three months ended March 31, 2010 and 2009:

	2010	2009
Deferred losses and other non-cash activity related to derivatives	$(27,136)	$(48,925)

Deferred gains related to securities available-for -sale	$740	$142

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except for share, per share and square footage data)

Overview

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

Our property investment business, which operates under the name Gramercy Realty, targets commercial properties leased primarily to financial institutions and affiliated users throughout the United States. Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate securities. Neither Gramercy Realty nor Gramercy Finance is a separate legal entity but are divisions through which our property investment and commercial real estate finance businesses are conducted.

We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Prior to the internalization of our management in April 2009, we were externally managed and advised by GKK Manager LLC, or the Manager, then a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green, which owned approximately 12.5% of the outstanding shares of our common stock as of March 31, 2010 and is our largest stockholder. On April 24, 2009, we completed the internalization of our management through the direct acquisition of the Manager from SL Green. As a result of the internalization, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and we added 77 former employees of the Manager to our own staff.

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

During 2009 and to date in 2010, the global capital markets continued to experience tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector has been acute. Transaction volume has declined significantly, credit spreads for forms of mortgage debt investments have increased substantially, and other forms of financing from the debt markets have been dramatically curtailed. Despite signs of moderate improvement, we believe that the continuing dislocation in the debt capital markets, coupled with a measured recovery from a recession in the U.S., has reduced property valuations and has adversely impacted commercial real estate fundamentals. These developments can impact and have impacted the performance of our existing portfolio of financial and real property assets. Among other things, such conditions have resulted in our recognizing significant amounts of loan loss reserves and impairments, narrowed our margin of compliance with debt and CDO covenants, depressed the price of our common stock and has effectively removed our ability to raise public capital. It has reduced our borrowers’ ability to repay their loans, and when combined with declining real estate values on our collateral for such loans, increased the likelihood that we will continue to take further loan loss reserves. Additionally, it has led to increased vacancies in our properties. Furthermore, the volatility in the capital markets has caused stress to all financial institutions and, our business is dependent upon these counterparties for, among other things, financing, rental payments on the majority of our owned properties and interest rate derivatives.

In March 2010, we amended our $241,324 mortgage loan with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp, and SL Green, or the Goldman Mortgage Loan, and our $552,989 senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSCMC, Citicorp and SL Green, or the Goldman Mezzanine Loans, to extend the maturity date to March 11, 2011.  The Goldman Mortgage Loan is collateralized by approximately 196 properties held by Gramercy Realty and the Goldman Mezzanine Loans are collateralized by the equity interest in substantially all of the entities comprising our Gramercy Realty division.  We do not expect that we will be able to refinance the entire amount of indebtedness under the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their final maturity, and we likely will not have sufficient capital to satisfy any shortfall. Failure to satisfy any shortfall will result in a default and could result in the foreclosure of the underlying Gramercy Realty properties and/or our equity interests in substantially all of the entities that comprise our Gramercy Realty division. Such default would materially and adversely affect our business, financial condition and results of operations. A loss of our Gramercy Realty portfolio in such circumstances would trigger a substantial book loss and would likely result in our company having negative book value.  We have begun negotiations with our lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans, and we have retained EdgeRock Realty Advisors LLC, an FTI Company, to assist in evaluating strategic alternatives and the potential restructure of such debt.

We rely on the credit and equity markets to finance and grow our business.  Despite signs of moderate improvement, market conditions remain significantly challenging and offer us few, if any, attractive opportunities to raise new debt or equity capital, particularly while our efforts to extend or restructure the Goldman Mortgage Loan and the Goldman Mezzanine Loans remain ongoing.   As a result, we have reduced new investment activity until the capital markets become more stable and market liquidity increases. In this environment, we are focused on reducing leverage, extending or restructuring the Goldman Mortgage Loan and the Goldman Mezzanine Loans, actively managing portfolio credit, generating liquidity from existing assets, extending debt maturities, reducing capital expenditures and renewing expiring leases.

In addition, beginning with the third quarter of 2008, our board of directors elected to not pay the dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued. As a result, we have accrued dividends for six quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors.  We may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock, shall call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors relating to election of directors.  We expect that we will continue to elect to retain capital for liquidity purposes until the requirement to make a cash distribution to satisfy our REIT requirements arise. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

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

The aggregate carrying values, allocated by product type and weighted average coupons of Gramercy Finance’s loans, and other lending investments and CMBS investments as of March 31, 2010 and December 31, 2009, were as follows:

			Allocation by		Fixed Rate:		Floating Rate: Average Spread over
	Carrying Value (1)		Investment Type		Average Yield		LIBOR (2)
	2010	2009	2010	2009	2010	2009	2010	2009
Whole loans floating rate	$721,406	$830,617	58.4%	60.2%	—	—	358 bps	454 bps
Whole loans, fixed rate	122,756	122,846	9.9%	8.9%	6.56%	6.89%	—	—
Subordinate interests in whole loans, floating rate	76,035	76,331	6.2%	5.5%	—	—	293 bps	246 bps
Subordinate interests in whole loans, fixed rate	41,519	44,988	3.4%	3.2%	6.12%	7.46%
Mezzanine loans, floating rate	154,374	190,668	12.5%	13.7%			540 bps	577 bps
Mezzanine loans, fixed rate	86,539	85,898	7.0%	6.2%	10.69%	8.08%
Preferred equity, floating rate	28,259	28,228	2.3%	2.0%			326 bps	1,064 bps
Preferred equity, fixed rate	4,261	4,256	0.3%	0.3%	7.21%	7.23%
Subtotal/ Weighted average	1,235,149	1,383,832	100.0%	100.0%	7.90%	7.39%	381 bps	476 bps
CMBS, floating rate	56,392	67,876	5.7%	6.9%		—	243 bps	254 bps
CMBS, fixed rate	936,507	916,833	94.3%	93.1%	8.02%	7.84%		—
Subtotal/ Weighted average	992,899	984,709	100.0%	100.0%	8.02%	7.84%	243 bps	254 bps

Total	$2,228,048	$2,368,541	100.0%	100.0%	7.99%	7.74%	373 bps	463 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

All of our term collateralized debt obligation, or CDO, liabilities are in their reinvestment periods, which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. Because credit spreads are generally wider than when we issued these liabilities, we currently expect to earn a higher return on equity on capital redeployed in this market. Approximately $364,516, or 29.5%, of our loans have maturity dates in 2010. However, many of these loans contain extension options of at least six months (many subject to performance criteria) and we expect that substantially all loans that qualify will be extended, so it is difficult to estimate how much capital from initial maturities or early pre-payments may be recycled into higher earning investments.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for our 2005 CDO will expire in July 2010 and will expire for our 2006 and 2007 CDOs in July 2011 and August 2012, respectively. In the past, our ability to reinvest has been instrumental in maintaining compliance with the over-collateralization and interest coverage tests for our CDOs. Following the conclusion of the reinvestment period in each of our CDOs, our ability to maintain compliance with such tests for that CDO will be negatively impacted.

As of March 31, 2010, Gramercy Finance also held interests in two credit tenant net lease investments, or CTL investments, two interests in joint ventures holding fee positions on properties subject to long-term ground leases, seven interests in real estate acquired through foreclosure including a joint venture, and a 100% fee interest in a property subject to a long-term ground lease.

As of March 31, 2010, Gramercy Realty owned a portfolio comprised of 633 bank branches, 325 office buildings and three land parcels, of which 54 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 25.6 million rentable square feet and its unconsolidated properties aggregated approximately 0.3 million rentable square feet. As of March 31, 2010, the occupancy of Gramercy Realty’s consolidated properties was 85.3% and the occupancy for its unconsolidated properties was 100%. Gramercy Realty’s two largest tenants are Bank of America, N.A., or Bank of America, and Wells Fargo, N.A. (formerly Wachovia Bank, National Association), or Wells Fargo, and as of March 31, 2010, they represented approximately 40.4% and 15.4%, respectively, of the rental income of Gramercy Realty’s portfolio and occupied approximately 43.8% and 17.7%, respectively, of its total rentable square feet.

Summarized in the table below are our key property portfolio statistics as of March 31, 2010:

	Number of Properties		Rentable Square feet		Occupancy
Properties (1)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Branches	579	583	3,712,087	3,726,399	84.9%	85.5%
Office Builidngs (2)	325	324	21,843,531	21,847,249	85.3%	85.9%
Land	3	6	-	-	-	-
Total	907	913	25,555,618	25,573,648	85.3%	85.9%

(1)	Excludes investments in unconsolidated joint ventures

(2)	As of March 31, 210, includes the assumption of a leasehold interest in a building previously sold.

Due to the nature of the business of Gramercy Realty’s tenant base, which places a high premium on serving its customers from a well established distribution network, we typically enter into long-term leases with our financial institution tenants. As of March 31, 2010, the weighted average remaining term of our leases was 9.2 years and approximately 74.4% of our base revenue was derived from net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, we are focused on maximizing the value of our portfolio through strategic sales, effective and efficient property management and renewing expiring leases.

As of March 31, 2010, cash flow from Gramercy Realty’s portfolio, after debt service and capital requirements, is negative and is expected to remain so throughout the extended term of the Goldman Mortgage Loan, which is collateralized by approximately 196 properties held by Gramercy Realty, and the Goldman Mezzanine Loans, which are secured by the equity interest in substantially all of the entities comprising our Gramercy Realty division.  The negative cash flow is primarily attributable to the Dana Portfolio, which consists of 13 office buildings and two parking facilities containing approximately 3.8 million square feet, of which approximately 2.4 million square feet is leased to Bank of America. Under the terms of that lease, which was originally entered into between Bank of America, as tenant, and Dana Commercial Credit Corporation, as landlord, as part of a larger bond-net lease transaction, Bank of America is required to make a future annual base rental payment of approximately $2,983 in January 2011 and no annual base rental payments from 2012 through lease expiration in June 2022. The 2010 rent payment of approximately $40,388 for the Dana Portfolio was prepaid by Bank of America in December 2009 so there will be no additional cash flow from this lease during 2010. Also, beginning in July 2010, under existing terms of a lease agreement with affiliates of Regions Financial Corporation, or Regions Financial, rent for approximately 570,000 square feet will decline by approximately $5,100 annually. Additionally, sustaining occupancy in our portfolio remains challenging in the current environment.

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity (within the next 12 months) requirements, including working capital, distributions, if any, debt service and additional investments, if any, consists of (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings.  We do not anticipate having the ability in the near term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments and proceeds from asset and loan sales to satisfy our liquidity requirements. However, we do not expect that we will be able to refinance the entire amount of indebtedness under the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their final maturity and it is unlikely that we will have sufficient capital to satisfy any shortfall. Failure to satisfy any shortfall will result in a default and could result in the foreclosure of the underlying Gramercy Realty properties and/or our equity interests in the entities that comprise substantially all of our Gramercy Realty division. Such default would materially and adversely affect our business, financial condition and results of operations. A loss of the Gramercy Realty portfolio in such circumstances would trigger a substantial book loss and would likely result in our having negative book value.  We have begun negotiations with our lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans and we have retained EdgeRock Realty Advisors LLC, an FTI Company, to assist in evaluating strategic alternatives and the potential restructure of such debt.  If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, ability to make distributions to our stockholders and to continue as a going concern.

Substantially all of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of the CDOs, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of the April 2010 distribution date, our 2006 CDO was in compliance with its interest coverage and asset overcollateralization covenants, however the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the April 2010 distribution date and our 2007 CDO failed its overcollateralization test at the November 2009 and February 2010 distribution dates. The chart below is a summary of our CDO compliance tests as of the most recent distribution date (April 25, 2010 for our 2005 and 2006 CDO and February 15, 2010 for our 2007 CDO):

Cash Flow Triggers	CDO 2005-1	CDO 2006-1	CDO 2007-1
Overcollateralization (1)
Current	113.33%	106.61%	100.33%
Limit	117.85%	105.15%	102.05%
Compliance margin	-4.52%	1.46%	-1.72%
Pass/Fail	Fail	Pass	Fail
Interest Coverage (2)
Current	763.17%	813.45%	N/A
Limit	132.85%	105.15%	N/A
Compliance margin	630.32%	708.30%	N/A
Pass/Fail	Pass	Pass	N/A

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

The following discussion related to our Condensed Consolidated Financial Statements should be read in conjunction with the financial statements appearing in Item 1 of this Quarterly Report on Form 10-Q.

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

Variable Interest Entities

Consolidated VIEs

As of March 31, 2010, the Condensed Consolidated Balance Sheet includes $2,612,417 of assets and $2,856,560 of liabilities related to four consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, our net exposure to loss from investments in these entities is limited to $1,488.

Real Estate Investments, Net

We, through our acquisition of American Financial on April 1, 2008, obtained a wholly-owned interest of First States Investors 801 GP II, LLC and First States Investors 801, L.P. which owns the 0.51% and 88.4% general partnership interests in 801 Market Street Holdings, L.P., or Holdings, for the purpose of owning and leasing a condominium interest located at 801 Market Street, Philadelphia, Pennsylvania.  The original acquisition of the condominium interest was financed with a $42,904 non-recourse mortgage loan held by Holdings.  The loan bears interest at a fixed rate of 6.17% and matures in 2013.  Excluding the lien placed on the property by the mortgage lender, there are no other restrictions on the assets of Holdings.  We do not have any arrangements to provide additional financial support to Holdings.  Our share of the net income of Holdings totals $374, and the cash flows from the real estate investment is insignificant compared to our cash flow.  We manage the real estate investment and have control of major operational decisions and therefore have concluded that we are the primary beneficiary of the real estate investment.

Collateralized Debt Obligations

We currently consolidate three CDOs, which are VIEs.  These CDOs invest in commercial real estate debt instruments, the majority of which we originated within the CDOs, and are financed by the debt and equity issued. We are named as collateral manager of all three CDOs. As a result of consolidation, our subordinate debt and equity ownership interests in these CDOs have been eliminated, and the Condensed Consolidated Balance Sheet reflects both the assets held and debt issued by these CDOs to third parties. Similarly, the operating results and cash flows include the gross amounts related to the assets and liabilities of the CDOs, as opposed to our net economic interests in these CDOs.

Our interest in the assets held by these CDOs is restricted by the structural provisions of these entities, and the recovery of these assets will be limited by the CDOs’ distribution provisions, which are subject to change due to non-compliance with covenants.  The liabilities of the CDO trusts are non-recourse, and can generally only be satisfied from the respective asset pool of each CDO.

We are not obligated to provide any financial support to these CDOs. As of March 31, 2010, we have no exposure to loss as a result of the investment in these CDOs.  Since we are the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, we have concluded that we are the primary beneficiary of the CDOs.

Unconsolidated VIEs

Investment in Commercial Mortgage-Backed Securities

We have investments in CMBS, which are considered to be VIEs.  These securities were acquired through investment, and comprise primarily of securities that were originally investment grade securities, and do not represent a securitization or other transfer of our assets. We are not named as the special servicer or collateral manager of these investments, except as discussed further below.

We are not obligated to provide, nor have we provided, any financial support to these entities. The majority of our securities portfolio, with an aggregate face amount of $1,214,415, is financed by our CDOs, and our exposure to loss is therefore limited to its interests in these consolidated entities described above. We have not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, we do not directly control the activities that most significantly impact the VIEs economic performance.

We further analyzed our investment in controlling class CMBS to determine if we are the primary beneficiary.  At March 31, 2010, we owned securities of three controlling class CMBS Trusts, including a non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, with a carrying value of $17,565. The total par amounts of CMBS issued by the three CMBS trusts was $921,654.

The Trust is a resecuritization of approximately $634,000 of CMBS originally rated AA through BB.  We purchased a portion of the below investment securities, totaling approximately $27,300. The Manager is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. We have determined that it is the non-transferor sponsor of the Trust.  As collateral administrator, the Manager has the right to purchase defaulted securities from the Trust at fair value if very specific triggers have been reached.  We have no other rights or obligations that could impact the economics of the Trust and therefore have concluded that we are not the primary beneficiary.   The Manager can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. Neither we nor the Manager have any on-going financial obligations, including advancing, funding or purchasing collateral in the Trust.

At March 31, 2010, our maximum exposure to loss as a result of its investment in these CMBS trusts totaled $17,565, which equals the book value of these investments as of March 31, 2010.

Investment in Unconsolidated Joint Ventures

In April 2007, we purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $32,909 and $31,567, respectively. We are required to make additional capital contributions to the entity to supplement the entities operational cash flow needs.  We are not the managing member and have no control over the decisions that most impact the economics of the entity and therefore have concluded that we are not the primary beneficiary of the VIE.

In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $47,217 and $45,659, respectively. We are required to make additional capital contributions to the entity to supplement the entities operational cash flow needs.  We are not the managing member and have no control over the decisions that most impact the economics of the entity and therefore have concluded that we are not the primary beneficiary of the VIE.

In April 2008, we acquired via a deed-in-lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York.  As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $22,777 and $23,820, respectively.   We are required to make additional capital contributions to the entity to supplement the entities operational cash flow needs.  While we are the managing member of this entity, our joint venture partner has significant participating rights surrounding the establishment and execution of the entity’s business plan.  As a result we have concluded that we are not the primary beneficiary of this entity.

Unless otherwise noted, we are not obligated to provide, nor have we provided, any financial support to these entities.  Our maximum exposure to loss as a result of its investment in these entities is limited to the book value of these investments as of March 31, 2010 and any further contributions required to enable the VIEs to meet operating cash flow needs.

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

We also review the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose for assets held for sale. These assessments are recorded as an impairment loss in the Condensed Consolidated Statements of Operations in the period the determination is made.

We allocate the purchase price of real estate to land, building, improvements and intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases at the acquisition date. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term of the respective lease. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

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

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and we are not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to us. As of March 31, 2010 and December 31, 2009, we had investments of $109,567 and $108,465 in unconsolidated joint ventures, respectively.

Assets Held for Sale

Real Estate and CTL Investments Held for Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of March 31, 2010 and December 31, 2009, we had real estate investments held for sale of $641 and $841, respectively.

Loans and Other Lending Investments Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of March 31, 2010 and December 31, 2009, we had no loans and other lending investments designated as held for sale.

Commercial Mortgage-Backed Securities

We designate our CMBS investments on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of income using the level yield method. CMBS securities that we do not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholder’s equity. Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected, discounted at the investment’s current yield, and is charged against earnings on the Condensed Consolidated Statement of Operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the Consolidated Balance Sheet. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In November 2007, subsequent to financing our CMBS investments in our CDOs, we redesignated all of our available-for-sale CMBS investments with a book value of approximately $43,600 to held-to-maturity. As of March 31, 2010 and December 31, 2009, the unrealized loss on the redesignated CMBS investments included in other comprehensive income was $3,167 and $3,906, respectively.

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

Pledged Government Securities

We maintain a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in our real estate portfolio. We do not intend to sell the securities and believe it is more likely than not that we will realize the full amortized cost basis of the security over their remaining life. These securities had a carrying value of $96,168, a fair value of $98,276 and unrealized gains of $2,108 at March 31, 2010, and have maturities that extend through November 2013.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of March 31, 2010 and December 31, 2009 were $7,832 and $8,172, respectively. We continually review receivables related to rent, tenant reimbursements and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for uncollectible accounts or record a direct write-off of the receivable in the Condensed Consolidated Statements of Operations.

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

Deferred Costs

Deferred costs include deferred financing costs which represent commitment and extension fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected in interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Deferred costs also consist of fees and direct costs incurred to originate new investments and are amortized using the effective yield method over the related term of the investment.

We have deferred certain expenditures related to the leasing of certain properties. Direct costs of leasing, including external broker commissions and internally capitalized payroll costs associated with leasing activities, are deferred and amortized over the terms of the underlying leases.

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

We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At March 31, 2010, we had one second lien loan, one third lien loan and one mezzanine loan with an aggregate carrying value of $0, which were classified as non-performing. At December 31, 2009, we had three first mortgage loans with an aggregate carrying value of $55,122, four mezzanine loans with a carrying value of $319, one second lien loan with the carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. At December 31, 2008, we had three first mortgage loans with an aggregate carrying value of $164,809, one second lien loan with a carrying value of $0, and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

We classify loans as sub-performing if they are materially not performing in accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which we consider to be 90 days from the measurement date. At March 31, 2010, four first mortgage loans with a total carrying value of $94,817 were classified as sub-performing. At December 31, 2008, four first mortgage loans with a carrying value of $160,212 were classified as sub-performing.

Reserve for Loan Losses

Specific valuation allowances are established for loan losses on loans in instances where it is deemed probable that we may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. The reserve is increased through the provision for loan losses on our Condensed Consolidated Statements of Operations and is decreased by charge-offs when losses are realized through sale, foreclosure, or when significant collection efforts have ceased.

We consider the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment), and compare it to the carrying value of the loan. The determination of the estimated fair value is based on the key characteristics including the collateral type, collateral location, quality and prospects of the sponsor, the amount and status of any senior debt, and other factors. We also include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates. We also consider if the loans terms have been modified in a troubled debt restructuring. Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the carrying value at the balance sheet date.

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb losses. During the three months ended March 31, 2010, we incurred charge-offs totaling $54,310 relating to realized losses on four loans. During the year ended December 31, 2009, we incurred a charge-off totaling $188,574 relating to realized losses on 16 loans. We maintained a reserve for loan losses of $405,052 against 22 separate investments with a carrying value of $538,332 as of March 31, 2010 and a reserve for loan losses of $418,202 against 23 investments with a carrying value of $536,445 as of December 31, 2009.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accrued expenses and other liabilities in the accompanying consolidated balance sheets As of March 31, 2010 and December 31, 2009 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

Stock Based Compensation Plans

We have a stock-based compensation plan and we account for this plan using the fair value recognition provisions.  We use the Black-Scholes option-pricing model to estimate the fair value of a stock option award.  This model requires inputs such as expected term, expected volatility, and risk-free interest rate.   Further, the forfeiture rate also impacts the amount of aggregate compensation cost.  These inputs are highly subjective and generally require significant analysis and judgment to develop.

Prior to the termination of the management agreement in April 2009, we determined fair value of the stock options granted to employees of the Manager who provided services to us, using a mark-to-market model.  In April 2009, we completed the internalization of management through the direct acquisition of the Manager. Stock option awards were re-valued at the date of the internalization and such value will be amortized over the remaining vesting period of the award for employees that remained with the Manager.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. Our policy is to grant options with an exercise price equal to the quoted closing market price of our stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation on a current basis over the benefit period.
The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2010 and 2009:

	2010	2009
Dividend yield	5.7%	14.0%
Expected life of option	5.0 years	5.0 years
Risk free interest rate	2.65%	1.72%
Expected stock price volatility	75.0%	90.0%

Incentive Distribution (Class B Limited Partner Interest)

Prior to our internalization, the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts became probable and reasonably estimable in accordance with our partnership agreement. These cash distributions reduced the amount of cash available for distribution to the common unit holders in our Operating Partnership and to our common stockholders. In October 2008, we entered into a letter agreement with the Class B limited partners to provide that the starting January 1, 2009, the incentive distribution could be paid, at our option, in cash or shares of common stock. In April 2009, we completed the internalization of our management through the direct acquisition of the Manager from SL Green. Accordingly, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and the Class B limited partner interests have been cancelled. No incentive distribution was earned for the three months ended March 31, 2009.

Derivative Instruments

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures, including the use of derivatives. To address exposure to interest rates, we use derivatives primarily to hedge the cash flow variability caused by interest rate fluctuations of our liabilities. Each of our CDOs maintain a minimum amount of allowable unhedged interest rate risk. Our 2005 CDO permits 20% of the net outstanding principal balance and our 2006 and 2007 CDOs permits 5% of the net outstanding principal balance to be unhedged.

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

All hedges held by us are deemed effective based upon the hedging objectives established by our corporate policy governing interest rate risk management. The effect of our derivative instruments on our financial statements is discussed more fully in Note 18 to the Condensed Consolidated Financial Statements.

Income Taxes

We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income, if any, to stockholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for U.S. federal income tax purposes. We may, however, be subject to certain state and local taxes. Our TRSs are subject to U.S. federal, state and local income taxes.

For the three months ended March 31, 2010 and 2009, we recorded $38, and $2,267 of income tax expense, respectively.  Included in tax expense for the three months ended March 31, 2010 and 2009 is $0 and $2,100 of state income taxes on the gain of extinguishment of debt of $7,740 and $107,299, respectively. Under federal law, we are allowed to defer this gain until 2014; however, not all states follow this federal rule.

Results of Operations

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

Revenues
	2010	2009	$ Change
Rental revenue	$79,874	$79,924	$(50)
Investment income	44,251	52,934	(8,683)
Operating expense reimbursement	28,934	30,516	(1,582)
Gain on sales and other income	1,872	1,270	602
Total revenues	$154,931	$164,644	$(9,713)
Equity in net income of joint ventures	$1,116	$2,212	$(1,096)
Gain on extinguishment of debt	$7,740	$107,229	$(99,489)

Rental revenue for the three months ended March 31, 2010 is primarily comprised of revenue earned on our portfolio of 907 properties owned by our Gramercy Realty division. The decrease in rental revenue of $50 is primarily due to reduced rental income resulting from lease terminations within our Bank of America and Wells Fargo portfolios and offset by $2,422 of additional rental income on our Bank of American Dana portfolio due to the assumption of third party tenants as part of the required space reduction by Bank of America.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended March 31, 2010, $24,134 was earned on fixed rate investments while the remaining $20,117 was earned on floating rate investments. The decrease of $8,683 over the prior period is primarily due to an increase in non-performing loans, the suspension of interest income accruals on certain payment-in-kind loans, a decrease in the size of our portfolio of loans and other lending instruments, and a decline in LIBOR interest rates in 2010 compared to 2009.

Operating expense reimbursement were $28,934 for the three months ended March 31, 2010 and $30,516 for the three months ended March 31, 2009, a decrease of $1,582.  The decrease is due to $807 reduction in reimbursements by Bank of America related to space reductions or lease terminations, $397 decrease related to an increase in the base year amount prescribed by Bank of America’s 101 Independence lease and a decrease in reimbursements due to changes in occupancy by tenants and reductions in billable property operating expenses, which is partially offset by $423 of reimbursements from our Bank of American Dana portfolio due to the assumption of third party tenants as part of the required space reduction by Bank of America.

Gains on sales and other income of $1,872 for the three months ended March 31, 2010 is primarily composed of lease termination fees of $783 and interest on restricted cash balances and other cash balances held by us.  For the three months ended March 31, 2009, gains on sales and other income is primarily composed of lease termination fees of $138 and interest on restricted cash balances. The income on investments in unconsolidated joint ventures of $1,116 for the three months ended March 31, 2010 represents our proportionate share of the income generated by our joint venture interests including $1,080 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $2,196. The income on investments in unconsolidated joint ventures of $2,212 for the three months ended March 31, 2009 represents our proportionate share of income generated by our joint venture interests including $1,173 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $3,385. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

During the three months ended March 31, 2010, we repurchased at a discount, notes issued by one of our three CDOs, generating net gains on early extinguishment of debt of $7,740. In March 2009, we entered into an amendment and compromise agreement with KeyBank, to settle and satisfy the existing loan obligations under the $175,000 unsecured facility at a discount for a cash payment of $45,000 and a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities under our CDOs.  In connection with these debt extinguishments, we recorded a gain on extinguishment of debt of $107,229.

Expenses

	2010	2009	$ Change
Property operating expenses	$46,647	$50,825	$(4,178)
Interest expense	51,222	65,581	(14,359)
Depreciation and amortization	27,808	27,346	462
Management, general and administrative	7,702	8,784	(1,082)
Management fees	-	5,672	(5,672)
Impairment on loans held for sale and CMBS	12,326	84,428	(72,102)
Provision for loan loss	41,160	52,771	(11,611)
Provision for taxes	38	2,267	(2,229)
Total expenses	$186,903	$297,674	$(110,771)

Property operating expenses for the three months ended March 31, 2010 is comprised of expenses incurred on our portfolio of 907 properties owned by our Gramercy Realty division, which decreased $4,178 from the $50,825 recorded in the three months ended March 31, 2009 to $46,647 recorded in the three months ended March 31, 2010. The decrease is primarily attributable to a decrease of non-cash impairment charges related to the removal of properties from held-for-sale classification during the last quarter of 2009 of $3,105, and cost savings initiatives related to the operations of our real estate.

Interest expense was $51,222 for the three months ended March 31, 2010 compared to $65,581 for the three months ended March 31, 2009. The decrease of $14,359 is primarily attributed to reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the three months ended March 31, 2010 compared to the three months ended March 31, 2009, as well as lower average principal balances outstanding over the same periods due to debt extinguishments, repayments using proceeds from additional cash repayments and sales of certain investments classified as held for sale that served as collateral for these borrowings.

We recorded depreciation and amortization expenses of $27,808 for the three months ended March 31, 2010, compared to $27,346 for the three months ended March 31, 2009. The increase of $462 is primarily due to depreciation on capital additions and amortization of in-place lease intangible assets related to lease terminations.

Management, general and administrative expenses were $7,702 for the three months ended March 31, 2010, compared to $8,784 for the same period in 2009. The decrease of $1,082 includes $2,826 of costs related to the internalization and acquisition of the Manager from SL Green, lower legal and professional fees related to loan enforcement and restructurings completed during 2009, and is partially offset by additional costs incurred in 2010 for the salaries, benefits and other administrative costs previously borne by SL Green prior to the internalization of our management.

Management fees of $5,672 were expensed for the three months ended March 31, 2009.  We did not record any management fees for the three months ended March 31, 2010. The decrease is due to the internalization of the Manager, which took place on April 24, 2009. The internalization was completed through a direct acquisition of the Manager, which was previously a wholly-owned subsidiary of SL Green. Upon completion of the internalization, all management fees and incentive management fees payable by us to the Manager were eliminated.

During the three months ended March 31, 2010, we recorded impairment charges of $12,326 on an other-than-temporary impairment due to an adverse change in expected cash flows related to credit losses for six CMBS investments.

Provision for loan losses was $41,160 for the three months ended March 31, 2010, compared to $52,771 for the three months ended March 31, 2009, a decrease of $11,611. The provision was based upon periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets and a difficult operating environment.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends, if any, and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent; (v) new financings or additional securitizations or CDO offerings; and (vi) proceeds from additional common or preferred equity offerings.  We do not anticipate having the ability in the near-term to access equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, and proceeds from asset and loan sales to satisfy our liquidity requirements. However, we do not expect that we will be able to refinance the entire amount of indebtedness under the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their final maturity and it is unlikely that we will have sufficient capital to satisfy any shortfall. Failure to satisfy any shortfall will result in a default and could result in the foreclosure of the underlying Gramercy Realty properties and/or our equity interests in the entities that comprise substantially all of our Gramercy Realty division. Such default would materially and adversely affect our business, financial condition and results of operations. A loss of the Gramercy Realty portfolio in such circumstances would trigger a substantial book loss and would likely result in our having negative book value.  We have begun negotiations with our lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans and we have retained EdgeRock Realty Advisors LLC, an FTI Company, to assist in evaluating strategic alternatives and the potential restructure of such debt.  If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, our ability to make distributions to our stockholders and to continue as a going concern.

Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses) through cash flow from operations can be evaluated through the consolidated statement of cash flows provided in our financial statements, and will be subject to obtaining additional debt financing and equity capital.

Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of March 31, 2010 and December 31, 2009, we accrued $14,043 and $11,707, respectively, for the Series A preferred stock dividends.  As a result, we have accrued dividends for six quarters which pursuant to the terms of our charter permits the Series A preferred stockholders to elect an additional director to our board of directors.  We may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock, shall call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors.  In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

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

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with assets. These conditions could limit our ability to do further borrowings. We were in compliance with all such covenants as of March 31, 2010. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, lenders may accelerate the maturity of our debt. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and/or (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, our ability to make distributions to our stockholders and our ability to continue as a going concern.

Gramercy Realty’s office buildings include a group of 13 office buildings and two parking facilities containing approximately 3.8 million square feet, of which approximately 2.4 million square feet is leased to Bank of America, which collectively are referred to as the Dana Portfolio. Under the terms of the Dana Portfolio lease, which was originally entered into by Bank of America, as tenant, and Dana Commercial Credit Corporation, as landlord, as part of a larger bond-net lease transaction, Bank of America was required to make annual base rental payments of approximately $40,388 through January 2010, approximately $3,000 in January 2011, and no annual base rental payments thereafter through lease expiration in June 2022. In December 2009, Gramercy Realty received the full 2010 rental payment from Bank of America of approximately $40,388 from the Dana Portfolio. We have also received termination notices from Bank of America covering approximately 360,000 square feet of currently leased space, which terminations will become effective at various times prior to December 31, 2010. Additionally, under the terms of the lease agreement with Regions Financial, rent for approximately 570,000 square feet will step down by approximately $5,100 annually, beginning in July 2010. As a result of these and other factors, beginning in 2010, Gramercy Realty’s operating cash flow will be significantly lower, and is anticipated to turn negative.

Substantially all of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail to comply with the covenants all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of the April 2010 distribution date, our 2006 CDO was in compliance with the interest coverage and asset overcollateralization covenants; however, the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO fall out of compliance. Our 2005 CDO failed its overcollateralization test at the April 2010 distribution date and our 2007 CDO failed the overcollateralization test at the November 2009 distribution date and February 2010 distribution date.

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

Cash Flows

Net cash provided by operating activities increased $25,957 to $20,400 for the three months ended March 31, 2010 compared to cash used of $3,387 for same period in 2009. Operating cash flow was generated primarily by net interest income from our commercial real estate finance segment and net rental income from our property investment segment. The increase in operating cash flow for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to a decrease in operating assets and liabilities of $13,577, The decreased net loss of $2,548 is primarily attributable to the decrease of non-cash impairment charges of $77,620, a gain on extinguishment of debt of $99,489 and provision for loan loss of $11,611.

Net cash provided by investing activities for the three months ended March 31, 2010 was $48,033 compared to net cash provided by investing activities of $22,691 during the same period in 2009.

Net cash used by financing activities for the three months ended March 31, 2010 was $79,332 as compared to net cash used by financing activities of $72,933 during the same period in 2009. For the three months ended 2010, we repaid $5,880 on our mortgage notes.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2010, 49,896,808 shares of common stock and 4,600,000 shares of preferred stock were issued and outstanding.

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

As of March 31, 2010, there were approximately 301,818 phantom stock units outstanding, of which 289,818 units are vested.

Market Capitalization

At March 31, 2010, our CDOs and borrowings under our junior subordinated notes, and mortgage loans (including the Goldman Mortgage Loan and the Goldman Mezzanine Loans) represented 95% of our consolidated market capitalization of $5,282,860 (based on a common stock price of $2.79 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2010). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

The table below summarizes secured and other debt at March 31, 2010 and December 31, 2009, including our junior subordinated debentures:

	March 31, 2010	December 31, 2009
Mortgage notes payable	$1,737,242	$1,743,668
Mezzanine notes payable	552,989	553,522
Collateralized debt obligations	2,685,917	2,705,534
Junior subordinated notes	52,500	52,500
Total	$5,028,648	$5,055,224
Cost of debt	LIBOR+2.49%	LIBOR+2.31%

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

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of March 31, 2010, 962 (including 54 properties held by an unconsolidated joint venture) of our real estate investments were encumbered with mortgages and mezzanine debt with a cumulative outstanding balance of $2,290,231. Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. We were in compliance with these ratios as of March 31, 2010 and December 31, 2009. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis.

Certain of our mortgage notes payable related to assets held for sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

Goldman Mortgage Loan

On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers, entered into the Goldman Mortgage Loan with GSCMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers.  The terms of the Goldman Mortgage Loan were negotiated between the Goldman Loan Borrowers and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loans (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. We have accrued interest of $253 and borrowings of $241,324 as of both March 31, 2010 and December 31, 2009.

In March 2010, we extended the maturity date of the Goldman Mortgage Loan to March 2011, and amended certain terms of the loan agreement, including, among others, (i) a prohibition on distributions from the Goldman Loan Borrowers to us, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Goldman Mortgage Loan extension term, and (iii) within 90 days after the first day of the Goldman Mortgage Loan extension term, delivery by the Goldman Loan Borrowers to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Goldman Mortgage Loan.

Secured Term Loan

On April 1, 2008 First States Investors 3300 B, L.P., an indirect wholly-owned subsidiary of ours, or the PB Loan Borrower, entered into a loan agreement, the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000 or the PB Loan in part to refinance a portion of a portfolio of American Financial’s properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. We had accrued interest of $380 and $418 and borrowings of $234,851 and $234,851 as of March 31, 2010 and December 31, 2009, respectively.

The PB Loan requires us to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

The PB Loan Agreement contains covenants relating to liquidity and tangible net worth. As of March 31, 2010 and December 31, 2009, we were in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Loan Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor. In August 2008, the Goldman Mezzanine Loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders and the Senior Mezzanine Loan was assigned to KBS.  Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR and the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. The Goldman Mezzanine Loans encumber all properties held by Gramercy Realty.  We have accrued interest of $1,453 and $1,455 and borrowings of $552,989 and $553,552 as of March 31, 2010 and December 31, 2009, respectively.

In March 2010, we extended the maturity date of the Goldman Mezzanine Loan to March 2011, and amended certain terms of the Senior Mezzanine Loan agreement and the Junior Mezzanine Loan agreement, including, among others, with respect to the Senior Mezzanine Loan, (i) a prohibition on distributions from the Senior Mezzanine Loan borrowers to us, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Senior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to KBS and (iii) within 90 days after the first day of the Senior Mezzanine Loan extension term, delivery by the Senior Mezzanine borrowers  to KBS of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Senior Mezzanine Loan and with respect to the Junior Mezzanine, (i) a prohibition on distributions from the Junior Mezzanine Loan borrower to us, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Junior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to GSMC, Citicorp and SL Green and (iii) within 90 days after the first day of the Junior Mezzanine Loan extension term, delivery by the Junior Mezzanine Loan borrower to GSMC, Citicorp and SLG of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Junior Mezzanine Loan.

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

In connection with the closing of our first CDO in July 2005, pursuant to the collateral management agreement, the Manager agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral management agreement for our 2006 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral management agreement for our 2007 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to (i) 0.05% per annum of the aggregate principal balance of the CMBS securities, (ii) 0.10% per annum of the aggregate principal balance of loans, preferred equity securities, cash and certain defaulted securities, and (iii) a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the aggregate principal balance of the loans, preferred equity securities, cash and certain defaulted securities.

We retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO. The Issuers and Co-Issuers in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral using cash generated by debt investments that are repaid during the reinvestment periods which expire in July 2010, July 2011 and August 2012 for  the 2005, 2006 and 2007 CDO, respectively.

Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as debt investments are repaid or otherwise resolved. The financial statements of the Issuer of each CDO are consolidated in our financial statements. The securities originally rated as investment grade at time of issuance are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the securities originally rated as investment grade in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments. Loans and other investments are owned by the Issuers and the Co-Issuers, serve as collateral for our CDO securities, and the income generated from these investments is used to fund interest obligations of our CDO securities and the remaining income, if any, is retained by us. The CDO indentures contain minimum interest coverage and asset over collateralization covenants that must be satisfied in order for us to receive cash flow on the interests retained by us in our CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and we may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of the April 2010 distribution date, our 2006 CDO was in compliance with its interest coverage and asset over collateralization covenants, however the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the April 2010 distribution date and our 2007 CDO failed its overcollateralization test at the November 2009 and February 2010 distribution dates.

During the three months ended March 31, 2010, we repurchased, at a discount, $19,000 of notes previously issued by one of our three CDOs. We recorded a net gain on the early extinguishment of debt of $7,740 for the three months ended March 31, 2010.

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

Contractual Obligations

Combined aggregate principal maturities of our CDOs, junior subordinated notes, mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), unfunded loan commitments and operating leases as of March 31, 2010 are as follows:

	CDOs	Junior Subordinated Notes	Mortgage and Mezzanine Loans (1)	Interest Payments	Unfunded loan commitments (2)	Operating Leases	Total
2010 (April 1 - December 31)	$-	$-	$32,126	$139,425	$13,523	$14,142	$199,421
2011	-	-	819,533	181,650	6,868	18,521	1,027,083
2012	-	-	80,425	170,510	-	18,152	269,718
2013	-	-	617,943	149,671	-	17,682	785,787
2014	-	-	12,566	119,674	-	17,260	149,927
Thereafter	2,685,917	52,500	712,782	381,475	-	140,537	3,974,425
Above- / Below- Market Interest	-	-	14,856	-	-	-	14,856
Total	$2,685,917	$52,500	$2,290,231	$1,142,405	$20,391	$226,294	$6,421,217

(1)
Certain of our real estate assets are subject to mortgage liens. As of March 31, 2010, 713 real estate assets were encumbered with 28 mortgages with a cumulative outstanding balance of approximately $1,722,386. As of March 31, 2010, the mortgages’ balance ranged in amount from approximately $407 to $461,338 and had maturity dates ranging from approximately 4 months to 13 years. As of March 31, 2010, 24 of the loans had fixed interest rates ranging 5.06% to 8.29% and four variable rate loans had interest rates ranging from 1.88% to 6.23%.

(2)	Based on loan budgets and estimates.

Leasing Agreements

Our properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and renewal options. As of March 31, 2010, we also leased bank branches and office buildings from third parties with expiration dates extending to the year 2085 and have various ground leases with expiration dates extending through 2087. These lease obligations generally contain rent increases and renewal options.

Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of March 31, 2010 are as follows:

Operating Leases
2010 (April 1 - December 31)	$202,452
2011	208,812
2012	193,856
2013	181,942
2014	173,201
Thereafter	1,126,072
Total minimum lease payments	$2,086,335

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

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, if any, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. As a result, we have accrued dividends for six quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors.  We may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors.  However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

Beginning with the third quarter of 2008, our board of directors elected to not pay a dividend our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for.

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

Related Party Transactions

On April 24, 2009, in connection with the internalization, we entered into a securities transfer agreement with SL Green Operating Partnership L.P., or SL Green OP, GKK Manager Member Corp., or Manager Corp., and SL Green, pursuant to which (i) SL Green OP and Manager Corp. agreed to transfer to our Operating Partnership, membership interests in the Manager and (ii) SL Green OP agreed to transfer to our Operating Partnership its Class B limited partner interests in our Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities. No distributions were due on the Class B limited partner interests in connection with the internalization.

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

In connection with our initial public offering, we entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. We paid the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. In October 2008, we entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of our gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to us. We incurred expense to the Manager under this agreement of an aggregate of $5,672 for the three months ended March 31, 2009.

Prior to the internalization, to provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership were entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such became probable and reasonably estimable in accordance with the partnership agreement. In October 2008, we entered into a letter agreement with the Class B limited partners to provide that starting January 1, 2009, the incentive distribution could have been paid, at our option, in cash or shares of common stock. No incentive distribution was earned by the Class B limited partner interests for the three months ended March 31, 2009.

Prior to the internalization, we were obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. In October 2008, the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which we were obligated to reimburse the Manager for its costs incurred thereunder from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to our CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to our CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009. Effective May 2009, we entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for our CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors. For the three months ended March 31, 2010, we incurred expense of $25 and $0, pursuant to the special servicing arrangement.

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

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three months ended March 31, 2010 and 2009 we paid $76 and $100 under this lease, respectively.

In July 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of March 31, 2010 and December 31, 2009, the loan has a book value of $39,207 and $39,285, respectively.

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

In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007, the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of March 31, 2010 and December 31, 2009, our interest in the whole loan had a carrying value of $62,740 and $63,894, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34 th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $32,909 and $31,557, respectively. We recorded our pro rata share of net income of $1,263 for the three months ended March 31, 2010 and 2009, respectively.

In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of March 31, 2010 and December 31, 2009, the investment had a carrying value of $47,217 and $45,695, respectively. We recorded our pro rata share of net income of $1,523 and $1,519 for the three months ended March 31, 2010 and 2009, respectively.

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

In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, we, along with SL Green, sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of our interest in the loan back to SL Green. As of March 31, 2010 and December 31, 2009, the loan has a book value of $0. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of March 31, 2010 and December 31, 2009, the loan has a book value of $0 and $319, respectively.

In December 2007, we acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment, which is secured by an office building in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, we sold our remaining interest in the loan to an affiliate of SL Green for $16,120 pursuant to purchase rights established when the loan was acquired. The sale includes contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan. As of March 31, 2010 and December 31, 2009, the loan had a book value of $0.

In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of March 31, 2010 and December 31, 2009, the loan has a book value of $28,259 and $28,228, respectively.

In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of March 31, 2010 and 2009 the loan has a book value of $9,889 and $9,926, respectively.

In September 2008, we closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of March 31, 2010 and 2009, the loan has a book value of $30,381 and $29,925, respectively.

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

FFO for the three months ended March 31, 2010 and 2009 are as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net income (loss) available to common shareholders	$(24,768)	$(27,291)
Add:
Depreciation and amortization	29,565	30,698
FFO adjustments for unconsolidated joint ventures	1,080	1,173
Less:
Non real estate depreciation and amortization	(2,185)	(2,989)
Gain on sale	(1,041)	(358)
Funds from operations	$2,651	$1,233

Funds from operations per share - basis	$0.05	$0.02

Funds from operations per share - diluted	$0.05	$0.02

Cautionary Note Regarding Forward-Looking Information

        This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as "may," "will," "should," "expect," "believe," "anticipate," "estimate," "intend," "plan," "project," "continue," or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the reduction in cash flow received from our investments, in particular our CDOs and the Gramercy Realty portfolio;

•	the ability of our Gramercy Realty division to extend or restructure the terms of our mortgage and mezzanine loan obligations;

•	our ability to comply with financial covenants in our debt instruments, but specifically in our loan agreement with PB Capital Corporation;

•	maintenance of our liquidity needs, including balloon debt payments;

•
the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;

•	the availability, terms and deployment of short-term and long-term capital;

•	the resolution of our non-performing and sub-performing assets;

•	the adequacy of our cash reserves, working capital and other forms of liquidity;

•	the success or failure of our efforts to implement our current business strategy;

•	economic conditions generally and the strength of the commercial finance and real estate markets, and the banking industry specifically;

•	the performance and financial condition of borrowers, tenants, and corporate customers;

•	our ability to maintain compliance with over-collateralization and interest coverage tests in our CDOs;

•	the timing of cash flows, if any, from our investments;

•	the actions of our competitors and our ability to respond to those actions;

•	availability of, and ability to retain, qualified personnel;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	changes to our management;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our ability to lease-up assumed leasehold interests above the leasehold liability obligation;

•	demand for office space;

•	risks of real estate acquisitions;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	our ability to identify and complete additional property acquisitions;

•	our ability to profitably dispose of non-core assets;

•	risks of structured finance investments;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	environmental and/or safety requirements;

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

•	the continuing threat of terrorist attacks on the national, regional and local economies and;

•	other factors discussed under Item IA Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2009 and those factors that may be contained in any filing we make with the SEC.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued guidance on other-than-temporary-impairments that amends the impairment guidance relating to certain debt securities and required a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income. We have adopted this standard effective April 1, 2009. Adoption of the new guidance did not have a material impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued clarifying guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets. We adopted this new accounting standard effective April 1, 2009. Adoption of the new guidance did not have a material impact on our  Condensed Consolidated Financial Statements.

In April 2009, the FASB issued guidance that required that an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. We adopted this new accounting standard effective January 1, 2009. Adoption of the new guidance did not have a material impact on our Condensed Consolidated Financial Statements.

In May 2009, the FASB issued new guidance that incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards relative to the reporting of subsequent events, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new guidance, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. We adopted this standard effective April 1, 2009. In February 2010, the FASB issued an Accounting Standards Update (ASU) clarifying the application of this guidance to entities, specifying that if an entity is an SEC filer then it should evaluate subsequent events through the date the financial statements are available to be issued. Additionally the ASU incorporates a definition of an SEC filer and states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We have applied this update to our financial statements for the period ended March 31, 2010.

In June 2009, the FASB amended the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard is effective January 1, 2010. Adoption of this guidance will not have a material impact on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard is effective January 1, 2010. Adoption of this guidance will not have a material impact on our Condensed Consolidated Financial Statements.

In January 2010, the FASB amended guidance to require a number of additional disclosures regarding fair value measurements.  Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and the disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  We have determined the adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

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

We rely on the credit and equity markets to finance and grow our business.  Despite signs of moderate improvement, market conditions remain significantly challenging, and offer us few, if any, attractive opportunities to raise new debt or equity capital, particularly while our efforts to extend or restructure the Goldman Mortgage Loan and Goldman Mezzanine Loans remain ongoing.  As a result we have reduced new investment activity until the capital markets become more stable and market liquidity increases. In this environment, we are  focused on reducing leverage, extending or restructuring Gramercy Realty’s $241,324 mortgage loan and $552,989 of senior and junior mezzanine loans, actively managing portfolio credit, generating liquidity from existing assets, extending debt maturities, reducing capital expenditures and renewing expiring leases.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our commercial real estate finance assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We seek to enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because we generate income on our commercial real estate finance assets principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income on our commercial real estate finance assets will generally increase if LIBOR increases and decrease if LIBOR decreases. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We have used interest rate caps to manage our exposure to interest rate changes however, because our real estate assets generate income from long-term leases, our net income from our real estate assets will generally decrease if LIBOR increases. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve:

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100bps	$(2,668)
+200bps	$(5,337)
+300bps	$(8,005)

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	REMOVED AND RESERVED

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1
Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 5 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on July 26, 2004 and declared effective by the Commission on July 27, 2004).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on December 14, 2007).

3.3
Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).

4.1
Form of specimen stock certificate evidencing the common stock of the Company, par value $0.001 per share (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).

4.2
Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).

10.1
Second Amendment to Loan Agreement, dated as of March 9, 2010, by and among Goldman Sachs Mortgage Company, Citicorp North America, Inc.. SL Green Realty Corp., collectively as lender, and certain subsidiaries of Gramercy Capital Corp., as borrowers (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K which was filed with the Commission on March 15, 2010).

10.2
Amendment to Amended and Restated Senior Mezzanine Loan Agreement, dated as of March 9, 2010, by and among KBS Debt Holdings, LLC, as lender, and the required equity pledgors named therein and American Financial Realty Trust, GKK Stars Acquisition LLC, First States Group, L.P., First States Group, LLC, collectively as borrowers (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K which was filed with the Commission on March 15, 2010).

10.3
Amendment to Junior Mezzanine Loan Agreement, dated as of March 9, 2010, by and among Goldman Sachs Mortgage Company, Citicorp North America, Inc., SL Green Realty Corp., collectively as lender, and GKK Stars Junior Mezz 2 LLC, as borrower (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K which was filed with the Commission on March 15, 2010).

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

GRAMERCY CAPITAL CORP.

Dated: May 10, 2010	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer