Form 10-Q
period 2010-06-30
GRAMERCY CAPITAL CORP
filed 2010-08-06
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 49,922,393 as of August 6, 2010.

GRAMERCY CAPITAL CORP.
INDEX

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

Gramercy Capital Corp.
Condensed Consolidated Balance Sheets
(Unaudited, dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2010	2009
Assets:
Real estate investments, at cost:
Land	$888,925	$891,078
Building and improvements	2,394,328	2,391,817
Less: accumulated depreciation	(136,450)	(106,018)
Total real estate investments, net	3,146,803	3,176,877

Cash and cash equivalents	129,335	135,006
Restricted cash	81,130	76,859
Pledged government securities, net	95,117	97,286
Investment in joint ventures	89,740	84,645
Assets held-for-sale, net	484	841
Tenant and other receivables, net	63,772	61,065
Derivative instruments, at fair value	5	-
Acquired lease assets, net of accumulated amortization of $120,936 and $92,958	422,245	450,436
Deferred costs, net of accumulated amortization of $25,695 and $21,243	12,970	10,332
Other assets	16,258	13,342
Subtotal	4,057,859	4,106,689

Assets of Consolidated Variable Interest Entities ("VIEs"):
Real estate investments, at cost:
Land	54,775	19,059
Building and improvements	48,672	36,586
Less: accumulated depreciation	(1,999)	(1,442)
Total real estate investments directly owned	101,448	54,203

Cash and cash equivalents	4,396	3,339
Restricted cash	96,182	130,331
Loans and other lending investments, net	1,238,295	1,383,832
Commercial mortgage-backed securities	1,019,203	984,709
Investment in joint ventures	23,323	23,820
Loans held-for-sale	37,700	-
Derivative instruments, at fair value	1,271	-
Accrued interest	34,523	32,122
Deferred costs, net of accumulated amortization of $22,801 and $19,478	17,980	21,709
Other assets	22,679	24,683
Subtotal	2,597,000	2,658,748

Total assets	$6,654,859	$6,765,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Balance Sheets
(Unaudited, dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2010	2009
Liabilities and Equity:
Liabilities:
Mortgage notes payable	$1,689,091	$1,702,155
Mezzanine notes payable	552,064	553,522
Junior subordinated notes	-	52,500
Total secured and other debt	2,241,155	2,308,177

Accounts payable and accrued expenses	50,970	58,157
Dividends payable	16,379	11,707
Accrued interest payable	7,795	2,793
Deferred revenue	160,062	159,179
Below market lease liabilities, net of accumulated amortization of $182,169 and $144,253	732,778	770,781
Leasehold interests, net of accumulated amortization of $6,410 and $5,030	16,885	18,254
Liabilities related to assets held-for-sale	307	238
Other liabilities	6,518	16,193
Subtotal	3,232,849	3,345,479

Non-Recourse Liabilities of Consolidated VIEs:
Mortgage notes payable	40,948	41,513
Collateralized debt obligations	2,728,104	2,710,946
Total secured and other debt	2,769,052	2,752,459

Accounts payable and accrued expenses	11,031	4,137
Accrued interest payable	3,357	6,991
Deferred revenue	392	67
Derivative instruments, at fair value	148,789	88,786
Subtotal	2,932,621	2,852,440

Total liabilities	6,165,470	6,197,919

Commitments and contingencies	-	-

Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 49,906,180 and 49,884,500 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively.	50	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, 4,600,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively.	111,205	111,205
Additional paid-in-capital	1,079,341	1,078,784
Accumulated other comprehensive loss	(156,696)	(96,038)
Accumulated deficit	(545,873)	(527,821)
Total Gramercy Capital Corp. stockholders' equity	488,027	566,180
Non-controlling interest	1,362	1,338
Total equity	489,389	567,518
Total liabilities and equity	$6,654,859	$6,765,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statements of Operations
(Unaudited, dollar amounts and shares in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Rental revenue	$78,544	$82,915	$158,388	$162,809
Investment income	43,808	44,869	88,059	97,725
Operating expense reimbursements	29,190	29,672	58,124	60,188
Other income	5,511	1,246	7,379	2,517
Total revenues	157,053	158,702	311,950	323,239

Expenses
Property operating expenses
Real estate taxes	10,399	9,736	21,013	19,624
Utilities	9,318	9,132	19,639	19,404
Ground rent and leasehold obligations	5,028	4,263	9,849	8,891
Property and leasehold impairments	-	1,362	-	4,467
Direct billable expenses	1,046	2,098	2,685	4,259
Other property operating expenses	22,422	19,390	41,793	40,160
Total property operating expenses	48,213	45,981	94,979	96,805

Interest expense	49,438	58,235	100,660	123,739
Depreciation and amortization	26,595	29,797	54,395	57,132
Management, general and administrative	10,016	9,552	17,718	18,335
Management fees	-	2,115	-	7,787
Impairment on loans held-for-sale and commercial mortgage-backed securities	2,277	41,951	14,603	126,379
Provision for loan loss	13,230	167,412	54,390	220,183
Total expenses	149,769	355,043	336,745	650,360

Income (loss) from continuing operations before equity in income from unconsolidated joint ventures, provisions for taxes and non-controlling interest	7,284	(196,341)	(24,795)	(327,121)

Equity in net income of unconsolidated joint ventures	1,748	1,975	2,864	4,187
Income (loss) from continuing operations before provision for taxes, gain on extinguishment of debt and discontinued operations	9,032	(194,366)	(21,931)	(322,934)

Gain on extinguishment of debt	-	-	7,740	107,229
Provision for taxes	(66)	(134)	(104)	(2,401)
Net income (loss) from continuing operations	8,966	(194,500)	(14,295)	(218,106)
Net loss from discontinued operations	(205)	(10,267)	(373)	(11,955)
Net gains from disposals	271	7,937	1,312	8,295
Net income (loss) from discontinued operations	66	(2,330)	939	(3,660)
Net income (loss)	9,032	(196,830)	(13,356)	(221,766)
Net (income) loss attributable to non-controlling interest	20	1,024	(24)	1,005
Net income (loss) attributable to Gramercy Capital Corp.	9,052	(195,806)	(13,380)	(220,761)
Accrued preferred stock dividends	(2,336)	(2,336)	(4,672)	(4,672)
Net income (loss) available to common stockholders	$6,716	$(198,142)	$(18,052)	$(225,433)

Basic earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$0.13	$(3.95)	$(0.38)	$(4.47)
Net income (loss) from discontinued operations	-	(0.03)	0.02	(0.05)
Net income (loss) available to common stockholders	$0.13	$(3.98)	$(0.36)	$(4.52)

Diluted earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$0.13	$(3.95)	$(0.38)	$(4.47)
Net income (loss) from discontinued operations	-	(0.03)	0.02	(0.05)
Net income (loss) available to common stockholders	$0.13	$(3.98)	$(0.36)	$(4.52)
Basic weighted average common shares outstanding	49,906	49,818	49,902	49,839
Diluted weighted average common shares and common share equivalents outstanding	50,432	49,818	49,902	49,839

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statement of Equity
(Unaudited, dollar amounts and shares in thousands)

	Common Stock		Series A	Additional Paid-	Accumulated Other Comprehensive Income		Total Gramercy	Non-controlling		Comprehensive
	Shares	Par Value	Preferred Stock	In-Capital	(Loss)	Accumulated Deficit	Capital Corp	Interest	Total	(Loss)
Balance at December 31, 2009	49,885	$50	$111,205	$1,078,784	$(96,038)	$(527,821)	$566,180	$1,338	$567,518
Net income (loss)						(13,380)	(13,380)	24	(13,356)	$(13,380)
Change in net unrealized loss on derivative instruments					(61,581)		(61,581)		(61,581)	(61,581)
Reclassification of adjustments of net unrealized loss on securities previously available for sale					923		923		923	923
Issuance of stock - stock purchase plan	8			21			21		21
Stock based compensation - fair value	13			536			536		536
Dividends accrued on preferred stock						(4,672)	(4,672)		(4,672)
Balance at June 30, 2010	49,906	$50	$111,205	$1,079,341	$(156,696)	$(545,873)	$488,027	$1,362	$489,389	$(74,038)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollar amounts in thousands)

	Six months ended June 30,
	2010	2009
Operating Activities:
Net loss	$(13,356)	$(221,766)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	57,469	63,317
Amortization of leasehold interests	(1,368)	(1,495)
Amortization of acquired leases to rental revenue	(32,264)	(41,844)
Amortization of deferred costs	3,882	5,892
Amortization of discount and other fees	(13,691)	(13,412)
Straight-line rent adjustment	16,235	14,957
Non-cash impairment charges	14,784	145,448
Net gain on sale of properties and lease terminations	(1,391)	(8,529)
Equity in net loss of joint ventures	(2,864)	(3,873)
Gain on extinguishment of debt	(7,740)	(107,229)
Amortization of stock compensation	557	543
Provision for loan losses	54,390	220,183
Changes in operating assets and liabilities:
Restricted cash	(1,650)	(3,337)
Tenant and other receivables	(1,423)	3,537
Payment of capitalized tenant leasing costs	(987)	(736)
Accrued interest	(4,846)	-
Other assets	(4,848)	(759)
Accounts payable, accrued expenses and other liabities	2,450	(7,776)
Deferred revenue	(16,415)	(31,138)
Net cash provided by operating activities	46,924	11,983

Investing Activities:
Capital expenditures and leasehold costs	(8,390)	(3,717)
Deferred investment costs	-	(656)
Proceeds from sale of real estate	18,113	44,532
New investment originations and funded commitments	(70,060)	(41,346)
Principal collections on investments	70,813	67,556
Proceeds from loan syndications	3,832	-
Investment in commercial mortgage-backed securities	(43,324)	(75,482)
Investment in joint venture	(825)	(1,698)
Change in accrued interest income	(8)	-
Deposit received for sale of real estate	-	6,000
Proceeds from sale of joint venture interest	-	3,028
Purchase of marketable investments	1	(7)
Sale of marketable investments	3,044	3,509
Change in restricted cash from investing activities	(1,389)	(914)
Net cash (used in) provided by investing activities	(28,193)	805

Financing Activities:
Proceeds from repurchase facilities	-	9,500
Repayments of repurchase facilities	(85)	(33,201)
Repayment of unsecured credit facility	-	(45,000)
Repayment of mortgage notes	(12,910)	(25,622)
Purchase of interest rate caps	(2,982)	-
Repurchase of collateralized debt obligations	(11,260)	-
Payment for exchange of junior subordinate note	(5,000)	-
Dividend paid	-	(16)
Distributions to non-controlling interest holders	-	(213)
Deferred financing costs and other liabilities	(6,330)	(3,246)
Change in restricted cash from financing activities	15,222	35,792
Net cash used in financing activities	(23,345)	(62,006)
Net decrease in cash and cash equivalents	(4,614)	(49,218)
Cash and cash equivalents at beginning of period	138,345	136,828
Cash and cash equivalents at end of period	$133,731	$87,610

Non-cash activity:
Deferred gain and other non-cash activity related to derivatives	$(61,581)	$60,883
Debt assumed by purchaser in sale of real estate	$-	$103,621
Supplemental cash flow disclosures:
Interest paid	$103,844	$113,155
Income taxes paid	$212	$401

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

1. Business and Organization

Gramercy Capital Corp., also referred to as the Company or Gramercy, is a self-managed, integrated, commercial real estate finance and property investment company. From its inception until April 2009, the Company was externally managed and advised by GKK Manager LLC, or the Manager, a wholly-owned subsidiary of SL Green Realty Corp., or SL Green. On April 24, 2009, the Company completed the internalization of its management through the direct acquisition of the Manager from SL Green. Beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Company added 77 former employees of the Manager to its own staff. At June 30, 2010 and December 31, 2009, SL Green Operating Partnership, L.P., or SL Green OP, a wholly-owned subsidiary of SL Green, owned approximately 12.5% of the outstanding shares of the Company’s common stock.

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

The Company’s property investment business, which operates under the name Gramercy Realty, targets commercial properties leased primarily to financial institutions and affiliated users throughout the United States. These institutions are, for the most part, deposit-taking commercial banks, thrifts and credit unions, which the Company generally refers to as “banks.” The Company’s portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wells Fargo Bank, N.A. (formerly Wachovia Bank, National Association), or Wells Fargo, Regions Financial Corporation, or Regions Financial, and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks. The Company’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Neither Gramercy Realty nor Gramercy Finance is a separate legal entity, but are divisions of the Company through which the Company’s property investment and commercial real estate finance businesses are conducted.

As of June 30, 2010, Gramercy Finance held loans and other lending investments and CMBS of $2,295,198, net of unamortized fees, discounts, unfunded commitments, reserves for loan losses and other adjustments, with an average spread of 30-day LIBOR plus 367 basis points for its floating rate investments, and an average yield of approximately 6.32% for its fixed rate investments. As of June 30, 2010, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, three interests in joint ventures holding fee positions on properties subject to long-term leases, seven interests in real estate acquired through foreclosures including a joint venture, and a 100% fee interest in a property subject to a long-term ground lease.

As of June 30, 2010, Gramercy Realty’s portfolio consisted of 629 bank branches, 325 office buildings and two land parcels, of which 54 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 25.6 million rentable square feet and its unconsolidated properties aggregated approximately 251 thousand rentable square feet. As of June 30, 2010, the occupancy of Gramercy Realty’s consolidated properties was 85.2% and the occupancy for its unconsolidated properties was 100.0%. Gramercy Realty’s two largest tenants are Bank of America and Wells Fargo, and as of June 30, 2010, they represented approximately 40.4% and 15.7%, respectively, of the rental income of the Company’s portfolio and occupied approximately 43.7% and 17.7%, respectively, of Gramercy Realty’s total rentable square feet.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

Due to the nature of the business of Gramercy Realty’s tenant base, Gramercy Realty typically enters into long-term leases with its financial institution tenants. As of June 30, 2010, the weighted average remaining term of Gramercy Realty’s leases was 9.1 years and approximately 73.2% of its base revenue was derived from net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, Gramercy Realty is focused on maximizing the value of its portfolio through strategic sales, effective and efficient property management and renewing expiring leases.

In March 2010, the Company amended its $240,523 mortgage loan with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp, and SL Green, or the Goldman Mortgage Loan, and its $552,064 senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSCMC, Citicorp and SL Green, or the Goldman Mezzanine Loans, to extend the maturity date to March 11, 2011.  The Goldman Mortgage Loan is collateralized by approximately 195 properties held by Gramercy Realty and the Goldman Mezzanine Loans are collateralized by the equity interest in substantially all of the entities comprising the Company’s Gramercy Realty division.  The Company does not expect that it will be able to refinance the entire amount of indebtedness under the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their final maturity and it is unlikely to have sufficient capital to satisfy any shortfall. Failure to satisfy any shortfall will result in a default and could result in the foreclosure of the underlying Gramercy Realty properties and/or the Company’s equity interests in the entities that comprise substantially all of its Gramercy Realty division. Such default would materially and adversely affect the Company’s business, financial condition and results of operations. A loss of the Gramercy Realty portfolio in such circumstances would trigger a substantial book loss and would likely result in the Company having negative book value.  The Company has begun negotiations with its lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans and has retained EdgeRock Realty Advisors LLC, an FTI Company, to assist in evaluating strategic alternatives with Gramercy Realty and the potential restructure of such debt.  However, there can be no assurance of when or if the Company will be able to accomplish such restructuring or on what terms such restructuring would be.

The Company relies on the credit and equity markets to finance and grow its business.  Despite signs of moderate improvement, market conditions remain significantly challenging and offer the Company few, if any, attractive opportunities to raise new debt or equity capital, particularly while the Company’s efforts to extend or restructure the Goldman Mortgage Loan and Goldman Mezzanine Loans remain ongoing.  In this environment, the Company is focused on extending or restructuring the Goldman Mortgage Loan and Goldman Mezzanine Loans, actively managing portfolio credit, generating liquidity from existing assets, extending debt maturities, reducing capital expenditures and renewing expiring leases.  Nevertheless, the Company remains committed to identifying and pursuing strategies and transactions that could preserve or improve cash flows to the Company from its CDOs, increase the Company’s net asset value per share of common stock, improve the Company’s future access to capital or otherwise potentially create value for the Company’s stockholders.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

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

Principles of Consolidation

The Condensed Consolidated Financial Statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities, or VIEs, in which the Company is the primary beneficiary. The Company adopted the new consolidation accounting guidance, which was effective as of January 1, 2010.  This guidance has changed the criteria for consolidation of VIEs and removed a preexisting consolidation exception for qualified special purpose entities, such as certain securitization vehicles. The amended guidance requires a qualitative, rather than quantitative assessment of when a VIE should be consolidated. The primary beneficiary is defined as the entity that (i) directly controls the activities that have the most significant impact the entity’s economic performance, and (ii) has the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.  The Company has historically consolidated four VIEs as further discussed below, and the adoption of the new accounting guidance did not impact the accounting for these entities.  All significant intercompany balances and transactions have been eliminated.  Entities which the Company does not control and entities which are VIEs, but where the Company is not the primary beneficiary, are accounted for as investments in joint ventures or as investments in CMBS.

Variable Interest Entities

The following is a summary of the Company’s involvement with VIEs as of June 30, 2010:

	Company carrying value-assets		Company carrying value- liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Real estate investments, net	$43,116		$41,199	$43,116	$41,199
Collateralized debt obligations	2,553,884		2,891,422	3,107,802	3,086,554
	$2,597,000		$2,932,621	$3,150,918	$3,127,753
Unconsolidated VIEs
Investment in joint ventures	$107,744	(1)	$-	$452,416	$206,506
CMBS-controlling class	16,934	(2)	-	903,654	903,654
	$124,678		$-	$1,356,070	$1,110,160

(1)	Includes one investment in joint venture of $23,323 held by the collateralized debt obligations classified on the Condensed Consoldiated Balance Sheet as an Asset of Consolidated VIEs.

(2)	CMBS are assets held by the collateralized debt obligations classified on the Condensed Consolidated Balance Sheet as an Asset of Consolidated VIEs.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

Consolidated VIEs

As of June 30, 2010, the Condensed Consolidated Balance Sheet includes $2,597,000 of assets and $2,932,621 of liabilities related to four consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, the Company’s net exposure to loss from investments in these entities is limited to $1,917.

Real Estate Investments, Net

The Company, through its acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, on April 1, 2008, obtained a wholly-owned interest of First States Investors 801 GP II, LLC and First States Investors 801, L.P. which owns the 0.51% and 88.4% general partnership interests in 801 Market Street Holdings, L.P., or Holdings, for the purpose of owning and leasing a condominium interest located at 801 Market Street, Philadelphia, Pennsylvania.  The original acquisition of the condominium interest was financed with a $42,904 non-recourse mortgage loan held by Holdings.  The loan bears interest at a fixed rate of 6.17% and matures in 2013.  Excluding the lien placed on the property by the mortgage lender, there are no other restrictions on the assets of Holdings.  The Company does not have any arrangements to provide additional financial support to Holdings.  The Company’s share of the net income of Holdings totals $336 and $710 for the three and six months ended June 30, 2010, respectively, and the cash flows from the real estate investments are insignificant compared to the cash flow of the Company.  The Company manages the real estate investment and has control of major operational decisions and therefore has concluded that it is the primary beneficiary of the real estate investment.

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

The Company is not obligated to provide any financial support to these CDOs. As of June 30, 2010, the Company has no exposure to loss as a result of the investment in these CDOs.  Since the Company is the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, the Company has concluded that it is the primary beneficiary of the CDOs.

Unconsolidated VIEs

Investment in CMBS

The Company has investments in CMBS, which are considered to be VIEs.  These securities were acquired through investment, and are comprised of primarily securities that were originally investment grade securities, and do not represent a securitization or other transfer of the Company’s assets. The Company is not named as the special servicer or collateral manager of these investments, except as discussed further below.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

The Company is not obligated to provide, nor has it provided, any financial support to these entities. The majority of the Company’s securities portfolio, with an aggregate face amount of $1,236,915, is financed by the Company’s CDOs, and the Company’s exposure to loss is therefore limited to its interests in these consolidated entities described above. The Company has not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, the Company does not directly control the activities that most significantly impact the VIEs’ economic performance.

The Company further analyzed its investment in controlling class CMBS to determine if it was the primary beneficiary.  At June 30, 2010, the Company owned securities of two controlling class CMBS trusts, including a non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, with a carrying value of $16,934. The total par amounts of CMBS issued by the two CMBS trusts were $903,654.

The Trust is a resecuritization of approximately $634,000 of CMBS originally rated AA through BB.  The Company purchased a portion of the below investment securities, totaling approximately $27,300. The Manager is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. The Company has determined that it is the non-transferor sponsor of the Trust.  As collateral administrator, the Manager has the right to purchase defaulted securities from the Trust at fair value if very specific triggers have been reached.  The Company has no other rights or obligations that could impact the economics of the Trust and therefore has concluded that it is not the primary beneficiary.   The Manager can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. Neither the Company nor the Manager has any on-going financial obligations, including advancing, funding or purchasing collateral in the Trust.

At June 30, 2010, the Company’s maximum exposure to loss as a result of its investment in these CMBS trusts totaled $16,934, which equals the book value of these investments as of June 30, 2010.

Investment in Unconsolidated Joint Ventures

In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with an $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. As of June 30, 2010 and December 31, 2009, the investment had a carrying value of $34,386 and $31,567, respectively. The Company is required to make additional capital contributions to the entity to supplement the entity’s operational cash flow needs.  The Company is not the managing member and has no control over the decisions that most impact the economics of the entity and therefore has concluded that it is not the primary beneficiary of the VIE.

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. As of June 30, 2010 and December 31, 2009, the investment had a carrying value of $50,035 and $45,659, respectively. The Company is required to make additional capital contributions to the entity to supplement the entity’s operational cash flow needs.  The Company is not the managing member and has no control over the decisions that most impact the economics of the entity and therefore has concluded that it is not the primary beneficiary of the VIE.

In April 2008, the Company acquired via a deed-in-lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York.  As of June 30, 2010 and December 31, 2009, the investment had a carrying value of $23,323 and $23,820, respectively.   The Company is required to make additional capital contributions to the entity to supplement the entity’s operational cash flow needs.  While the Company is the managing member of this entity, the Company’s joint venture partner has significant participating rights surrounding the establishment and execution of the entity’s business plan.  As a result the Company has concluded that it is not the primary beneficiary of this entity.

Unless otherwise noted, the Company is not obligated to provide any financial support to these entities.  The Company’s maximum exposure to loss as a result of its investment in these entities is limited to the book value of these investments as of June 30, 2010 and any further contributions required to enable the VIEs to meet operating cash flow needs.  The Company’s accounting for unconsolidated joint ventures is further disclosed in Note 6.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are both protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of June 30, 2010 and December 31, 2009, the Company had investments of $113,063 and $108,465 in unconsolidated joint ventures, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at June 30, 2010 consists of $29,525 on deposit with the trustee of the Company’s CDOs. The remaining balance consists of $67,120 held as collateral for letters of credit, $2,499 of interest reserves held on behalf of borrowers and $78,168 which represents amounts escrowed pursuant to mortgage agreements securing the Company’s real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Assets Held-for-Sale

Real Estate and CTL Investments Held-for-Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of June 30, 2010 and December 31, 2009, the Company had real estate investments held-for-sale of $484 and $841, respectively. The Company recorded impairment charges of $6 and $263 for the three and six months ended June 30, 2010, respectively, and $13,295 and $19,068 for the three and six months ended June 30, 2009, respectively, related to real estate investments classified as held-for-sale.

Loans and Other Lending Investments Held-For-Sale

Loans held-for-investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held-for-sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of June 30, 2010, the Company had loans and other lending investments designated as held-for-sale of $37,700. As of December 31, 2009, the Company had no loans and other lending investments designated as held-for-sale. The Company recorded impairment charges of $2,000 and $2,000 related to the mark-to-market of the loans designated as held-for-sale for the three and six months ended June 30, 2010, respectively. The Company recorded impairment charges of $41,951 and $126,379 related to the mark-to-market of the loans designated as held-for-sale for the three and six months ended June 30, 2009, respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

Commercial Mortgage-Backed Securities

The Company designates its CMBS investments on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the Condensed Consolidated Statements of Operations using the level yield method. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected, discounted at the investment’s current yield, and is charged against earnings on the Condensed Consolidated Statements of Operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the Condensed Consolidated Balance Sheet. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In November 2007, subsequent to financing the Company’s CMBS investments in its CDOs, the Company redesignated all of its available-for-sale CMBS investments with a book value of approximately $43,600 to held-to-maturity. As of June 30, 2010 and December 31, 2009, the amortization of unrealized loss on the redesignated CMBS investments included in other comprehensive income (loss) was $2,983 and $3,906, respectively.

When it is probable that the Company will be unable to collect all contractual payments due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting charge against earnings and a new cost basis is established. The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income. During the three and six months ended June 30, 2010, the Company recognized an other-than-temporary impairment of $277 and $12,603, respectively, due to an adverse change in expected cash flows related to credit losses for two and eight CMBS investments, respectively, which are recorded in impairment on loans held-for-sale and CMBS in the Company’s Condensed Consolidated Statement of Operations. No other-than-temporary impairments were recognized during the three and six months ended June 30, 2009.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

Pledged Government Securities

The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. The Company does not intend to sell the securities and believes it is more likely than not that it will realize the full amortized cost basis of the securities over their remaining life. These securities had a carrying value of $95,117 and $97,286, a fair value of $98,987 and $98,832 and unrealized gains of $3,870 and $1,545 at June 30, 2010 and December 31, 2009, respectively, and have maturities that extend through November 2013.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of June 30, 2010 and December 31, 2009, were $7,599 and $8,172, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the Condensed Consolidated Statements of Operations.

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
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

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

Intangible assets and acquired lease obligations consist of the following:

	June 30, 2010	December 31, 2009
Intangible assets:
In-place leases, net of accumulated amortization of $92,705 and $70,363	$341,140	$363,655
Above-market leases, net of accumulated amortization of $28,239 and $22,601	81,145	86,823
Amounts related to assets held-for-sale, net of accumulated amortization of $8 and $6	(40)	(42)
Total intangible assets	$422,245	$450,436

Intangible liabilities:
Below-market leases, net of accumulated amortization of $182,180 and $144,261	$732,833	$770,839
Amounts related to assets held-for-sale, net of accumulated amortization of $11 and $8	(55)	(58)
Total intangible liabilities	$732,778	$770,781

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
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

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

For a further discussion regarding the measurement of financial instruments see Note 11.

Revenue Recognition

Real Estate and CTL Investments

Rental income from leases is recognized on a straight-line basis regardless of when payments are contractually due. Certain lease agreements also contain provisions that require tenants to reimburse the Company for real estate taxes, common area maintenance costs, use of parking facilities and the amortized cost of capital expenditures with interest. Such amounts are included in both revenues and operating expenses when the Company is the primary obligor for these expenses and assumes the risks and rewards of a principal under these arrangements. Under leases where the tenant pays these expenses directly, such amounts are not included in revenues or expenses.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

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

The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At June 30, 2010, the Company had one subordinate interest in a whole loan, one second lien loan, one third lien loan and one mezzanine loan with an aggregate carrying value of $0, which were classified as non-performing. At December 31, 2009, the Company had three first mortgage loans with an aggregate carrying value of $55,122, four mezzanine loans with a carrying value of $319, one second lien loan with the carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

 The Company classifies loans as sub-performing if they are materially not performing in accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At June 30, 2010, the Company had three first mortgage loans and one mezzanine loan with an aggregate carrying value of $126,103 classified as sub-performing. At December 31, 2009, four first mortgage loans with a total carrying value of $160,212 were classified as sub-performing.

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

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb losses. During the six months ended June 30, 2010, the Company incurred charge-offs totaling $81,166 relating to realized losses on six loans. During the year ended December 31, 2009, the Company incurred charge-offs totaling $188,574 relating to realized losses on 16 loans. The Company maintained a reserve for loan losses of $391,426 against 24 separate investments with a carrying value of $619,332 as of June 30, 2010, and a reserve for loan losses of $418,202 against 23 investments with a carrying value of $536,455 as of December 31, 2009.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

Incentive Distribution (Class B Limited Partner Interest)

Prior to the internalization, the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of the Operating Partnership) exceed the product of the Company’s weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts became probable and reasonably estimable in accordance with the partnership agreement. These cash distributions reduced the amount of cash available for distribution to the common unit holders in the Operating Partnership and to the Company’s common stockholders. In October 2008, the Company entered into a letter agreement with the Class B limited partners to provide that the starting January 1, 2009, the incentive distribution could be paid, at the Company’s option, in cash or shares of common stock. In April 2009, the Company completed the internalization of its management through the direct acquisition of the Manager from SL Green. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Class B limited partner interests have been cancelled. No incentive distribution was earned for the three and six months ended June 30, 2009.

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

All hedges held by the Company are deemed effective based upon the hedging objectives established by the Company’s corporate policy governing interest rate risk management. The effect of the Company’s derivative instruments on its financial statements is discussed more fully in Note 14.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

Income Taxes

The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income, if any, to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company is subject to certain state and local taxes.  The Company’s TRSs are subject to U.S. federal, state and local income taxes.

For the three and six months ended June 30, 2010, the Company recorded $66 and $104 of income tax expense, respectively. For the three and six months ended June 30, 2009, the Company recorded $134 and $2,401 of income tax expense respectively. Included in tax expense for the six months ended June 30, 2009 is $2,100 of state income taxes on the gain of extinguishment of debt of $107,229. Under federal tax law, the Company is allowed to defer all or a portion of this gain until 2014; however, not all states follow this federal rule.

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
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

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

Four investments accounted for approximately 21.4% of the total carrying value of the Company's debt investments as of June 30, 2010 compared to four investments which accounted for approximately 20.8% of the total carrying value of the Company's debt investments as of December 31, 2009. Six investments accounted for approximately 16.2% and 16.7% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2010 compared to six investments which accounted for approximately 17.5% and 17.0% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2009, respectively. The largest sponsor accounted for approximately 9.8% and 9.5% of the total carrying value of the Company’s debt investments as of June 30, 2010 and December 31, 2009, respectively. The largest sponsor accounted for approximately 6.0% and 6.0% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2010, respectively, compared to approximately 5.9% and 5.5% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2009, respectively.

Additionally, two tenants, Bank of America and Wells Fargo, accounted for approximately 40.3% and 16.0% of the Company's rental revenue for the three months ended June 30, 2010, respectively, and approximately 40.4% and 15.7% of the Company's rental revenue for the six months ended June 30, 2010, respectively.

Recently Issued Accounting Pronouncements

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

3. Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company’s loans, other lending investments and CMBS investments as of June 30, 2010 and December 31, 2009, were as follows:

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2010	2009	2010	2009	2010	2009	2010		2009
Whole loans floating rate	$768,222	$830,617	60.2%	60.2%			329	bps	454	bps
Whole loans, fixed rate	122,835	122,846	9.6%	8.9%	6.54%	6.89%
Subordinate interests in whole loans, floating rate	75,723	76,331	5.9%	5.5%			294	bps	246	bps
Subordinate interests in whole loans, fixed rate	46,465	44,988	3.7%	3.2%	6.02%	7.46%
Mezzanine loans, floating rate	143,918	190,668	11.3%	13.7%			678	bps	577	bps
Mezzanine loans, fixed rate	86,358	85,898	6.8%	6.2%	10.69%	8.08%
Preferred equity, floating rate	28,207	28,228	2.2%	2.0%			349	bps	1,064	bps
Preferred equity, fixed rate	4,267	4,256	0.3%	0.3%	7.21%	7.23%
Subtotal/ Weighted average	1,275,995	1,383,832	100.0%	100.0%	7.84%	7.39%	376	bps	476	bps
CMBS, floating rate	55,682	67,876	5.5%	6.9%			215	bps	254	bps
CMBS, fixed rate	963,521	916,833	94.5%	93.1%	5.91%	7.84%
Subtotal/ Weighted average	1,019,203	984,709	100.0%	100.0%	5.91%	7.84%	215	bps	254	bps

Total	$2,295,198	$2,368,541	100.0%	100.0%	6.32%	7.74%	367	bps	463	bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

As of June 30, 2010, the Company’s loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing		Current Carrying Value (In thousands)		% of Total
2010 (July 1 - December 31)	14	(1)	$248,593		19.5%
2011	21		489,872		38.4%
2012	9		235,034		18.4%
2013	2		62,548		4.9%
2014	3		68,100		5.3%
Thereafter	7		171,848		13.5%
Total	56		$1,275,995		100.0%

Weigthed average maturity			1.9 years	(2)

(1)	Of the loans scheduled to mature in 2010, nine investments with a carrying value of $172,408 have extension options, which may be subject to performance criteria.

(2)
The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

For the three and six months ended June 30, 2010 and 2009, the Company’s investment income from loans, other lending investments and CMBS investments, was generated by the following investment types:

	Three months ended June 30, 2010		Three months ended June 30, 2009
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$16,108	36.8%	$19,704	43.9%
Subordinate interests in whole loans	775	1.8%	1,370	3.1%
Mezzanine loans	6,212	14.2%	9,954	22.2%
Preferred equity	683	1.6%	285	0.6%
CMBS	20,030	45.6%	13,556	30.2%
Total	$43,808	100.0%	$44,869	100.0%

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$32,963	37.4%	$42,650	43.6%
Subordinate interests in whole loans	1,468	1.7%	2,311	2.4%
Mezzanine loans	13,273	15.1%	23,813	24.4%
Preferred equity	1,354	1.5%	618	0.6%
CMBS	39,001	44.3%	28,333	29.0%
Total	$88,059	100.0%	$97,725	100.0%

At June 30, 2010 and December 31, 2009, the Company’s loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	June 30, 2010		December 31, 2009
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$615,813	48.3%	$638,937	46.2%
West	314,468	24.6%	347,531	25.1%
Mid-Atlantic	121,472	9.5%	127,872	9.2%
South	119,855	9.4%	132,961	9.6%
Southwest	50,309	4.0%	71,960	5.2%
Other (1)	32,036	2.5%	42,406	3.1%
Midwest	22,042	1.7%	22,165	1.6%
Total	$1,275,995	100.0%	$1,383,832	100.0%

(1) Includes interest-only strips and at December 31, 2009 included a defeased loan.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

At June 30, 2010 and December 31, 2009, the Company’s loans and other lending investments, excluding CMBS investments, by property type were as follows:

	June 30, 2010		December 31, 2009
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$603,087	47.3%	$644,720	46.6%
Hotel	183,766	14.4%	220,385	15.9%
Retail	169,930	13.3%	107,115	7.7%
Land - Commercial	148,300	11.6%	167,300	12.1%
Multifamily	55,336	4.3%	88,975	6.4%
Industrial	47,851	3.7%	50,842	3.7%
Condo	32,977	2.6%	53,475	3.9%
Mixed-Use	28,655	2.3%	24,203	1.8%
Other (1)	6,093	0.5%	9,621	0.7%
Land - Residential	-	-	17,196	1.2%
Total	$1,275,995	100.0%	$1,383,832	100.0%

(1) Includes interest-only strips and a loan to one sponsor secured by the equity interests in seven properties.

 The Company recorded provisions for loan losses of $13,230 and $54,390 for the three and six months ended June 30, 2010, respectively. The Company recorded provisions for loan losses of $167,412 and $220,183 for the three and six months ended June 30, 2009, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience, presence or absence of credit enhancement to the Company’s debt investments and collateral quality by individual asset or category of asset.

For the six months ended June 30, 2010, the Company incurred charge-offs of $81,166 related to realized losses on six loan investments. During the year ended December 31, 2009, the Company incurred charge-offs totaling $188,574 related to 16 loan investments.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

The interest income recognized from impaired loans during the time within the financial statement period that they were impaired or reserved for was $13,191 and $27,625 for the three and six months ended June 30, 2010, respectively. The interest income recognized from impaired loans during the time within the financial statement period that they were impaired was $12,418 and $24,004 for the three and six months ended June 30, 2009, respectively.

Changes in the reserve for loan losses were as follows:

Reserve for possible loan losses, December 31, 2009	$418,202
Additional provision for loan losses	41,160
Charge-offs	(54,310)
Reserve for possible loan losses, March 31, 2010	405,052
Additional provision for loan losses	13,230
Charge-offs	(26,856)
Reserve for possible loan losses, June 30, 2010	$391,426

The following is a summary of the Company’s CMBS investments at June 30, 2010:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	6	$63,664	$55,682	$81	$(8,026)	$47,737
Fixed rate CMBS	102	1,173,251	963,521	56,424	(323,338)	696,607
Total	108	$1,236,915	$1,019,203	$56,505	$(331,364)	$744,344

The following is a summary of the Company’s CMBS investments at December 31, 2009:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	9	$81,664	$67,876	$-	$(25,512)	$42,364
Fixed rate CMBS	90	1,096,968	916,833	30,662	(433,464)	514,031
Total	99	$1,178,632	$984,709	$30,662	$(458,976)	$556,395

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

The following table shows the Company’s fair value unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010.

	Less than 12 Months		12 months or More		Total
Description	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Floating rate CMBS	$7,440	$(140)	$39,528	$(7,886)	$46,968	$(8,026)
Fixed rate CMBS	25,576	(1,771)	465,862	(321,566)	491,438	(323,337)
Total temporarily impaired securities	$33,016	$(1,911)	$505,390	$(329,452)	$538,406	$(331,363)

As of June 30, 2010, the Company’s CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value	Percent of Total Carrying Value	Current Fair Value	Percent of Total FairValue
Less than 1 year	1	$13,901	1.4%	$12,320	1.7%
1 - 5 years	9	94,796	9.3%	77,381	10.4%
5 - 10 years	98	910,506	89.3%	654,643	87.9%
Thereafter	-	-	-	-	-
Total	108	$1,019,203	100.0%	$744,344	100.0%

The following is a summary of the underlying credit ratings of the Company’s CMBS investments at June 30, 2010 and December 31, 2009 (for split-rated securities, the higher rating was used):

	June 30, 2010		December 31, 2009
	Book Value	Percentage	Book Value	Percentage
AAA	$130,906	12.8%	$111,902	11.4%
AA+	13,901	1.4%	13,701	1.4%
AA	80,900	7.9%	139,449	14.2%
AA-	26,405	2.6%	25,967	2.6%
A+	79,148	7.8%	84,214	8.6%
A	154,395	15.1%	219,563	22.4%
A-	-	-	29,441	3.0%
BBB	156,284	15.3%	79,231	8.0%
BBB-	100,168	9.8%	93,626	9.5%
BB+	55,592	5.5%	55,606	5.6%
BB	73,604	7.2%	100,631	10.2%
BB-	39,221	3.8%	-	-
B+	57,788	5.7%	-	-
B	3,785	0.4%	1,477	0.1%
B-	30,172	3.0%	932	0.1%
CCC	-	-	12,164	1.2%
CCC-	10,919	1.1%	6,374	0.6%
C	-	-	4,644	0.5%
D	6,015	0.6%	5,787	0.6%
Not rated	-	-	-	-
Total	$1,019,203	100.0%	$984,709	100.0%

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment.   The Company’s unrealized losses are primarily the result of market factors other than credit impairment.  Credit impairment is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there has been an adverse change in expected cash flows related to credit losses for six CMBS investments. Therefore, the Company recognized an other-than-temporary impairment of $277 during the three months ended June 30, 2010 that was recorded as an impairment in the Company’s Condensed Consolidated Statements of Operations.  No other-than-temporary impairments were recognized during the three months ended June 30, 2009. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans, and (ii) current subordination levels for individual loans which serve as collateral under the Company’s securities, and (iii) current subordination levels for the securities themselves. The Company’s assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company’s ability and intent to hold its CMBS investments to maturity, at which point the  Company expects to recover book value, is the basis for its conclusion the remainder of these investments are not other-than-temporarily impaired, despite the difference between the carrying value and the fair value. The Company has considered rating downgrades in its evaluation and apart from the six bonds noted above, it believes that the book value of its CMBS investments is recoverable at June 30, 2010. The Company attributes the current difference between carrying value and market value to current market conditions including a decrease in demand for structured financial products and commercial real estate. The Company has concluded that it does not intend to sell these securities and it is not more likely than not it will be required to sell the securities before recovering the amortized cost basis.

In connection with a preferred equity investment which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company was previously a preferred equity investor, in the event of a borrower default under such loan. The loan matures in 2032. This guarantee in the event of a borrower default under such loan is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income is recorded. The Company’s maximum exposure under this guarantee is approximately $1,376 as of June 30, 2010. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

5. Dispositions and Assets Held-for-Sale

During the three and six months ended June 30, 2010, the Company sold or disposed of three and 11 properties, respectively, for net sales proceeds of $1,840 and $18,113, respectively. During the three and six months ended June 30, 2009, the Company sold or disposed of 12 and 35 properties, respectively, for net sales proceeds of $13,981 and $44,592, respectively. The sales transactions resulted in gains totaling $202 and $1,243 for the three and six months ended June 30, 2010, respectively. The sales transactions resulted in gains totaling $1,595 and $2,169 for the three and six months ended June 30, 2009, respectively.

The Company separately classifies properties held-for-sale in the consolidated balance sheets and consolidated statements of operations. In the normal course of business, the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held-for-sale or classify a property that was designated as held-for-sale back to held-for-investment. During the year ended December 31, 2009, the Company reclassified 69 properties, with a total carrying value of $37,174, previously identified as held-for-sale to held-for-investment. Each property was impaired to value it at the lesser of (i) fair value as the date of transfer, or (ii) its carrying value before the asset was classified as held-for-sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held-for-investment.

The Company classified one property as held-for-sale as of June 30, 2010. As of  December 31, 2009, the Company classified two properties as held-for-sale.  The following table summarizes information for these properties:

	June 30, 2010	December 31, 2009
Assets held-for-sale:
Real estate investments, at cost:
Land	$145	$279
Building and improvement	303	565
Total real estate investments, at cost	448	844
Less: accumulated depreciation	(6)	(6)
Real estate investments held-for-sale, net	442	838
Accrued interest and receivables	1	(35)
Acquired lease asets, net of accumulated amortization	40	42
Deferred costs	1	-
Other Assets	-	(4)
Total assets held-for-sale	484	841

Liabilities related to assets held-for-sale:
Accrued expenses	43	55
Deferred revenue	209	125
Below market lease liabilities, net of accumulated amortization	55	58
Total liabilities related to assets held-for-sale:	307	238
Net assets held-for-sale	$177	$603

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

The following operating results of the assets held-for-sale as of June 30, 2010 and the assets sold during the six months ended June 30, 2010 and 2009, are included in discontinued operations for all periods presented:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating Results:
Revenues	$124	$6,234	$100	$12,261
Operating expenses	77	(15,329)	(451)	(21,278)
Interest expense	-	(486)	-	(1,123)
Depreciation and amortization	4	(576)	(22)	(1,341)
Equity in net income from unconsolidated joint venture	-	(110)	-	(474)
Net income (loss) from operations	205	(10,267)	(373)	(11,955)
Net gains from disposals	(271)	7,937	1,312	8,295
Net income (loss) from discontinued operations	$(66)	$(2,330)	$939	$(3,660)

Subsequent to June 30, 2010, the Company entered into agreements of sale on three properties totaling approximately $17,733 on properties with a total carrying value of $16,030 as of June 30, 2010, and net income of $403 for the six months ended June 30, 2010.

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

6. Investments in Unconsolidated Joint Ventures

At June 30, 2010 and December 31, 2009, the carrying values of the Company’s joint venture investments were as follows:

		Carrying Value
	Ownership Interest	June 30, 2010	December 31, 2009
Unconsolidated Joint Ventures:
200 Franklin Square Drive, Somerset, New Jersey	25.0%	$873	$997
101 S. Marengo Avenue, Pasadena, California (1)	50.0%	-	-
2 Herald Square, New York, New York (2)	45.0%	34,386	31,567
885 Third Avenue, New York, New York(2)	45.0%	50,035	45,695
Citizens Portfolio	various (3)	4,446	6,386
		89,740	84,645
Consolidated VIE:
Whiteface, Lake Placid, New York	40.0%	23,323	23,820
Total		$113,063	$108,465

(1) In April 2009, the Company sold its 50% interest for a gain of $6,317.
(2) SL Green has remaining ownership interest in joint venture.
(3) The Company has 99% ownership interest in 52 properties and 1% ownership interest in 2 properties.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

For the three and six months ended June 30, 2010 and 2009, the Company’s pro rata share of net income (loss) of the joint ventures were as follows:

	Three Months Ended		Six Months Ended
Joint Ventures	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
200 Franklin Square Drive, Somerset, New Jersey	$31	$29	$61	$59
101 S. Marengo Avenue, Pasadena, California (1)	-	(110)	-	(474)
2 Herald Square, New York, New York	1,263	1,250	2,526	2,513
885 Third Avenue, New York, New York	1,501	1,497	3,024	3,016
Citizens Portfolio	(685)	(675)	(1,342)	(1,316)
Whiteface, Lake Placid, New York	(362)	(126)	(1,405)	(85)
Total	$1,748	$1,865	$2,864	$3,713

(1) In April 2009, the Company sold its 50% interest for a gain of $6,317.  Included in discounted operations.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

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

Proceeds from the sale of the securities originally rated as investment grade in each CDO were used to repay substantially all outstanding debt under the Company’s repurchase agreements and to fund additional investments. Loans and other investments are owned by the Issuers and the Co-Issuers, serve as collateral for the Company’s CDO securities, and the income generated from these investments is used to fund interest obligations of the Company’s CDO securities and the remaining income, if any, is retained by the Company. The CDO indentures contain minimum interest coverage and asset over collateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained in its CDOs and to receive the subordinate collateral management fee earned. If some or all of the Company’s CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and the Company may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of July 2010, the most recent distribution date, the Company’s 2006 CDO was in compliance with its interest coverage and asset over collateralization covenants; however, the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO to fall out of compliance. The Company’s 2005 CDO failed its overcollateralization test at the July 2010 and April 2010 distribution dates and its 2007 CDO failed its overcollaterization test at the May 2010 and February 2010 distribution dates.

During the six months ended June 30, 2010, the Company repurchased, at a discount, $19,000 of notes previously issued by one of the Company’s three CDOs. The Company recorded a net gain on the early extinguishment of debt of $7,740 for the six months ended June 30, 2010, in connection with the repurchase of notes of such Issuers.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

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

In January 2009, the Company closed a master repurchase facility with JP Morgan Chase Bank, N.A., or JP Morgan, in the amount of $9,500. The term of the facility was through July 23, 2010, the interest rate was 30-day LIBOR plus 175 basis points, the facility was recourse to the Company for 30% of the facility amount, and the facility was subject to normal mark-to-market provisions after March 2009. Proceeds under the facility, which was fully drawn at closing, were used to retire certain borrowings under the Wachovia credit facility. This facility was secured by a perfected security interest in a single debt investment. In March 2009, the Company terminated this facility by making a cash payment of approximately $1,880 and transferring the full ownership and control of, and responsibility for, the related loan collateral to JP Morgan. The Company recorded an impairment charge of $8,843 in connection with the collateral transfer.

Unsecured Credit Facility

In May 2006, the Company closed on a $100,000 senior unsecured revolving credit facility with KeyBank National Association, or KeyBank, with an initial term of three years and a one-year extension option. In June 2007, the facility was increased to $175,000. The facility was supported by a negative pledge of an identified asset base. In March 2009, the Company entered into an amendment and compromise agreement with KeyBank to settle and satisfy the loan obligations at a discount for a cash payment of $45,000 and a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities under the Company’s CDOs. The remaining balance of $85 in potential cash distribution was recorded in other liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2009 and was fully paid in January 2010. The Company recorded a gain on extinguishment of debt of $107,229 as a result of this agreement.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of June 30, 2010, 957 (including 54 properties held by an unconsolidated joint venture) of the Company’s real estate investments were encumbered with mortgage and mezzanine loans with a cumulative outstanding balance of $2,282,103. The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of June 30, 2010 and December 31, 2009, the Company was in covenant compliance on all of its mortgage and mezzanine loans, except that, as of June 30, 2010, the Company was out of debt service coverage compliance under two of its mortgage note financings.  Such non-compliance does not constitute an event of default under the applicable loan agreements.  Under one of the loans, the lender has the ability to restrict distributions which are limited to budgeted property operating expenses; under the other loan, the lender has the right to replace the management of the property.

Certain of the Company’s mortgage notes payable related to assets held-for-sale contain provisions that require the Company to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

Goldman Mortgage Loan

On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into the Goldman Mortgage Loan with GSCMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Borrowers and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee, during the first six months payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement described below was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The Company has accrued interest of $250 and $253 and borrowings of $240,523 and $241,324 as of June 30, 2010 and December 31, 2009, respectively.

In March 2010, the Company extended the maturity date of the Goldman Mortgage Loan to March 2011, and amended certain terms of the loan agreement, including, among others, (i) a prohibition on distributions from the Goldman Loan Borrowers to the Company, other than to cover  direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Goldman Mortgage Loan extension term, and (iii) within 90 days after the first day of the Goldman Mortgage Loan extension term, delivery by the Goldman Loan Borrowers to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Goldman Mortgage Loan.  The Company continues to negotiate with its lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans and has delivered to the lenders, as required by the extension agreements, a comprehensive long-term business plan and restructuring proposal.  However, there is no assurance of when or if the Company will be able to accomplish such extension or modification or on what terms such extension or modification would be.

Secured Term Loan

On April 1, 2008, First States Investors 3300 B, L.P., an indirect wholly-owned subsidiary of the Company, or the PB Loan Borrower, entered into a loan agreement, or the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000, or the PB Loan, in part to refinance a portion of a portfolio of American Financial’s properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. The Company had accrued interest of $392 and $418 and borrowings of $234,851 and $234,851 as of June 30, 2010 and December 31, 2009 respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

The PB Loan requires the Company to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

The PB Loan Agreement contains certain covenants relating to liquidity and tangible net worth. As of June 30, 2010 and December 31, 2009, the Company was in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which, an indirect wholly-owned subsidiary of the Company, is the mortgagor. In August 2008, the Goldman Mezzanine Loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders, and the Senior Mezzanine Loan was assigned to KBS.  Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR, the Senior Mezzanine Loan bears interest at 5.20% over LIBOR and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loan. The Goldman Mezzanine Loans encumber all properties held by Gramercy Realty. The Company has accrued interest of $1,394 and $1,455 and borrowings of $552,064 and $553,522 as of June 30, 2010 and December 31, 2009, respectively.

In March 2010, the Company extended the maturity date of the Goldman Mezzanine Loans to March 2011, and amended certain terms of the Senior Mezzanine Loan agreement and the Junior Mezzanine Loan agreement, including, among others, with respect to the Senior Mezzanine Loan agreement, (i) a prohibition on distributions from the Senior Mezzanine Loan borrowers to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Senior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to KBS, and (iii) within 90 days after the first day of the Senior Mezzanine Loan extension term, delivery by the Senior Mezzanine Loan borrowers  to KBS of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Senior Mezzanine Loan, and with respect to the Junior Mezzanine Loan agreement, (i) a prohibition on distributions from the Junior Mezzanine Loan borrower to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Junior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to GSMC, Citicorp and SL Green, and (iii) within 90 days after the first day of the Junior Mezzanine Loan extension term, delivery by the Junior Mezzanine Loan borrower to GSMC, Citicorp and SLG of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Junior Mezzanine Loan.  The Company continues to negotiate with its lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans and has delivered to the lenders, as required by the extension agreements, a comprehensive long-term business plan and restructuring proposal.  However, there is no assurance of when or if the Company will be able to accomplish such extension or modification or on what terms such extension or modification would be.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

The following is a summary of first mortgage loans as of June 30, 2010:

	Encumbered Properties	Balance		Interest Rate	Maturity Date
Fixed-rate mortgages	474	$1,240,907	(1)	5.06% to 8.29%	August 2010 to September 2023
Variable-rate mortgages	238	475,374		2.00% to 6.35%	March 2011 to April 2013
Total mortgage notes payable	712	1,716,281
Above- / below-market interest	-	13,758
Balance, June 30, 2010	712	$1,730,039

(1)
Includes $87,001 of debt that is collateralized by $95,117 of pledged treasury securities, net of discounts and premiums and $4,359 of debt that relates to the proportionate share of the 11% minority interest holder in Holdings as of June 30, 2010.

Combined aggregate principal maturities of the Company’s consolidated CDOs and mortgage loans (including the Goldman Mortgage Loan, Senior Mezzanine Loan and Junior Mezzanine Loan) as of June 30, 2010 are as follows:

	CDOs	Mortgage and Mezzanine Loans	Interest Payments	Total
2010	$-	$26,815	$92,765	$119,580
2011	-	817,806	166,640	984,446
2012	-	80,437	157,053	237,490
2013	-	617,946	141,043	758,989
2014	-	12,567	115,075	127,642
Thereafter	2,728,104	712,774	302,873	3,743,751
Above- / below-market interest	-	13,758	-	13,758
Total	$2,728,104	$2,282,103	$975,449	$5,985,656

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

In January 2009, the Operating Partnership entered into an exchange agreement with the holders of the securities, pursuant to which the Operating Partnership and the holders agreed to exchange all of the previously issued trust preferred securities for newly issued unsecured junior subordinated notes, or the Junior Notes, in the aggregate principal amount of $150,000. The Junior Notes will mature on June 30, 2035, or the Maturity Date, and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on   January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity Date. The Company, at its option, may redeem the Junior Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount of the Junior Notes. The optional redemption of the Junior Notes in part must be made in at least $25,000 increments. The Junior Notes also contained additional covenants restricting, among other things, the Company’s ability to declare or pay any dividends during the calendar year 2009, or make any payment or redeem any debt securities ranked pari passu or junior to the Junior Notes. In connection with the exchange agreement, the final payment on the trust preferred securities for the period October 30, 2008 through January 29, 2009 was revised to be at a reduced interest rate of 0.50% per annum. In October 2009, a subsidiary of the Operating Partnership exchanged $97,500 of the Junior Notes for $97,533 face amount of bonds issued by the Company’s CDOs that the Company had repurchased in the open market. In June 2010, the Company redeemed the remaining $52,500 of junior subordinated notes by transferring an equivalent par value amount of various classes of bonds issued by the Company’s CDOs previously purchased by the Company in the open market, and cash equivalents of $5,000.   This redemption eliminates the Company’s junior subordinated notes from its consolidated financial statements, which had an original balance of $150,000.

9. Operating Partnership Agreement/Manager

At June 30, 2010 and December 31, 2009, the Company owned all of the Class A limited partner interests in the Operating Partnership. For the period January 1, 2009 through April 24, 2009, all of the Class B limited partner interests were owned by SL Green OP. For the period January 1, 2009 through April 24, 2009, all of the interests in the Manager were held by SL Green OP. On April 24, 2009, the Company completed the internalization of management through the direct acquisition of the Manager. The consideration paid to SL Green in the transaction was de minimis. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Class B limited partner interests have been cancelled.

10. Related Party Transactions

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

In connection with its initial public offering, the Company entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. The Company paid the Manager an annual management fee equal to 1.75% of the Company’s gross stockholders equity (as defined in the management agreement) inclusive of the Company’s trust preferred securities. In October 2008, the Company entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of the Company’s gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to the Company. The Company incurred expense to the Manager under this agreement of an aggregate of $2,115 and $7,787 for the three and six months ended June 30, 2009, respectively.

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

In October 2008, the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which the Company was obligated to reimburse the Manager for its costs incurred thereunder from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to the Company’s CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to the Company’s CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009. Effective May 2009, the Company entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for the Company’s CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors. For the three and six months ended June 30, 2010, the Company incurred expense of $123 and $148, respectively, pursuant to the special servicing arrangement.  For the three and six months ended June 30, 2009, the Company incurred expense of $163 and $250, respectively, pursuant to the special servicing arrangement.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

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

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7.3 thousand square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2.3 thousand square feet. The additional premises is leased on a co-terminus basis with the remainder of its leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three and six months ended June 30, 2010, the Company paid $75 and $151 under this lease, respectively.  For the three and six months ended June 30, 2009, the Company paid $185 and $285 under this lease, respectively.

In July 2005, the Company closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of June 30, 2010 and December 31, 2009, the loan has a book value of $39,149 and $39,285, respectively.

In June 2006, the Company closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future. The remaining 50% of the property was owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P. The property was comprised of three buildings totaling approximately 670 thousand square feet which was 100% net leased to an entity whose obligations were guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan. In January 2009, the Company and SL Green sold 100% of the respective interests in 55 Corporate Drive.

In January 2007, the Company originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007, the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event the Company’s loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from the Company and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of June 30, 2010 and December 31, 2009, the Company’s interest in the whole loan had a carrying value of $56,700 and $63,894, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of June 30, 2010 and December 31, 2009, the investment had a carrying value of $34,386 and $31,557, respectively. The Company recorded its pro rata share of net income of $1,263 and $2,526 for the three and six months ended June 30, 2010, respectively.  The Company recorded its pro rata share of net income of $1,250 and $2,513 for the three and six months ended June 30, 2009, respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of June 30, 2010 and December 31, 2009, the investment had a carrying value of $50,035 and $45,695, respectively. The Company recorded its pro rata share of net income of $1,501 and $3,024 for the three and six months ended June 30, 2010, respectively.  The Company recorded its pro rata share of net income of $1,497 and $3,016 for the three and six months ended June 30, 2009, respectively.

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

In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter, the Company participated 50% of its interest in the loan back to SL Green. As of June 30, 2010 and December 31, 2009, the loan has a book value of $0. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of June 30, 2010 and December 31, 2009, the loan has a book value of $0 and $319, respectively.

In December 2007, the Company acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of its interest in the loan to an affiliate of SL Green. The investment, which is secured by an office building in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, the Company sold its remaining interest in the loan to an affiliate of SL Green for $16,120 pursuant to purchase rights established when the loan was acquired. The sale includes contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan. As of June 30, 2010 and December 31, 2009, the loan had a book value of $0.

In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of the Company’s interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of June 30, 2010 and December 31, 2009, the loan has a book value of $28,207 and $28,228, respectively.

In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of June 30, 2010 and December 31, 2009, the loan has a book value of $9,922 and $9,926, respectively.

In September 2008, the Company closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of June 30, 2010 and December 31, 2009, the loan has a book value of $30,842 and $29,925, respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

11. Fair Value of Financial Instruments

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

Junior subordinated debentures:   These instruments bear interest at fixed rates. The fair value was estimated by calculating the present value based on current market interest rates.

The following table presents the carrying value in the financial statements and approximate fair value of other financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Government securities	$95,117	$98,987	$97,286	$98,832
Lending investments	$1,275,995	$1,211,969	$1,383,832	$1,313,127
CMBS	$1,019,203	$744,344	$984,709	$556,395
Financial liabilities:
Mortgage note payable and senior and junior mezzanine loans	$2,282,103	$2,054,917	$2,297,190	$2,099,450
Collateralized debt obligations	$2,728,104	$1,363,473	$2,705,534	$1,097,485
Junior subordinated debentures	$-	$-	$52,500	$9,533

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at June 30, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2010 and December 31, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

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

At June 30, 2010	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments	$1,276	$-	$-	$1,276

Financial Liabilities:
Derivative instruments	$148,789	$-	$-	$148,789

At December 31, 2009	Total	Level I	Level II	Level III
Financial Liabilities:
Derivative instruments	$88,786	$-	$-	$88,786

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

Derivative instruments:  Interest rate caps and swaps were valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both us and our counterparties. See Note 14 for additional details on our interest rate caps and swaps.

Derivatives were classified as Level III due to the significance of the credit valuation allowance which is based upon less observable inputs.

Total losses from derivatives for the three and six months ended June 30, 2010 are $34,216 and $61,581, respectively, and are included in Accumulated Other Comprehensive Loss.  During the six months ended June 30, 2010, the Company entered into five interest rate caps for a total purchase price of $2,982.

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for loan losses and CMBS which are reported at cost and have been written down to fair value due to other-than-temporary impairments. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the six months ended June 30, 2010:

At June 30, 2010	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:
Loans held-for-sale	$37,700	$-	$-	$37,700
Loans subject to impairments or reserves for loan losses	$658,065	$-	$-	$658,065
CMBS	$689	$-	$-	$689

At December 31, 2009	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:
Loans subject to impairments or reserves for loan losses	$536,445	$-	$-	$536,445
CMBS	$1,324	$-	$-	$1,324

Loans held-for-sale: Our only loan held-for-sale is carried at fair value, which was determined by taking into consideration the value of the underlying collateral, creditworthiness of the borrower, and expected proceeds from the sale of the loan.

Loans subject to impairments or reserves for loan loss:  The loans identified for impairment or reserve for loan loss are collateral dependant loans. Impairment or reserves for loan loss on these loans are measured by comparing management’s estimation of fair value of the underlying collateral to the carrying value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. The table above includes all impaired loans, regardless of the period in which impairment was recognized.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

CMBS:  CMBS securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the three months ended June 30, 2010. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of June 30, 2010.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

12. Stockholders’ Equity

The Company’s authorized capital stock consists of 125 million shares, $0.001 par value, of which the Company has authorized the issuance of up to 100 million shares of common stock, $0.001 par value per share, and 25 million shares of preferred stock, par value $0.001 per share. As of June 30, 2010, 49.9 million shares of common stock and 4.6 million shares of preferred stock were issued and outstanding.

Preferred Stock

In April 2007, the Company issued 4.6 million shares of its 8.125% Series A cumulative redeemable preferred stock (including the underwriters’ over-allotment option of 600 thousand shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares are entitled to annual dividends of $2.03125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, the Company may at its option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205.  Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share.  As of June 30, 2010 and December 31, 2009, the Company accrued Series A preferred stock dividends of $16,379 and $11,707, respectively.

Earnings per Share

Earnings per share for the three months ended June 30, 2010 and 2009 are computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator – Income (loss):
Net income (loss) from continuing operations	$8,986	$(193,476)	$(14,319)	$(217,101)
Net income (loss) from discontinued operations	66	(2,330)	939	(3,660)
Net income (loss)	9,052	(195,806)	(13,380)	(220,761)
Preferred stock dividends	(2,336)	(2,336)	(4,672)	(4,672)
Numerator for basic income per share – net income (loss) available to common stockholders:	6,716	(198,142)	(18,052)	(225,433)
Effect of dilutive securities	-	-	-	-
Diluted Earnings:
Net income (loss) available to common stockholders	$6,716	$(198,142)	$(18,052)	$(225,433)
Denominator – Weighted average shares:
Denominator for basic income per share – weighted average shares (1)	49,906	49,818	49,902	49,839
Effect of dilutive securities (1)
Stock based compensation plans	203	-	-	-
Phantom stock units	323	-	-	-
Diluted shares (1)	50,432	49,818	49,902	49,839

(1) Shares in thousands

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive.  For the six months ended June 30, 2010, 231 thousand share options and 323 thousand phantom share units, respectively, were computed using the treasury share method, respectively.  For the three and six months ended June 30, 2009, 190 thousand and 144 thousand share options and 323 thousand and 210 thousand phantom share units, respectively, were computed using the treasury share method.

 Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2010 and June 30, 2009 is comprised of the following:

	June 30, 2010	June 30, 2009
Net unrealized (loss) gain on held-to-maturity securities	$(2,983)	$(4,701)
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	(153,713)	(94,866)
Total accumulated other comprehensive loss	$(156,696)	$(99,567)

13. Commitments and Contingencies

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

The Company’s corporate office at 420 Lexington Avenue, New York, New York is subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005. The lease is for approximately 7.3 thousand square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2.3 thousand square feet. The additional premises is leased on a co-terminus basis with the remainder of the Company’s leased premises and carries rents of approximately $103 per annum during the initial lease year and $123 per annum during the final lease year.

As of June 30, 2010, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2101. These lease obligations generally contain rent increases and renewal options.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2010 are as follows:

Operating Leases
2010 (July 1 - December 31)	$10,356
2011	20,320
2012	19,974
2013	19,400
2014	18,897
Thereafter	144,731
Total minimum lease payments	$233,678

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

 Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

Certain real estate assets are pledged as collateral for two mortgage loans and one mezzanine loan held by two of its CDOs. One borrowing of $64,172 is secured by these pledges and is guaranteed by the Company.

14. Financial Instruments: Derivatives and Hedging

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

 The following table summarizes the notional and fair value of the Company’s derivative financial instruments at June 30, 2010. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Cap	1 month LIBOR	$91,698	2.00%	Mar-10	Mar-11	$1
Interest Rate Cap	1 month LIBOR	241,324	6.00%	Mar-10	Mar-11	-
Interest Rate Cap	1 month LIBOR	461,573	2.00%	Mar-10	Mar-11	4
		794,595				5
Assets of Consolidated VIEs:
Interest Rate Cap	3 month LIBOR	23,000	4.96%	Jun-10	Apr-17	315
Interest Rate Cap	3 month LIBOR	48,945	4.80%	Mar-10	Jul-17	956
		71,945				1,271
Liabilities of Consolidated VIEs:
Interest Rate Swap	3 month LIBOR	12,000	3.06%	Jan-08	Jul-10	(21)
Interest Rate Swap	3 month LIBOR	2,000	3.07%	Jan-08	Jul-10	-
Interest Rate Swap	3 month LIBOR	12,000	9.85%	Aug-06	Aug-11	(574)
Interest Rate Swap	3 month LIBOR	4,700	3.17%	Apr-08	Apr-12	(179)
Interest Rate Swap	3 month LIBOR	10,000	3.92%	Oct-08	Oct-13	(715)
Interest Rate Swap	3 month LIBOR	17,500	3.92%	Oct-08	Oct-13	(1,252)
Interest Rate Swap	1 month LIBOR	9,079	4.26%	Aug-08	Jan-15	(830)
Interest Rate Swap	3 month LIBOR	14,650	4.43%	Nov-07	Jul-15	(1,426)
Interest Rate Swap	3 month LIBOR	24,143	5.11%	Feb-08	Jan-17	(3,197)
Interest Rate Swap	3 month LIBOR	282,212	5.41%	Aug-07	May-17	(36,781)
Interest Rate Swap	3 month LIBOR	16,412	5.20%	Feb-08	May-17	(2,265)
Interest Rate Swap	3 month LIBOR	699,441	5.33%	Aug-07	Jan-18	(101,549)
		1,104,137				(148,789)
Total		$1,970,677				$(147,513)

 Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

The Company is hedging exposure to variability in future interest payments on its debt facilities. At June 30, 2010, derivative instruments were reported at their fair value as a net liability of $147,513.  Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Loss of $61,581, which includes the amortization of gain or (loss) on terminated hedges of $330 for the three months ended June 30, 2010. The Company anticipates recognizing approximately $1,105 in amortization over the next 12 months.  For the three and six months ended June 30, 2010, the Company recognized a decrease to interest expense of $25 and $76 attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

15. Income Taxes

The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders. However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company is subject to certain state and local taxes.  The Company’s TRSs are subject to U.S. federal, state and local income taxes.

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

For the three and six months ended June 30, 2010, the Company recorded $66 and $104 of income tax expense, respectively. For the three and six months ended June 30, 2009, the Company recorded $134 and $2,401 of income tax expense respectively. Included in tax expense for the six months ended June 30, 2009 is $2,100 of state income taxes on the gain of extinguishment of debt of $107,229. Under federal tax law, the Company is allowed to defer all or a portion of this gain until 2014; however, not all states follow this federal rule.

16. Segment Reporting

The Company has determined that it has two reportable operating segments: Realty and Finance. The reportable segments were determined based on the management approach, which looks to the Company’s internal organizational structure. These two lines of business require different support infrastructures.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

The Company evaluates performance based on the following financial measures for each segment:

	Realty	Finance	Corporate/ Other(1)	Total Company
Three months ended June 30, 2010
Total revenues(2)	$106,402	$50,651	$-	$157,053
Earnings (loss) from unconsolidated joint ventures	(685)	2,433	-	1,748
Total operating and interest expense(3)	(100,171)	(39,649)	(10,015)	(149,835)
Net income (loss) from continuing operations	$5,546	$13,435	$(10,015)	$8,966

Three months ended June 30, 2009
Total revenues(2)	$111,812	$46,890	$-	$158,702
Earnings (loss) from unconsolidated joint ventures	(675)	2,650	-	1,975
Total operating and interest expense(3)	(106,839)	(238,816)	(9,522)	(355,177)
Net income (loss) from continuing operations	$4,298	$(189,276)	$(9,522)	$(194,500)

	Realty	Finance	Corporate/ Other(1)	Total Company
Six months ended June 30, 2010
Total revenues(2)	$214,568	$97,382	$-	$311,950
Earnings (loss) from unconsolidated joint ventures	(1,342)	4,206	-	2,864
Total operating and interest expense(3)	(203,523)	(107,867)	(17,719)	(329,109)
Net income (loss) from continuing operations	$9,703	$(6,279)	$(17,719)	$(14,295)

Six months ended June 30, 2009
Total revenues(2)	$221,469	$101,770	$-	$323,239
Earnings (loss) from unconsolidated joint ventures	(1,316)	5,503	-	4,187
Total operating and interest expense(3)	(217,467)	(309,730)	(18,335)	(545,532)
Net income (loss) from continuing operations	$2,686	$(202,457)	$(18,335)	$(218,106)

Total Assets:
June 30, 2010	$3,826,590	$3,730,770	$(902,501)	$6,654,859
December 31, 2009	$3,883,279	$3,787,371	$(905,213)	$6,765,437

(1)	Corporate / Other represents all corporate level items, including general and administrative expenses and any intercompany elimination necessary to reconcile to the consolidated Company totals.

(2)
Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Finance business primarily represents interest income and revenue from the Realty business primarily represents operating lease income.

(3)
Total operating and interest expense includes provision for loan losses for the Finance business and operating costs on commercial property assets for the Realty business, and interest expense and loss on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $26,595 and $54,395 and $29,797 and $57,132 for the three and six months ended June 30, 2010 and 2009, respectively, is included in the amounts presented above.

(4)	Net operating income represents income before provision for taxes, minority interest and discontinued operations.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
June 30, 2010

17. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the six months ended June 30, 2010 and 2009:

	2010	2009
Deferred losses and other non-cash activity related to derivatives	$(61,581)	$60,883

Deferred gains related to securities available-for -sale	$923	$289

18. Subsequent Events

In July 2010, the Company acquired all of the joint venture partner's interest in the Whiteface Lodge.  In connection with the acquisition, the Company will control 100 percent of the joint venture's interest and has consolidated its accounts.  The Whiteface Lodge will be presented as a wholly owned subsidiary, in the Company's third quarter 2010 financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands, except for per share)

Overview

Gramercy Capital Corp. is a self-managed, integrated, commercial real estate finance and property investment company.

Our property investment business, which operates under the name Gramercy Realty, targets commercial properties leased primarily to financial institutions and affiliated users throughout the United States. Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Neither Gramercy Realty nor Gramercy Finance is a separate legal entity, but are divisions through which our property investment and commercial real estate finance businesses are conducted.

We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Prior to the internalization of our management in April 2009, we were externally managed and advised by GKK Manager LLC, or the Manager, then a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green, which owned approximately 12.5% of the outstanding shares of our common stock as of June 30, 2010 and is our largest stockholder. On April 24, 2009, we completed the internalization of our management through the direct acquisition of the Manager from SL Green. As a result of the internalization, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and we added 77 former employees of the Manager to our own staff.

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

During 2009 and to date in 2010, the global capital markets continued to experience volatility and a lack of liquidity. The impact of the global credit crisis has lingered in the commercial real estate sectors, especially for the structured real estate loans, and is reflected in reduced availability of debt and equity capital for all but the highest quality borrowers and properties.  Transaction volume remains well below historical levels, credit spreads for most forms of mortgage debt investments remain wide, and other forms of financing from the debt markets have been dramatically curtailed.  Despite signs of moderate improvement, we believe that the continuing dislocation in the debt capital markets, coupled with a measured recovery from a recession in the United States, has reduced property valuations and has adversely impacted commercial real estate fundamentals. These developments can impact and have impacted the performance of our existing portfolio of financial and real property assets. Among other things, such conditions have resulted in our recognizing significant amounts of loan loss reserves and impairments, narrowed our margin of compliance with debt and collateralized debt obligation, or CDO, covenants, depressed the price of our common stock and has effectively removed our ability to raise public and private capital. It has reduced our borrowers’ ability to repay their loans, and when combined with declining real estate values on our collateral for such loans, increased the likelihood that we will continue to take further loan loss reserves. Additionally, it has led to increased vacancies in our properties. Furthermore, changes in the structured, regulatory environment and business practices for capital markets participants has caused stress to all financial institutions, and our business is dependent upon these counterparties for, among other things, financing, rental payments on the majority of our owned properties and interest rate derivatives.

In March 2010, we amended our $240,523 mortgage loan with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp, and SL Green, or the Goldman Mortgage Loan, and our $552,064 senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSCMC, Citicorp and SL Green, or the Goldman Mezzanine Loans, to extend the maturity date to March 11, 2011.  The Goldman Mortgage Loan is collateralized by approximately 195 properties held by Gramercy Realty and the Goldman Mezzanine Loans are collateralized by the equity interest in substantially all of the entities comprising our Gramercy Realty division.  We do not expect that we will be able to refinance the entire amount of indebtedness under the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their final maturity, and we likely will not have sufficient capital to satisfy any shortfall. Failure to satisfy any shortfall will result in a default and could result in the foreclosure of the underlying Gramercy Realty properties and/or our equity interests in substantially all of the entities that comprise our Gramercy Realty division. Such default would materially and adversely affect our business, financial condition and results of operations. A loss of our Gramercy Realty portfolio in such circumstances would trigger a substantial book loss and would likely result in our company having negative book value.  We have begun negotiations with our lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans, and we have retained EdgeRock Realty Advisors LLC, an FTI Company, to assist in evaluating strategic alternatives for Gramercy Realty and the potential restructure of such debt.  However, there can be no assurance of when or if we will be able to accomplish such restructuring or on what terms such restructuring would be.

We rely on the credit and equity markets to finance and grow our business.  Despite signs of moderate improvement, market conditions remain significantly challenging and offer us few, if any, attractive opportunities to raise new debt or equity capital, particularly while our efforts to extend or restructure the Goldman Mortgage Loan and the Goldman Mezzanine Loans remain ongoing.  In this environment, we are focused on reducing leverage, extending or restructuring the Goldman Mortgage Loan and the Goldman Mezzanine Loans, actively managing portfolio credit, generating liquidity from existing assets, extending debt maturities, reducing capital expenditures and renewing expiring leases.  Nevertheless, we remain committed to identifying and pursuing strategies and transactions that would preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders.

Beginning with the third quarter of 2008, our board of directors elected to not pay the dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008.  As a result, we have accrued dividends for seven quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors.  We may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors relating to election of directors.  We expect that we will continue to elect to retain capital for liquidity purposes until the requirement to make a cash distribution to satisfy our REIT requirements arise. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

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

Our board of directors recently retained a financial adviser to conduct discussions with various third parties regarding potential transactions to recapitalize our company.  We received indications of interest from several of these parties regarding a variety of potential transactions that ranged from the acquisition of our entire company to acquisitions of parts of our assets or business, joint ventures with either or both of our Finance and Realty divisions, externalization of our management function and investment of capital through new issuances of our equity or debt securities.  Some indications of interest contemplated change of control transactions or, at a minimum, significant changes in the composition of our management team and board of directors.  All indications of interest were subject to significant additional due diligence by the parties submitting them and to the satisfaction of substantial qualifications and conditions, including but not limited to eliminating various of our contingent and other liabilities, restructuring various of our Realty indebtedness, repurchasing certain of our equity securities, selling certain of our assets and obtaining the approval of our stockholders.

After reviewing the indications of interest received, and conducting discussions to understand the likelihood that the indicated terms could be improved, our board of directors decided to discontinue discussions regarding the indications of interest because, among other reasons, each of the proposed transactions was subject to conditions and contingencies that made consummation highly uncertain and none of the indications of interest appeared to offer a level of value to our stockholders that our board of directors deemed acceptable.  Our board of directors continues to explore various means by which we might improve our position and thereby potentially create value for our stockholders, but it is not possible to predict whether or when any such actions can or will be implemented.

The aggregate carrying values, allocated by product type and weighted average coupons of Gramercy Finance’s loans, and other lending investments and CMBS investments as of June 30, 2010 and December 31, 2009, were as follows:

					Fixed Rate:		Floating Rate:
	Carrying Value (1)		Allocation by Investment Type		Average Yield		Average Spread over LIBOR (2)
	2010	2009	2010	2009	2010	2009	2010		2009
Whole loans floating rate	$768,222	$830,617	60.2%	60.2%			329	bps	454	bps
Whole loans, fixed rate	122,835	122,846	9.6%	8.9%	6.54%	6.89%
Subordinate interests in whole loans, floating rate	75,723	76,331	5.9%	5.5%			294	bps	246	bps
Subordinate interests in whole loans, fixed rate	46,465	44,988	3.7%	3.2%	6.02%	7.46%
Mezzanine loans, floating rate	143,918	190,668	11.3%	13.7%			678	bps	577	bps
Mezzanine loans, fixed rate	86,358	85,898	6.8%	6.2%	10.69%	8.08%
Preferred equity, floating rate	28,207	28,228	2.2%	2.0%			349	bps	1,064	bps
Preferred equity, fixed rate	4,267	4,256	0.3%	0.3%	7.21%	7.23%
Subtotal/ Weighted average	1,275,995	1,383,832	100.0%	100.0%	7.84%	7.39%	376	bps	476	bps
CMBS, floating rate	55,682	67,876	5.5%	6.9%			215	bps	254	bps
CMBS, fixed rate	963,521	916,833	94.5%	93.1%	5.91%	7.84%
Subtotal/ Weighted average	1,019,203	984,709	100.0%	100.0%	5.91%	7.84%	215	bps	254	bps

Total	$2,295,198	$2,368,541	100.0%	100.0%	6.32%	7.74%	367	bps	463	bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for our 2005 CDO expired in July 2010 and will expire for our 2006 and 2007 CDOs in July 2011 and August 2012, respectively. In the past, our ability to reinvest has been instrumental in maintaining compliance with the over-collateralization and interest coverage tests for our CDOs. Following the conclusion of the reinvestment period in each of our CDOs, our ability to maintain compliance with such tests for that CDO will be negatively impacted.

As of June 30, 2010, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, three interests in joint ventures holding fee positions on properties subject to long-term ground leases, seven interests in real estate acquired through foreclosures including a joint venture, and a 100% fee interest in a property subject to a long-term lease.

As of June 30, 2010, Gramercy Realty owned a portfolio comprised of 629 bank branches, 325 office buildings and two land parcels, of which 54 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 25.6 million rentable square feet and its unconsolidated properties aggregated approximately 300 thousand rentable square feet. As of June 30, 2010, the occupancy of Gramercy Realty’s consolidated properties was 85.2% and the occupancy for its unconsolidated properties was 100%. Gramercy Realty’s two largest tenants are Bank of America, N.A., or Bank of America, and Wells Fargo, N.A. (formerly Wachovia Bank, National Association), or Wells Fargo, and as of June 30, 2010, they represented approximately 40.4% and 15.7%, respectively, of the rental income of Gramercy Realty’s portfolio and occupied approximately 43.7% and 17.7%, respectively, of its total rentable square feet.

Summarized in the table below are our key property portfolio statistics as of June 30, 2010:

	Number of Properties		Rentable Square Feet		Occupancy
Properties (1)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Branches	575	583	3,700,582	3,726,399	84.9%	85.5%
Office Builidngs (2)	325	324	21,862,030	21,847,249	85.3%	85.9%
Land	2	6	-	-	-	-
Total	902	913	25,562,612	25,573,648	85.2%	85.9%

(1)	Excludes investments in unconsolidated joint ventures.

(2)	As of June 30, 2010, includes the assumption of a leasehold interest in a building previously sold and the termination of two leasehold interests.

Due to the nature of the business of Gramercy Realty’s tenant base, which places a high premium on serving its customers from a well established distribution network, we typically enter into long-term leases with our financial institution tenants. As of June 30, 2010, the weighted average remaining term of our leases was 9.1years and approximately 73.2% of our base revenue was derived from net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, we are focused on maximizing the value of our portfolio through strategic sales, effective and efficient property management and renewing expiring leases.

As of June 30, 2010, cash flow from Gramercy Realty’s portfolio, after debt service and capital requirements, is negative and is expected to remain so throughout the extended term of the Goldman Mortgage Loan, which is collateralized by approximately 195 properties held by Gramercy Realty, and the Goldman Mezzanine Loans, which are secured by the equity interest in substantially all of the entities comprising our Gramercy Realty division.  The negative cash flow is primarily attributable to the Dana Portfolio, which consists of 13 office buildings and two parking facilities containing approximately 3.8 million square feet, of which approximately 2.4 million square feet is leased to Bank of America. Under the terms of that lease, which was originally entered into between Bank of America, as tenant, and Dana Commercial Credit Corporation, as landlord, as part of a larger bond-net lease transaction, Bank of America is required to make a future annual base rental payment of approximately $2,983 in January 2011 and no annual base rental payments from 2012 through lease expiration in June 2022. The 2010 rent payment of approximately $40,388 for the Dana Portfolio was prepaid by Bank of America in December 2009, so there will be no additional cash flow from this lease during 2010. Also, beginning in July 2010, under existing terms of a lease agreement with affiliates of Regions Financial Corporation, or Regions Financial, rent for approximately 570 thousand square feet declined by approximately $5,100 annually. Additionally, sustaining occupancy in our portfolio remains challenging in the current environment.

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity (within the next 12 months) requirements, including working capital, distributions, if any, debt service and additional investments, if any, consists of (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings.  We do not anticipate having the ability in the near term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments and proceeds from asset and loan sales to satisfy our liquidity requirements. However, we do not expect that we will be able to refinance the entire amount of indebtedness under the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their final maturity and it is unlikely that we will have sufficient capital to satisfy any shortfall. Failure to satisfy any shortfall will result in a default and could result in the foreclosure of the underlying Gramercy Realty properties and/or our equity interests in the entities that comprise substantially all of our Gramercy Realty division. Such default would materially and adversely affect our business, financial condition and results of operations. A loss of the Gramercy Realty portfolio in such circumstances would trigger a substantial book loss and would likely result in our having negative book value.  We have begun negotiations with our lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans and we have retained EdgeRock Realty Advisors LLC, an FTI Company, to assist in evaluating strategic alternatives for Gramercy Realty and the potential restructure of such debt.  However, there can be no assurance of when or if we will be able to accomplish such restructuring or on what terms such restructuring would be.  If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, ability to make distributions to our stockholders and ability to continue as a going concern.

Substantially all of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of the CDOs, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of July 2010, the most recent distribution date, our 2006 CDO was in compliance with its interest coverage and asset overcollateralization covenants; however, the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the July 2010 and April 2010 distribution dates and our 2007 CDO failed its overcollateralization test at the May 2010 and February 2010 distribution dates. The chart below is a summary of our CDO compliance tests as of the most recent distribution date (July 25, 2010 for our 2005 and 2006 CDOs and May 15, 2010 for our 2007 CDO):

Cash Flow Triggers	CDO 2005-1	CDO 2006-1	CDO 2007-1
Overcollateralization (1)
Current	113.59%	106.50%	94.35%
Limit	117.85%	105.15%	102.05%
Compliance margin	-4.26%	1.35%	-7.70%
Pass/Fail	Fail	Pass	Fail
Interest Coverage (2)
Current	673.15%	605.70%	N/A
Limit	132.85%	105.15%	N/A
Compliance margin	540.30%	500.55%	N/A
Pass/Fail	Pass	Pass	N/A

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

In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses, with (i) cash on hand, (ii) income from any CDO not in default, (iii) income from our real property and unencumbered loan assets, (iv) sale of assets, and (v) accessing the equity or debt capital markets, if available.

Notwithstanding the challenges which confront our company and continued volatility within the capital markets, our board of directors remains committed to identifying and pursuing strategies and transactions that could preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders.  In considering these alternatives (which could include repurchases or issuances of our debt or equity securities or strategic sales of our assets), we expect our board of directors will carefully consider the potential impact of any such transaction on our liquidity position before deciding to pursue it.  Particularly given our existing liquidity and limited projected near-term future cash flows, we expect our board of directors will only authorize us to take any of these actions if they can be accomplished on terms our board of directors finds attractive.  Accordingly, there is a substantial possibility that not all such actions can or will be implemented.

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

Refer to our 2009 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include real estate and CTL investments, leasehold interests, investment in unconsolidated joint ventures, assets held-for-sale, commercial mortgage-backed securities, pledged government securities, tenant and other receivables, intangible assets, deferred costs, revenue recognition, reserve for loan losses, rent expense, stock-based compensation plans, incentive distribution (Class B Limited Partnership Interest), derivative instruments and income taxes.  There have been no changes to these policies in 2010.  Our Significant Accounting Policies are set forth within Note 2.

Variable Interest Entities

Consolidated VIEs

As of June 30, 2010, the Condensed Consolidated Balance Sheet includes $2,597,000 of assets and $2,932,621 of liabilities related to four consolidated variable interest entities, or VIEs. Due to the non-recourse nature of these VIEs and other factors discussed below, our net exposure to loss from investments in these entities is limited to $1,917.

Real Estate Investments, Net

We, through our acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, on April 1, 2008, obtained a wholly-owned interest of First States Investors 801 GP II, LLC and First States Investors 801, L.P. which owns the 0.51% and 88.4% general partnership interests in 801 Market Street Holdings, L.P., or Holdings, for the purpose of owning and leasing a condominium interest located at 801 Market Street, Philadelphia, Pennsylvania.  The original acquisition of the condominium interest was financed with a $42,904 non-recourse mortgage loan held by Holdings.  The loan bears interest at a fixed rate of 6.17% and matures in 2013.  Excluding the lien placed on the property by the mortgage lender, there are no other restrictions on the assets of Holdings.  We do not have any arrangements to provide additional financial support to Holdings.  Our share of the net income of Holdings totals $336 and $710 for the three and six months ended June 30, 2010, respectively, and the cash flows from the real estate investment is insignificant compared to our cash flow.  We manage the real estate investment and have control of major operational decisions and therefore have concluded that we are the primary beneficiary of the real estate investment.

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

We are not obligated to provide any financial support to these CDOs. As of June 30, 2010, we have no exposure to loss as a result of the investment in these CDOs.  Since we are the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, we have concluded that we are the primary beneficiary of the CDOs.

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

We are not obligated to provide, nor have we provided, any financial support to these entities. The majority of our securities portfolio, with an aggregate face amount of $1,236,915, is financed by our CDOs, and our exposure to loss is therefore limited to its interests in these consolidated entities described above. We have not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, we do not directly control the activities that most significantly impact the VIEs’ economic performance.

We further analyzed our investment in controlling class CMBS to determine if we are the primary beneficiary.  At June 30, 2010, we owned securities of two controlling class CMBS trusts, including a non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, with a carrying value of $16,934. The total par amounts of CMBS issued by the two CMBS trusts was $903,654.

 The Trust is a resecuritization of approximately $634,000 of CMBS originally rated AA through BB.  We purchased a portion of the below investment securities, totaling approximately $27,300. The Manager is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. We have determined that we are the non-transferor sponsor of the Trust.  As collateral administrator, the Manager has the right to purchase defaulted securities from the Trust at fair value if very specific triggers have been reached.  We have no other rights or obligations that could impact the economics of the Trust and therefore have concluded that we are not the primary beneficiary.   The Manager can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. Neither we nor the Manager have any on-going financial obligations, including advancing, funding or purchasing collateral in the Trust.

At June 30, 2010, our maximum exposure to loss as a result of its investment in these CMBS trusts totaled $16,934 which equals the book value of these investments as of June 30, 2010.

Investment in Unconsolidated Joint Ventures

In April 2007, we purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. As of June 30, 2010 and December 31, 2009, the investment had a carrying value of $34,386 and $31,567, respectively. We are required to make additional capital contributions to the entity to supplement the entity’s operational cash flow needs.  We are not the managing member and have no control over the decisions that most impact the economics of the entity and therefore have concluded that we are not the primary beneficiary of the VIE.

In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. As of June 30, 2010 and December 31, 2009, the investment had a carrying value of $50,035 and $45,659, respectively. We are required to make additional capital contributions to the entity to supplement the entity’s operational cash flow needs.  We are not the managing member and have no control over the decisions that most impact the economics of the entity and therefore have concluded that we are not the primary beneficiary of the VIE.

In April 2008, we acquired via a deed-in-lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York.  As of June 30, 2010 and December 31, 2009, the investment had a carrying value of $23,323 and $23,820, respectively.   We are required to make additional capital contributions to the entity to supplement the entity’s operational cash flow needs.  While we are the managing member of this entity, our joint venture partner has significant participating rights surrounding the establishment and execution of the entity’s business plan.  As a result we have concluded that we are not the primary beneficiary of this entity.

Unless otherwise noted, we are not obligated to provide any financial support to these entities.  Our maximum exposure to loss as a result of its investment in these entities is limited to the book value of these investments as of June 30, 2010 and any further contributions required to enable the VIEs to meet operating cash flow needs.

Results of Operations

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

Revenues

	2010	2009	$ Change
Rental revenue	$78,544	$82,915	$(4,371)
Investment income	43,808	44,869	(1,061)
Operating expense reimbursement	29,190	29,672	(482)
Other income	5,511	1,246	4,265
Total revenues	$157,053	$158,702	$(1,649)
Equity in net income of joint ventures	$1,748	$1,975	$(227)

Rental revenue for the three months ended June 30, 2010 is primarily comprised of revenue earned on our portfolio of 902 properties owned by our Gramercy Realty division. The decrease in rental revenue of $4,371 is primarily due to accelerated amortization of lease intangibles and reduced rental income due to lease terminations within our Bank of America and Wells Fargo portfolios in 2009 of $6,083 and offset by $1,916 of additional rental income on our Bank of America Dana portfolio due to the assumption of third party tenants as part of the required space reduction by Bank of America.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended June 30, 2010, $25,200 was earned on fixed rate investments while the remaining $18,608 was earned on floating rate investments. The decrease of $443 over the prior period is primarily due to additional non-performing loans, the suspension of interest income accruals on certain loans, a decrease in the size of our portfolio of loans and other lending instruments, additional foreclosure activity on non-performing loans and a decline in LIBOR interest rates in 2010 compared to 2009.

Operating expense reimbursement was $29,190 for the three months ended June 30, 2010 and $29,672 for the three months ended June 30, 2009, a decrease of $482.  The decrease is due to $521 reduction in reimbursements by Bank of America related to space reductions or lease terminations, $443 decrease related to a change of the Bank of America lease at 101 Independence from a net to a base year lease and a decrease in reimbursements due to changes in occupancy by tenants and reductions in billable property operating expenses, which is partially offset by $428 of reimbursements from our Bank of America Dana portfolio due to the assumption of third party tenants as part of the required space reduction by Bank of America.

Other income of $5,511 for the three months ended June 30, 2010 is primarily composed of revenues from our foreclosed properties of $4,145 and interest on restricted cash balances and other cash balances held by us.  For the three months ended June 30, 2009, other income is primarily composed of interest on restricted cash balances.

The income on investments in unconsolidated joint ventures of $1,748 for the three months ended June 30, 2010 represents our proportionate share of the income generated by our joint venture interests including $1,080 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $2,828. The income on investments in unconsolidated joint ventures of $1,975 for the three months ended June 30, 2009 represents our proportionate share of income generated by our joint venture interests including $1,115 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $3,090. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

Expenses

	2010	2009	$ Change
Property operating expenses	$48,213	$45,981	$2,232
Interest expense	49,438	58,235	(8,797)
Depreciation and amortization	26,595	29,797	(3,202)
Management, general and administrative	10,016	9,552	464
Management fees	-	2,115	(2,115)
Impairment on loans held-for-sale and CMBS	2,277	41,951	(39,674)
Provision for loan loss	13,230	167,412	(154,182)
Provision for taxes	66	134	(68)
Total expenses	$149,835	$355,177	$(205,342)

Property operating expenses for the three months ended June 30, 2010 is primarily comprised of expenses incurred on our portfolio of 902 properties owned by our Gramercy Realty division, which increased $2,232 from the $45,981 recorded in the three months ended June 30, 2009 to $48,213 recorded in the three months ended June 30, 2010. The increase is primarily attributable to expenses totaling $4,037 from properties we foreclosed on since June 2009, a decrease of non-cash impairment charges related to properties reclassified from held-for-sale to held-for-investment during 2009 of $1,362, and cost savings initiatives related to the operations of our real estate.

Interest expense was $49,438 for the three months ended June 30, 2010 compared to $58,235 for the three months ended June 30, 2009. The decrease of $8,797 is primarily attributed to reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the three months ended June 30, 2010 compared to the three months ended June 30, 2009, as well as lower average principal balances outstanding over the same periods due to debt extinguishments, repayments using proceeds from additional cash repayments and sales of certain investments classified as held-for-sale that served as collateral for these borrowings.

We recorded depreciation and amortization expenses of $26,595 for the three months ended June 30, 2010, compared to $29,797 for the three months ended June 30, 2009. The decrease of $3,202 is primarily due to reduced amortization of in-place lease intangible assets related to lease terminations and expirations.

Management, general and administrative expenses were $10,016 for the three months ended June 30, 2010, compared to $9,552 for the same period in 2009. The increase of $464 includes costs incurred with the redemption of the remaining $52,500 of junior subordinated notes in June 2010, higher legal and professional fees related to loan enforcement and restructurings completed during 2010 and additional costs incurred in 2010 for the salaries, benefits and other administrative costs previously borne by SL Green prior to the internalization of our management, and is partially offset by $2,184 of costs related to the internalization and acquisition of the Manager from SL Green in 2009.

Management fees of $2,115 were expensed for the three months ended June 30, 2009.  We did not record any management fees for the three months ended June 30, 2010. The decrease is due to the internalization of the Manager, which took place on April 24, 2009. The internalization was completed through a direct acquisition of the Manager, which was previously a wholly-owned subsidiary of SL Green. Upon completion of the internalization, all management fees and incentive management fees payable by us to the Manager were eliminated.

During the three months ended June 30, 2010 and June 30, 2009, we recorded impairment charges of $2,000 and $41,951, respectively, on one and eight loans, respectively, classified as held-for-sale to reduce the carrying values to their fair value based upon the anticipated selling prices.  During the three months ended June 30, 2010, we also recorded an impairment of $277 on the disposition of two CMBS investments.

Provision for loan loss was $13,230 for the three months ended June 30, 2010, compared to $167,412 for the three months ended June 30, 2009, a decrease of $154,182. The provision was based upon periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, illiquidity in the capital markets and a difficult operating environment.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

Revenues

	2010	2009	$ Change
Rental revenue	$158,388	$162,809	$(4,421)
Investment income	88,059	97,725	(9,666)
Operating expense reimbursement	58,124	60,188	(2,064)
Other income	7,379	2,517	4,862
Total revenues	$311,950	$323,239	$(11,289)
Equity in net income of joint ventures	$2,864	$4,187	$(1,323)
Gain on extinguishment of debt	$7,740	$107,229	$(99,489)

Rental revenue of $158,388 and $162,809 for the six months ended June 30, 2010 and 2009, respectively, is primarily comprised of revenue earned our portfolio of 902 properties owned by our Gramercy Realty division.  The decrease of $4,421 is related to accelerated amortization of lease intangibles and reduced rental income due to lease terminations within our Bank of America and Wells Fargo portfolios in 2009 of $7,109 and lower non-cash market lease amortization reflecting the impact of purchase price allocation adjustments finalized in the first quarter of 2009.  These are offset by $4,560 of additional rental income on our Bank of America Dana portfolio due to the assumption of third party tenants as part of the required space reduction by Bank of America and increased occupancy and contractual rent increases on our remaining portfolio.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended June 30, 2010, $38,725 was earned on fixed rate investments while the remaining $49,334 was earned on floating rate investments. The decrease of $9,666 over the prior period is primarily due to additional non-performing loans, the suspension of interest income accruals on certain loans, a decrease in the size of our portfolio of loans and other lending instruments, additional foreclosure activity on non-performing loans and a decline in LIBOR interest rates in 2010 compared to 2009.

Operating expense reimbursement of $58,124 for the six months ended June 30, 2010 and $60,188 for the six months ended June 30, 2009, a decrease of $2,064.  The decrease is attributable to reduction in reimbursements by Bank of America related to space reductions or lease terminations, $840 decrease related to a change of the Bank of America lease at 101 Independence from a net to a base year lease and a decrease in reimbursements due to changes in occupancy by tenants and reductions in billable property operating expenses, which is partially offset by $852 of reimbursements from our Bank of America Dana portfolio due to the assumption of third party tenants as part of the required space reduction by Bank of America.

Other income totaled $7,379 for the six months ended June 30, 2010 compared to $2,517 for the six months ended June 30, 2009, an increase of $4,862. The increase in other income is primarily related to revenues from properties we foreclosed on in 2009 of $4,151, and increased termination fees of $546.

The income on investments in unconsolidated joint ventures of $2,864 for the six months ended June 30, 2010 represents our proportionate share of the income generated by our joint venture interests including $2,160 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $5,024. The income on investments in unconsolidated joint ventures of $4,187 for the six months ended June 30, 2009 represents our proportionate share of the income generated by our joint venture interests including $2,288 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $6,475.  Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

Expenses

	2010	2009	$ Change
Property operating expenses	$94,979	$96,805	$(1,826)
Interest expense	100,660	123,739	(23,079)
Depreciation and amortization	54,395	57,132	(2,737)
Management, general and administrative	17,718	18,335	(617)
Management fees	-	7,787	(7,787)
Impairment on loans held-for-sale and CMBS	14,603	126,379	(111,776)
Provision for loan loss	54,390	220,183	(165,793)
Provision for taxes	104	2,401	(2,297)
Total expenses	$336,849	$652,761	$(315,912)

Property operating expenses were $94,979 and $96,805 for the six months ended June 30, 2010 and 2009, respectively, and decreased $1,826.  The decrease was attributed to a decrease of non-cash impairment charges related to properties reclassified from held-for-sale to held-for-investment during 2009 of $4,467, reduction in accruals for bad debt expense of $1,416, partially offset by expenses from properties we foreclosed on since June of 2009 totaling $4,457, and cost savings initiatives related to the operations of our real estate.

Interest expense was $100,660 for the six months ended June 30, 2010 compared to $123,739 for the six months ended June 30, 2009. The decrease of $23,079 is primarily attributed to reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the six months ended June 30, 2010 compared to the six months ended June 30, 2009, as well as lower average principal balances outstanding over the same periods due to debt extinguishments, repayments using proceeds from additional cash repayments and sales of certain investments classified as held-for-sale that served as collateral for these borrowings.

We recorded depreciation and amortization expenses of $54,395 for the six months ended June 30, 2010 and $57,132 for the six months ended June 30, 2009. The decrease of $2,737 compared to the comparable period in the prior year is primarily attributable to reduced amortization of in-place lease intangible asset related to lease terminations and expirations and offset by increases in amortization of leasing costs and tenant improvements additions.

Management, general and administrative expenses were $17,718 for the six months ended June 30, 2010, compared to $18,335 for the same period in 2009. The decrease of $617 primarily reflects a $5,010 decrease in expense related to the costs incurred in connection with the internalization of the Manager in 2009.  The decrease was partially offset by additional costs incurred in 2010 for the salaries, benefits and other administrative costs previously borne by SL Green, costs incurred with the redemption of the remaining $52,500 of junior subordinated notes in June 2010, and higher legal and professional fees related to loan enforcement and restructurings completed during 2010.

Management fees decreased $7,787 for the six months ended June 30, 2010.  We recorded expense of $7,787 for the six months ended June 30, 2009, and did not record any expense for the six months ended June 30, 2010.  The decrease is due primarily to an amendment to the amended management agreement executed in October of 2008 that reduced or eliminated certain management fee expenses. Additionally, on April 24, 2009, we completed the internalization of our management. The internalization was completed through a direct acquisition of the Manager, which was previously a wholly-owned subsidiary of SL Green. Upon completion of the internalization, all management fees and incentive management fees payable by us to the Manager were eliminated.

During the six months ended June 30, 2010 we recorded impairment charges totaling $14,603 consisting of $12,326 of other-than-temporary impairments due to adverse change in expected cash flows related to credit losses for six CMBS investments, a $2,000 impairment on one loan classified as held-for-sale as of June 30, 2010, and an impairment of $277 on the disposition of two CMBS investments. During the six months ended June 30, 2009, we recorded impairment charges totaling $126,379 on 13 loans classified as held-for-sale.

Provision for loan loss was $54,390 for the six months ended June 30, 2010, compared to $220,183 for the six months ended June 30, 2009, a decrease of $165,793. The provision was based upon periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, illiquidity in the capital markets, and a difficult operating environment.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends, if any, and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent; (v) new financings or additional securitizations or CDO offerings; and (vi) proceeds from additional common or preferred equity offerings.  We do not anticipate having the ability in the near-term to access equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, and proceeds from asset and loan sales to satisfy our liquidity requirements. However, we do not expect that we will be able to refinance the entire amount of indebtedness under the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their final maturity and it is unlikely that we will have sufficient capital to satisfy any shortfall. Failure to satisfy any shortfall will result in a default and could result in the foreclosure of the underlying Gramercy Realty properties and/or our equity interests in the entities that comprise substantially all of our Gramercy Realty division. Such default would materially and adversely affect our business, financial condition and results of operations. A loss of the Gramercy Realty portfolio in such circumstances would trigger a substantial book loss and would likely result in our having negative book value.  We have begun negotiations with our lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans and we have retained EdgeRock Realty Advisors LLC, an FTI Company, to assist in evaluating strategic alternatives and the potential restructure of such debt.  However, there can be no assurance of when or if we will be able to accomplish such refinancing or on what terms such refinancing would be.  If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, our ability to make distributions to our stockholders and to continue as a going concern.

Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses) through cash flow from operations can be evaluated through the consolidated statement of cash flows provided in our financial statements, and will be subject to obtaining additional debt financing and equity capital.

Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of June 30, 2010 and December 31, 2009, we accrued $16,379 and $11,707, respectively, for the Series A preferred stock dividends.  As a result, we have accrued dividends for seven quarters which pursuant to the terms of our charter permits the Series A preferred stockholders to elect an additional director to our board of directors.  We may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors.  In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

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

Gramercy Realty’s office buildings include a group of 13 office buildings and two parking facilities containing approximately 3.8 million square feet, of which approximately 2.4 million square feet is leased to Bank of America, which collectively are referred to as the Dana Portfolio. Under the terms of the Dana Portfolio lease, which was originally entered into by Bank of America, as tenant, and Dana Commercial Credit Corporation, as landlord, as part of a larger bond-net lease transaction, Bank of America was required to make annual base rental payments of approximately $40,388 through January 2010, approximately $3,000 in January 2011, and no annual base rental payments thereafter through lease expiration in June 2022. In December 2009, Gramercy Realty received the full 2010 rental payment from Bank of America of approximately $40,388 from the Dana Portfolio. We have also received termination notices from Bank of America covering approximately 360 thousand square feet of currently leased space, which terminations will become effective at various times prior to December 31, 2010. Additionally, under the terms of the lease agreement with Regions Financial, rent for approximately 570 thousand square feet will step down by approximately $5,100 annually, beginning in July 2010. As a result of these and other factors, beginning in 2010, Gramercy Realty’s operating cash flow has been significantly lower.

Substantially all of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail to comply with the covenants all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of July 2010, the most recent distribution date, our 2006 CDO was in compliance with the interest coverage and asset overcollateralization covenants; however, the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO fall out of compliance. Our 2005 CDO failed its overcollateralization test at the July 2010 and April 2010 distribution dates and our 2007 CDO failed the overcollateralization test at the May 2010 and February 2010 distribution dates.

Notwithstanding the challenges which confront our company and continued volatility within the capital markets, our board of directors remains committed to identifying and pursuing strategies and transactions that could preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders.  In considering these alternatives (which could include repurchases or issuances of our debt or equity securities or strategic sales of our assets), we expect our board of directors will carefully consider the potential impact of any such transaction on our liquidity position before deciding to pursue it.  Particularly given our existing liquidity and limited projected near-term future cash flows, we expect our board of directors will only authorize us to take any of these actions if they can be accomplished on terms our board of directors finds attractive.  Accordingly, there is a substantial possibility that not all such actions can or will be implemented.

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

Cash Flows

Net cash provided by operating activities increased $34,941 to $46,924 for the six months ended June 30, 2010 compared to cash provided by of $11,983 for same period in 2009. Operating cash flow was generated primarily by net interest income from our commercial real estate finance segment and net rental income from our property investment segment. The increase in operating cash flow for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to a decrease in operating assets and liabilities of $11,754.  The decreased net loss of $208,410 is primarily attributable to the decrease of non-cash impairment charges of $130,664, a gain on extinguishment of debt of $99,489 and provision for loan loss of $165,793.

Net cash used in investing activities for the six months ended June 30, 2010 was $28,193 compared to net cash provided by investing activities of $805 during the same period in 2009. The decrease in cash flow from operating activities reflects reduced sale activity of real estate for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Net cash used in financing activities for the six months ended June 30, 2010 was $23,345 as compared to net cash used by financing activities of $62,006 during the same period in 2009. The decrease in cash used in financing activities for the six months ended June 30, 2010 is primarily attributable to the extinguishment of our unsecured credit facility in the prior period.

Capitalization

Our authorized capital stock consists of 125 million shares, $0.001 par value, of which we have authorized the issuance of up to 100 million shares of common stock, $0.001 par value per share, and 25 million shares of preferred stock, par value $0.001 per share. As of June 30, 2010, 49,906,180 shares of common stock and 4.6 million shares of 8.125% Series A cumulative redeemable preferred stock were issued and outstanding.

Market Capitalization

At June 30, 2010, our CDOs and mortgage loans (including the Goldman Mortgage Loan and the Goldman Mezzanine Loans) represented 97% of our consolidated market capitalization of $5,188,089 (based on a common stock price of $1.26 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2010). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

The table below summarizes secured and other debt at June 30, 2010 and December 31, 2009, including our junior subordinated debentures:

	June 30, 2010	December 31, 2009
Mortgage notes payable	$1,730,039	$1,743,668
Mezzanine notes payable	552,064	553,522
Collateralized debt obligations	2,728,104	2,705,534
Junior subordinated notes	-	52,500
Total	$5,010,207	$5,055,224
Cost of debt	LIBOR+ 3.48%	LIBOR+2.31%

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

Our subsidiaries also had entered into a repurchase facility with Goldman Sachs Mortgage Company, or Goldman. In October 2006, this facility was increased from $200,000 to $400,000 and its maturity date was extended until September 2009. In August 2008, the facility was amended to reduce the borrowing capacity to $200,000 and to provide for an extension of the maturity to December 2010, for a fee, provided that no event of default has occurred. The facility bore interest at spreads of 2.00% to 2.30% over one-month LIBOR. In April 2009, we entered into an amendment to the amended and restated master repurchase agreement and amended guaranty with Goldman, pursuant to which all financial covenants in the amended and restated master repurchase agreement and the amended guaranty were eliminated and certain other provisions of the amended and restated master repurchase agreement and the amended guaranty were amended or deleted, including, among other things, the elimination of the existing recourse liability and a relaxation of certain affirmative and negative covenants. In October 2009, we repaid the borrowings in full and terminated the Goldman repurchase facility.

In January 2009, we closed a master repurchase facility with JP Morgan Chase Bank, N.A., or JP Morgan, in the amount of $9,500. The term of the facility was through July 23, 2010, the interest rate was 30-day LIBOR plus 175 basis points, the facility was recourse to us for 30% of this facility amount, and the facility was subject to normal mark-to-market provisions after March 2009. Proceeds under the facility, which was fully drawn at closing, were used to retire certain borrowings under the Wachovia credit facility. This facility was secured by a perfected security interest in a single debt investment. In March 2009, we terminated the JP Morgan master repurchase facility by making a cash payment of approximately $1,880 pursuant to the recourse guarantee and transferring the full ownership and control of, and responsibility for, this related loan collateral to JP Morgan. We recorded an impairment charge of $8,843 in connection with the collateral transfer.

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

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of June 30, 2010, 957 (including 54 properties held by an unconsolidated joint venture) of our real estate investments were encumbered with mortgages and mezzanine debt with a cumulative outstanding balance of $2,282,103. Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis.  As of June 30, 2010 and December 31, 2009, we were in covenant compliance on all of our mortgage and mezzanine loans, except that, as of June 30, 2010, we were out of debt service coverage compliance under two of our mortgage note financings.  Such non-compliance does not constitute an event of default under the applicable loan agreements. Under one of the loans, the lender has the ability to restrict distributions which are limited to budgeted property operating expenses; under the other loan, the lender has the right to replace the management of the property.

Certain of our mortgage notes payable related to assets held-for-sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

Goldman Mortgage Loan

On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers, entered into the Goldman Mortgage Loan with GSCMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers.  The terms of the Goldman Mortgage Loan were negotiated between the Goldman Loan Borrowers and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loans (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. We have accrued interest of $250 and $253, borrowings of $240,523 and $241,324 as of both June 30, 2010 and December 31, 2009, respectively.

In March 2010, we extended the maturity date of the Goldman Mortgage Loan to March 2011, and amended certain terms of the loan agreement, including, among others, (i) a prohibition on distributions from the Goldman Loan Borrowers to us, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Goldman Mortgage Loan extension term, and (iii) within 90 days after the first day of the Goldman Mortgage Loan extension term, delivery by the Goldman Loan Borrowers to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Goldman Mortgage Loan.   We continue to negotiate with our lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans and have delivered to the lenders, as required by the extension agreements, a comprehensive long-term business plan and restructuring proposal.  However, there is no assurance of when or if we will be able to accomplish such extension or modification or on what terms such extension or modification would be.

Secured Term Loan

On April 1, 2008 First States Investors 3300 B, L.P., an indirect wholly-owned subsidiary of ours, or the PB Loan Borrower, entered into a loan agreement, the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000 or the PB Loan in part to refinance a portion of a portfolio of American Financial’s properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. We had accrued interest of $392 and $418 and borrowings of $234,851 and $234,851 as of June 30, 2010 and December 31, 2009, respectively.

The PB Loan requires us to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

The PB Loan Agreement contains covenants relating to liquidity and tangible net worth. As of June 30, 2010 and December 31, 2009, we were in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor. In August 2008, the Goldman Mezzanine Loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders and the Senior Mezzanine Loan was assigned to KBS.  Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR and the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. The Goldman Mezzanine Loans encumber all properties held by Gramercy Realty.  We have accrued interest of $1,394 and $1,455 and borrowings of $552,064 and $553,552 as of June 30, 2010 and December 31, 2009, respectively.

In March 2010, we extended the maturity date of the Goldman Mezzanine Loan to March 2011, and amended certain terms of the Senior Mezzanine Loan agreement and the Junior Mezzanine Loan agreement, including, among others, with respect to the Senior Mezzanine Loan Agreement, (i) a prohibition on distributions from the Senior Mezzanine Loan borrowers to us, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Senior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to KBS and (iii) within 90 days after the first day of the Senior Mezzanine Loan extension term, delivery by the Senior Mezzanine Loan (capital) borrowers to KBS of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Senior Mezzanine Loan and with respect to the Junior Mezzanine Loan Agreement, (i) a prohibition on distributions from the Junior Mezzanine Loan borrower to us, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Junior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to GSMC, Citicorp and SL Green and (iii) within 90 days after the first day of the Junior Mezzanine Loan extension term, delivery by the Junior Mezzanine Loan borrower to GSMC, Citicorp and SLG of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Junior Mezzanine Loan.  We continue to negotiate with our lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans and have delivered to the lenders, as required by the extension agreements, a comprehensive long-term business plan and restructuring proposal.  However, there is no assurance of when or if we will be able to accomplish such extension or modification or on what terms such extension or modification would be.

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

Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as debt investments are repaid or otherwise resolved. The financial statements of the Issuer of each CDO are consolidated in our financial statements. The securities originally rated as investment grade at time of issuance are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the securities originally rated as investment grade in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments. Loans and other investments are owned by the Issuers and the Co-Issuers, serve as collateral for our CDO securities, and the income generated from these investments is used to fund interest obligations of our CDO securities and the remaining income, if any, is retained by us. The CDO indentures contain minimum interest coverage and asset over collateralization covenants that must be satisfied in order for us to receive cash flow on the interests retained by us in our CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and we may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of July 2010, the most recent distribution date, our 2006 CDO was in compliance with its interest coverage and asset over collateralization covenants; however, the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the July 2010 and April 2010 distribution dates and our 2007 CDO failed its overcollateralization test at the May 2010 and February 2010 distribution dates.

During the six months ended June 30, 2010, we repurchased, at a discount, $19,000 of notes previously issued by one of our three CDOs. We recorded a net gain on the early extinguishment of debt of $7,740 for the six months ended June 30, 2010.

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

In January 2009, our Operating Partnership entered into an exchange agreement with the holders of the securities, pursuant to which we and the holders agreed to exchange all of the previously issued trust preferred securities for newly issued unsecured junior subordinated notes, or our Junior Notes, in the aggregate principal amount of $150,000. Our Junior Notes will mature on June 30, 2035, or the Maturity Date, and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity Date. We may redeem our Junior Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount of the Junior Notes. The optional redemption of our Junior Notes in part must be made in at least $25,000 increments. The Junior Notes also contained additional covenants restricting, among other things, our ability to declare or pay any dividends during the calendar year 2009 (except to maintain our REIT qualification), or make any payment or redeem any debt securities ranked pari passu or junior to the Junior Notes. In connection with the exchange agreement, the final payment on the trust preferred securities for the period October 30, 2008 through January 29, 2009 was revised to be at a reduced interest rate of 0.50% per annum. In October 2009, a subsidiary of our Operating Partnership exchanged $97,500 of our Junior Notes for $97,533 face amount of the bonds issued by our CDOs that we had repurchased in the open market. In June 2010, we redeemed the remaining $52,500 of junior subordinated notes by transferring an equivalent par value amount of various classes of bonds issued by our CDOs previously purchased by us in the open market, and cash equivalents of $5,000.   This redemption eliminates our junior subordinated notes from our consolidated financial statements, which had an original balance of $150,000.

Contractual Obligations

Combined aggregate principal maturities of our CDOs, mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), unfunded loan commitments and operating leases as of June 30, 2010 are as follows:

	CDOs	Mortgage and Mezzanine Loans (1)	Interest Payments	Unfunded loan commitments (2)	Operating Leases	Total
2010 (July 1 - December 31)	$-	$26,815	$92,765	$10,209	$10,356	$140,145
2011	-	817,806	166,640	4,883	20,320	1,009,649
2012	-	80,437	157,053	-	19,974	257,464
2013	-	617,946	141,043	-	19,400	778,389
2014	-	12,567	115,075	-	18,897	146,539
Thereafter	2,728,104	712,774	302,873	-	144,731	3,888,482
Above- / below-market interest	-	13,758	-	-	-	13,758
Total	$2,728,104	$2,282,103	$975,449	$15,092	$233,678	$6,234,426

(1)
Certain of our real estate assets are subject to mortgage liens. As of June 30, 2010, 712 real estate assets were encumbered with 28 mortgages with a cumulative outstanding balance of approximately $1,716,281. As of June 30, 2010, the mortgages’ balance ranged in amount from approximately $402 to $460,567 and had maturity dates ranging from approximately 1 month to 13 years. As of June 30, 2010, 24 of the loans had fixed interest rates ranging 5.06% to 8.29% and four variable rate loans had interest rates ranging from 2.00% to 6.35%.

(2)	Based on loan budgets and estimates.

Off-Balance-Sheet Arrangements

We have several off-balance-sheet investments, including joint ventures and structured finance investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance-sheet arrangements are discussed in “Unconsolidated VIEs – Investment in Unconsolidated Joint Ventures” and Note 6, “Investments in Unconsolidated Joint Ventures” in the accompanying financial statements.

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

Beginning with the third quarter of 2008, our board of directors elected to not pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As a result, we have accrued dividends for seven quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors.  We may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors.

Inflation

A majority of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Further, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors based primarily on our net income as calculated for tax purposes and, in each case, our activities and balance sheet are measured with reference to historical costs or fair market value without considering inflation.

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

In connection with our initial public offering, we entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. We paid the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. In October 2008, we entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of our gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to us. We incurred expense to the Manager under this agreement of an aggregate of $2,115 and $7,787 for the three and six months ended June 30, 2009, respectively.

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

Prior to the internalization, we were obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. In October 2008, the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which we were obligated to reimburse the Manager for its costs incurred thereunder from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to our CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to our CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009. Effective May 2009, we entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for our CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors. For the three and six months ended June 30, 2010, we incurred expense of $123 and $148, respectively, pursuant to the special servicing arrangement.  For the three and six months ended June 30, 2009, we incurred expense of $163 and $250, respectively, pursuant to the special servicing arrangement.

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

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7.3 thousand square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2.3 thousand square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three and six months ended June 30, 2010, we paid $75 and $151 under this lease, respectively.  For the three and six months ended June 30, 2009, we paid $185 and $285 under this lease, respectively.

In July 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of June 30, 2010 and December 31, 2009, the loan has a book value of $39,149 and $39,285, respectively.

In June 2006, we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future. The remaining 50% of the property was owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P. The property was comprised of three buildings totaling approximately 670 thousand square feet which was 100% net leased to an entity whose obligations were guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000 and was financed with a $190,000, 10-year, fixed-rate first mortgage loan. In January 2009, we and SL Green sold 100% of the respective interests in 55 Corporate Drive.

In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007, the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of June 30, 2010 and December 31, 2009, our interest in the whole loan had a carrying value of $56,700 and $63,894, respectively. The investment in the mezzanine loan was repaid in full in September 2007.

In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of June 30, 2010 and December 31, 2009, the investment had a carrying value of $34,386 and $31,557, respectively. We recorded our pro rata share of net income of $1,263 and $2,526 for the three and six months ended June 30, 2010, respectively.  We recorded our pro rata share of net income of $1,250 and $2,513 for the three and six months ended June 30, 2009, respectively.

In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of June 30, 2010 and December 31, 2009, the investment had a carrying value of $50,035 and $45,695, respectively. We recorded our pro rata share of net income of $1,501 and $3,024 for the three and six months ended June 30, 2010, respectively.  We recorded our pro rata share of net income of $1,497 and $3,016 for the three and six months ended June 30, 2009, respectively.

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

In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, we, along with SL Green, sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of our interest in the loan back to SL Green. As of June 30, 2010 and December 31, 2009, the loan has a book value of $0. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of June 30, 2010 and December 31, 2009, the loan has a book value of $0 and $319, respectively.

In December 2007, we acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment, which is secured by an office building in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, we sold our remaining interest in the loan to an affiliate of SL Green for $16,120 pursuant to purchase rights established when the loan was acquired. The sale includes contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan. As of June 30, 2010 and December 31, 2009, the loan had a book value of $0.

In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of June 30, 2010 and December 31, 2009, the loan has a book value of $28,207 and $28,228, respectively.

In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of June 30, 2010 and 2009 the loan has a book value of $9,922 and $9,926, respectively.

In September 2008, we closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of June 30, 2010 and December 31, 2009, the loan has a book value of $30,842 and $29,925, respectively.

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

FFO for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) available to common stockholders	$6,716	$(198,142)	$(18,052)	$(225,433)
Add:
Depreciation and amortization	28,228	32,429	57,793	63,128
FFO adjustments for unconsolidated joint ventures	1,080	1,115	2,160	2,288
Less:
Non real estate depreciation and amortization	(1,936)	(2,659)	(4,121)	(5,648)
Gain on sale of real estate	(350)	(1,595)	(1,391)	(1,954)
Funds from operations	$33,738	$(168,852)	$36,389	$(167,619)

Funds from operations per share - basis	$0.68	$(3.39)	$0.73	$(3.36)

Funds from operations per share - diluted	$0.67	$(3.39)	$0.73	$(3.36)

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

•	the availability, terms and deployment of short-term and long-term capital;

•	the resolution of our non-performing and sub-performing assets and any loss we might recognize in connection with such investments;

•	the success or failure of our efforts to implement our current business strategy;

•	economic conditions generally and the strength of the commercial finance and real estate markets, and the banking industry specifically;

•	the performance and financial condition of borrowers, tenants, and corporate customers;

•	our ability to maintain compliance with over-collateralization and interest coverage tests in our CDOs;

•	the timing of cash flows, if any, from our investments;

•	the actions of our competitors and our ability to respond to those actions;

•	availability of, and ability to retain, qualified personnel;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	our ability to raise debt and equity capital;

•	our ability to satisfy all covenants in our CDOs;

•	changes to our management and our board of directors;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our ability to lease-up assumed leasehold interests above the leasehold liability obligation;

•	demand for office space;

•	risks of real estate acquisitions;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	our ability to identify and complete additional property acquisitions;

•	our ability to profitably dispose of non-core assets;

•	risks of structured finance investments;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	environmental and/or safety requirements;

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

Recently Issued Accounting Pronouncements

For a discussion of the impact of new accounting pronouncements on our financial condition or results of operation, see Note 2 of the Consolidated Financial Statements.

The Recently Issued Accounting Pronouncements are discussed in Note 2, “Significant Accounting Policies - Recently Issued Accounting Pronouncements” in the accompanying Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate, interest rate, liquidity and credit risks.

We rely on the credit and equity markets to finance and grow our business.  Despite signs of moderate improvement, market conditions remain significantly challenging, and offer us few, if any, attractive opportunities to raise new debt or equity capital, particularly while our efforts to extend or restructure the Goldman Mortgage Loan and Goldman Mezzanine Loans remain ongoing.  In this environment, we are focused on reducing leverage, extending or restructuring Gramercy Realty’s $240,523 mortgage loan and $552,064 of senior and junior mezzanine loans, actively managing portfolio credit, generating liquidity from existing assets, extending debt maturities, reducing capital expenditures and renewing expiring leases. Nevertheless, we remain committed to identifying and pursuing strategies and transactions that could preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our commercial real estate finance assets and borrowings are variable rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We seek to enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because we generate income on our commercial real estate finance assets principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income on our commercial real estate finance assets will generally increase if LIBOR increases and decrease if LIBOR decreases. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We have used interest rate caps to manage our exposure to interest rate changes however, because our real estate assets generate income from long-term leases, our net income from our real estate assets will generally decrease if LIBOR increases. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve:

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100bps	$(5,425)
+200bps	$(10,418)
+300bps	$(14,790)

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1
Supplemental Indenture,  dated as of June 14, 2010, by and between GKK Capital LP and The Bank of New York Mellon Trust Company, National Association (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 17, 2010).

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

GRAMERCY CAPITAL CORP.

Dated: August 6, 2010	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)