Form 10-Q
period 2010-09-30
GRAMERCY CAPITAL CORP
filed 2010-11-08
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to                              .

Commission File Number: 001-32248

GRAMERCY CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	06-1722127
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐     NO  ☒
 The number of shares outstanding of the registrant's common stock, $0.001 par value, was 49,940,671 as of November 5, 2010.

GRAMERCY CAPITAL CORP.
INDEX

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

Gramercy Capital Corp.
Condensed Consolidated Balance Sheets
(Unaudited, dollar amounts in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
Assets:
Real estate investments, at cost:
Land	$887,056	$891,078
Building and improvements	2,385,907	2,391,817
Other real estate investments	20,518	-
Less: accumulated depreciation	(151,047)	(106,018)
Total real estate investments, net	3,142,434	3,176,877

Cash and cash equivalents	141,625	138,345
Restricted cash	79,149	76,859
Pledged government securities, net	93,986	97,286
Investment in joint ventures	92,466	84,645
Assets held for sale, net	486	841
Tenant and other receivables, net	74,086	61,065
Derivative instruments, at fair value	2	-
Acquired lease assets, net of accumulated amortization of $134,199 and $92,958	408,982	450,436
Deferred costs, net of accumulated amortization of $28,121 and $21,243	11,386	10,332
Other assets	18,181	13,342
Subtotal	4,062,783	4,110,028

Assets of Consolidated Variable Interest Entities ("VIEs"):
Real estate investments, at cost:
Land	15,786	19,059
Building and improvements	48,726	36,586
Less: accumulated depreciation	(2,320)	(1,442)
Total real estate investments directly owned	62,192	54,203

Restricted cash	148,618	130,331
Loans and other lending investments, net	1,176,195	1,383,832
Commercial mortgage-backed securities	1,009,158	984,709
Investment in joint ventures	-	23,820
Assets held for sale, net	47,651	-
Derivative instruments, at fair value	857	-
Accrued interest	31,452	32,122
Deferred costs, net of accumulated amortization of $24,281 and $19,478	16,403	21,709
Other assets	41,897	24,683
Subtotal	2,534,423	2,655,409

Total assets	$6,597,206	$6,765,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Balance Sheets
(Unaudited, dollar amounts in thousands, except share and per share data)

	September 30	December 31,
	2010	2009
Liabilities and Equity:
Liabilities:
Mortgage notes payable	$1,667,465	$1,702,155
Mezzanine notes payable	550,731	553,522
Junior subordinated notes	-	52,500
Total secured and other debt	2,218,196	2,308,177

Accounts payable and accrued expenses	51,823	58,157
Dividends payable	18,688	11,707
Accrued interest payable	6,479	2,793
Deferred revenue	163,704	159,179
Below market lease liabilities, net of accumulated amortization of $201,194 and $144,253	713,753	770,781
Leasehold interests, net of accumulated amortization of $7,090 and $5,030	16,205	18,254
Liabilities related to assets held for sale	257	238
Other liabilities	5,869	16,193
Subtotal	3,194,974	3,345,479

Non-Recourse Liabilities of Consolidated VIEs:
Mortgage notes payable	40,639	41,513
Collateralized debt obligations	2,697,928	2,710,946
Total secured and other debt	2,738,567	2,752,459

Accounts payable and accrued expenses	12,566	4,137
Accrued interest payable	5,937	6,991
Deferred revenue	3	67
Liabilities related to assets held for sale	5	-
Derivative instruments, at fair value	199,246	88,786
Other Liabilities	845	-
Subtotal	2,957,169	2,852,440

Total liabilities	6,152,143	6,197,919

Commitments and contingencies	-	-

Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 49,922,393 and 49,884,500 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.	50	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, 4,600,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.	111,205	111,205
Additional paid-in-capital	1,079,613	1,078,784
Accumulated other comprehensive loss	(206,168)	(96,038)
Accumulated deficit	(541,059)	(527,821)
Total Gramercy Capital Corp. stockholders' equity	443,641	566,180
Non-controlling interest	1,422	1,338
Total equity	445,063	567,518
Total liabilities and equity	$6,597,206	$6,765,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statements of Operations
(Unaudited, dollar amounts and shares in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Rental revenue	$78,182	$79,840	$236,570	$242,078
Investment income	40,773	42,222	128,831	140,014
Operating expense reimbursements	31,656	30,634	89,780	90,644
Other income	8,981	1,263	16,345	3,775
Total revenues	159,592	153,959	471,526	476,511

Expenses
Property operating expenses
Real estate taxes	9,917	10,211	30,860	29,699
Utilities	11,221	11,367	30,430	30,771
Ground rent and leasehold obligations	4,350	4,885	14,191	13,776
Property and leasehold impairments	-	587	-	4,181
Direct billable expenses	2,254	2,466	4,939	6,725
Other property operating expenses	24,999	18,575	66,735	59,551
Total property operating expenses	52,741	48,091	147,155	144,703

Interest expense	50,911	55,935	151,572	179,745
Depreciation and amortization	26,652	27,228	80,867	84,185
Management, general and administrative	6,769	7,960	24,144	25,809
Management fees	-	-	-	7,787
Impairment on securities and loans held for sale	6,730	13,551	21,333	139,930
Impairment on business acquisition, net	2,722	-	2,722	-
Provision for loan loss	10,000	205,508	64,390	425,692
Total expenses	156,525	358,273	492,183	1,007,851

Income (loss) from continuing operations before equity in income from unconsolidated joint ventures, provisions for taxes, gain on extinguishment of debt and non-controlling interest	3,067	(204,314)	(20,657)	(531,340)

Equity in net income of unconsolidated joint ventures	2,006	2,397	4,870	6,584
Income (loss) from continuing operations before provision for taxes, gain on extinguishment of debt and discontinued operations	5,073	(201,917)	(15,787)	(524,756)

Gain on extinguishment of debt	11,703	-	19,443	107,229
Provision for taxes	(19)	(88)	(123)	(2,489)
Net income (loss) from continuing operations	16,757	(202,005)	3,533	(420,016)
Net loss from discontinued operations	(10,674)	(1,736)	(12,118)	(14,000)
Net gains from disposals	1,127	3,021	2,439	11,531
Net income (loss) from discontinued operations	(9,547)	1,285	(9,679)	(2,469)
Net income (loss)	7,210	(200,720)	(6,146)	(422,485)
Net (income) loss attributable to non-controlling interest	(60)	(60)	(84)	944
Net income (loss) attributable to Gramercy Capital Corp.	7,150	(200,780)	(6,230)	(421,541)
Accrued preferred stock dividends	(2,336)	(2,336)	(7,008)	(7,008)
Net income (loss) available to common stockholders	$4,814	$(203,116)	$(13,238)	$(428,549)

Basic earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$0.29	$(4.10)	$(0.08)	$(8.57)
Net income (loss) from discontinued operations	(0.19)	0.03	(0.19)	(0.03)
Net income (loss) available to common stockholders	$0.10	$(4.07)	$(0.27)	$(8.60)

Diluted earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$0.29	$(4.10)	$(0.08)	$(8.57)
Net income (loss) from discontinued operations	(0.19)	0.03	(0.19)	(0.03)
Net income (loss) available to common stockholders	$0.10	$(4.07)	$(0.27)	$(8.60)
Basic weighted average common shares outstanding	49,920	49,857	49,906	49,844
Diluted weighted average common shares and common share equivalents outstanding	50,423	49,857	49,906	49,844

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statement of Equity
(Unaudited, dollar amounts and shares in thousands)

					Accumulated Other
	Common Stock		Series A	Additional Paid-	Comprehensive Income		Total Gramercy	Non-controlling		Comprehensive
	Shares	Par Value	Preferred Stock	In-Capital	(Loss)	Accumulated Deficit	Capital Corp.	Interest	Total	(Loss)
Balance at December 31, 2009	49,885	$50	$111,205	$1,078,784	$(96,038)	$(527,821)	$566,180	$1,338	$567,518
Net income (loss)						(6,230)	(6,230)	84	(6,146)	$(6,230)
Change in net unrealized loss on derivative instruments					(112,417)		(112,417)		(112,417)	(112,417)
Reclassification of adjustments of net unrealized loss on securities previously available for sale					2,287		2,287		2,287	2,287
Issuance of stock - stock purchase plan	12			26			26		26
Stock based compensation - fair value	25			803			803		803
Dividends accrued on preferred stock						(7,008)	(7,008)		(7,008)
Balance at September 30, 2010	49,922	$50	$111,205	$1,079,613	$(206,168)	$(541,059)	$443,641	$1,422	$445,063	$(116,360)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollar amounts in thousands)

	Nine months ended September 30,
	2010	2009
Operating Activities:
Net loss	$(6,146)	$(422,485)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	85,533	92,857
Amortization of leasehold interests	(2,047)	(2,174)
Amortization of acquired leases to rental revenue	(48,647)	(58,477)
Amortization of deferred costs	5,774	8,741
Amortization of discount and other fees	(19,781)	(18,744)
Straight-line rent adjustment	20,851	19,735
Non-cash impairment charges	31,612	161,996
Net gain on sale of properties and lease terminations	(2,518)	(11,492)
Net loss on acquisition of joint venture investment	2,722	-
Equity in net income of joint ventures	(4,870)	(6,276)
Gain on extinguishment of debt	(19,443)	(107,229)
Amortization of stock compensation	829	845
Provision for loan losses	64,390	425,692
Changes in operating assets and liabilities:
Restricted cash	(1,895)	(290)
Tenant and other receivables	(8,232)	(14,789)
Payment of capitalized tenant leasing costs	(1,828)	(1,254)
Accrued interest	(1,666)	-
Other assets	(4,466)	(3,353)
Accounts payable, accrued expenses and other liabilities	6,511	(4,558)
Deferred revenue	(21,311)	(23,427)
Net cash provided by operating activities	75,372	35,318

Investing Activities:
Capital expenditures and leasehold costs	(11,524)	(6,533)
Deferred investment costs	-	(657)
Proceeds from sale of real estate	35,141	111,865
New investment originations and funded commitments	(98,480)	(51,702)
Principal collections on investments	152,108	79,645
Proceeds from loan syndications and sale of commercial mortgage-backed securities	19,608	52,926
Investment in commercial mortgage-backed securities	(50,597)	(109,866)
Investment in joint ventures	(2,484)	(3,429)
Change in accrued interest income	(48)	(61)
Payment for acquistions of joint venture interest	(4,550)	-
Purchase of marketable investments	2	(7)
Sale of marketable investments	4,621	5,042
Change in restricted cash from investing activities	(1,574)	(3,474)
Net cash provided by investing activities	42,223	73,749

Financing Activities:
Proceeds from repurchase facilities	-	9,500
Repayments of repurchase facilities	(85)	(49,296)
Repayment of unsecured credit facility	-	(45,000)
Repayment of mortgage notes	(35,133)	(36,721)
Purchase of interest rate caps	(2,999)	-
Repurchase of collateralized debt obligations	(19,557)	-
Payment for exchange of junior subordinate notes	(5,000)	-
Dividend paid	-	(16)
Distributions to non-controlling interest holders	-	(6,171)
Deferred financing costs and other liabilities	(6,331)	(3,196)
Change in restricted cash from financing activities	(45,210)	(18,250)
Net cash used in financing activities	(114,315)	(149,150)
Net increase (decrease) in cash and cash equivalents	3,280	(40,083)
Cash and cash equivalents at beginning of period	138,345	136,828
Cash and cash equivalents at end of period	$141,625	$96,745

Non-cash activity:
Deferred gain and other non-cash activity related to derivatives	$(112,417)	$17,852
Debt assumed by purchaser in sale of real estate	$-	$103,621
Supplemental cash flow disclosures:
Interest paid	$149,879	$153,164
Income taxes paid	$230	$504

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

1. Business and Organization

Gramercy Capital Corp., also referred to as the Company or Gramercy, is a self-managed, integrated, commercial real estate finance and property investment company. From its inception until April 2009, the Company was externally managed and advised by GKK Manager LLC, or the Manager, a wholly-owned subsidiary of SL Green Realty Corp., or SL Green. On April 24, 2009, the Company completed the internalization of its management through the direct acquisition of the Manager from SL Green. Beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Company added 77 former employees of the Manager to its own staff. At September 30, 2010 and December 31, 2009, SL Green Operating Partnership, L.P., or SL Green OP, a wholly-owned subsidiary of SL Green, owned approximately 12.5% of the outstanding shares of the Company’s common stock.

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

As of September 30, 2010, Gramercy Finance held loans and other lending investments and CMBS of $2,223,053, net of unamortized fees, discounts, unfunded commitments, reserves for loan losses and other adjustments, with an average spread of 30-day LIBOR plus 361 basis points for its floating rate investments, and an average yield of approximately 6.84% for its fixed rate investments. As of September 30, 2010, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, three interests in joint ventures holding fee positions on properties subject to long-term leases, seven interests in real estate acquired through foreclosures and a 100% fee interest in a property subject to a long-term ground lease.

As of September 30, 2010, Gramercy Realty’s portfolio consisted of 627 bank branches, 323 office buildings and two land parcels, of which 54 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 25.4 million rentable square feet and its unconsolidated properties aggregated approximately 251 thousand rentable square feet. As of September 30, 2010, the occupancy of Gramercy Realty’s consolidated properties was 83.7% and the occupancy for its unconsolidated properties was 100.0%. Gramercy Realty’s two largest tenants are Bank of America and Wells Fargo, and as of September 30, 2010, they represented approximately 40.4% and 15.6%, respectively, of the rental income of the Company’s portfolio and occupied approximately 43.6% and 16.5%, respectively, of Gramercy Realty’s total rentable square feet.

Due to the nature of the business of Gramercy Realty’s tenant base, Gramercy Realty typically enters into long-term leases with its financial institution tenants. As of September 30, 2010, the weighted average remaining term of Gramercy Realty’s leases was 8.8 years and approximately 71.9% of its base revenue was derived from net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, Gramercy Realty is focused on maximizing the value of its portfolio through strategic sales, effective and efficient property management, executing new leases and renewing expiring leases.

 Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

In March 2010, the Company amended its $240,523 mortgage loan with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp, and SL Green, or the Goldman Mortgage Loan, and its $550,731 senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSCMC, Citicorp and SL Green, or the Goldman Mezzanine Loans, to extend the maturity date to March 11, 2011. The Goldman Mortgage Loan is collateralized by approximately 195 properties held by Gramercy Realty and the Goldman Mezzanine Loans are collateralized by the equity interest in substantially all of the entities comprising the Company’s Gramercy Realty division, including its cash and cash equivalents totaling $32,428 of the Company’s unrestricted cash as of September 30, 2010. The Company does not expect that it will be able to refinance the entire amount of indebtedness under the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their final maturity and it is unlikely to have sufficient capital to satisfy any shortfall. Failure to refinance or restructure the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their March 2011 maturity dates will result in a default and could result in the foreclosure of the underlying Gramercy Realty properties and/or the Company’s equity interests in the entities that comprise substantially all of its Gramercy Realty division. Such default would materially and adversely affect the Company’s business, financial condition and results of operations. A loss of the Gramercy Realty portfolio or the lack of resolution of the Goldman Mortgage Loan and the Goldman Mezzanine Loans at or prior to maturity would trigger a substantial book loss and would likely result in the Company having negative book value. The Company continues to negotiate with its lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans and has retained EdgeRock Realty Advisors LLC, an FTI Company, to assist in evaluating strategic alternatives for Gramercy Realty and the potential restructure of such debt. However, the Company and its lenders have made no significant progress in these negotiations to date. There can be no assurance of when or if the Company will be able to accomplish such restructuring or on what terms such restructuring would be.

The Company relies on the credit and equity markets to finance and grow its business. Despite signs of improvement, market conditions remain significantly challenging and offer the Company few, if any, attractive opportunities to raise new debt or equity capital, particularly while the Company’s efforts to extend or restructure the Goldman Mortgage Loan and Goldman Mezzanine Loans remain ongoing. In this environment, the Company is focused on extending or restructuring the Goldman Mortgage Loan and Goldman Mezzanine Loans, actively managing portfolio credit, generating liquidity from existing assets, accretively investing repayments in loan and CMBS investments, executing new leases and renewing expiring leases. Nevertheless, the Company remains committed to identifying and pursuing strategies and transactions that could preserve or improve cash flows to the Company from its CDOs, increase the Company’s net asset value per share of common stock, improve the Company’s future access to capital or otherwise potentially create value for the Company’s stockholders.

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
September 30, 2010

2. Significant Accounting Policies

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

Variable Interest Entities

The following is a summary of the Company’s involvement with VIEs as of September 30, 2010:

	Company carrying value-assets		Company carrying value- liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Real estate investments, net	$43,230		$40,889	$43,230	$40,889
Collateralized debt obligations	2,491,193		2,916,280	3,112,924	3,078,018
	$2,534,423		$2,957,169	$3,156,154	$3,118,907
Unconsolidated VIEs
Investment in joint ventures	$87,969		$-	$401,993	$206,506
CMBS-controlling class	11,064	(1)	-	903,654	903,654
	$99,033		$-	$1,305,647	$1,110,160

(1)	CMBS are assets held by the collateralized debt obligations classified on the Condensed Consolidated Balance Sheet as an Asset of Consolidated VIEs.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

Consolidated VIEs

As of September 30, 2010, the Condensed Consolidated Balance Sheet includes $2,534,423 of assets and $2,957,169 of liabilities related to four consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, the Company’s net exposure to loss from investments in these entities is limited to $2,341.

Real Estate Investments, Net

The Company, through its acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, on April 1, 2008, obtained a wholly-owned interest of First States Investors 801 GP II, LLC and First States Investors 801, L.P. which own the 0.51% and 88.4% general partnership interests, respectively, in 801 Market Street Holdings, L.P., or Holdings, for the purpose of owning and leasing a condominium interest located at 801 Market Street, Philadelphia, Pennsylvania. The original acquisition of the condominium interest was financed with a $42,904 non-recourse mortgage loan held by Holdings. The loan bears interest at a fixed rate of 6.17% and matures in 2013. Excluding the lien placed on the property by the mortgage lender, there are no other restrictions on the assets of Holdings. The Company does not have any arrangements to provide additional financial support to Holdings. The Company’s share of the net income of Holdings totals $350 and $1,060 for the three and nine months ended September 30, 2010, respectively, and the cash flows from the real estate investments are insignificant compared to the cash flows of the Company. The Company manages the real estate investment and has control of major operational decisions and therefore has concluded that it is the primary beneficiary of the real estate investment.

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

The Company is not obligated to provide any financial support to these CDOs. As of September 30, 2010, the Company has no exposure to loss as a result of the investment in these CDOs. Since the Company is the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, the Company has concluded that it is the primary beneficiary of the CDOs.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

The Company is not obligated to provide, nor has it provided, any financial support to these entities. The majority of the Company’s securities portfolio, with an aggregate face amount of $1,231,055, is financed by the Company’s CDOs, and the Company’s exposure to loss is therefore limited to its interests in these consolidated entities described above. The Company has not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, the Company does not directly control the activities that most significantly impact the VIEs’ economic performance.

The Company further analyzed its investment in controlling class CMBS to determine if it was the primary beneficiary. At September 30, 2010, the Company owned securities of two controlling class CMBS trusts, including a non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust. The carrying value of both investments were $11,064 at September 30, 2010. The total par amounts of CMBS issued by the two CMBS trusts were $903,654.

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

The Company’s maximum exposure to loss as a result of its investment in these CMBS trusts totaled $11,064, which equals the book value of these investments as of September 30, 2010.

Investment in Unconsolidated Joint Ventures

In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with an $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. As of September 30, 2010 and December 31, 2009, the investment had a carrying value of $35,775 and $31,567, respectively. The Company is required to make additional capital contributions to the entity to supplement the entity’s operational cash flow needs. The Company is not the managing member and has no control over the decisions that most impact the economics of the entity and therefore has concluded that it is not the primary beneficiary of the VIE.

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. As of September 30, 2010 and December 31, 2009, the investment had a carrying value of $52,194 and $45,659, respectively. The Company is required to make additional capital contributions to the entity to supplement the entity’s operational cash flow needs. The Company is not the managing member and has no control over the decisions that most impact the economics of the entity and therefore has concluded that it is not the primary beneficiary of the VIE.

Unless otherwise noted, the Company is not obligated to provide any financial support to these entities. The Company’s maximum exposure to loss as a result of its investment in these entities is limited to the book value of these investments as of September 30, 2010 and any further contributions required to enable the VIEs to meet operating cash flow needs. The Company’s accounting for unconsolidated joint ventures is further disclosed in Note 6.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are both protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of September 30, 2010 and December 31, 2009, the Company had investments of $92,466 and $108,465 in unconsolidated joint ventures, respectively.

Real Estate Investments

In April 2008, the Company acquired, via a deed in lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York.  In July 2010, the Company acquired the remaining 60% interest in Whiteface Lodge. In connection with this acquisition, the Company acquired 521 fractional residential condominium units. These fractional residential condominium units are classified as Other Real Estate Assets on the Company’s Condensed Consolidated Balance Sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at September 30, 2010 consists of $82,383 on deposit with the trustee of the Company’s CDOs. The remaining balance consists of $66,856 held as collateral for letters of credit, $2,539 of interest reserves held on behalf of borrowers and $75,989 which represents amounts escrowed pursuant to mortgage agreements securing the Company’s real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Assets Held-for-Sale

Real Estate and CTL Investments Held-for-Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of September 30, 2010 and December 31, 2009, the Company had real estate investments held-for-sale of $10,437 and $841, respectively. The Company recorded impairment charges of $10,098 and $10,361 for the three and nine months ended September 30, 2010, respectively, and $1,860 and $16,463 for the three and nine months ended September 30, 2009, respectively, related to real estate investments classified as held-for-sale.

Loans and Other Lending Investments Held-For-Sale

Loans held-for-investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held-for-sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of September 30, 2010, the Company had loans and other lending investments designated as held-for-sale of $37,700. As of December 31, 2009, the Company had no loans and other lending investments designated as held-for-sale. The Company recorded impairment charges of $0 and $2,000 related to the mark-to-market of the loans designated as held-for-sale for the three and nine months ended September 30, 2010, respectively. The Company recorded impairment charges of $12,191 and $138,570 related to the mark-to-market of the loans designated as held-for-sale for the three and nine months ended September 30, 2009, respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

Commercial Mortgage-Backed Securities

The Company designates its CMBS investments on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the Condensed Consolidated Statements of Operations using the level yield method. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected, discounted at the investment’s current yield, and is charged against earnings on the Condensed Consolidated Statements of Operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the Condensed Consolidated Balance Sheet. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In November 2007, subsequent to financing the Company’s CMBS investments in its CDOs, the Company redesignated all of its available-for-sale CMBS investments with a book value of approximately $43,600 to held-to-maturity. As of September 30, 2010 and December 31, 2009, the amortization of unrealized loss on the redesignated CMBS investments included in other comprehensive income (loss) was $2,882 and $3,906, respectively.

When it is probable that the Company will be unable to collect all contractual payments due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting charge against earnings and a new cost basis is established. The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income. During the three and nine months ended September 30, 2010, the Company recognized an other-than-temporary impairment of $6,730 and $19,333, respectively, due to an adverse change in expected cash flows related to credit losses for two and ten CMBS investments, respectively, which are recorded in impairment on loans held-for-sale and CMBS in the Company’s Condensed Consolidated Statement of Operations. The Company recorded impairments of $1,360 during the three and nine months ended September 30, 2009.

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

 Pledged Government Securities

The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. The Company does not intend to sell the securities and believes it is more likely than not that it will realize the full amortized cost basis of the securities over their remaining life. These securities had a carrying value of $93,986 and $97,286, a fair value of $98,853 and $98,832 and unrealized gains of $4,867 and $1,546 at September 30, 2010 and December 31, 2009, respectively, and have maturities that extend through November 2013.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010
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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of September 30, 2010 and December 31, 2009, were $7,097 and $8,172, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the Condensed Consolidated Statements of Operations.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

Intangible Assets

As of September 30, 2010 and December 31, 2009, the Company’s intangible assets and acquired lease obligations were comprised of the following:

	September 30, 2010	December 31, 2009
Intangible assets:
In-place leases, net of accumulated amortization of $103,326 and $70,363	$330,519	$363,655
Above-market leases, net of accumulated amortization of $30,882 and $22,601	78,502	86,823
Amounts related to assets held for sale, net of accumulated amortization of $9 and $6	(39)	(42)
Total intangible assets	$408,982	$450,436

Intangible liabilities:
Below-market leases, net of accumulated amortization of $201,207 and $144,261	$713,807	$770,839
Amounts related to assets held for sale, net of accumulated amortization of $13 and $8	(54)	(58)
Total intangible liabilities	$713,753	$770,781

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
September 30, 2010

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
September 30, 2010

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and income is recognized only upon actual cash receipt. At September 30, 2010, the Company had one first mortgage loan, one second lien loan and one third lien loan with an aggregate carrying value of $23,123, which were classified as non-performing. At December 31, 2009, the Company had three first mortgage loans, four mezzanine loans, one second lien loan and one third lien loan with an aggregate carrying value of $55,441 which were classified as non-performing loans.

The Company classifies loans as sub-performing if they are materially not performing in accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At September 30, 2010, the Company had one first mortgage loan and two mezzanine loans with an aggregate carrying value of $70,209 classified as sub-performing. At December 31, 2009, four first mortgage loans with a total carrying value of $160,212 were classified as sub-performing.

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

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb losses. During the nine months ended September 30, 2010, the Company incurred charge-offs totaling $208,815 relating to realized losses on nine loans. During the year ended December 31, 2009, the Company incurred charge-offs totaling $188,574 relating to realized losses on 16 loans. The Company maintained a reserve for loan losses of $273,777 against 21 separate investments with a carrying value of $534,412 as of September 30, 2010, and a reserve for loan losses of $418,202 against 23 investments with a carrying value of $536,455 as of December 31, 2009.

Incentive Distribution (Class B Limited Partner Interest)

Prior to the internalization, the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of the Operating Partnership) exceed the product of the Company’s weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts became probable and reasonably estimable in accordance with the partnership agreement. These cash distributions reduced the amount of cash available for distribution to the common unit holders in the Operating Partnership and to the Company’s common stockholders. In October 2008, the Company entered into a letter agreement with the Class B limited partners to provide that the starting January 1, 2009, the incentive distribution could be paid, at the Company’s option, in cash or shares of common stock. In April 2009, the Company completed the internalization of its management through the direct acquisition of the Manager from SL Green. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Class B limited partner interests have been cancelled. No incentive distribution was earned for the three and nine months ended September 30, 2009.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

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

For the three and nine months ended September 30, 2010, the Company recorded $19 and $123 of income tax expense, respectively. For the three and nine months ended September 30, 2009, the Company recorded $88 and $2,489 of income tax expense respectively. Included in tax expense for the nine months ended September 30, 2009 is $2,100 of state income taxes on the gain of extinguishment of debt of $107,229. Under federal tax law, the Company is allowed to defer all or a portion of this gain until 2014; however, not all states follow this federal rule.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

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

Four investments accounted for approximately 22.4% of the total carrying value of the Company's debt investments as of September 30, 2010 compared to four investments which accounted for approximately 20.8% of the total carrying value of the Company's debt investments as of December 31, 2009. Seven investments accounted for approximately 18.2% and 16.3% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2010 compared to six investments which accounted for approximately 17.8% and 17.0% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2009, respectively. The largest sponsor accounted for approximately 9.9% and 9.5% of the total carrying value of the Company’s debt investments as of September 30, 2010 and December 31, 2009, respectively. The largest sponsor accounted for approximately 6.9% and 6.3% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2010, respectively, compared to approximately 6.1% and 5.7% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2009, respectively.

Additionally, two tenants, Bank of America and Wells Fargo, accounted for approximately 40.5% and 15.6% of the Company's rental revenue for the three months ended September 30, 2010, respectively, and approximately 40.4% and 15.6% of the Company's rental revenue for the nine months ended September 30, 2010, respectively.

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
September 30, 2010

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

In March 2010, the FASB issued a clarification of previous guidance that exempts certain credit related features from analysis as potential embedded derivatives subject to bifurcation and separate fair value accounting.  This guidance specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract.  All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation and separate fair value accounting is required.  The adoption of this guidance by the Company on July 1, 2010 had no material effect on the Company’s Condensed Consolidated Financial Statements.

In June 2010, FASB issued guidance which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity's statement of financial position. This guidance will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under this guidance as of the end of a reporting period are effective for the Company's December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company's March 31, 2011 interim reporting period. The Company is currently evaluating the impact of these disclosures on its Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

3. Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company’s loans, other lending investments and CMBS investments as of September 30, 2010 and December 31, 2009, were as follows:

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate: Average Yield		Floating Rate: Average Spread over LIBOR (2)
	2010	2009	2010	2009	2010	2009	2010	2009
Whole loans, floating rate	$707,934	$830,617	58.4%	60.2%			329 bps	454 bps
Whole loans, fixed rate	122,829	122,846	10.1%	8.9%	6.77%	6.89%
Subordinate interests in whole loans, floating rate	75,406	76,331	6.2%	5.5%			295 bps	246 bps
Subordinate interests in whole loans, fixed rate	47,055	44,988	3.9%	3.2%	6.01%	7.46%
Mezzanine loans, floating rate	141,122	190,668	11.6%	13.7%			621 bps	577 bps
Mezzanine loans, fixed rate	87,100	85,898	7.2%	6.2%	10.74%	8.08%
Preferred equity, floating rate	28,224	28,228	2.3%	2.0%			349 bps	1,064 bps
Preferred equity, fixed rate	4,225	4,256	0.3%	0.3%	7.22%	7.23%
Subtotal/ weighted average (3)	1,213,895	1,383,832	100.0%	100.0%	7.97%	7.39%	370 bps	476 bps
CMBS, floating rate	48,218	67,876	4.8%	6.9%			189 bps	254 bps
CMBS, fixed rate	960,940	916,833	95.2%	93.1%	6.53%	7.84%
Subtotal/ weighted average	1,009,158	984,709	100.0%	100.0%	6.53%	7.84%	189 bps	254 bps

Total	$2,223,053	$2,368,541	100.0%	100.0%	6.84%	7.74%	361 bps	463 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

(3)
Weighted average yield and weighted average spread calculations include a non-performing loan with a carrying value net of loan loss reserves, classified as whole loans floating rate of approximately $23,123 with an average spread of 297 basis points .

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

As of September 30, 2010, the Company’s loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing		Current Carrying Value (In thousands)		% of Total
2010 (October 1 - December 31)	6	(1)	$111,892		9.2%
2011	25		478,294		39.4%
2012	10		294,979		24.3%
2013	2		88,944		7.3%
2014	3		68,049		5.6%
Thereafter	7		171,737		14.2%
Total	53		$1,213,895		100.0%

Weigthed average maturity			1.9 years	(2)

(1)	Of the loans scheduled to mature in 2010, three investments with a carrying value of $88,769 have extension options, which may be subject to performance criteria.

(2)
The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the three and nine months ended September 30, 2010 and 2009, the Company’s investment income from loans, other lending investments and CMBS investments, was generated by the following investment types:

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$13,085	32.1%	$15,162	35.9%
Subordinate interests in whole loans	776	1.9%	1,342	3.2%
Mezzanine loans	5,799	14.2%	7,229	17.1%
Preferred equity	687	1.7%	591	1.4%
CMBS	20,426	50.1%	17,898	42.4%
Total	$40,773	100.0%	$42,222	100.0%

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$46,048	35.7%	$57,880	41.3%
Subordinate interests in whole loans	2,244	1.7%	3,653	2.6%
Mezzanine loans	19,072	14.8%	31,042	22.2%
Preferred equity	2,041	1.6%	1,208	0.9%
CMBS	59,426	46.2%	46,231	33.0%
Total	$128,831	100.0%	$140,014	100.0%

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

At September 30, 2010 and December 31, 2009, the Company’s loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	September 30, 2010		December 31, 2009
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$555,076	45.7%	$638,937	46.2%
West	309,614	25.5%	347,531	25.1%
South	119,361	9.8%	132,961	9.6%
Mid-Atlantic	116,493	9.6%	127,872	9.2%
Midwest	50,337	4.2%	22,165	1.6%
Various (1)	32,186	2.7%	42,406	3.1%
Southwest	30,828	2.5%	71,960	5.2%
Total	$1,213,895	100.0%	$1,383,832	100.0%

(1)	Includes interest-only strips and at December 31, 2009, included a defeased loan.

At September 30, 2010 and December 31, 2009, the Company’s loans and other lending investments, excluding CMBS investments, by property type were as follows:

	September 30, 2010		December 31, 2009
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$523,156	43.1%	$644,720	46.6%
Retail	192,929	15.9%	107,115	7.7%
Hotel	183,857	15.1%	220,385	15.9%
Land - Commercial	143,454	11.8%	167,300	12.1%
Multifamily	55,295	4.6%	88,975	6.4%
Industrial	47,317	3.9%	50,842	3.7%
Condo	33,250	2.7%	24,203	1.8%
Mixed-Use	28,616	2.4%	53,475	3.9%
Other (1)	6,021	0.5%	9,621	0.7%
Land - Residential	-	-	17,196	1.2%
Total	$1,213,895	100.0%	$1,383,832	100.0%

(1)	Includes interest-only strips and a loan to one sponsor secured by the equity interests in seven properties.

 The Company recorded provisions for loan losses of $10,000 and $64,390 for the three and nine months ended September 30, 2010, respectively. The Company recorded provisions for loan losses of $205,508 and $425,692 for the three and nine months ended September 30, 2009, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience, presence or absence of credit enhancement to the Company’s debt investments and collateral quality by individual asset or category of asset.

For the nine months ended September 30, 2010, the Company incurred charge-offs of $208,815 related to realized losses on nine loan investments. During the year ended December 31, 2009, the Company incurred charge-offs totaling $188,574 related to 16 loan investments.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

The interest income recognized from impaired loans during the time within the financial statement period that they were impaired or reserved for was $9,205 and $33,551 for the three and nine months ended September 30, 2010, respectively. The interest income recognized from impaired loans during the time within the financial statement period that they were impaired was $7,015 and $35,023 for the three and nine months ended September 30, 2009, respectively.

Changes in the reserve for loan losses were as follows:

Reserve for possible loan losses, December 31, 2009	$418,202
Additional provision for loan losses	41,160
Charge-offs	(54,310)
Reserve for possible loan losses, March 31, 2010	405,052
Additional provision for loan losses	13,230
Charge-offs	(26,856)
Reserve for possible loan losses, June 30, 2010	391,426
Additional provision for loan losses	10,000
Charge-offs	(127,649)
Reserve for possible loan losses, September 30, 2010	$273,777

The following is a summary of the Company’s CMBS investments at September 30, 2010:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Floating rate CMBS-Held to maturity	5	$55,664	$48,218	$142	$(7,542)	$40,818
Fixed rate CMBS-Held to maturity	101	1,158,086	945,528	73,916	(272,740)	747,966
Fixed rate CMBS-Available for sale	3	17,305	15,412	1,262	-	15,412
Total	109	$1,231,055	$1,009,158	$75,320	$(280,282)	$804,196

The following is a summary of the Company’s CMBS investments at December 31, 2009:

Description	Number of Securities	Face Value	Book Value	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Held to maturity:
Floating rate CMBS	9	$81,664	$67,876	$-	$(25,512)	$42,364
Fixed rate CMBS	90	1,096,968	916,833	30,662	(433,465)	514,031
Total	99	$1,178,632	$984,709	$30,662	$(458,977)	$556,395

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

The following table shows the Company’s fair value unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010.

	Less than 12 Months		12 months or More		Total
Description	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Floating rate CMBS	$-	$-	$40,013	$(7,542)	$40,013	$(7,542)
Fixed rate CMBS	15,001	(1,987)	500,595	(270,753)	515,596	(272,740)
Total temporarily impaired securities	$15,001	$(1,987)	$540,608	$(278,295)	$555,609	$(280,282)

As of September 30, 2010, the Company’s CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value	Percent of Total Carrying Value	Current Fair Value	Percent of Total FairValue
Less than 1 year	1	$5,835	0.6%	$5,561	0.7%
1 - 5 years	10	92,638	9.2%	78,784	9.8%
5 - 10 years	98	910,685	90.2%	719,851	89.5%
Thereafter	-	-	-	-	-
Total	109	$1,009,158	100.0%	$804,196	100.0%

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

The following is a summary of the underlying credit ratings of the Company’s CMBS investments at September 30, 2010 and December 31, 2009 (for split-rated securities, the higher rating was used):

	September 30, 2010		December 31, 2009
	Carrying Value	Percentage	Carrying Value	Percentage
AAA	$124,935	12.4%	$111,902	11.4%
AA+	5,835	0.6%	13,701	1.4%
AA	81,309	8.1%	139,449	14.2%
AA-	30,039	3.0%	25,967	2.6%
A+	51,016	5.1%	84,214	8.6%
A	149,121	14.7%	219,563	22.4%
A-	-	-	29,441	3.0%
BBB+	29,602	2.9%	-	-
BBB	121,618	12.1%	79,231	8.0%
BBB-	109,824	10.9%	93,626	9.5%
BB+	55,586	5.5%	55,606	5.6%
BB	73,938	7.3%	100,631	10.2%
BB-	74,012	7.3%	-	-
B+	57,881	5.7%	-	-
B	3,888	0.4%	1,477	0.1%
B-	29,490	2.9%	932	0.1%
CCC	-	-	12,164	1.2%
CCC-	11,064	1.1%	6,374	0.6%
C	-	-	4,644	0.5%
D	-	-	5,787	0.6%
Not rated	-	-	-	-
Total	$1,009,158	100.0%	$984,709	100.0%

The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment. The Company’s unrealized losses are primarily the result of market factors other than credit impairment. Credit impairment is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there has been an adverse change in expected cash flows related to credit losses for two CMBS investments. Therefore, the Company recognized an other-than-temporary impairment of $6,730 during the three months ended September 30, 2010 that was recorded as an impairment in the Company’s Condensed Consolidated Statements of Operations. The Company recognized an other-than-temporary impairment of $1,360 during the three months ended September 30, 2009 that was recorded in impairment on real estate loans and CMBS in the Company’s Condensed Consolidated Statements of Operations. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans, and (ii) current subordination levels for individual loans which serve as collateral under the Company’s securities, and (iii) current subordination levels for the securities themselves. The Company’s assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company’s ability and intent to hold its CMBS investments to maturity, at which point the Company expects to recover book value, is the basis for its conclusion the remainder of these investments are not other-than-temporarily impaired, despite the difference between the carrying value and the fair value. The Company has considered rating downgrades in its evaluation and apart from the two bonds noted above, it believes that the book value of its CMBS investments is recoverable at September 30, 2010. The Company attributes the current difference between carrying value and market value to current market conditions including a decrease in demand for structured financial products and commercial real estate. The Company has concluded that, excluding its securities classified as available-for-sale with a carrying value of $15,412 as of September 30, 2010, it does not intend to sell these securities and it is not more likely than not it will be required to sell the securities before recovering the amortized cost basis.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

In connection with a preferred equity investment which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company was previously a preferred equity investor, in the event of a borrower default under such loan. The loan matures in 2032. This guarantee in the event of a borrower default under such loan is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income is recorded. The Company’s maximum exposure under this guarantee is approximately $1,371 as of September 30, 2010. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

4. Acquisitions

Whiteface Lodge

In April 2008, the Company acquired, via a deed in lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York. In July 2010, the Company acquired the remaining 60% joint venture interest in the Whiteface Lodge for $4,550.  The Whiteface Lodge is a fractional residential condominium complex.  The Company acquired 521 unsold fractional residential condominium units of a total of 1,104 units and the related amenities for use by the unit owners and guests. The Company accounted for the acquisition of the remaining joint venture interest utilizing the purchase method of accounting and recorded a net impairment of $2,722.

5. Dispositions and Assets Held for Sale

During the three and nine months ended September 30, 2010, the Company sold or disposed of three and 14 properties, respectively, for net sales proceeds of $17,029 and $35,141, respectively. During the three and nine months ended September 30, 2009, the Company sold or disposed of 16 and 51 properties, respectively, for net sales proceeds of $68,368 and $112,960, respectively. The sales transactions resulted in gains totaling $1,127 and $2,370 for the three and nine months ended September 30, 2010, respectively. The sales transactions resulted in gains totaling $3,021 and $5,189 for the three and nine months ended September 30, 2009, respectively.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

The Company classified two properties as held-for-sale as of September 30, 2010. As of December 31, 2009, the Company classified two properties as held-for-sale. The following table summarizes information for these properties:

	September 30, 2010	December 31, 2009
Assets held for sale:
Real estate investments, at cost:
Land	$10,057	$279
Building and improvement	303	565
Total real estate investments, at cost	10,360	844
Less: accumulated depreciation	(7)	(6)
Real estate investments held for sale, net	10,353	838
Accrued interest and receivables	4	(35)
Acquired lease assets, net of accumulated amortization	39	42
Other Assets	41	(4)
Total assets held for sale	$10,437	$841

Liabilities related to assets held for sale:
Accrued expenses	$52	$55
Deferred revenue	156	125
Below market lease liabilities, net of accumulated amortization	54	58
Total liabilities related to assets held for sale:	262	238
Net assets held for sale	$10,175	$603

The following operating results of the assets held-for-sale as of September 30, 2010 and the assets sold during the nine months ended September 30, 2010 and 2009, are included in discontinued operations for all periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating Results:
Revenues	$(9,928)	$6,606	$(9,811)	$19,623
Operating expenses	(330)	(6,782)	(1,346)	(28,468)
Marketing, general and administrative	(386)	(518)	(729)	(1,003)
Interest expense	-	(686)	-	(1,804)
Depreciation and amortization	(30)	(356)	(232)	(1,874)
Equity in net income from unconsolidated joint venture	-	-	-	(474)
Net income (loss) from operations	(10,674)	(1,736)	(12,118)	(14,000)
Net gains from disposals	1,127	3,021	2,439	11,531
Net income (loss) from discontinued operations	$(9,547)	$1,285	$(9,679)	$(2,469)

Subsequent to September 30, 2010, the Company entered into an agreement of sale on one property for approximately $2,170 with a total carrying value of $2,159 as of September 30, 2010, and net income of $16 for the nine months ended September 30, 2010.

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

6. Investments in Unconsolidated Joint Ventures

At September 30, 2010 and December 31, 2009, the carrying values of the Company’s joint venture investments were as follows:

		Carrying Value
	Ownership Interest	September 30, 2010	December 31, 2009
Unconsolidated Joint Ventures:
200 Franklin Square Drive, Somerset, New Jersey	25.0%	$808	$997
2 Herald Square, New York, New York (1)	45.0%	35,775	31,567
885 Third Avenue, New York, New York(1)	45.0%	52,194	45,695
Citizens Portfolio	various (2)	3,689	6,386
		92,466	84,645
Consolidated VIE:
Whiteface, Lake Placid, New York (3)	100.0%	-	23,820
Total		$92,466	$108,465

(1)	SL Green has remaining ownership interest in joint venture.
(2)	The Company has 99% ownership interest in 52 properties and 1% ownership interest in 2 properties.
(3)
In July 2010, the Company purchased the remaining 60% interest from the joint venture partner. In connection with the acquisition, the Company controls 100% of the joint venture's interest and has consolidated its accounts.

For the three and nine months ended September 30, 2010 and 2009, the Company’s pro rata share of net income (loss) of the joint ventures were as follows:

	Three Months Ended		Nine Months Ended
Joint Ventures	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
200 Franklin Square Drive, Somerset, New Jersey	$28	$27	$89	$86
101 S. Marengo Avenue, Pasadena, California (1)	-	-	-	(474)
2 Herald Square, New York, New York	1,224	1,237	4,505	3,750
885 Third Avenue, New York, New York	1,481	1,478	3,750	4,494
Citizens Portfolio	(757)	(659)	(2,099)	(1,975)
Whiteface, Lake Placid, New York (2)	30	314	(1,375)	229
Total	$2,006	$2,397	$4,870	$6,110

(1)	In April 2009, the Company sold its 50% interest for a gain of $6,317 which is included in discontinued operations.
(2)
In July 2010, the Company purchased the remaining 60% interest from the joint venture partner. In connection  with the acquisition, the Company controls 100% of the joint venture's interest and has consolidated its accounts.

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
September 30, 2010

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

Proceeds from the sale of the securities originally rated as investment grade in each CDO were used to repay substantially all outstanding debt under the Company’s repurchase agreements and to fund additional investments. Loans and other investments are owned by the Issuers and the Co-Issuers, serve as collateral for the Company’s CDO securities, and the income generated from these investments is used to fund interest obligations of the Company’s CDO securities and the remaining income, if any, is retained by the Company. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained in its CDOs and to receive the subordinate collateral management fee earned. If some or all of the Company’s CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and the Company may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of October 2010, the most recent distribution date, the Company’s 2006 CDO was in compliance with its interest coverage and asset overcollateralization covenants; however, the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO to fall out of compliance. The Company’s 2005 CDO failed its overcollateralization test at the October 2010, July 2010 and April 2010 distribution dates and its 2007 CDO failed its overcollaterization test at the August 2010, May 2010 and February 2010 distribution dates.

During the three and nine months ended September 30, 2010, the Company repurchased, at a discount, $20,000 and $39,000, respectively, of notes previously issued by two of the Company’s three CDOs. The Company recorded a net gain on the early extinguishment of debt of $11,703 and $19,443 for the three and nine months ended September 30, 2010, respectively, in connection with the repurchase of notes of such Issuers.

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
September 30, 2010

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

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of September 30, 2010, 953 (including 54 properties held by an unconsolidated joint venture) of the Company’s real estate investments were encumbered with mortgage and mezzanine loans with a cumulative outstanding balance of $2,258,835. The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of September 30, 2010 and December 31, 2009, the Company was in covenant compliance on all of its mortgage and mezzanine loans, except that, as of September 30, 2010, the Company was out of debt service coverage compliance under two of its mortgage note financings. Such non-compliance does not constitute an event of default under the applicable loan agreements. Under one of the loans, the lender has the ability to restrict distributions which are limited to budgeted property operating expenses; under the other loan, the lender has the right to replace the management of the property.

Certain of the Company’s mortgage notes payable related to assets held-for-sale contain provisions that require the Company to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

Goldman Mortgage Loan

On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into the Goldman Mortgage Loan with GSCMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Loan Borrowers and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee, during the first six months payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement described below was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The Company has accrued interest of $240 and $253 and borrowings of $240,523 and $241,324 as of September 30, 2010 and December 31, 2009, respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

In March 2010, the Company extended the maturity date of the Goldman Mortgage Loan to March 2011, and amended certain terms of the loan agreement, including, among others, (i) a prohibition on distributions from the Goldman Loan Borrowers to the Company, other than to cover  direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Goldman Mortgage Loan extension term, and (iii) within 90 days after the first day of the Goldman Mortgage Loan extension term, delivery by the Goldman Loan Borrowers to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Goldman Mortgage Loan.  The Company continues to negotiate with its lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans. However, the Company and its lenders have made no significant progress in these negotiations to date. There can be no assurance of when or if the Company will be able to accomplish such extension or modification or on what terms such extension or modification would be.

Secured Term Loan

On April 1, 2008, First States Investors 3300 B, L.P., an indirect wholly-owned subsidiary of the Company, or the PB Loan Borrower, entered into a loan agreement, or the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000, or the PB Loan, in part to refinance a portion of a portfolio of American Financial’s properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. The Company had accrued interest of $349 and $418 and borrowings of $219,513 and $234,851 as of September 30, 2010 and December 31, 2009 respectively.

The PB Loan requires the Company to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

The PB Loan Agreement contains certain covenants relating to liquidity and tangible net worth. As of June 30, 2010 and December 31, 2009, the last testing dates, the Company was in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which, an indirect wholly-owned subsidiary of the Company, is the mortgagor. In August 2008, the Goldman Mezzanine Loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders, and the Senior Mezzanine Loan was assigned to KBS. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR, the Senior Mezzanine Loan bears interest at 5.20% over LIBOR and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loan. The Goldman Mezzanine Loans encumber all properties held by Gramercy Realty. The Company has accrued interest of $1,368 and $1,455 and borrowings of $550,731 and $553,522 as of September 30, 2010 and December 31, 2009, respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

In March 2010, the Company extended the maturity date of the Goldman Mezzanine Loans to March 2011, and amended certain terms of the Senior Mezzanine Loan agreement and the Junior Mezzanine Loan agreement, including, among others, with respect to the Senior Mezzanine Loan agreement, (i) a prohibition on distributions from the Senior Mezzanine Loan borrowers to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Senior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to KBS, and (iii) within 90 days after the first day of the Senior Mezzanine Loan extension term, delivery by the Senior Mezzanine Loan borrowers  to KBS of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Senior Mezzanine Loan, and with respect to the Junior Mezzanine Loan agreement, (i) a prohibition on distributions from the Junior Mezzanine Loan borrower to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Junior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to GSMC, Citicorp and SL Green, and (iii) within 90 days after the first day of the Junior Mezzanine Loan extension term, delivery by the Junior Mezzanine Loan borrower to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Junior Mezzanine Loan. The Company continues to negotiate with its lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans. However, the Company and its lenders have made no significant progress in these negotiations to date. There can be no assurance of when or if the Company will be able to accomplish such extension or modification or on what terms such extension or modification would be.

The following is a summary of first mortgage loans as of September 30, 2010:

	Encumbered Properties	Balance		Interest Rate	Maturity Date
Fixed-rate mortgages	474	$1,235,355	(1)	5.06% to 10.29%	January 2012 to August 2030
Variable-rate mortgages	236	460,036		1.91% to 6.26%	March 2011 to April 2013
Total mortgage notes payable	710	1,695,391
Above- / below-market interest	-	12,713
Balance, September 30, 2010	710	$1,708,104

(1)
Includes $86,518 of debt that is collateralized by $93,986 of pledged treasury securities, net of discounts and premiums and $4,339 of debt that relates to the proportionate share of the 11% minority interest holder in Holdings as of September 30, 2010.

Combined aggregate principal maturities of the Company’s consolidated CDOs and mortgage loans (including the Goldman Mortgage Loan, Senior Mezzanine Loan and Junior Mezzanine Loan) as of September 30, 2010 are as follows:

	CDOs	Mortgage and Mezzanine Loans	Interest Payments	Total
2010	$-	$7,376	$45,620	$52,996
2011	-	816,718	153,116	969,834
2012	-	80,710	145,045	225,755
2013	-	602,901	136,883	739,784
2014	-	12,883	113,901	126,784
Thereafter	2,697,928	725,534	311,816	3,735,278
Above- / below-market interest	-	12,713	-	12,713
Total	$2,697,928	$2,258,835	$906,381	$5,863,144

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

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

9. Operating Partnership Agreement/Manager

At September 30, 2010 and December 31, 2009, the Company owned all of the Class A limited partner interests in the Operating Partnership. For the period January 1, 2009 through April 24, 2009, all of the Class B limited partner interests were owned by SL Green OP. For the period January 1, 2009 through April 24, 2009, all of the interests in the Manager were held by SL Green OP. On April 24, 2009, the Company completed the internalization of management through the direct acquisition of the Manager. The consideration paid to SL Green in the transaction was de minimis. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Class B limited partner interests have been cancelled.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

In connection with its initial public offering, the Company entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. The Company paid the Manager an annual management fee equal to 1.75% of the Company’s gross stockholders equity (as defined in the management agreement) inclusive of the Company’s trust preferred securities. In October 2008, the Company entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of the Company’s gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to the Company. The Company incurred expense to the Manager under this agreement of an aggregate of $0 and $7,787 for the three and nine months ended September 30, 2009, respectively.

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

In October 2008, the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which the Company was obligated to reimburse the Manager for its costs incurred thereunder from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to the Company’s CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to the Company’s CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009. Effective May 2009, the Company entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for the Company’s CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors. For the three and nine months ended September 30, 2010, the Company incurred expense of $159 and $307, respectively, pursuant to the special servicing arrangement. For the three and nine months ended September 30, 2009, the Company incurred expense of $617 and $868, respectively, pursuant to the special servicing arrangement.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

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

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7.3 thousand square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2.3 thousand square feet. The additional premises is leased on a co-terminus basis with the remainder of its leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three and nine months ended September 30, 2010, the Company paid $77 and $228 under this lease, respectively. For the three and nine months ended September 30, 2009, the Company paid $30 and $315 under this lease, respectively.

In July 2005, the Company closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of September 30, 2010 and December 31, 2009, the loan has a book value of $39,089 and $39,285, respectively.

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

In January 2007, the Company originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007, the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event the Company’s loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from the Company and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of September 30, 2010 and December 31, 2009, the Company’s interest in the whole loan had a carrying value of $0 and $63,894, respectively. The investment in the whole loan was repaid at a discount in September 2010 and the mezzanine loan was repaid in full in September 2007.

In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of September 30, 2010 and December 31, 2009, the investment had a carrying value of $35,775 and $31,557, respectively. The Company recorded its pro rata share of net income of $1,224 and $3,750 for the three and nine months ended September 30, 2010, respectively. The Company recorded its pro rata share of net income of $1,237 and $3,750 for the three and nine months ended September 30, 2009, respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of September 30, 2010 and December 31, 2009, the investment had a carrying value of $52,194 and $45,695, respectively. The Company recorded its pro rata share of net income of $1,481 and $4,505 for the three and nine months ended September 30, 2010, respectively. The Company recorded its pro rata share of net income of $1,477 and $4,493 for the three and nine months ended September 30, 2009, respectively.

The Company’s agreements with SL Green in connection with the Company’s commercial property investments in 885 Third Avenue and 2 Herald Square contain buy-sell provisions that can be triggered by the Company in the event it and SL Green are unable to agree upon a major decision that would materially impair the value of the assets. Such major decisions involve the sale or refinancing of the assets, any extensions or modifications to the leases with the tenant therein or any material capital expenditures.  Such agreements also contain certain restrictions on sale or transfer of interests, including mutually applicable rights of first refusal at 90% of a third party bona fide offer price, a fair market value call option in favor of SL Green and mutually applicable qualified transferee and consent to assignment provisions.

In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter, the Company participated 50% of its interest in the loan back to SL Green. As of September 30, 2010 and December 31, 2009, the loan has a book value of $0. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of September 30, 2010 and December 31, 2009, the loan has a book value of $0 and $319, respectively.

In December 2007, the Company acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of its interest in the loan to an affiliate of SL Green. The investment, which is secured by an office building in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, the Company sold its remaining interest in the loan to an affiliate of SL Green for $16,120 pursuant to purchase rights established when the loan was acquired. The sale includes contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan. As of September 30, 2010 and December 31, 2009, the loan had a book value of $0.

In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of the Company’s interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of September 30, 2010 and December 31, 2009, the loan has a book value of $28,224 and $28,228, respectively.

In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of September 30, 2010 and December 31, 2009, the loan has a book value of $9,920 and $9,926, respectively.

In September 2008, the Company closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of September 30, 2010 and December 31, 2009, the loan has a book value of $27,783 and $29,925, respectively.

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
September 30, 2010

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

The following table presents the carrying value in the financial statements and approximate fair value of other financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Government securities	$93,986	$98,853	$97,286	$98,832
Lending investments	$1,213,895	$1,154,467	$1,383,832	$1,313,127
CMBS	$1,009,158	$804,196	$984,709	$556,395
Financial liabilities:
Mortgage note payable and senior and junior mezzanine loans	$2,258,835	$2,080,979	$2,297,190	$2,099,450
Collateralized debt obligations	$2,697,928	$1,362,226	$2,710,946	$1,097,485
Junior subordinated debentures	$-	$-	$52,500	$9,533

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at September 30, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2010 and December 31, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

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

At September 30, 2010	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments	$859	$-	$-	$859
CMBS available for sale (1)	$15,412	$-	$-	$15,412

Financial Liabilities:
Derivative instruments	$199,246	$-	$-	$199,246

At December 31, 2009	Total	Level I	Level II	Level III
Financial Liabilities:
Derivative instruments	$88,786	$-	$-	$88,786

(1)
During the quarter ended September 30, 2010, the Company reclassified $6,851 of CMBS investments from Held to Maturity to Available for Sale and purchased $7,298 of CMBS investments and classified them as Available for Sale. A fair value adjustment to increase the carrying value of these assets by $1,263 was recorded in Other Comprehensive Income.

Derivative instruments:  Interest rate caps and swaps were valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. See Note 14 for additional details on the Company’s interest rate caps and swaps.

Derivatives were classified as Level III due to the significance of the credit valuation allowance which is based upon less observable inputs.

Total losses from derivatives for the three and nine months ended September 30, 2010 are $50,836 and $112,417, respectively, and are included in Accumulated Other Comprehensive Loss. During the nine months ended September 30, 2010, the Company entered into six interest rate caps for a total purchase price of $2,999.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for loan losses and CMBS which are reported at cost and have been written down to fair value due to other-than-temporary impairments. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the nine months ended September 30, 2010:

At September 30, 2010	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:
Loans held for sale	$37,700	$-	$-	$37,700
Loans subject to impairments or reserves for loan losses	$549,032	$-	$-	$549,032
CMBS	$664	$-	$-	$664

At December 31, 2009	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:
Loans subject to impairments or reserves for loan losses	$536,445	$-	$-	$536,445
CMBS	$1,324	$-	$-	$1,324

Loans held-for-sale:   The Company’s only loan held-for-sale is carried at fair value, which was determined by taking into consideration the value of the underlying collateral, creditworthiness of the borrower, and expected proceeds from the sale of the loan.

Loans subject to impairments or reserves for loan loss:   The loans identified for impairment or reserves for loan loss are collateral dependant loans. Impairment or reserves for loan loss on these loans are measured by comparing management’s estimation of fair value of the underlying collateral to the carrying value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management. The table above includes all impaired loans, regardless of the period in which impairment was recognized.

CMBS:  CMBS securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the three months ended September 30, 2010. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of September 30, 2010.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

12. Stockholders’ Equity

The Company’s authorized capital stock consists of 125 million shares, $0.001 par value, of which the Company has authorized the issuance of up to 100 million shares of common stock, $0.001 par value per share, and 25 million shares of preferred stock, par value $0.001 per share. As of September 30, 2010, 49.9 million shares of common stock and 4.6 million shares of preferred stock were issued and outstanding.

Preferred Stock

In April 2007, the Company issued 4.6 million shares of its 8.125% Series A cumulative redeemable preferred stock (including the underwriters’ over-allotment option of 600 thousand shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A cumulative redeemable preferred shares are entitled to annual dividends of $2.03125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, the Company may at its option redeem the Series A cumulative redeemable preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205. Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of September 30, 2010 and December 31, 2009, the Company accrued Series A preferred stock dividends of $18,688 and $11,707, respectively.

Earnings per Share

Earnings per share for the three months ended September 30, 2010 and 2009 are computed as follows:

	Three months ended September 30, (1)		Nine months ended September 30, (1)
	2010	2009	2010	2009
Numerator – Income (loss):
Net income (loss) from continuing operations	$16,696	$(202,043)	$3,349	$(420,161)
Net income (loss) from discontinued operations	(9,546)	1,263	(9,579)	(1,380)
Net income (loss)	7,150	(200,780)	(6,230)	(421,541)
Preferred stock dividends	(2,336)	(2,336)	(7,008)	(7,008)
Numerator for basic income per share – net income (loss) available to common stockholders:	4,814	(203,116)	(13,238)	(428,549)
Effect of dilutive securities	-	-	-	-
Diluted Earnings:
Net income (loss) available to common stockholders	$4,814	$(203,116)	$(13,238)	$(428,549)
Denominator – weighted average shares:
Denominator for basic income per share – weighted average shares	49,920	49,857	49,906	49,844
Effect of dilutive securities
Stock based compensation plans	132	-	-	-
Phantom stock units	371	-	-	-
Diluted shares	50,423	49,857	49,906	49,844

(1) Net income adjusted for non-controlling interests. Shares in thousands.

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the three and nine months ended September 30, 2010, 209,818 share options and 370,943 phantom share units, respectively, were computed using the treasury share method, respectively. For the three and nine months ended September 30, 2009, 160,554 and 149,873 share options and 247,961 and 247,961 phantom share units, respectively, were computed using the treasury share method.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the nine months ended September 30, 2010 and September 30, 2009 is comprised of the following:

	September 30, 2010	September 30, 2009
Net unrealized (loss) gain on held-to-maturity securities	$(2,882)	$1,522
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges and FV adjustment of available-for-sale securities	(203,286)	(143,782)
Total accumulated other comprehensive loss	$(206,168)	$(142,260)

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

As of September 30, 2010, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2101. These lease obligations generally contain rent increases and renewal options.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2010 are as follows:

Operating Leases
2010 (October 1 - December 31)	$5,036
2011	20,321
2012	19,975
2013	19,400
2014	18,897
Thereafter	144,731
Total minimum lease payments	$228,360

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

Certain real estate assets are pledged as collateral for three mortgage loans held by two of its CDOs. One mortgage borrowing of $64,172 is also guaranteed by the Company.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at September 30, 2010. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Cap	1 month LIBOR	$91,698	2.00%	Mar-10	Mar-11	$-
Interest Rate Cap	1 month LIBOR	241,324	6.00%	Mar-10	Mar-11	-
Interest Rate Cap	1 month LIBOR	461,573	2.00%	Mar-10	Mar-11	-
Interest Rate Cap	3 month LIBOR	38,500	6.00%	Jul-10	Jul-12	2
		833,095				2
Assets of Consolidated VIEs:
Interest Rate Cap	3 month LIBOR	23,000	4.96%	Jun-10	Apr-17	203
Interest Rate Cap	3 month LIBOR	48,945	4.80%	Mar-10	Jul-17	654
		71,945				857
Liabilities of Consolidated VIEs:
Interest Rate Swap	3 month LIBOR	12,000	3.06%	Jan-08	Jul-10	-
Interest Rate Swap	3 month LIBOR	2,000	3.07%	Jan-08	Jul-10	-
Interest Rate Swap	3 month LIBOR	12,000	9.85%	Aug-06	Aug-11	(495)
Interest Rate Swap	3 month LIBOR	4,700	3.17%	Apr-08	Apr-12	(193)
Interest Rate Swap	3 month LIBOR	10,000	3.92%	Oct-08	Oct-13	(895)
Interest Rate Swap	3 month LIBOR	17,500	3.92%	Oct-08	Oct-13	(1,566)
Interest Rate Swap	1 month LIBOR	9,037	4.26%	Aug-08	Jan-15	(1,088)
Interest Rate Swap	3 month LIBOR	14,650	4.43%	Nov-07	Jul-15	(1,961)
Interest Rate Swap	3 month LIBOR	24,143	5.11%	Feb-08	Jan-17	(4,440)
Interest Rate Swap	3 month LIBOR	281,823	5.41%	Aug-07	May-17	(47,235)
Interest Rate Swap	3 month LIBOR	16,412	5.20%	Feb-08	May-17	(3,175)
Interest Rate Swap	3 month LIBOR	699,442	5.33%	Aug-07	Jan-18	(138,198)
		1,103,707				(199,246)
Total		$2,008,747				$(198,387)

  Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

The Company is hedging exposure to variability in future interest payments on its debt facilities. At September 30, 2010, derivative instruments were reported at their fair value as a net liability of $198,387. Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Loss of $112,417, which includes the amortization of gain or (loss) on terminated hedges of $98 for the three months ended September 30, 2010. The Company anticipates recognizing approximately $370 in amortization over the next 12 months. For the three and nine months ended September 30, 2010, the Company recognized a decrease to interest expense of $51 and $127 attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

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

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay a dividend to common stockholders. The Company may elect to pay dividends on its common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued. In accordance with the provisions of the Company’s charter, the Company may not pay any dividends on its common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

For the three and nine months ended September 30, 2010, the Company recorded $19 and $123 of income tax expense, respectively. For the three and nine months ended September 30, 2009, the Company recorded $88 and $2,489 of income tax expense respectively. Included in tax expense for the nine months ended September 30, 2009 is $2,100 of state income taxes on the gain of extinguishment of debt of $107,229. Under federal tax law, the Company is allowed to defer all or a portion of this gain until 2014; however, not all states follow this federal rule.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

The Company evaluates performance based on the following financial measures for each segment:

	Realty	Finance	Corporate/ Other(1)	Total Company
Three months ended September 30, 2010
Total revenues(2)	$108,435	$51,157	$-	$159,592
Earnings (loss) from unconsolidated joint ventures	(757)	2,763	-	2,006
Total operating and interest expense(3)	(102,680)	(35,392)	(6,769)	(144,841)
Net income (loss) from continuing operations	$4,998	$18,528	$(6,769)	$16,757

Three months ended September 30, 2009
Total revenues(2)	$109,148	$44,811	$-	$153,959
Earnings (loss) from unconsolidated joint ventures	(659)	3,056	-	2,397
Total operating and interest expense(3)	(105,894)	(244,507)	(7,960)	(358,361)
Net income (loss) from continuing operations	$2,595	$(196,640)	$(7,960)	$(202,005)

	Realty	Finance	Corporate/ Other(1)	Total Company
Nine months ended September 30, 2010
Total revenues(2)	$322,987	$148,539	$-	$471,526
Earnings (loss) from unconsolidated joint ventures	(2,099)	6,969	-	4,870
Total operating and interest expense(3)	(305,785)	(142,934)	(24,144)	(472,863)
Net income (loss) from continuing operations	$15,103	$12,574	$(24,144)	$3,533

Nine months ended September 30, 2009
Total revenues(2)	$329,867	$146,644	$-	$476,511
Earnings (loss) from unconsolidated joint ventures	(1,975)	8,559	-	6,584
Total operating and interest expense(3)	(322,997)	(551,529)	(28,585)	(903,111)
Net income (loss) from continuing operations	$4,895	$(396,326)	$(28,585)	$(420,016)

Total Assets:
September 30, 2010	$3,791,521	$3,746,482	$(940,797)	$6,597,206
December 31, 2009	$3,883,279	$3,787,371	$(905,213)	$6,765,437

(1)	Corporate / Other represents all corporate level items, including general and administrative expenses and any intercompany elimination necessary to reconcile to the consolidated Company totals.

(2)
Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Finance business primarily represents interest income and revenue from the Realty business primarily represents operating lease income.

(3)
Total operating and interest expense includes provision for loan losses for the Finance business and operating costs on commercial property assets for the Realty business, and interest expense and loss on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $26,652 and $80,867 and $27,228 and $84,185 for the three and nine months ended September 30, 2010 and 2009, respectively, is included in the amounts presented above.

(4)	Net operating income represents income before provision for taxes, minority interest and discontinued operations.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2010

17. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the nine months ended September 30, 2010 and 2009:

	2010	2009
Deferred losses and other non-cash activity related to derivatives	$(112,417)	$17,852

Deferred gains related to securities available-for -sale	$2,287	$627

18. Subsequent Events

In October 2010, the Company completed the foreclosure of the collateral consisting of three separate office buildings located in Ontario, California, which secured a first mortgage loan. As of September 30, 2010, the first mortgage loan was classified as non-performing and had an original unpaid principal balance of $55,584 and a carrying value net of loan loss reserves of $23,123.

In October 2010, the Company commenced a tender offer to purchase up to 4,000,000 shares of the Company’s Series A preferred stock for $15.00 per share, net to seller in cash. The tender offer expired on November 4, 2010 and 1,074,178 shares of the Series A preferred stock had been tendered and not withdrawn. At settlement, which is expected to occur on November 9, 2010, the Company will pay an aggregate of approximately $16,113 to acquire the tendered Series A preferred stock. Under the terms of the tender offer, no dividends will be paid on either the tendered or untendered shares of the Series A preferred stock. At the expiration of the tender offer, the accrued and unpaid dividends of $4,364, or $4.0625 per share of the Series A preferred stock, was eliminated for those shares validly tendered and not withdrawn.

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

We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Prior to the internalization of our management in April 2009, we were externally managed and advised by GKK Manager LLC, or the Manager, then a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green, which owned approximately 12.5% of the outstanding shares of our common stock as of September 30, 2010 and is our largest stockholder. On April 24, 2009, we completed the internalization of our management through the direct acquisition of the Manager from SL Green. As a result of the internalization, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and we added 77 former employees of the Manager to our own staff.

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

During 2009 and to date in 2010, the global capital markets continued to experience volatility and distress. The impact of the global credit crisis has lingered in the commercial real estate sectors, especially for the structured real estate loans, and is reflected in reduced availability of debt and equity capital for all but the highest quality borrowers and properties. Transaction volume remains well below historical levels, credit spreads for most forms of mortgage debt investments remain wide, and other forms of financing from the debt markets have been dramatically curtailed. Despite signs of improvement, we believe that the continuing dislocation in the debt capital markets, coupled with a measured recovery from a recession in the United States, has reduced property valuations and has adversely impacted commercial real estate fundamentals. These developments can impact and have impacted the performance of our existing portfolio of financial and real property assets. Among other things, such conditions have resulted in our recognizing significant amounts of loan loss reserves and impairments, narrowed our margin of compliance with debt and collateralized debt obligation, or CDO, covenants, depressed the price of our common stock and has effectively removed our ability to raise public and private capital. It has reduced our borrowers’ ability to repay their loans, and when combined with declining real estate values on our collateral for such loans, increased the likelihood that we will continue to take further loan loss reserves. Additionally, it has led to increased vacancies in our properties. Furthermore, changes in the regulatory environment and business practices for capital markets participants has caused stress to all financial institutions, and our business is dependent upon these counterparties for, among other things, financing, rental payments on the majority of our owned properties and interest rate derivatives.

In March 2010, we amended our $240,523 mortgage loan with Goldman Sachs Commercial Mortgage Capital, L.P., or GSCMC, Citicorp North America, Inc., or Citicorp, and SL Green, or the Goldman Mortgage Loan, and our $550,731 senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSCMC, Citicorp and SL Green, or the Goldman Mezzanine Loans, to extend the maturity date to March 11, 2011. The Goldman Mortgage Loan is collateralized by approximately 195 properties held by Gramercy Realty and the Goldman Mezzanine Loans are collateralized by the equity interest in substantially all of the entities comprising our Gramercy Realty division, including its cash and cash equivalents totaling $32,428 of our unrestricted cash as of September 30, 2010. We do not expect that we will be able to refinance the entire amount of indebtedness under the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their final maturity, and we likely will not have sufficient capital to satisfy any shortfall. Failure to refinance or restructure the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their March 2011 maturity dates will result in a default and could result in the foreclosure of the underlying Gramercy Realty properties and/or our equity interests in substantially all of the entities that comprise our Gramercy Realty division. Such default would materially and adversely affect our business, financial condition and results of operations. A loss of our Gramercy Realty portfolio or the lack of resolution of the Goldman Mortgage Loan and the Goldman Mezzanine Loans at or prior to maturity would trigger a substantial book loss and would likely result in our company having negative book value. We continue to negotiate with our lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans, and we have retained EdgeRock Realty Advisors LLC, an FTI Company, to assist in evaluating strategic alternatives for Gramercy Realty and the potential restructure of such debt. However, we and our lenders have made no significant progress in these negotiations to date. There can be no assurance of when or if we will be able to accomplish such restructuring or on what terms such restructuring would be.

We rely on the credit and equity markets to finance and grow our business. Despite signs of improvement, market conditions remain significantly challenging and offer us few, if any, attractive opportunities to raise new debt or equity capital, particularly while our efforts to extend or restructure the Goldman Mortgage Loan and the Goldman Mezzanine Loans remain ongoing. In this environment, we are focused on extending or restructuring the Goldman Mortgage Loan and the Goldman Mezzanine Loans, actively managing portfolio credit, generating liquidity from existing assets, accretively investing repayments in loan and CMBS investments, executing new leases and renewing expiring leases. Nevertheless, we remain committed to identifying and pursuing strategies and transactions that would preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders.

Beginning with the third quarter of 2008, our board of directors elected to not pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As a result, we have accrued dividends for eight quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors relating to election of directors. We expect that we will continue to elect to retain capital for liquidity purposes until the requirement to make a cash distribution to satisfy our REIT requirements arise. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full. Given our current financial condition, we do not know when or if we will pay future dividends, including accumulated and unpaid dividends on the Series A preferred stock.

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

During the second quarter, our board of directors retained a financial adviser to conduct discussions with various third parties regarding potential transactions to recapitalize our company. We received indications of interest from several of these parties regarding a variety of potential transactions that ranged from the acquisition of our entire company to acquisitions of parts of our assets or business, joint ventures with either or both of our Finance and Realty divisions, externalization of our management function and investment of capital through new issuances of our equity or debt securities. Some indications of interest contemplated change of control transactions or, at a minimum, significant changes in the composition of our management team and board of directors. All indications of interest were subject to significant additional due diligence by the parties submitting them and to the satisfaction of substantial qualifications and conditions, including but not limited to eliminating various of our contingent and other liabilities, restructuring Gramercy Realty indebtedness, repurchasing certain of our equity securities (including our Series A preferred stock), selling certain of our assets and obtaining the approval of our stockholders.

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

On October 1, 2010, we commenced a tender offer to purchase up to 4,000,000 shares of our Series A preferred stock, at a price of $15.00 per share, net to seller in cash. We conducted the tender offer because we believe a significant reduction of the outstanding Series A preferred stock may create significant additional financial flexibility for us, potentially including enhanced access to the capital markets and other sources of capital and additional flexibility to implement potential strategic initiatives. The tender offer expired on November 4, 2010 and 1,074,178 shares of the Series A preferred stock had been tendered and not withdrawn. At settlement, which is expected to occur on November 9, 2010, we will pay an aggregate of approximately $16,113 to acquire the tendered Series A preferred stock. Under the terms of the tender offer, no dividends will be paid on either the tendered or untendered shares of our Series A preferred stock. At the expiration of the tender offer, the accrued and unpaid dividends of $4,364, or $4.0625 per share of the Series A preferred stock, was eliminated for those shares validly tendered and not withdrawn.

The aggregate carrying values, allocated by product type and weighted average coupons of Gramercy Finance’s loans, and other lending investments and CMBS investments as of September 30, 2010 and December 31, 2009, were as follows:

					Fixed Rate:		Floating Rate:
	Carrying Value (1)		Allocation by Investment Type		Average Yield		Average Spread over LIBOR (2)
	2010	2009	2010	2009	2010	2009	2010	2009
Whole loans, floating rate	$707,934	$830,617	58.4%	60.2%			329 bps	454 bps
Whole loans, fixed rate	122,829	122,846	10.1%	8.9%	6.77%	6.89%
Subordinate interests in whole loans, floating rate	75,406	76,331	6.2%	5.5%			295 bps	246 bps
Subordinate interests in whole loans, fixed rate	47,055	44,988	3.9%	3.2%	6.01%	7.46%
Mezzanine loans, floating rate	141,122	190,668	11.6%	13.7%			621 bps	577 bps
Mezzanine loans, fixed rate	87,100	85,898	7.2%	6.2%	10.74%	8.08%
Preferred equity, floating rate	28,224	28,228	2.3%	2.0%			349 bps	1,064 bps
Preferred equity, fixed rate	4,225	4,256	0.3%	0.3%	7.22%	7.23%
Subtotal/ weighted average (3)	1,213,895	1,383,832	100.0%	100.0%	7.97%	7.39%	370 bps	476 bps
CMBS, floating rate	48,218	67,876	4.8%	6.9%			189 bps	254 bps
CMBS, fixed rate	960,940	916,833	95.2%	93.1%	6.53%	7.84%
Subtotal/ weighted average	1,009,158	984,709	100.0%	100.0%	6.53%	7.84%	189 bps	254 bps

Total	$2,223,053	$2,368,541	100.0%	100.0%	6.84%	7.74%	361 bps	463 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

(3)
Weighted  average yield and weighted average spread calculations include a non-performing loan with a carrying value net of loan loss reserves, classified as whole loans floating rate, of approximately $23,123 with an average spread of 297 basis points.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for our 2005 CDO expired in July 2010 and will expire for our 2006 and 2007 CDOs in July 2011 and August 2012, respectively. In the past, our ability to reinvest has been instrumental in maintaining compliance with the overcollateralization and interest coverage tests for our CDOs. Following the conclusion of the reinvestment period in each of our CDOs, our ability to maintain compliance with such tests for that CDO will be negatively impacted.

As of September 30, 2010, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, three interests in joint ventures holding fee positions on properties subject to long-term ground leases, seven interests in real estate acquired through foreclosures, and a 100% fee interest in a property subject to a long-term lease.

As of September 30, 2010, Gramercy Realty owned a portfolio comprised of 627 bank branches, 323 office buildings and two land parcels, of which 54 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 25.4 million rentable square feet and its unconsolidated properties aggregated approximately 251 thousand rentable square feet. As of September 30, 2010, the occupancy of Gramercy Realty’s consolidated properties was 83.7% and the occupancy for its unconsolidated properties was 100%. Gramercy Realty’s two largest tenants are Bank of America, N.A., or Bank of America, and Wells Fargo, N.A. (formerly Wachovia Bank, National Association), or Wells Fargo, and as of September 30, 2010, they represented approximately 40.4% and 15.6%, respectively, of the rental income of Gramercy Realty’s portfolio and occupied approximately 43.6% and 16.5%, respectively, of its total rentable square feet.

Summarized in the table below are our key property portfolio statistics as of September 30, 2010:

	Number of Properties			Rentable Square feet		Occupancy
Properties (1)	September 30, 2010		December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Branches	573		583	3,695,190	3,726,399	84.4%	85.5%
Office Buildings	323		324	21,669,842	21,847,249	83.6%	85.9%
Land	2		6	-	-	-	-
Total	898	(2)	913	25,365,032	25,573,648	83.7%	85.9%

(1)	Excludes investments in unconsolidated joint ventures.

(2)	As of September 30, 2010, includes the sale of 13 properties, the termination of three leasehold interests and the assumption of a leasehold interest in a building previously sold.

Due to the nature of the business of Gramercy Realty’s tenant base, which places a high premium on serving its customers from a well established distribution network, we typically enter into long-term leases with our financial institution tenants. As of September 30, 2010, the weighted average remaining term of our leases was 8.8 years and approximately 71.9% of our base revenue was derived from net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, we are focused on maximizing the value of our portfolio through strategic sales, effective and efficient property management, executing new leases and renewing expiring leases.

As of September 30, 2010, cash flow from Gramercy Realty’s portfolio, after debt service and capital requirements, is negative and is expected to remain so throughout the extended term of the Goldman Mortgage Loan, which is collateralized by approximately 195 properties held by Gramercy Realty, and the Goldman Mezzanine Loans, which are secured by the equity interest in substantially all of the entities comprising our Gramercy Realty division. The negative cash flow is primarily attributable to the Dana Portfolio, which consists of 13 office buildings and two parking facilities containing approximately 3.8 million square feet, of which approximately 2.4 million square feet is leased to Bank of America. Under the terms of that lease, which was originally entered into between Bank of America, as tenant, and Dana Commercial Credit Corporation, as landlord, as part of a larger bond-net lease transaction, Bank of America is required to make a future annual base rental payment of approximately $2,983 in January 2011 and no annual base rental payments from 2012 through lease expiration in June 2022. The 2010 rent payment of approximately $40,388 for the Dana Portfolio was prepaid by Bank of America in December 2009, so there will be no additional cash flow from this lease during 2010. Also, beginning in July 2010, under existing terms of a lease agreement with affiliates of Regions Financial Corporation, or Regions Financial, rent for approximately 570 thousand square feet declined by approximately $5,100 annually. Additionally, sustaining occupancy in our portfolio remains challenging in the current environment.

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity (within the next 12 months) requirements, including working capital, distributions, if any, debt service and additional investments, if any, consists of (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent, (v) new financings or additional securitization or CDO offerings and (vi) proceeds from additional common or preferred equity offerings.  We do not anticipate having the ability in the near term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments and proceeds from asset and loan sales to satisfy our liquidity requirements. However, we do not expect that we will be able to refinance the entire amount of indebtedness under the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their final maturity and it is unlikely that we will have sufficient capital to satisfy any shortfall. Failure to refinance or restructure the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their March 2011 maturity dates will result in a default and could result in the foreclosure of the underlying Gramercy Realty properties and/or our equity interests in the entities that comprise substantially all of our Gramercy Realty division. Such default would materially and adversely affect our business, financial condition and results of operations. A loss of the Gramercy Realty portfolio, or the lack of resolution of the Goldman Mortgage Loan and the Goldman Mezzanine Loans at or prior to maturity would trigger a substantial book loss and would likely result in our having negative book value. We continue to negotiate with our lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans and we have retained EdgeRock Realty Advisors LLC, an FTI Company, to assist in evaluating strategic alternatives for Gramercy Realty and the potential restructure of such debt. However, we and our lenders have made no significant progress in these negotiations to date. There can be no assurance of when or if we will be able to accomplish such restructuring or on what terms such restructuring would be. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, ability to make distributions to our stockholders and ability to continue as a going concern.

On October 1, 2010, we commenced a tender offer to purchase up to 4,000,000 shares of our Series A preferred stock, at a price of $15.00 per share, net to seller in cash. The tender offer expired on November 4, 2010 and 1,074,178 shares of the Series A preferred stock had been tendered and not withdrawn. At settlement, which is expected to occur on November 9, 2010, we will pay an aggregate of approximately $16,113 to acquire the tendered Series A preferred stock, which represented approximately 11.4% of the $141,625 of unrestricted cash we held at September 30, 2010. Our unrestricted cash as of September 30, 2010 included $32,428 of unrestricted cash held by Gramercy Realty, which is not currently available for general corporate purposes. While the tender offer will initially reduce the amount of our available unrestricted cash, we believe a significant reduction of the outstanding Series A preferred stock will benefit us over time by reducing the amount of cash dividend payments that we may be obligated to make in the future and may create significant additional financial flexibility for us, potentially including enhanced access to the capital markets and other sources of capital and additional flexibility to implement potential strategic initiatives.   Under the terms of the tender offer, no dividends will be paid on either the tendered or untendered shares of our Series A preferred stock. At the expiration of the tender offer, the accrued and unpaid dividends of $4,364, or $4.0625 per share of the Series A preferred stock, was eliminated for those shares validly tendered and not withdrawn.

Substantially all of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of the CDOs, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of October 2010, the most recent distribution date, our 2006 CDO was in compliance with its interest coverage and asset overcollateralization covenants. However, the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the October 2010, July 2010 and April 2010 distribution dates and our 2007 CDO failed its overcollateralization test at the August 2010, May 2010 and February 2010 distribution dates. The chart below is a summary of our CDO compliance tests as of the most recent distribution date (October 15, 2010 for our 2005 and 2006 CDOs and August 15, 2010 for our 2007 CDO):

Cash Flow Triggers	CDO 2005-1	CDO 2006-1	CDO 2007-1
Overcollateralization (1)
Current	111.37%	107.00%	94.06%
Limit	117.85%	105.15%	102.05%
Compliance margin	-6.48%	1.85%	-7.99%
Pass/Fail	Fail	Pass	Fail
Interest Coverage (2)
Current	522.37%	544.60%	N/A
Limit	132.85%	105.15%	N/A
Compliance margin	389.52%	439.45%	N/A
Pass/Fail	Pass	Pass	N/A

(1)
The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by us. To the extent a loan asset is considered a defaulted security, the asset’s principal balance is multiplied by the asset’s recovery rate which is determined by the rating agencies.

(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses solely with (i) cash on hand, (ii) sale of assets, and (iii) accessing the equity or debt capital markets, if available.

Notwithstanding the challenges which confront our company and continued volatility within the capital markets, our board of directors remains committed to identifying and pursuing strategies and transactions that could preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders. In considering these alternatives (which could include additional repurchases or issuances of our debt or equity securities or strategic sales of our assets), we expect our board of directors will carefully consider the potential impact of any such transaction on our liquidity position before deciding to pursue it. Particularly given our existing liquidity and limited projected near-term future cash flows, we expect our board of directors will only authorize us to take any of these actions if they can be accomplished on terms our board of directors finds attractive. Accordingly, there is a substantial possibility that not all such actions can or will be implemented.

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

Variable Interest Entities

Consolidated VIEs

As of September 30, 2010, the Condensed Consolidated Balance Sheet includes $2,534,423 of assets and $2,957,169 of liabilities related to four consolidated variable interest entities, or VIEs. Due to the non-recourse nature of these VIEs and other factors discussed below, our net exposure to loss from investments in these entities is limited to $2,341.

Real Estate Investments, Net

We, through our acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, on April 1, 2008, obtained a wholly-owned interest of First States Investors 801 GP II, LLC and First States Investors 801, L.P. which owns the 0.51% and 88.4% general partnership interests in 801 Market Street Holdings, L.P., or Holdings, for the purpose of owning and leasing a condominium interest located at 801 Market Street, Philadelphia, Pennsylvania. The original acquisition of the condominium interest was financed with a $42,904 non-recourse mortgage loan held by Holdings. The loan bears interest at a fixed rate of 6.17% and matures in 2013. Excluding the lien placed on the property by the mortgage lender, there are no other restrictions on the assets of Holdings. We do not have any arrangements to provide additional financial support to Holdings. Our share of the net income of Holdings totals $350 and $1,060 for the three and nine months ended September 30, 2010, respectively, and the cash flows from the real estate investment is insignificant compared to our cash flow. We manage the real estate investment and have control of major operational decisions and therefore have concluded that we are the primary beneficiary of the real estate investment.

Collateralized Debt Obligations

We currently consolidate three CDOs, which are VIEs. These CDOs invest in commercial real estate debt instruments, the majority of which we originated within the CDOs, and are financed by the debt and equity issued. We are named as collateral manager of all three CDOs. As a result of consolidation, our subordinate debt and equity ownership interests in these CDOs have been eliminated, and the Condensed Consolidated Balance Sheets reflects both the assets held and debt issued by these CDOs to third parties. Similarly, the operating results and cash flows include the gross amounts related to the assets and liabilities of the CDOs, as opposed to our net economic interests in these CDOs.

Our interest in the assets held by these CDOs is restricted by the structural provisions of these entities, and the recovery of these assets will be limited by the CDOs’ distribution provisions, which are subject to change due to non-compliance with covenants. The liabilities of the CDO trusts are non-recourse, and can generally only be satisfied from the respective asset pool of each CDO.

We are not obligated to provide any financial support to these CDOs. As of September 30, 2010, we have no exposure to loss as a result of the investment in these CDOs. Since we are the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, we have concluded that we are the primary beneficiary of the CDOs.

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

We are not obligated to provide, nor have we provided, any financial support to these entities. The majority of our securities portfolio, with an aggregate face amount of $1,231,055, is financed by our CDOs, and our exposure to loss is therefore limited to its interests in these consolidated entities described above. We have not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, we do not directly control the activities that most significantly impact the VIEs’ economic performance.

We further analyzed our investment in controlling class CMBS to determine if we are the primary beneficiary. At September 30, 2010, we owned securities of two controlling class CMBS trusts, including a non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust. The carrying value of both investments were $11,064 at September 30, 2010. The total par amounts of CMBS issued by the two CMBS trusts was $903,654.

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

Our maximum exposure to loss as a result of its investment in these CMBS trusts totaled $11,064 which equals the book value of these investments as of September 30, 2010.

Investment in Unconsolidated Joint Ventures

In April 2007, we purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. As of September 30, 2010 and December 31, 2009, the investment had a carrying value of $35,775 and $31,567, respectively. We are required to make additional capital contributions to the entity to supplement the entity’s operational cash flow needs. We are not the managing member and have no control over the decisions that most impact the economics of the entity and therefore have concluded that we are not the primary beneficiary of the VIE.

In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. As of September 30, 2010 and December 31, 2009, the investment had a carrying value of $52,194 and $45,659, respectively. We are required to make additional capital contributions to the entity to supplement the entity’s operational cash flow needs. We are not the managing member and have no control over the decisions that most impact the economics of the entity and therefore have concluded that we are not the primary beneficiary of the VIE.

Unless otherwise noted, we are not obligated to provide any financial support to these entities. Our maximum exposure to loss as a result of its investment in these entities is limited to the book value of these investments as of September 30, 2010 and any further contributions required to enable the VIEs to meet operating cash flow needs.

Real Estate Investments

In April 2008, we acquired, via a deed in lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York.  In July 2010, we acquired the remaining 60% interest in Whiteface Lodge. In connection with this acquisition, we acquired 521 fractional residential condominium units. These fractional residential condominium units are included in Other Real Estate Assets on our Condensed Consolidated Balance Sheets.

Results of Operations

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

Revenues

	2010	2009	$ Change
Rental revenue	$78,182	$79,840	$(1,658)
Investment income	40,773	42,222	(1,449)
Operating expense reimbursement	31,656	30,634	1,022
Gain on sales and other income	8,981	1,263	7,718
Total revenues	$159,592	$153,959	$5,633
Equity in net income of joint ventures	$2,006	$2,397	$(391)
Gain on extinguishment of debt	$11,703	$-	$11,703

 Rental revenue for the three months ended September 30, 2010 is primarily comprised of revenue earned on our portfolio of 898 properties owned by our Gramercy Realty division. The decrease in rental revenue of $1,658 is primarily due to accelerated amortization of lease intangibles and reduced rental income due to lease terminations and expirations primarily within our Bank of America and Wells Fargo portfolios of $1,885 which was offset by $283 of additional parking income on our Bank of America Dana portfolio.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended September 30, 2010, $25,573 was earned on fixed rate investments while the remaining $15,200 was earned on floating rate investments. The decrease of $1,449 over the prior period is primarily due to a decrease in the size of our portfolio of loans and other lending instruments, additional foreclosure activity on non-performing loans and a decline in LIBOR interest rates in 2010 compared to 2009.

 Operating expense reimbursement was $31,656 for the three months ended September 30, 2010 and $30,634 for the three months ended September 30, 2009, an increase of $1,022. The increase is due to $327 of additional reimbursements from our Bank of America Dana portfolio due to the assumption of third party tenants as part of the required space reduction by Bank of America, $837 due to a reclassification of operating expenses associated with our Bank of America lease at 101 Independence and $703 due to increased expenses on properties within our Bank of America portfolio.  The increases are partially offset by decreases of $420 related to a change of the Bank of America lease at 101 Independence from a net to a base year lease and a decrease in reimbursements due to changes in occupancy by tenants and reductions in billable property operating expenses.

Gain on sales and other income of $8,981 for the three months ended September 30, 2010 is primarily composed of revenues from our foreclosed properties of $7,524, and interest on restricted cash balances and other cash balances held by us.  For the three months ended September 30, 2009, other income is primarily composed of interest on restricted cash balances.

The income on investments in unconsolidated joint ventures of $2,006 for the three months ended September 30, 2010 represents our proportionate share of the income generated by our joint venture interests including $1,091 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $3,097. The income on investments in unconsolidated joint ventures of $2,397 for the three months ended September 30, 2009 represents our proportionate share of income generated by our joint venture interests including $1,082 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $3,479. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

During the quarter ended September 30, 2010, we repurchased, at a discount, approximately $20,000 of notes previously issued by two of our three CDOs, generating a net gain on early extinguishment of debt of $11,703.  During the quarter ended September 30, 2009, we did not repurchase any investment grade notes previously issued by our three CDOs.

Expenses

	2010	2009	$ Change
Property operating expenses	$52,741	$48,091	$4,650
Interest expense	50,911	55,935	(5,024)
Depreciation and amortization	26,652	27,228	(576)
Management, general and administrative	6,769	7,960	(1,191)
Impairment on loans held for sale and CMBS	6,730	13,551	(6,821)
Impairment on business acquisition, net	2,722	-	2,722
Provision for loan loss	10,000	205,508	(195,508)
Provision for taxes	19	88	(69)
Total expenses	$156,544	$358,361	$(201,817)

Property operating expenses for the three months ended September 30, 2010 is primarily comprised of expenses incurred on our portfolio of 898 properties owned by our Gramercy Realty division, which increased $4,650 from the $48,091 recorded in the three months ended September 30, 2009 to $52,741 recorded in the three months ended September 30, 2010. The increase is primarily attributable to expenses totaling $5,870 from foreclosed properties, a decrease of non-cash impairment charges related to properties reclassified from held-for-sale to held-for-investment during 2009 of $1,076, and cost savings initiatives related to the operations of our real estate.

Interest expense was $50,911 for the three months ended September 30, 2010 compared to $55,935 for the three months ended September 30, 2009. The decrease of $5,024 is primarily attributed to reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the three months ended September 30, 2010 compared to the three months ended September 30, 2009, as well as lower average principal balances outstanding over the same periods due to debt extinguishments, repayments using proceeds from additional cash repayments and sales of certain investments classified as held-for-sale that served as collateral for these borrowings.

We recorded depreciation and amortization expenses of $26,652 for the three months ended September 30, 2010, compared to $27,228 for the three months ended September 30, 2009. The decrease of $576 is primarily due to reduced amortization of in-place lease intangible assets related to lease terminations and expirations, and offset by increases in amortization of leasing costs and tenant improvements of $311.

Management, general and administrative expenses were $6,769 for the three months ended September 30, 2010, compared to $7,960 for the same period in 2009. The decrease of $1,191 includes lower legal and professional fees related to loan enforcement and restructurings completed during 2010.

During the three months ended September 30, 2010 and September 30, 2009, we recorded an other-than-temporary impairment of $6,730 and $1,360, respectively, due to adverse change in expected cash flows related to credit losses for three CMBS investments and one CMBS investment, respectively.  Also, during the three months ended September 30, 2009, we recorded impairment charges of $12,191 on six loans previously classified as held-for-sale.

During the three months ended September 30, 2010, we recorded a net impairment charge of $2,722 on the acquisition of the remaining 60% interest of the Whiteface Lodge.

Provision for loan loss was $10,000 for the three months ended September 30, 2010, compared to $205,508 for the three months ended September 30, 2009, a decrease of $195,508. The provision was based upon periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, illiquidity in the capital markets and a difficult operating environment.

Provision for taxes was $19 for the three months ended September 30, 2010, compared to $88 for the three months ended September 30, 2009.

 Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

Revenues

	2010	2009	$ Change
Rental revenue	$236,570	$242,078	$(5,508)
Investment income	128,831	140,014	(11,183)
Operating expense reimbursement	89,780	90,644	(864)
Gain on sales and other income	16,345	3,775	12,570
Total revenues	$471,526	$476,511	$(4,985)
Equity in net income of joint ventures	$4,870	$6,584	$(1,714)
Gain on extinguishment of debt	$19,443	$107,229	$(87,786)

Rental revenue of $236,570 and $242,078 for the nine months ended September 30, 2010 and 2009, respectively, is primarily comprised of revenue earned our portfolio of 898 properties owned by our Gramercy Realty division.  The decrease of $5,508 is related to accelerated amortization of lease intangibles and reduced rental income due to lease terminations and expiration primarily within our Bank of America and Wells Fargo portfolios in 2009 and 2010 of $8,632 and lower non-cash market lease amortization reflecting the impact of purchase price allocation adjustments finalized in the first quarter of 2009.  These are offset by $4,560 of additional rental income on our Bank of America Dana portfolio due to the assumption of third party tenants as part of the required space reduction by Bank of America and increased occupancy and contractual rent increases on our remaining portfolio.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the nine months ended September 30, 2010, $74,907 was earned on fixed rate investments while the remaining $53,924 was earned on floating rate investments. The decrease of $11,183 over the prior period is primarily due to a decrease in the size of our portfolio of loans and other lending instruments, additional foreclosure activity on non-performing loans and a decline in LIBOR interest rates in 2010 compared to 2009.

Operating expense reimbursement of $89,780 for the nine months ended September 30, 2010 and $90,644 for the nine months ended September 30, 2009, a decrease of $864.  The decrease is attributable to reduction in reimbursements by Bank of America related to space reductions or lease terminations of $459, $629 decrease related to a change of the Bank of America lease at 101 Independence from a net to a base year lease and a decrease in reimbursements due to changes in occupancy by tenants and reductions in billable property operating expenses.  The decreases are partially offset by $1,185 of reimbursements from our Bank of America Dana portfolio due to the assumption of third party tenants as part of the required space reduction by Bank of America.

Gain on sales and other income totaled $16,345 for the nine months ended September 30, 2010 compared to $3,775 for the nine months ended September 30, 2009, an increase of $12,570. The increase in other income is primarily related to revenues from properties we foreclosed on since June 2009 of $11,673 and increased termination fees of $542.

The income on investments in unconsolidated joint ventures of $4,870 for the nine months ended September 30, 2010 represents our proportionate share of the income generated by our joint venture interests including $3,251 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $8,121. The income on investments in unconsolidated joint ventures of $6,584 for the nine months ended September 30, 2009 represents our proportionate share of the income generated by our joint venture interests including $3,370 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $9,954.  Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

During the nine months ended September 30, 2010, we repurchased, at a discount, approximately $39,000 of notes previously issued by two of our three CDOs, generating a net gain on early extinguishment of debt of $19,443.  In March 2009, we entered into an amendment and compromise agreement with KeyBank, to settle and satisfy the existing loan obligations under the $175,000 unsecured facility at a discount for a cash payment of $45,000 and a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities under our CDOs.  In connection with this debt extinguishment, we recorded a gain on extinguishment of debt of $107,229.

Expenses

	2010	2009	$ Change
Property operating expenses	$147,155	$144,703	$2,452
Interest expense	151,572	179,745	(28,173)
Depreciation and amortization	80,867	84,185	(3,318)
Management, general and administrative	24,144	25,809	(1,665)
Management fees	-	7,787	(7,787)
Impairment on loans held for sale and CMBS	21,333	139,930	(118,597)
Impairment on business acquistion, net	2,722	-	2,722
Provision for loan loss	64,390	425,692	(361,302)
Provision for taxes	123	2,489	(2,366)
Total expenses	$492,306	$1,010,340	$(518,034)

Property operating expenses were $147,155 and $144,703 for the nine months ended September 30, 2010 and 2009, respectively, and increased $2,452.  The increase was attributed to increased expenses from properties we foreclosed on since June 2009 totaling $10,332 and partially offset by a decrease of non-cash impairment charges related to properties reclassified from held-for-sale to held-for-investment during 2009 of $5,543, a reduction in accruals for bad debt expense of $1,442 and cost savings initiatives related to the operations of our real estate.

Interest expense was $151,572 for the nine months ended September 30, 2010 compared to $179,745 for the nine months ended September 30, 2009. The decrease of $28,173 is primarily attributed to reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, as well as lower average principal balances outstanding over the same periods due to debt extinguishments, repayments using proceeds from additional cash repayments and sales of certain investments classified as held-for-sale that served as collateral for these borrowings.

We recorded depreciation and amortization expenses of $80,867 for the nine months ended September 30, 2010 and $84,185 for the nine months ended September 30, 2009. The decrease of $3,318 compared to the comparable period in the prior year is primarily attributable to reduced amortization of in-place lease intangible asset of $3,882 related to lease terminations and expirations and offset by increases in amortization of leasing costs and tenant improvements of $769.

Management, general and administrative expenses were $24,144 for the nine months ended September 30, 2010, compared to $25,809 for the same period in 2009. The decrease of $1,665 primarily reflects a $5,010 decrease in expense related to the costs incurred in connection with the internalization of the Manager in 2009.  The decrease was partially offset by additional costs incurred in 2010 for the salaries, benefits and other administrative costs previously borne by SL Green, costs incurred with the redemption of the remaining $52,500 of junior subordinated notes in June 2010, and higher legal and professional fees related to loan enforcement and restructurings completed during 2010.

Management fees decreased $7,787 for the nine months ended September 30, 2010.  We recorded expense of $7,787 for the nine months ended September 30, 2009, and did not record any expense for the nine months ended September 30, 2010.  The decrease is due primarily to an amendment to the amended management agreement executed in October of 2008 that reduced or eliminated certain management fee expenses. Additionally, on April 24, 2009, we completed the internalization of our management. The internalization was completed through a direct acquisition of the Manager, which was previously a wholly-owned subsidiary of SL Green. Upon completion of the internalization, all management fees and incentive management fees payable by us to the Manager were eliminated.

During the nine months ended September 30, 2010 we recorded impairment charges totaling $21,333 consisting of $19,333 of other-than-temporary impairments due to adverse change in expected cash flows related to credit losses for ten CMBS investments, a $2,000 impairment on one loan classified as held-for-sale as of September 30, 2010, and an impairment of $277 on the disposition of two CMBS investments. During the nine months ended September 30, 2009, we recorded impairment charges totaling $139,930 on ten loans classified as held-for-sale.

Provision for loan loss was $64,390 for the nine months ended September 30, 2010, compared to $425,692 for the nine months ended September 30, 2009, a decrease of $361,302. The provision was based upon periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, illiquidity in the capital markets, and a difficult operating environment.

Provision for taxes was $123 for the three months ended September 30, 2010, compared to $2,489 for the three months ended September 30, 2009.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends, if any, and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; and, to a lesser extent; (v) new financings or additional securitizations or CDO offerings; and (vi) proceeds from additional common or preferred equity offerings. We do not anticipate having the ability in the near-term to access equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, and proceeds from asset and loan sales to satisfy our liquidity requirements. However, we do not expect that we will be able to refinance the entire amount of indebtedness under the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their final maturity and it is unlikely that we will have sufficient capital to satisfy any shortfall. Failure to refinance or restructure the Goldman Mortgage Loan and the Goldman Mezzanine Loans prior to their March 2011 maturity dates will result in a default and could result in the foreclosure of the underlying Gramercy Realty properties and/or our equity interests in the entities that comprise substantially all of our Gramercy Realty division. Such default would materially and adversely affect our business, financial condition and results of operations. A loss of the Gramercy Realty portfolio or the lack of resolution of the Goldman Mortgage Loan and the Goldman Mezzanine Loans at or prior to maturity would trigger a substantial book loss and would likely result in our having negative book value. We continue to negotiate with our lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans and we have retained EdgeRock Realty Advisors LLC, an FTI Company, to assist in evaluating strategic alternatives and the potential restructure of such debt. However, we and our lenders have made no significant progress on these negotiations to date. There can be no assurance of when or if we will be able to accomplish such refinancing or on what terms such refinancing would be. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, our ability to make distributions to our stockholders and to continue as a going concern.

Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses) through cash flow from operations can be evaluated through the consolidated statement of cash flows provided in our financial statements, and will be subject to obtaining additional debt financing and equity capital.

Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of September 30, 2010 and December 31, 2009, we accrued $18,688 and $11,707, respectively, for the Series A preferred stock dividends. As a result, we have accrued dividends for eight quarters which pursuant to the terms of our charter permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full. Given our current financial condition, we do not know when or if we will pay future dividends, including accumulated and unpaid dividends on the Series A preferred stock.

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

Substantially all of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail to comply with the covenants all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of October 2010, the most recent distribution date, our 2006 CDO was in compliance with the interest coverage and asset overcollateralization covenants; however, the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO fall out of compliance. Our 2005 CDO failed its overcollateralization test at the October 2010, July 2010 and April 2010 distribution dates and our 2007 CDO failed the overcollateralization test at the August 2010, May 2010 and February 2010 distribution dates.

Notwithstanding the challenges which confront our company and continued volatility within the capital markets, our board of directors remains committed to identifying and pursuing strategies and transactions that could preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders. In considering these alternatives (which could include additional repurchases or issuances of our debt or equity securities or strategic sales of our assets), we expect our board of directors will carefully consider the potential impact of any such transaction on our liquidity position before deciding to pursue it. Particularly given our existing liquidity and limited projected near-term future cash flows, we expect our board of directors will only authorize us to take any of these actions if they can be accomplished on terms our board of directors finds attractive. Accordingly, there is a substantial possibility that not all such actions can or will be implemented.

On October 1, 2010, we commenced a tender offer to purchase up to 4,000,000 shares of our Series A preferred stock, at a price of $15.00 per share, net to seller in cash. The tender offer expired on November 4, 2010 and 1,074,178 shares of the Series A preferred stock had been tendered and not withdrawn. At settlement, which is expected to occur on November 9, 2010, we will pay an aggregate of approximately $16,113 to acquire the tendered Series A preferred stock, which represented approximately 11.4% of the $141,625 of unrestricted cash we held at September 30, 2010. Our unrestricted cash as of September 30, 2010 included $32,428 of unrestricted cash held by Gramercy Realty, which is not currently available for general corporate purposes. While the tender offer will initially reduce the amount of our available unrestricted cash, we believe a significant reduction of the outstanding Series A preferred stock will benefit us over time by reducing the amount of cash dividend payments that we may be obligated to make in the future and may create significant additional financial flexibility for us, potentially including enhanced access to the capital markets and other sources of capital and additional flexibility to implement potential strategic initiatives.   Under the terms of the tender offer, no dividends will be paid on either the tendered or untendered shares of our Series A preferred stock. At the expiration of the tender offer, the accrued and unpaid dividends of $4,364, or $4.0625 per share of the Series A preferred stock, was eliminated for those shares validly tendered and not withdrawn.

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

Cash Flows

Net cash provided by operating activities increased $40,054 to $75,372 for the nine months ended September 30, 2010 compared to cash provided by of $35,318 for same period in 2009. Operating cash flow was generated primarily by net interest income from our commercial real estate finance segment and net rental income from our property investment segment. The increase in operating cash flow for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to a decrease in operating assets and liabilities of $14,784. The decreased net loss of $416,339 is primarily attributable to the decrease of non-cash impairment charges of $130,384, a gain on extinguishment of debt of $87,786 and provision for loan loss of $361,302.

Net cash used in investing activities for the nine months ended September 30, 2010 was $42,223 compared to net cash provided by investing activities of $73,749 during the same period in 2009. The decrease in cash flow from operating activities reflects reduced sale activity of real estate for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Net cash used in financing activities for the nine months ended September 30, 2010 was $114,315 as compared to net cash used by financing activities of $149,150 during the same period in 2009. The decrease in cash used in financing activities for the nine months ended September 30, 2010 is primarily attributable to the extinguishment of our unsecured credit facility in the prior period.

Capitalization

Our authorized capital stock consists of 125 million shares, $0.001 par value, of which we have authorized the issuance of up to 100 million shares of common stock, $0.001 par value per share, and 25 million shares of preferred stock, par value $0.001 per share. As of September 30, 2010, 49,922,393 shares of common stock and 4,600,000 shares of 8.125% Series A cumulative redeemable preferred stock were issued and outstanding.

Market Capitalization

At September 30, 2010, our CDOs and mortgage loans (including the Goldman Mortgage Loan and the Goldman Mezzanine Loans) represented 96% of our consolidated market capitalization of $5,141,133 (based on a common stock price of $1.39 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2010). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

The table below summarizes secured and other debt at September 30, 2010 and December 31, 2009, including our junior subordinated debentures:

	September 30, 2010	December 31, 2009
Mortgage notes payable	$1,708,104	$1,743,668
Mezzanine notes payable	550,731	553,522
Collateralized debt obligations	2,697,928	2,710,946
Junior subordinated notes	-	52,500
Total	$4,956,763	$5,060,636
Cost of debt	LIBOR+ 2.56%	LIBOR+2.31%

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

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of September 30, 2010, 953 (including 54 properties held by an unconsolidated joint venture) of our real estate investments were encumbered with mortgages and mezzanine debt with a cumulative outstanding balance of $2,258,835. Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of September 30, 2010 and December 31, 2009, we were in covenant compliance on all of our mortgage and mezzanine loans, except that, as of September 30, 2010, we were out of debt service coverage compliance under two of our mortgage note financings. Such non-compliance does not constitute an event of default under the applicable loan agreements. Under one of the loans, the lender has the ability to restrict distributions which are limited to budgeted property operating expenses; under the other loan, the lender has the right to replace the management of the property.

Certain of our mortgage notes payable related to assets held-for-sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

Goldman Mortgage Loan

On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers, entered into the Goldman Mortgage Loan with GSCMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Loan Borrowers and GSCMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loans (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. We have accrued interest of $240 and $253, borrowings of $240,523 and $241,324 as of both September 30, 2010 and December 31, 2009, respectively.

In March 2010, we extended the maturity date of the Goldman Mortgage Loan to March 2011, and amended certain terms of the loan agreement, including, among others, (i) a prohibition on distributions from the Goldman Loan Borrowers to us, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Goldman Mortgage Loan extension term, and (iii) within 90 days after the first day of the Goldman Mortgage Loan extension term, delivery by the Goldman Loan Borrowers to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Goldman Mortgage Loan.     We continue to negotiate with our lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans. However, we and our lenders have made no significant progress in these negotiations to date. There can be no assurance of when or if we will be able to accomplish such extension or modification or on what terms such extension or modification would be.

Secured Term Loan

On April 1, 2008 First States Investors 3300 B, L.P., an indirect wholly-owned subsidiary of ours, or the PB Loan Borrower, entered into a loan agreement, the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000, or the PB Loan, in part to refinance a portion of a portfolio of American Financial’s properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 48 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. We had accrued interest of $349 and $418 and borrowings of $219,513 and $234,851 as of September 30, 2010 and December 31, 2009, respectively.

The PB Loan requires us to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

The PB Loan Agreement contains covenants relating to liquidity and tangible net worth. As of June 30, 2010 and December 31, 2009, the last testing dates, we were in compliance with these covenants.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSCMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Borrowers and GSCMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor. In August 2008, the Goldman Mezzanine Loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders and the Senior Mezzanine Loan was assigned to KBS. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR and the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. The Goldman Mezzanine Loans encumber all properties held by Gramercy Realty. We have accrued interest of $1,368 and $1,455 and borrowings of $550,731 and $553,522 as of September 30, 2010 and December 31, 2009, respectively.

In March 2010, we extended the maturity date of the Goldman Mezzanine Loan to March 2011, and amended certain terms of the Senior Mezzanine Loan agreement and the Junior Mezzanine Loan agreement, including, among others, with respect to the Senior Mezzanine Loan Agreement, (i) a prohibition on distributions from the Senior Mezzanine Loan borrowers to us, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Senior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to KBS and (iii) within 90 days after the first day of the Senior Mezzanine Loan extension term, delivery by the Senior Mezzanine Loan (capital) borrowers to KBS of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Senior Mezzanine Loan and with respect to the Junior Mezzanine Loan Agreement, (i) a prohibition on distributions from the Junior Mezzanine Loan borrower to us, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Junior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to GSMC, Citicorp and SL Green and (iii) within 90 days after the first day of the Junior Mezzanine Loan extension term, delivery by the Junior Mezzanine Loan borrower to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Junior Mezzanine Loan.  We continue to negotiate with our lenders to further extend or modify the Goldman Mortgage Loan and the Goldman Mezzanine Loans. However, we and our lenders have made no significant progress in these negotiations to date. There can be no assurance of when or if we will be able to accomplish such extension or modification or on what terms such extension or modification would be.

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

Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as debt investments are repaid or otherwise resolved. The financial statements of the Issuer of each CDO are consolidated in our financial statements. The securities originally rated as investment grade at time of issuance are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the securities originally rated as investment grade in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments. Loans and other investments are owned by the Issuers and the Co-Issuers, serve as collateral for our CDO securities, and the income generated from these investments is used to fund interest obligations of our CDO securities and the remaining income, if any, is retained by us. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for us to receive cash flow on the interests retained by us in our CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and we may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of October 2010, the most recent distribution date, our 2006 CDO was in compliance with its interest coverage and asset overcollateralization covenants; however, the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the October 2010, July 2010 and April 2010 distribution dates and our 2007 CDO failed its overcollateralization test at the August 2010, May 2010 and February 2010 distribution dates.

During the three and nine months ended September 30, 2010, we repurchased, at a discount, $20,000 and $39,000, respectively of notes previously issued by two of our three CDOs. We recorded a net gain on the early extinguishment of debt of $11,703 and $19,443 for the three and nine months ended September 30, 2010, respectively.

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

Contractual Obligations

Combined aggregate principal maturities of our CDOs, mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), unfunded loan commitments and operating leases as of September 30, 2010 are as follows:

	CDOs	Mortgage and Mezzanine Loans (1)	Interest Payments	Unfunded loan commitments (2)	Operating Leases	Total
2010 (October 1 - December 31)	$-	$7,376	$45,620	$-	$5,036	$58,032
2011	-	816,718	153,116	4,883	20,321	995,038
2012	-	80,710	145,045	-	19,975	245,730
2013	-	602,901	136,883	-	19,400	759,184
2014	-	12,883	113,901	-	18,897	145,681
Thereafter	2,697,928	725,534	311,816	-	144,731	3,880,009
Above- / Below- Market Interest	-	12,713	-	-	-	12,713
Total	$2,697,928	$2,258,835	$906,381	$4,883	$228,360	$6,096,387

(1)
Certain of our real estate assets are subject to mortgage liens. As of September 30, 2010, 710 real estate assets were encumbered with 28 mortgages with a cumulative outstanding balance of approximately $1,695,391. As of September 30, 2010, the mortgages’ balance ranged in amount from approximately $397 to $459,454 and had maturity dates ranging from approximately six months to 20 years. As of September 30, 2010, 24 of the loans had fixed interest rates ranging 5.06% to 10.29% and four variable rate loans had interest rates ranging from 1.91% to 6.26%.

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

Beginning with the third quarter of 2008, our board of directors elected to not pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As a result, we have accrued dividends for eight quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors. Given our current financial condition, we do not know when or if we will pay future dividends, including accumulated and unpaid dividends on the Series A preferred stock.

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

In connection with our initial public offering, we entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. We paid the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. In October 2008, we entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of our gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to us. We incurred expense to the Manager under this agreement of an aggregate of $0 and $7,787 for the three and nine months ended September 30, 2009, respectively.

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

Prior to the internalization, we were obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. In October 2008, the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which we were obligated to reimburse the Manager for its costs incurred thereunder from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to our CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to our CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009. Effective May 2009, we entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for our CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors. For the three and nine months ended September 30, 2010, we incurred expense of $159 and $307, respectively, pursuant to the special servicing arrangement. For the three and nine months ended September 30, 2009, we incurred expense of $617 and $868, respectively, pursuant to the special servicing arrangement.

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

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7.3 thousand square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2.3 thousand square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three and nine months ended September 30, 2010, we paid $77 and $228 under this lease, respectively. For the three and nine months ended September 30, 2009, we paid $30 and $315 under this lease, respectively.

In July 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. As of September 30, 2010 and December 31, 2009, the loan has a book value of $39,089 and $39,285, respectively.

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

In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007, the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. As of September 30, 2010 and December 31, 2009, our interest in the whole loan had a carrying value of $0 and $63,894, respectively. The investment in the whole loan was repaid at a discount in September 2010 and the mezzanine loan was repaid in full in September 2007.

In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. As of September 30, 2010 and December 31, 2009, the investment had a carrying value of $35,775 and $31,557, respectively. We recorded our pro rata share of net income of $1,224 and $3,750 for the three and nine months ended September 30, 2010, respectively. We recorded our pro rata share of net income of $1,237 and $3,750 for the three and nine months ended September 30, 2009, respectively.

In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. As of September 30, 2010 and December 31, 2009, the investment had a carrying value of $52,194 and $45,695, respectively. We recorded our pro rata share of net income of $1,481 and $4,505 for the three and nine months ended September 30, 2010, respectively. We recorded our pro rata share of net income of $1,477 and $4,493 for the three and nine months ended September 30, 2009, respectively.

Our agreements with SL Green in connection with our commercial property investments in 885 Third Avenue and 2 Herald Square contain  buy-sell provisions that can be triggered by us in the event we and SL Green are unable to agree upon a major decision that would materially impair the value of the assets. Such major decisions involve the sale or refinancing of the assets, any extensions or modifications to the leases with the tenant therein or any material capital expenditures. Such agreements also contain certain restrictions on sale or transfer of interests, including mutually applicable rights of first refusal at 90% of a third party bona fide offer price, a fair market value call option in favor of SL Green and mutually applicable qualified transferee and consent to assignment provisions.

In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, we, along with SL Green, sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of our interest in the loan back to SL Green. As of September 30, 2010 and December 31, 2009, the loan has a book value of $0. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of September 30, 2010 and December 31, 2009, the loan has a book value of $0 and $319, respectively.

In December 2007, we acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment, which is secured by an office building in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, we sold our remaining interest in the loan to an affiliate of SL Green for $16,120 pursuant to purchase rights established when the loan was acquired. The sale includes contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan. As of September 30, 2010 and December 31, 2009, the loan had a book value of $0.

In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. As of September 30, 2010 and December 31, 2009, the loan has a book value of $28,224 and $28,228, respectively.

In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. As of September 30, 2010 and December 31, 2009 the loan has a book value of $9,920 and $9,926, respectively.

In September 2008, we closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of September 30, 2010 and December 31, 2009, the loan has a book value of $27,783 and $29,925, respectively.

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

FFO for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) available to common stockholders	$4,814	$(203,116)	$(13,238)	$(428,549)
Add:
Depreciation and amortization	28,254	29,328	86,047	92,456
FFO adjustments for unconsolidated joint ventures	1,091	1,082	3,251	3,370
Less:
Non real estate depreciation and amortization	(1,918)	(2,450)	(6,039)	(8,098)
Gain on sale of real estate	(11,692)	(3,020)	(13,083)	(4,974)
Funds from operations	$20,549	$(178,176)	$56,938	$(345,795)

Funds from operations per share - basis	$0.41	$(3.57)	$1.14	$(6.94)

Funds from operations per share - diluted	$0.41	$(3.57)	$1.14	$(6.94)

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

•     our ability to extend or restructure the terms of our Gramercy Realty mortgage and mezzanine loan obligations;

•     our ability to comply with financial covenants in our debt instruments, but specifically in our loan agreement with PB Capital Corporation;

•     the adequacy of our cash reserves, working capital and other forms of liquidity;

•     maintenance of our liquidity needs, including as required to meet balloon debt payments and any distributions required to maintain REIT status;

•     reduced liquidity resulting from the tender offer of our Series A preferred stock;

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

•     our ability to maintain compliance with overcollateralization and interest coverage tests in our 2006 CDO;

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

•     our ability to profitably dispose of non-core assets;

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

•     our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes and qualify for our exemption under the Investment Company Act, our operating partnership's ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as TRSs for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

We rely on the credit and equity markets to finance and grow our business. Despite signs of improvement, market conditions remain significantly challenging, and offer us few, if any, attractive opportunities to raise new debt or equity capital, particularly while our efforts to extend or restructure the Goldman Mortgage Loan and Goldman Mezzanine Loans remain ongoing. In this environment, we are focused on extending or restructuring Gramercy Realty’s $240,523 Goldman Mortgage Loan and $550,731 of Goldman Mezzanine Loans, actively managing portfolio credit, generating liquidity from existing assets, accretively investing repayments in loan and CMBS investments, executing new leases and renewing expiring leases. Nevertheless, we remain committed to identifying and pursuing strategies and transactions that could preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders.

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

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100bps	$(5,478)
+200bps	$(10,511)
+300bps	$(15,017)

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

GRAMERCY CAPITAL CORP.

Dated: November 5, 2010	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)