Form 10-K
period 2010-12-31
GRAMERCY CAPITAL CORP
filed 2011-09-23
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(212) 297-1000

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Series A Cumulative Redeemable Preferred Stock, $0.001 Par Value	New York Stock Exchange New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 22, 2011, there were 50,517,365 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant (43,686,810 shares) at June 30, 2010, was $55,045,381. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange, which was $1.26 per share.

GRAMERCY CAPITAL CORP.
FORM 10-K

10-K PART AND ITEM NO.

i

ITEM 1. BUSINESS

General

Gramercy Capital Corp. is a self-managed, integrated commercial real estate finance and property management and investment company. On April 1, 2008, we completed the acquisition of American Financial Realty Trust (NYSE: AFR), or American Financial, in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financial’s secured debt.

Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities.

Our property management and investment business, which operates under the name Gramercy Realty, historically focused on the acquisition and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are for the most part deposit taking commercial banks, thrifts and credit unions, which we generally refer to as “banks.” Our portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wells Fargo Bank National Association (formerly Wachovia Bank, National Association), or Wells Fargo Bank, Regions Financial Corporation, or Regions Financial, and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks.

In September 2011, we entered into a collateral transfer and settlement agreement, or Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to Gramercy Realty’s senior mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s $240.5 million mortgage loan, or the Goldman Mortgage Loan, and Gramercy Realty’s $549.7 million senior and junior mezzanine loans, or the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty’s assets on behalf of such mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to those agreements, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third-party manager of commercial properties. The scale of Gramercy Realty’s revenues will decline substantially as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, our total assets and liabilities are expected to decline. If the transfer had happened as of December 31, 2010, our assets would have declined from approximately $5.5 billion to approximately $2.8 billion and our liabilities would have declined from approximately $6.0 billion to approximately $2.9 billion. Our consolidated financial statements would have reflected significant liquidity including cash and cash equivalents of approximately $185.8 million and we would have no recourse debt obligations outstanding. We anticipate all transfers under the Settlement Agreement to be completed by December 15, 2011. After all transfers are complete, we expect to own a portfolio of commercial real estate with an aggregate book value of approximately $108.5 million, in addition to approximately $1.2 billion of loan investments, approximately $1.0 billion of CMBS, and approximately $463.1 million in other assets, based on our Consolidated Balance Sheet as of December 31, 2010.

During 2010, we recorded impairment charges totaling $912.1 million in continuing operations to reduce the carrying value of 692 properties to estimated fair value. All of the impaired properties are part of the Gramercy Realty portfolio and serve as collateral for the Goldman Mezzanine Loans. Substantially all of the impaired properties will be transferred to the mezzanine lenders pursuant to the Settlement Agreement. As a result of recording these impairments, our total stockholders’ equity, or book equity, is negative $493.9 million as of December 31, 2010 as compared to a positive book equity balance of $566.2 million as of December 31, 2009. The carrying value of liabilities associated with the impaired properties has not been adjusted and remained outstanding as of December 31, 2010. As of December 31, 2010, the liabilities of the impaired properties exceed the carrying value of the assets and accordingly, the subsequent transfer of assets and liabilities pursuant to the Settlement Agreement will generate gains as the carrying values of such liabilities are reduced to $0, which in turn will reduce our negative book equity balance. After all transfers under the Settlement Agreement are complete, which we anticipate will occur by December 15, 2011, we expect that stockholders’ equity will remain negative, however, such negative balance will be substantially lower than the negative $493.9 million balance presented on the December 31, 2010 balance sheet.

Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions through which our commercial real estate finance and property management and investment businesses are conducted.

At December 31, 2010, we owned approximately 25.3 million net rentable square feet of commercial real estate in 36 states and the District of Columbia with an aggregate book value of approximately $2.6 billion, in addition to $1.1 billion of loan investments, $1.0 billion of CMBS, and $731.4 million in other assets. As of December 31, 2010, approximately 48.0% of our assets were comprised of commercial property, 20.4% of debt investments, 18.3% of commercial mortgage real estate securities and 13.3% of other assets.

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2010, we had 135 employees. We can be contacted at (212) 297-1000. We maintain a website at www.gkk.com. On our website, you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. You can also read and copy materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

Corporate Structure

We were formed in April 2004 as a Maryland corporation and we completed our initial public offering in August 2004. We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our finance business primarily through two private real estate investment trusts, or REITs, Gramercy Investment Trust and Gramercy Investment Trust II, and our commercial real estate investment and property management business through GKK Stars Acquisition LLC and various other wholly owned entities. The chart below summarizes the organizational structure of these entities as of December 31, 2010:

Prior to the internalization of our management in April 2009, we were externally managed and advised by GKK Manager LLC, or the Manager, then a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green, which owned approximately 10.7% of the outstanding shares of our common stock as of December 31, 2010 and is our largest stockholder. On April 24, 2009, we completed the internalization of our management through the direct acquisition of the Manager from SL Green. As a result of the internalization, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and we added 77 former employees of the Manager to our own staff.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent we distribute our taxable income, if any, to our stockholders. We have in the past established, and may in the future establish, taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.

Unless the context requires otherwise, all references to “Gramercy,” “the Company,” “we,” “our,” and “us” in this annual report mean Gramercy Capital Corp., a Maryland corporation, and one or more of its subsidiaries, including our Operating Partnership.

Business and Strategy

During 2010, we remained focused on improving our consolidated balance sheet by reducing leverage, generating liquidity from existing assets, actively managing portfolio credit, accretively re-investing repayments from our loan and CMBS investments and renewing expiring leases.

In December 2010, we closed on the sale of certain investments to SL Green, including our 45% joint venture interests in the leased fee at 885 Third Avenue and 2 Herald Square, the entire leased fee interest in 292 Madison Avenue and a $38.7 million mezzanine loan secured by equity interests in 601 West 26th Street, New York, NY, also known as the Starrett-Lehigh Building, for an aggregate price of $390.8 million, including the assumption of $265.6 million of mortgage debt. Net of associated costs and including the release of approximately $6.0 million posted as cash collateral for related letters of credit, these transactions increased our unrestricted corporate liquidity by approximately $89.9 million and increased our restricted cash in one of our collaterized debt obligations, or CDOs, by approximately $38.9 million.

In November 2010, we completed a tender offer for approximately 23.4% of the outstanding shares of our Series A cumulative redeemable preferred stock, or Series A preferred stock, or 1,074,178 shares, at $15.00 per preferred share. Subsequent to the tender, 3,525,822 shares remain outstanding. Net of expenses, the tender offer used approximately $16.6 million of unrestricted cash and resulted in the extinguishment of accrued preferred stock dividends of approximately $4.4 million for no additional proceeds. The excess of the carrying amount of tendered Series A preferred stock over the consideration resulted in an increase in book value to the common stockholders of approximately $13.7 million.

In June 2010, we redeemed the remaining $52.5 million of junior subordinated notes liabilities by transferring to the holders of the junior subordinated notes an equivalent par value amount of various classes of bonds issued by our CDOs which were previously purchased by us in the open market and cash equivalents of $5.0 million. This redemption eliminated the liability for our junior subordinated notes from our consolidated financial statements, which had an original balance of $150.0 million. Additionally, during 2010, we repurchased $39.0 million of CDO bonds previously issued by two of our three CDOs, generating gains on early extinguishment of debt of approximately $19.4 million.

As a result of these and other transactions executed during the year, we increased our unrestricted cash on our balance sheet during the year by approximately $82.5 million to $220.8 million at December 31, 2010, increased restricted cash available for portfolio investments within two of our three CDOs by approximately $63.1 million to approximately $90.0 million at December 31, 2010 and reduced our secured and other debt by approximately $187.9 million to approximately $4.9 billion at December 31, 2010.

We also sought to extend or restructure the Goldman Mortgage Loan with Goldman Sachs Mortgage Company, or GSMC, Citicorp North America, Inc., or Citicorp, and SL Green and the Goldman Mezzanine Loans with KBS Real Estate Investment Trust, Inc., or KBS, GSMC, Citicorp and SL Green. The Goldman Mortgage Loan is collateralized by approximately 195 properties held by Gramercy Realty and the Goldman

Mezzanine Loans are collateralized by the equity interest in substantially all of the entities comprising our Gramercy Realty division, including its cash and cash equivalents totaling $35.0 million of our unrestricted cash as of December 31, 2010. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans in March 2011, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions failed. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to the mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of Gramercy Realty’s assets on behalf of such mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, our total assets and liabilities are expected to decline substantially.

Property Management and Investment

Our property management and investment business operates under the name Gramercy Realty. It historically focused on the acquisition and/or management of commercial properties primarily leased on a long-term basis to regulated financial institutions and affiliated users throughout the United States. The Gramercy Realty portfolio of bank branches and office buildings is leased to large banks such as Bank of America, Wells Fargo Bank, Regions Financial and Citizens Financial and to mid-sized and community banks. Summarized in the table below are our key property portfolio statistics as of December 31, 2010:

	Number of Properties		Rentable Square Feet		Occupancy
Properties(1)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Branches	571	583	3,689,190	3,726,399	84.4%	85.5%
Office Buildings	321	324	21,613,441	21,847,249	82.3%	85.9%
Land	2	6	—	—	—	—
Total	894	913	25,302,631	25,573,648	82.6%	85.9%

(1)	Excludes investments in unconsolidated joint ventures. Approximately 872 properties, of which 54 properties are held by an unconsolidated joint venture, comprising approximately 20.9 million rentable square feet, or the Lender Portfolio, are expected to be subject to the Settlement Agreement and ownership will be transferred to Gramercy Realty’s mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of the properties on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In addition, our Dana portfolio, which consists of 15 properties comprising approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. We will continue to manage the Lender Portfolio.

Gramercy Realty’s investment strategy was to acquire, operate and selectively dispose of commercial properties leased to investment-grade financial services companies for the purpose of generating stable earnings, substantial depreciation expense to shield us from taxes and the distribution requirements of earnings, and the potential for long-term capital appreciation in the value of the underlying real estate. After the transition, Gramercy Realty will also provide property and asset management services for the lender portfolio.

Gramercy Realty seeks to capitalize on its knowledge of the market for bank branches and office properties occupied by financial institutions by applying a proactive approach to leasing, which includes: (i) identifying the most attractive and efficient use of vacant or low occupancy properties; (ii) renegotiating short-term leases to achieve longer lease terms at market rates; (iii) using market research; and (iv) utilizing a broad network of third-party brokers. Gramercy Realty has in the past provided tenants who lease multiple properties with specialized lease structures such as substitution, relocation and early termination rights, rent step-downs and in some cases, shorter lease terms in selected properties within a portfolio.

Gramercy Realty seeks to apply a customer-focused, hands-on approach to asset and property management, which includes: (i) focusing on tenant satisfaction by providing quality tenant services at affordable rental rates; (ii) hiring and closely overseeing third party property managers; and (iii) imposing strict return-on-investment procedures when evaluating capital expenditures, acquisitions, and dispositions.

Gramercy Realty typically and historically entered into long-term leases with financial institution tenants. As of December 31, 2010, the weighted average remaining term of our leases was 8.5 years and approximately 70.6% of our base revenue was derived from triple-net and bond-net leases.

In September 2011, we entered into an asset management arrangement upon the terms and conditions set forth in the Settlement Agreement, or Interim Management Agreement, to provide for our continued management of the lender portfolio through December 31, 2013 for a fixed fee of $10.0 million annually, the reimbursement of certain costs and incentive fees equal to 10.0% of the excess of the equity value, if any, of the transferred collateral over $375.0 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Threshold Value Participation, and 12.5% of the excess equity value, if any, of the transferred collateral over $468.5 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Excess Value Participation. The minimum amount of the Threshold Value Participation equals $3.5 million. The Threshold Value Participation and the Excess Value Participation will be valued and paid following the earlier of December 13, 2013, subject to extension to no later than December 31, 2015, or the sale by KBS of at least 90% (by value) of the transferred collateral. Under the terms of the Interim Management Agreement, we do not forfeit our incentive fee rights unless we resign as manager or are terminated as manager for cause and, with respect to the Excess Value Participation, in the event of a Failure to Agree Termination (as defined below). The Interim Management Agreement may be terminated by either party without cause 90 days following written notice; however, any notice of termination given by us cannot be effective until December 31, 2011 at the earliest. Notwithstanding the foregoing, we have agreed with KBS to promptly commence and diligently seek to negotiate a full and complete management services agreement by no later than March 31, 2012. If the parties do not execute a mutually acceptable asset management services agreement prior to March 31, 2012, a Failure to Agree Termination shall be effectuated and the Interim Management Agreement shall automatically terminate on June 30, 2012, without liability or a penalty of any kind, except for our loss of the Excess Value Participation.

Commercial Real Estate Finance

Our commercial real estate finance business operates under the name Gramercy Finance. We invest in a diversified portfolio of real estate loans, including whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, CMBS and preferred equity involving commercial properties throughout the United States. As of December 31, 2010, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, and eight interests in real estate acquired through foreclosures. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken. In 2010, we engaged in a relatively small amount of new investment activity. In 2010, we had focused primarily on the asset management of our existing portfolio of real estate loans and CMBS.

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

We attempt to actively manage and maintain the credit quality of our portfolio by using our management team’s expertise in structuring and repositioning investments to improve the quality and yield on managed investments. When investing in higher leverage transactions, we use guidelines and standards developed and employed by senior management, including the underwriting of collateral performance and valuation, reviewing the creditworthiness of the equity investors, securing additional forms of collateral and developing strategies to increase the likelihood of repayment. If defaults occur, we employ our asset management resources to mitigate the severity of any losses and seek to optimize the recovery from assets in the event that we foreclose upon them.

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

Our commercial real estate finance investments include the following:

Whole Loans — We originate or have originated fixed-rate, permanent whole loans with terms of up to 15 years. We may separate certain of these loans into tranches, which can be securitized and resold. When we do so, we occasionally retain that component of the whole loan that we believe has the most advantageous risk-adjusted returns. The retained interest can be the senior interest, a subordinate interest, a mezzanine loan or a preferred equity interest created in connection with such whole loan origination. At origination, our whole loans typically had last-dollar loan-to-value ratios between 65% and 75%. The initial stated maturity of our whole loan investments range from five years to 15 years. We may sell these investments prior to maturity.

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

Subordinate Interests in Whole Loans — We purchase or have purchased from third parties, and may retain from whole loans we originate and co-originate and securitize or sell, subordinate interests in whole loans. Subordinate interests are participation interests in mortgage notes or loans secured by a lien subordinated to a senior interest in the same loan. The subordination is generally evidenced by a co-lender or participation agreement between the holders of the related senior interest and the subordinate interest. In some instances, the subordinate interest lender may additionally require a security interest in the stock or partnership interests of the borrower as part of the transaction. When we originate whole loans, we may divide them, and securitize or sell the senior interest and keep a subordinate interest for investment, or the opposite.

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

Mezzanine Loans — We acquire and originate, or have acquired or originated mezzanine loans that are senior to the borrower’s equity in, and subordinate to a mortgage loan, on a property. These loans are secured by pledges of ownership interests, typically in whole but occasionally in part (but usually with effective sole control over all the ownership interests), in entities that directly or indirectly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees, or collateral unrelated to the property. We typically structure our mezzanine loans to receive a stated coupon (benchmarked usually against LIBOR, or occasionally against a Treasury index or a swap index). We may in certain select instances structure our mezzanine loans to receive a stated coupon plus a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property.

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

Commercial Mortgage-Backed Securities (CMBS) — We acquire, or have acquired, CMBS that are created when commercial loans are pooled and securitized. CMBS are secured by or evidenced by ownership interests in a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. We expect a majority of our CMBS to be rated by at least one rating agency. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income to make specified interest and principal payments on such tranches. Losses and other shortfalls on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled.

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

Expected maturities of our CMBS investments range from several months to up to 15 years. We designate our CMBS investments as held to maturity or available for sale, on the date of acquisition of the investment. CMBS securities that we do not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale.

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

The aggregate carrying values, allocated by product type and weighted average coupons of our loans, and other lending investments and CMBS investments as of December 31, 2010 and December 31, 2009, were as follows (dollars in thousands):

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR(2)
	2010	2009	2010	2009	2010	2009	2010	2009
Whole loans, floating rate	$659,095	$830,617	58.7%	60.2%	—	—	330 bps	454 bps
Whole loans, fixed rate	132,268	122,846	11.8%	8.9%	7.16%	6.89%	—	—
Subordinate interests in whole loans, floating rate	75,066	76,331	6.7%	5.5%	—	—	297 bps	246 bps
Subordinate interests in whole loans, fixed rate	46,468	44,988	4.1%	3.2%	6.01%	7.46%	—	—
Mezzanine loans, floating rate	152,349	190,668	13.5%	13.7%	—	—	754 bps	577 bps
Mezzanine loans, fixed rate	48,828	85,898	4.3%	6.2%	12.69%	8.08%	—	—
Preferred equity, floating rate	5,224	28,228	0.5%	2.0%	—	—	350 bps	1,064 bps
Preferred equity, fixed rate	4,230	4,256	0.4%	0.3%	7.25%	7.23%	—	—
Subtotal/Weighted average	1,123,528	1,383,832	100.0%	100.0%	8.09%	7.39%	400 bps	476 bps
CMBS, floating rate	50,798	67,876	5.1%	6.9%	—	—	394 bps	254 bps
CMBS, fixed rate	954,369	916,833	94.9%	93.1%	8.37%	7.84%	—	—
Subtotal/Weighted average	1,005,167	984,709	100.0%	100.0%	8.37%	7.84%	394 bps	254 bps
Total	$2,128,695	$2,368,541	100.0%	100.0%	8.32%	7.74%	400 bps	463 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses and other adjustments.
(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

The percentage of non-performing loans and sub-performing loans were as follows (dollars in thousands):

	Number of Investments	Unpaid Principal Balance	Carrying Value	Weighted Average Last Dollar Loan to Value(1)	Non-performing	Sub-performing
Whole loans	29	$917,065	$791,363	69.4%	—	1.7%
Subordinate interests in whole loans	9	181,640	121,534	67.6%	—	—
Mezzanine loans	12	254,129	201,177	75.6%	—	4.9%
Preferred equity	2	60,668	9,454	78.6%	—	—
Total	52	$1,413,502	$1,123,528	70.7%	—	2.1%

(1)	Loan to Value is based upon appraised value at the date of origination. Interest only strips have no appraised value for the calculation.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for our 2005 and 2006 CDOs expired in July 2010 and July 2011, respectively, and will expire for our 2007 CDO in August 2012. In the past, our ability to reinvest has been instrumental in maintaining compliance with the overcollateralization and interest coverage tests for our CDOs. Following the conclusion of the reinvestment period in one of our CDOs, our ability to maintain compliance with such tests for that CDO will be negatively impacted.

As of December 31, 2010, Gramercy Finance also held interests in one CTL investment and eight interests in real estate acquired through foreclosures.

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

Gramercy Realty properties subject to long-term remaining lease terms were typically financed with long-term, fixed rate mortgage loans issued by life insurance companies or other institutional lenders. However, we had entered into relatively short-term borrowing arrangements to acquire American Financial, such as the Goldman Mortgage Loan and Goldman Mezzanine Loans which are described more fully in Note 9 to the Consolidated Financial Statements. For funding in our Gramercy Finance business, we have historically utilized securitization structures, including CDOs, as well as other match-funded financing structures. Our CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as CMBS, bridge loans, permanent loans, subordinate interests in whole loans and mezzanine loans. In our CDOs, the assets are owned via sale, assignment or participation by the issuer and co-issuer of the applicable CDO and subject to trustee oversight for the benefit of the holders of the bonds. The bonds were rated by one or more rating agencies. One or more classes of the bonds were marketed to a wide variety of fixed income investors, which enabled us to achieve a relatively low cost of long-term financing. CDOs were a suitable long-term financing vehicle for our investments because they enabled us to maintain our strategy of funding substantially all of our assets and related liabilities using the same, or similar, LIBOR benchmark, lock-in a long-term cost of funds tied to LIBOR, and reduced the risk that we have to refinance our liabilities prior to the maturities of our investments.

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

We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our portfolio of commercial real estate loans and CMBS investment portfolio. It is unlikely that in the near term we will be able to issue liabilities similar to our existing CDOs. In 2010, the capital markets environment remained difficult for us with limited, if any, availability of new debt or equity capital. Our stock price remained low and we currently have limited, if any, availability to the public or private equity capital markets. In this environment, we have sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing our loan portfolio to encourage repayments, as well as reducing capital and overhead expenses and as a result, have engaged in limited new investment activity, other than reinvestment of available restricted cash with our CDOs.

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

Origination

We utilize an extensive national network of relationships with property owners, developers, mortgage loan brokers, commercial and investment banks and institutional investors. We may originate investments in direct transactions with borrowers, we co-originate with or acquire existing assets from third parties, primarily financial institutions and we may occasionally co-invest with other institutional partners.

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

For debt investments at Gramercy Finance, additional key factors that are considered in credit decisions include, but are not limited to, debt service coverage, loan-to-value ratios and property and financial operating performance. Consideration is also given to other factors such as the experience, financial strength, reputation and investment track record of the borrower and individual sponsors, additional forms of collateral and identified likely strategies to effect repayment. Once diligence is completed, we determine the level in the capital structure at which an investment will be made, the pricing for such an investment, and the required legal and structural protections.

Asset Management

Our leasing and asset management group within Gramercy Realty is organized by geographic region and provides: tenant relationship management, leasing, operations, property management, lease administration, property accounting and construction management. Regional heads are primarily accountable for the profitability and investment performance of their portfolios, and have control over income statements and capital expenditures, subject to oversight and approval of senior management. To the extent that we provide asset management services for third-party property owners, we provide such services in consultation with and at the direction of such owners. Our approach is intended to provide greater control over operations, capital expenditures, and return on investment.

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

Operating Policies

Investment and Borrowing Guidelines

We operate pursuant to the following general guidelines for our investments and borrowings:

•	no investments are made that we believe would cause us to fail to qualify as a REIT;
•	no investments are made that we believe would cause us to be regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act;
•	substantially all assets and investments are financed in whole or in part through mortgages, securitization, syndication and secured borrowings, and assets intended for inclusion in traditional securitization transactions will be hedged, where possible, against movements in the applicable swap yield through customary techniques;
•	we engage an outside advisory firm to assist in executing and monitoring hedges, advising management on the appropriateness of such hedges, and establishing the appropriate tax and accounting treatment of our hedges; and
•	we will not co-invest with SL Green or any of its affiliates unless the terms of such transaction are approved by a majority of our independent directors.

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

Future Revisions in Policies and Strategies

Our board of directors has the power to modify or waive our investment guidelines, policies and strategies. Among other factors, developments in the market that either affects the policies and strategies mentioned herein or that change our assessment of the market may cause our board of directors to revise our investment guidelines, policies and strategies.

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

The Real Estate segment includes substantially all of our activities related to the ownership, property management, investment and leasing of commercial real estate. We have an integrated asset management platform within Gramercy Realty to consolidate responsibility for, and control over, leasing, lease administration, property management, operations, construction management, tenant relationship management and property accounting. To the extent that we provide asset management services for third-party property owners, we provide such services in consultation with and at the direction of such owners.

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

Segment revenue and profit information is presented in Note 21 to the Consolidated Financial Statements.

Employees

As of December 31, 2010, we had 135 employees. Our employees are not represented by a collective bargaining agreement.

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

Our internet site is http://www.gkk.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Investor Relations —  Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Investment Company Act Exemption

We have conducted our operations and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are a number of exclusions or exemptions under the Investment Company Act that may be applicable to us. We will either be excluded from the definition of an investment company under Section 3(a)(1)(C) of the Investment Company Act, by owning or proposing to acquire “investment securities” having a value not exceeding 40% of the value of the our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or by qualifying for the exclusions from registration provided by Sections 3(a)(1)(A), 3(c)(5)(C) and/or 3(c)(6) of the Investment Company Act. We will monitor our portfolio periodically and prior to each acquisition to confirm that we continue to qualify for the relevant exclusion or exemption.

Qualifying for the Section 3(c)(5)(C) exemption requires that at least 55% of our portfolio be comprised of “qualifying assets,” and a total of at least 80% of our portfolio be comprised of “qualifying assets” and “real estate-related assets,” a category that includes qualifying assets. We generally expect whole mortgage loans, real property investments, and Tier 1 mezzanine loans to be qualifying assets, in each case meeting certain qualifications based on SEC staff no-action letters. Substantially all of the commercial properties owned in our Gramercy Realty segment are considered to be “real estate-related assets.” The treatment of distressed debt securities as qualifying assets is based on the characteristics of the particular type of loan, including its foreclosure rights. Although SEC staff no-action letters have not specifically addressed the categorization of these types of assets, we believe junior (first loss) interests in CMBS pools may constitute qualifying assets under Section 3(c)(5)(C), provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool.

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

Qualification for the Section 3(a)(1)(C), Section 3(c)(5)(C) and/or Section 3(c)(6) exclusions or exemptions may limit our ability to make certain investments. No assurance can be given that the SEC staff will concur with our classification of our assets, or that the SEC staff will not, in the future, issue further guidance that may require us to reclassify those assets for purpose of qualifying for an exemption or exclusion from regulation under the Investment Company Act. To the extent that the staff of the SEC provides more specific guidance regarding any of the matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. Any additional guidance from the staff of the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

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

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in the building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos- containing materials and potential asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potential asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos-containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our senior management’s focus on the Goldman Mortgage Loan and the Goldman Mezzanine Loans has and may continue to adversely affect us.

As discussed throughout this Annual Report on Form 10-K, we sought to extend or restructure Gramercy Realty’s $240.5 million Goldman Mortgage Loan, and $549.7 million Goldman Mezzanine Loans. In September 2011, we negotiated an agreement for an orderly transition of all or substantially all of Gramercy Realty’s assets to the mezzanine lenders, a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty’s assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees. The terms of such an agreement provide for transfer of assets commencing at execution and continuing through an outside transfer date of December 15, 2011. Focus on this effort has and could continue to adversely affect our operations in a number of ways, including the risks that such activities could, among other things:

•	disrupt operations and distract management;
•	fail to successfully achieve the expected benefits;
•	be time consuming and expensive and result in the loss of business opportunities;
•	subject us to litigation;
•	result in increased difficulties due to uncertainties regarding our future operations; and
•	cause the trading price of our common and preferred stock to decrease and/or to be highly volatile.

Focus on recapitalizing our Company may reduce new investment activity.

Subsequent to the execution of the Settlement Agreement with respect to Gramercy Realty, our board of directors continues to explore various means by which we might improve our position and thereby potentially create value for our stockholders, and has created a special committee to evaluate strategic alternatives. The committee is authorized to engage a financial adviser to assist in this process. It is not possible to predict whether or when any such actions can or will be implemented. During this period, it is possible that new investment activity may be limited, other than reinvestment of available restricted cash within our CDOs. A reduction in new investment activity may have an adverse effect on our investment income and our net income available to stockholders.

A negative book equity balance may impair our ability to raise new debt or equity capital.

In September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to the mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of Gramercy Realty’s assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees. During 2010, we recorded impairment charges totaling $912.1 million in continuing operations to reduce the carrying value of 692 properties to estimated fair value. All of the impaired properties serve as collateral for the Goldman Mezzanine Loans and are part of the Gramercy Realty portfolio. As a result of recording these impairments, our book equity balance is negative as of December 31, 2010 and although the negative balance will improve as Gramercy Realty’s assets are transferred and the corresponding liabilities are removed from our balance sheet in connection with the Settlement Agreement, we expect that stockholders’ equity will remain negative after all transfers are complete. The capital markets may have a negative perception of our long-term and short-term financial prospects due to a negative book equity balance and accordingly, our ability to raise new debt or equity capital could be impaired.

Liquidity in the capital markets is essential to our businesses and future growth and we rely on external sources to finance a significant portion of our operations. We have limited liquidity and we may be required to pursue certain measures in order to maintain or enhance our liquidity.

Liquidity is essential to our business and our ability to operate and grow and to fund existing obligations. A primary source of liquidity for us has been the equity and debt capital markets, including issuing common equity, perpetual preferred equity and trust preferred securities. We depend on external financing to fund the growth of our business mainly because, as a REIT, we are required under the Internal Revenue Code to distribute 90% of our taxable income to our stockholders, including taxable income where we do not receive corresponding cash. Our access to equity or debt financing depends on the willingness of third parties to make equity investments in us and provide us with corporate or asset level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry have at times historically experienced limited availability of capital, and new capital sources may not be available on acceptable terms, if at all. Our ability to raise capital could be impaired if the capital markets have a negative perception of our long-term and short-term financial prospects or the prospects for mortgage REITs and the commercial real estate market generally. We cannot be certain that sufficient funding or capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient funding on acceptable terms, or at all, we will not be able to operate and/or grow our business, which would likely have a negative impact on the market price of our common stock and our ability to make distributions to our stockholders. In such an instance, a lack of sufficient liquidity would have a material adverse impact on our operations, cash flow, financial condition and our ability to continue as a going concern.

As of December 31, 2010, excluding the $35.0 million of cash within our Gramercy Realty division, our unrestricted cash balance was $185.8 million. We currently do not have a corporate credit facility to draw against for liquidity purposes.

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

The terms of our CDOs include certain overcollateralization and interest coverage tests, which are used primarily to determine whether and to what extent principal and interest paid on the debt securities and other assets that serve as collateral underlying the CDOs may be used to pay principal and interest on the various classes of notes payable issued by the CDOs. If any of the various CDO tests are not satisfied, distributions that we currently receive with respect to our equity interests in the CDOs, interest and principal payments that we currently receive on certain of the tranches of CDO notes that we hold, as well as the subordinate management fees that we currently receive, will instead be redirected to pay principal on certain senior tranches of CDO notes that are not held by us. Because a material portion of our operating cash flow in 2010 came from our 2006 CDO, failure to satisfy the CDO tests could materially and adversely affect our liquidity and net cash flows. Our 2007 CDO failed its overcollateralization tests beginning with the November 2009 distribution date and our 2005 CDO failed its overcollateralization tests beginning with the April 2010 distribution date. We do not expect the 2007 CDO to regain compliance in 2011. Although our 2006 CDO was in compliance with its CDO tests as of December 31, 2010 and as of the July 2011 distribution date, and our 2005 CDO regained compliance with its CDO tests as of the July 2011 distribution date, the compliance margin was thin and relatively small declines in performance and credit metrics could cause the CDOs to fall out of compliance in the future. We cannot be certain that the CDO tests will continue to be satisfied and that we will continue to receive cash flows relating to our CDOs in the future. If the cash flow from our 2005 and 2006 CDOs is redirected, our business, financial condition, results of operations and our ability to continue as a going concern would be materially and adversely affected.

Apart from overcollateralization and interest coverage tests, the operative documents for the CDOs provide for certain events of default, the occurrence of which would entitle a senior class or classes of notes payable to accelerate the notes payable of such CDO and, depending upon the circumstances, require a liquidation of the collateral under then-current market conditions, which could result in higher levels of losses on the collateral and the notes payable of such CDO than might otherwise occur.

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

We have historically utilized a significant amount of debt to finance our portfolios of debt investments and real estate investments, which may subject us to an increased risk of loss, adversely affecting the return on our investments and reducing cash available for distribution.

We have historically utilized a significant amount of debt to finance our operations, which can compound losses and reduce the cash available for distributions to our stockholders. We historically leveraged our portfolios through the use of securitizations, including the issuance of CDOs, mortgage and mezzanine borrowings and other borrowings. The leverage we employ varies depending on our ability to obtain financing, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolios and our ability to meet ongoing covenants related to our asset mix and financial performance. Currently, neither our charter nor our bylaws impose any limitations on the extent to which we may leverage our assets. Substantially all of our loans and other lending investments and CMBS are pledged, as collateral for our secured borrowings under our CDOs. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire. For example, we have purchased, and may purchase in the future, both subordinate classes of bonds and certain investment grade classes of bonds in our CDOs which represent leveraged investments in the collateral debt securities and other underlying assets. The use of leverage through such CDOs creates the risk for the holders of these classes of bonds of increased exposure to losses on a leveraged basis as a result of defaults with respect to such collateral debt securities. As a result, the occurrence of defaults with respect to only a small portion of the collateral debt securities could result in the complete loss of the investment of the holders of the subordinate classes of bonds and defaults with respect to larger or a material portion of the collateral debt securities could result in complete or partial losses of the investment of the holders of certain investment grade classes of bonds.

Our debt service payments, including payments in connection with any CDOs, reduce our net income available for distributions. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Additionally, our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control. In particular, the credit crisis, which began in earnest in mid-2007 and spread throughout the global economy in 2008, 2009 and 2010, materially impacted our business. The credit crisis has, among other things, increased our costs of funds, eliminated our access to the unsecured debt markets and adversely affected our results of operations.

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

Loan documents also may require compliance with various financial covenants, including minimum liquidity and net worth as well as specified financial ratios such as fixed charge coverage, unencumbered assets to unsecured indebtedness, leverage and debt service coverage. A breach of financial covenants could result in an acceleration of our debt if a waiver or modification is not agreed upon with the lenders.

We were in compliance with all such covenants as of December 31, 2010, except for certain covenants under our PB Loan Agreement relating to tangible net worth. We have obtained a waiver from the PB Loan Agreement lender for non-compliance of the tangible net worth covenant as of December 31, 2010. We were not in compliance with the tangible net worth covenant under our PB Loan Agreement as of June 30, 2011, and such non-compliance may permit the lender to exercise remedies against the mortgage collateral on a non-recourse basis. In September 2011, pursuant to the Settlement Agreement, the PB Loan Agreement and the related collateral will be transitioned to the mezzanine lenders. Accordingly, as a result of the execution of the Settlement Agreement, any acceleration of the PB Loan Agreement loan is not expected to have an adverse effect on us.

One of our three CDOs is currently in its reinvestment period which will expire in 2012.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for our 2005 and 2006 CDOs expired in July 2010 and July 2011, respectively, and will expire for our 2007 CDO in August 2012. In the past, our ability to reinvest has been instrumental in maintaining compliance with the overcollateralization and interest coverage tests for our CDOs. Following the conclusion of the reinvestment period our ability to maintain compliance with such tests for that CDO will be negatively impacted.

Potential rating agency downgrades may adversely affect our ability to reinvest CDO proceeds.

To date, rating agency downgrades and impairments of our loan investments and CMBS investments have not impeded our right to reinvest CDO proceeds as provided in the operative CDO document. However, there can be no assurance that our right to reinvest CDO proceeds will not be impaired by future rating agency downgrades or investment impairments and, in such event, the cash flows that otherwise would have been payable to us, as the holder of certain junior and senior tranches of notes payable issued by our CDOs, may, depending on circumstances, instead be redirected to pay principal and interest on the most senior tranches of notes payable issued by our CDOs, which are owned by third parties. As a result, such downgrades could have a material adverse effect on our liquidity, results of operations and business.

We may be required to repurchase loans that we have sold or to indemnify holders of our CDOs.

If any of the loans we originate or acquire and sell or securitize do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans would likely require a significant allocation of working capital to carry on our balance sheet, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could adversely affect our financial condition and operating results.

Our mortgage and mezzanine loans contain cross-default provisions.

Certain of our mortgage and mezzanine loan agreements contain cross-default provisions whereby a default under one agreement could result in a default and acceleration of indebtedness under other agreements. If a cross-default were to occur, we may not be able to pay our debts or access capital from external sources in order to refinance our debts. If some or all of our debt obligations default and it causes a default under other indebtedness, our business, financial condition and results of operations would be materially and adversely affected.

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

We have incurred substantial impairments of our loans and other lending investments and may incur significant loan loss reserves/impairments in the future.

Due to a variety of factors, including adverse market conditions affecting the real estate market, we have recorded substantial loan loss provisions. For the years ended December 31, 2010 and 2009, we recorded approximately $84.4 million and $517.8 million, respectively, in loan loss provisions and impairment losses related to our loans and other lending investments. In addition, during 2010, we recorded impairment charges totaling $912.1 million in continuing operations to reduce the carrying value of 692 properties to estimated fair value. All of the impaired properties serve as collateral for the Goldman Mezzanine Loans and are part of the Gramercy Realty portfolio which was subject to the Settlement Agreement executed in September 2011. Our debt investments may suffer additional loan loss provisions/impairments in the future causing us to recognize significant losses. If we are unsuccessful in renegotiating, selling or otherwise resolving assets that are currently nonperforming or that we expect will become nonperforming, we may experience loss of principal or reduced income available for distributions. Investors and lenders alike could lose confidence in the quality and value of our assets. These impairments, or the perception that these impairments may occur, can depress our stock price, harm our liquidity and materially adversely impact our results of operations. We may be forced to sell substantial assets at a time when the market is depressed in order to support or enhance our liquidity. Despite our need to sell substantial assets, we may be unable to make such sales on favorable terms or at all, further materially damaging our liquidity and operations. If we are unable to maintain adequate liquidity as a result of these impairments or otherwise, our ability to continue as a going concern would be affected and you could lose some or all of your investment.

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

Our loan loss reserves are evaluated on a quarterly basis. Our determination of loan loss reserves requires us to make certain estimates and judgments, which are particularly difficult to determine during the current economic environment. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for a refinancing market returning to commercial real estate in the future and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

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

Since mid-2007, and particularly during the second half of 2008, the financial services industry and securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all assets classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in the financial institutions, but afterwards in companies in a number of other industries and in the broader markets. The decline in asset values has caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which have increased the downward pressure on asset values and outflows of client funds across the financial services industry. In addition, the increased redemptions and unavailability of credit have required hedge funds and others to rapidly reduce leverage, which has increased volatility and further contributed to the decline of asset values.

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

There can be no assurance that the EESA, TARP or other programs will have a beneficial impact on the financial markets, including current extreme levels of volatility. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. In November 2010, the Federal Reserve initiated a program to purchase up to $600 billion of long-term U.S. Treasury securities by mid-2011 as part of its continuing effort to help stimulate the economy by reducing mortgage and interest rates. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

We do not know what impact the Dodd-Frank Act will have on our business.

On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Dodd-Frank Act imposes new regulations on us and how we conduct our business. For example, the Dodd-Frank Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, the Dodd-Frank Act will require us to register as an investment advisor with the SEC, which will increase our regulatory compliance costs and subject us to new restrictions as well as penalties for any future non-compliance with these regulations. Importantly, many key aspects of the changes imposed by the Dodd-Frank Act will be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Dodd-Frank Act will affect us. It is possible that the Dodd-Frank

Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

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

We rely on a small number of persons who comprise our existing senior management team and our board of directors to implement our business and investment strategies. While we have entered into employment agreements with certain members of our senior management team, they may nevertheless cease to provide services to us at any time.

The loss of services of any of our key management personnel or directors, or our inability to recruit and retain qualified personnel or directors in the future, could have an adverse effect on our business.

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

We believe that there are a number of exclusions and exemptions under the Investment Company Act that may be applicable to us and we have conducted and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We will either be excluded from the definition of investment company under Section 3(a)(1)(C) of the Investment Company Act, by owning or proposing to acquire “investment securities” having a value not exceeding 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, or exempted by qualifying for the exemptions from registration provided by Sections 3(a)(1)(A), 3(c)(5)(C) and/or 3(c)(6) of the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer which is or holds itself out as being engaged primarily, or proposed to engage primarily in the business of investing, reinvesting or trading in securities. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(c)(5)(C) exempts from the definition of “investment company” any person who is “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Additionally, Section 3(c)(6) exempts from the definition of “investment company” any company primarily engaged, directly or through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. The assets that we have acquired and may acquire in the future, therefore, are limited by the provisions of the Investment Company Act and the exclusions and exemptions on which we rely. In addition, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on our business and our ability to pay dividends.

To maintain our qualification for an exclusion from registration under the Investment Company Act pursuant to Sections 3(c)(5)(C) and 3(c)(6) at least 55% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets under Section 3(c)(5)(C) of the Investment Company Act, and 80% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets and real estate-related assets under Section 3(c)(5)(C) of the Investment Company Act. In addition, we may not issue “redeemable securities”. To comply with the Section 3(c)(5)(C) exemption, we may from time to time buy RMBS and other qualifying assets. We generally expect that mortgage loans, junior (first loss) interests in whole pool CMBS, CTL and other real property investments, certain distressed debt securities and Tier 1 mezzanine loans to be qualifying assets under the Section 3(c)(5)(C) exemption from the Investment Company Act. Tier 1 mezzanine loans are loans granted to a mezzanine borrower that directly owns interests in the entity that owns the property being financed. The treatment of distressed debt securities as qualifying assets is, and will be, based on the characteristics of the particular type of loan, including its foreclosure rights. Although SEC staff no-action letters have not specifically addressed the categorization of these types of assets, we believe junior (first loss) interests in CMBS pools may constitute qualifying assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Similarly, subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C) provided that, among other things, approval rights in connection with any material decisions pertaining to the administration and servicing of the relevant mortgage loan and, in the event that the mortgage loan becomes non-performing, we have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process. We generally do not treat non-Tier 1 mezzanine loans and preferred equity investments as qualifying assets. Although we monitor our portfolio periodically and prior to each origination or acquisition of a new asset or disposition of an existing asset, there can be no assurance that we will be able to maintain an exclusion or exemption from registration under the Investment Company Act. Further, we may not be able to invest in sufficient qualifying and/or real estate-related assets and future revision or interpretations of the Investment Company Act may cause us to lose our exclusion or exemption or force us to re-evaluate our portfolio and our business strategy. Such changes may prevent us from operating our business successfully. No assurance can be given that the SEC staff will concur with our classification of our assets, or that the SEC staff will not, in the future, issue further guidance that may require us to reclassify those assets for purpose of qualifying for an exemption or exclusion from regulation under the Investment Company Act. To the extent that the staff of the SEC provides more specific guidance regarding any of the matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. Any additional guidance from the staff of the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

In consultation with legal and tax advisors, we periodically evaluate our assets, and also evaluate prior to an acquisition or origination the structure of each prospective investment or asset, to determine whether we avoid coming within the definition of investment company in Section 3(a)(1)(C) and/or whether we believe the investment will be a qualifying asset for purposes of maintaining the exemptions found in Sections 3(c)(5)(C) and/or 3(c)(6) from registration under the Investment Company Act. We consult with counsel to assist us with such determination as appropriate. If we are obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act, including limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, changes in the composition of our board of directors and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

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

The current state of the global credit markets has resulted in a lack of liquidity and significant volatility in the types of asset classes that we have historically invested. These disruptions are currently and are expected to continue to limit our ability and our competitors’ ability to execute on historical investment strategies. Upon the return of liquidity to the credit markets, we expect to continue to encounter significant competition in seeking investments. We have significant competition with respect to our acquisition and origination of assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, there is significant competition on a national, regional and local level with respect to property management services and in commercial real estate services generally and we are subject to competition from large national and multi-national firms as well as local or regional firms that offer similar services to ours. Some of our competitors may have greater financial and operational resources, larger customer bases, and more established relationships with their customers and suppliers than we do. The competitive pressures we face, if not effectively managed, may have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Termination of our Interim Management Agreement could harm our business.

We have agreed to manage the Gramercy Realty assets on behalf of the mezzanine lenders pursuant to an Interim Management Agreement through December 31, 2013 for a fixed fee of $10.0 million annually, the reimbursement of certain costs and the potential to earn certain incentive fees as therein provided. However, the Interim Management Agreement can be terminated by the mezzanine lenders and, subject to certain restrictions, by us, at any time upon 90 day written notice. However, any notice of termination given by us cannot be effective until December 31, 2011 at the earliest. Notwithstanding the foregoing, we have agreed with KBS to promptly commence and diligently seek to negotiate a full and complete management services agreement by no later than March 31, 2012. If the parties do not execute a mutually acceptable asset management services agreement prior to March 31, 2012, a Failure to Agree Termination shall be effectuated and the Interim Management Agreement shall automatically terminate on June 30, 2012, without liability or a penalty of any kind, except for our loss of the Excess Value Participation. Upon any termination of the Interim Management Agreement, our management fees, after payment of any termination payments required, would cease, thereby reducing our expected revenues, which could harm our business.

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

Terrorist attacks may harm our results of operations and the stockholders’ investment. We cannot assure the stockholders that there will not be further terrorist attacks against the U.S. or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our asset-based securities or the securities markets in general. Losses resulting from these types of events are uninsurable.

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

Risk Relating to Our Capital Structure and Access to Liquidity

The downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, which has negatively impacted our business, and may have a material adverse effect on us.

Beginning in 2007 and continuing during 2008, 2009, 2010 and into 2011, the credit and capital markets had been materially impacted. The commercial real estate and mortgage, the asset-backed, corporate and other credit and equity markets experienced accelerated default rates and declining values. Volatility and risk premiums in most credit and equity markets increased dramatically while liquidity decreased. Increasing concerns regarding the U.S. and world economic outlook, such as large asset write-downs at banks, volatile oil prices, sovereign debt defaults, declining business and consumer confidence and increased and maintained unemployment, compounded these issues. The factors described above resulted in substantially reduced commercial mortgage loan originations and securitizations, and more generalized credit market dislocations. As a result, we are finding it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

Due to these conditions, the commercial real estate finance market experienced higher volatility, reduced liquidity and accelerating default rates. Credit has become more expensive and difficult to obtain for us. The cost of financing as well as overall market-demanded risk premiums in commercial lending increased. The negative impact on the tightening of the credit markets, declines in real estate values in the U.S. and credit and liquidity concerns have had a material adverse effect on us. Additionally, there is no assurance that the increased financing costs, financing with increasingly restrictive terms or the increase in risk premiums that are demanded by investors will not have a material impact on our future profitability measures.

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

Conditions in the capital markets have made the issuance of a CDO unavailable to us. Historically, we have relied, to a substantial extent, on CDO financings to obtain match funded financing for our investments. Unless and until the market for commercial real estate CDOs recovers, we may be unable to utilize CDOs to finance our investments and we may need to utilize less favorable sources of financing to finance our investments on a long-term basis, if available. If such other forms of long-term financing are unavailable, it may be necessary to fund our investments using shorter-term debt financing, in which case we would not meet our objective of match funding for substantially all of our investments. There can be no assurance as to whether or when demand for commercial real estate CDOs will return or the terms of such securities investors will demand or whether we will be able to issue CDOs to finance our investments on terms beneficial to us.

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

We may be adversely affected by unfavorable economic changes in geographic areas where our properties or the properties underlying our investments are concentrated.

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

The commercial mortgage and mezzanine loans we originate or acquire and the commercial mortgage loans underlying the CMBS in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us.

Our commercial mortgage and mezzanine loans are secured by commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, and changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

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

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or, was responsible for, the release of such hazardous substances. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of a property.

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

A significant portion of our 2010 revenue was derived from leases to financial institutions. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate, including negative conditions caused by the recent disruptions in the financial markets. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks’ loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base was more diversified.

Bank of America and Wells Fargo Bank represent a significant portion of the revenue generated by our Gramercy Realty business and failure of these tenants to perform their obligations or renew their leases upon expiration may adversely affect our cash flow and ability to pay distributions to our stockholders.

As of December 31, 2010, Bank of America and Wells Fargo Bank represented approximately 41.0% and 15.3%, respectively, of Gramercy Realty’s portfolio base rental income and occupied approximately 42.7% and 16.6%, respectively, of our total rentable square feet. The default, financial distress or insolvency of Bank of America or Wells Fargo Bank, or the failure of any of these parties to renew their leases with us upon expiration, could cause interruptions in the receipt of lease revenue from these tenants and/or result in vacancies, which would reduce our revenue and increase operating costs until the affected properties are leased, and could decrease the ultimate value of the affected properties upon sale. We may be unable to lease the vacant property at a comparable lease rate or at all, which could have a material adverse impact on our operating results and financial condition as well as our ability to make distributions to stockholders.

Certain of our leases permit our tenants to terminate their leases, in whole or in part, prior to their stated lease expiration dates, sometimes with little or no termination fee being paid to us.

Certain of our leases, including our two large portfolio leases with Bank of America, which we refer to as the BBD 1 and BBD 2 Portfolios, our large portfolio lease with Wells Fargo Bank, which we refer to as the WBBD Portfolio, and our Dana Portfolio lease with Bank of America, permit our tenants to terminate their lease as to all or, in most cases, a portion of the leased premises prior to their stated lease expiration dates. Most such terminations can be effectuated by our tenants with little or no termination fee being paid to us. When tenants exercise early termination rights, our cash flow and earnings will be adversely affected to the extent that we are unable to generate an equivalent amount of net rental income by leasing the vacated space to new third party tenants. Currently, our tenants are contractually permitted to vacate 31,171 square feet.

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

We structure many of our real property acquisitions using complex structures often based on forecasted results for the acquisitions, and if the acquired properties underperforms forecasted results, our financial condition and operating results may be harmed.

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

The value of our investments and the income from our real estate investments may be significantly adversely affected by a number of factors, including:

•	national, state and local economic climates;
•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area;
•	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;
•	competition from comparable properties;
•	the occupancy rate of our properties;
•	the ability to collect on a timely basis all rent from tenants;
•	the effects of any bankruptcies or insolvencies of major tenants;
•	the expense of re-leasing space;
•	changes in interest rates and in the availability, cost and terms of mortgage funding;
•	the impact of present or future environmental legislation and compliance with environmental laws;
•	cost of compliance with the American with Disabilities Act of 1990;
•	adverse changes in governmental rules and fiscal policies;
•	civil unrest;
•	acts of nature, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses);
•	acts of terrorism or war; and
•	adverse changes in zoning laws; and other factors which are beyond our control.

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

Given the transitional nature of many of our commercial real estate loans, we required borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flows were projected to increase sufficiently to cover debt service costs. We also generally require the borrower to replenish reserves if they became deficient due to underperformance or if the borrower wanted to exercise extension options under the loan. Despite low interest rates, revenues on the properties underlying any commercial real estate loan investments will likely decrease in the current economic environment, making it more difficult for borrowers to meet their payment obligations to us. We expect that in the future some of our borrowers may have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.

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

Our CDOs have periods where principal proceeds received from assets securing the CDO can be reinvested only for a defined period of time, commonly referred to as a reinvestment period, and only if we are in compliance with certain collateral quality tests as set forth in the operative documents for each of our CDOs. The reinvestment periods on our 2005 and 2006 CDOs have expired and the reinvestment period on our 2007 CDO will end in August 2012. Our ability to find suitable investments during the reinvestment period that meet the criteria set forth in the CDO documentation and by rating agencies may determine the success of our CDO investments. Our potential inability to find suitable investments may cause, among other things, lower returns, interest deficiencies, hyper-amortization of the senior CDO securities and may cause us to reduce the life of our CDOs and accelerate the amortization of certain fees and expenses.

Our returns will be adversely affected when investments held in CDOs are prepaid or sold subsequent to the reinvestment period.

Our loan and CMBS investments are subject to prepayment risk. In addition, we may sell, and realize gains (or losses) on, investments. To the extent such assets were held in CDOs subsequent to the end of the reinvestment period, the proceeds are fully utilized to pay down the related CDO’s debt which will cause the leverage on the CDO to decrease. A reduction in leverage will cause our return on equity to be lower and such decrease could have a material adverse effect on our business, financial condition, liquidity and results of operations. A decrease in our return on equity could make it more difficult to raise capital in the future.

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

Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2011, 2012 and 2013. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. On April 22, 2010, Marc Holliday notified our board of directors that he would not stand for election as a Class III director for a new term at our 2010 annual meeting of stockholders. However, Mr. Holliday agreed with our board of directors that he would remain as a director on an interim basis for an unspecified period of time following our 2010 annual meeting. Due to the time necessary to complete the resolution of the Goldman Mortgage Loan and Goldman Mezzanine Loans, which has been subject to many delays, Mr. Holliday has remained as a director in an interim role for much longer than we intended. Under Maryland law, a director continues as a director until he resigns or his successor is duly elected and appointed.

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

Holders of the Series A preferred stock are entitled, under the articles supplementary of the Series A preferred stock, to elect one additional director to our board of directors at the next annual meeting of stockholders or at any special meeting called for such purpose, until full dividends accrued on the Series A preferred stocks have been paid in full or declared and set apart for payment.

We currently have 3,525,822 shares of the Series A preferred stock outstanding. Our board of directors has elected not to pay the Series A preferred stock dividends since the fourth quarter of 2008. Pursuant to the articles supplementary of the Series A preferred stock, if and when six or more quarterly dividends (whether or not consecutive) payable on the Series A preferred stock are in arrears, the holders of the Series A preferred stock, voting together as a single class, will be entitled to elect one additional director to our board of directors at any annual meeting of stockholders or any properly called special meeting for such purpose, until all arrears in dividends on the Series A preferred stock then outstanding have been paid and full dividends thereon for the current quarterly dividend period have been paid or declared and set apart for payment. We may be required to add one additional member to our board of directors if and when the holders of the Series A preferred stock exercise their right to elect one additional director.

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

In January 2011, an “ownership change” for purposes of Section 382 of the Internal Revenue Code, of 1986, as amended, occurred which limits our ability to utilize our net operating losses and net capital losses against future taxable income, increasing our dividend distribution requirement which could adversely affect our liquidity.

We have substantial net operating and net capital loss carry forwards which we have used to offset our tax and/or distribution requirements. In January 2011, an “ownership change” for purposes of Section 382 of the Internal Revenue Code occurred, which will limit our ability to use these losses in the future. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of our common stock during any cumulative three year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of our common stock. Such a change in ownership may be triggered by regular trading activity in our common stock, which is generally beyond our control. The provisions of Section 382, will apply an annual limit to the amount of net operating loss carryforward that can be used by us to offset future ordinary taxable income, beginning with our 2011 taxable year. Such limitations may increase our dividend distribution requirement in the future which could adversely affect our liquidity.

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

Our TRSs, including GKK Trading Corp., GIT Trading Corp., Whiteface Holdings, LLC and American Financial TRS, Inc., will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. We anticipate that the aggregate value of TRS securities owned by us will be less than 25% of the value of our total assets (including such TRS securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the rule that no more than 25% (20% for tax years commencing before January 1, 2009) of the value of a REIT’s assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 25% (20% for tax years commencing before January 1, 2009) limitation discussed above or avoid application of the 100% excise tax discussed above.

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

•	our ability to complete an orderly transition of all or substantially all of the collateral for the Goldman Mortgage Loan and the Goldman Mezzanine Loans pursuant to the Settlement Agreement;
•	the continuity of the management agreement for the lender portfolio;
•	reduction in cash flows received from our investments, in particular our CDOs and our Gramercy Realty portfolio;
•	the adequacy of our cash reserves, working capital and other forms of liquidity;
•	the availability, terms and deployment of short-term and long-term capital;
•	the performance and financial condition of borrowers, tenants, and corporate customers;
•	the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;
•	availability of, and ability to retain, qualified personnel and directors;
•	our ability to satisfy all covenants in our CDOs and specifically compliance with overcollateralization and interest coverage tests;
•	changes to our management and board of directors;
•	the success or failure of our efforts to implement our current business strategy;
•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;
•	the resolution of our non-performing and sub-performing assets and any losses we might recognize in connection with such investments;
•	unanticipated increases in financing and other costs, including a rise in interest rates;
•	availability of investment opportunities on real estate assets and real estate-related and other securities;
•	our ability to comply with financial covenants in our debt instruments, but specifically in our loan agreement with PB Capital Corporation;
•	risks of structured finance investments;
•	risks of real estate acquisitions;
•	the actions of our competitors and our ability to respond to those actions;
•	the timing of cash flows, if any, from our investments;
•	our ability to lease-up assumed leasehold interests above the leasehold liability obligation;
•	demand for office space;
•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;
•	our ability to identify and complete additional property acquisitions;
•	our ability to profitably dispose of non-core assets;
•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);
•	environmental and/or safety requirements;
•	our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes and qualify for our exemption under the Investment Company Act, our operating partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;
•	the continuing threat of terrorist attacks on the national, regional and local economies; and
•	other factors discussed under Item IA Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2010 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of the Quarterly Reports on Form 10-Q.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about our company may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Item 1. Business — Corporate Governance and Internet Address: Where Readers Can Find Additional Information.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2010, we did not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES

Our corporate headquarters are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. We also have regional offices located in Jenkintown, Pennsylvania, St. Louis, Missouri and Charlotte, North Carolina. We can be contacted at (212) 297-1000. We maintain a website at www.gkk.com. Our reference to our website is intended to be an inactive textual reference only. Information contained in our website is not, and should not be interpreted to be, part of this Annual Report on Form 10-K.

As of December 31, 2010, Gramercy Finance held interests in one CTL investment, and eight interests in real estate acquired through foreclosures.

As of December 31, 2010, Gramercy Realty’s portfolio consisted of 948 properties, including 625 bank branches, 321 office buildings and two land parcels, of which 54 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 25.3 million rentable square feet and its unconsolidated properties aggregated approximately 251,000 rentable square feet. As of December 31, 2010, the occupancy of Gramercy Realty’s consolidated properties was 82.6% and the occupancy for its unconsolidated properties was 100.0%. The weighted average remaining term of the leases in Gramercy Realty’s consolidated portfolio was 8.5 years. Approximately 76.7% of its contractual rent was derived from leases with financial institution tenants. The two largest tenants are Bank of America and Wells Fargo Bank and for the year ended December 31, 2010, they represented approximately 41.0% and 15.3%, respectively, of the rental income of Gramercy’s consolidated portfolio and occupied approximately 42.7% and 16.6%, respectively, of Gramercy Realty’s total consolidated rentable square feet.

In September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to the mezzanine lenders of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty’s assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet was transferred to its mortgage lender through a deed in lieu of foreclosure.

The following table presents the Gramercy Realty consolidated portfolio as of December 31, 2010:

Properties(1)	Number of Properties	Rentable Sq. Ft.	Occupancy	Percentage of 2011 Contractual Rent	Percentage of Portfolio NOI(2)
Branches	571	3,689,190	84.4%	25.0%	22.0%
Office Buildings	321	21,613,441	82.3%	75.0%	78.0%
Land	2	—	—	—	—
	894	25,302,631	82.6%	100.0%	100.0%

(1)	Excludes investments in unconsolidated joint ventures. Approximately 872 properties, of which 54 properties are held by an unconsolidated joint venture, comprising approximately 20.9 million rentable square feet, or the lender portfolio, are expected to be subject to the Settlement Agreement and ownership will be transferred to Gramercy Realty’s mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of the properties on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In addition, our Dana portfolio, which consists of 15 properties comprising approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. We will continue to manage the lender portfolio.
(2)	Net operating income is a non-GAAP financial measure that represents income before provision for taxes, minority interest and discontinued operations. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. Net operating income does not represent net income (loss) in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance. Our calculation of net operating income may be different from the calculation used by other companies and, therefore, comparability may be limited.

Gramercy Realty owns properties in 36 states and Washington, D.C. set forth below are the top ten states based on percent of consolidated portfolio net operating income:

States	Number of Properties(1)(2)	Rentable Sq. Ft.	Percentage of Portfolio Rentable Sq. Ft.	Occupancy	Percentage of Portfolio NOI
1 North Carolina	173	4,252,125	16.8%	88.0%	20.4%
2 Florida	144	3,122,319	12.3%	83.0%	14.0%
3 Virginia	43	2,550,945	10.1%	85.9%	12.4%
4 Georgia	67	1,500,105	5.9%	77.0%	7.1%
5 Pennsylvania	45	1,467,529	5.8%	91.3%	6.6%
6 California	95	1,512,019	6.0%	90.9%	5.7%
7 Maryland	7	1,041,138	4.1%	62.4%	4.6%
8 Illinois	14	1,432,194	5.7%	81.0%	3.2%
9 Delaware	2	378,723	1.5%	100.0%	3.0%
10 South Carolina	22	583,658	2.3%	89.5%	2.7%
Total	612	17,840,755	70.5%	84.7%	79.7%

(1)	Land parcels are excluded from property totals.
(2)	Approximately 872 properties, of which 54 properties are held by an unconsolidated joint venture, comprising approximately 20.9 million rentable square feet, or the lender portfolio, are expected to be subject to the Settlement Agreement and ownership will be transferred to Gramercy Realty’s mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of the properties on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In addition, our Dana portfolio, which consists of 15 properties comprising approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. We will continue to manage the lender portfolio.

Set forth below is information regarding lease expirations for Gramercy Realty’s consolidated properties as of December 31, 2010 (dollars in thousands):

Year of Lease Expiration(1)	Number of Expiring Leases	Total Sq. Ft. under Expiring Leases	Percentage of Total Rentable Sq. Ft.	2011 Contractual Rent under Expiring Leases	Percentage of 2011 Contractual Rent
Monthly	72	160,168	0.6%	$93	—
2011	166	677,618	2.7%	6,560	3.1%
2012	116	892,446	3.5%	16,245	7.7%
2013	93	498,912	2.0%	11,375	5.4%
2014	63	535,483	2.1%	10,763	5.1%
2015	96	1,277,602	5.1%	21,679	10.3%
2016	45	445,784	1.8%	7,917	3.8%
2017	40	532,743	2.1%	10,285	4.9%
2018	9	44,079	0.2%	1,140	0.5%
2019	161	3,156,108	12.5%	23,593	11.3%
2020	74	821,352	3.2%	7,422	3.5%
2021 and thereafter	396	11,850,467	46.8%	93,285	44.4%
Total	1,331	20,892,762	82.6%	$210,357	100.0%

(1)	Excludes leases for parking, signs and antennae.

Set forth below is general information as of December 31, 2010, relating to Gramercy Realty’s consolidated properties.

Portfolio/Property Description(1)	Number of Properties(1)	Rentable Sq. Ft.	Occupancy(2)	Percentage of 2011 Contractual Rent	Primary Tenant	Percentage Leased to Primary Tenant(1)
BBD1	119	5,712,267	88.3%	22.1%	Bank of America	82.0%
BBD2	149	4,543,177	80.5%	13.0%	Bank of America	67.3%
DANA	15	3,821,375	79.5%	7.5%	Bank of America	60.1%
PREFCO BoA	87	440,649	96.6%	2.7%	Bank of America	86.9%
Charlotte Office Bldg	1	565,694	76.5%	3.7%	Bank of America	46.1%
WBBD	66	4,203,502	90.2%	11.1%	Wells Fargo Bank	86.9%
PREFCO Wachovia	77	960,643	60.0%	3.8%	Wells Fargo Bank	52.8%
Jersey City Office Bldg	1	330,329	82.1%	3.9%	Citco Fund Services (USA), Inc.	31.6%
Regions	54	1,254,411	56.8%	2.0%	Regions Bank	44.4%
Philadelphia Office Bldg	1	365,624	99.7%	3.8%	General Services Administration (GSA)	46.7%
Providence Office Bldg	1	224,089	98.3%	3.5%	Citizens Financial Group	42.5%
Wilmington Office Bldg	1	263,058	100.0%	2.5%	Zurich Financial Services Group	100.0%
PREFCO Key	30	140,590	100.0%	1.4%	KeyBank	100.0%
Other Branches	269	1,308,656	80.3%	14.1%	Various
Other Offices	21	1,168,567	77.8%	4.9%	Various
Land	2	—	—	0.0%
Total Portfolio	894	25,302,631	82.6%	100.0%

(1)	Approximately 872 properties, of which 54 properties are held by an unconsolidated joint venture, comprising approximately 20.9 million rentable square feet, or the lender portfolio, are expected to be subject to the Settlement Agreement and ownership will be transferred to Gramercy Realty’s mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of the properties on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In addition, our Dana portfolio, which consists of 15 properties comprising approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. We will continue to manage the lender portfolio.
(2)	Percentage based on rentable square feet. All square feet leased by tenant in respective portfolio or property is included, of which some leases might have different lease terms.

At December 31, 2010 and 2009, we had no single property with a book value equal to or greater than 10.0% of our total assets. For the years ended December 31, 2010 and 2009, we had no single property with gross revenues equal to or greater than 10.0% of our total revenues. Our two largest tenants are Bank of America and Wells Fargo Bank and, as of December 31, 2010, they represented approximately 41.0% and 15.3%, respectively, of the rental income of our portfolio and occupied approximately 42.7% and 16.6%, respectively, of our total rentable square feet. No other Gramercy Realty tenant pays rent representing more than 5.0% of the rental income of our portfolio or occupies more than 5.0% of our total rentable area.

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

As of December 31, 2010, the BBD1 Portfolio was comprised of 119 properties containing approximately 5.7 million square feet. Approximately 4.7 million square feet, or 82.0% of the BBD1 Portfolio, is leased to Bank of America for a term ending June 30, 2023. The base rent paid by Bank of America under the BBD1 Portfolio lease equals $8.74 per square foot, escalating to $8.87 per square foot in 2013 and $9.00 per square foot in 2018. In addition, Bank of America pays its proportionate share of property operating expenses, including capital items on an amortized basis. The BBD1 Portfolio lease currently permits Bank of America to reduce its leased premises by approximately 5 thousand square feet, an additional 105 thousand square feet commencing January 1, 2012, and by an additional 105 thousand square feet commencing January 1, 2017, all upon 60 days prior notice and without payment of a termination fee. Bank of America has the right to renew the BBD1 Portfolio lease, in whole or in part, for up to six consecutive terms of five years each, ending not later than June 30, 2053. Bank of America Corporation has guaranteed the lessee’s obligations under the BBD1 Portfolio lease.

As of December 31, 2010, the BBD2 Portfolio was comprised of 149 properties containing approximately 4.5 million square feet. Approximately 3.1 million square feet, or 67.3% of the BBD2 Portfolio, is leased to Bank of America for a term ending September 30, 2019. The base rent paid by Bank of America under the BBD2 Portfolio lease equals $6.90 per square foot, escalating to $7.00 per square foot in 2014. In addition, Bank of America pays its proportionate share of property operating expenses, including capital items on an amortized basis. The BBD2 Portfolio lease permits Bank of America to reduce its leased premises by up to approximately 16 thousand square feet, upon 56 weeks prior notice and the payment of a termination fee. In addition, Bank of America may reduce its leased premises by approximately 139 thousand square feet commencing April 1, 2013, upon 60 days prior notice and without payment of a termination fee. Bank of America has the right to renew the BBD2 Portfolio lease, in whole or in part, for up to 17 consecutive terms of five years each for all banking center properties and for up to seven consecutive terms of five years each for all other properties. Bank of America Corporation has guaranteed the lessee’s obligations under the BBD2 Portfolio lease.

As of December 31, 2010, the Dana Portfolio consists of 13 office buildings and two parking facilities containing approximately 3.8 million square feet of which approximately 2.3 million square feet, or 60.1%, is currently leased to Bank of America. Under the Dana Portfolio lease, which was originally entered into by Bank of America, as tenant, and Dana Commercial Credit Corporation, as landlord, as part of a larger bond-net lease transaction, Bank of America was required to make annual base rental payments of approximately $40.4 million through January 2010, an annual base rental payment of approximately $3.0 million in January 2011 and no annual base rental payments from January 2012 through lease expiration in June 2022. From January 2012 until the expiration of the initial term of the Dana Portfolio lease, Bank of America is only required to pay operating expenses, including capital items as incurred, on the space that it occupies. As permitted by the Dana Portfolio lease, Bank of America elected to surrender in June 2009, approximately 958 thousand square feet. This surrender did not reduce the annual base rental otherwise required to be paid to us by Bank of America. Under the Dana Portfolio lease, in June 2015, Bank of America may vacate and surrender additional leased premises constituting 16.0% of the original Dana Portfolio purchase price value. If Bank of America fails to vacate space as otherwise permitted under the lease, it is obligated to pay additional rent as provided in the Dana Portfolio lease for the space it is permitted to but does not vacate, which is currently approximately $60 thousand annually. In July 2011, the Dana Portfolio was transferred to its mortgage lender through a deed in lieu of foreclosure.

As of December 31, 2010, the PREFCO BoA Portfolio is comprised of 87 branches containing approximately 441 thousand square feet. Bank of America net leases 86.9% of the PREFCO BoA Portfolio, of which 80.2% expires on September 30, 2023 and 6.7% expires on March 31, 2012. Bank of America is required to make annual base rental payments of approximately $5.0 million and $410 thousand throughout the remaining terms to September 30, 2023 and March 31, 2012, respectively. In addition, Bank of America operates and maintains each of the properties it leases under the PREFCO BoA Portfolio at Bank of America’s sole cost and expense. Bank of America has the right to renew the PREFCO BoA Portfolio lease that expires in 2023, in whole or in part, for up to 30 years in consecutive terms of not less than five years (but not more than 10 years each), ending not later than September 30, 2053, and has three renewal options of three years each remaining on the lease that expires in 2012.

In the Charlotte Office Building, Bank of America leases 261 thousand square feet, or 46.1% of the building area. The base rent paid by Bank of America at this location averages approximately $18.00 per square foot.

Wells Fargo Bank, National Association

Significant leases with Wells Fargo Bank (formerly Wachovia Bank) include the multi-property portfolio leases that are referred to as the WBBD and PREFCO Wachovia Portfolios. In addition, Wells Fargo Bank leases space in two other office properties and in three branch properties.

As of December 31, 2010, the WBBD Portfolio is comprised of 66 commercial office properties containing approximately 4.2 million square feet. Approximately 3.7 million square feet, or 86.9% of the WBBD Portfolio, is leased to Wells Fargo Bank for a term ending September 30, 2024. The base rent per square foot paid by Wells Fargo Bank under the WBBD Portfolio lease equals $6.04 per square foot, escalating to $6.13 per square foot in 2014 and $6.22 per square foot in 2019. In addition, Wells Fargo Bank pays its proportionate share of property operating expenses, including capital items on an amortized basis. The WBBD Portfolio lease currently permits Wells Fargo Bank to reduce its leased premises by approximately 10 thousand square feet, by an additional 234 thousand square feet commencing October 1, 2012, and by an additional 234.3 thousand square feet commencing October 1, 2017, all upon nine months prior notice and without payment of a termination fee. Wells Fargo Bank has the right to renew the WBBD Portfolio lease, in whole or in part, for up to six consecutive terms of five years each, ending not later than September 30, 2053. Wachovia Corporation guaranteed the lessee’s obligations under the WBBD Portfolio lease.

As of December 31, 2010, the PREFCO Wachovia Portfolio is comprised of 77 properties containing approximately 961 thousand square feet. Wells Fargo Bank net leases 52.8% of the PREFCO Wachovia Portfolio, of which 36.8% expires on August 31, 2015, 15.4% expires on March 31, 2023, and 0.6% expires on August 31, 2030. Wells Fargo Bank pays approximately $4.9 million, $2.4 million and $145 thousand annually for the spaces expiring on August 31, 2015, March 31, 2023, and August 31, 2030, respectively. In addition, Wells Fargo Bank operates and maintains the properties it leases at Wells Fargo Bank’s sole cost and expense. Wells Fargo has the right to renew its leased properties, in whole or in part, for up to four consecutive terms of five years each. In August 2010, Wells Fargo Bank exercised its first renewal option on the group of properties that now expires in August 2015.

Leased Properties

As of December 31, 2010, Gramercy Realty subleases approximately 330 thousand square feet in the Jersey City Office Building through September 2017. It also has assumed certain management functions with respect to an additional 264 thousand square feet of space in the same building that has been subleased to third-party tenants. In the event that any of these third-party tenants defaults on their lease obligations or fails to renew their lease upon expiration, Gramercy Realty has agreed to sublease this additional space through September 2017. Of the approximately 330 thousand square feet that Gramercy Realty currently subleases, it has in turn sublet approximately 271 thousand square feet.

Development Plans

As of December 31, 2010, we have no plans for the renovation, improvement or development of our properties other than in connection with its on-going repair and maintenance and tenant leasing programs.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2010, we were not involved in any material litigation.

ITEM 4. RESERVED

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 2, 2004 under the symbol “GKK.” On September 21, 2011, the reported closing sale price per share of common stock on the NYSE was $3.22 and there were approximately 215 holders of record of our common stock. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE for the years ended December 31, 2010 and 2009 and the distributions paid by us with respect to the periods indicated.

	2010			2009
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$4.33	$2.50	$—	$1.68	$0.43	$—
June 30	$3.36	$1.15	$—	$3.20	$0.98	$—
September 30	$1.65	$1.25	$—	$2.97	$1.23	$—
December 31	$2.84	$1.51	$—	$3.34	$2.15	$—

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. Beginning with the third quarter of 2008, our board of directors elected to not pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid Series A preferred stock dividend has been accrued for nine quarters as of December 31, 2010. As a result, we have accrued dividends for over six quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors relating to election of directors. Based on current estimates of our taxable loss, we expect that we will have no distribution requirements in order to maintain our REIT status for the 2010 tax year and we expect that we will continue to elect to retain capital for liquidity purposes until the requirement to make a cash distribution to satisfy our REIT requirements arise. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full. We expect to continue our policy of generally distributing 100% of our taxable income through dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends” for additional information regarding our dividends.

For the year ended December 31, 2008, we declared dividends of $1.26 per share, of which $1.26 represented distributions of taxable earnings and profits.

Stock Performance Graph

This graph compares the performance of our shares with the Standard & Poor’s 500 Composite Index and the NAREIT All REIT Index. This graph assumes $100 invested on January 1, 2006 and assumes the reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG
GRAMERCY CAPITAL CORP., S&P 500 COMPOSITE INDEX AND
NAREIT ALL REIT INDEX

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2010, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	841,377	$11.82	1,656,711
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	841,377	$11.82	1,656,711

(1)	Includes information related to our 2004 Equity Incentive Plan.

Issuer Purchases of Equity Securities

In November 2010, we settled a tender offer to purchase up to 4,000,000 shares of our Series A preferred stock for $15.00 per preferred share, net to seller in cash. In the aggregate, we paid approximately $16.6 million to acquire the 1,074,178 shares of the Series A preferred stock tendered and not withdrawn. The shares of Series A preferred stock acquired by us were retired upon receipt and accrued and unpaid dividends of $4.4 million or $4.0625 per share of the acquired Series A preferred stock, were eliminated. After settlement of the tender offer, 3,525,822 shares of Series A preferred stock remain outstanding for trading on the NYSE.

The table below provides information concerning our repurchase of shares of our equity securities during the quarter ended December 31, 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 – October 31, 2010	—	—	—	—
November 1 – November 30, 2010	1,074,178	$15.00	1,074,178	—
December 1 – December 31, 2010	—	—	—	—
Total	1,074,178	$15.00	1,074,178	—

(1)	On October 1, 2010, we announced the commencement of an offer to purchase up to 4,000,000 shares of Series A preferred stock for $15.00 per share, net to seller in cash. The offer expired at 5:00 p.m., New York City time, on November 4, 2010.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Operating Data (In thousands, except share and per share data)

	For the year ended December 31,
	2010	2009	2008	2007	2006
Total revenues	$607,148	$627,088	$584,708	$312,509	$196,178
Property operating expenses	183,489	187,998	144,831	—	—
Property and leasehold impairments	913,648	18,933	—	—	—
Interest expense	198,107	229,493	256,607	170,421	96,909
Management fees	—	7,787	30,299	22,671	16,668
Incentive fee	—	—	2,350	32,235	7,609
Depreciation and amortization	108,232	111,681	66,688	2,157	1,210
Management, general and administrative	33,293	39,380	16,550	13,529	11,957
Impairment on loans held for sale and commercial mortgage backed securities	39,453	151,081	—	—	—
Impairment on business combination, net	2,722	—	—	—	—
Provision for loan loss	84,392	517,784	97,853	9,398	1,430
Total expenses	1,563,336	1,264,137	615,178	250,411	135,783
Income (loss) from continuing operations before equity in income (loss) from unconsolidated joint ventures, provision for taxes and non-controlling interest	(956,188)	(637,049)	(30,470)	62,098	60,395
Equity in net income (loss) of unconsolidated joint ventures	(4,139)	(2,524)	(2,432)	3,222	109
Income (loss) from continuing operations before provision for taxes, gain on extinguishment of debt, and discontinued operations	(960,327)	(639,573)	(32,902)	65,320	60,504
Gain on extinguishment of debt	19,443	119,305	77,234	3,806	—
Provision for taxes	(966)	(2,495)	(53)	(1,341)	(1,808)
Net income (loss) from continuing operations	(941,850)	(522,763)	44,279	67,785	58,696
Net income (loss) from discontinued operations	(31,693)	2,364	15,409	93,812	(2,794)
Net income (loss)	(973,543)	(520,399)	59,688	161,597	55,902
Net (income) loss attributable to non-controlling interest	(145)	770	(385)	—	—
Net income (loss) attributable to Gramercy Capital Corp.	(973,688)	(519,629)	59,303	161,597	55,902
Accrued preferred stock dividends	(8,798)	(9,414)	(9,344)	(6,567)	—
Excess of carrying amount of tendered preferred stock over consideration paid	13,713	—	—	—	—
Net income (loss) available to common stockholders	$(968,773)	$(529,043)	$49,959	$155,030	$55,902
Net income (loss) per common share-Basic	$(19.40)	$(10.61)	$1.06	$5.54	$2.26
Net income (loss) per common share- Diluted	$(19.40)	$(10.61)	$1.06	$5.28	$2.15
Basic weighted average common shares outstanding	49,923,930	49,854,174	47,205,078	27,968,387	24,721,627
Diluted weighted average common shares and common share equivalents outstanding	49,923,930	49,854,174	47,330,182	29,378,217	26,008,940

Balance Sheet Data (In thousands)

	Year ended December 31,
	2010	2009	2008	2007	2006
Total real estate investments, net	$2,323,700	$3,231,080	$3,279,869	$71,933	$99,821
Loans and other lending investments, net	1,123,528	1,383,832	2,213,473	2,441,747	2,144,151
Commercial mortgage- backed securities	1,005,167	984,709	869,973	791,983	—
Assets held for sale, net	28,660	841	192,780	295,222	42,733
Investment in unconsolidated joint ventures	3,650	108,465	93,919	49,440	57,567
Total assets	5,491,993	6,765,437	7,818,098	4,205,078	2,766,113
Mortgage note payable	1,640,671	1,743,668	1,833,005	59,099	94,525
Mezzanine loans payable	549,713	553,522	580,462	—	—
Unsecured credit facility	—	—	172,301	—	15,000
Term loan, credit facility and repurchase facility	—	—	95,897	200,197	277,412
Collateralized debt obligations	2,682,321	2,710,946	2,608,065	2,735,145	1,714,250
Junior subordinated notes	—	52,500	—	—	—
Deferred interest debentures held by trusts that issued trust preferred securities	—	—	150,000	150,000	150,000
Total liablilites	5,984,986	6,197,919	6,785,665	3,456,343	2,305,453
Stockholders’ equity	(492,993)	567,518	1,032,433	748,735	460,660

Other Data (In thousands)

	For the year ended December 31,
	2010	2009	2008	2007	2006
Funds from operations(1)	$(870,602)	$(417,610)	$123,495	$89,056	$64,027
Cash flows provided by operating activities	$116,831	$86,960	$171,755	$59,574	$154,707
Cash flows provided by (used by) investing activities	$154,707	$131,121	$(490,572)	$(1,229,382)	$(1,149,526)
Cash flows provided by (used by) financing activities	$(189,038)	$(216,564)	$162,519	$1,443,620	$943,557

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except for share, per share data and Overview section)

Overview

Gramercy Capital Corp. is a self-managed, integrated commercial real estate finance and property management and investment company. We were formed in April 2004 and commenced operations upon the completion of our initial public offering in August 2004. On April 1, 2008, we completed the acquisition of American Financial, in a transaction with a total value of approximately $3.3 billion, including the assumption of approximately $1.3 billion of American Financial’s secured debt.

Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Our property management and investment business, which operates under the name Gramercy Realty, historically focused on the acquisition and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity, but are divisions through which our commercial real estate finance and property investment businesses are conducted.

In September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to Gramercy Realty’s senior mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s $240.5 million mortgage loan, or the Goldman Mortgage Loan, Gramercy Realty’s $549.7 million senior and junior mezzanine loans, or the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty’s assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to those agreements, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, our total assets and liabilities are expected to decline. If the transfer had happened as of December 31, 2010, our assets would have declined from approximately $5.5 billion to approximately $2.8 billion and our liabilities would have declined from approximately $6.0 billion to approximately $2.9 billion. Our consolidated financial statements would have reflected significant liquidity, including cash and cash equivalents of approximately $185.8 million and we would have no recourse debt obligations outstanding. We anticipate all transfers under the Settlement Agreement to be completed by December 15, 2011. After all transfers are complete, we expect to own a portfolio of commercial real estate with an aggregate book value of approximately $108.5 million, in addition to approximately $1.2 billion of loan investments, approximately $1.0 billion of CMBS, and approximately $463.1 million in other assets, based on our Consolidated Balance Sheet as of December 31, 2010.

We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our finance business primarily through two private REITs, Gramercy Investment Trust and Gramercy Investment Trust II, and our commercial real estate investment and property management business through various wholly owned entities as of December 31, 2010.

During 2010, we recorded impairment charges totaling $912.1 million in continuing operations to reduce the carrying value of 692 properties to estimated fair value. All of the impaired properties are part of the Gramercy Realty portfolio and serve as collateral for the Goldman Mezzanine Loans. Substantially all of the impaired properties will be transferred to the mezzanine lenders pursuant to the Settlement Agreement. As a result of recording these impairments, our total stockholders’ equity, or book equity, is negative $493.9 million as of December 31, 2010 as compared to a positive book equity balance of $566.2 million as of December 31, 2009. The carrying value of liabilities associated with the impaired properties have not been adjusted and remained outstanding as of December 31, 2010. As of December 31, 2010, the liabilities of the impaired properties exceed the carrying value of the assets and accordingly, the subsequent transfer of assets and liabilities pursuant to the Settlement Agreement will generate gains as the carrying values of such liabilities are reduced to $0, which in turn will reduce our negative book equity balance. After all transfers under the Settlement Agreement are complete, which we anticipate will occur by December 15, 2011, we expect that stockholders’ equity will remain negative, however, such negative balance will be substantially lower than the negative $493.9 million balance presented on the December 31, 2010 balance sheet.

Prior to the internalization of our management in April 2009, we were externally managed and advised by GKK Manager LLC, or the Manager, then a wholly-owned subsidiary of SL Green, which owned approximately 10.7% of the outstanding shares of our common stock as of December 31, 2010 and is our largest stockholder. On April 24, 2009, we completed the internalization of our management through the direct acquisition of the Manager from SL Green. As a result of the internalization, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and we added 77 former employees of the Manager to our own staff.

We have elected to be taxed as a REIT under the Internal Revenue Code and generally will not be subject to U.S. federal income taxes to the extent we distribute our taxable income, if any, to our stockholders. We have in the past established, and may in the future establish TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.

Unless the context requires otherwise, all references to “we,” “our” and “us” mean Gramercy Capital Corp, a Maryland corporation, and one or more of its subsidiaries, including our Operating Partnership.

Since our inception, we have completed debt investment transactions in a variety of markets and secured by a variety of property types. Beginning in the second quarter of 2007, the sub-prime residential lending and single family housing markets in the U.S. began to experience significant default rates, declining real estate values and increasing backlog of housing supply, and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. Concerns in the residential sector of the capital markets quickly spread more broadly into the asset-backed, commercial real estate, corporate and other credit and equity markets. The factors described above continued through mid-2009 and resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit. Despite signs of improvement in 2010 and to date in 2011, market conditions remain challenging and we continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

Credit spreads on commercial mortgages (i.e., the interest rate spread over given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (a) supply and demand for such mortgage loans; (b) perceived risk of the underlying real estate collateral cash flow; and (c) capital markets execution for the sale or financing of such commercial mortgage assets. The number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity results in credit spreads increasing. During periods of volatility, the number of lenders participating in the market may change at an accelerated pace. For existing loans, when credit spreads widen, the fair value of these loans decreases, even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed. Accordingly, when a lender wishes to sell or finance the loan, the reduced value of the loan may reduce the total sale or borrowing proceeds that the lender will receive.

Although credit and liquidity conditions have improved during 2010 and to date in 2011, the current market continues to provide increasing challenges to both our industry and our company. We continue to believe commercial real estate and commercial real estate lending can provide attractive risk-adjusted returns; however, we continue to experience the following: (i) reduced access to capital, and increased cost of financing, (ii) reduced cash available for distribution to stockholders, particularly as our debt portfolio is reduced by scheduled maturities and prepayments, (iii) increased instances of defaults by borrowers and tenants and (iv) depressed loan originations and acquisitions.

During 2008, 2009 and 2010, the global capital markets experienced volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector was acute. Transaction volume declined significantly, credit spreads for forms of mortgage debt investments reached all-time highs, and other forms of financing from the debt markets were dramatically curtailed. The dislocation in the debt capital markets, coupled with a recession in the United States, reduced property valuations and has adversely impacted commercial real estate fundamentals. These developments impact and have impacted the performance of our portfolio of financial and real property assets. Among other things, such conditions resulted in our recognizing significant amounts of loan loss reserves and impairments, narrowed our margin of compliance with debt and CDO covenants, depressed the price of our common stock and effectively removed our ability to raise public capital. It reduced our borrowers’ ability to repay their loans, and when combined with declining real estate values on our collateral for such loans, increased the likelihood that we would continue to take further loan loss reserves. Additionally, it led to increased vacancies in our properties.

We responded to these difficult conditions by decreasing investment activity, other than reinvestment of available restricted cash within our CDOs, to maintain our liquidity, extending debt maturities and restructuring certain of our debt facilities. In addition, beginning with the third quarter of 2008, our board of directors elected to not pay the dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for nine quarters as of December 31, 2010. As a result, we have accrued dividends for over six quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors relating to election of directors. Based on current estimates of our taxable loss, we expect that we will have no distribution requirements in order to maintain our REIT status for the 2010 tax year and we expect that we will continue to elect to retain capital for liquidity purposes until the requirement to make a cash distribution to satisfy our REIT requirements arise. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full. We do not know when or if we will pay future dividends, including accumulated and unpaid dividends on the Series A preferred stock.

During 2010, we remained focused on improving our consolidated balance sheet by reducing leverage, generating liquidity from existing assets, actively managing portfolio credit, accretively re-investing repayments from our loan and CMBS investments and renewing expiring leases.

In December 2010, we closed on the sale of investments to SL Green, including non-controlling co-investment positions such as the 45% joint venture interests in the leased fee at 885 Third Avenue and 2 Herald Square, the entire leased fee interest in 292 Madison Avenue and a $38.7 million mezzanine loan secured by equity interests in 601 West 26th Street, New York, NY, also known as the Starrett-Lehigh Building, for an aggregate price of $390.8 million, including the assumption of $265.6 million of mortgage debt. Net of associated costs and including the release of approximately $6.0 million posted as cash collateral for related letters of credit, these transactions increased our unrestricted corporate liquidity by approximately $89.9 million and increased our restricted cash in one of our CDOs by approximately $38.9 million.

In November 2010, we completed a tender offer for approximately 23.4% of the outstanding shares of our Series A preferred stock or 1,074,178 shares at $15.00 per preferred share. Subsequent to the tender, 3,525,822 shares remain outstanding. Net of expenses, the tender offer used approximately $16.6 million of unrestricted cash and resulted in the extinguishment of accrued preferred stock dividends of approximately $4.4 million for no additional proceeds. The excess of the carrying amount of tendered Series A preferred stock over the consideration resulted in an increase in book value to the common stockholders of approximately $13.7 million.

In June 2010, we redeemed the remaining $52.5 million of junior subordinated notes liabilities by transferring to the holders of the junior subordinated notes an equivalent par value amount of various classes of bonds issued by our CDOs which were previously purchased by us in the open market and cash equivalents of $5.0 million. This redemption eliminated the liability for our junior subordinated notes from our consolidated financial statements, which had an original balance of $150.0 million. Additionally, during 2010, we repurchased $39.0 million of CDO bonds previously issued by two of our three CDOs, generating gains on early extinguishment of debt of approximately $19.4 million. As a result of these and other transactions executed during the year, we increased our unrestricted cash on our balance sheet during the year by approximately $82.5 million to $220.8 million at December 31, 2010, increased restricted cash available for portfolio investments within two of our three CDOs by approximately $63.1 million to approximately $90.0 million at December 31, 2010 and reduced our secured and other debt by approximately $187.9 million to approximately $4.9 billion at December 31, 2010.

We also sought to extend or restructure the Goldman Mortgage Loan with GSMC, Citicorp, and SL Green, and the Goldman Mezzanine Loans with KBS, GSMC, Citicorp and SL Green. The Goldman Mortgage Loan is collateralized by approximately 195 properties held by Gramercy Realty and the Goldman Mezzanine Loans are collateralized by the equity interest in substantially all of the entities comprising our Gramercy Realty division, including its cash and cash equivalents totaling $35.0 million of our unrestricted cash as of December 31, 2010. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans on March 11, 2011, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions fail. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to the mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of Gramercy Realty’s assets on behalf of such mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, our total assets and liabilities are expected to decline substantially.

During the second quarter of 2010, our board of directors retained a financial adviser to conduct discussions with various third parties regarding potential transactions to recapitalize our company. We received indications of interest from several of these parties regarding a variety of potential transactions that ranged from the acquisition of our entire company to acquisitions of parts of our assets or business, joint ventures with either or both of our Finance and Realty divisions, externalization of our management function and investment of capital through new issuances of our equity or debt securities. Some indications of interest contemplated change of control transactions or, at a minimum, significant changes in the composition of our management team and board of directors. All indications of interest were subject to significant additional due diligence by the parties submitting them and to the satisfaction of substantial qualifications and conditions, including but not limited to eliminating various of our contingent and other liabilities, restructuring Gramercy Realty indebtedness, repurchasing certain of our equity securities (including our Series A preferred stock), selling certain of our assets and obtaining the approval of our stockholders.

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

Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, CMBS, and other real estate related securities. Our property management and investment business, which operates under the name Gramercy Realty, historically focused on the acquisition and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are for the most part deposit taking commercial banks, thrifts and credit unions, which we generally refer to as “banks.” Our portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, Wells Fargo Bank, Regions Financial, and Citizen Financial, and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of us through which our commercial real estate finance and property investment businesses are conducted.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans, and other lending investments and CMBS investments as of December 31, 2010 and December 31, 2009, were as follows (dollars in thousands):

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR(2)
	2010	2009	2010	2009	2010	2009	2010	2009
Whole loans, floating rate	$659,095	$830,617	58.7%	60.2%	—	—	330 bps	454 bps
Whole loans, fixed rate	132,268	122,846	11.8%	8.9%	7.16%	6.89%	—	—
Subordinate interests in whole loans, floating rate	75,066	76,331	6.7%	5.5%	—	—	297 bps	246 bps
Subordinate interests in whole loans, fixed rate	46,468	44,988	4.1%	3.2%	6.01%	7.46%	—	—
Mezzanine loans, floating rate	152,349	190,668	13.5%	13.7%	—	—	754 bps	577 bps
Mezzanine loans, fixed rate	48,828	85,898	4.3%	6.2%	12.69%	8.08%	—	—
Preferred equity, floating rate	5,224	28,228	0.5%	2.0%	—	—	350 bps	1,064 bps
Preferred equity, fixed rate	4,230	4,256	0.4%	0.3%	7.25%	7.23%	—	—
Subtotal/Weighted average	1,123,528	1,383,832	100.0%	100.0%	8.09%	7.39%	400 bps	476 bps
CMBS, floating rate	50,798	67,876	5.1%	6.9%	—	—	394 bps	254 bps
CMBS, fixed rate	954,369	916,833	94.9%	93.1%	8.37%	7.84%	—	—
Subtotal/Weighted average	1,005,167	984,709	100.0%	100.0%	8.37%	7.84%	394 bps	254 bps
Total	$2,128,695	$2,368,541	100.0%	100.0%	8.32%	7.74%	400 bps	463 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses and other adjustments.
(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for two of our CDOs expired in July 2010 and July 2011, respectively, and will expire for our other CDO in August 2012. In the past, our ability to reinvest has been instrumental in maintaining compliance with the overcollateralization and interest coverage tests for our CDOs. Following the conclusion of each CDO’s reinvestment period, our ability to maintain compliance with such tests for that CDO will be negatively impacted.

As of December 31, 2010, Gramercy Finance also held interests in one CTL investment and eight interests in real estate acquired through foreclosures.

As of December 31, 2010, Gramercy Realty owned a portfolio comprised of 625 bank branches, 321 office buildings and two land parcels, of which 54 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 25.3 million rentable square feet and its unconsolidated properties aggregated approximately 251 thousand rentable square feet. As of December 31, 2010, the occupancy of Gramercy Realty’s consolidated properties was 82.6% and the occupancy for its unconsolidated properties was 100%. Gramercy Realty’s two largest tenants are Bank of America and Wells Fargo Bank and as of December 31, 2010, they represented approximately 41.0% and 15.3%, respectively, of the rental income of Gramercy Realty’s portfolio and occupied approximately 42.7% and 16.6%, respectively, of its total rentable square feet.

Summarized in the table below are our key property portfolio statistics as of December 31, 2010:

	Number of Properties		Rentable Square Feet		Occupancy
Properties(1)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Branches	571	583	3,689,190	3,726,399	84.4%	85.5%
Office Buildings	321	324	21,613,441	21,847,249	82.3%	85.9%
Land	2	6	—	—	—	—
Total	894	913	25,302,631	25,573,648	82.6%	85.9%

(1)	Excludes investments in unconsolidated joint ventures. Approximately 872 properties, of which 54 properties are held by an unconsolidated joint venture, comprising approximately 20.9 million rentable square feet, or the lender portfolio, are expected to be subject to the Settlement Agreement and ownership will be transferred to Gramercy Realty’s mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of the properties. In addition, our Dana portfolio, which consists of 15 properties comprising approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. We will continue to manage the lender portfolio.

Gramercy Realty typically and historically entered into long-term net leases with our financial institution tenants. As of December 31, 2010, the weighted average remaining term of our leases was 8.5 years and approximately 70.6% of our base revenue was derived from triple-net and bond-net leases. With in-house capabilities in acquisitions, asset management, property management and leasing, we are focused on maximizing the value of our portfolio through acquisitions and strategic sales and through effective and efficient property management and leasing operations.

We rely on the credit and equity markets to finance and grow our business. Beginning in the second quarter of 2007, the sub-prime residential lending and single family housing markets in the United States began to experience significant default rates, declining real estate values and increasing backlog of housing supply, and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. Concerns in the residential sector of the capital markets quickly spread more broadly into the asset-backed, commercial real estate, corporate and other credit and equity markets. The factors described above continued through mid 2009 and resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit. Despite signs of improvement in 2010 and to date in 2011, market conditions remained difficult for us with limited, if any, availability of new debt or equity capital. Our stock price remained low and we currently have limited, if any availability to the public or private equity capital markets. In this environment, we have sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing our loan portfolio to encourage repayments, as well as reducing capital and overhead expenses and as a result, have engaged in limited new investment activity, other than reinvestment of available restricted cash within our CDOs.

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term (within the next 12 months)

liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consists of (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Interim Management Agreement for the lender portfolio; and, to a lesser extent, (vi) new financings or additional securitization or CDO offerings and (vii) proceeds from additional common or preferred equity offerings. We do not anticipate having the ability in the near term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Substantially all of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of the CDOs, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of July 2011, our 2005 and 2006 CDOs were in compliance with their interest coverage and asset overcollateralization covenants, however the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDOs to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the April 2011, January 2011, October 2010, July 2010 and April 2010 distribution dates and our 2007 CDO failed its overcollateralization test at the August 2011, May 2011, February 2011, November 2010, August 2010, May 2010 and February 2010 distribution dates. The chart below is a summary of our CDO compliance tests as of the most recent distribution date (July 25, 2011 for our 2005 and 2006 CDOs and August 19, 2011 for our 2007 CDO):

Cash Flow Triggers	CDO 2005-1	CDO 2006-1	CDO 2007-1
Overcollateralization(1)
Current	118.96%	109.21%	87.26%
Limit	117.85%	105.15%	102.05%
Compliance margin	1.11%	4.06%	-14.79%
Pass/Fail	Pass	Pass	Fail
Interest Coverage(2)
Current	650.49%	695.19%	N/A
Limit	132.85%	105.15%	N/A
Compliance margin	517.64%	590.04%	N/A
Pass/Fail	Pass	Pass	N/A

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by us. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the asset’s recovery rate which is determined by the rating agencies.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

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

In early June 2011, our board of directors created a special committee to evaluate strategic alternatives of our Company following the anticipated disposition of our Realty division’s assets. The committee is authorized to engage a financial advisor to assist in this process.

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

Variable Interest Entities

Consolidated VIEs

As of December 31, 2010, the Consolidated Balance Sheet includes $2,387,513 of assets and $2,851,912 of liabilities related to four consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, our net exposure to loss from investments in these entities is $0.

Collateralized Debt Obligations

We currently consolidate three collateralized debt obligations, or CDOs, which are VIEs. These CDOs invest in commercial real estate debt instruments, the majority of which we originated within the CDOs, and are financed by the debt and equity issued. We are named as collateral manager of all three CDOs. As a result of consolidation, our subordinate debt and equity ownership interests in these CDOs have been eliminated, and the Consolidated Balance Sheet reflects both the assets held and debt issued by these CDOs to third parties. Similarly, the operating results and cash flows include the gross amounts related to the assets and liabilities of the CDOs, as opposed to our net economic interests in these CDOs. Refer to Note 8 for further discussion of fees earned related to the management of the CDOs.

Our interest in the assets held by these CDOs is restricted by the structural provisions of these entities, and the recovery of these assets will be limited by the CDOs’ distribution provisions, which are subject to change due to non-compliance with covenants, which are described further in Note 8. The liabilities of the CDO trusts are non-recourse, and can generally only be satisfied from the respective asset pool of each CDO.

We are not obligated to provide any financial support to these CDOs. As of December 31, 2010, we have no exposure to loss as a result of the investment in these CDOs. Since we are the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, we have concluded that we are the primary beneficiary of the CDOs.

Unconsolidated VIEs

Investment in Commercial Mortgage-Backed Securities

We have investments in CMBS, which are considered to be VIEs. These securities were acquired through investment, and are primarily comprised of securities that were originally investment grade securities, and do not represent a securitization or other transfer of our assets. We are not named as the special servicer or collateral manager of these investments, except as discussed further below.

We are not obligated to provide, nor have we provided, any financial support to these entities. The majority of our securities portfolio, with an aggregate face amount of $1,228,050, is financed by our CDOs, and our exposure to loss is therefore limited to our interests in these consolidated entities described above. We have not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment. We do not directly control the activities that most significantly impact the VIEs’ economic performance.

We further analyzed our investment in controlling class CMBS to determine if we were the primary beneficiary. At December 31, 2010, we owned securities of one controlling non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust. The carrying value of the investment was $0 at December 31, 2010. The total par amount of CMBS issued by the CMBS trust was $633,654.

The Trust is a resecuritization of $633,654 of CMBS originally rated AA through BB. We purchased a portion of the below investment grade securities, totaling approximately $27,300. The Manager is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. We have determined that we are the non-transferor sponsor of the Trust. As collateral administrator, the Manager has the right to purchase defaulted securities from the Trust at fair value if very specific triggers have been reached. We have no other rights or obligations that could impact the economics of the Trust and therefore have concluded that we are not the primary beneficiary. The Manager can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. Neither we nor the Manager has any on-going financial obligations, including advancing, funding or purchasing collateral in the Trust.

Our maximum exposure to loss as a result of its investment in controlling class CMBS totaled $0, which equals the book value of these investments as of December 31, 2010.

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

In leasing office space, we may provide funding to the lessee through a tenant allowance. In accounting for tenant allowances, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership of such improvements. If we are considered the owner of the leasehold improvements, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.

We also review the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose for assets held for sale. These assessments are recorded as an impairment loss in our Consolidated Statements of Operations in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.

During 2010, we recorded impairment charges of $933,884 related to our investments in real estate, including $85,294 of impairments on intangible assets. Impairment charges for properties classified as held for investment were $913,648 and $20,236 has been recorded on properties reclassified as discontinued operations. We recorded impairment charges totaling $912,147 in continuing operations during 2010 to reduce the carrying value of 692 properties to estimated fair value. All of the impaired properties served as collateral for the Goldman Mezzanine Loans and are part of the Gramercy Realty portfolio. We also recorded impairment charges on three leasehold properties totaling $1,501 based on the difference between estimated cash flow shortfalls over the sub-tenants’ lease term. No other real estate assets in the portfolio were determined to be impaired as of December 31, 2010 as a result of the analysis. The estimated fair values for the properties serving as collateral for the Goldman Mezzanine loans were calculated using discounted cash flows based on internally developed models and residual values calculated with capitalization rates utilizing a study completed by a third party property management provider for similar types of buildings. We identified several possible future outcomes and applied a probability-weighted approach to estimate the future undiscounted cash flows. We determined as of December 31, 2010, based on the likelihood of the possible outcomes and the probability-weighted undiscounted cash flows, that our investments in real estate were impaired.

The assessment as to whether a real estate investment is impaired is highly subjective. The calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

We allocate the purchase price of real estate to land, building and intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases.

In April 2008, we acquired via a deed in lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York. In July 2010, we acquired the remaining 60% interest in Whiteface Lodge. In connection with this acquisition, we acquired 521 fractional residential condominium units. These fractional residential condominium units are included in Other Real Estate Investments on our Consolidated Balance Sheets.

Leasehold Interests

Leasehold interest liabilities are recorded based on the difference between our estimate of the cash flows expected to be paid and earned from the subleases over the non-cancelable lease terms and any payments received in consideration for assuming the leasehold interests. Factors used in determining the net present value of cash flows include contractual rental amounts and amounts due under the corresponding operating lease assumed. Amounts allocated to leasehold interests, based on their respective fair values, are amortized on a straight-line basis over the remaining lease term.

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and we are not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to us. As of December 31, 2010 and 2009, we had investments of $3,650 and $108,465 in unconsolidated joint ventures, respectively.

Assets Held for Sale

Real Estate and CTL Investments Held for Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of December 31, 2010 and 2009, we had real estate investments held for sale of $28,660 and $841, respectively. We recorded impairment charges of $20,236, $24,507 and $0, during the years ended December 31, 2010, 2009 and 2008, respectively, related to real estate investments classified as held-for-sale.

None of the properties that serve as collateral for the Goldman Mortgage and Goldman Mezzanine Loans met the criteria to be classified as held for sale as of December 31, 2010. These properties do not meet the criteria to be classified as held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of these properties are included in the Consolidated Balance Sheets as of December 31, 2010 and 2009 and their results of operations are presented as part of continuing operations in the Consolidated Statements of Operations for all periods presented. The assets and liabilities of these properties will be removed from the Consolidated Balance Sheet and the results of operations will be reclassified to discontinued operations in the Consolidated Statements of Operations upon the ultimate disposition of each property.

Loans and Other Lending Investments Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of December 31, 2010 and 2009, we had no loans and other lending investments designated as held for sale. We recorded impairment charges of $2,000, $138,570 and $0, related to the mark-to-market of the loans designated as held-for-sale during the years ended December 31, 2010, 2009 and 2008, respectively.

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

During the year ended December 31, 2010, we sold nine CMBS investments due to credit events for a realized loss of $294. During the year ended December 31, 2009, we did not sell any CMBS investments.

Pledged Government Securities

We maintain a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in our real estate portfolio. We do not intend to sell the securities and believe it is more likely than not that we will realize the full amortized cost basis of the security over their remaining life. These securities had a carrying value of $92,918, a fair value of $96,729 and unrealized gains of $3,811 at December 31, 2010, and have maturities that extend through November 2013.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of December 31, 2010 and December 31, 2009 were $5,440 and $8,172, respectively. We continually review receivables related to rent, tenant reimbursements and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for doubtful accounts or record a direct write-off of the receivable in the Consolidated Statements of Income.

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

Above-market and below-market lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.

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

During 2010, we recorded impairment charges of $76,083 and $9,211 related to in-place lease and above-market lease asset intangibles, respectively. We recorded impairment charges to reduce the carrying value of assets, serving as collateral for the Goldman Mezzanine Loans, to estimated fair value.

Valuation of Financial Instruments

ASC 820-10, “Fair Value Measurements and Disclosures,” among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and will require a lesser degree of judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment to be utilized in measuring fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

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

The three broad levels defined are as follows:

Level I — This level is comprised of financial instruments that have quoted prices that are available in active markets for identical assets or liabilities. The types of financial instruments included in this category are highly liquid instruments with quoted prices.

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

At December 31, 2010, we measured certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale CMBS securities and derivative instruments. We calculated the fair value using Level III inputs that required management to make significant judgments and assumptions.

CMBS available for sale:  The fair values of our available for sale CMBS securities are generally valued by a combination of (i) obtaining assessments from third-party dealers and (ii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities.

Derivative instruments:  Fair values of our derivative instruments are valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance.

At December 31, 2010, we measured certain assets at fair value on a nonrecurring basis, including real estate investments, held to maturity CMBS securities, and lending investments.

Real Estate investments:  The real estate investments identified for impairment are collateral under the Goldman Mezzanine Loans. The impairment is calculated by comparing our internally developed discounted cash flows to the carrying value of the respective property. The discounted cash flows require significant judgmental inputs on each property, which include assumptions regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements and other factors deemed necessary by management.

Loans subject to impairments or reserves for loan loss:  The loans identified for impairment or reserves for loan loss are collateral dependent loans. Impairment or reserves for loan loss on these loans are measured by comparing management’s estimation of fair value of the underlying collateral to the carrying value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

CMBS:  CMBS securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in limited cases where such assessments are unavailable or, in the opinion of management deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities.

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

We recognize sales of real estate properties only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sale price is reasonably assured and we are not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate.

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

We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and subsequent cash receipts are applied to principal or recognized as income when received. At December 31, 2010, we had one second lien loan with an aggregate carrying value of $0 and one third lien loan with an aggregate carrying value of $0, which were classified as non-performing loans. At December 31, 2009, we had three first mortgage loans with an aggregate carrying value of $55,122, four mezzanine loans with an aggregate carrying value of $319, one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

We classify loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which we consider to be 90 days from the measurement date. At December 31, 2010, we had one first mortgage loan with a carrying value of $13,222 and two mezzanine loans with an aggregate carrying value of $9,826 were classified as sub-performing. At December 31, 2009, four first mortgage loans with an aggregate carrying value of $160,212 were classified as sub-performing.

For the years ended December 31, 2010, 2009 and 2008, we recognized $1,482, $0, and $1,256, respectively, in net gains from the sale of debt investments or commitments.

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

We consider the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment), and compare it to the carrying value of the loan. The determination of the estimated fair value is based on the key characteristics of the collateral type, collateral location, quality and prospects of the sponsor, the amount and status of any senior debt, and other factors. We also include the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates. We also consider if the loan’s terms have been modified in a troubled debt restructuring. Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the carrying value at the balance sheet date.

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb losses. During the year ended December 31, 2010, we incurred charge-offs totaling $239,078 relating to realized losses on ten loans. During the year ended December 31, 2009, we incurred charge-offs totaling $188,574 relating to realized losses on 16 loans. We maintained a reserve for loan losses of $263,516 against 19 separate investments with a carrying value of $438,541 as of December 31, 2010 and a reserve for loan losses of $418,202 against 23 separate investments with a carrying value of $536,445 as of December 31, 2009.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets as of December 31, 2010 and 2009 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

Stock-Based Compensation Plans

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

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2010 and 2009.

	2010	2009
Dividend yield	5.7%	14.0%
Expected life of option	5.0 years	5.0 years
Risk-free interest rate	2.65%	1.72%
Expected stock price volatility	75.0%	90.0%

Incentive Distribution (Class B Limited Partner Interest)

Prior to our internalization, the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of our Operating Partnership) exceed the product of our weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts became probable and reasonably estimable in accordance with our partnership agreement. These cash distributions reduced the amount of cash available for distribution to the common unit holders in our Operating Partnership and to our common stockholders. In April 2009, we completed the internalization of our management through the direct acquisition of the Manager from SL Green. Accordingly, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and Class B limited partner interests have been cancelled. No incentive distribution was earned for the years ended December 31, 2010 and 2009. We incurred approximately $2,350 with respect to incentive distributions on such Class B limited partner interests for the year ended December 31, 2008.

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

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, we use derivatives primarily to hedge cash flow variability caused by interest rate fluctuations of our liabilities. Each of our CDOs maintains a maximum amount of allowable unhedged interest rate risk. Our 2005 CDO permits 20% of the net outstanding principal balance and our 2006 and 2007 CDOs permits 5% of the net outstanding principal balance to be unhedged.

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

For the years ended December 31, 2010, 2009 and 2008, we recorded $966, $2,495 and $53 of income tax expense, respectively. Tax expense for the years ended December 31, 2010 and 2009 is comprised entirely of state and local taxes. Included in tax expense for the year ended December 31, 2009 is an accrual for state income taxes on the gain on extinguishment of debt of $119,305. Under federal law, we are allowed to defer this gain until 2014; however, not all states follow this federal rule.

Results of Operations

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenues

	2010	2009	$ Change
Rental revenue	$311,069	$318,075	$(7,006)
Investment income	166,642	184,607	(17,965)
Operating expense reimbursements	114,304	119,718	(5,414)
Other income	15,133	4,688	10,445
Total revenues	$607,148	$627,088	$(19,940)
Equity in net loss from unconsolidated joint ventures	$(4,139)	$(2,524)	$(1,615)
Gain on extinguishment of debt	$19,443	$119,305	$(99,862)

Rental revenue for the year ended December 31, 2010 is primarily comprised of revenue earned on our portfolio of 894 properties owned by our Gramercy Realty division. The decrease in rental revenue of $7,006 is primarily due to accelerated amortization of lease intangibles of $8,596, reduced rental income due to lease terminations and expirations in 2010 of $5,918 within our Gramercy Realty portfolio. These are offset by $5,062 of additional rental income from the Bank of America Dana portfolio due to the assumption of third party tenants as part of the required space reduction by Bank of America, $1,174 related to properties we foreclosed on since June 2009, $659 on a property we acquired controlling interest in June 2010, and contractual rent increase, new leasing and lease renewals on our remaining portfolio.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the year ended December 31, 2010, $99,392 was earned on fixed rate investments while the remaining $67,250 was earned on floating rate investments. For the year ended December 31, 2009, $83,346 was earned on fixed rate investments while the remaining $101,261 was earned on floating rate investments. The decrease of $17,965 over the prior period is primarily due to the suspension of interest income accruals on certain payment-in-kind loans, a decrease in the size of our portfolio of loans and other leading instruments by approximately $239,846, and a decline in LIBOR interest rates in 2010 compared to 2009.

Operating expense reimbursements were $114,304 for the year ended December 31, 2010 and $119,718 for the year ended December 31, 2009. The decrease of $5,414 was primarily related to a decrease in property operating expenses which caused a decrease in reimbursement income of $8,639. The decrease is partially offset by a $3,211 increase in reimbursements due to the change in the billing of overtime HVAC and $925 increase in the Bank of America Dana portfolio due to the assumption of third party tenants as part of the required space reduction by Bank of America in June 2009.

Other income of $15,133 for the year ended December 31, 2010 is primarily composed of operating income from properties we foreclosed on since June 2009 of $1,527, operating income from a property we acquired controlling interest in June 2010 of $3,460, interest earned on restricted cash balances and other cash balances held by us of $3,275, lease termination fees of $2,483, gains on sales of $1,476 and other income of $2,912. For the year ended December 31, 2009, other income of $4,688 is composed of interest earned on restricted cash balances and other cash balances held by us of $3,641, other income of $781, and lease termination of $266.

The loss on investments in unconsolidated joint ventures of $4,139 for the year ended December 31, 2010 represents our proportionate share of the income generated by three of our joint venture interests including $4,347 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $208. The loss on investments in unconsolidated joint ventures of $2,524 for the year ended December 31, 2009 represents our proportionate share of income generated by three of our joint venture interests including $4,347 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $1,823. As of December 31, 2010, we classified three investments in joint ventures as discontinued operations, which had income of $11,004 and $10,486 and FFO of $11,004 and $10,605, for the years ended December 31, 2010 and 2009, respectively. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

During the year ended December 31, 2010, we repurchased, at a discount, approximately $39,000 of notes previously issued by two of our three CDOs, generating a net gain on extinguishment of debt of $19,443. In March 2009, we entered into an amendment and compromise agreement with KeyBank National Association, or KeyBank, to settle and satisfy the existing loan obligations under the $175,000 unsecured facility at a discount for a cash payment of $45,000, and a future maximum cash payment of up to $15,000 from 50% of all cash distributions received by us after May 2009 from certain junior tranches and preferred classes of securities under our CDOs, which was fully satisfied in January 2010. We recorded a net gain of $107,179 as a result of this agreement. In December 2009, we entered into a termination agreement with Wachovia, to settle and satisfy in full the pre-existing loan obligation of $44,542 under the secured term loan and credit facility. We made a one-time cash payment of $22,500 and executed and delivered to Wachovia a subordinate participation interest in our 50% interest in one of the four mezzanine loans formerly pledged under the credit facility. We recorded a gain on extinguishment of debt of $12,126 pursuant the termination agreement.

Expenses

	2010	2009	$ Change
Property operating expenses	$1,097,137	$206,931	$890,206
Interest expense	198,107	229,493	(31,386)
Depreciation and amortization	108,232	111,681	(3,449)
Management, general and administrative	33,293	39,380	(6,087)
Management fees	—	7,787	(7,787)
Impairment on securities and loans held for sale	39,453	151,081	(111,628)
Impairment on business combination, net	2,722	—	2,722
Provision for loan loss	84,392	517,784	(433,392)
Provision for taxes	966	2,495	(1,529)
Total Expenses	$1,564,302	$1,266,632	$297,670

Property operating expenses is comprised of expenses incurred on our portfolio of 894 properties owned by our Gramercy Realty division, which increased $890,206 from the $206,931 recorded in the year ended December 31, 2009 to $1,097,137 recorded in the year ended December 31, 2010. The increase is attributable to increased non-cash impairment charges of $894,715, increased rent expense of $712 on our Schwab Harborside building, $3,151 of expenses related to properties we foreclosed on since June 2009, and $4,221 on a property we acquired a controlling interest in June 2010. Substantially all of the impairments recorded for the year ended December 31, 2010 were related to properties that served as collateral for Gramercy Realty’s $549,713 senior and junior mezzanine loans. These are partially offset by reductions in real estate tax assessments of $3,349, lower utilities costs of $3,110 due to the reduced over-time HVAC charges, decrease in bad debt expense by $5,289, lower property management costs of $1,549 and cost savings initiative related to the operations of our real estate.

Interest expense was $198,107 for the year ended December 31, 2010 compared to $229,493 for the year ended December 31, 2009. The decrease of $31,386 is primarily attributed to reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the year ended December 31, 2010 compared to the year ended December 31, 2009, as well as lower average principal balances outstanding over the same periods due to debt extinguishments, repayments using proceeds from additional cash repayments, sales of certain investments that served as collateral for these borrowings and reduced amortization of financing costs.

We recorded depreciation and amortization expenses of $108,232 for the year ended December 31, 2010, compared to $111,681 for the year ended December 31, 2009. The decrease of $3,449 is primarily due to $4,302 of lower amortization expense on in-place lease intangible assets reflecting the expiration or termination of related leases and $865 of lower amortization on loan costs. This is partially offset by increased depreciation expense on capital additions, tenant improvements and leasing costs of $1,719.

Management, general and administrative expenses were $33,293 for the year ended December 31, 2010, compared to $39,380 for the same period in 2009. The decrease of $6,087 includes $5,010 of expense for costs incurred in connection with the internalization of the Manager, the acquisition costs were expensed in the period incurred, $5,416 of lower legal and professional fees and $1,779 of other cost savings in 2010. The decrease in legal and professional fees is primarily related to loan enforcement and restructurings completed during 2009, costs incurred in connection with modifications sought with respect to our CDOs, and approximately $1,626 of fees and costs incurred in connection with the exchange agreement with certain affiliates of Taberna Capital Management, LLC, or Taberna, pursuant to which a subsidiary of our Operating Partnership and Taberna agreed to exchange $97,500 of the junior subordinated notes for $97,533 face amount of bonds previously issued by our CDOs. These are offset by about $6,150 of increased salaries, benefits and other administrative costs previously borne by SL Green prior to the internalization of our management in May 2009.

Management fees of $7,787 were expensed for the year ended December 31, 2009. We did not record any management fees for the year ended December 31, 2010. The decrease is due primarily to the internalization of the Manager, which took place on April 24, 2009. The internalization was completed through a direct acquisition of the Manager, which was previously then a wholly-owned subsidiary of SL Green. Upon completion of the internalization, all management fees payable by us to the Manager were eliminated.

During the year ended December 31, 2010, we recorded impairment charges totaling $39,453, consisting of $2,000 on one loan previously classified as held for sale and an other-than-temporary impairment of $37,453 due to adverse changes in expected cash flows related to credit losses for 14 CMBS investments. Impairment charges on loans were taken to reduce the carrying value of loans-held-for sale to their fair value based upon anticipated selling prices.

During the year ended December 31, 2010, we recorded an impairment charge of $2,722 related to the acquisition of the 60% interest in the Whiteface Lodge.

Provision for loan losses was $84,392 for the year ended December 31, 2010, compared to $517,784 for the year ended December 31, 2009, a decrease of $433,392. The provision was based upon periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets and a difficult operating environment.

Provision for taxes was $966 for the year ended December 31, 2010, versus $2,495 for the year ended December 31, 2009. The decrease of $1,529 is primarily related to a lower state income tax accrual on the gain on extinguishment of debt in the year ended December 31, 2010.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Revenues

	2009	2008	$ Change
Rental revenue	$318,075	$222,045	$96,030
Investment income	184,607	254,821	(70,214)
Operating expense reimbursements	119,718	92,469	27,249
Other income	4,688	15,373	(10,685)
Total revenues	$627,088	$584,708	$42,380
Equity in net income from unconsolidated joint ventures	$(2,524)	$(2,432)	$(92)
Gain on extinguishment of debt	$119,305	$77,234	$42,071

Rental revenue for the year ended December 31, 2009 is primarily comprised of revenue earned on our portfolio of 894 properties owned by our Gramercy Realty division. The increase in rental revenue of $96,030 is primarily due to acquisition of American Financial. Accordingly, rental revenue of $222,045 for the year ended December 31, 2008 only includes rental revenue from the American Financial acquisition beginning in April 1, 2008, the closing date of the transaction. Additionally, we assumed new third party tenants that previously were sub-tenants of Bank of America, received as part of a space reduction required by their lease in connection with the Dana Portfolio and due to higher non-cash market lease amortization reflecting the impact of purchase price allocation adjustments finalized in the first quarter of 2009.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the year ended December 31, 2009, $83,346 was earned on fixed rate investments while the remaining $101,261 was earned on floating rate investments. The decrease of $70,214 over the prior period is primarily due to an increase in non-performing loans, the suspension of interest income accruals on certain payment-in-kind loans, a decrease in the size of our portfolio of loans and other leading instruments by approximately $714,905, and a decline in LIBOR interest rates in 2009 compared to 2008.

Operating expense reimbursements of $119,718 for the year ended December 31, 2009 is attributable to the portfolio of operating real estate acquired in the American Financial acquisition. Operating expense reimbursement is included in income beginning on the date of acquisition. Accordingly, operating expense reimbursement of $92,469 for the year ended December 31, 2008 only includes revenue from the American Financial acquisition beginning April 1, 2008, the closing date of the transaction.

Gains on sales and other income of $4,688 for the year ended December 31, 2009 is primarily composed of interest earned on restricted cash balances and other cash balances held by us of $3,641, other income of $781, and lease termination of $266. For the year ended December 31, 2008, gains on sales and other income of $15,373 is composed primarily of interest earned on restricted cash balances and other cash balances held by us.

The loss on investments in unconsolidated joint ventures of $2,524 for the year ended December 31, 2009 represents our proportionate share of the income generated by three of our joint venture interests including $4,347 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $1,823. The loss on investments in unconsolidated joint ventures of $2,432 for the year ended December 31, 2008 represents our proportionate share of income generated by three of our joint venture interests including $625 of real estate-related depreciation and amortization, which when added back, results in a reduction to FFO of $1,807. As of December 31, 2010, we classified three investments in joint ventures as discontinued operations, which had income of $10,486 and $10,214 and FFO of $10,605 and $10,571, for the years ended December 31, 2009 and 2008, respectively. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

Gain on extinguishment of debt of $119,305 for the year ended December 31, 2009 was primarily comprised of gains generated from the satisfaction of our facility with KeyBank, and the termination of our facility with Wachovia Capital Markets LLC, or Wachovia. In March 2009, we entered into an amendment and compromise agreement with KeyBank, to settle and satisfy the existing loan obligations under the $175,000 unsecured facility at a discount for a cash payment of $45,000, and a future maximum cash payment of up to $15,000 from 50% of all cash distributions received by us after May 2009 from certain junior tranches and preferred classes of securities under our CDOs, which was fully satisfied in January 2010. We recorded a net gain of $107,179 as a result of this agreement. In December 2009, we entered into a termination agreement with Wachovia, to settle and satisfy in full the pre-existing loan obligation of $44,542 under the secured term loan and credit facility. We made a one-time cash payment of $22,500 and executed and delivered to Wachovia a subordinate participation interest in our 50% interest in one of the four mezzanine loans formerly pledged under the credit facility. We recorded a gain on extinguishment of debt of $12,126 pursuant the termination agreement. During the year ended December 31, 2008, we repurchased at a discount, investment grade notes issued by our three CDOs, generating net gains on early extinguishment of debt of $77,234.

Expenses

	2009	2008	Change
Property operating expenses	$206,931	$144,831	$62,100
Interest expense	229,493	256,607	(27,114)
Depreciation and amortization	111,681	66,688	44,993
Management, general and administrative	39,380	16,550	22,830
Management fees	7,787	30,299	(22,512)
Incentive Fee	—	2,350	(2,350)
Impairment on securities and loans held for sale	151,081	—	151,081
Provision for loan loss	517,784	97,853	419,931
Provision for taxes	2,495	53	2,442
Total Expenses	$1,266,632	$615,231	$651,401

Property operating expenses for the year ended December 31, 2009 is comprised of expenses incurred on our portfolio of 894 properties owned by our Gramercy Realty division, which increased $62,100 from the $144,831 recorded in the year ended December 31, 2008 to $206,931 recorded in the year ended December 31, 2009. The increase is attributable to the American Financial acquisition which closed on April 1, 2008.

Interest expense was $229,493 for the year ended December 31, 2009 compared to $256,607 for the year ended December 31, 2008. The decrease of $27,114 is primarily attributed to reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the year ended December 31, 2009 compared to the year ended December 31, 2008, as well as lower average principal balances outstanding over the same periods due to debt extinguishments, repayments using proceeds from additional cash repayments and sales of certain investments classified as held for sale that served as collateral for these borrowings. This decrease is partially offset by the assumption of $2,500,000 of debt in April 2008 as a result of the American Financial acquisition.

We recorded depreciation and amortization expenses of $111,681 for the year ended December 31, 2009, compared to $66,688 for the year ended December 31, 2008. The increase of $44,993 is primarily due to higher amortization expense on in-place lease intangible assets reflecting the impact of purchase price allocation adjustments finalized in the first quarter of 2009 for the American Financial acquisition.

Management, general and administrative expenses were $39,380 for the year ended December 31, 2009, compared to $16,550 for the same period in 2008. The increase of $22,830 includes salaries, benefits and other administrative costs previously borne by SL Green prior to the internalization of our management, higher legal and professional fees related to loan enforcement and restructurings completed during 2009, costs incurred in connection with modifications sought with respect to our CDOs, and approximately $1,626 of fees and costs incurred in connection with the an exchange agreement with certain affiliates of Taberna, pursuant to which a subsidiary of our Operating Partnership and Taberna agreed to exchange $97,500 of the junior subordinated notes for $97,533 face amount of bonds previously issued by our CDOs. In addition, management, general and administrative expenses for the year ended December 31, 2009 includes $5,010 of expense for costs incurred in connection with the internalization of the Manager. Acquisition costs were expensed in the period incurred.

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

Provision for taxes was $2,495 for the year ended December 31, 2009, versus $53 for the year ended December 31, 2008. The increase of $2,442 is primarily related to an additional state income tax accrual on the gain on extinguishment of debt in the year ended December 31, 2009.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Interim Management Agreement for the lender portfolio; (vi) new financings or additional securitizations or CDO offerings; and, to a lesser extent; (vii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. We do not anticipate having the ability in the near-term to access equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees, and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, our ability to make distributions to our stockholders and to continue as a going concern.

Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Consolidated Statement of Cash Flows included in our financial statements. Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of December 31, 2010 and 2009 we accrued $16,114 and $11,707, respectively, for the Series A preferred stock dividends. Based on current estimates of our taxable loss, we expect that we will have no distribution requirements in order to maintain our REIT status for the 2010 tax year and we expect that we will continue to elect to retain capital for liquidity purposes until the requirement to make a cash distribution to satisfy our REIT requirements arise. We may elect to pay dividends to satisfy our REIT distribution requirements on our common stock in cash or a combination of cash and shares of our common stock as permitted under U.S. federal income tax laws. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full. We do not know when or if we will pay future dividends, including accumulated and unpaid dividends on the Series A preferred stock.

Our ability to meet our long-term (beyond the next 12 months) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Our inability to renew, replace or expand our sources of financing on substantially similar terms, or any at all may have an adverse effect on our business and results of operations. Any indebtedness we incur will likely be subject to continuing or more restrictive covenants and we will likely be required to make continuing representations and warranties in connection with such debt.

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain minimum tangible net worth, to maintain a certain portion of our assets free from liens and to secure such borrowings with assets. These conditions could limit our ability to do further borrowings. We were in compliance with all such covenants as of December 31, 2010 except for certain covenants under our PB Loan Agreement relating to tangible net worth. We have obtained a waiver from the PB Loan Agreement lender for non-compliance of the tangible net worth covenant as of December 31, 2010. We were not in compliance with the tangible net worth covenant under our PB Loan Agreement as of June 30, 2011, and such non-compliance may permit the lender to exercise remedies against the mortgage collateral on a non-recourse basis. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, lenders may accelerate the maturity of our debt. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and/or (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, and our ability to make distributions to our stockholders.

As of the date of this filing, we expect that our cash on hand and cash flow from operations will be sufficient to satisfy our current and our anticipated liquidity needs as well as our recourse liabilities.

The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the CDO interests retained by us and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail to comply with the covenants all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of July 2011, our 2005 and 2006 CDOs were in compliance with their interest coverage and asset overcollateralization covenants, however the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDOs to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the April 2011, January 2011, October 2010, July 2010 and April 2010 distribution dates and our 2007 CDO failed its overcollateralization test at the August 2011, May 2011, February 2011, November 2010, August 2010, May 2010 and February 2010 distribution dates.

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

In early June 2011, our board of directors created a special committee to evaluate strategic alternatives of our Company following the anticipated disposition of our Realty division’s assets. The committee is authorized to engage a financial advisor to assist in this process.

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

Cash Flows

Net cash provided by operating activities increased $29,871 to $116,831 for the year ended December 31, 2010 compared to $86,960 for the same period in 2009. Operating cash flow was generated primarily by net interest income from our commercial real estate finance segment and net rental income from our property investment segment. The increase in operating cash flow for the year ended December 31, 2010 compared to the same period in 2009 was primarily due to reduced interest expense of $31,386.

Net cash provided by investing activities for the year ended December 31, 2010 was $154,707 compared to $131,121 during the same period in 2009. The increase in cash flow from investing activities is primarily attributable to the capital expenditure and leasehold costs and payment of acquisitions of joint venture investments for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Net cash used by financing activities for the year ended December 31, 2010 was $189,038 as compared to $216,564 during the same period in 2009. The decrease in cash used in financing activities for the year ended December 31, 2010 is primarily attributable to the extinguishment of our unsecured credit facility in the prior period.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2010, 49,984,559 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Preferred Stock

In April 2007, we issued 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock (including the underwriters’ over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share. Holders of the Series A preferred stock are entitled to annual dividends of $2.03125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, we may at our option redeem the Series A preferred stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205.

In November 2010, we settled a tender offer to purchase up to 4,000,000 shares of our Series A preferred stock for $15.00 per preferred share, net to seller in cash. In the aggregate, we paid approximately $16,620 to acquire the 1,074,178 shares of the Series A preferred stock tendered and not withdrawn. The shares of Series A preferred stock acquired by us were retired upon receipt and accrued and unpaid dividends of $4,364 or $4.0625 per share of the acquired preferred stock, were eliminated. After settlement of the tender offer, 3,525,822 shares of Series A preferred stock remain outstanding for trading on the NYSE.

The $13,713 excess of the $30,332 carrying value of the tendered preferred stock, including accrued dividends of $4,364, over the $16,620 of consideration paid was recorded as a decrease to net loss available to common stockholders.

Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of December 31, 2010 and 2009, we have accrued Series A preferred stock dividends of $16,114 and $11,707, respectively. As a result, we have accrued dividends for over six quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors relating to election of directors.

Deferred Stock Compensation Plan for Directors

Under our Independent Director’s Deferral Program, which commenced April 2005, our independent directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from the board of directors or a change in control by us, as defined by the program. Phantom stock units are credited to each independent director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter. If dividends are declared by us, each participating independent director who elects to receive fees in the form of phantom stock units has the option to have their account credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter or have dividends paid in cash.

As of December 31, 2010, there were approximately 414,108 phantom stock units outstanding, of which 408,108 units are vested.

Market Capitalization

At December 31, 2010, our CDOs and mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans) represented 96.0% of our consolidated market capitalization of $5.1 billion (based on a common stock price of $2.31 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2010). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

The table below summarizes secured and other debt at December 31, 2010 and December 31, 2009, including our junior subordinated notes:

	December 31, 2010(1)	December 31, 2009
Mortgage notes payable	$1,640,671	$1,743,668
Mezzanine notes payable	549,713	553,522
Collateralized debt obligations	2,682,321	2,710,946
Junior subordinated notes	—	52,500
Total	$4,872,705	$5,060,636
Cost of debt	LIBOR+2.47%	LIBOR+2.31%

(1)	Pursuant to the Settlement Agreement with respect to Gramercy Realty’s $240,523 mortgage loan and Gramercy Realty’s $549,713 senior and junior mezzanine loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees.

Term Loan, Credit Facility and Repurchase Facility

A facility with Wachovia, was initially established as a $250,000 facility in 2004, and was subsequently increased to $500,000 effective April 2005. In July 2008, the original facility was terminated and a new credit facility was executed to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving credit facility equal to $100,000 with a credit spread of 242.5 basis points. The term of the credit facility was two years and we could have extended for an additional twelve-month period if certain conditions were met. In April 2009, we entered into an amendment with Wachovia, pursuant to which the maturity date of the credit facility was extended to March 31, 2011. The amendment also eliminated all financial covenants, eliminated Wachovia’s right to impose future margin calls, reduced the recourse guarantee to be no more than $10,000 and eliminated cross-default provisions with respect to our other indebtedness. We made a $13,000 deposit and provided other credit support to backstop letters of credit which Wachovia issued in connection with our mortgage debt obligations of certain of our subsidiaries. We also agreed to attempt to divest of certain loan investments in the future in order to further deleverage the credit facility and to forego additional borrowing under the facility. In December 2009, we entered into a termination agreement with Wachovia, to settle and satisfy in full the pre-existing loan obligation of $44,542 under the secured term loan and credit facility. We made a one-time cash payment of $22,500 and executed and delivered to Wachovia a subordinate participation interest in our 50% interest in one of the four mezzanine loans formerly pledged under the credit agreement. Upon termination, all of the security interests and liens in favor of Wachovia under the credit agreement were released. We recorded a gain on extinguishment of debt of $12,126 pursuant the termination agreement.

In January 2009, we closed a master repurchase facility with JP Morgan Chase Bank, N.A., or JP Morgan, in the amount of $9,500. The term of the facility was through July 23, 2010, and the interest rate was 30-day LIBOR plus 175 basis points. The facility was recourse to us for 30% of this facility amount, and the facility was subject to normal mark-to-market provisions after March 2009. Proceeds under the facility, which was fully drawn at closing, were used to retire certain borrowings under the Wachovia credit facility. This facility was secured by a perfected security interest in a single debt investment. In March 2009, we terminated the JP Morgan master repurchase facility by making a cash payment of approximately $1,880 pursuant to the recourse guarantee and transferring the full ownership and control of, and responsibility for, this related loan collateral to JP Morgan. We recorded an impairment charge of $8,843 in connection with the collateral transfer.

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

In connection with the acquisition of American Financial on April 1, 2008, our indirect wholly-owned subsidiaries, First States Investors DB I L.P. (formerly known as First States Investors DB I LLC) and First States Investors DB I B, L.P., and certain of their direct or indirect subsidiaries, collectively, the DB Loan Borrowers entered into an amendment and restatement of an assumed American Financial credit facility, or the DB Loan Agreement, with Deutsche Bank AG, Cayman Islands Branch, or Deutsche Bank, as agent for certain lenders. Originally, the DB Loan Agreement provided the DB Loan Borrowers with a one year facility that would have matured on March 31, 2009. Advances made under the DB Loan bear interest at 3.00% plus the greater of (i) 3.50% or (ii) 30 day LIBOR. The DB Loan allows for prepayment in whole or in part on any payment date; provided, however, that any such prepayment shall be accompanied by all accrued interest on the portion of the DB Loan being prepaid. In September 2008, two of our CDOs purchased the DB Loan from the lender and simultaneously amended the maturity date to be September 2011 and subject to certain conditions, granted the DB Loan Borrowers two options to extend the DB Loan for one year each (i.e. to September 11, 2013 if both options are exercised). As of December 31, 2010 and 2009 the outstanding principal balance of the DB Loan was $62,379 and $64,172, respectively. The loan is eliminated in the preparation of our consolidated financial statements.

The obligations under the DB Loan Agreement now owned by two of our CDOs, are secured by equity pledges of the shares in certain DB Loan Borrowers and mortgages over the various properties owned by certain DB Loan Borrowers. The DB Loan is guaranteed by us. In connection with the Settlement Agreement, we were released from this guaranty in September 2011. The DB Loan Agreement contains customary events of default, the occurrence of which could result in the acceleration of all amounts payable there under. The DB Loan, now owned by our CDOs, requires us to establish and fund certain reserve accounts to be used for the payment of taxes and insurance, rollover and replacement expenses, payment of tenant improvements and leasing commissions and the funding of debt service shortfalls.

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of December 31, 2010, 948 (including 54 properties held by an unconsolidated joint venture) of our real estate assets were encumbered with mortgages and mezzanine debt with a cumulative outstanding balance of $2,190,384. Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of December 31, 2010 and December 31, 2009, we were in covenant compliance on all of our mortgage and mezzanine loans, except that, as of December 31, 2010, we were out of debt service coverage compliance under two of our mortgage note financings. Such non-compliance does not constitute an event of default under the applicable loan agreements. Under one of the loans, the lender has the ability to restrict distributions which are limited to budgeted property operating expenses; under the other loan, the lender has the right to replace the management of the property.

Certain of our mortgage notes payable related to assets held for sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

In September 2011, pursuant to the Settlement Agreement with respect to Gramercy Realty’s $240,523 mortgage loan and Gramercy Realty’s $549,713 senior and junior mezzanine loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

Goldman Mortgage Loan

On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement, the Goldman Mortgage Loan, with GSMC, Citicorp, and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan had an initial maturity date of March 9, 2010, with a single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Borrower and GSMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be pre-paid. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. We have accrued interest of $256 and borrowings of $240,523 as of December 31, 2010 and accrued interest of $253 and borrowings of $241,324 as of December 31, 2009.

In March 2010, we extended the maturity date of the Goldman Mortgage Loan to March 2011, and amended certain terms of the loan agreement, including, among others, (i) a prohibition on distributions from the Goldman Loan Borrowers to us, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Goldman Mortgage Loan extension term, and (iii) within 90 days after the first day of the Goldman Mortgage Loan extension term, delivery by the Goldman Loan Borrowers to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Goldman Mortgage Loan. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions fail. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to the mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of Gramercy Realty’s assets on behalf of such mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, our total assets and liabilities are expected to decline substantially.

Secured Term Loan

On April 1, 2008 First States Investors 3300 B, L.P., an indirect wholly-owned subsidiary of ours, or the PB Loan Borrower, entered into a loan agreement, the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000, or the PB Loan in part to refinance a portion of a portfolio of American Financial’s properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 41 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. We had accrued interest of $395 and borrowings of $219,513 as of December 31, 2010 and accrued interest of $418 and borrowings of $234,851 as of December 31, 2009. In September 2011, pursuant to the Settlement Agreement with respect to Gramercy Realty’s $240,523 mortgage loan and Gramercy Realty’s $549,713 senior and junior mezzanine loans, the PB Loan and the related collateral will be transitioned to the mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees.

The PB Loan requires us to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

The PB Loan Agreement contains covenants relating to liquidity and tangible net worth. As of December 31, 2010, we were not in compliance with the tangible net worth covenant. We have obtained a waiver from our lender for non-compliance of the tangible net worth covenant as of December 31, 2010. We were not in compliance with the tangible net worth covenant under our PB Loan Agreement as of June 30, 2011, and such non-compliance may permit the lender to exercise remedies against the mortgage collateral on a non-recourse basis.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan had an initial maturity date of on March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Borrowers and GSMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans, (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR and the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. We have accrued interest of $1,454 and borrowings of $549,713 as of December 31, 2010 and accrued interest of $1,455 and borrowings of $553,522 as of December 31, 2009.

In March 2010, we extended the maturity date of the Goldman Mortgage Loan to March 2011, and amended certain terms of the loan agreement, including, among others, (i) a prohibition on distributions from the Goldman Loan Borrowers to us, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Goldman Mortgage Loan extension term, and (iii) within 90 days after the first day of the Goldman Mortgage Loan extension term, delivery by the Goldman Loan Borrowers to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Goldman Mortgage Loan. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions fail. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to the mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of Gramercy Realty’s assets on behalf of such mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are deconsolidated from our Consolidated Balance Sheet, our total assets and liabilities are expected to decline substantially.

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

The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for us to receive cash flow on the interests retained by us in our CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and we may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of July 2011, our 2005 and 2006 CDOs were in compliance with their interest coverage and asset overcollateralization covenants, however the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDOs to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the April 2011, January 2011, October 2010, July 2010 and April 2010 distribution dates and our 2007 CDO failed its overcollateralization test at the August 2011, May 2011, February 2011, November 2010, August 2010, May 2010 and February 2010 distribution dates.

During the year ended December 31, 2010, we repurchased, at a discount, $39,000 of notes previously issued by two of our three CDOs. We recorded a net gain on the early extinguishment of debt of $19,443 for the year ended December 31, 2010, in connection with the repurchase of notes of such Issuers. We did not repurchase any notes during the year ended December 31, 2009. During the year ended December 31, 2008, we repurchased, at a discount, $127,300 of investment grade notes previously issued by our three CDOs. We recorded a net gain on the early extinguishment of debt of $77,234 for the year ended December 31, 2008, in connection with the repurchase of notes of such Issuers.

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

Contractual Obligations

Combined aggregate principal maturities of our CDOs, mortgage loans (including the Goldman Mortgage and Senior and Junior Mezzanine Loans), unfunded loan commitments and operating leases as of December 31, 2010 are as follows:

	CDOs	Mortgage and Mezzanine Loans(1)	Interest Payments	Unfunded Loan Commitments(2)	Operating Leases	Total
2011	$—	$815,701	$157,236	$4,883	$21,299	$999,119
2012	—	80,719	147,535	—	21,045	249,299
2013	—	602,904	132,304	—	20,561	755,769
2014	—	12,884	109,319	—	19,978	142,181
2015	—	47,650	104,823	—	19,157	171,630
Thereafter	2,682,321	618,769	214,689	—	159,090	3,674,869
Above/Below Market Interest	—	11,757	—	—	—	11,757
Total	$2,682,321	$2,190,384	$865,906	$4,883	$261,130	$6,004,624

(1)	Certain of our real estate assets are subject to mortgage liens. As of December 31, 2010, 709 real estate assets were encumbered with 27 mortgages with a cumulative outstanding balance of approximately $1,628,914. As of December 31, 2010, the mortgages’ balance ranged in amount from approximately $392 to $458,605 and had maturity dates ranging from approximately 2 months to 20 years. As of December 31, 2010, 23 of the loans had fixed interest rates ranging 5.06% to 10.29% and four variable rate loans had interest rates ranging from 1.91% to 6.27%. In September 2011, pursuant to the Settlement Agreement with respect to Gramercy Realty’s $240,523 mortgage loan and Gramercy Realty’s $549,713 senior and junior mezzanine loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.
(2)	Based on loan budgets and estimates.

Leasing Agreements

Our properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and renewal options. As of December 31, 2010, we also leased bank branches and office buildings from third parties with expiration dates extending to the year 2085 and have various ground leases with expiration dates extending through 2101. These lease obligations generally contain rent increases and renewal options. In September 2011, pursuant to the Settlement Agreement with respect to Gramercy Realty’s $240,523 mortgage loan and Gramercy Realty’s $549,713 senior and junior mezzanine loans, substantially all of Gramercy Realty’s assets and liabilities, including its leasing agreements, will be transitioned to the mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of Gramercy Realty’s assets on behalf of such mezzanine lenders for a fixed fee plus incentive fees.

Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of December 31, 2010 are as follows:

Operating Leases
2011	$213,876
2012	199,781
2013	187,521
2014	177,156
2015	160,126
Thereafter	927,232
Total minimum lease payments	$1,865,692

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

Beginning with the third quarter of 2008, our board of directors elected not to pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends have been accrued for nine quarters as of December 31, 2010. As a result, we have accrued dividends for over six quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors relating to election of directors. Based on current estimates of taxable loss, we believe we will have no distribution requirement in order to maintain our REIT status for the 2010 tax year.

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

Related Party Transactions

On April 24, 2009, in connection with the internalization, we entered into a securities transfer agreement with SL Green Operating Partnership L.P., or SL Green OP, GKK Manager Member Corp., or Manager Corp., and SL Green, pursuant to which (i) SL Green OP and Manager Corp. agreed to transfer to our Operating Partnership, membership interests in the Manager and (ii) SL Green OP agreed to transfer to our Operating Partnership its Class B limited partner interests in our Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities. No distributions were due on the Class B limited partner in connection with the internalization.

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

In connection with our initial public offering, we entered into a management agreement with the Manager, which was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. We paid the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. In October 2008, we entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of our gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to us. We incurred expense to the Manager under this agreement of an aggregate of $0, $7,534 and $21,058 for the years ended December 31, 2010, 2009 and 2008, respectively.

Prior to the internalization, to provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership were entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such became probable and reasonably estimable in accordance with the partnership agreement. We incurred approximately $2,350 with respect to such Class B limited partner interests for the year ended December 31, 2008. No incentive distribution was earned by the Class B limited partner interests for the year ended December 31, 2009.

Prior to the internalization, we were obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green OP and a separate outsource agreement between the Manager and SL Green OP. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The outsource agreement provided for an annual fee payable by us, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the year ended December 31, 2008, we realized expense of $1,721 to the Manager under the outsource agreement. For the year ended December 31, 2008, we realized expense of $4,022 to the Manager, under the asset servicing agreement. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which we were obligated to reimburse the Manager for its costs incurred there under from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to our CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to our CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009. Effective May 2009, we entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for our CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors. For the years ended December 31, 2010, 2009 and 2008 we incurred expense of $477, $1,014 and $0, respectively, pursuant to the special servicing arrangement.

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

In connection with the closing of our first CDO in July 2005, the 2005 Issuer entered into a collateral management agreement with the Manager. Refer to Note 8 for further discussion of fees related to the management of the CDO. As compensation for the performance of its obligations as collateral manager under the first CDO, our board of directors had allocated to the Manager the subordinate collateral management fee paid on the CDO notes not held by us. In October 2008, pursuant to the second amended and restated management agreement, the Manager had, commencing July 1, 2008, agreed to remit this amount to us. For the year ended December 31, 2008, we realized expense of $1,024 to the Manager under such collateral management agreement.

Prior to the internalization, fees payable in connection with CDOs or other securitization vehicles, except for our 2005 CDO, were governed by the management agreement. Pursuant to the management agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a “managed transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both “managed transitional” and “managed non-transitional” CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to us. In October 2008, pursuant to the second amended and restated management agreement, the Manager, commencing July 1, 2008, agreed to remit this amount to us. For the year ended December 31, 2008, we realized expense of approximately $1,574 to the Manager under this agreement. In connection with the internalization, the management agreement was terminated and the fees payable in connection with our 2006 and 2007 CDOs are governed by their respective collateral management agreements. Refer to Note 8 for further discussion of fees related to the management of the CDOs.

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the years ended December 31, 2010, 2009 and 2008 we paid $339, $437 and $423 under this lease, respectively.

In July 2005, we closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. In December 2010, we sold our entire interest to an affiliate of SL Green for $38,893. As of December 31, 2009, the loan had a book value of $39,285.

In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green was an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $24,821 and $64,130 as of December 31, 2010 and December 31, 2009, respectively.

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

In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007, the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. The investment in the mezzanine loan was repaid in full in September 2007. In September 2010, the whole loan was repaid at a discount. We received $56,093 and forgave the remaining balance outstanding. As of December 31, 2009, our interest in the whole loan had a carrying value of $63,894.

In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. We sold our 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $25,350, resulting in a loss of $11,885. As of December 31, 2009, the investment had a carrying value of $31,557. We recorded our pro rata share of net income of $5,078, $4,988 and $5,228 for the years ended December 31, 2010, 2009 and 2008, respectively.

In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. We sold our 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $38,911, resulting in a loss of $15,407. As of December 31, 2009, the investment had a carrying value of $45,695. We recorded our pro rata share of net income of $5,926, $5,972 and $6,292 for the years ended December 31, 2010, 2009 and 2008, respectively.

In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, we, along with SL Green, sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of our interest in the loan back to SL Green. As of December 31, 2010 and December 31, 2009, the loan had a book value of $0 and $0, respectively. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of December 31, 2010 and December 31, 2009, the loan has a book value of $0 and $319, respectively. We held a contingent interest in the property which was sold to SL Green in December 2010 for $2,016.

In December 2007, we acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment, which is secured by an office building in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, we sold our remaining interest in the loan to an affiliate of SL Green for $16,120 pursuant to purchase rights established when the loan was acquired. The sale also included a contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan, which was surrendered and cancelled in December 2010 in connection with certain transactions that we consummated with wholly-owned subsidiaries of SL Green.

In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, we subsequently purchased an affiliate of SL Green’s full participation in the senior mezzanine loan at a discount. As of December 31, 2010 and December 31, 2009, the original loan has a book value of $5,224 and $28,228 and the subsequently purchased loan has a book value of $13,586 and $0, respectively.

In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, we purchased the remaining 50% interest in the loan from an SL Green affiliate for a discount of $9,420. As of December 31, 2010 and 2009 the loan has a book value of $19,367 and $9,926, respectively.

In September 2008, we closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of December 31, 2010 and 2009, the loan has a book value of approximately $27,778 and $29,925, respectively. In December 2010, we sold our contingent interest to SL Green for $300.

In December 2010, the Company sold its interest in a parcel of land located at 292 Madison Avenue in New York, New York to a wholly-owned subsidiary of SL Green. The Company received proceeds of $16,765 and recorded an impairment charge of $9,759.

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

FFO for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the Year Ended December 31,
	2010	2009	2008
Net income (loss) available to common shareholders	$(968,773)	$(529,043)	$49,959
Add:
Depreciation and amortization	115,051	122,489	84,290
FFO adjustments for unconsolidated joint ventures	4,347	4,450	625
Less:
Non real estate depreciation and amortization	(7,925)	(10,348)	(11,379)
Gain on sale	(13,302)	(5,158)	—
Funds from operations	$(870,602)	$(417,610)	$123,495
Funds from operations per share – basis	$(17.44)	$(8.38)	$2.61
Funds from operations per share – diluted	$(17.44)	$(8.38)	$2.61

Recently Issued Accounting Pronouncements

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

In May 2009, the FASB issued new guidance that incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards relative to the reporting of subsequent events, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new guidance, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. We adopted this standard effective April 1, 2009. In February 2010, the FASB issued an Accounting Standards Update (ASU) clarifying the application of this guidance to entities, specifying that if an entity is an SEC filer then it should evaluate subsequent events through the date the financial statements are available to be issued. Additionally the ASU incorporates a definition of an SEC filer and states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We have applied this update to our financial statements for the period ended December 31, 2010.

In June 2009, the FASB amended the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard was effective January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard was effective January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level III on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company has determined the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued a clarification of previous guidance that exempts certain credit related features from analysis as potential embedded derivatives subject to bifurcation and separate fair value accounting. This guidance specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation and separate fair value accounting is required. The adoption of this guidance by the Company on July 1, 2010 had no material effect on the Company’s consolidated financial statements.

In July 2010, FASB issued guidance which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. This guidance will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under this guidance as of the end of a reporting period are effective for the Company’s December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company’s March 31, 2011 interim reporting period. In January 2011, the FASB delayed the effective date of the new disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations about on what constitutes a troubled debt restructuring. The effective date of the new disclosures about and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is anticipated to be effective for our September 30, 2011 reporting period. We have applied this update to our financial statements for the period ended December 31, 2010.

In December 2010, the FASB issued guidance on the disclosure of supplementary pro forma information for business combinations. The guidance specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current period had occurred as of the beginning of the comparable annual period only. The adoption of this guidance for our annual reporting period ending December 31, 2011 will not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

Market risk includes risks that arise from changes in interest rates, credit, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate, interest rate and credit risks. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

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

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$(16,132)
+200 bps	$(30,533)
+300 bps	$(42,810)

Our exposure to interest rates will also be affected by our overall corporate leverage, which may vary depending on our mix of assets.

In the event of a significant rising interest rate environment and/or economic downturn, delinquencies and defaults could increase and such delinquencies or defaults could have an adverse effect on the spreads between interest-earning assets and interest-bearing liabilities.

In the event of a rapidly rising interest rate environment, our operating cash flow from our real estate assets may be insufficient to cover the corresponding increase in interest expense on our variable rate borrowing secured by our real estate assets.

Credit Risk

Credit risk refers to the ability of each tenant in our portfolio of real estate investments to make contractual lease payments and each individual borrower under our loans and securities investments to make required interest and principal payments on the scheduled due dates. We seek to reduce credit risk of our real estate investments by entering into long-term leases with investment-grade financial services companies and financial institutions and we attempt to reduce credit risk of our loan and securities investments by actively managing our portfolio and the underlying credit quality of the subject collateral. If defaults occur, we employ our asset management resources to mitigate the severity of any losses and seek to optimize the recovery from assets in the event that we foreclose upon them. We seek to control the negotiation and structure of the debt transactions in which we invest, which enhances our ability to mitigate our losses, to negotiate loan documents that afford us appropriate rights and control over our collateral, and to have the right to control the debt that is senior to our position. We generally avoid investments where we cannot secure adequate control rights, unless we believe the default risk is very low and the transaction involves high-quality sponsors. In the event of a significant rising interest rate environment and/or economic downturn, tenant and borrower delinquencies and defaults may increase and result in credit losses that would materially and adversely affect our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Capital Corp.

We have audited the accompanying consolidated balance sheets of Gramercy Capital Corp. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gramercy Capital Corp. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gramercy Capital Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 22, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
September 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Capital Corp.

We have audited Gramercy Capital Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gramercy Capital Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Gramercy Capital Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gramercy Capital Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2010 of Gramercy Capital Corp. and our report dated September 22, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
September 22, 2011

Gramercy Capital Corp.

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
Assets:
Real estate investments, at cost:
Land	$608,455	$891,078
Building and improvements	1,818,012	2,391,817
Other real estate investments	20,318	—
Less: accumulated depreciation	(168,333)	(106,018)
Total real estate investments, net	2,278,452	3,176,877
Cash and cash equivalents	220,777	135,006
Restricted cash	128,806	129,309
Pledged government securities, net	92,918	97,286
Loans and other lending investments, net	1,512	—
Investment in joint ventures	3,650	84,645
Assets held for sale, net	—	841
Tenant and other receivables, net	44,788	61,065
Derivative instruments, at fair value	4	—
Acquired lease assets, net of accumulated amortization of $147,366 and $92,958	310,207	450,436
Deferred costs, net of accumulated amortization of $29,929 and $21,243	8,156	10,332
Other assets	15,210	13,342
Subtotal	3,104,480	4,159,139
Assets of Consolidated Variable Interest Entities (“VIEs”):
Real estate investments, at cost:
Land	26,486	19,059
Building and improvements	18,970	36,586
Less: accumulated depreciation	(208)	(1,442)
Total real estate investments directly owned	45,248	54,203
Cash and cash equivalents	68	3,339
Restricted cash	116,591	77,881
Loans and other lending investments, net	1,122,016	1,383,832
Commercial mortgage-backed securities – held to maturity	973,278	984,709
Commercial mortgage-backed securities – available for sale	31,889	—
Investment in joint ventures	—	23,820
Assets held for sale, net	28,660	—
Derivative instruments, at fair value	1,632	—
Accrued interest	29,784	32,122
Acquired lease assets, net of accumulated amortization of $153 and $0	5,546	—
Deferred costs, net of accumulated amortization of $25,760 and $19,478	14,744	21,709
Other assets	18,057	24,683
Subtotal	2,387,513	2,606,298
Total assets	$5,491,993	$6,765,437

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2010	December 31, 2009
Liabilities and Equity:
Liabilities:
Mortgage notes payable	$1,640,671	$1,702,155
Mezzanine notes payable	549,713	553,522
Junior subordinated notes	—	52,500
Total secured and other debt	2,190,384	2,308,177
Accounts payable and accrued expenses	57,688	58,157
Dividends payable	16,114	11,707
Accrued interest payable	6,934	2,793
Deferred revenue	152,601	159,179
Below market lease liabilities, net of accumulated amortization of $223,256 and $144,253	691,592	770,781
Leasehold interests, net of accumulated amortization of $7,770 and $5,030	17,027	18,254
Liabilities related to assets held for sale	—	238
Other liabilities	734	16,193
Subtotal	3,133,074	3,345,479
Non-Recourse Liabilities of Consolidated VIEs:
Mortgage notes payable	—	41,513
Collateralized debt obligations	2,682,321	2,710,946
Total secured and other debt	2,682,321	2,752,459
Accounts payable and accrued expenses	1,438	4,137
Accrued interest payable	4,818	6,991
Deferred revenue	188	67
Below market lease liabilities, net of accumulated amortization of $26 and $0	1,556	—
Liabilities related to assets held for sale	531	—
Derivative instruments, at fair value	157,932	88,786
Other liabilities	3,128	—
Subtotal	2,851,912	2,852,440
Total liabilities	5,984,986	6,197,919
Commitments and contingencies	—	—
Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 49,984,559 and 49,884,500 shares issued and outstanding at December 31, 2010 and 2009, respectively.	50	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 4,600,000 shares authorized, 3,525,822 and 4,600,000 shares issued and outstanding at December 31, 2010 and 2009, respectively.	85,235	111,205
Additional paid-in-capital	1,078,198	1,078,784
Accumulated other comprehensive loss	(160,785)	(96,038)
Accumulated deficit	(1,496,594)	(527,821)
Total Gramercy Capital Corp. stockholders’ equity	(493,896)	566,180
Non-controlling interest	903	1,338
Total equity	(492,993)	567,518
Total liabilities and equity	$5,491,993	$6,765,437

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Rental revenue	$311,069	$318,075	$222,045
Investment income	166,642	184,607	254,821
Operating expense reimbursements	114,304	119,718	92,469
Other income	15,133	4,688	15,373
Total revenues	607,148	627,088	584,708
Expenses
Property operating expenses
Real estate taxes	36,822	39,539	28,287
Utilities	39,297	41,833	31,419
Ground rent and leasehold obligations	19,754	18,496	13,260
Property and leasehold impairments	913,648	18,933	—
Direct billable expenses	6,543	6,449	5,664
Other property operating expenses	81,073	81,681	66,201
Total property operating expenses	1,097,137	206,931	144,831
Interest expense	198,107	229,493	256,607
Depreciation and amortization	108,232	111,681	66,688
Management, general and administrative	33,293	39,380	16,550
Management fees	—	7,787	30,299
Incentive fee	—	—	2,350
Impairment on loans held for sale and commercial mortgage-backed securities	39,453	151,081	—
Impairment on business acquisition, net	2,722	—	—
Provision for loan loss	84,392	517,784	97,853
Total expenses	1,563,336	1,264,137	615,178
Loss from continuing operations before equity in income from joint ventures, provisions for taxes and non-controlling interest	(956,188)	(637,049)	(30,470)
Equity in net loss of joint ventures	(4,139)	(2,524)	(2,432)
Loss from continuing operations before provision for taxes, gain on extinguishment of debt and discontinued operations	(960,327)	(639,573)	(32,902)
Gain on extinguishment of debt	19,443	119,305	77,234
Provision for taxes	(966)	(2,495)	(53)
Net income (loss) from continuing operations	(941,850)	(522,763)	44,279
Net income (loss) from discontinued operations	2,700	(9,133)	15,409
Net loss from discontinued operations with a related party	(9,759)	—	—
Income on sale of joint venture interests	—	6,317	—
Loss on sale of joint venture interests to a related party	(27,292)	—	—
Net gains from disposals	2,658	5,180	—
Net income (loss) from discontinued operations	(31,693)	2,364	15,409
Net income (loss)	(973,543)	(520,399)	59,688
Net (income) loss attributable to non-controlling interest	(145)	770	(385)
Net income (loss) attributable to Gramercy Capital Corp.	(973,688)	(519,629)	59,303
Accrued preferred stock dividends	(8,798)	(9,414)	(9,344)
Excess of carrying amount of tendered preferred stock over consideration paid	13,713	—	—
Net income (loss) available to common stockholders	$(968,773)	$(529,043)	$49,959
Basic earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$(18.77)	$(10.68)	$0.73
Net income (loss) from discontinued operations	(0.63)	0.07	0.33
Net income (loss) available to common stockholders	$(19.40)	$(10.61)	$1.06
Diluted earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$(18.77)	$(10.68)	$0.73
Net income (loss) from discontinued operations	(0.63)	0.07	0.33
Net income (loss) available to common stockholders	$(19.40)	$(10.61)	$1.06
Basic weighted average common shares outstanding	49,923,930	49,854,174	47,205,078
Diluted weighted average common shares and common share equivalents outstanding	49,923,930	49,854,174	47,330,182

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Stockholders’ Equity and Non-controlling Interests
(Amounts in thousands, except share data)

	Common Stock		Series A Preferred Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Total Gramercy Capital Corp	Non-controlling interest	Total	Comprehensive Income (loss)
	Shares	Par Value
Balance at December 31, 2007	34,850,577	$34	$111,205	$685,958	$(65,658)	$17,196	$748,735	$—	$748,735
Net income						59,303	59,303	384	59,687	$59,303
Change in net unrealized loss on derivative instruments					(85,350)		(85,350)		(85,350)	(85,350)
Reclassification adjustments from cash flow hedges included in net income					(10,320)		(10,320)		(10,320)	(10,320)
Reclassification adjustments of net unrealized loss on securities previously available for sale					589		589		589	589
Issuance of common stock in connection with American Financial Realty Trust acquisition	16,280,396	16		389,793			389,809		389,809
Issuance of stock – stock purchase plan	10,905			61			61		61
Acquisition of common stock in connection with recapture agreement with SL Green	(1,900,000)	(2)					(2)		(2)
Proceeds from stock options exercised	85,545	1		1,305			1,306		1,306
Stock based compensation – fair value	—			3,214			3,214		3,214
Deferred compensation plan, net	524,820	1		(2,348)			(2,347)		(2,347)	—
Dividends declared on common stock						(65,933)	(65,933)		(65,933)	—
Dividends declared on preferred stock						(9,344)	(9,344)		(9,344)	—
Non-controlling interest assumed in connection with American Financial Realty Trust acquisition							—	2,328	2,328
Balance at December 31, 2008	49,852,243	50	111,205	1,077,983	(160,739)	1,222	1,029,721	2,712	1,032,433	$(35,778)
Net loss						(519,629)	(519,629)	(770)	(520,399)	$(519,629)
Change in net unrealized loss on derivative instruments					63,621		63,621		63,621	63,621
Reclassification of adjustments of net unrealized loss on securities previously available for sale					1,080		1,080		1,080	1,080
Issuance of stock – stock purchase plan	44,523			27			27		27
Stock based compensation – fair value	(12,266)			937			937		937
Dividends accrued on preferred stock						(9,414)	(9,414)		(9,414)
Contributions from non-controlling interests							—	7,227	7,227
Distributions to non-controlling interests				(163)			(163)	(7,831)	(7,994)
Balance at December 31, 2009	49,884,500	50	111,205	1,078,784	(96,038)	(527,821)	566,180	1,338	567,518	$(454,928)
Net loss						(973,688)	(973,688)	145	(973,543)	$(973,688)
Change in net unrealized loss on derivative instruments					(70,603)		(70,603)		(70,603)	(70,603)
Reclassification of adjustments of net unrealized loss on securities previously available for sale					5,856		5,856		5,856	5,856
Issuance of stock – stock purchase plan	25,211			26			26		26
Stock based compensation – fair value	74,848			1,068			1,068		1,068
Acquisition of non-controlling interest				(1,680)			(1,680)	(580)	(2,260)
Tender of Series A Preferred Stock			(25,970)			13,713	(12,257)		(12,257)
Dividends accrued on preferred stock						(8,798)	(8,798)		(8,798)
Balance at December 31, 2010	49,984,559	$50	$85,235	$1,078,198	$(160,785)	$(1,496,594)	$(493,896)	$903	$(492,993)	$(1,038,435)

Gramercy Capital Corp.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2010	2009	2008
Operating Activities
Net income (loss)	$(973,543)	$(520,399)	$59,688
Adjustments to net cash provided by operating activities:
Depreciation and amortization	114,485	123,451	83,858
Amortization of leasehold interests	(2,727)	(2,860)	—
Amortization of acquired leases to rental revenue	(68,507)	(80,666)	(44,734)
Amortization of deferred costs	7,732	11,580	10,392
Amortization of discount and other fees	(28,140)	(24,030)	(31,223)
Payment of capitalized tenant leasing costs	(2,939)	(2,161)	(1,204)
Straight-line rent adjustment	26,289	24,641	14,553
Non-cash impairment charges	963,497	194,286	—
Non-cash impairment charges with related party	9,759	—	—
Net gain on sale of properties and lease terminations	(2,737)	(5,180)	—
Impairment on business acquisition, net	2,722	—	—
Net realized gain on loans	1,483	—	—
Equity in net loss of joint ventures	(6,865)	(8,130)	(7,782)
Gain on extinguishment of debt	(19,443)	(119,305)	(77,234)
Amortization of stock compensation	1,094	961	866
Provision for loan losses	84,392	517,784	97,853
Unrealized gain on derivative instruments	—	(916)	(10,320)
Net realized gain on sale of joint venture investment	—	(6,317)	—
Net realized loss on sale of joint venture investment to a related party	27,292	—	—
Changes in operating assets and liabilities:
Restricted cash	15,942	8,836	51,421
Tenant and other receivables	4,576	(12,075)	1,419
Accrued interest	37	(10,064)	549
Other assets	1,517	8,143	27,917
Management and incentive fees payable	—	(847)	(4,638)
Accounts payable, accrued expenses and other liabilities	1,909	(31,819)	(12,267)
Deferred revenue	(40,994)	22,047	12,641
Net cash provided by operating activities	116,831	86,960	171,755
Investing Activities
Transaction costs of business combination	—	—	(108,199)
Cash consideration paid for business combination, net of cash acquired of $155,356	—	—	(586,900)
Capital expenditures and leasehold costs	(19,084)	—	(13,724)
Payment for acquisitions of real estate investments	(4,550)	—	—
Proceeds from sale of joint venture investment	—	(10,450)	—
Proceeds from sale of joint venture investment to a related party	64,203	—	—
Deferred investment costs	—	(651)	(2,297)
Proceeds from sale of real estate	37,709	172,895	138,750
Proceeds from sale of real estate to a related party	16,765	—	—
New investment originations and funded commitments	(121,447)	(55,374)	(355,854)
Principal collections on investments	221,975	89,106	456,438
Proceeds from loan syndications	25,617	52,926	105,421
Investment in commercial real estate	—	—	(1,828)

Gramercy Capital Corp.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2010	2009	2008
Investment in commercial mortgage-backed securities	(63,562)	(119,122)	(72,196)
Investment in joint venture	(3,168)	(3,237)	(2,324)
Change in accrued interest income	(11)	(32)	80
Purchase of marketable investments	2	(7)	(5,362)
Sale of marketable investments	6,139	6,606	4,989
Change in restricted cash from investing activities	(5,881)	(1,539)	(47,566)
Net cash provided by (used by) investing activities	154,707	131,121	(490,572)
Financing Activities
Distribution to non-controlling interests	—	(7,995)	—
Proceeds from hedge termination	—	(4,452)	—
Proceeds from repurchase facilities	—	9,500	45,039
Repayments of repurchase facilities	(85)	(76,243)	(149,339)
Purchase of interest rate caps	(3,162)	—	—
Proceeds of unsecured credit facility	—	—	172,301
Repayment of unsecured credit facility	—	(45,000)	—
(Repurchase) issuance of collateralized debt obligations	(19,557)	—	(50,066)
Payment for exchange of junior subordinate note	(5,000)	—	—
Repayment of mortgage notes	(43,529)	(111,559)	(801,913)
Proceeds from stock options exercised	—	—	1,305
Proceeds from acquisition financing	—	—	1,114,743
Deferred financing costs and other liabilities	(6,698)	(3,205)	(27,031)
Net proceeds of sale of common stock	—	—	61
Cash consideration paid to redeem preferred stock	(16,620)	—	—
Dividends paid on common stock	—	(31)	(159,891)
Dividends paid on preferred stock	—	—	(7,019)
Change in restricted cash from financing activities	(94,387)	22,421	24,329
Net cash (used by) provided by financing activities	(189,038)	(216,564)	162,519
Net (decrease) increase in cash and cash equivalents	82,500	1,517	(156,298)
Cash and cash equivalents at beginning of period	138,345	136,828	293,126
Cash and cash equivalents at end of period	$220,845	$138,345	$136,828
Non-cash activity
Deferred gain (loss) and other non-cash activity related to derivatives	$(70,707)	$68,073	$5,299
Issuance of common stock for acquisition advisory costs	$—	$—	$11,213
Issuance of common stock in business combination	$—	$—	$378,672
Assumptions of mortgage loans in a business combination	$—	$—	$1,316,004
Mark-to-market of debt assumed in business acquistion	$—	$—	$24,743
Debt assumed by purchaser in sale of real estate	$—	$103,621	$—
Supplemental cash flow disclosures
Interest paid	$205,441	$192,229	$249,400
Income taxes paid	$591	$513	$433

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

1. Business and Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a self-managed, integrated, commercial real estate finance and property management and investment company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. On April 1, 2008, the Company completed the acquisition of American Financial Realty Trust (NYSE: AFR) (“American Financial”) in a transaction with a total value of approximately $3,300,000, including the assumption of approximately $1,300,000 of American Financial’s secured debt.

From its inception until April 2009, the Company was externally managed and advised by GKK Manager LLC, or the Manager, a wholly-owned subsidiary of SL Green Realty Corp., or SL Green. On April 24, 2009, the Company completed the internalization of its management through the direct acquisition of the Manager from SL Green. Beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Company added 77 former employees of the Manager to its own staff. For the year ended December 31, 2009, the Company expensed $5,010 for the costs incurred in connection with the Company’s acquisition of the Manager. At December 31, 2010 and 2009, SL Green Operating Partnership, L.P., or SL Green OP, a wholly-owned subsidiary of SL Green, owned approximately 10.7% and 12.5%, respectively, of the outstanding shares of the Company’s common stock.

Substantially all of the Company’s operations are conducted through GKK Capital LP, a Delaware limited partnership, or the Operating Partnership. The Company, as the sole general partner, has responsibility and discretion in the management and control of the Operating Partnership, accordingly, the Company consolidates the accounts of the Operating Partnership. The Company qualified as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with its taxable year ended December 31, 2004 and the Company expects to qualify for the current fiscal year. To maintain the Company’s qualification as a REIT, the Company plans to distribute at least 90% of taxable income, if any. The Operating Partnership conducts its finance business primarily through the use of two private REITs, Gramercy Investment Trust and Gramercy Investment Trust II, and its commercial real estate investment and property management business through various wholly owned entities.

The Company’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. The Company’s property management and investment business, which operates under the name Gramercy Realty, historically focused on the acquisition and management of commercial properties net leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are, for the most part, deposit-taking commercial banks, thrifts and credit unions, which the Company generally refers to as “banks.” The Company’s portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wells Fargo Bank National Association (formerly Wachovia Bank, National Association), or Wells Fargo Bank, Regions Financial Corporation, or Regions Financial and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company’s commercial real estate finance and property investment businesses are conducted.

In March 2010, the Company amended its $240,523 mortgage loan with Goldman Sachs Mortgage Company, or GSMC, Citicorp North America, Inc., or Citicorp, and SL Green, or the Goldman Mortgage Loan, and its $549,713 senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSMC, Citicorp and SL Green, or the Goldman Mezzanine Loans, to extend the maturity date to March 11, 2011. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the Company entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

1. Business and Organization  – (continued)

Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions fail. On May 9, 2011, the Company announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into a collateral transfer and settlement agreement, or the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to the mezzanine lenders, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of Gramercy Realty’s assets on behalf of such mezzanine lenders for a fixed fee plus incentive fees. In July 2011, the Company’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet was transferred to its mortgage lender through a deed in lieu of foreclosure.

Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues are expected to significantly decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, the Company’s total assets and liabilities are expected to decline substantially. The transition of Gramercy Realty’s business and the effects of these changes on the Company’s Consolidated Financial Statements are expected to be completed by December 31, 2011.

As of December 31, 2010, Gramercy Finance held loans and other lending investments and CMBS of $2,128,695 net of unamortized fees, discounts, asset sales, unfunded commitments reserves for loan losses and other adjustments, with an average spread to 30-day LIBOR of 400 basis points for its floating rate investments, and an average yield of approximately 8.32% for its fixed rate investments. As of December 31, 2010, Gramercy Finance also held interests in one CTL investment and eight interests in real estate acquired through foreclosures.

As of December 31, 2010, Gramercy Realty’s portfolio consisted of 625 bank branches, 321 office buildings and two land parcels, of which 54 bank branches were owned through unconsolidated joint ventures. Gramercy Realty’s consolidated properties aggregated approximately 25,303 rentable square feet and its unconsolidated properties aggregated approximately 251 rentable square feet. As of December 31, 2010, the occupancy of Gramercy Realty’s consolidated properties was 82.6% and the occupancy for its unconsolidated properties was 100%. Gramercy Realty’s two largest tenants are Bank of America and Wells Fargo Bank and as of December 31, 2010, they represented approximately 41.0% and 15.3%, respectively, of the rental income of the Company’s portfolio and occupied approximately 42.7% and 16.6%, respectively, of Gramercy Realty’s total rentable square feet.

Gramercy Realty typically and historically entered into long-term net leases with its financial institution tenants. As of December 31, 2010, the weighted average remaining term of Gramercy Realty’s leases was 8.5 years and approximately 70.6% of its base revenue was derived from net leases.

The Company relies on the credit and equity markets to finance and grow its business. Despite signs of improvement in 2010 and to date in 2011, market conditions remained difficult for the Company with limited, if any, availability of new debt or equity capital. The Company’s stock price remained low and the Company currently has limited, if any, availability to the public or private equity capital markets. In this environment, the Company has sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing our loan portfolio to encourage repayments as well as

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

1. Business and Organization  – (continued)

reducing capital and overhead expenses, and as a result, the Company has engaged in limited new investment activity, other than reinvestment of available restricted cash within our CDOs. Nevertheless, the Company remains committed to identifying and pursuing strategies and transactions that could preserve or improve cash flows to the Company from its CDOs, increase the Company’s net asset value per share of common stock, improve the Company’s future access to capital or otherwise potentially create value for the Company’s stockholders.

2. Significant Accounting Policies

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation for assets classified as discontinued operations.

The Company reclassified the unamortized accrued interest payable in connection with the January 2009 redemption of the junior subordinated notes of $5,412 from Accounts payable and accrued expenses to Collateralized debt obligations on the Consolidated Balance Sheet. Also, the Company reclassified the Consolidated Balance Sheet at December 31, 2010 and 2009 to conform with the reporting requirements for variable interest entities.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities (“VIE”) in which the Company is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of entity’s equity investment at risk to absorb losses, and determined that the Company is the primary beneficiary for one variable interest entity and has included the accounts of this entity in the consolidated financial statements.

Entities which the Company does not control and entities which are VIE’s, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

Variable Interest Entities

The following is a summary of the Company’s involvement with VIEs as of December 31, 2010:

	Company carrying value – assets		Company carrying value – liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Collateralized debt obligations	$2,387,513		$2,851,912	$3,103,990	$3,063,802
Unconsolidated VIEs
CMBS-controlling class	$—	(1)	$—	$633,654	$633,654

(1)	CMBS are assets held by the collateralized debt obligations classified on the Consolidated Balance Sheets as an Asset of Consolidated VIEs.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

2. Significant Accounting Policies  – (continued)

The following is a summary of the Company’s involvement with VIEs as of December 31, 2009:

	Company carrying value – assets		Company carrying value – liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Total real estate investments, net	$43,159		$41,934	$43,159	$41,934
Collateralized debt obligations	2,563,139		2,810,506	3,083,873	3,101,953
	$2,606,298		$2,852,440	$3,127,032	$3,143,887
Unconsolidated VIEs
CMBS-controlling class	$28,968	(1)	$—	$921,654	$921,654

(1)	CMBS are assets held by the collateralized debt obligations classified on the Consolidated Balance Sheets as an Asset of Consolidated VIEs.

Consolidated VIEs

As of December 31, 2010, the Consolidated Balance Sheet includes $2,387,513 of assets and $2,851,912 of liabilities related to four consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, the Company’s net exposure to loss from investments in these entities is $0.

Collateralized Debt Obligations

The Company currently consolidates three collateralized debt obligations, or CDOs, which are VIEs. These CDOs invest in commercial real estate debt instruments, the majority of which the Company originated within the CDOs, and are financed by the debt and equity issued. The Company is named as collateral manager of all three CDOs. As a result of consolidation, the Company’s subordinate debt and equity ownership interests in these CDOs have been eliminated, and the Consolidated Balance Sheets reflect both the assets held and debt issued by these CDOs to third parties. Similarly, the operating results and cash flows include the gross amounts related to the assets and liabilities of the CDOs, as opposed to the Company’s net economic interests in these CDOs. Refer to Note 8 for further discussion of fees earned related to the management of the CDOs.

The Company’s interest in the assets held by these CDOs is restricted by the structural provisions of these entities, and the recovery of these assets will be limited by the CDOs’ distribution provisions, which are subject to change due to non-compliance with covenants, which are described further in Note 8. The liabilities of the CDO trusts are non-recourse, and can generally only be satisfied from the respective asset pool of each CDO.

The Company is not obligated to provide any financial support to these CDOs. As of December 31, 2010, the Company has no exposure to loss as a result of the investment in these CDOs. Since the Company is the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, the Company has concluded that it is the primary beneficiary of the CDOs.

Unconsolidated VIEs

Investment in CMBS

The Company has investments in CMBS, which are considered to be VIEs. These securities were acquired through investment, and are primarily comprised of securities that were originally investment grade securities, and do not represent a securitization or other transfer of the Company’s assets. The Company is not named as the special servicer or collateral manager of these investments, except as discussed further below.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

2. Significant Accounting Policies  – (continued)

The Company is not obligated to provide, nor has it provided, any financial support to these entities. The majority of the Company’s securities portfolio, with an aggregate face amount of $1,228,050, is financed by the Company’s CDOs, and the Company’s exposure to loss is therefore limited to its interests in these consolidated entities described above. The Company has not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, the Company does not directly control the activities that most significantly impact the VIEs’ economic performance.

The Company further analyzed its investment in controlling class CMBS to determine if it was the primary beneficiary. At December 31, 2010, the Company owned securities of one controlling non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust. The carrying value of the investment is $0 at December 31, 2010. The total par amount of CMBS issued by the CMBS trust was $633,654.

The Trust is a resecuritization of $633,654 of CMBS originally rated AA through BB. The Company purchased a portion of the below investment grade securities, totaling approximately $27,300. The Manager is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. The Company has determined that it is the non-transferor sponsor of the Trust. As collateral administrator, the Manager has the right to purchase defaulted securities from the Trust at fair value if very specific triggers have been reached. The Company has no other rights or obligations that could impact the economics of the Trust and therefore has concluded that it is not the primary beneficiary. The Manager can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. Neither the Company nor the Manager has any on-going financial obligations, including advancing, funding or purchasing collateral in the Trust.

The Company’s maximum exposure to loss as a result of its investment in controlling class CMBS totaled $0, which equals the book value of these investments as of December 31, 2010.

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

In leasing office space, the Company may provide funding to the lessee through a tenant allowance. In accounting for tenant allowances, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership of such improvements. If the Company is considered the owner of the leasehold improvements, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term.

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
December 31, 2010

2. Significant Accounting Policies  – (continued)

controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.

The Company also reviews the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose for assets held for sale.

These assessments are recorded as an impairment loss in the Consolidated Statements of Operations in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.

During 2010, the Company recorded impairment charges of $933,884 related to its investments in real estate, including $85,294 of impairments on intangible assets. Impairment charges for properties classified as held for investment were $913,648 and $20,236 has been recorded on properties reclassified as discontinued operations. The Company recorded impairment charges totaling $912,147 in continuing operations during 2010 to reduce the carrying value of 692 properties to the estimated fair value. All of the impaired properties serve as collateral for the Goldman Mezzanine Loans and are part of the Gramercy Realty portfolio. The Company also recorded impairment charges on three leasehold properties totaling $1,501 based on the difference between estimated cash flow shortfalls over the sub-tenants’ lease term. No other real estate assets in the portfolio were determined to be impaired as of December 31, 2010 as a result of the analysis. The estimated fair values for the properties serving as collateral for the Goldman Mezzanine loans were calculated using discounted cash flows based on internally developed models and residual values calculated with capitalization rates utilizing a study completed by a third party property management provider for similar types of buildings. The Company identified several possible future outcomes and applied a probability-weighted approach to estimate the future undiscounted cash flows. The Company determined that, as of December 31, 2010, based on the likelihood of possible outcomes and the probability-weighted undiscounted cash flows, its investments in real estate were impaired.

During 2009, the Company recorded impairment charges of $43,440 related to its investments in real estate. Impairment charges for properties classified as held for investment were $18,932 and $24,507 has been recorded on properties reclassified as discontinued operations. The Company recorded impairment charges totaling $18,870 in continuing operations during 2009 to reduce the carrying value of the properties to their estimated fair value. The Company also recorded impairment charges on one leasehold property totaling $62 based on the difference between estimated cash flow shortfalls over the sub-tenant’s lease term. The estimated fair values for the properties were calculated using discounted cash flows based on internally developed models and residual values calculated with capitalization rates.

During 2008, the Company recorded no impairment charges related to its investments in real estate.

The assessment as to whether a real estate investment is impaired is highly subjective. The calculations involve management’s best estimate of the holding period, market comparables, future occupancy levels, rental

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

2. Significant Accounting Policies  – (continued)

rates, capitalization rates, lease-up periods and capital requirements for each property. A change in any one or more of these factors could materially impact whether a property is impaired as of any given valuation date.

The Company allocates the purchase price of real estate to land, building and intangibles, such as the value of above- and below-market leases and origination costs associated with the leases in-place at the acquisition date.

Leasehold Interests

Leasehold interest liabilities are recorded based on the difference between management’s estimate of the cash flows expected to be paid and earned from the subleases over the non-cancelable lease terms and any payments received in consideration for assuming the leasehold interests. Factors used in determining the net present value of cash flows include contractual rental amounts and amounts due under the corresponding operating lease assumed. Amounts allocated to leasehold interests, based on their respective fair values, are amortized on a straight-line basis over the remaining lease term.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of December 31, 2010 and 2009, the Company had investments of $3,650 and $108,465 in unconsolidated joint ventures, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2010 consists of $114,179 on deposit with the trustee of the Company’s collateralized debt obligations, or CDOs. The remaining balance consists of $52,451 held as collateral for letters of credit, $1,975 of interest reserves held on behalf of borrowers and $78,088, which includes $1,296 related to assets held for sale, which represents amounts escrowed pursuant to mortgage agreements securing the Company’s real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Assets Held for Sale

Real Estate and CTL Investments Held for Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as ‘discontinued operations.’ As of December 31, 2010 and 2009, the Company had real estate investments held for sale of $28,660 and $841, respectively. The Company recorded impairment charges of $20,236, $24,507 and $0, during the years ended December 31, 2010, 2009 and 2008, respectively, related to real estate investments classified as held-for-sale.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

2. Significant Accounting Policies  – (continued)

None of the properties that serve as collateral for the Goldman Mortgage and Goldman Mezzanine Loans met the criteria to be classified as held for sale as of December 31, 2010. These properties do not meet the criteria to be classified as held for sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of these properties are included in the Consolidated Balance Sheets as of December 31, 2010 and 2009 and their results of operations are presented as part of continuing operations in the Consolidated Statements of Operations for all periods presented. The assets and liabilities of these properties will be removed from the Consolidated Balance Sheet and the results of operations will be reclassified to discontinued operations in the Consolidated Statements of Operations upon the ultimate disposition of each property.

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

As of December 31, 2010 and 2009, the Company had no loans and other lending investments designated as held-for-sale. The Company recorded impairment charges of $2,000, $138,570 and $0, related to the mark-to-market of the loans designated as held-for-sale during the years ended December 31, 2010, 2009 and 2008, respectively.

Gain on Settlement of Debt

A gain on settlement of debt is recorded when the carrying amount of the liability settled exceeds the fair value of the assets transferred to the lender or special servicer in accordance with GAAP. For the year ended December 31, 2010, the Company did not recognize any gain on settlement of debt and the Company has not transferred any properties to the lender in satisfaction of the mortgage obligation. During the year ended December 31, 2010, the Company recorded $946 of legal and professional fees related to the restructuring of the Goldman Mortgage Loan and the Goldman Mezzanine Loans in the Consolidated Statements of Operations.

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
December 31, 2010

2. Significant Accounting Policies  – (continued)

flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting charge against earnings and a new cost basis is established.

The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income. In January 2009, the FASB clarified the guidance for impairment by removing the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. As of December 31, 2010, 2009 and 2008, the Company recognized other-than-temporary impairments of $37,453, $12,511 and $0, respectively, due to an adverse change in expected cash flows related to credit losses for 14 and five CMBS investments, respectively, which are recorded in impairment on loans held for sale and CMBS in the Company’s Consolidated Statement of Operations.

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

During the year ended December 31, 2010, the Company sold nine CMBS investments due to credit events for a realized loss of $294. During the year ended December 31, 2009, the Company did not sell any CMBS investments.

Pledged Government Securities

The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. The Company does not intend to sell the securities and believes it is more likely than not that it will realize the full amortized cost basis of the securities over their remaining life. These securities had a carrying value of $92,918, a fair value of $96,729 and unrealized gains of $3,811 at December 31, 2010, and have maturities that extend through November 2013.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

2. Significant Accounting Policies  – (continued)

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of December 31, 2010 and December 31, 2009, were $5,440 and $8,172, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the Consolidated Statements of Income.

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

Above-market and below-market lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

2. Significant Accounting Policies  – (continued)

Intangible assets and acquired lease obligations consist of the following:

	December 31, 2010	December 31, 2009
Intangible assets:
In-place leases, net of accumulated amortization of $114,383 and $70,363	$248,021	$363,655
Above-market leases, net of accumulated amortization of $33,136 and $22,601	67,732	86,823
Amounts related to assets held for sale, net of accumulated amortization of $0 and $6	—	(42)
Total intangible assets	$315,753	$450,436
Intangible liabilities:
Below-market leases, net of accumulated amortization of $223,282 and $144,261	$693,148	$770,839
Amounts related to assets held for sale, net of accumulated amortization of $0 and $8	—	(58)
Total intangible liabilities	$693,148	$770,781

The following table provides the weighted-average amortization period as of December 31, 2010 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted- Average Amortization Period	2011	2012	2013	2014	2015
In-Place Leases	13.4	$27,011	$24,854	$23,469	$22,415	$21,022
Total to be included in Depreciation and Amortization Expense		$27,011	$24,854	$23,469	$22,415	$21,022
Above-Market Lease Assets	14.1	$(7,208)	$(6,708)	$(6,319)	$(5,374)	$(4,977)
Below-Market Lease Liabilities	13.9	68,332	65,143	62,983	62,075	61,547
Total to be included in Rental Revenue		$61,124	$58,435	$56,664	$56,701	$56,570

During 2010, the Company recorded impairment charges of $76,083 and $9,211 related to in-place lease and above-market lease asset intangibles, respectively. The Company recorded impairment charges to reduce the carrying value of assets, serving as collateral for the Goldman Mezzanine Loans, to estimated fair value.

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
December 31, 2010

2. Significant Accounting Policies  – (continued)

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

The Company assessed the cost associated with its legal obligation to remediate asbestos in its properties known to contain asbestos and recorded the present value of the asset retirement obligation. As of December 31, 2010 and December 31, 2009 the Company has recorded a liability of approximately $3,686 and $3,498, respectively. The Company recorded an expense of $188, $175 and $181 for the years ended December 31, 2010, 2009, and 2008, respectively.

Valuation of Financial Instruments

ASC 820-10, “Fair Value Measurements and Disclosures,” among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and will require a lesser degree of judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment to be utilized in measuring fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

2. Significant Accounting Policies  – (continued)

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
December 31, 2010

2. Significant Accounting Policies  – (continued)

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

The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and subsequent cash receipts are applied to principal or recognized as income when received. At December 31, 2010, the Company had one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. At December 31, 2009, the Company had three first mortgage loans with a carrying value of $55,122, four mezzanine loans with an aggregate carrying value of $319, one second lien loan with the carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At December 31, 2010, one first mortgage loan with a carrying value of $13,222 and two mezzanine loans with an aggregate carrying value of $9,826 were classified as sub-performing. At December 31, 2009, four first mortgage loans with an aggregate carrying value of $160,212 were classified as sub-performing.

For the years ended December 31, 2010, 2009 and 2008, the Company recognized $1,482, $0 and $1,256, respectively, in net gains from the sale of debt investments or commitments.

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

The Company considers the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment), and compares it to the carrying value of the loan. The determination of the estimated fair value is based on the key characteristics of the collateral type, collateral location, quality and prospects of the sponsor, the amount

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

2. Significant Accounting Policies  – (continued)

and status of any senior debt, and other factors. The Company also includes the evaluation of operating cash flow from the property during the projected holding period, and the estimated sales value of the collateral computed by applying an expected capitalization rate to the stabilized net operating income of the specific property, less selling costs, all of which are discounted at market discount rates. The Company also considers if the loan’s terms have been modified in a troubled debt restructuring. Because the determination of estimated value is based upon projections of future economic events, which are inherently subjective, amounts ultimately realized from loans and investments may differ materially from the carrying value at the balance sheet date.

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb losses. During the year ended December 31, 2010, the Company incurred charge-offs totaling $239,078 relating to realized losses on ten loans. During the year ended December 31, 2009, the Company incurred charge-offs totaling $188,574 relating to realized losses on 16 loans. The Company maintained a reserve for loan losses of $263,516 against 19 separate investments with a carrying value of $438,541 as of December 31, 2010, and a reserve for loan losses of $418,202 against 23 separate investments with a carrying value of $536,445 as of December 31, 2009.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2010 and 2009 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

Stock-Based Compensation Plans

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

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2010 and 2009.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

2. Significant Accounting Policies  – (continued)

	2010	2009
Dividend yield	5.7%	14.0%
Expected life of option	5.0 years	5.0 years
Risk free interest rate	2.65%	1.72%
Expected stock price volatility	75.0%	90.0%

Incentive Distribution (Class B Limited Partner Interest)

Prior to the internalization, the Class B limited partner interests were entitled to receive an incentive return equal to 25% of the amount by which funds from operations, or FFO, plus certain accounting gains (as defined in the partnership agreement of the Company’s Operating Partnership) exceed the product of the Company’s weighted average stockholders equity (as defined in the partnership agreement of the Company’s Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payment of such amounts became probable and reasonably estimable in accordance with the partnership agreement. These cash distributions reduced the amount of cash available for distribution to the common unit holders in the Company’s Operating Partnership and to the Company’s common stockholders. In April 2009, the Company completed the internalization of its management through the direct acquisition of the Manager from SL Green. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Class B limited partner interests have been cancelled. No incentive distribution was earned for the years ended December 31, 2010 and 2009. The Company incurred approximately $2,350 with respect to incentive distributions on such Class B limited partner interests for the year ended December 31, 2008.

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

In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to hedge the cash flow variability caused by interest rate fluctuations of its liabilities. Each of the Company’s CDOs maintains a maximum amount of allowable unhedged interest rate risk. The 2005 CDO permits 20% of the net outstanding principal balance and the 2006 CDO and the 2007 CDO permit 5% of the net outstanding principal balance to be unhedged.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

2. Significant Accounting Policies  – (continued)

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

For the years December 31, 2010, 2009 and 2008, the Company recorded $966, $2,495 and $53 of income tax expense, respectively. Tax expense for the years ended December 31, 2010 and 2009 is comprised entirely of state and local taxes. Included in tax expense for the year ended December 31, 2009 is an accrual for state income taxes on the gain of extinguishment of debt of $119,305. Under federal tax law, the Company is allowed to defer this gain until 2014; however not all states follow this federal rule.

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
December 31, 2010

2. Significant Accounting Policies  – (continued)

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

Four investments accounted for approximately 24.2% of the total carrying value of the Company’s debt investments as of December 31, 2010 compared to four investments which accounted for approximately 20.8% of the total carrying value of the Company’s debt investments as of December 31, 2009. Seven investments accounted for approximately 17.2% of the revenue earned on the Company’s debt investments for the year ended December 31, 2010, compared to six investments which accounted for approximately 16.7% of the revenue earned on the Company’s debt investments for the year ended December 31, 2009 and six investments which accounted for approximately 17.9% of the revenue earned on the Company’s debt investments for the year ended December 31, 2008. The largest sponsor accounted for approximately 10.7% and 9.5% of the total carrying value of the Company’s debt investments as of December 31, 2010 and 2009, respectively. The largest sponsor accounted for approximately 5.8% of the revenue earned on the Company’s debt investments for the year ended December 31, 2010, compared to approximately 5.9% and 4.7% of the revenue earned on the Company’s debt investments for the years ended December 31, 2009 and 2008, respectively.

Additionally, two tenants, Bank of America and Wells Fargo Bank accounted for approximately 41.0% and 15.3% of the Company’s rental revenue for the year ended December 31, 2010, respectively.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

2. Significant Accounting Policies  – (continued)

In May 2009, the FASB issued new guidance that incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards relative to the reporting of subsequent events, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new guidance, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. The Company adopted this standard effective beginning in April 1, 2009. In February 2010, the FASB issued an Accounting Standards Update (ASU) clarifying the application of this guidance to entities, specifying that if an entity is an SEC filer then it should evaluate subsequent events through the date the financial statements are available to be issued. Additionally the ASU incorporates a definition of an SEC filer and states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The Company has applied this update to its financial statements for the period ended December 31, 2010.

In June 2009, the FASB amended the guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard was effective January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard was effective January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, other than presentation on the Consolidated Balance Sheets.

In January 2010, the FASB amended guidance to require a number of additional disclosures regarding fair value measurements. Specifically, the guidance revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. Also, it requires the presentation of purchases, sales, issuances and settlements within Level III on a gross basis rather than on a net basis. The amendments clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued a clarification of previous guidance that exempts certain credit related features from analysis as potential embedded derivatives subject to bifurcation and separate fair value accounting. This guidance specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation and separate fair value accounting is required. The adoption of this guidance by the Company on July 1, 2010 had no material effect on the Company’s consolidated financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

2. Significant Accounting Policies  – (continued)

In July 2010, FASB issued guidance which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. This guidance will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under this guidance as of the end of a reporting period are effective for the Company’s December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company’s March 31, 2011 interim reporting period. In January 2011, the FASB delayed the effective date of the new disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations about on what constitutes a troubled debt restructuring. The effective date of the new disclosures about and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is anticipated to be effective for the Company’s September 30, 2011 reporting period. The Company has applied this update to its financial statements for the period ended December 31, 2010.

In December 2010, the FASB issued guidance on the disclosure of supplementary pro forma information for business combinations. The guidance specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current period had occurred as of the beginning of the comparable annual period only. The adoption of this guidance for the Company’s annual reporting period ending December 31, 2011 will not have a material impact on the Company’s financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

3. Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company’s loan, other lending investments, and CMBS investments as of December 31, 2010 and December 31, 2009, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR(2)
	2010	2009	2010	2009	2010	2009	2010	2009
Whole loans, floating rate	$659,095	$830,617	58.7%	60.2%	—	—	330 bps	454 bps
Whole loans, fixed rate	132,268	122,846	11.8%	8.9%	7.16%	6.89%	—	—
Subordinate interests in whole loans, floating rate	75,066	76,331	6.7%	5.5%	—	—	297 bps	246 bps
Subordinate interests in whole loans, fixed rate	46,468	44,988	4.1%	3.2%	6.01%	7.46%	—	—
Mezzanine loans, floating rate	152,349	190,668	13.5%	13.7%	—	—	754 bps	577 bps
Mezzanine loans, fixed rate	48,828	85,898	4.3%	6.2%	12.69%	8.08%	—	—
Preferred equity, floating rate	5,224	28,228	0.5%	2.0%	—	—	350 bps	1,064 bps
Preferred equity, fixed rate	4,230	4,256	0.4%	0.3%	7.25%	7.23%	—	—
Subtotal/Weighted average	1,123,528	1,383,832	100.0%	100.0%	8.09%	7.39%	400 bps	476 bps
CMBS, floating rate	50,798	67,876	5.1%	6.9%	—	—	394 bps	254 bps
CMBS, fixed rate	954,369	916,833	94.9%	93.1%	8.37%	7.84%	—	—
Subtotal/Weighted average	1,005,167	984,709	100.0%	100.0%	8.37%	7.84%	394 bps	254 bps
Total	$2,128,695	$2,368,541	100.0%	100.0%	8.32%	7.74%	400 bps	463 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, asset sales, unfunded commitments, reserves for loan losses and other adjustments.
(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

Whole loans are permanent first mortgage loans with initial terms of up to 15 years. Whole loans are first mortgage liens and senior in interest to subordinate mortgage interest in whole loans, mezzanine loan and preferred equity interest.

Subordinate mortgage interests in whole loans are participation interests in mortgage notes or loans secured by a lien subordinated to a senior interest in the same loan. Subordinate interests in whole loans are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding senior interest.

Mezzanine loans are senior to the borrower’s equity in, and subordinate to a whole loan and subordinate mortgage interest, on a property. These loans are secured by pledges of ownership interests in entities that directly or indirectly own the real property.

Preferred Equity are investments in entities that directly or indirectly own commercial real estate. Preferred equity is not secured, but holders have priority relative to common equity holders.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

3. Loans and Other Lending Investments  – (continued)

Quarterly, the Company evaluates its loans for instances where specific valuation allowances are necessary, as described in Note 2. As a component of the Company’s quarterly policies and procedures for loan valuation and risk assessment, each loan is assigned a risk rating. Individual ratings range from one to six, with one being the lowest risk and six being the highest risk. Each credit risk rating has benchmark guidelines which pertain to debt-service coverage ratios, loan-to-value (“LTV”) ratio, borrower strength, asset quality, and funded cash reserves. Other factors such as guarantees, market strength, remaining loan term and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan. Loans with a risk rating of one to three have characteristics of a lower risk loan and such loans are generally expected to perform through maturity. Loans with a risk rating of four to five generally have characteristics of a higher risk loan and may indicate instances of a higher likelihood of a contractual default or expectation of a principal loss. Loans with a risk rating of six are nonperforming and often times have been fully reserved.

A summary of the Company’s loans by loan class as of December 31, 2010 and 2009 are as follows:

	Risk Ratings as of December 31, 2010
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole Loans	11	$412,837	$403,265	18	$504,229	$388,098
Subordinate Mortgage Interests(1)	6	96,145	96,073	3	85,494	25,461
Mezzanine Loans	2	39,979	40,342	10	214,151	160,835
Preferred Equity	—	—	—	2	60,668	9,454
Total	19	$548,961	$539,680	33	$864,542	$583,848

(1)	Includes one Interest-Only Strip.

	Risk Ratings as of December 31, 2009
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole Loans	6	$146,326	$134,655	26	$979,291	$818,808
Subordinate Mortgage Interests(1)	6	96,067	96,054	2	70,494	25,265
Mezzanine Loans	7	146,845	140,640	13	360,361	135,926
Preferred Equity	1	48,485	28,229	1	12,214	4,255
Total	20	$437,723	$399,578	42	$1,422,360	$984,254

(1)	Includes one Interest-Only Strip.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

3. Loans and Other Lending Investments  – (continued)

As of December 31, 2010, the Company’s loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing		Current Carrying Value (In thousands)		% of Total
2011	30	(1)	$490,302		43.6%
2012	11		334,260		29.8%
2013	2		89,003		7.9%
2014	2		28,968		2.6%
2015	3		50,821		4.5%
Thereafter	4		130,174		11.6%
Total	52		$1,123,528		100.0%
Weighted average maturity			1.8 years	(2)

(1)	Of the loans maturing in 2011, 13 investments with a carrying value of $243,582 have subsequently been extended, and six investments with a carrying value of $114,480 have subsequently been paid off, of which one investment was paid off at a discount. There are 11 investments with a carrying value of $132,240 which have not yet been extended.
(2)	The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the years ended December 31, 2010, 2009 and 2008, the Company’s investment income from loan and other lending investments and CMBS investments, was generated by the following investment types:

	For the year ended December 31, 2010		For the year ended December 31, 2009		For the year ended December 31, 2008
Investment Type	Investment Income	% of Total	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$55,328	33.2%	$74,536	40.3%	$121,843	47.8%
Subordinate interest in whole loans	5,826	3.5%	4,863	2.6%	9,290	3.7%
Mezz loans	24,306	14.6%	38,169	20.7%	66,180	26.0%
Preferred equity	2,692	1.6%	1,941	1.1%	1,361	0.5%
CMBS	78,490	47.1%	65,098	35.3%	56,147	22.0%
Total	$166,642	100.0%	$184,607	100.0%	$254,821	100.0%

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

3. Loans and Other Lending Investments  – (continued)

At December 31, 2010 and 2009, the Company’s loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	December 31, 2010		December 31, 2009
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$497,030	44.2%	$638,937	46.2%
West	277,478	24.7%	347,531	25.1%
South	119,841	10.7%	132,961	9.6%
Mid-Atlantic	116,495	10.4%	127,872	9.2%
Midwest	50,298	4.4%	22,165	1.6%
Various(1)	32,365	2.9%	42,406	3.1%
Southwest	30,021	2.7%	71,960	5.2%
Total	$1,123,528	100.0%	$1,383,832	100.0%

(1)	Includes interest-only strips and at December 31, 2009 included a defeased loan.

At December 31, 2010 and 2009, the Company’s loans and other lending investments, excluding CMBS investments, by property type are as follows:

	December 31, 2010		December 31, 2009
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$425,773	37.9%	$644,720	46.6%
Retail	202,090	18.0%	107,115	7.7%
Hotel	184,306	16.4%	220,385	15.9%
Land – Commercial	143,589	12.8%	167,300	12.1%
Multifamily	54,488	4.8%	88,975	6.4%
Industrial	47,784	4.3%	50,842	3.7%
Condo	30,923	2.8%	53,475	3.9%
Mixed-Use	28,622	2.5%	24,203	1.8%
Other(1)	5,953	0.5%	9,621	0.7%
Land – Residential(2)	—	—	17,196	1.2%
Total	$1,123,528	100.0%	$1,383,832	100.0%

(1)	Includes interest-only strips and at December 31, 2009, a defeased loan.
(2)	All of the loans secured by residential land are secured by first mortgages or first deeds of trust, except for two loans secured by second-and third-mortgage liens to the same sponsor with an aggregate carrying value of $0. The second and third lien loans are secured by land intended primarily for residential development. These loans were classified as non-performing as of December 31, 2010 and 2009.

The Company recorded provisions for loan losses of $84,392, $517,784 and $97,853 for the years ended December 31, 2010, 2009 and 2008, respectively. These provisions represent increases in loan loss reserves based on management’s estimates considering delinquencies, loss experience, collateral quality by individual asset or category of asset and modifications that resulted in troubled debt restructurings.

For the year ended December 31, 2010, the Company incurred charge-offs of $239,078 related to realized losses on ten loan investments. During the year ended December 31, 2009, the Company incurred charge-offs of $188,574 related to realized losses on 16 loan investments. During the year ended December 31, 2008, the

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

3. Loans and Other Lending Investments  – (continued)

Company incurred charge-offs totaling $17,519 related to two defaulted loans the Company foreclosed upon which had a carrying value totaling $31,760, which is included in real estate investments on the Consolidated Balance Sheet, and three additional loans, two of which were sold at a loss and the other was for a negotiated payoff below par.

The interest income on impaired loans during the time within the financial statement period that they were impaired was $42,169, $38,966 and $25,813 for the years ended December 31, 2010, 2009 and 2008 respectively.

Changes in the reserve for possible loan losses were as follows:

Reserve for loan losses, December 31, 2007	$8,658
Additional provision for loan losses	97,853
Charge-offs	(17,519)
Reserve for loan losses, December 31, 2008	88,992
Additional provision for loan losses	517,784
Charge-offs	(188,574)
Reserve for loan losses, December 31, 2009	418,202
Additional provision for loan losses	84,392
Charge-offs	(239,078)
Reserve for loan losses, December 31, 2010	$263,516

As of December 31, 2010 and 2009, the Company’s recorded investments in impaired loans were as follows:

	For the year ended December 31, 2010
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Recorded Investment(1)	Investment Income Recognized
Whole loans	$506,211	$382,272	$126,823	$428,618	$23,440
Subordinate interests in whole loans	50,647	5,062	45,585	3,091	38
Mezzanine loans	156,161	94,312	39,708	96,589	9,675
Preferred equity	60,668	9,454	51,400	30,748	2,792
Total	$773,687	$491,100	$263,516	$559,046	$35,945

(1)	Represents the average of the month end balances for the year ended December 31, 2010.

	For the year ended December 31, 2009
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Recorded Investment(1)	Investment Income Recognized
Whole loans	$606,128	$444,108	$165,905	$578,220	$25,226
Subordinate interests in whole loans	15,000	—	15,000	—	(1,224)
Mezzanine loans	349,647	73,792	208,897	186,728	3,018
Preferred equity	60,699	32,484	28,400	48,441	2,982
Total	$1,031,474	$550,384	$418,202	$813,389	$30,002

(1)	Represents the average of the month end balances for the year ended December 31, 2009.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

3. Loans and Other Lending Investments  – (continued)

As of December 31, 2010 and 2009, the Company’s non-performing loans by class are as follows:

	As of December 31, 2010
	Number of Investments	Carrying value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Whole loans	—	$—	$—	$—
Subordinate interests in whole loans	1	—	—	—
Mezzanine loans	1	—	—	—
Preferred equity	—	—	—	—
Total	2	$—	$—	$—

	As of December 31, 2009
	Number of Investments	Carrying value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Whole loans	3	$55,122	$—	$55,122
Subordinate interests in whole loans	1	—	—	—
Mezzanine loans	4	319	—	319
Preferred equity	—	—	—	—
Total	8	$55,441	$—	$55,441

At December 31, 2010, the Company does not have any loans contractually past due 90 days or more that are still accruing interest. Also, the Company had no unfunded commitments on modified loans which were considered “troubled debt restructurings.” As of December 31, 2010 and 2009, there were no loans for which the collateral securing the loan was less than the carrying value of the loan for which the Company did not record a provision for loan loss.

The following is a summary of the Company’s CMBS investments at December 31, 2010:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain		Gross Unrealized Loss
Held to maturity:
Floating rate CMBS	2	$48,500	$47,698	$43,650	$—		$(4,048)
Fixed rate CMBS	97	1,133,574	925,580	825,275	96,428		(196,733)
Available for Sale:
Floating rate CMBS	1	5,000	3,100	3,100	—		—
Fixed rate CMBS	8	43,444	26,806	28,789	1,983	(1)	—
Total	108	$1,230,518	$1,003,184	$900,814	$98,411		$(200,781)

(1)	Included in Other Comprehensive Income.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

3. Loans and Other Lending Investments  – (continued)

The following is a summary of the Company’s CMBS investments at December 31, 2009:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Held to maturity:
Floating rate CMBS	9	$81,664	$67,876	$42,364	$—	$(25,512)
Fixed rate CMBS	90	1,096,968	916,833	514,031	30,662	(433,464)
Total	99	$1,178,632	$984,709	$556,395	$30,662	$(458,976)

The following table shows the Company’s fair value unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010:

	Less than 12 Months			12 months or More			Total
Description	Number of Investments	Estimated Fair Value	Gross Unrealized Loss	Number of Investments	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Floating rate CMBS	—	$—	$—	2	$43,650	$(4,048)	$43,650	$(4,048)
Fixed rate CMBS	3	11,971	(649)	56	554,551	(196,084)	566,522	(196,733)
Total temporarily impaired securities	3	$11,971	$(649)	58	$598,201	$(200,132)	$610,172	$(200,781	)(1)

(1)	All of the CMBS investments in a loss position are classified as Held to Maturity as of December 31, 2010 and there are no unrealized losses in Other Comprehensive Income.

As of December 31, 2010, the Company’s CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Current Carrying Value	Percent of Total Carrying Value	Current Fair Value	Percent of Total Fair Value
Held to Maturity:
Less than 1 year	2	$47,698	4.7%	$43,650	4.8%
1 – 5 years	11	69,742	6.9%	60,770	6.7%
5 – 10 years	86	855,838	85.1%	764,505	84.9%
Total Held to Maturity	99	$973,278	96.7%	$868,925	96.4%
Available for Sale:
Less than 1 year	—	$—	0.0%	$—	0.0%
1 – 5 years	2	9,265	0.9%	9,265	1.0%
5 – 10 years	7	22,624	2.4%	22,624	2.6%
Total Available for Sale	9	31,889	3.3%	31,889	3.6%
Total	108	$1,005,167	100.0%	$900,814	100.0%

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

3. Loans and Other Lending Investments  – (continued)

The following is a summary of the underlying credit ratings of the Company’s CMBS investments at December 31, 2010 and 2009 (for split-rated securities, the higher rating was used):

	December 31, 2010		December 31, 2009
	Carrying Value	Percentage	Carrying Value	Percentage
Investment grade:
AAA	$51,590	5.1%	$111,902	11.4%
AA+	—	—	13,701	1.4%
AA	76,484	7.6%	139,449	14.2%
AA-	67,717	6.7%	25,967	2.6%
A+	2,103	0.2%	84,214	8.6%
A	57,314	5.7%	219,563	22.4%
A-	—	—	29,441	3.0%
BBB+	29,775	3.0%	—	—
BBB	57,663	5.7%	79,231	8.0%
BBB-	166,843	16.6%	93,626	9.5%
Total investment grade	509,489	50.6%	797,094	81.1%
Non-investment grade:
BB+	69,733	6.9%	55,606	5.6%
BB	97,261	9.7%	100,631	10.2%
BB-	138,680	13.8%	—	—
B+	153,970	15.3%	—	—
B	5,160	0.6%	1,477	0.1%
B-	30,613	3.1%	932	0.1%
CCC+	261	0.0%	—	—
CCC	—	—	12,164	1.2%
CCC-	—	—	6,374	0.6%
C	—	—	4,644	0.5%
D	—	—	5,787	0.6%
Total non-investment grade	495,678	49.4%	187,615	18.9%
Total	$1,005,167	100.0%	$984,709	100.0%

The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment. The Company’s unrealized losses are primarily the result of market factors other than credit impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there has been an adverse change in expected cash flows related to credit losses for 14 CMBS investments. Therefore, the Company recognized an other-than-temporary impairment of $37,453 during the year ended December 31, 2010 that was recorded as an impairment in the Company’s Consolidated Statement of Operations. This other-than-temporary impairment relates entirely to expected credit losses which has been recorded through earnings. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

3. Loans and Other Lending Investments  – (continued)

yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans, and (ii) current subordination levels at both the individual loans which serve as collateral under the Company’s securities and at the securities themselves.

The Company’s assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company’s ability and intent to hold its CMBS investments to maturity, at which point the Company expects to recover book value, is the basis for its conclusion the remainder of these investments are not other-than-temporarily impaired, despite the difference between the carrying value the and fair value. The Company has considered the rating downgrades in its evaluation and apart from the two bonds noted above, it believes that the book value of its CMBS investments is recoverable at December 31, 2010. The Company attributes the current difference between carrying value and market value to current market conditions including a decrease demand in structured financial products and commercial real estate. The Company has concluded that, excluding its securities classified as available-for-sale with a carrying value of $31,889 as of December 31, 2010, it does not intend to sell these securities and it is not more likely than not it will be required to sell the securities before recovering the amortized costs basis.

In connection with a preferred equity investment, which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company was previously a preferred equity investor invested in the event of a borrower default under such loan. The loan matures in 2012. This guarantee in the event of a borrower default under such loan is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its Consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. The Company’s maximum exposure under this guarantee is approximately $1,366 as of December 31, 2010. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

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

Whiteface Lodge

In April 2008, the Company acquired via a deed in lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York. In July 2010, the Company acquired the remaining 60% joint venture interest in the Whiteface Lodge for $4,550. The Company acquired the remaining interest to effect the business plan of the investment. The Whiteface Lodge is a fractional residential condominium complex. The Company acquired 521 unsold fractional residential condominium

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

4. Acquisitions  – (continued)

units of a total of 1,104 units and the related amenities for use by the unit owners and guests. The Company accounted for the acquisition of the remaining joint venture interest utilizing the purchase method of accounting and recorded a net impairment of $2,722. The Company calculated the fair value of the property using a discounted cash flow model for the hotel operations and sales of the fractional residential condominium units.

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the years ended December 31, 2010 and 2009 as though the acquisition of GKK Manager and the Whiteface Lodge were completed on January 1, 2009. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. In addition, the following supplement pro forma operating data does not present the sale of assets through December 31, 2010.

	2010	2009
Pro forma revenues	$608,847	$632,719
Pro forma net income (loss) available to common stockholders	$(967,407)	$(532,076)
Pro forma earnings per common share – basic	$(19.38)	$(10.67)
Pro forma earnings per common share – diluted	$(19.38)	$(10.67)
Pro forma common shares-basic	49,923,930	49,854,174
Pro forma common share – diluted	49,923,930	49,854,174

5. Dispositions and Assets Held for Sale

During the years ended December 31, 2010 and 2009, the Company sold 17 and 56 properties, for net sales proceeds of $54,474 and $172,895, respectively. The sales transactions resulted in gains totaling $2,589 and $5,180 for the years ended December 31, 2010 and 2009, respectively.

The Company separately classifies properties held for sale in the Consolidated Balance Sheets and Consolidated Statements of Operations. In the normal course of business the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held for sale or classify a property that was designated as held for sale back to held for investment. During the year ended December 31, 2009, the Company reclassified 69 properties, with a total carrying value of $37,174, previously identified as held for sale to held for investment. Each property was impaired to value it at the lesser of (i) fair value as the date of transfer, or (ii) its carrying value before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment. The Company recorded an impairment of $8,868 during the year ended December 31, 2009. During the year ended December 31, 2010, the Company did not reclassify any properties previously identified as held for sale to held for investment.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

5. Dispositions and Assets Held for Sale  – (continued)

The Company classified two properties as held for sale as of December 31, 2010 and 2009. The following table summarizes information for these properties:

	December 31, 2010	December 31, 2009
Assets held for sale:
Real estate investments, at cost:
Land	$15,142	$279
Building and improvement	11,612	565
Total real estate investments, at cost	26,754	844
Less: accumulated depreciation	(202)	(6)
Real estate investments held for sale, net	26,552	838
Accrued interest and receivables	398	(35)
Acquired lease assets, net of accumulated amortization	—	42
Other assets	1,710	(4)
Total assets held for sale	28,660	841
Liabilities related to assets held for sale:
Accrued expenses	474	55
Deferred revenue	57	125
Below market lease liabilities, net of accumulated amortization	—	58
Total liabilities related to assets held for sale	531	238
Net assets held for sale	$28,129	$603

The following operating results of the assets held for sale as of December 31, 2010, and the assets sold during the years ended December 31, 2010, 2009 and 2008 are included in discontinued operations for all periods presented:

	Year Ended December 31,
	2010	2009	2008
Operating Results:
Revenues	$18,015	$32,089	$40,759
Operating expenses	(21,962)	(41,695)	(16,885)
Marketing, general and administrative	(316)	(1,020)	(1,066)
Interest expense	(3,546)	(6,432)	(11,961)
Depreciation and amortization	(495)	(2,561)	(5,652)
Equity in net income from joint venture	11,004	10,486	10,214
Net income (loss) from operations	2,700	(9,133)	15,409
Net income (loss) from operations with a related party	(9,759)	—	—
Income on sale of joint venture interests	—	6,317	—
Loss on sale of joint venture interests to a related party	(27,292)	—	—
Net gains from disposals	2,658	5,180	—
Net income (loss) from discontinued operations	$(31,693)	$2,364	$15,409

Subsequent to December 31, 2010, the Company entered into agreements of sale on five properties totaling approximately $3,654 on properties with a total carrying value of $2,283 as of December 31, 2010, and net loss of $194 for the year the ended December 31, 2010.

Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

6. Investments in Joint Ventures

200 Franklin Square Drive, Somerset, New Jersey

The Company owns a 25% interest in an equity owner and a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc, a wholly-owned subsidiary of Royal Phillips Electronics through December 2021. As of December 31, 2010 and December 31, 2009, the investment has a carrying value of $746 and $997, respectively. The Company recorded its pro rata share of net income of the joint venture of $120, $114 and $119 for the years ended December 31, 2010, 2009 and 2008, respectively.

101 S. Marengo Avenue, Pasadena, California

In November 2005, the Company closed on the purchase of a 50% interest in an office building in Pasadena, CA. The Company also acquired an interest in certain related assets as part of the transaction. The 345,000 square foot office property, which was net leased to Bank of America through September 2015, assuming the exercise of options, and related collateral were acquired for $52,000 plus closing costs, using a non-recourse, $50,000, ten-year fixed-rate first mortgage loan. The Company sold its 50% interest in April 2009 for a gain of $6,317. For the years ended December 31, 2009 and 2008, the Company recorded its pro rata share of net losses of the joint ventures of $474 and $1,306, respectively, within discontinued operations.

2 Herald Square, New York, New York

In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. The Company sold its 45% interest in December 2010 for a loss of $11,885. As of December 31, 2009, the investment had a carrying value of $31,567. For the years ended December 31, 2010, 2009 and 2008 the Company recorded its pro rata share of net income of $5,078, $4,987 and $5,228 respectively, within discontinued operations.

885 Third Avenue, New York, New York

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. The Company sold its 45% interest in December 2010 for a loss of $15,407. As of December 31, 2009, the investment had a carrying value of $45,695. The Company recorded its pro rata share of net income of $5,926, $5,972 and $6,292 for the years ended December 31, 2010, 2009 and 2008 respectively, within discontinued operations.

Citizens Portfolio

The Company, through its acquisition of American Financial on April 1, 2008, obtained an interest in a joint venture with UBS. The joint venture, as of December 31, 2010, owns and manages 54 bank branches totaling approximately 251,000 square feet. These branches are fully occupied, on a triple-net basis, by Citizens Bank, N.A. and Charter One Bank, N.A., two bank subsidiaries of Citizens Financial Group, Inc. As of December 31, 2010 and December 31, 2009, the investment had a carrying value of $2,904 and $6,386 respectively. The Company recorded its pro rata share of net loss of $2,884, $2,637 and $2,092 for the years ended December 31, 2010, 2009 and 2008, respectively. In September 2011, pursuant to the Settlement Agreement with respect to Gramercy Realty’s $240,523 mortgage loan and Gramercy Realty’s $549,713 senior

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

6. Investments in Joint Ventures  – (continued)

and junior mezzanine loans, the Citizens Portfolio will be transitioned to the mezzanine lenders, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of the lenders.

Whiteface, Lake Placid, New York

In April 2008, the Company acquired via a deed-in-lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York. In July 2010, the company purchased the remaining 60% interest from the joint venture partner. In connection with the acquisition, the Company controls 100% of the joint venture’s interest and has consolidated its accounts. As of December 31, 2009, the joint venture investment had a carrying value of $23,820. The Company recorded its pro rata share of net loss of $1,375, $0 and $459 for the years ended December 31, 2010, 2009 and 2008, respectively.

The condensed combined balance sheets for the Company’s joint ventures at December 31, 2010 and 2009 are as follows:

	2010	2009
Assets:
Real estate assets, net	$660,412	$718,147
Other assets	131,605	99,284
Total assets	$792,017	$817,431
Liabilities and members’ equity:
Mortgages payable	$565,711	$566,978
Other liabilities	4,925	5,972
Members’ equity	221,381	244,480
Liabilities and members’ equity	$792,017	$817,430
Company’s net investment in joint ventures	$3,650	$108,465

The condensed combined statements of income for the joint ventures for the three years ended December 31, 2010, or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	2010	2009	2008
Revenues	$65,628	$71,859	$71,849
Operating expenses	4,875	9,235	13,188
Interest	34,620	36,706	39,894
Depreciation	5,494	7,430	8,377
Total expenses	44,989	53,371	61,459
Net income from operations	20,639	18,488	10,390
Net gain on disposals	—	18,720	1,889
Net income	$20,639	$37,208	$12,279
Company’s equity in net loss within continuing operations	$(4,139)	$(2,524)	$(2,432)
Company’s equity in net income within discontinued operations	$11,004	$10,959	$10,214

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

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

During 2006, the Company issued approximately $1,000,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. At issuance, the CDO consisted of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

8. Collateralized Debt Obligations  – (continued)

plus 0.37%. The Company incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

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

The Company retained all non-investment grade securities, the preferred shares and the common shares in the Issuer of each CDO. The Issuers and Co-Issuers in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral using cash generated by debt investments that are repaid during the reinvestment periods (generally, five years from issuance) of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as debt investments are repaid. The financial statements of the Issuer of each CDO are consolidated in the Company’s financial statements. The securities originally rated as investment grade at time of issuance are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the securities originally rated as investment grade in each CDO were used to repay substantially all outstanding debt under the

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

8. Collateralized Debt Obligations  – (continued)

Company’s repurchase agreements and to fund additional investments. Loans and other investments are owned by the Issuers and the Co-Issuers, serve as collateral for the Company’s CDO securities, and the income generated from these investments is used to fund interest obligations of the Company’s CDO securities and the remaining income, if any, is retained by the Company.

The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained in its CDOs and to receive the subordinate collateral management fee earned. If some or all of the Company’s CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and the Company may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of July 2011, the most recent distribution date, the Company’s 2005 and 2006 CDOs were in compliance with their interest coverage and asset overcollateralization covenants; however, the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDOs to fall out of compliance. The Company’s 2005 CDO failed its overcollateralization test at the April 2011, January 2011, October 2010, July 2010 and April 2010 distribution dates and its 2007 CDO failed its overcollaterization test at the August 2011, May 2011, February 2011, November 2010, August 2010, May 2010 and February 2010 distribution dates.

During the year ended December 31, 2010, the Company repurchased, at a discount, $39,000 of notes previously issued by two of the Company’s three CDOs. The Company recorded a net gain on the early extinguishment of debt of $19,443 for the year ended December 31, 2010, in connection with the repurchase of notes of such Issuers. The Company did not repurchase any notes during the year ended December 31, 2009. During the year ended December 31, 2008, the Company repurchased, at a discount, $127,300 of investment grade notes previously issued by the Company’s three CDOs. The Company recorded a net gain on the early extinguishment of debt of $77,234 for the year ended December 31, 2008, in connection with the repurchase of notes of such Issuers.

9. Debt Obligations

Term Loan, Credit Facility and Repurchase Facility

A facility with Wachovia Capital Markets, LLC or one or more of its affiliates, or Wachovia, was initially established as a $250,000 facility in 2004, and was subsequently increased to $500,000 effective April 2005. In July 2008, the original facility was terminated and a new facility was executed with Wachovia to provide for a total credit availability of $215,680, comprised of a term loan equal to $115,680 and a revolving credit facility equal to $100,000 with a credit spread of 242.5 basis points. The term of the credit facility was two years which could have been extended for an additional twelve-month period if certain conditions were met. In April 2009, the Company entered into an amendment with Wachovia, pursuant to which the maturity date of the credit facility was extended to March 31, 2011. The amendment also eliminated all financial covenants, eliminated Wachovia’s right to impose future margin calls, reduced the recourse guarantee to be no more than $10,000, and eliminated cross default provisions with respect to the Company’s other indebtedness. The Company made a $13,000 deposit and provided other credit support to backstop letters of credit which Wachovia issued in connection with the Company’s mortgage debt obligations of certain of the Company’s subsidiaries. The Company also agreed to attempt to divest of certain loan investments in the future in order to further deleverage the credit facility and to forego additional borrowing under the facility. In December 2009, the Company entered into an agreement with Wachovia, to settle and satisfy in full the pre-existing loan obligation of $44,542 under the secured term loan and credit facility. The Company made a one-time cash payment of $22,500 and executed and delivered to Wachovia a subordinate participation interest in the Company’s 50% interest in one of the four mezzanine loans formerly pledged under the credit

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

9. Debt Obligations  – (continued)

agreement. Upon termination, all of the security interests and liens in favor of Wachovia under the credit agreement were released. The Company recorded a gain on extinguishment of debt of $12,126 pursuant the termination agreement.

In January 2009, the Company closed a master repurchase facility with JP Morgan Chase Bank, N.A. or JP Morgan, in the amount of $9,500. The term of the facility was through July 23, 2010, the interest rate was 30-day LIBOR plus 175 basis points. The facility was recourse to the Company for 30% of the facility amount, and the facility was subject to normal mark-to-market provisions after March 2009. Proceeds under the facility, which was fully drawn at closing, were used to retire certain borrowings under the Wachovia credit facility. This facility was secured by a perfected security interest in a single debt investment. In March 2009, the Company terminated this facility by making a cash payment of approximately $1,880 and transferring the full ownership and control of, and responsibility for, the related loan collateral to JP Morgan. The Company recorded an impairment charge of $8,843 in connection with the collateral transfer.

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

In connection with the acquisition of American Financial on April 1, 2008, the Company’s indirect wholly-owned subsidiaries, First States Investors DB I L.P., (formerly known as First States Investors DB I LLC) and First States Investors DB I B, L.P., and certain of their direct or indirect subsidiaries, collectively, (the “DB Loan Borrowers”), entered into an amendment and restatement of an assumed American Financial credit facility (the “DB Loan Agreement”) with Deutsche Bank AG, Cayman Islands Branch, or Deutsche Bank, as agent for certain lenders. Originally, the DB Loan Agreement provided the DB Loan Borrowers with a one year facility that would have matured on March 31, 2009. Advances made under the DB Loan bear interest at 3.00% plus the greater of (i) 3.50% or (ii) 30 day LIBOR. The DB Loan allows for prepayment in whole or in part on any payment date; provided, however, that any such prepayment shall be accompanied by all accrued interest on the portion of the DB Loan being prepaid. In September 2008, two of the Company’s CDOs purchased the DB Loan from the lender and simultaneously amended the maturity date to be September 2011, and subject to certain conditions, granted the DB Loan Borrowers two options to extend the DB Loan for one year each (i.e. to September 11, 2013 if both options are exercised). As of December 31, 2010 and 2009, the outstanding principal balance of the DB Loan was $62,379 and $64,172, respectively. The loan is eliminated in the preparation of the Company’s consolidated financial statements.

The obligations under the DB Loan Agreement now owned by two of the Company’s CDOs, are secured by equity pledges of the shares in certain DB Loan Borrowers and mortgages over the various properties owned by certain DB Loan Borrowers. The DB Loan is guaranteed by the Company. In connection with the Settlement Agreement, the Company was released under this guaranty in September 2011. The DB Loan Agreement contains customary events of default, the occurrence of which could result in the acceleration of all amounts payable there under. The DB Loan requires the Company to establish and fund certain reserve

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

9. Debt Obligations  – (continued)

accounts to be used for the payment of taxes and insurance, rollover and replacement expenses, payment of tenant improvements and leasing commissions and the funding of debt service shortfalls.

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of December 31, 2010, 948 (including 54 properties held by an unconsolidated joint venture) of the Company’s real estate investments were encumbered with mortgage and mezzanine loans with a cumulative outstanding balance of $2,190,384. In September 2011, pursuant to the Settlement Agreement with respect to Gramercy Realty’s $240,523 mortgage loan and Gramercy Realty’s $549,713 senior and junior mezzanine loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions and an arrangement for the Company’s continued management of the assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees.

The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of December 31, 2010 and December 31, 2009, the Company was in covenant compliance on all of its mortgage and mezzanine loans, except that, as of December 31, 2010, the Company was out of debt service coverage compliance under two of its mortgage note financings. Such non-compliance does not constitute an event of default under the applicable loan agreements. Under one of the loans, the lender has the ability to restrict distributions which are limited to budgeted property operating expenses; under the other loan, the lender has the right to replace the management of the property.

Certain of the Company’s mortgage notes payable related to assets held for sale contain provisions that require the Company to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

Goldman Mortgage Loan

On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement, with GSMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan had an initial maturity date of March 9, 2010, with a single one-year extension option. The terms of the Goldman Mortgage Loan were negotiated between the Goldman Borrowers and GSMC and Citicorp. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be pre-paid. In August 2008, an amendment to the loan agreement described below was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The Company has accrued interest of $256 and $253 and borrowings of $240,523 and $241,324 as of December 31, 2010 and 2009, respectively.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

9. Debt Obligations  – (continued)

In March 2010, the Company extended the maturity date of the Goldman Mortgage Loan to March 2011, and amended certain terms of the loan agreement, including, among others, (i) a prohibition on distributions from the Goldman Loan Borrowers to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Goldman Mortgage Loan extension term, and (iii) within 90 days after the first day of the Goldman Mortgage Loan extension term, delivery by the Goldman Loan Borrowers to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Goldman Mortgage Loan. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the Company entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions fail. On May 9, 2011, the Company announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to the mezzanine lenders, in exchange for a mutual release of claims among the Company and the lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of Gramercy Realty’s assets on behalf of such mezzanine lenders for a fixed fee plus incentive fees. In July 2011, the Company’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are deconsolidated from the Company’s Consolidated Balance Sheet, its total assets and liabilities are expected to decline substantially. The transition of Gramercy Realty’s business and the effects of these changes on the Company’s Consolidated Financial Statements are expected to be completed by December 31, 2011.

Secured Term Loan

On April 1, 2008, First States Investors 3300 B, L.P., an indirect wholly-owned subsidiary of the Company (“PB Loan Borrower”), entered into a loan agreement, or the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000, or the PB Loan in part to refinance a portion of a portfolio of American Financial’s properties known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 41 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. The Company had accrued interest of $395 and $418 and borrowings of $219,513 and $234,851 as of December 31, 2010 and 2009 respectively. In 2011, pursuant to the Settlement Agreement with respect to Gramercy Realty’s $240,523 mortgage loan and Gramercy Realty’s $549,713 senior and junior mezzanine loans, the PB Loan and the related collateral will be transitioned to the mezzanine lenders, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

9. Debt Obligations  – (continued)

lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees.

The PB Loan requires the Company to enter into an interest rate protection agreement within five days of the tenth consecutive LIBOR banking day on which the strike rate exceeds 6.00% per annum. The interest rate protection agreement must protect the PB Loan Borrower against upward fluctuations of interest rates in excess of 6.25% per annum.

The PB Loan Agreement contains certain covenants relating to liquidity and tangible net worth. As of December 31, 2010, the Company is not in compliance with the tangible net worth covenant. The Company has obtained a waiver from its lender for non-compliance of the tangible net worth covenant as of December 31, 2010. The Company was not in compliance with the tangible net worth covenant under the PB Loan Agreement as of June 30, 2011, and such non-compliance may permit the lender to exercise remedies against the mortgage collateral on a non-recourse basis.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan had an initial maturity date of March 9, 2010, with a single one-year extension option. The terms of the Goldman Mezzanine Loan were negotiated between the Mezzanine Borrowers and GSMC and Citicorp. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which, an indirect wholly-owned subsidiary of the Company, is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine loan and the Senior Mezzanine Loan) by the lenders. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR, the Senior Mezzanine Loan bears interest at 5.20% over LIBOR and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. The Goldman Mezzanine loans encumber all properties held by Gramercy Realty. The Company has accrued interest of $1,454 and $1,455 and borrowings of $549,713 and $553,522 as of December 31, 2010 and 2009, respectively.

In March 2010, the Company extended the maturity date of the Goldman Mezzanine Loans to March 2011, and amended certain terms of the Senior Mezzanine Loan agreement and the Junior Mezzanine Loan agreement, including, among others, with respect to the Senior Mezzanine Loan agreement, (i) a prohibition on distributions from the Senior Mezzanine Loan borrowers to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Senior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to KBS, and (iii) within 90 days

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

9. Debt Obligations  – (continued)

after the first day of the Senior Mezzanine Loan extension term, delivery by the Senior Mezzanine Loan borrowers to KBS of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Senior Mezzanine Loan, and with respect to the Junior Mezzanine Loan agreement, (i) a prohibition on distributions from the Junior Mezzanine Loan borrower to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Junior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to GSMC, Citicorp and SL Green, and (iii) within 90 days after the first day of the Junior Mezzanine Loan extension term, delivery by the Junior Mezzanine Loan borrower to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Junior Mezzanine Loan. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the Company entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions fail. On May 9, 2011, the Company announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to the mezzanine lenders, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of Gramercy Realty’s assets on behalf of such mezzanine lenders for a fixed fee plus incentive fees. In July 2011, the Company’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, its total assets and liabilities are expected to decline substantially. The carrying value of liabilities associated with the impaired properties have not been adjusted and remained outstanding as of December 31, 2010. As of December 31, 2010, the liabilities of the impaired properties exceeded the carrying value of the assets and accordingly, the subsequent transfer of assets and liabilities pursuant to the Settlement Agreement will generate gains as the carrying values of such liabilities are reduced to $0, which in turn will reduce our negative book equity balance as liabilities. The transition of Gramercy Realty’s business and the effects of these changes on the Company’s Consolidated Financial Statements are expected to be completed by December 31, 2011.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

9. Debt Obligations  – (continued)

The following is a summary of first mortgage loans as of December 31, 2010:

	Encumbered Properties(1)	Balance		Interest Rate	Maturity Date
Fixed-rate mortgages	473	$1,168,878	(2)	5.06% to 10.29%	January 2012 to August 2030
Variable-rate mortgages	236	460,036		1.91% to 2.26%	May 2011 to April 2013
Total mortgage notes payable	709	1,628,914
Above-/below-market interest	—	11,757
Balance, December 31, 2010	709	$1,640,671

(1)	In September 2011, pursuant to the Settlement Agreement with respect to Gramercy Realty’s $240,523 mortgage loan and Gramercy Realty’s $549,713 senior and junior mezzanine loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet was transferred to its mortgage lender through a deed in lieu of foreclosure.
(2)	Includes $86,016 of debt that is collateralized by $92,918 of pledged treasury securities, net of discounts and premiums.

Combined aggregate principal maturities of the Company’s consolidated CDOs, notes and mortgage loans (including the Goldman Mortgage, Senior Mezzanine Loan and Junior Mezzanine loan) as of December 31, 2010 are as follows:

	CDOs	Mortgage and Mezzanine Loans(1)	Interest Payments	Total
2011	$—	$815,701	$157,236	$972,937
2012	—	80,719	147,535	228,254
2013	—	602,904	132,304	735,208
2014	—	12,884	109,319	122,203
2015	—	47,650	104,823	152,473
Thereafter	2,682,321	618,769	214,689	3,515,779
Above-/below-market interest	—	11,757	—	11,757
Total	$2,682,321	$2,190,384	$865,906	$5,738,611

(1)	In September 2011, pursuant to the Settlement Agreement with respect to Gramercy Realty’s $240,523 mortgage loan and Gramercy Realty’s $549,713 senior and junior mezzanine loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet was transferred to its mortgage lender through a deed in lieu of foreclosure.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

10. Leasing Agreements

The Company’s properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and renewal options. In September 2011, pursuant to the Settlement Agreement with respect to Gramercy Realty’s $240,523 mortgage loan and Gramercy Realty’s $549,713 senior and junior mezzanine loans, substantially all of Gramercy Realty’s assets and liabilities, including its leasing agreements, will be transitioned to the mezzanine lenders, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of Gramercy Realty’s assets on behalf of such mezzanine lenders for a fixed fee plus incentive fees.

Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of December 31, 2010 are as follows:

Operating Leases(1)
2011	$213,876
2012	199,781
2013	187,521
2014	177,156
2015	160,126
Thereafter	927,232
Total minimum lease payments	$1,865,692

11. Operating Partnership Agreement/Manager

At December 31, 2010 and 2009, the Company owned all of the Class A limited partner interests in the Operating Partnership. For the period January 1, 2009 through April 24, 2009 all of the Class B limited partner interests were owned by SL Green OP. For the period January 1, 2009 through April 24, 2009 all of the interests in the Manager were held by SL Green OP. On April 24, 2009, the Company completed the internalization of management through the direct acquisition of the Manager. The consideration paid to SL Green in the transaction was de minimis. Accordingly, beginning in May 2009, management and incentive fees payable by the Company to the Manager ceased and the Class B limited partner interests have been cancelled.

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
December 31, 2010

12. Related Party Transactions  – (continued)

agreement as set forth therein, the special rights agreement will terminate when SL Green OP ceases to own at least 7.5% of the shares of the Company’s common stock.

In connection with its initial public offering, the Company entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. The Company paid the Manager an annual management fee equal to 1.75% of the Company’s gross stockholders equity (as defined in the management agreement) inclusive of the Company’s trust preferred securities. In October 2008, the Company entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of the Company’s gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to the Company. The Company incurred expense to the Manager under this agreement of an aggregate of $0, $7,534 and $21,058 for the years ended December 31, 2010, 2009 and 2008 respectively.

Prior to the internalization, to provide an incentive to enhance the value of the Company’s common stock, the holders of the Class B limited partner interests of the Operating Partnership were entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of the Operating Partnership) exceed the product of the weighted average stockholders equity (as defined in the partnership agreement of the Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). The Company recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such became probable and reasonably estimable in accordance with the partnership agreement. The Company incurred approximately $2,350 with respect to such Class B limited partner interests for the year ended December 31, 2008. No incentive distribution was earned by the Class B limited partner interests for the year ended December 31, 2009.

Prior to the internalization, the Company was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green OP and a separate outsource agreement between the Manager and SL Green OP. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by the Company of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The outsource agreement provided for an annual fee payable by the Company, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the year ended December 31, 2008, the Company realized expense of $1,721 to the Manager under the outsource agreement. For the year ended December 31, 2008, the Company realized expense of $4,022 to the Manager, under the asset servicing agreement. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which the Company was obligated to reimburse the Manager for its costs incurred there under from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to the Company’s CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

12. Related Party Transactions  – (continued)

servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to the Company’s CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009. Effective May 2009, the Company entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for the Company’s CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors. For the years ended December 31, 2010, 2009 and 2008 the Company incurred expense of $477, $1,014 and $0, respectively, pursuant to the special servicing arrangement.

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

In connection with the closing of the Company’s first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with the Manager. Refer to Note 8 for further discussion of fees related to the management of the CDO. As compensation for the performance of its obligations as collateral manager under the first CDO, the Company’s board of directors had allocated to the Manager the subordinate collateral management fee paid on the CDO notes not held by the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager had, commencing July 1, 2008, agreed to remit this amount to the Company. For the year ended December 31, 2008, the Company realized expense of $1,024 to the Manager under such collateral management agreement.

Prior to the internalization, fees payable in connection with CDOs or other securitization vehicles, except for the 2005 CDO, were governed by the management agreement. Pursuant to the management agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with the Company or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

12. Related Party Transactions  – (continued)

static CDO that are owned by third-party investors unaffiliated the Company or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a “managed transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both “managed transitional” and “managed non-transitional” CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to the Company. In October 2008, pursuant to the second amended and restated management agreement, the Manager, commencing July 1, 2008, agreed to remit this amount to the Company. For the year ended December 31, 2008, the Company realized expense of approximately $1,574 to the Manager under this agreement. In connection with the internalization, the management agreement was terminated and the fees payable in connection with the Company’s 2006 and 2007 CDOs will be governed by their respective collateral management agreements. Refer to Note 8 for further discussion of fees related to the management of the CDOs.

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of its leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the years ended December 31, 2010, 2009 and 2008, the Company paid $339, $437 and $423 under this lease, respectively.

In July 2005, the Company closed on the purchase from an SL Green affiliate of a $40,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. In December 2010, the Company sold its entire interest to an affiliate of SL Green for $38,893. As of December 31, 2009, the loan had a book value of $39,285.

In March 2006, the Company closed on the purchase of a $25,000 mezzanine loan to a joint venture in which SL Green was an equity holder, which bears interest at one-month LIBOR plus 8.00%. The mezzanine loan was repaid in full on May 9, 2006, when the Company originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $24,821 and $64,130 as of December 31, 2010 and December 31, 2009, respectively.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

12. Related Party Transactions  – (continued)

In January 2007, the Company originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007, the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event the Company’s loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from the Company and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. The investment in the mezzanine loan was repaid in full in September 2007. In September 2010, the whole loan was repaid at a discount. The Company received $56,093 and forgave the remaining balance outstanding. As of December 31, 2009, the Company’s interest in the whole loan had a carrying value of $63,894.

In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10- year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. The Company sold its 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $25,350, resulting in a loss of $11,885. As of December 31, 2009, the investment had a carrying value of $31,557. The Company recorded its pro rata share of net income of $5,078, $4,988 and $5,228 for the years ended December 31, 2010, 2009 and 2008, respectively.

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. The Company sold its 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $38,911, resulting in a loss of $15,407. As of December 31, 2009, the investment had a carrying value of $45,695. The Company recorded its pro rata share of net income of $5,926, $5,972 and $6,292 for the years ended December 31, 2010, 2009 and 2008, respectively.

In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter the Company participated 50% of its interest in the loan back to SL Green. As of December 31, 2010 and December 31, 2009, the loan had a book value of $0 and $0, respectively. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of December 31, 2010 and December 31, 2009, the loan has a book value of $0 and $319, respectively. The Company held a contingent interest in the property which was sold to SL Green in December 2010 for $2,016.

In December 2007, the Company acquired a $52,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of its interest in the loan to an affiliate of SL Green. The investment, which is secured by an office building in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, the Company sold its remaining interest in the loan to an affiliate of SL Green for $16,120 pursuant to purchase

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

12. Related Party Transactions  – (continued)

rights established when the loan was acquired. The sale also included a contingent participation in future net proceeds from SL Green of up to $1,040 in excess of the purchase price upon their ultimate disposition of the loan, which was surrendered and cancelled in December 2010 in connection with certain transactions that the Company consummated with wholly-owned subsidiaries of SL Green.

In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of the Company’s interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, the Company subsequently purchased an affiliate of SL Green’s full participation in the senior mezzanine loan at a discount. As of December 31, 2010 and December 31, 2009, the original loan has a book value of $5,224 and $28,228 and the subsequently purchased loan has a book value of $13,586 and $0, respectively.

In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, the Company purchased the remaining 50% interest in the loan from an SL Green affiliate for a discount of $9,420. As of December 31, 2010 and 2009 the loan has a book value of approximately $19,367 and $9,926, respectively.

In September 2008, the Company closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of December 31, 2010 and 2009, the loan has a book value of $27,778 and $29,925, respectively. In December 2010, the Company sold its contingent interest to SL Green for $300.

In December 2010, the Company sold its interest in a parcel of land located at 292 Madison Avenue in New York, New York to a wholly-owned subsidiary of SL Green. The Company received proceeds of $16,765 and recorded an impairment charge of $9,759.

13. Deferred Costs

Deferred costs at December 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Deferred Financing Costs	$73,756	$69,235
Deferred Acquisition Costs	132	853
Deferred Leasing Costs	4,701	2,674
	78,589	72,762
Accumulated Amortization	(55,689)	(40,721)
	$22,900	$32,041

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
December 31, 2010

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

The following table presents the carrying value in the financial statements, and approximate fair value of other financial instruments at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Government securities	$92,918	$97,247	$97,286	$98,832
Lending investments	$1,123,528	$1,117,743	$1,383,832	$1,313,127
CMBS	$1,005,167	$900,815	$984,709	$556,395
Financial liabilities:
Mortgage note payable and senior and junior mezzanine loans	$2,190,384	$1,679,029	$2,297,190	$2,099,450
Collateralized debt obligations	$2,682,321	$1,704,338	$2,710,946	$1,097,485
Junior subordinated debentures	$—	$—	$52,500	$9,533

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

CMBS — held-to-maturity:  These investments are presented in the consolidated financial statements on a held-to-maturity basis and not at fair value. The fair values were based upon valuations obtained from dealers of those securities, and internal models.

CMBS available for sale:  These investments are presented in the consolidated financial statements at fair value, not held-to-maturity basis. The fair values were based upon valuations obtained from dealers of those securities, and internal models.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

14. Fair Value of Financial Instruments  – (continued)

Mortgage note payable and senior and junior mezzanine loans:  These obligations are presented in the consolidated financial statements based on the actual balance outstanding and not at fair value. The fair value was estimated using discounted cash flows methodology, using discount rates that best reflect current market interest rates for financing with similar characteristics and credit quality.

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

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at December 31, 2010 and 2009. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since December 31, 2010 and 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

14. Fair Value of Financial Instruments  – (continued)

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At December 31, 2010	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$1,636	$—	$—	$1,636
Interest rate swaps	—	—	—	—
	$1,636	$—	$—	$1,636
CMBS available for sale:
Investment grade	$20,607	$—	$—	$20,607
Non-investment grade	11,282	—	—	11,282
	$31,889	$—	$—	$31,889
Financial Liabilities:
Derivative instruments:
Interest rate caps	$—	$—	$—	$—
Interest rate swaps	157,932	—	—	157,932
	$157,932	$—	$—	$157,932

At December 31, 2009	Total	Level I	Level II	Level III
Financial Liabilities:
Derivative instruments:
Interest rate caps	$—	$—	$—	$—
Interest rate swaps	88,786	—	—	88,786
	$88,786	$—	$—	$88,786

Derivative instruments:  Interest rate caps and swaps were valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. See Note 18 for additional details on the Company’s interest rate caps and swaps. Derivatives were classified as Level III due to the significance of the credit valuation allowance which is based upon less observable inputs.

Total losses from derivatives for the year ended December 31, 2010 is $70,603 and is included in Accumulated Other Comprehensive Loss. During the year ended December 31, 2010, the Company entered into eight interest rate caps for a total purchase price of $3,162.

CMBS available for sale:  CMBS securities are generally valued by a combination of (i) obtaining assessments from third-party dealers and (ii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were classified as available for sale as of December 31, 2010.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

14. Fair Value of Financial Instruments  – (continued)

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	CMBS available for sale – investment grade	CMBS available for sale – non-investment grade	Derivative instruments
Balance as of December 31, 2009	$—	$—	$—
Transfers from securities held to maturity	6,855	2,618	—
Purchases of CMBS investments	12,354	8,080	—
Purchases of derivative investments	—	—	3,162
Adjustments to fair value:
Included in other comprehensive income	1,398	584	(1,526)
Other-than-temporary impairments	—	—	—
Balance as of December 31, 2010	$20,607	$11,282	$1,636

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative instruments – interest rate swaps
Balance as of December 31, 2009	$88,786
Purchases of derivative investments	—
Adjustments to fair value:
Unrealized loss	69,146
Balance as of December 31, 2010	$157,932

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

14. Fair Value of Financial Instruments  – (continued)

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a nonrecurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for loan losses and commercial mortgage-backed securities which are reported at cost and have been written down to fair value due to other-than-temporary impairments. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the years ended December 31, 2010 and December 31, 2009:

At December 31, 2010	Total	Level I	Level II	Level III
Assets:
Real estate investments:
Office	$1,097,535	$—	$—	$1,097,535
Branch	484,629	—	—	484,629
Land	—	—	—	—
	$1,582,164	$—	$—	$1,582,164
Lending investments:
Whole loans	$212,633	$—	$—	$212,633
Subordinate interests in whole loans	—	—	—	—
Mezzanine loans	22,337	—	—	22,337
Preferred equity	—	—	—	—
	$234,970	$—	$—	$234,970
CMBS held-to-maturity:
Investment grade	$—	$—	$—	$—
Non-investment grade	—	—	—	—
	$—	$—	$—	$—

At December 31, 2009	Total	Level I	Level II	Level III
Assets:
Lending investments:
Whole loans	$419,881	$—	$—	$419,881
Subordinate interests in whole loans	—	—	—	—
Mezzanine loans	73,792	—	—	73,792
Preferred equity	32,484	—	—	32,484
	$526,157	$—	$—	$526,157
CMBS held-to-maturity:
Investment grade	$—	$—	$—	$—
Non-investment grade	1,324	—	—	1,324
	$1,324	$—	$—	$1,324

The total change in fair value of financial instruments for which a fair value adjustment has been included in the Consolidated Statements of Operations for the years ended December 31, 2010 and December 31, 2009 were $84,392 and $517,784, respectively.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

14. Fair Value of Financial Instruments  – (continued)

Real Estate investments:  The properties identified for impairment are collateral under the Goldman Mezzanine Loans. The impairment is calculated by comparing the company’s internally developed discounted cash flow methodology to the carrying value of the respective property. The discounted cash flows require significant judgmental inputs on each property, which include assumptions regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements and other factors deemed necessary by management.

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

CMBS:  CMBS securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in limited cases where such assessments are unavailable or, in the opinion of management deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the year ended December 31, 2010. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of December 31, 2010.

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

15. Stockholders’ Equity

The Company’s authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2010, 49,984,559 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

15. Stockholders’ Equity  – (continued)

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

In November 2010, the Company settled a tender offer to purchase up to 4,000,000 shares of our Series A preferred stock for $15.00 per preferred share, net to seller in cash. In the aggregate, we paid approximately $16,620 to acquire the 1,074,178 shares of the Series A preferred stock tendered and not withdrawn. The shares of Series A preferred stock acquired by the Company were retired upon receipt and accrued and unpaid dividends of $4,364 or $4.0625 per share of the acquired preferred stock were eliminated. After settlement of the tender offer, 3,525,822 shares of Series A preferred stock remain outstanding for trading on the NYSE.

The $13,713 excess of the $30,332 carrying value of the tendered preferred stock, including accrued dividends of $4,364, over the $16,620 of consideration paid was recorded as a decrease to net loss available to common stockholders.

Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of December 31, 2010 and 2009, the Company accrued Series A preferred stock dividends of $16,114 and $11,707, respectively. As a result, the Company has accrued dividends for over six quarters which pursuant to the terms of its charter, permits the Series A preferred stockholders to elect an additional director to the board of directors. The Company may, or upon request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of the bylaws and other procedures established by the Company’s board of directors relating to election of directors.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At December 31, 2010, 1,656,711 shares of common stock were available for issuance under the Equity Incentive Plan.

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
December 31, 2010

15. Stockholders’ Equity  – (continued)

estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date. If no performance based provision exists, the fair value of the options is calculated on a quarterly basis and the related expense is recognized over the vesting period.

A summary of the status of the Company’s stock options as of December 31, 2010 and December 31, 2009 are presented below:

	December 31, 2010		December 31, 2009
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,516,394	$16.70	1,691,336	$17.61
Granted	25,000	2.73	30,000	1.25
Exercised	—	—	—	—
Lapsed or cancelled	(700,017)	22.07	(204,942)	21.92
Balance at end of period	841,377	$11.82	1,516,394	$16.70

For the year ended December 31, 2010, all options were granted with a price of $2.73. The remaining weighted average contractual life of the options was 6.1 years. Compensation expense of $180, $119 and $792 was recorded for the years ended December 31, 2010, 2009 and 2008, respectively, related to the issuance of stock options.

Through December 31, 2010, 1,192,988 restricted shares had been issued under the Equity Incentive Plan, of which 73% have vested. The vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $369, $333 and $2,422 was recorded for the years ended December 31, 2010, 2009 and 2008, respectively, related to the issuance of restricted shares.

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

Deferred Stock Compensation Plan for Directors

Under the Company’s Independent Director’s Deferral Program, which commenced April 2005, the Company’s independent directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program shall be credited

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

15. Stockholders’ Equity  – (continued)

in the form of phantom stock units. The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from the board of directors or a change in control by the Company, as defined by the program. Phantom stock units are credited to each independent director quarterly using the closing price of the Company’s common stock on the applicable dividend record date for the respective quarter. If dividends are declared by the Company, each participating independent director who elects to receive fees in the form of phantom stock units has the option to have their account credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter or have dividends paid in cash.

As of December 31, 2010, there were approximately 414,108 phantom stock units outstanding, of which 408,108 units are vested.

Earnings per Share

Earnings per share for the years ended 2010, 2009 and 2008 are computed as follows:

	For the Year Ended December 31,(1)
	2010	2009	2008
Numerator – Income (loss)
Net income (loss) from continuing operations	$(942,095)	$(522,951)	$43,897
Net income (loss) from discontinued operations	(31,593)	3,322	15,406
Net Income (loss)	(973,688)	(519,629)	59,303
Preferred stock dividends	(8,798)	(9,414)	(9,344)
Excess of carrying amount of tendered preferred stock over consideration paid	13,713	—	—
Numerator for basic income per share – Net income (loss) available to common stockholders:	(968,773)	(529,043)	49,959
Effect of dilutive securities	—	—	—
Diluted Earnings:
Net income (loss) available to common stockholders	$(968,773)	$(529,043)	$49,959
Denominator – Weighted Average shares:
Denominator for basic income per share – weighted average shares	49,923,930	49,854,174	47,205,078
Effect of dilutive securities
Stock based compensation plans	—	—	50,348
Phantom stock units	—	—	74,756
Diluted shares	49,923,930	49,854,174	47,330,182

(1)	Net income (loss) adjusted for non-controlling interests.

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the year ended December 31, 2010, 208,821 share options and 414,108 phantom share units, respectively, were computed using the treasury share

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

15. Stockholders’ Equity  – (continued)

method, which due to the net loss were anti-dilutive. For the year ended December 31, 2009, 179,990 share options and 272,652 phantom share units, respectively, were computed using the treasury share method, which due to the net loss were anti-dilutive.

Accumulated other comprehensive income (loss) for the years ended December 31, 2010 and 2009 is comprised of the following:

	December 31, 2010	December 31, 2009
Net unrealized loss on held-to-maturity securities	$—	$(3,906)
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges and FV adjustment of available-for-sale securities	(160,785)	(92,132)
Total accumulated other comprehensive loss	$(160,785)	$(96,038)

16. Benefit Plans

In June 2009, the Company implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of the Company, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable. The 401(K) Plan provides for discretionary matching contributions by the Company. Prior to the implementation of the 401(K) Plan, as an affiliate of SL Green, the Company’s employees were eligible to participate in a 401(K) Savings/Retirement Plan implemented by SL Green. Except for the 401(k) Plan, at December 31, 2010, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan or other benefit plans. The expense associated with the Company’s matching contribution was $367, $62 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

As of December 31, 2010, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2101. These lease obligations generally contain rent increases and renewal options.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

17. Commitments and Contingencies  – (continued)

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows:

Operating Leases
2011	$21,299
2012	21,045
2013	20,561
2014	19,978
2015	19,157
Thereafter	159,090
Total minimum lease payments	$261,130

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

Certain real estate assets are pledged as collateral for mortgage loans held by two of its CDOs. One mortgage borrowing of $62,379 is also guaranteed by the Company. In connection with the Settlement Agreement, the Company was released under this guarantee in September 2011.

18. Financial Instruments: Derivatives and Hedging

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

18. Financial Instruments: Derivatives and Hedging  – (continued)

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at December 31, 2010. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Cap	1 month LIBOR	$91,698	2.00%	Mar-10	Mar-11	$—
Interest Rate Cap	1 month LIBOR	241,324	6.00%	Mar-10	Mar-11	—
Interest Rate Cap	1 month LIBOR	461,573	2.00%	Mar-10	Mar-11	—
Interest Rate Cap	3 month LIBOR	38,500	6.00%	Jul-10	Jul-12	4
		833,095				4
Assets of Consolidated VIEs:
Interest Rate Cap	3 month LIBOR	10,828	4.73%	Dec-10	Feb-15	68
Interest Rate Cap	3 month LIBOR	8,877	5.04%	Oct-10	Feb-16	112
Interest Rate Cap	3 month LIBOR	23,000	4.96%	Jun-10	Apr-17	350
Interest Rate Cap	3 month LIBOR	48,945	4.80%	Mar-10	Jul-17	1,102
		91,650				1,632
Liabilities of Consolidated VIEs:
Interest Rate Swap	3 month LIBOR	12,000	9.85%	Aug-06	Aug-11	(355)
Interest Rate Swap	3 month LIBOR	4,700	3.17%	Apr-08	Apr-12	(162)
Interest Rate Swap	3 month LIBOR	10,000	3.92%	Oct-08	Oct-13	(748)
Interest Rate Swap	3 month LIBOR	17,500	3.92%	Oct-08	Oct-13	(1,309)
Interest Rate Swap	1 month LIBOR	8,993	4.26%	Aug-08	Jan-15	(870)
Interest Rate Swap	3 month LIBOR	14,650	4.43%	Nov-07	Jul-15	(1,542)
Interest Rate Swap	3 month LIBOR	24,143	5.11%	Feb-08	Jan-17	(3,442)
Interest Rate Swap	3 month LIBOR	281,391	5.41%	Aug-07	May-17	(38,218)
Interest Rate Swap	3 month LIBOR	16,412	5.20%	Feb-08	May-17	(2,447)
Interest Rate Swap	3 month LIBOR	699,442	5.33%	Aug-07	Jan-18	(108,839)
		1,089,231				(157,932)
Total		$2,013,976				$(156,296)

The Company is hedging exposure to variability in future interest payments on its debt facilities. At December 31, 2010, derivative instruments were reported at their fair value as a net liability of $156,296. Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Income of $70,603, which includes the amortization of gain or (loss) on terminated hedges of $201 for the year ended December 31, 2010. The Company anticipates recognizing approximately $400 in amortization over the next 12 months. For the year ended December 31, 2010, the Company recognized a decrease to interest expense of $207 attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

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

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay dividend to common stockholders. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for nine quarters as of December 31, 2010. Based on current estimates of its taxable loss, the Company has no distribution requirements in order to maintain its REIT status for the 2010 tax year and it expects that it will continue to elect to retain capital for liquidity purposes until required to make a cash distribution to maintain its REIT status. The Company may elect to pay dividends on its common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. However, in accordance with the provisions of the Company’s charter, the Company may not pay any dividends on its common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

For the years ended December 31, 2010, 2009 and 2008, the Company recorded $966, $2,495 and $53 of income tax expense, respectively. Tax expense for the year ended December 31, 2009 was comprised entirely of state and local taxes. Included in tax expense for the years ended December 31, 2010 and 2009 is an accrual for state income taxes on the gain from extinguishment of debt. Under federal law, the Company is allowed to defer these gains until 2014, however, not all states follow the federal rule.

As of December 31, 2010, the Company and each of its six subsidiaries which file corporate tax returns, had total net loss carryforwards, inclusive of net operating losses and capital losses, of approximately $511,000. Net operating loss carryforwards and capital loss carryforwards can generally be used to offset future ordinary income and capital gains of the entity originating the losses, for up to 20 years and 5 years, respectively. The amounts of net operating loss carryforwards and capital loss carryforwards as of December 31, 2010 are subject to the completion of the 2010 tax returns. In January 2011, the Company and two of its subsidiaries experienced an ownership change, as defined for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of its common stock during a cumulative three year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of the Company’s common stock. The provisions of Section 382 will apply an annual limit to the amount of net loss carryforwards that can be used to offset future ordinary income and capital gains, beginning with the 2011 taxable year.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

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

The Real Estate segment includes substantially all of the Company’s activities related to the ownership and leasing of commercial real estate and credit net lease properties. In connection with the Company’s significant increase in the size and scope of its real estate portfolio resulting from the American Financial acquisition, the Company initiated the build-out of an integrated asset management platform within Gramercy Realty to consolidate responsibility for, and control over, leasing, lease administration, property management and tenant relationship management.

The Finance segment includes all of the Company’s activities related to senior and mezzanine real estate debt and senior and mezzanine capital investment activities and the financing thereof, including the Company’s CMBS investments. These include a dedicated management team within Gramercy Finance for real estate lending origination, acquisition and portfolio management.

The Company evaluates performance based on the following financial measures for each segment:

	Realty(1)	Finance	Corporate/ Other(2)	Total Company
Year Ended December 31, 2010
Total revenues(3)	$428,921	$178,227	$—	$607,148
Equity in net loss from unconsolidated joint ventures	(2,884)	(1,255)	—	(4,139)
Total operating and interest expense(4)	(1,315,020)	(196,547)	(33,292)	(1,544,859)
Net loss from continuing operations(5)	$(888,983)	$(19,575)	$(33,292)	$(941,850)

	Realty(1)	Finance	Corporate/ Other(2)	Total Company
Year Ended December 31, 2009
Total revenues(3)	$440,520	$186,568	$—	$627,088
Equity in net loss from unconsolidated joint ventures	(2,637)	113	—	(2,524)
Total operating and interest expense(4)	(443,292)	(660,862)	(43,173)	(1,147,327)
Net loss from continuing operations(5)	$(5,409)	$(474,181)	$(43,173)	$(522,763)
Total Assets:
December 31, 2010	$2,834,035	$3,558,472	$(900,514)	$5,491,993
December 31, 2009	$3,883,279	$3,787,371	$(905,213)	$6,765,437

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

21. Segment Reporting  – (continued)

(1)	As a result of the Settlement Agreement that the Company entered into in September 2011, for an orderly transition of substantially all of Gramercy Realty’s assets to Gramercy Realty’s senior mezzanine lenders, the segment will significantly change in future periods. For more information about the Settlement Agreement, see Note 24.
(2)	Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany elimination necessary to reconcile to the consolidated Company totals.
(3)	Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Finance business primarily represents interest income and revenue from the Real Estate business primarily represents operating lease income.
(4)	Total operating and interest expense includes provision for loan losses for the Structured Finance business and operating costs on commercial property assets for the Real Estate business, and impairment charges relating to the Gramercy Realty properties collateralized under the Goldman Mezzanine Loans and interest expense and gain on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $108,232 and $111,681 for the years ended December 31, 2010 and 2009, respectively, is included in the amounts presented above.
(5)	Net loss from continuing operations represents loss before non-controlling interest and discontinued operations.

22. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Deferred losses and other non-cash activity related to derivatives	$(70,603)	$63,621	$(85,350)
Reclassification of adjustments of net unrealized loss on securities previously available for sale	$5,856	$1,080	$589

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

23. Quarterly Financial Data (unaudited)

This unaudited interim financial information has been adjusted to reflect the effects of the reclassification of assets between held for investment and discontinued operations during the year ended December 31, 2010. The quarterly data for the last two years is presented below.

2010 Quarter Ended	December 31	September 30	June 30	March 31
Total Revenues	$149,503	$152,840	$151,761	$153,044
Income (loss) before equity in net income of joint ventures, provision for taxes, minority interest and discontinued operations	(931,375)	927	6,083	(31,823)
Equity in net loss of unconsolidated joint ventures	(753)	(699)	(1,016)	(1,671)
Income (loss) from continuing operations before provision for taxes and gain on extinguishment of debt and discontinued operations	(932,128)	228	5,067	(33,494)
Gain on extinguishment of debt	—	11,703	—	7,740
Provision for taxes	(843)	(19)	(66)	(38)
Net income (loss) from continuing operations	(932,971)	11,912	5,001	(25,792)
Net income (loss) from discontinued operations	(34,426)	(4,702)	4,031	3,404
Net income (loss)	(967,397)	7,210	9,032	(22,388)
Net (income) loss attributable to non-controlling interest	(61)	(60)	20	(44)
Net income (loss) attributable to Gramercy Capital Corp.	(967,458)	7,150	9,052	(22,432)
Preferred stock dividends	(1,790)	(2,336)	(2,336)	(2,336)
Excess of carrying amount of tendered preferred stock over consideration paid	13,713	—	—	—
Net income (loss) available to common stockholders	$(955,535)	$4,814	$6,716	$(24,768)
Basic earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$(18.43)	$0.19	$0.05	$(0.57)
Net income (loss) from discontinued operations	(0.69)	(0.09)	0.08	0.07
Net income (loss) available to common stockholders	$(19.12)	$0.10	$0.13	$(0.50)
Diluted earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$(18.43)	$0.19	$0.05	$(0.57)
Net income (loss) from discontinued operations	(0.69)	(0.09)	0.08	0.07
Net income (loss) available to common stockholders	$(19.12)	$0.10	$0.13	$(0.50)
Basic weighted average common shares outstanding	49,976,237	49,919,653	49,905,648	49,826,278
Diluted weighted average common shares and common share equivalents outstanding	49,976,237	50,422,669	50,432,260	49,826,278

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

23. Quarterly Financial Data (unaudited)  – (continued)

2009 Quarter Ended	December 31	September 30	June 30	March 31
Total Revenues	$156,104	$152,116	$156,505	$162,363
Loss before equity in net income of joint ventures, provision for taxes, minority interest and discontinued operations	(103,364)	(205,088)	(197,321)	(131,276)
Equity in net loss of unconsolidated joint ventures	(865)	(317)	(772)	(570)
Loss from continuing operations before provision for taxes and gain on extinguishment of debt and discontinued operations	(104,229)	(205,405)	(198,093)	(131,846)
Gain on extinguishment of debt	12,076	—	—	107,229
Provision for taxes	(9)	(90)	(129)	(2,267)
Net loss from continuing operations	(92,162)	(205,495)	(198,222)	(26,884)
Net income (loss) from discontinued operations	(5,752)	4,775	1,392	1,949
Net loss	(97,914)	(200,720)	(196,830)	(24,935)
Net (income) loss attributable to non-controlling interest	(174)	(60)	1,024	(20)
Net loss attributable to Gramercy Capital Corp.	(98,088)	(200,780)	(195,806)	(24,955)
Preferred stock dividends	(2,406)	(2,336)	(2,336)	(2,336)
Net loss available to common stockholders	$(100,494)	$(203,116)	$(198,142)	$(27,291)
Basic earnings per share:
Net loss from continuing operations, net of non-controlling interest and after preferred dividends	$(1.89)	$(4.17)	$(4.03)	$(0.59)
Net income (loss) from discontinued operations	(0.12)	0.10	0.05	0.04
Net loss available to common stockholders	$(2.01)	$(4.07)	$(3.98)	$(0.55)
Diluted earnings per share:
Net loss from continuing operations, net of non-controlling interest and after preferred dividends	$(1.89)	$(4.17)	$(4.03)	$(0.59)
Net income (loss) from discontinued operations	(0.12)	0.10	0.05	0.04
Net loss available to common stockholders	$(2.01)	$(4.07)	$(3.98)	$(0.55)
Basic weighted average common shares outstanding	49,882,917	49,857,261	49,817,991	49,859,711
Diluted weighted average common shares and common share equivalents outstanding	49,882,917	49,857,261	49,817,991	49,859,711

24. Subsequent Events

In March 2011, the Company purchased a $25,000 interest in the A-2 subordinate tranche of a $2.95 billion senior secured credit facility to iStar Financial Inc originally provided by JP Morgan Chase. The investment is held by the Company’s 2006 CDO and matures in June 2014.

In April 2011, the Company originated a floating rate, first mortgage loan in the amount of $18,500 secured by a limited service hotel, located in Bloomington, Minnesota. The loan is held by the Company’s 2006 CDO. The loan matures in May 2014 and can be extended at the borrower’s option for two twelve month periods, subject to performance hurdles.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

24. Subsequent Events  – (continued)

In June 2011, the Company sold five CMBS securities classified as held to maturity and three CMBS securities classified as available for sale from the Company’s 2007 CDO. The total face amount of these securities was $78,247. The proceeds from the sale was $65,584 and resulted in a gain of $15,126. As of March 2011, the five CMBS securities classified as held to maturity were designated to available for sale.

In June 2011, the company purchased, at a discount, two fixed-rate pari-passu interests in a whole loan and a fixed rate subordinate interest in the same whole loan in the amount of $85,000 and $100,000, respectively, all secured by a first mortgage against a landmark office building located in Chicago, Illinois. The acquired interests are held by the Company’s 2005, 2006 and 2007 CDOs. The loans mature in February 2017, with no options for extension.

In July 2011, Gramercy Realty’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. In connection with the deed in lieu, the Company was relieved of its obligation to repay the $171,938 mortgage loan secured by the Dana portfolio as well as contractual and default interest.

On September 1, 2011, the Company entered into the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, the senior mezzanine lender, of the Goldman Mortgage Loan and the Goldman Mezzanine Loans. The Settlement Agreement provides, among other things, for (i) the transfer of beneficial ownership of the entities owning substantially all of the properties comprising the Company’s Gramercy Realty division to KBS or another entity as directed by KBS by December 15, 2011 (unless a stay or other injunctive action prevents the transfer of the equity interests on that date), (ii) certain releases, terminations and satisfactions of obligations of the Company and its affiliates in connection with the Loans, including releases of any guaranties delivered to the Lenders by the Company with respect to the Loans, and (iii) certain releases of the Lenders and their affiliates in connection with the Loans. The Company will retain 58 properties comprising of 758,231 square feet encumbered by approximately $31,800 in first lien mortgage debt held by a Company-affiliated CDO. The initial transfer of the entities owning approximately 317 properties to KBS occurred on September 1, 2011. The Company expects additional transfers to KBS to occur over the next several months as and when certain third-party conditions are satisfied. Assuming no stay or other injunctive action is then in place to prevent the same, the Settlement Agreement obligates KBS to acquire from the Company any and all remaining Gramercy Realty entities on December 15, 2011. The Company will continue to operate the remaining 555 properties until they are transferred to KBS only to the extent that sufficient cash flow is generated by the properties. KBS may elect to fund all or a portion of any shortfall. The Company has no obligation to contribute any capital or provide other financial support to the remaining properties.

The Settlement Agreement also provides for the Company’s continued management of the Gramercy Realty assets on behalf of the Lenders until December 31, 2013, for a fixed fee of $10,000 annually, the reimbursement of certain costs and incentive fees equal to 10.0% of the excess of the equity value, if any, of the transferred collateral over $375,000 plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners (the “Threshold Value Participation”) and 12.5% of the excess equity value, if any, of the transferred collateral over $468,500 plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners (the “Excess Value Participation”). The minimum amount of the Threshold Value Participation equals $3,500. The Threshold Value Participation and the Excess Value Participation will be valued and paid following the earlier of December 13, 2013, subject to extension to no later than December 31, 2015, or the sale by KBS of at least 90% (by value) of the transferred collateral. The interim management agreement may be terminated by either party without Cause 90 days following written notice; however, any Company notice of termination cannot be effective until December 31, 2011 at the earliest.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2010

24. Subsequent Events  – (continued)

KBS and the Company have agreed to promptly commence and diligently seek to negotiate a full and complete management services agreement by no later than March 31, 2012. If the parties do not execute a mutually acceptable asset management services agreement prior to March 31, 2012, the interim management agreement upon the terms and conditions set forth in the Settlement Agreement shall automatically terminate on June 30, 2012 without liability or a penalty of any kind, except for the Company’s loss of the Excess Value Participation.

During 2011, the Company repurchased $46,525 and $1,734 par value of bonds issued by the Company’s 2006 and 2005 CDOs, respectively including $20,000 par value of Class A-1 from the 2006 CDO, $17,067 par value of Class A-2 from the 2006 CDO, and $667 par value of Class B from the 2005 CDO, generating gains on early extinguishment of debt of $14,418.

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments
(In thousands)

	State	Acquisition Date	Encumbrances at December 31, 2010		Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City					Land	Building and Improvements		Land	Building and Improvements	Total
Aberdeen	WA	4/1/2008	(b)(l)		$53	$1,312	$(1,365)	$—	$—	$—	$—	40
Abingdon	VA	4/1/2008	(e)(l)		112	331	—	112	331	443	(82)	40
Abingdon	VA	4/1/2008	(g)(l)		199	1,177	—	199	1,177	1,376	(80)	40
Abington	PA	4/1/2008	(g)(l)		169	630	(92)	169	538	707	(38)	40
Acworth	GA	4/1/2008	— (l)		1,235	561	(407)	949	440	1,389	(38)	40
Addison	IL	4/1/2008	(g)(l)		469	485	(752)	85	117	202	(33)	40
Advance	NC	4/1/2008	(g)(l)		543	208	(279)	337	135	472	(14)	40
Aiken	SC	4/1/2008	(b)(l)		3,614	8,483	(2,589)	2,805	6,703	9,508	(530)	40
Aiken	SC	4/1/2008	— (l)		202	1,631	(1,472)	30	331	361	(109)	40
Albany	NY	4/1/2008	(e)(l)		869	5,319	(5,805)	2	381	383	(368)	40
Albertville	AL	4/1/2008	— (l)		107	412	(214)	60	245	305	(28)	40
Albuquerque	NM	4/1/2008	(b)(l)		1,618	2,425	(589)	1,373	2,081	3,454	(163)	40
Alexandria	VA	4/1/2008	— (l)		3,092	4,427	(3,953)	1,390	2,176	3,566	(298)	40
Albany	NY	4/1/2008	(e)(l)		388	5,563	(3,366)	151	2,434	2,585	(432)	40
Alpharetta	GA	4/1/2008	— (l)		1,234	1,278	(462)	999	1,051	2,050	(87)	40
Alpharetta	GA	4/1/2008	(j)(l)		698	444	(78)	649	415	1,064	(31)	40
Altamont Spring	FL	4/1/2008	(k)(l)		660	681	(1)	659	681	1,340	(47)	40
Amherst	VA	4/1/2008	(d)(l)		249	374	(229)	153	241	394	(26)	40
Anderson	SC	4/1/2008	— (l)		495	855	(215)	381	754	1,135	(74)	40
Annapolis	MD	4/1/2008	(b)(l)		11,542	7,006	(2,875)	9,710	5,963	15,673	(437)	40
Anniston	AL	4/1/2008	— (l)		295	1,215	—	295	1,215	1,510	(84)	40
Apex	NC	4/1/2008	(g)(l)		156	120	—	156	120	276	(8)	40
Aransas Pass	TX	4/1/2008	(b)(l)		160	439	(433)	40	126	166	(29)	40
Arlington	TX	4/1/2008	1,587	(l)	676	1,574	(1,039)	348	863	1,211	(109)	40
Arlington	VA	4/1/2008	(a)(l)		805	928	76	805	1,004	1,809	(140)	40
Arnold	CA	4/1/2008	(e)(l)		1,251	2,466	(772)	979	1,966	2,945	(162)	40
Arroyo Grande	CA	4/1/2008	(g)(l)		849	423	(325)	627	320	947	(29)	40
Asheville	NC	4/1/2008	(g)(l)		1,295	4,081	(1,282)	970	3,124	4,094	(275)	40
Asheville	NC	4/1/2008	(g)(l)		538	133	(221)	358	92	450	(9)	40
Asheville	NC	4/1/2008	(c)(l)		977	1,130	(373)	798	936	1,734	(73)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Asheville	NC	4/1/2008	— (l)	695	2,278	(775)	350	1,848	2,198	(253)	40
Ashtabula	OH	4/1/2008	(g)(l)	609	1,953	(1,956)	118	488	606	(135)	40
Athens	AL	4/1/2008	— (l)	454	3,262	(889)	339	2,488	2,827	(210)	40
Atlanta	GA	4/1/2008	2,017 (l)	1,615	2,481	(857)	1,262	1,977	3,239	(169)	40
Atlanta	GA	4/1/2008	581 (l)	1,138	737	(409)	883	583	1,466	(49)	40
Atlanta	GA	4/1/2008	(h)(l)	1,031	432	(124)	942	397	1,339	(30)	40
Atlanta	GA	4/1/2008	(d)(l)	3,200	54,813	(10,231)	2,528	45,254	47,782	(3,805)	40
Auburn	CA	4/1/2008	(b)(l)	469	1,505	(753)	269	952	1,221	(118)	40
Auburn	ME	4/1/2008	(e)(l)	377	373	(370)	185	195	380	(25)	40
Auburn	NY	4/1/2008	(e)(l)	230	3,837	(1,938)	113	2,016	2,129	(276)	40
Augusta	GA	4/1/2008	989 (l)	1,093	747	(426)	833	581	1,414	(51)	40
Augusta	GA	4/1/2008	1,132 (l)	637	1,316	(312)	530	1,111	1,641	(90)	40
Aurora	MO	4/1/2008	(g)(l)	20	370	—	20	370	390	(25)	40
Austin	TX	4/1/2008	(g)(l)	260	293	(180)	143	230	373	(28)	40
Avon Park	FL	4/1/2008	— (l)	78	432	(104)	78	328	406	(14)	40
Avondale	PA	4/1/2008	(g)(l)	217	276	(223)	115	155	270	(19)	40
Bakersfield	CA	4/1/2008	(e)(l)	601	2,216	(663)	443	1,711	2,154	(150)	40
Bakersfield	CA	4/1/2008	(b)(l)	954	1,758	(642)	698	1,372	2,070	(119)	40
Bakersfield	CA	4/1/2008	(b)(l)	946	1,243	(882)	522	785	1,307	(93)	40
Ballwin	MO	4/1/2008	(e)(l)	361	329	174	361	503	864	(33)	40
Baltimore	MD	4/1/2008	(b)(l)	703	2,076	(433)	575	1,771	2,346	(402)	40
Baltimore	MD	4/1/2008	(a)(l)	4,888	15,092	1,393	4,888	16,485	21,373	(1,311)	40
Baltimore	MD	4/1/2008	(a)(l)	11,150	29,967	1,372	11,150	31,339	42,489	(2,301)	40
Baltimore	MD	4/1/2008	(d)(l)	642	896	(1,040)	187	311	498	(69)	40
Banner Elk	NC	4/1/2008	(k)(l)	440	255	(83)	386	226	612	(18)	40
Batesville	AR	4/1/2008	— (l)	217	825	63	217	888	1,105	(58)	40
Beachwood	OH	4/1/2008	(g)(l)	2,113	546	(937)	1,358	364	1,722	(38)	40
Beaumont	TX	4/1/2008	(e)(l)	59	594	(114)	48	491	539	(41)	40
Bedford	OH	4/1/2008	(g)(l)	27	1,410	(379)	20	1,038	1,058	(97)	40
Bedford	IN	4/1/2008	— (l)	136	373	(184)	136	189	325	(6)	40
Beebe	AR	4/1/2008	— (l)	29	148	(57)	19	101	120	(10)	40
Belle Chasse	LA	4/1/2008	— (l)	164	518	(482)	42	158	200	(35)	40
Belleville	IL	4/1/2008	— (l)	972	2,870	(1,912)	421	1,509	1,930	(343)	40
Bellingham	WA	4/1/2008	(b)(l)	147	3,344	(823)	110	2,558	2,668	(230)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Belton	MO	4/1/2008	(e)(l)	222	465	23	222	488	710	(32)	40
Bennettsville	SC	4/1/2008	(d)(l)	48	362	(125)	33	252	285	(22)	40
Bensalem	PA	4/1/2008	(g)(l)	476	928	(203)	404	797	1,201	(64)	40
Benton	AR	4/1/2008	(e)(l)	615	355	(592)	225	153	378	(27)	40
Berea	OH	4/1/2008	(g)(l)	581	1,815	(1,271)	256	869	1,125	(125)	40
Berkeley Height	NJ	4/1/2008	478 (l)	1,164	314	(317)	911	250	1,161	(22)	40
Bethel	OH	4/1/2008	— (l)	22	746	(511)	6	251	257	(51)	40
Black Mountain	NC	4/1/2008	— (l)	259	247	(361)	68	77	145	(17)	40
Blacksburg	VA	4/1/2008	(d)(l)	232	385	—	232	385	617	(26)	40
Bloomington	IL	4/1/2008	— (l)	201	552	18	201	570	771	(21)	40
Blountstown	FL	4/1/2008	(e)(l)	205	843	36	205	879	1,084	(58)	40
Blowing Rock	NC	4/1/2008	(g)(l)	579	45	(313)	287	24	311	(3)	40
Boca Raron	FL	4/1/2008	680 (l)	1,180	423	(427)	860	316	1,176	(29)	40
Boca Raton	FL	4/1/2008	— (l)	2,565	1,732	(1,022)	1,938	1,337	3,275	(118)	40
Bonita Springs	FL	4/1/2008	(h)(l)	959	638	(153)	865	579	1,444	(44)	40
Boone	NC	4/1/2008	(c)(l)	935	2,067	(500)	772	1,730	2,502	(134)	40
Boyertown	PA	4/1/2008	(g)(l)	389	313	—	389	313	702	(22)	40
Boynton Beach	FL	4/1/2008	— (l)	1,633	1,341	(1,174)	967	833	1,800	(90)	40
Bradenton	FL	4/1/2008	(e)(l)	143	129	(129)	73	70	143	(9)	40
Bradenton	FL	4/1/2008	(k)(l)	1,078	1,151	(959)	597	673	1,270	(79)	40
Bradenton	FL	4/1/2008	(h)(l)	728	650	(55)	698	625	1,323	(45)	40
Bradentown	FL	4/1/2008	(e)(l)	56	183	27	56	210	266	(16)	40
Brandon	FL	4/1/2008	(j)(l)	775	161	(54)	730	152	882	(11)	40
Brandon	FL	4/1/2008	(k)(l)	923	300	(72)	868	283	1,151	(21)	40
Breman	GA	4/1/2008	(g)(l)	211	911	(162)	179	781	960	(62)	40
Bremen	GA	4/1/2008	— (l)	113	311	—	113	311	424	(21)	40
Bremerton	WA	4/1/2008	(b)(l)	73	664	(455)	25	257	282	(46)	40
Brevard	NC	4/1/2008	(g)(l)	967	656	(1,093)	297	233	530	(45)	40
Bridgewater	NJ	4/1/2008	(e)(l)	3,483	9,880	(6,503)	1,676	5,184	6,860	(770)	40
Bristol	PA	4/1/2008	(g)(l)	72	214	(203)	7	76	83	(49)	40
Broken Arrow	OK	4/1/2008	(e)(l)	357	434	(626)	63	102	165	(31)	40
Brookneal	VA	4/1/2008	(d)(l)	92	406	(112)	70	316	386	(28)	40
Brooksville	FL	4/1/2008	(e)(l)	200	267	—	200	267	467	(18)	40
Brownwood	TX	4/1/2008	(b)(l)	88	242	(33)	88	209	297	(16)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Buford	GA	4/1/2008	— (l)	333	915	(397)	333	518	851	(24)	40
Burbank	CA	4/1/2008	(e)(l)	1,934	3,769	(1,194)	1,473	3,036	4,509	(249)	40
Burgaw	NC	4/1/2008	(c)(l)	497	611	(242)	384	482	866	(41)	40
Burlingame	CA	4/1/2008	(e)(l)	1,226	603	(501)	843	485	1,328	(56)	40
Burlington	NC	4/1/2008	(c)(l)	489	1,444	(518)	351	1,064	1,415	(100)	40
Burlington	NC	4/1/2008	(d)(l)	1,931	5,162	(2,500)	1,216	3,377	4,593	(342)	40
Calabash	NC	4/1/2008	— (l)	686	355	(538)	323	180	503	(24)	40
Callahan	FL	4/1/2008	(g)(l)	1,653	1,923	(1,229)	1,063	1,284	2,347	(132)	40
Camas	WA	4/1/2008	(e)(l)	179	205	(65)	128	191	319	(22)	40
Cambelltown	PA	4/1/2008	(g)(l)	65	255	—	65	255	320	(18)	40
Cameron Park	CA	4/1/2008	(j)(l)	693	1,718	(453)	556	1,402	1,958	(117)	40
Candler	NC	4/1/2008	(c)(l)	771	319	(299)	555	236	791	(22)	40
Canoga Park	CA	4/1/2008	(e)(l)	1,219	828	(565)	873	609	1,482	(56)	40
Canton	NC	4/1/2008	(g)(l)	254	762	(86)	231	699	930	(52)	40
Canton	OH	4/1/2008	— (l)	40	2,383	(1,213)	18	1,192	1,210	(180)	40
Cape Coral	FL	4/1/2008	(k)(l)	802	406	(55)	764	389	1,153	(28)	40
Carolina Beach	NC	4/1/2008	(c)(l)	1,330	1,660	(640)	1,034	1,316	2,350	(110)	40
Carrollton	TX	4/1/2008	(b)(l)	705	1,353	(505)	521	1,032	1,553	(102)	40
Carrolton	GA	4/1/2008	— (l)	458	1,246	(1,154)	132	418	550	(84)	40
Cartersville	GA	4/1/2008	(g)(l)	225	164	—	225	164	389	(11)	40
Cary	NC	4/1/2008	(g)(l)	400	224	(208)	263	153	416	(15)	40
Cary	NC	4/1/2008	(c)(l)	755	459	(320)	551	343	894	(31)	40
Cary	NC	4/1/2008	1,137 (l)	2,028	1,102	(595)	1,633	902	2,535	(76)	40
Cary	NC	4/1/2008	(g)(l)	754	338	(212)	604	276	880	(23)	40
Cary	NC	4/1/2008	(i)(l)	514	430	(80)	469	395	864	(30)	40
Casselberry	FL	4/1/2008	— (l)	355	245	—	355	245	600	(17)	40
Catoosa	OK	4/1/2008	(e)(l)	168	1,331	(491)	106	902	1,008	(102)	40
Cayce	SC	4/1/2008	(g)(l)	641	541	(211)	523	448	971	(37)	40
Chapel Hill	NC	4/1/2008	(j)(l)	741	2,382	(556)	602	1,965	2,567	(163)	40
Charleston	SC	4/1/2008	(j)(l)	163	142	—	163	142	305	(10)	40
Charleston	SC	4/1/2008	(d)(l)	1,827	5,394	(3,289)	928	3,004	3,932	(374)	40
Charlotte	NC	4/1/2008	(e)(l)	4,651	40,166	(16,261)	2,823	25,733	28,556	(3,196)	40
Charlotte	NC	4/1/2008	(b)(l)	8,119	80,952	(34,715)	4,734	49,622	54,356	(5,821)	40
Charlotte	NC	4/1/2008	72,461 (l)	20,837	105,506	(48,406)	12,232	65,705	77,937	(7,682)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Charlotte	NC	4/1/2008	(g)(l)	363	721	(419)	216	449	665	(50)	40
Charlotte	NC	4/1/2008	397 (l)	818	610	(309)	636	483	1,119	(41)	40
Charlotte	NC	4/1/2008	(c)(l)	1,210	428	(431)	886	321	1,207	(29)	40
Charlotte	NC	4/1/2008	(c)(l)	1,136	524	(396)	859	405	1,264	(35)	40
Charlotte	NC	4/1/2008	(c)(l)	1,286	457	(436)	959	348	1,307	(31)	40
Charlotte	NC	4/1/2008	(c)(l)	1,052	836	(542)	741	605	1,346	(57)	40
Charlotte	NC	4/1/2008	(g)(l)	546	2,748	(448)	468	2,378	2,846	(173)	40
Charlotte	NC	4/1/2008	(c)(l)	2,993	1,367	(1,789)	1,738	833	2,571	(93)	40
Charlotte	NC	4/1/2008	(c)(l)	1,547	442	(617)	1,060	312	1,372	(30)	40
Charlotte	NC	4/1/2008	(c)(l)	1,183	312	(497)	784	214	998	(21)	40
Charlotte	NC	4/1/2008	(c)(l)	923	728	(501)	634	516	1,150	(50)	40
Charlotte	NC	4/1/2008	1,039 (l)	1,344	880	(300)	1,158	766	1,924	(61)	40
Charlotte	NC	4/1/2008	904 (l)	850	773	(96)	798	729	1,527	(53)	40
Charlotte	NC	4/1/2008	(g)(l)	894	942	(57)	865	914	1,779	(64)	40
Charlotte	NC	4/1/2008	(h)(l)	1,160	573	(202)	1,021	510	1,531	(40)	40
Cherry Hill	NJ	4/1/2008	(g)(l)	661	478	(72)	618	449	1,067	(33)	40
Cherryville	NC	4/1/2008	(c)(l)	633	595	(275)	487	466	953	(40)	40
Chester	VA	4/1/2008	(j)(l)	310	194	(67)	268	169	437	(13)	40
Chicago	IL	4/1/2008	(b)(l)	16,379	81,513	(23,646)	12,002	62,244	74,246	(5,835)	40
China Grove	NC	4/1/2008	(g)(l)	205	1,152	(597)	109	651	760	(79)	40
Christainsburg	VA	4/1/2008	(d)(l)	246	653	(204)	184	511	695	(48)	40
Cincinnati	OH	4/1/2008	(g)(l)	216	544	—	216	544	760	(37)	40
Cincinnati	OH	4/1/2008	(g)(l)	418	351	(68)	380	321	701	(24)	40
Clarksdale	MS	4/1/2008	— (l)	95	1,050	(854)	33	258	291	(30)	40
Clarkson	WA	4/1/2008	(e)(l)	671	840	(347)	511	653	1,164	(57)	40
Clearwater	FL	4/1/2008	(b)(l)	1,634	1,371	(968)	1,089	948	2,037	(98)	40
Clearwater	FL	4/1/2008	(g)(l)	2,364	1,306	(891)	1,776	1,003	2,779	(90)	40
Clemmons	NC	4/1/2008	443 (l)	825	469	(306)	625	363	988	(32)	40
Clemmons	NC	4/1/2008	1,074 (l)	1,424	669	(207)	1,280	606	1,886	(46)	40
Clermont	FL	4/1/2008	(b)(l)	131	426	(65)	115	377	492	(29)	40
Cleveland	OH	4/1/2008	— (l)	62	298	18	62	316	378	(24)	40
Cleveland	OH	4/1/2008	— (l)	44	482	(193)	27	306	333	(33)	40
Cleveland	OH	4/1/2008	(g)(l)	262	330	—	262	330	592	(23)	40
Cleveland	OH	4/1/2008	(g)(l)	146	690	(47)	137	652	789	(48)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Cleveland	OH	4/1/2008	(g)(l)	151	834	(123)	131	731	862	(57)	40
Cleveland	OH	4/1/2008	(g)(l)	486	1,284	(341)	387	1,042	1,429	(89)	40
Cleveland	OH	4/1/2008	(g)(l)	66	1,043	(198)	54	857	911	(72)	40
Cleveland	OH	4/1/2008	(g)(l)	212	1,151	—	212	1,151	1,363	(79)	40
Cleveland	OH	4/1/2008	(g)(l)	212	1,308	(298)	168	1,054	1,222	(90)	40
Clintwood	VA	4/1/2008	(d)(l)	16	304	(40)	14	266	280	(21)	40
Clover	SC	4/1/2008	(g)(l)	209	156	(354)	—	11	11	(11)	40
Cocoa	FL	4/1/2008	— (l)	267	732	(992)	7	—	7	—	40
College Park	GA	4/1/2008	(a)(l)	636	6,723	—	636	6,723	7,359	(462)	40
Collingswood	NJ	4/1/2008	(g)(l)	417	435	(39)	397	416	813	(30)	40
Colombia	SC	4/1/2008	(d)(l)	2,662	23,023	(4,457)	2,081	19,147	21,228	(1,672)	40
Columbia	MO	4/1/2008	(b)(l)	527	1,503	(980)	259	791	1,050	(103)	40
Columbia	SC	4/1/2008	(a)(l)	377	2,035	—	377	2,035	2,412	(140)	40
Columbia	SC	4/1/2008	(h)(l)	643	505	(156)	553	439	992	(35)	40
Columbus	GA	4/1/2008	— (l)	399	1,096	(565)	240	690	930	(75)	40
Columbus	GA	4/1/2008	(h)(l)	476	62	(98)	389	51	440	(4)	40
Columbus	GA	4/1/2008	(d)(l)	4,175	5,459	(4,437)	2,164	3,033	5,197	(358)	40
Columbus	IN	4/1/2008	(g)(l)	460	758	(201)	381	636	1,017	(52)	40
Columbus	IN	4/1/2008	(g)(l)	260	400	(115)	213	332	545	(27)	40
Columbus	NC	4/1/2008	(c)(l)	352	304	(164)	261	231	492	(20)	40
Columbus	GA	4/1/2008	— (l)	187	513	—	187	513	700	(35)	40
Compton	CA	4/1/2008	(b)(l)	820	529	(387)	578	384	962	(36)	40
Conneaut	OH	4/1/2008	(g)(l)	344	1,098	(783)	147	512	659	(76)	40
Conover	NC	4/1/2008	(g)(l)	184	925	(544)	88	477	565	(64)	40
Conway	AR	4/1/2008	— (l)	274	839	(120)	243	750	993	(55)	40
Cookeville	TN	4/1/2008	— (l)	464	3,144	(665)	369	2,574	2,943	(217)	40
Cornelia	GA	4/1/2008	— (l)	104	1,603	(224)	89	1,394	1,483	(108)	40
Cornelius	NC	4/1/2008	(c)(l)	1,392	1,117	(751)	962	796	1,758	(76)	40
Cornelius	NC	4/1/2008	(g)(l)	1,300	1,642	(541)	1,051	1,350	2,401	(112)	40
Coronado	CA	4/1/2008	(b)(l)	732	1,692	(944)	423	1,057	1,480	(116)	40
Cottonwood	AL	4/1/2008	— (l)	37	103	—	37	103	140	(7)	40
Crystal River	FL	4/1/2008	(e)(l)	600	569	(234)	476	459	935	(38)	40
Dade City	FL	4/1/2008	(d)(l)	225	690	(260)	158	497	655	(47)	40
Dallas	NC	4/1/2008	(c)(l)	1,096	578	(350)	861	463	1,324	(38)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Dallas	TX	4/1/2008	(f)(l)	2,342	843	(629)	1,871	685	2,556	(57)	40
Dallas	GA	4/1/2008	— (l)	294	603	(666)	190	41	231	(10)	40
Dalton	GA	4/1/2008	(g)(l)	444	1,470	(30)	437	1,447	1,884	(101)	40
Dalton	GA	4/1/2008	(d)(l)	127	1,286	(169)	92	1,152	1,244	(129)	40
Davie	FL	4/1/2008	(g)(l)	1,304	970	(522)	996	756	1,752	(67)	40
Daytona Beach	FL	4/1/2008	(e)(l)	422	1,246	(375)	292	1,001	1,293	(98)	40
Daytona Beach	FL	4/1/2008	(g)(l)	1,684	1,585	(1,657)	801	811	1,612	(109)	40
Daytona Beach	FL	4/1/2008	— (l)	267	732	(103)	267	629	896	(20)	40
Decatur	GA	4/1/2008	(g)(l)	2,225	2,627	(943)	1,752	2,157	3,909	(174)	40
Decatur	GA	4/1/2008	— (l)	160	439	—	160	439	599	(30)	40
Deer Park	TX	4/1/2008	(f)(l)	437	547	(204)	343	437	780	(37)	40
Deerfield Beach	FL	4/1/2008	(k)(l)	758	892	—	758	892	1,650	(62)	40
Deland	FL	4/1/2008	(g)(l)	1,039	3,705	(1,491)	643	2,610	3,253	(285)	40
Deland	FL	4/1/2008	— (l)	196	766	(246)	143	573	716	(54)	40
Delray Beach	FL	4/1/2008	(g)(l)	1,080	450	(290)	871	369	1,240	(31)	40
Delray Beach	FL	4/1/2008	(d)(l)	892	1,652	(1,117)	472	955	1,427	(115)	40
Denison	TX	4/1/2008	(b)(l)	107	293	—	107	293	400	(20)	40
Denver	NC	4/1/2008	(c)(l)	413	385	(192)	310	296	606	(26)	40
Dinuba	CA	4/1/2008	(e)(l)	274	810	26	274	836	1,110	(540)	40
Dobbs Ferry	NY	4/1/2008	— (l)	187	513	(380)	187	133	320	(11)	40
Dripping Springs	TX	4/1/2008	(g)(l)	208	2,359	(2,090)	27	450	477	(162)	40
Dumas	TX	4/1/2008	(b)(l)	73	201	(83)	73	118	191	(11)	40
Duncanville	TX	4/1/2008	(f)(l)	301	304	(431)	79	95	174	(21)	40
Dunedin	FL	4/1/2008	— (l)	507	1,392	(524)	429	946	1,375	(36)	40
Dunn	NC	4/1/2008	— (l)	281	1,117	(653)	256	489	745	(27)	40
Dunwoody	GA	4/1/2008	(g)(l)	760	727	(115)	699	673	1,372	(50)	40
Durham	NC	4/1/2008	(c)(l)	648	218	(287)	430	149	579	(15)	40
Durham	NC	4/1/2008	(c)(l)	649	436	(328)	447	310	757	(30)	40
East Alton	IL	4/1/2008	— (l)	26	542	143	25	686	711	(55)	40
East Brunswick	NJ	4/1/2008	(e)(l)	941	2,162	(779)	683	1,641	2,324	(157)	40
East Gadsden	AL	4/1/2008	— (l)	133	366	—	133	366	499	(25)	40
East Meadow	NY	4/1/2008	(e)(l)	1,273	5,380	(6,461)	—	192	192	(192)	40
East Point	GA	4/1/2008	(e)(l)	479	696	(613)	219	343	562	(46)	40
Easton	PA	4/1/2008	— (l)	212	388	(257)	212	131	343	(19)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Eden	NC	4/1/2008	— (l)	63	213	(186)	18	72	90	(15)	40
Eden	NC	4/1/2008	(c)(l)	1,230	1,148	(479)	974	925	1,899	(76)	40
Edison Twp.	NJ	4/1/2008	576 (l)	1,435	419	(286)	1,210	358	1,568	(29)	40
Edmonds	WA	4/1/2008	(e)(l)	359	546	(503)	127	275	402	(45)	40
El Dorado	AR	4/1/2008	— (l)	95	3,168	83	95	3,251	3,346	(360)	40
El Dorado Hills	CA	4/1/2008	(k)(l)	704	1,749	(467)	563	1,423	1,986	(120)	40
El Segundo	CA	4/1/2008	(b)(l)	1,052	677	(590)	683	456	1,139	(47)	40
Elizabethtown	NC	4/1/2008	(c)(l)	448	1,285	(316)	362	1,055	1,417	(85)	40
Elmhurst	IL	4/1/2008	— (l)	929	1,026	15	929	1,041	1,970	(73)	40
Emmaus	PA	4/1/2008	651 (l)	798	987	(196)	707	882	1,589	(68)	40
Ennis	TX	4/1/2008	1,663 (l)	1,348	1,731	(1,380)	720	979	1,699	(119)	40
Enterprise	AL	4/1/2008	— (l)	133	1,526	(593)	82	984	1,066	(103)	40
Escondido	CA	4/1/2008	(b)(l)	4,278	5,664	(1,797)	3,471	4,674	8,145	(369)	40
Euclid	OH	4/1/2008	(g)(l)	355	1,372	(714)	200	813	1,013	(94)	40
Euclid	OH	4/1/2008	(g)(l)	726	449	(307)	531	337	868	(31)	40
Eureka	CA	4/1/2008	(e)(l)	84	714	—	84	714	798	(50)	40
Eustis	FL	4/1/2008	(g)(l)	2,140	3,289	(2,948)	927	1,554	2,481	(227)	40
Fairfax	VA	4/1/2008	(e)(l)	675	1,992	(649)	495	1,523	2,018	(143)	40
Farmington	CT	4/1/2008	(e)(l)	3,189	9,951	(3,663)	2,251	7,226	9,477	(688)	40
Farmville	NC	4/1/2008	(c)(l)	881	1,937	(519)	711	1,588	2,299	(128)	40
Fayetteville	FL	4/1/2008	(g)(l)	545	3,125	(549)	458	2,663	3,121	(213)	40
Fayetteville	GA	4/1/2008	(g)(l)	574	427	(110)	509	382	891	(29)	40
Fayetteville	NC	4/1/2008	(c)(l)	641	261	(304)	421	177	598	(18)	40
Fayetteville	NC	4/1/2008	(c)(l)	712	284	(314)	483	199	682	(19)	40
Fayetteville	NC	4/1/2008	(c)(l)	559	345	(291)	374	239	613	(23)	40
Fayetteville	TN	4/1/2008	— (l)	206	1,190	(475)	131	790	921	(80)	40
Feasterville	PA	4/1/2008	847 (l)	923	1,702	(505)	737	1,383	2,120	(117)	40
Fitzgerald	GA	4/1/2008	— (l)	100	275	(75)	100	200	300	(5)	40
Florence	SC	4/1/2008	— (l)	80	220	(50)	80	170	250	(4)	40
Florissant	MO	4/1/2008	(b)(l)	336	746	(333)	226	523	749	(51)	40
Folsum	CA	4/1/2008	(e)(l)	257	415	(325)	114	233	347	(28)	40
Forest City	NC	4/1/2008	(g)(l)	509	1,822	(1,205)	231	895	1,126	(126)	40
Forsyth	MO	4/1/2008	(e)(l)	93	190	—	93	190	283	(13)	40
Fort Bragg	CA	4/1/2008	(e)(l)	359	904	(626)	153	484	637	(87)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Fort Dodge	IA	4/1/2008	(g)(l)	210	822	(785)	41	206	247	(57)	40
Fort Lauderdale	FL	4/1/2008	(i)(l)	497	1,159	(153)	449	1,054	1,503	(80)	40
Fort Myers	FL	4/1/2008	(i)(l)	641	707	(91)	596	661	1,257	(49)	40
Fort Myers	FL	4/1/2008	(d)(l)	1,247	1,453	(651)	907	1,142	2,049	(105)	40
Fort Worth	TX	4/1/2008	(b)(l)	187	513	—	187	513	700	(35)	40
Frankfort	IN	4/1/2008	— (l)	198	545	(255)	198	290	488	(9)	40
Fresno	CA	4/1/2008	(e)(l)	959	1,983	(694)	722	1,526	2,248	(133)	40
Fresno	CA	4/1/2008	(b)(l)	716	1,003	(559)	473	687	1,160	(69)	40
Fresno	CA	4/1/2008	(b)(l)	782	1,067	(456)	581	812	1,393	(73)	40
Fresno	CA	4/1/2008	(b)(l)	593	2,178	(848)	401	1,522	1,923	(150)	40
Frisco	TX	4/1/2008	(g)(l)	1,155	1,438	(455)	944	1,194	2,138	(99)	40
Ft Walton Beach	FL	4/1/2008	(e)(l)	872	845	(366)	653	698	1,351	(63)	40
Ft. Lauderdale	FL	4/1/2008	(e)(l)	313	804	(270)	202	645	847	(65)	40
Ft. Lauderdale	FL	4/1/2008	(g)(l)	3,222	1,566	(460)	2,906	1,422	4,328	(98)	40
Ft. Myers Beach	FL	4/1/2008	(e)(l)	323	538	(570)	93	198	291	(40)	40
Gardena	CA	4/1/2008	(b)(l)	1,426	1,500	(758)	1,043	1,125	2,168	(103)	40
Garfield Height	OH	4/1/2008	(g)(l)	132	827	(354)	80	525	605	(57)	40
Garner	NC	4/1/2008	(c)(l)	5,784	13,027	(2,079)	5,117	11,615	16,732	(773)	40
Garner	NC	4/1/2008	(j)(l)	307	468	(21)	298	456	754	(33)	40
Gastonia	NC	4/1/2008	(c)(l)	1,153	757	(403)	903	604	1,507	(50)	40
Gastonia	NC	4/1/2008	(c)(l)	594	1,807	(638)	428	1,335	1,763	(123)	40
Gastonia	NC	4/1/2008	(c)(l)	5,318	4,073	(1,352)	4,531	3,508	8,039	(251)	40
Geneva	OH	4/1/2008	(g)(l)	378	1,791	(510)	284	1,375	1,659	(123)	40
Glendale	CA	4/1/2008	(b)(l)	1,490	3,837	(1,651)	1,004	2,672	3,676	(264)	40
Goldsboro	NC	4/1/2008	(g)(l)	280	545	(357)	153	315	468	(37)	40
Goldsboro	NC	4/1/2008	(d)(l)	483	2,233	(2,091)	88	537	625	(154)	40
Goodwater	AL	4/1/2008	— (l)	60	165	—	60	165	225	(11)	40
Graham	NC	4/1/2008	(g)(l)	555	655	—	555	655	1,210	(45)	40
Grants Pass	OR	4/1/2008	(g)(l)	256	1,049	(957)	57	291	348	(75)	40
Great Neck	NY	4/1/2008	(e)(l)	4,542	8,970	(3,009)	3,488	7,015	10,503	(547)	40
Green Cove	FL	4/1/2008	(g)(l)	1,395	2,960	(481)	1,233	2,641	3,874	(203)	40
Greensboro	NC	4/1/2008	(a)(l)	905	11,601	—	905	11,601	12,506	(797)	40
Greensboro	NC	4/1/2008	(g)(l)	532	552	(228)	416	440	856	(38)	40
Greensboro	NC	4/1/2008	(c)(l)	703	802	(427)	496	582	1,078	(54)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Greensboro	NC	4/1/2008	(c)(l)	820	423	(370)	570	303	873	(29)	40
Greensboro	NC	4/1/2008	(g)(l)	496	530	(139)	426	461	887	(36)	40
Greensboro	NC	4/1/2008	(g)(l)	442	539	(105)	393	483	876	(37)	40
Greensboro	NC	4/1/2008	(i)(l)	399	368	(76)	358	333	691	(25)	40
Greenville	NC	4/1/2008	(g)(l)	685	501	(591)	333	262	595	(34)	40
Greenville	NC	4/1/2008	(g)(l)	718	3,628	—	718	3,628	4,346	(247)	40
Greenville	NC	4/1/2008	(c)(l)	522	712	(391)	350	493	843	(49)	40
Greenville	NC	4/1/2008	(c)(l)	371	546	(288)	249	380	629	(37)	40
Greenwich	CT	4/1/2008	(e)(l)	2,380	7,028	(1,673)	1,934	5,801	7,735	(487)	40
Gresham	OR	4/1/2008	(e)(l)	284	353	33	284	386	670	(29)	40
Grove City	FL	4/1/2008	(j)(l)	621	269	(58)	580	252	832	(19)	40
Gulfport*	MS	4/1/2008	(g)(l)	169	—	—	169	—	169	—
Hadden Township	NJ	4/1/2008	(d)(l)	2,395	10,006	(2,079)	1,929	8,393	10,322	(686)	40
Haddonfield	NJ	4/1/2008	(j)(l)	129	312	(29)	120	292	412	(22)	40
Hallandale	FL	4/1/2008	(b)(l)	1,153	3,338	(2,684)	387	1,420	1,807	(290)	40
Hamilton Square	NJ	4/1/2008	(i)(l)	1,769	216	(412)	1,399	174	1,573	(15)	40
Hammonton	NJ	4/1/2008	(e)(l)	553	692	(705)	217	323	540	(52)	40
Hampton	VA	4/1/2008	(e)(l)	524	580	—	524	580	1,104	(39)	40
Hampton	VA	4/1/2008	(b)(l)	1,560	2,368	(1,661)	861	1,406	2,267	(167)	40
Hampton	VA	4/1/2008	— (l)	133	366	(62)	133	304	437	(10)	40
Hanford	CA	4/1/2008	(e)(l)	2,888	8,524	(1,842)	2,399	7,171	9,570	(529)	40
Hanover	PA	4/1/2008	— (l)	107	293	—	107	293	400	(20)	40
Hapeville	GA	4/1/2008	1,645 (l)	631	1,656	(214)	569	1,504	2,073	(113)	40
Hapeville	GA	4/1/2008	— (l)	81	603	(531)	14	139	153	(41)	40
Harriman	TN	4/1/2008	— (l)	55	981	(191)	44	801	845	(69)	40
Harrisburg	NC	4/1/2008	(g)(l)	572	514	(330)	392	364	756	(35)	40
Harrisinburg	VA	4/1/2008	(d)(l)	513	827	(598)	254	488	742	(61)	40
Harrisonburg	VA	4/1/2008	(g)(l)	598	631	(161)	517	551	1,068	(43)	40
Havelock	NC	4/1/2008	(g)(l)	99	213	—	99	213	312	(15)	40
Havelock	NC	4/1/2008	— (l)	212	401	—	212	401	613	(28)	40
Healdsburg	CA	4/1/2008	(e)(l)	1,102	919	(542)	797	682	1,479	(62)	40
Helmet	CA	4/1/2008	(e)(l)	758	1,303	(687)	494	880	1,374	(90)	40
Henderson	NC	4/1/2008	(c)(l)	738	2,824	(395)	652	2,515	3,167	(169)	40
Henderson	NC	4/1/2008	(c)(l)	824	982	(296)	684	826	1,510	(63)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Hialeah	FL	4/1/2008	(b)(l)	1,005	574	(628)	595	356	951	(39)	40
Hickory	NC	4/1/2008	566 (l)	674	570	(294)	510	440	950	(39)	40
Hickory	NC	4/1/2008	(g)(l)	779	599	(472)	504	402	906	(41)	40
Hickory*	NC	4/1/2008	— (l)	164	—	(59)	105	—	105	—	40
High Point	NC	4/1/2008	(c)(l)	689	447	(298)	503	335	838	(30)	40
High Point	NC	4/1/2008	(c)(l)	766	595	(429)	517	415	932	(40)	40
High Point	NC	4/1/2008	— (l)	305	434	—	305	434	739	(30)	40
Highland Park	NJ	4/1/2008	401 (l)	886	407	(196)	749	348	1,097	(28)	40
Highland Sprngs	VA	4/1/2008	(g)(l)	136	454	—	136	454	590	(31)	40
Hightstown	NJ	4/1/2008	(g)(l)	1,083	589	(222)	935	515	1,450	(40)	40
Hillsboro	TX	4/1/2008	732 (l)	303	1,322	(466)	211	948	1,159	(90)	40
Hillsborough	NC	4/1/2008	(c)(l)	53	158	(44)	40	127	167	(35)	40
Hilton Head	SC	4/1/2008	(e)(l)	437	484	(205)	336	380	716	(34)	40
Hilton Head	SC	4/1/2008	1,803 (l)	925	1,688	(424)	768	1,421	2,189	(116)	40
Hilton Head	SC	4/1/2008	2,599 (l)	192	4,086	(776)	155	3,347	3,502	(283)	40
Hinsdale	IL	4/1/2008	(g)(l)	538	5,074	(487)	488	4,637	5,125	(347)	40
Holiday	FL	4/1/2008	(j)(l)	2,035	632	(353)	1,761	553	2,314	(44)	40
Holly Hill	FL	4/1/2008	(k)(l)	953	118	(183)	789	99	888	(8)	40
Hollywood	FL	4/1/2008	(d)(l)	334	295	(51)	306	272	578	(21)	40
Homestead	FL	4/1/2008	(e)(l)	2,072	1,453	(1,299)	1,287	939	2,226	(96)	40
Horsham	PA	4/1/2008	(e)(l)	2,505	7,629	(3,845)	1,503	4,786	6,289	(521)	40
Horton	AL	4/1/2008	— (l)	29	89	—	29	89	118	(6)	40
Hot Springs	AR	4/1/2008	— (l)	378	3,524	15	378	3,539	3,917	(250)	40
Houma	LA	4/1/2008	— (l)	25	225	326	25	551	576	(43)	40
Houston	TX	4/1/2008	(e)(l)	316	228	(118)	245	181	426	(16)	40
Houston	TX	4/1/2008	(b)(l)	806	5,470	(1,363)	619	4,294	4,913	(396)	40
Houston	TX	4/1/2008	(f)(l)	1,088	3,267	(627)	908	2,820	3,728	(215)	40
Houston	TX	4/1/2008	(f)(l)	3,736	3,715	(896)	3,272	3,283	6,555	(236)	40
Houston	TX	4/1/2008	(f)(l)	720	1,054	(820)	373	581	954	(73)	40
Houston	TX	4/1/2008	(f)(l)	1,152	3,443	(571)	1,001	3,023	4,024	(223)	40
Houston	TX	4/1/2008	(f)(l)	1,074	3,172	—	1,074	3,172	4,246	(220)	40
Houston	TX	4/1/2008	(f)(l)	548	1,701	(402)	445	1,402	1,847	(116)	40
Houston	TX	4/1/2008	(f)(l)	589	1,738	(421)	476	1,430	1,906	(120)	40
Houston	TX	4/1/2008	(f)(l)	707	1,639	(297)	613	1,436	2,049	(106)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Houston	TX	4/1/2008	(f)(l)	243	177	—	243	177	420	(12)	40
Houston*	TX	4/1/2008	— (l)	400	1,099	(1,399)	100	—	100	—
Hudson	FL	4/1/2008	(h)(l)	954	415	(84)	894	391	1,285	(29)	40
Humble	TX	4/1/2008	(f)(l)	1,402	1,413	(500)	1,144	1,171	2,315	(96)	40
Huntersville	NC	4/1/2008	(g)(l)	1,113	1,061	(334)	936	904	1,840	(73)	40
Huntsville	AL	4/1/2008	— (l)	767	1,407	(304)	655	1,215	1,870	(93)	40
Independence	KS	4/1/2008	(b)(l)	42	491	—	42	491	533	(34)	40
Independence	MO	4/1/2008	(e)(l)	647	1,044	(978)	256	457	713	(71)	40
Independence	MO	4/1/2008	(b)(l)	112	968	(553)	44	483	527	(91)	40
Indianola	IA	4/1/2008	— (l)	89	586	—	89	586	675	(41)	40
Inglewood	CA	4/1/2008	(b)(l)	1,290	1,683	(1,054)	814	1,105	1,919	(116)	40
Inverness	FL	4/1/2008	— (l)	559	1,501	(1,716)	141	203	344	(37)	40
Irmo	SC	4/1/2008	(i)(l)	575	607	(84)	533	565	1,098	(42)	40
Irvington	NJ	4/1/2008	(g)(l)	689	764	(294)	544	615	1,159	(52)	40
Jacksonville	FL	4/1/2008	(b)(l)	2,260	33,097	(10,942)	1,506	22,909	24,415	(2,278)	40
Jacksonville	FL	4/1/2008	(b)(l)	1,195	14,942	(4,970)	803	10,364	11,167	(1,026)	40
Jacksonville	FL	4/1/2008	(b)(l)	1,132	14,074	(4,670)	757	9,779	10,536	(969)	40
Jacksonville	FL	4/1/2008	(b)(l)	1,523	21,656	(7,174)	1,007	14,998	16,005	(1,544)	40
Jacksonville	FL	4/1/2008	(b)(l)	1,093	14,509	(4,803)	734	10,065	10,799	(998)	40
Jacksonville	FL	4/1/2008	(b)(l)	2,298	36,643	(11,771)	1,555	25,615	27,170	(2,522)	40
Jacksonville	FL	4/1/2008	(b)(l)	1,069	13,368	(4,648)	700	9,089	9,789	(920)	40
Jacksonville	FL	4/1/2008	(b)(l)	473	2,431	(947)	309	1,648	1,957	(168)	40
Jacksonville	FL	4/1/2008	(b)(l)	4	681	(249)	3	433	436	(47)	40
Jacksonville	FL	4/1/2008	(b)(l)	829	2,145	(1,059)	518	1,397	1,915	(148)	40
Jacksonville	FL	4/1/2008	(b)(l)	283	656	(252)	203	484	687	(45)	40
Jacksonville	FL	4/1/2008	(g)(l)	2,562	11,801	(9,103)	841	4,419	5,260	(808)	40
Jacksonville	FL	4/1/2008	2,258 (l)	2,366	5,636	(1,403)	1,931	4,668	6,599	(376)	40
Jacksonville	FL	4/1/2008	(g)(l)	1,367	692	(686)	901	472	1,373	(47)	40
Jacksonville	FL	4/1/2008	539 (l)	585	714	(310)	440	549	989	(48)	40
Jacksonville	FL	4/1/2008	(g)(l)	1,437	2,988	(1,624)	884	1,917	2,801	(204)	40
Jacksonville	FL	4/1/2008	1,674 (l)	2,164	4,181	(996)	1,809	3,540	5,349	(277)	40
Jacksonville	FL	4/1/2008	(i)(l)	746	317	(94)	678	291	969	(22)	40
Jacksonville	FL	4/1/2008	— (l)	160	439	—	160	439	599	(30)	40
Jacksonville	FL	4/1/2008	— (l)	267	732	(601)	267	131	398	(11)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Jamaica	NY	4/1/2008	(e)(l)	4,550	3,846	(1,611)	3,651	3,134	6,785	(241)	40
Jefferson	GA	4/1/2008	— (l)	154	641	(80)	138	577	715	(43)	40
Jefferson	NC	4/1/2008	(g)(l)	215	780	(225)	164	606	770	(54)	40
Jefferson	OH	4/1/2008	(g)(l)	483	1,634	(1,085)	222	810	1,032	(113)	40
Jenkintown	PA	4/1/2008	13,869 (l)	5,075	14,209	(5,713)	3,454	10,117	13,571	(978)	40
Kalamazoo	MI	4/1/2008	(g)(l)	414	2,824	(1,064)	269	1,905	2,174	(201)	40
Kannapolis	NC	4/1/2008	(g)(l)	642	479	(410)	400	311	711	(33)	40
Kansas City	MO	4/1/2008	— (l)	3,965	29,379	(14,117)	2,165	17,062	19,227	(2,195)	40
Kansas City	MO	4/1/2008	(e)(l)	952	920	(780)	508	584	1,092	(77)	40
Kansas City	KS	4/1/2008	— (l)	40	110	(150)	—	—	—	—	40
Kenansville	NC	4/1/2008	(c)(l)	467	523	(239)	350	401	751	(35)	40
Kendall Park	NJ	4/1/2008	(g)(l)	860	378	(115)	778	345	1,123	(26)	40
Kenilworth	NJ	4/1/2008	392 (l)	1,084	686	(469)	789	512	1,301	(47)	40
Kennett Square	PA	4/1/2008	(g)(l)	875	2,064	(291)	784	1,864	2,648	(141)	40
Kennewick	WA	4/1/2008	(e)(l)	485	435	(324)	290	306	596	(33)	40
Kent	OH	4/1/2008	(g)(l)	137	100	—	137	100	237	(7)	40
Kilgore	TX	4/1/2008	— (l)	216	420	—	216	420	636	(28)	40
King	NC	4/1/2008	472 (l)	751	833	(334)	587	663	1,250	(56)	40
Kinston	NC	4/1/2008	(c)(l)	1,400	2,696	(688)	1,154	2,254	3,408	(175)	40
Knightdale	NC	4/1/2008	(g)(l)	280	156	(56)	243	137	380	(11)	40
Lake Hiawatha	NJ	4/1/2008	(g)(l)	548	366	(166)	446	302	748	(25)	40
Lake Mary	FL	4/1/2008	(g)(l)	1,023	1,334	(155)	953	1,249	2,202	(91)	40
Lakeland	FL	4/1/2008	450 (l)	648	407	(271)	477	307	784	(28)	40
Lakeland	FL	4/1/2008	(d)(l)	573	1,659	(1,701)	113	418	531	(113)	40
Lakeport	CA	4/1/2008	(i)(l)	818	3,715	(892)	648	2,993	3,641	(251)	40
Lakewood	NJ	4/1/2008	(e)(l)	1,133	943	(577)	808	691	1,499	(64)	40
Lancaster	PA	4/1/2008	(d)(l)	1,278	7,408	(1,852)	966	5,868	6,834	(516)	40
Landing	NJ	4/1/2008	(g)(l)	959	603	(302)	768	492	1,260	(41)	40
Lansing	MI	4/1/2008	(g)(l)	38	741	—	38	741	779	(50)	40
Lantana	FL	4/1/2008	910 (l)	1,600	892	(500)	1,271	721	1,992	(60)	40
LaPorte	IN	4/1/2008	— (l)	101	401	(226)	52	224	276	(32)	40
Largo	FL	4/1/2008	(g)(l)	631	243	(342)	379	153	532	(17)	40
Largo	FL	4/1/2008	(i)(l)	1,079	974	(104)	1,023	926	1,949	(67)	40
Las Cruces	NM	4/1/2008	(e)(l)	134	557	—	134	557	691	(38)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Las Vegas	NV	4/1/2008	(e)(l)	6,660	6,475	(2,351)	5,410	5,374	10,784	(463)	40
Lawrenceville	GA	4/1/2008	(g)(l)	1,109	861	—	1,109	861	1,970	(59)	40
Lawrenceville	NJ	4/1/2008	(g)(l)	1,623	743	(437)	1,317	612	1,929	(51)	40
Lebanon	PA	4/1/2008	(g)(l)	362	1,471	(162)	319	1,352	1,671	(106)	40
Lebanon	TN	4/1/2008	(e)(l)	66	180	97	66	277	343	(19)	40
Leesburg	VA	4/1/2008	(g)(l)	3,221	1,191	(884)	2,563	965	3,528	(82)	40
Lemnoir	NC	4/1/2008	— (l)	288	298	—	288	298	586	(20)	40
Lemoore	CA	4/1/2008	(e)(l)	907	1,132	(751)	550	738	1,288	(82)	40
Levittown	NY	4/1/2008	(e)(l)	321	949	(195)	264	811	1,075	(178)	40
Lexington	MO	4/1/2008	(b)(l)	5	160	15	5	175	180	(11)	40
Lexington	NC	4/1/2008	(g)(l)	477	3,800	(2,197)	216	1,864	2,080	(262)	40
Lexington	TN	4/1/2008	— (l)	155	933	(55)	145	888	1,033	(63)	40
LighthousePoint	FL	4/1/2008	(b)(l)	710	1,382	(1,529)	163	400	563	(101)	40
Lilburn	GA	4/1/2008	(k)(l)	777	418	(192)	649	354	1,003	(29)	40
Lincoln	IL	4/1/2008	— (l)	66	530	1	66	531	597	(35)	40
Lincolnton	NC	4/1/2008	(c)(l)	415	422	(250)	287	300	587	(29)	40
Lincolnton	NC	4/1/2008	(g)(l)	58	1,656	(311)	47	1,356	1,403	(112)	40
Linden	NJ	4/1/2008	(e)(l)	629	1,857	(628)	461	1,397	1,858	(129)	40
Linden	NJ	4/1/2008	(g)(l)	1,397	1,066	(258)	1,246	959	2,205	(73)	40
Linden	NJ	4/1/2008	(g)(l)	1,580	1,531	(288)	1,429	1,394	2,823	(104)	40
Linwood	PA	4/1/2008	— (l)	98	187	(41)	98	146	244	(12)	40
Live Oak	FL	4/1/2008	(e)(l)	181	620	49	181	669	850	(47)	40
Livermore	CA	4/1/2008	(e)(l)	1,194	1,579	(833)	778	1,162	1,940	(118)	40
London	KY	4/1/2008	— (l)	439	1,375	(990)	186	638	824	(95)	40
Long Beach	CA	4/1/2008	(b)(l)	957	697	(545)	624	485	1,109	(50)	40
Long Beach	CA	4/1/2008	(b)(l)	1,232	2,990	(1,675)	718	1,829	2,547	(206)	40
Long Beach	CA	4/1/2008	(b)(l)	1,983	1,631	(1,128)	1,345	1,141	2,486	(109)	40
Longview	TX	4/1/2008	— (l)	—	1,254	(538)	—	716	716	(85)	40
Los Angeles	CA	4/1/2008	(e)(l)	2,369	12,153	(2,616)	1,910	9,996	11,906	(770)	40
Los Angeles	CA	4/1/2008	(e)(l)	1,973	3,453	(1,168)	1,530	2,728	4,258	(227)	40
Los Angeles	CA	4/1/2008	(b)(l)	871	913	(866)	433	485	918	(63)	40
Los Angeles	CA	4/1/2008	(b)(l)	510	777	(435)	330	522	852	(53)	40
Lufkin	TX	4/1/2008	— (l)	241	1,158	(665)	241	493	734	(15)	40
Lutcher	LA	4/1/2008	— (l)	45	239	—	45	239	284	(16)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Lutz	FL	4/1/2008	(h)(l)	1,175	678	(79)	1,123	651	1,774	(47)	40
Lynden	WA	4/1/2008	(e)(l)	28	61	—	28	61	89	(4)	40
Lynwood	CA	4/1/2008	(b)(l)	619	924	(474)	406	663	1,069	(72)	40
Mabletown	GA	4/1/2008	(g)(l)	936	3,032	(2,880)	219	869	1,088	(208)	40
Macon	GA	4/1/2008	1,333 (l)	392	2,330	(839)	265	1,618	1,883	(160)	40
Madison Heights	VA	4/1/2008	— (l)	191	200	—	191	200	391	(14)	40
Malden	MA	4/1/2008	(e)(l)	9,165	25,032	(7,925)	6,855	19,417	26,272	(1,702)	40
Manakin-Sabot	VA	4/1/2008	(k)(l)	619	94	(60)	566	87	653	(7)	40
Manasquan	NJ	4/1/2008	— (l)	851	649	(200)	734	566	1,300	(45)	40
Maplewood	NJ	4/1/2008	(e)(l)	212	1,018	(172)	181	877	1,058	(68)	40
Marco Island	FL	4/1/2008	(h)(l)	1,222	316	(155)	1,097	286	1,383	(22)	40
Marianna	FL	4/1/2008	— (l)	104	571	(88)	89	498	587	(39)	40
Marietta	GA	4/1/2008	(g)(l)	756	451	(404)	496	307	803	(31)	40
Marietta	GA	4/1/2008	(g)(l)	1,162	722	(211)	1,031	642	1,673	(14)	40
Marietta	GA	4/1/2008	(i)(l)	688	329	(129)	599	289	888	(23)	40
Marion	NC	4/1/2008	725 (l)	944	797	(395)	723	623	1,346	(54)	40
Marion	NC	4/1/2008	(c)(l)	748	1,504	(642)	525	1,085	1,610	(102)	40
Martinez	GA	4/1/2008	(g)(l)	1,177	1,388	(1,486)	469	610	1,079	(95)	40
Mason	OH	4/1/2008	(g)(l)	338	230	(62)	300	206	506	(16)	40
Media	PA	4/1/2008	(d)(l)	309	913	(204)	233	785	1,018	(133)	40
Medina	OH	4/1/2008	(g)(l)	254	977	(238)	202	791	993	(67)	40
Melbourne	FL	4/1/2008	(g)(l)	638	432	(33)	618	419	1,037	(30)	40
Mentor	OH	4/1/2008	(g)(l)	522	643	(386)	342	437	779	(44)	40
Mentor	OH	4/1/2008	(g)(l)	1,401	441	(470)	1,038	334	1,372	(30)	40
Merced	CA	4/1/2008	(g)(l)	835	2,129	(891)	571	1,502	2,073	(147)	40
Merrick	NY	4/1/2008	(e)(l)	113	1,110	(376)	72	775	847	(93)	40
Mesa	AZ	4/1/2008	(b)(l)	1,060	1,865	(790)	712	1,423	2,135	(148)	40
Mexico	MO	4/1/2008	(b)(l)	87	238	—	87	238	325	(16)	40
Miami	FL	4/1/2008	(e)(l)	50	1,000	(741)	12	297	309	(69)	40
Miami	FL	4/1/2008	(e)(l)	1,161	975	(620)	813	703	1,516	(67)	40
Miami Lakes	FL	4/1/2008	(b)(l)	7,624	13,408	(5,362)	5,592	10,078	15,670	(913)	40
Midland	NC	4/1/2008	(g)(l)	306	348	(101)	257	296	553	(24)	40
Midlothian	VA	4/1/2008	(g)(l)	979	867	(230)	853	763	1,616	(59)	40
Midlothian	VA	4/1/2008	— (l)	160	439	—	160	439	599	(30)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Milford	OH	4/1/2008	(g)(l)	279	1,083	(164)	244	954	1,198	(73)	40
Millburn	NJ	4/1/2008	798 (l)	1,294	1,136	(496)	1,021	913	1,934	(78)	40
Mission	TX	4/1/2008	(b)(l)	419	1,395	(537)	288	989	1,277	(95)	40
Mission Hills	CA	4/1/2008	(b)(l)	1,590	1,216	(915)	1,056	835	1,891	(83)	40
Monroe	NC	4/1/2008	(c)(l)	1,076	1,047	(562)	781	780	1,561	(71)	40
Monticello	IA	4/1/2008	— (l)	64	337	1	64	338	402	(23)	40
Montrose	CA	4/1/2008	(e)(l)	1,329	1,075	(630)	970	804	1,774	(72)	40
Mooresville	NC	4/1/2008	(c)(l)	701	1,717	(455)	563	1,400	1,963	(113)	40
Moosic	PA	4/1/2008	(g)(l)	320	244	—	320	244	564	(17)	40
Morehead City	NC	4/1/2008	(g)(l)	257	458	—	257	458	715	(31)	40
Morganton	NC	4/1/2008	1,607 (l)	922	3,002	(2,004)	425	1,495	1,920	(207)	40
Morristown	NJ	4/1/2008	(d)(l)	1,401	4,139	(2,845)	636	2,059	2,695	(329)	40
Moultrie	GA	4/1/2008	(b)(l)	133	366	—	133	366	499	(25)	40
Mount Carmel	PA	4/1/2008	— (l)	40	110	(101)	40	9	49	—	40
Mount Olive	NC	4/1/2008	(c)(l)	604	546	(260)	463	427	890	(37)	40
Mount Olive	MS	4/1/2008	— (l)	56	327	(286)	12	85	97	(23)	40
Mountain Home	AR	4/1/2008	(e)(l)	220	489	(169)	165	375	540	(36)	40
Mt. Pleasant	TX	4/1/2008	(b)(l)	107	293	(140)	67	193	260	(20)	40
Munford	TN	4/1/2008	— (l)	155	596	—	155	596	751	(40)	40
Murfreesboro	TN	4/1/2008	(b)(l)	229	1,334	(990)	72	501	573	(98)	40
Muskogee	OK	4/1/2008	(b)(l)	159	1,878	(1,126)	65	846	911	(129)	40
N. Little Rock	AR	4/1/2008	(j)(l)	331	469	(65)	303	432	735	(32)	40
Nacogdoches	TX	4/1/2008	— (l)	295	900	(555)	144	496	640	(62)	40
Naples	FL	4/1/2008	— (l)	44	21	—	44	21	65	(1)	40
Nashua	NH	4/1/2008	(e)(l)	467	1,070	(813)	197	527	724	(78)	40
Nashville	TN	4/1/2008	(g)(l)	180	406	(437)	39	110	149	(28)	40
Nashville	IL	4/1/2008	— (l)	23	304	(75)	23	229	252	(10)	40
Nassau Bay	FL	4/1/2008	2,039 (l)	2,258	3,668	(4,483)	458	985	1,443	(268)	40
Nederland	TX	4/1/2008	(e)(l)	247	293	(49)	185	306	491	(29)	40
New Bern	NC	4/1/2008	(g)(l)	357	1,111	—	357	1,111	1,468	(76)	40
New Bern	NC	4/1/2008	(c)(l)	575	295	(261)	398	211	609	(20)	40
New Port Richey	FL	4/1/2008	(e)(l)	384	439	(480)	135	208	343	(60)	40
New Port Richey	FL	4/1/2008	445 (l)	714	260	(275)	509	190	699	(16)	40
New Port Richey	FL	4/1/2008	— (l)	376	224	—	376	224	600	(15)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
New Port Richey	FL	4/1/2008	— (l)	227	623	(359)	227	264	491	(20)	40
New Smyrna Bch	FL	4/1/2008	— (l)	755	665	(857)	270	293	563	(49)	40
New Smyrna Beac	FL	4/1/2008	(i)(l)	759	398	(177)	640	340	980	(27)	40
Newark	DE	4/1/2008	(e)(l)	1,355	10,502	(5,644)	668	5,545	6,213	(721)	40
Newnan	NC	4/1/2008	(g)(l)	413	5,471	(3,096)	181	2,607	2,788	(376)	40
Newport Beach	CA	4/1/2008	(b)(l)	1,398	1,646	(996)	923	1,125	2,048	(113)	40
Newport News	VA	4/1/2008	— (l)	80	220	(22)	80	198	278	(4)	40
Newton	NC	4/1/2008	(g)(l)	235	1,455	(874)	106	710	816	(100)	40
Newton	AL	4/1/2008	— (l)	27	73	—	27	73	100	(5)	40
Norcorss	GA	4/1/2008	— (l)	267	732	(311)	187	501	688	(23)	40
Norcross	GA	4/1/2008	(g)(l)	1,037	1,827	(1,459)	484	921	1,405	(126)	40
Norcross	GA	4/1/2008	(g)(l)	1,317	2,083	(1,813)	584	1,003	1,587	(143)	40
Norcross	GA	4/1/2008	(g)(l)	620	876	(588)	366	542	908	(60)	40
Norcross	GA	4/1/2008	— (l)	460	1,227	(848)	217	622	839	(82)	40
Norfolk	VA	4/1/2008	(a)(l)	3,152	15,857	1,064	3,152	16,921	20,073	(1,218)	40
Norfolk	VA	4/1/2008	(a)(l)	1,309	8,040	—	1,309	8,040	9,349	(565)	40
Norfolk*	VA	4/1/2008	(a)(l)	473	—	—	473	—	473	—	40
Norristown	PA	4/1/2008	— (l)	253	1,050	100	253	1,150	1,403	(124)	40
North Brunswick	NJ	4/1/2008	— (l)	326	1,805	(447)	205	1,479	1,684	(186)	40
North Brunswick	NJ	4/1/2008	— (l)	3,576	20,135	(3,928)	2,927	16,856	19,783	(1,377)	40
North Hollywood	CA	4/1/2008	(b)(l)	1,554	1,870	(1,135)	1,005	1,284	2,289	(131)	40
North Kansas City	MO	4/1/2008	(b)(l)	623	1,966	(1,636)	193	760	953	(160)	40
North Kingstown	RI	4/1/2008	(e)(l)	255	1,568	(1,340)	56	427	483	(106)	40
North Plainfiel	NJ	4/1/2008	(g)(l)	93	256	(315)	11	23	34	(7)	40
North Port	FL	4/1/2008	(g)(l)	2,348	1,387	(1,542)	1,353	840	2,193	(96)	40
North Wilkesboro	NC	4/1/2008	(g)(l)	1,806	5,471	(6,904)	—	373	373	(373)	40
North Wilkesboro	NC	4/1/2008	— (l)	423	326	(309)	243	197	440	(22)	40
Norton	VA	4/1/2008	— (l)	40	110	(151)	(1)	—	(1)	—	40
Ocala	FL	4/1/2008	(b)(l)	205	1,490	703	205	2,193	2,398	(105)	40
Ocala	FL	4/1/2008	(j)(l)	634	452	—	634	452	1,086	(31)	40
Ocean City	NJ	4/1/2008	— (l)	776	334	45	776	379	1,155	(30)	40
Ontario	CA	4/1/2008	(e)(l)	285	1,413	(356)	216	1,126	1,342	(99)	40
Ontario	CA	4/1/2008	(b)(l)	3,002	7,589	(2,771)	2,158	5,662	7,820	(510)	40
Orange	VA	4/1/2008	(e)(l)	216	3,210	(783)	164	2,479	2,643	(199)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Orange City	FL	4/1/2008	(h)(l)	1,102	473	(385)	827	363	1,190	(32)	40
Orangevale	CA	4/1/2008	(e)(l)	532	439	13	470	514	984	(33)	40
Orlando	FL	4/1/2008	(g)(l)	1,882	706	(492)	1,517	579	2,096	(49)	40
Orlando	FL	4/1/2008	— (l)	243	667	—	243	667	910	(46)	40
Ormond Beach	FL	4/1/2008	(g)(l)	521	835	—	521	835	1,356	(61)	40
Oroville	CA	4/1/2008	(e)(l)	293	415	(243)	188	277	465	(28)	40
Overland Park	KS	4/1/2008	(b)(l)	331	1,667	(730)	191	1,077	1,268	(124)	40
Oviedo	FL	4/1/2008	(g)(l)	764	435	(884)	310	5	315	(5)	40
Palatka	FL	4/1/2008	2,666 (l)	1,233	3,646	(4,299)	88	492	580	(249)	40
Palm Coast	FL	4/1/2008	(h)(l)	858	765	(97)	805	721	1,526	(53)	40
Palmdale	CA	4/1/2008	(b)(l)	936	732	(1,048)	317	303	620	(53)	40
Paris	TN	4/1/2008	— (l)	510	1,060	(759)	252	559	811	(71)	40
Paris	TX	4/1/2008	1,038 (l)	1,306	815	(1,015)	664	442	1,106	(56)	40
Paso Robles	CA	4/1/2008	(g)(l)	1,533	1,271	(676)	1,152	976	2,128	(87)	40
Paso Robles	CA	4/1/2008	(g)(l)	1,549	4,042	(1,196)	1,200	3,195	4,395	(276)	40
Peachtree City	GA	4/1/2008	(e)(l)	740	2,611	(1,196)	459	1,696	2,155	(180)	40
Pembroke Pines	FL	4/1/2008	1,294 (l)	1,433	1,132	(1,123)	786	656	1,442	(78)	40
Pembroke Pines	FL	4/1/2008	— (l)	3,330	1,461	(532)	2,910	1,349	4,259	(111)	40
Pennington	NJ	4/1/2008	(g)(l)	810	623	(237)	672	524	1,196	(43)	40
Pennsauken	NJ	4/1/2008	(e)(l)	4,037	6,133	(1,876)	3,222	5,072	8,294	(398)	40
Pensacola	FL	4/1/2008	(g)(l)	13	32	—	13	32	45	(2)	40
Pensacola	FL	4/1/2008	(b)(l)	159	1,394	(1,199)	28	326	354	(95)	40
Pensacola	FL	4/1/2008	(k)(l)	467	606	(185)	383	505	888	(41)	40
Pensacola	FL	4/1/2008	(d)(l)	702	2,417	(804)	500	1,815	2,315	(171)	40
Peoria	IL	4/1/2008	(g)(l)	171	4,645	(704)	135	3,977	4,112	(372)	40
Pepper Pike	OH	4/1/2008	(g)(l)	1,018	796	(514)	720	580	1,300	(55)	40
Petersburg	VA	4/1/2008	— (l)	17	114	1	17	115	132	(8)	40
Philadelphia	PA	4/1/2008	(e)(l)	373	1,101	(340)	277	857	1,134	(77)	40
Philadelphia	PA	4/1/2008	(g)(l)	792	648	(1,283)	64	93	157	(45)	40
Philadelphia	PA	4/1/2008	39,258 (l)	9,325	32,013	(4,567)	8,100	28,671	36,771	(2,267)	40
Philadelphia	PA	4/1/2008	(g)(l)	277	818	(129)	232	734	966	(67)	40
Philadelphia	PA	4/1/2008	(d)(l)	13,305	47,583	(10,812)	10,372	39,704	50,076	(3,231)	40
Phoenix	AZ	4/1/2008	(b)(l)	159	212	(340)	6	25	31	(16)	40
Phoenix	AZ	4/1/2008	(b)(l)	—	9,263	(2,504)	—	6,759	6,759	(638)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Phoenix	AZ	4/1/2008	(b)(l)	—	28,605	(7,755)	—	20,850	20,850	(1,972)	40
Phoenix	AZ	4/1/2008	(b)(l)	—	9,809	(2,959)	—	6,850	6,850	(676)	40
Phoenix	AZ	4/1/2008	(b)(l)	—	9,208	(2,510)	—	6,698	6,698	(635)	40
Phoenix	AZ	4/1/2008	(b)(l)	—	23,504	(6,667)	—	16,837	16,837	(1,623)	40
Phoenixville	PA	4/1/2008	(g)(l)	200	549	(67)	200	482	682	(33)	40
Pine Bluff	AR	4/1/2008	(g)(l)	22	90	—	22	90	112	(6)	40
Pinehurst	NC	4/1/2008	(c)(l)	638	797	(344)	479	612	1,091	(54)	40
Pinellas Park	FL	4/1/2008	(g)(l)	1,060	325	—	1,060	325	1,385	(22)	40
Placerville	CA	4/1/2008	(h)(l)	246	1,096	(240)	199	903	1,102	(75)	40
Plantation	FL	4/1/2008	(e)(l)	4,397	4,994	(1,779)	3,527	4,085	7,612	(319)	40
Plantation	FL	4/1/2008	(e)(l)	319	410	(307)	179	243	422	(28)	40
Plantation	FL	4/1/2008	(g)(l)	1,964	880	(923)	1,313	608	1,921	(60)	40
Plantation	FL	4/1/2008	(k)(l)	884	653	(135)	804	598	1,402	(46)	40
Pleasant Garden	NC	4/1/2008	(c)(l)	733	568	(255)	585	461	1,046	(37)	40
Pleasanton	CA	4/1/2008	(e)(l)	1,905	1,202	(1,720)	797	590	1,387	(83)	40
Plymouth	NC	4/1/2008	(g)(l)	104	963	—	104	963	1,067	(66)	40
Point Pleasant	NJ	4/1/2008	(g)(l)	938	581	(155)	839	525	1,364	(40)	40
Pomona	CA	4/1/2008	(b)(l)	1,893	2,317	(1,538)	1,174	1,498	2,672	(159)	40
Port Charlotte	FL	4/1/2008	(e)(l)	109	224	(206)	38	89	127	(15)	40
Port Charlotte	FL	4/1/2008	(b)(l)	511	701	(402)	331	479	810	(51)	40
Port Charlotte	FL	4/1/2008	(h)(l)	703	155	(224)	517	117	634	(11)	40
Port St. Lucie	FL	4/1/2008	(g)(l)	877	4,583	(2,997)	361	2,102	2,463	(313)	40
Port Townsend	WA	4/1/2008	(e)(l)	49	258	—	49	258	307	(18)	40
Porterville	CA	4/1/2008	(e)(l)	419	810	(316)	306	607	913	(55)	40
Portland	OR	4/1/2008	(e)(l)	25	35	(5)	14	41	55	(3)	40
Portsmouth	NH	4/1/2008	(e)(l)	3,921	4,062	(1,450)	3,185	3,348	6,533	(259)	40
Pottstown	PA	4/1/2008	(g)(l)	466	1,241	(413)	347	947	1,294	(82)	40
Providence	RI	4/1/2008	(e)(l)	2,655	12,527	(3,386)	2,019	9,777	11,796	(878)	40
Providence	RI	4/1/2008	43,500 (l)	—	41,413	(5,780)	—	35,633	35,633	(2,868)	40
Quincy	WA	4/1/2008	(e)(l)	192	444	(198)	129	309	438	(32)	40
Raleigh	NC	4/1/2008	(c)(l)	1,052	674	(496)	742	488	1,230	(46)	40
Raleigh	NC	4/1/2008	(c)(l)	686	518	(392)	456	356	812	(35)	40
Raleigh	NC	4/1/2008	(c)(l)	681	473	(315)	490	349	839	(32)	40
Raleigh	NC	4/1/2008	(c)(l)	1,066	1,520	(627)	797	1,162	1,959	(102)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Raleigh	NC	4/1/2008	1,199 (l)	1,161	986	(151)	1,077	919	1,996	(68)	40
Raleigh	NC	4/1/2008	(k)(l)	598	536	(72)	559	503	1,062	(37)	40
Raleigh	NC	4/1/2008	(d)(l)	9,431	49,130	(9,153)	7,869	41,539	49,408	(3,317)	40
Red Bank	NJ	4/1/2008	(d)(l)	679	2,005	(1,206)	344	1,134	1,478	(189)	40
Red Bluff	CA	4/1/2008	(b)(l)	509	980	(80)	475	934	1,409	(71)	40
Redding	CA	4/1/2008	(e)(l)	480	652	(278)	321	533	854	(53)	40
Redding	CA	4/1/2008	(b)(l)	800	1,748	(1,947)	148	453	601	(122)	40
Redmond	OR	4/1/2008	(e)(l)	121	244	(46)	105	214	319	(18)	40
Reedley	CA	4/1/2008	(e)(l)	1,945	3,552	(1,480)	1,377	2,640	4,017	(267)	40
Reidsville	NC	4/1/2008	(c)(l)	1,020	751	(341)	818	612	1,430	(49)	40
Reno	NV	4/1/2008	1,372 (l)	848	1,235	(1,781)	93	209	302	(83)	40
Reseda	CA	4/1/2008	(e)(l)	1,545	2,461	(1,272)	1,034	1,700	2,734	(164)	40
Richland	MO	4/1/2008	(b)(l)	282	709	(228)	214	549	763	(51)	40
Richland	WA	4/1/2008	(b)(l)	944	1,939	(449)	779	1,655	2,434	(136)	40
Richland	PA	4/1/2008	— (l)	30	170	—	30	170	200	(12)	40
Richlands	NC	4/1/2008	— (l)	317	334	(108)	262	281	543	(23)	40
Richmond	VA	4/1/2008	(e)(l)	3,395	9,560	(2,844)	2,614	7,497	10,111	(587)	40
Richmond	VA	4/1/2008	(a)(l)	2,877	15,085	2,454	2,877	17,539	20,416	(1,319)	40
Richmond	VA	4/1/2008	(a)(l)	3,035	26,011	—	3,035	26,011	29,046	(1,786)	40
Richmond	VA	4/1/2008	(g)(l)	533	594	(161)	454	512	966	(41)	40
Richmond	VA	4/1/2008	(g)(l)	886	311	(691)	365	141	506	(21)	40
Richmond	VA	4/1/2008	(j)(l)	784	263	(148)	671	228	899	(18)	40
Richmond*	VA	4/1/2008	(a)(l)	430	—	—	430	—	430	—	40
Ridgecrest	CA	4/1/2008	(e)(l)	2,356	5,003	(1,394)	1,879	4,086	5,965	(324)	40
Ridgewood	NJ	4/1/2008	— (l)	347	952	(623)	347	329	676	(23)	40
Riverdale	GA	4/1/2008	— (l)	176	293	—	176	293	469	(20)	40
Riverside	CA	4/1/2008	(b)(l)	2,758	6,449	(2,015)	2,115	5,077	7,192	(439)	40
Roanoke	VA	4/1/2008	(d)(l)	4,554	64,916	(9,313)	3,873	56,284	60,157	(4,407)	40
Robinson	IL	4/1/2008	— (l)	204	626	—	204	626	830	(41)	40
Rochester	NY	4/1/2008	— (l)	41	853	112	41	965	1,006	(67)	40
Rock Creek	OH	4/1/2008	(g)(l)	24	174	—	24	174	198	(12)	40
Rock Hill	SC	4/1/2008	(e)(l)	3,400	8,136	(2,037)	2,763	6,736	9,499	(505)	40
Rock Hill	SC	4/1/2008	(g)(l)	854	828	(524)	579	579	1,158	(57)	40
Rockingham	NC	4/1/2008	(g)(l)	66	935	(91)	60	850	910	(64)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Rockledge	FL	4/1/2008	539 (l)	894	501	(347)	666	382	1,048	(34)	40
Rocky Mount	NC	4/1/2008	(g)(l)	449	2,646	(1,107)	279	1,709	1,988	(181)	40
Rolla	MO	4/1/2008	(b)(l)	25	124	26	25	150	175	(11)	40
Rome	GA	4/1/2008	(g)(l)	264	4,109	(113)	256	4,004	4,260	(281)	40
Roseville	CA	4/1/2008	(i)(l)	988	1,497	(432)	809	1,244	2,053	(102)	40
Roswell	GA	4/1/2008	(g)(l)	629	800	(33)	614	782	1,396	(55)	40
Roxboro	NC	4/1/2008	1,107 (l)	751	1,369	(376)	612	1,132	1,744	(93)	40
Runnemede	NJ	4/1/2008	(g)(l)	99	41	(137)	—	3	3	(3)	40
Russellville	AR	4/1/2008	— (l)	316	3,161	(1,105)	209	2,163	2,372	(205)	40
Sacramento	CA	4/1/2008	(b)(l)	803	1,202	(642)	535	828	1,363	(83)	40
Sacramento	CA	4/1/2008	(b)(l)	444	878	(438)	290	594	884	(61)	40
Salinas	CA	4/1/2008	(b)(l)	592	2,275	(808)	398	1,661	2,059	(170)	40
Salisbury	NC	4/1/2008	(c)(l)	603	1,395	(486)	449	1,063	1,512	(94)	40
Salisbury	NC	4/1/2008	(c)(l)	369	259	(195)	251	182	433	(18)	40
San Antonio	TX	4/1/2008	(e)(l)	228	378	126	228	504	732	(42)	40
San Antonio	TX	4/1/2008	(e)(l)	255	253	(239)	125	144	269	(22)	40
San Antonio	TX	4/1/2008	(b)(l)	323	2,430	(827)	209	1,717	1,926	(186)	40
San Antonio	TX	4/1/2008	(f)(l)	898	306	(244)	713	247	960	(21)	40
San Bernadino	CA	4/1/2008	(b)(l)	255	5,374	(1,749)	169	3,711	3,880	(369)	40
San Francisco	CA	4/1/2008	(e)(l)	1,317	2,503	(854)	998	1,968	2,966	(167)	40
San Jose	CA	4/1/2008	(e)(l)	157	1,871	(899)	83	1,046	1,129	(126)	40
San Leandro	CA	4/1/2008	(e)(l)	1,571	1,219	(1,261)	823	706	1,529	(141)	40
San Rafael	CA	4/1/2008	(g)(l)	1,124	563	137	1,124	700	1,824	(49)	40
Santa Barbara	CA	4/1/2008	(b)(l)	682	2,541	(966)	466	1,791	2,257	(175)	40
Santa Fe	NM	4/1/2008	(e)(l)	240	362	115	240	477	717	(31)	40
Santa Maria	CA	4/1/2008	(b)(l)	1,290	1,574	(944)	837	1,083	1,920	(111)	40
Santa Maria	CA	4/1/2008	(g)(l)	1,087	883	(474)	817	679	1,496	(61)	40
Sarasota	FL	4/1/2008	— (l)	735	1,004	(708)	424	607	1,031	(67)	40
Sarasota	FL	4/1/2008	(h)(l)	1,166	557	(431)	868	424	1,292	(39)	40
Savannah	GA	4/1/2008	(b)(l)	120	2,853	(560)	95	2,318	2,413	(208)	40
Savannah	GA	4/1/2008	610 (l)	949	528	(371)	705	401	1,106	(36)	40
Savannah	GA	4/1/2008	(g)(l)	529	432	(404)	299	258	557	(30)	40
Scotch Plains	NJ	4/1/2008	551 (l)	1,174	653	(354)	941	532	1,473	(44)	40
Sea Bright	NJ	4/1/2008	(g)(l)	1,506	1,078	(531)	1,188	865	2,053	(72)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Seattle	WA	4/1/2008	(e)(l)	112	274	—	112	274	386	(19)	40
Seattle	WA	4/1/2008	(e)(l)	431	119	—	431	119	550	(8)	40
Seattle	WA	4/1/2008	(b)(l)	123	2,896	(686)	90	2,243	2,333	(205)	40
Selma	AL	4/1/2008	— (l)	245	2,463	(813)	166	1,729	1,895	(164)	40
Sequim	WA	4/1/2008	(e)(l)	235	241	(4)	233	239	472	(17)	40
Sesser	IL	4/1/2008	— (l)	56	214	—	56	214	270	(14)	40
Seymour	IN	4/1/2008	(g)(l)	418	507	(144)	350	431	781	(35)	40
Seymour	IN	4/1/2008	(g)(l)	333	932	(182)	282	801	1,083	(64)	40
Shaker Heights	OH	4/1/2008	(g)(l)	1,492	1,538	(1,509)	722	799	1,521	(106)	40
Shelbyville	TN	4/1/2008	— (l)	59	686	65	59	751	810	(55)	40
Sherman Oaks	CA	4/1/2008	(e)(l)	1,256	822	(576)	898	604	1,502	(56)	40
Silver Springs	MD	4/1/2008	(a)(l)	293	930	—	293	930	1,223	(64)	40
Simpsonville	SC	4/1/2008	(k)(l)	2,686	1,076	(872)	2,051	839	2,890	(70)	40
Smithfield	NC	4/1/2008	(d)(l)	130	881	(366)	77	568	645	(60)	40
Smyra	GA	4/1/2008	— (l)	882	602	(177)	750	557	1,307	(41)	40
Sneads	FL	4/1/2008	— (l)	47	128	—	47	128	175	(9)	40
Snellville	GA	4/1/2008	— (l)	871	994	(382)	686	797	1,483	(68)	40
Snellville	GA	4/1/2008	— (l)	120	330	(13)	120	317	437	(10)	40
Somerdale	NJ	4/1/2008	(g)(l)	655	438	(383)	419	291	710	(30)	40
Sonora	CA	4/1/2008	(j)(l)	477	1,410	(392)	373	1,122	1,495	(98)	40
South Orange	NJ	4/1/2008	(e)(l)	560	1,678	(997)	327	914	1,241	—	40
South Plainfiel	NJ	4/1/2008	491 (l)	1,214	451	(371)	938	356	1,294	(31)	40
South Portland	ME	4/1/2008	(e)(l)	3,283	6,732	(1,962)	2,610	5,443	8,053	(445)	40
Southampton	PA	4/1/2008	(g)(l)	910	949	—	910	949	1,859	(65)	40
Southern Piens	NC	4/1/2008	(c)(l)	691	501	(355)	479	358	837	(34)	40
Sparta	IL	4/1/2008	— (l)	107	1,035	(805)	107	230	337	(18)	40
Spokane	WA	4/1/2008	(b)(l)	1,900	9,799	(3,647)	1,272	6,780	8,052	(672)	40
Spring Lake	NC	4/1/2008	(c)(l)	644	866	(484)	429	597	1,026	(59)	40
Spring Lake	NJ	4/1/2008	(g)(l)	864	191	(189)	707	159	866	(13)	40
Springfield	MO	4/1/2008	(b)(l)	918	1,386	(637)	653	1,014	1,667	(97)	40
Springfield	MO	4/1/2008	(b)(l)	600	1,110	(556)	372	782	1,154	(80)	40
Springfield Twp	OH	4/1/2008	(g)(l)	328	247	(83)	271	221	492	(17)	40
Spruce Pine	NC	4/1/2008	(c)(l)	112	330	(192)	59	191	250	(33)	40
St. Augustine	FL	4/1/2008	(g)(l)	601	560	(165)	513	483	996	(38)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
St. Helena	CA	4/1/2008	(e)(l)	1,317	956	(752)	832	689	1,521	(76)	40
St. Louis	MO	4/1/2008	(b)(l)	612	4,503	(1,581)	408	3,126	3,534	(324)	40
St. Louis	MO	4/1/2008	(b)(l)	1,147	2,137	(1,251)	690	1,343	2,033	(146)	40
St. Petersburg	FL	4/1/2008	(g)(l)	925	286	(418)	600	193	793	(20)	40
St. Petersburg	FL	4/1/2008	— (l)	—	—	—	—	—	—	—	40
Statesville	NC	4/1/2008	(c)(l)	627	452	(318)	437	324	761	(31)	40
Statesville	NC	4/1/2008	(c)(l)	353	1,042	(363)	256	776	1,032	(72)	40
Stephenville	TX	4/1/2008	1,343 (l)	1,199	1,638	(1,741)	433	663	1,096	(112)	40
Stockbridge	GA	4/1/2008	(g)(l)	509	370	(121)	437	321	758	(25)	40
Stockton	CA	4/1/2008	(e)(l)	169	285	47	169	332	501	(27)	40
Stockton	CA	4/1/2008	(e)(l)	315	600	(523)	122	270	392	(44)	40
Stockton	CA	4/1/2008	(b)(l)	198	1,698	(252)	170	1,474	1,644	(117)	40
Strongville	OH	4/1/2008	(g)(l)	563	1,261	(545)	386	893	1,279	(87)	40
Stuart	FL	4/1/2008	(b)(l)	539	3,071	(617)	439	2,554	2,993	(215)	40
Succasunna	NJ	4/1/2008	— (l)	147	123	41	147	164	311	(24)	40
Summit	NJ	4/1/2008	(e)(l)	445	1,314	(467)	320	972	1,292	(91)	40
Summit	NJ	4/1/2008	(e)(l)	515	1,520	(506)	364	1,165	1,529	(111)	40
Sumter	SC	4/1/2008	— (l)	33	191	26	33	217	250	(32)	40
Sun City	AZ	4/1/2008	(e)(l)	903	1,393	(580)	665	1,051	1,716	(95)	40
Sunnyvale	CA	4/1/2008	(b)(l)	3,459	1,295	(1,311)	2,439	1,004	3,443	(107)	40
Susanville	CA	4/1/2008	(e)(l)	856	2,312	(667)	667	1,834	2,501	(152)	40
Sutter Creek	CA	4/1/2008	(k)(l)	252	640	(169)	202	521	723	(44)	40
Swansboro	NC	4/1/2008	(c)(l)	356	335	(166)	268	257	525	(22)	40
Sylvania	GA	4/1/2008	(g)(l)	8	613	—	8	613	621	(42)	40
Tamaqua	PA	4/1/2008	(g)(l)	52	303	—	52	303	355	(21)	40
Tampa	FL	4/1/2008	(b)(l)	4,008	10,469	(2,196)	3,366	8,915	12,281	(771)	40
Tampa	FL	4/1/2008	(b)(l)	1,134	2,211	(558)	936	1,851	2,787	(150)	40
Tampa	FL	4/1/2008	(g)(l)	2,851	5,076	(1,767)	2,186	3,974	6,160	(346)	40
Tampa	FL	4/1/2008	(i)(l)	595	823	(59)	569	790	1,359	(57)	40
Tarboro	NC	4/1/2008	— (l)	185	115	(20)	172	108	280	(8)	40
Tarboro	NC	4/1/2008	— (l)	259	913	(741)	86	345	431	(63)	40
Thomasville	NC	4/1/2008	— (l)	83	392	(173)	51	251	302	(27)	40
Toccoa	GA	4/1/2008	— (l)	70	686	(434)	70	252	322	(15)	40
Toms River	NJ	4/1/2008	(d)(l)	1,572	2,956	(1,093)	1,166	2,269	3,435	(208)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Torrance	CA	4/1/2008	(b)(l)	896	1,131	(892)	486	649	1,135	(78)	40
Trenton	NJ	4/1/2008	(d)(l)	234	1,663	(322)	185	1,390	1,575	(119)	40
Troutman	NC	4/1/2008	(c)(l)	602	207	(262)	403	144	547	(14)	40
Tryon	NC	4/1/2008	(c)(l)	1,017	4,763	(748)	878	4,154	5,032	(302)	40
Tucker	GA	4/1/2008	(a)(l)	503	6,472	—	503	6,472	6,975	(445)	40
Tucker	GA	4/1/2008	(j)(l)	834	682	(200)	721	595	1,316	(47)	40
Tulsa	OK	4/1/2008	(e)(l)	166	228	(95)	123	176	299	(18)	40
Tulsa	OK	4/1/2008	(b)(l)	531	1,237	(1,475)	66	227	293	(85)	40
Turlock	CA	4/1/2008	(e)(l)	677	1,087	(363)	532	869	1,401	(74)	40
Union City	NJ	4/1/2008	(e)(l)	397	1,834	(1,649)	87	495	582	(122)	40
Vacaville	CA	4/1/2008	(e)(l)	239	538	(225)	166	386	552	(37)	40
Valdese	NC	4/1/2008	931 (l)	542	1,870	(381)	452	1,579	2,031	(125)	40
Valdosta	GA	4/1/2008	(b)(l)	415	1,287	(244)	352	1,106	1,458	(85)	40
Valley Springs	CA	4/1/2008	(i)(l)	159	1,191	(253)	127	970	1,097	(81)	40
Ventura	CA	4/1/2008	(b)(l)	1,308	917	(779)	837	609	1,446	(63)	40
Vernon	CA	4/1/2008	(e)(l)	1,457	1,307	(762)	1,042	960	2,002	(88)	40
Vero Beach	FL	4/1/2008	(k)(l)	799	476	(218)	659	398	1,057	(33)	40
Vidalia	GA	4/1/2008	(g)(l)	317	2,275	(503)	252	1,837	2,089	(156)	40
Vincennes	IN	4/1/2008	— (l)	133	366	(14)	133	352	485	(11)	40
Virginia Beach	VA	4/1/2008	(i)(l)	554	357	(75)	507	329	836	(25)	40
Virginia Beach	VA	4/1/2008	(d)(l)	554	1,610	(590)	395	1,179	1,574	(111)	40
Virginia Beach	VA	4/1/2008	— (l)	299	200	(14)	299	186	485	(13)	40
Mobile	AL	4/1/2008	— (l)	—	—	—	—	—	—	—	40
Voorhees	NJ	4/1/2008	— (l)	107	293	—	107	293	400	(20)	40
W. Los Angeles	CA	4/1/2008	(e)(l)	2,061	2,614	(1,073)	1,570	2,032	3,602	(173)	40
Walla Walla	WA	4/1/2008	(b)(l)	280	1,294	(939)	95	540	635	(101)	40
Waltham	MA	4/1/2008	(e)(l)	11,470	30,943	(11,762)	8,000	22,651	30,651	(2,269)	40
Wantagh	NY	4/1/2008	(e)(l)	842	1,010	(502)	605	745	1,350	(67)	40
Warminster	PA	4/1/2008	651 (l)	867	1,065	(938)	430	564	994	(73)	40
Warrenton	VA	4/1/2008	— (l)	271	1,423	(215)	234	1,245	1,479	(97)	40
Washington	DC	4/1/2008	(a)(l)	5,884	3,793	—	5,884	3,793	9,677	(260)	40
Washington	NC	4/1/2008	— (l)	139	134	—	139	134	273	(9)	40
Waynesboro	GA	4/1/2008	(g)(l)	33	963	—	33	963	996	(66)	40
Waynesville	NC	4/1/2008	766 (l)	1,926	445	(502)	1,513	356	1,869	(27)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Wenatchee	WA	4/1/2008	(e)(l)	201	600	(119)	166	516	682	(52)	40
West Chester	PA	4/1/2008	— (l)	525	4,223	(414)	474	3,860	4,334	(291)	40
West Chester	PA	4/1/2008	(d)(l)	2,592	4,062	(991)	2,190	3,473	5,663	(262)	40
West Hempstead	NY	4/1/2008	(e)(l)	2,031	3,439	(1,377)	1,491	2,602	4,093	(237)	40
West Jefferson	NC	4/1/2008	(g)(l)	478	758	(441)	300	495	795	(52)	40
West Palm Beach	FL	4/1/2008	(e)(l)	2,453	3,335	(1,141)	1,940	2,707	4,647	(219)	40
West Palm Beach	FL	4/1/2008	(d)(l)	3,390	2,209	(3,724)	1,075	800	1,875	(145)	40
West Palm Beach	FL	4/1/2008	(d)(l)	97	72	(105)	29	35	64	(11)	40
West Seneca	NY	4/1/2008	(e)(l)	2,142	9,447	(3,600)	1,428	6,561	7,989	(656)	40
Wheaton	MD	4/1/2008	(e)(l)	1,971	2,062	(2,206)	855	972	1,827	(138)	40
Whittier	CA	4/1/2008	(b)(l)	1,787	4,624	(2,658)	999	2,754	3,753	(312)	40
Wichita Falls	TX	4/1/2008	(e)(l)	186	272	(37)	156	265	421	(32)	40
Wilkesboro	NC	4/1/2008	489 (l)	566	608	(263)	434	477	911	(41)	40
Williamsburg	VA	4/1/2008	— (l)	706	1,252	(690)	446	822	1,268	(81)	40
Williamston	NC	4/1/2008	— (l)	53	146	40	53	186	239	(13)	40
Wilmington	DE	4/1/2008	38,591 (l)	10,664	60,082	(13,995)	8,424	48,327	56,751	(4,123)	40
Wilmington	NC	4/1/2008	(c)(l)	976	739	(558)	649	508	1,157	(50)	40
Wilmington	NC	4/1/2008	(g)(l)	262	199	(83)	214	164	378	(14)	40
Wilmington	NC	4/1/2008	(c)(l)	1,109	499	(528)	737	343	1,080	(34)	40
Wilmington	NC	4/1/2008	(g)(l)	939	887	(314)	772	740	1,512	(61)	40
Wilson	NC	4/1/2008	(g)(l)	741	11,112	—	741	11,112	11,853	(749)	40
Wilson	NC	4/1/2008	(g)(l)	1,697	8,854	(307)	1,645	8,599	10,244	(600)	40
Wilson	NC	4/1/2008	(g)(l)	700	2,974	—	700	2,974	3,674	(204)	40
Winder	GA	4/1/2008	(b)(l)	321	453	(310)	187	277	464	(32)	40
Winstom Salem	NC	4/1/2008	(d)(l)	548	35,554	(3,903)	482	31,717	32,199	(2,411)	40
Winstom Salem	NC	4/1/2008	(d)(l)	1,733	22,658	(4,795)	1,370	18,226	19,596	(1,531)	40
Winston-Salem	NC	4/1/2008	(c)(l)	1,250	984	(713)	839	682	1,521	(67)	40
Winston-Salem	NC	4/1/2008	(c)(l)	843	264	(354)	569	184	753	(18)	40
Winston-Salem	NC	4/1/2008	(d)(l)	1,762	12,567	(2,560)	1,428	10,341	11,769	(839)	40
Winter Garden	FL	4/1/2008	— (l)	858	1,135	43	858	1,178	2,036	(78)	40
Winter Park	FL	4/1/2008	(b)(l)	1,099	1,880	(1,824)	370	785	1,155	(169)	40
Winter Park	FL	4/1/2008	941 (l)	834	573	(154)	740	513	1,253	(39)	40
Winter Park	FL	4/1/2008	625 (l)	694	727	(307)	538	576	1,114	(50)	40
Winterville	NC	4/1/2008	(d)(l)	3,215	10,698	(2,570)	2,581	8,762	11,343	(727)	40

	State	Acquisition Date	Encumbrances at December 31, 2010	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2010(1)			Accumulated Depreciation 12/31/10(2)	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Wood River	IL	4/1/2008	— (l)	67	299	—	67	299	366	(21)	40
Woodbury	NJ	4/1/2008	(g)(l)	877	2,157	(544)	712	1,778	2,490	(147)	40
Woodbury	NJ	4/1/2008	— (l)	418	1,081	—	418	1,081	1,499	(74)	40
Woodstock	GA	4/1/2008	(i)(l)	569	659	(104)	519	605	1,124	(45)	40
York	PA	4/1/2008	(g)(l)	461	247	(56)	424	228	652	(17)	40
York	PA	4/1/2008	(d)(l)	145	2,642	(1,723)	45	1,019	1,064	(206)	40
Yuba City	CA	4/1/2008	(b)(l)	609	1,562	(1,224)	248	699	947	(107)	40
Antioch	CA	1/21/2010	—	1,874	—	20	1,874	20	1,894	(2)	40
Cape Coral	FL	7/1/2009	—	1,012	4,049	—	1,012	4,049	5,061	(152)	40
Inido*	CA	11/12/2009	—	8,722	—	3	8,725	—	8,725	—
Lake Placid	NY	7/20/2010	—	628	4,131	23	628	4,154	4,782	(43)	40
Mesa*	AZ	2/19/2010	—	21,677	—	(11,322)	10,355	—	10,355	—
Ontario	CA	10/20/2010	—	636	4,205	—	636	4,205	4,841	(16)	40
Ontario	CA	10/20/2010	—	2,166	4,928	—	2,166	4,928	7,094	(18)	40
Ontario	CA	10/20/2010	—	1,718	5,491	277	1,718	5,768	7,486	(20)	40
			$261,875	$865,627	$2,426,427	$(820,131)	$634,941	$1,836,982	$2,471,923	$(168,541)
Assets held for sale:
Niagara Falls	NY	3/29/2010	—	5,450	11,933	(541)	5,230	11,612	16,842	(202)	40
Kailua-Kona*	HI	7/20/2010	—	19,911	—	(9,999)	9,912	—	9,912	—
			$—	$25,361	$11,933	$(10,540)	$15,142	$11,612	$26,754	$(202)
			$261,875	$890,988	$2,438,360	$(830,671)	$650,083	$1,848,594	$2,498,677	$(168,743)

NOTES:

(a)	These properties collateralize a $180.0 million mortgage note payable of which $180.0 million was outstanding at December 31, 2010.
(b)	These properties collateralize a $381.7 million mortgage note payable of which $337.9 million was outstanding at December 31, 2010.
(c)	These properties collateralize a $65.0 million mortgage note payable of which $45.6 million was outstanding at December 31, 2010.
(d)	These properties collateralize a $240.0 million mortgage note payable of which $219.5 million was outstanding at December 31, 2010.
(e)	These properties collateralize a $304.0 million mortgage note payable of which $210.4 million was outstanding at December 31, 2010.
(f)	These properties collateralize a $19.9 million mortgage note payable of which $19.9 million was outstanding at December 31, 2010.
(g)	These properties collateralize a $250.0 million mortgage note payable of which $240.5 million was outstanding at December 31, 2010.
(h)	These properties collateralize a $26.4 million mortgage note payable of which $26.4 million was outstanding at December 31, 2010.
(i)	These properties collateralize a $30.0 million mortgage note payable of which $29.8 million was outstanding at December 31, 2010.

(j)	These properties collateralize a $22.7 million mortgage note payable of which $22.7 million was outstanding at December 31, 2010.
(k)	These properties collateralize a $31.3 million mortgage note payable of which $31.1 million was outstanding at December 31, 2010.
(l)	These properties collateralize a $650.0 million mezzanine note payable of which $549.7 million was outstanding at December 31, 2010.
*	Denotes land parcel

Gramercy Capital Corp.
Schedule IV
Mortgage Loans on Real Estate
(Amounts in thousands)

Type of Loan	Location	Interest Rate(1)	Final Maturity Date(2)		Periodic Payment Terms	Prior Liens	Face Amount of Loans	Carrying Amount of Loans
Office – CBD	New York, NY	LIBOR + 2.50%	3/9/2016		Interest Only	$95,000	$88,500	$83,673
Hotel	Las Vegas, NV	LIBOR + 3.85%	12/31/2012		Interest Only	187,317	69,000	59,180
Land – Commercial	New York, NY	LIBOR + 4.16%	2/11/2011		Interest Only	43,602	67,458	67,704
Office – CBD	California	LIBOR + 3.50%	8/9/2011		Interest Only	1,030,427	48,502	5,224
Land – Residential	Various, California	LIBOR + 7.25%	1/1/2011	(3)	Interest Only	275,000	45,000	—
Retail	Mount Holyoke, MA	LIBOR + 1.06%	2/9/2011		Interest Only	195,685	44,318	44,318
Whole Loans < 3%		5.28% – 7.83% LIBOR + 0.50% – 4.50%	January 2011 – April 2017			25,160	692,108	580,806
Subordinate Loans < 3%		4.00% – 15.40% LIBOR + 5.25% – 9.00%	January 2011 – March 2017			879,341	92,322	77,216
Mezzanine Loans < 3%		10.25% – 15.00% LIBOR + 0.96% – 10.00%	February 2011 – July 2016			2,928,098	254,128	201,177
Preferred Equity < 3%		10.00%	August 1, 2011			29,380	12,166	4,230
Total Portfolio						$5,689,009	$1,413,501	$1,123,528

(1)	All variable rate loans are based upon one month LIBOR or three month LIBOR and reprice every one or three months respectively.
(2)	Reflects the current maturity of the investment and does not consider any options to extend beyond the current maturity.
(3)	Loan is in Default.

1. Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Balance at January 1(1)	1,383,832	2,213,473	2,636,746
Additions during period:
New mortgage loans	114,456	21,990	96,281
Additional funding(2)	13,653	35,536	81,975
Amortization of discount, net(3)	1,033	8,691	20,745
Deductions during period:
Collections of principal	(183,439)	(68,345)	(393,143)
Transfers to real estate held-for-sale	(80,581)	(89,626)	(35,836)
Provision for loan losses	(84,390)	(517,784)	(80,334)
Valuation allowance on loans held-for-sale	(2,000)	(138,570)	—
Mortgage loan sold	(39,036)	(81,533)	(112,961)
Loss on sale of mortgage loans	—	—	—
Balance at December 31	1,123,528	1,383,832	2,213,473

(1)	All amounts include both loans receivable and loans held-for-sale.
(2)	Includes capitalized interest, which is non-cash addition to the balance of mortgage loans, of $6,519, $2,100 and $10,300 for the years ended December 31, 2010, 2009 and 2008, respectively.
(3)	Net discount amortization represents an entirely non-cash addition to the balance of mortgage loans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time frame specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we may have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting during the year ended December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, appearing on page 111, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

EITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The following table sets forth the respective names, ages and positions of our directors and executive officers:

Name	Age	Position
Class I Directors (terms will expire in 2014)
Jeffrey E. Kelter	57	Director
Charles S. Laven	60	Director
Class II Directors (terms will expire in 2012)
Allan J. Baum	55	Director
Roger M. Cozzi	41	Director; Chief Executive Officer
Class III Director (term will expire in 2013)
Paul J. Konigsberg	75	Director
Marc Holliday(1)	45	Director
Executive Officers
Timothy J. O’Connor	56	President
Robert R. Foley	51	Chief Operating Officer
Jon W. Clark	42	Chief Financial Officer and Treasurer
Michael G. Kavourias	48	Executive Vice President and Chief Legal Officer

(1)	On April 22, 2010, Marc Holliday notified our board of directors that he would not stand for election as a Class III director for a new term at our 2010 annual meeting of stockholders. However, Mr. Holliday agreed with our board of directors that he would remain as a director on an interim basis for an unspecified period of time following our 2010 annual meeting. Due to the time necessary to complete the resolution of the Goldman Mortgage Loan and Goldman Mezzanine Loans, which has been subject to many delays, Mr. Holliday has remained as a director in an interim role for much longer than we intended. Under Maryland law, a director continues as a director until he resigns or his successor is duly elected and appointed.

Jeffrey E. Kelter.  Mr. Kelter has served as one of our directors since August 2004. Mr. Kelter also serves as the Chairman for our Compensation Committee, as well as a member of the Nominating and Corporate Governance and Investment Committees. Mr. Kelter has been a senior partner of KTR Capital Partners since 2004. From 1997 to 2004, Mr. Kelter was President and Chief Executive Officer and a trustee of Keystone Property Trust, an industrial real estate investment trust (“REIT”). Keystone merged during the third quarter of 2004 with and into a joint venture between ProLogis and affiliates of investment companies managed by Eaton Vance Management. Mr. Kelter had been President and a trustee of Keystone from its formation in December 1997 and was appointed Chief Executive Officer in December 1998. He has over 20 years of experience in all phases of commercial real estate including development and third-party management. Prior to forming Keystone, he served as President and Chief Executive Officer of Penn Square Properties, Inc. in Philadelphia, Pennsylvania, a real estate company which he founded in 1982. At Penn Square, he developed, owned, managed and leased more than 4.5 million square feet of office and warehouse projects throughout the Pennsylvania and New Jersey markets. Mr. Kelter received a B.A. from Trinity College. Mr. Kelter’s qualifications to serve on our board of directors include his executive experience as President and Chief Executive Officer of Keystone and Penn Square, and his vast experience of over 20 years in commercial real estate.

Charles S. Laven.  Mr. Laven has been one of our directors since August 2004. In addition, Mr. Laven is the Chairman of our Nominating and Corporate Governance Committee, as well as a member of our Audit and Compensation Committees. Mr. Laven has been the President of Forsyth Street Advisors LLC, a New York based company specializing in real estate finance and consulting, since July 2003. From 1991 to 2003, Mr. Laven was a partner of Hamilton, Rabinovitz, & Alschuler, Inc., or HR&A, a financial, policy and management consulting firm focusing on complex housing finance, real estate, economic development and strategic planning problems. Prior to his 12 years with HR&A, Mr. Laven served as principal of Caine Gressel Midgley Slater Incorporated and, from 1981 to 1982, served as principal of Charles Laven and Associates. Mr. Laven also currently serves as chairman of the Urban Homesteading Assistance Board and as a director for Citizens Housing and Planning Council. In addition, Mr. Laven served on the board of directors of Madison Harbor Balanced Strategies, Inc., a real estate fund, from December 2003 to October 2004. Mr. Laven holds a B.S. degree in Architectural Design from the Massachusetts Institute of Technology. From 1980 to 1981, Mr. Laven was a Loeb Fellow in Advanced Environmental Affairs at the Harvard University School of Design. Mr. Laven is an Adjunct Professor of Real Estate at Columbia University’s Graduate School of Architecture Planning and Preservation and has been a member of the faculty of Columbia University since 1981. Mr. Laven’s qualifications to serve on our board of directors include his extensive leadership skills and executive experience at Forsyth Street Advisers LLC and HR&A, his intellectual acumen as a Columbia faculty member and his prior board experience at various companies and organizations.

Allan J. Baum.  Mr. Baum has served as one of our directors since August 2004. Mr. Baum also serves on our Audit and Compensation Committees. Mr. Baum retired from Credit Suisse First Boston, or CSFB, in 2002, where he was a Managing Director and head of the structured finance unit for commercial mortgage-backed securities. Prior to his ten years with CSFB, Mr. Baum served as a Vice President in the Real Estate Investment Bank of Citicorp, and held positions in the tax-exempt housing finance and taxable mortgage finance areas of Merrill Lynch. Mr. Baum also currently serves as a director of Community Development Trust, a for-profit, mission-oriented real estate investment trust. He previously served as Vice President of the Commercial Mortgage Securities Association. In addition, from May 2004 to May 2007, Mr. Baum served as a director for National Consumer Cooperative Bank, a cooperative financial institution which primarily provides financial services to eligible cooperative enterprises, and also served on its audit committee. Mr. Baum received a B.A. degree in Government/Urban Studies from Dartmouth College in 1978 and an M.B.A. in Finance from Columbia University Graduate School of Business in 1983. Mr. Baum’s qualifications to serve on our board of directors include his executive experience at CSFB and Citicorp, his relevant experience serving on the boards and audit committees for a real estate investment trust and a financial institution and his extensive experience of over 20 years in commercial real estate investment banking.

Roger M. Cozzi.  Mr. Cozzi has been our Chief Executive Officer since October 2008. Mr. Cozzi had also been the Chief Executive Officer of our former external manager, GKK Manager LLC, or the Manager, from October 2008 until April 2009. In addition, Mr. Cozzi currently serves as Chairman of our Investment Committee. From March 2008 until October 2008, Mr. Cozzi worked as a consultant. From March 2007 to February 2008, Mr. Cozzi was a Managing Director of Fortress Investment Group, LLC, a hedge fund. Prior to working at Fortress Investment Group, Mr. Cozzi served as Executive Vice President — Investments and Chief Investment Officer of iStar Financial, Inc., a publicly traded real estate investment trust focused on the financing of commercial real estate. At iStar Financial, Mr. Cozzi served as Chief Investment Officer from January 2006 to February 2007, Executive Vice President — Investments from January 2002 through February 2007 and as a Senior Vice President — Investments from 1998 to January 2002. While at iStar, Mr. Cozzi served as Co-Head of the firm’s investment committee and was responsible for the structuring, pricing and origination of whole loan and subordinate debt positions, including B-notes, mezzanine loans and preferred equity investments. From 1995 to 1998, Mr. Cozzi was an investment officer of Starwood Mezzanine Investors, L.P. and Starwood Opportunity Fund IV, two private investment funds that specialized in structured real estate finance and opportunistic equity investments. Prior to joining Starwood, Mr. Cozzi spent three years at Goldman, Sachs & Co. While at Goldman Sachs, he was in the real estate department, where he focused on securitizing and selling investment grade and non-investment grade securities backed by pools of commercial mortgages, evaluating performing commercial mortgage loans for potential principal investment by the Whitehall funds and consulting large corporate tenants on lease alternatives. In addition, Mr. Cozzi spent one year in Goldman Sachs & Co.’s investment management group, where he worked on several merger transactions, created a conduit to lend directly to mutual funds and helped create a vehicle to securitize 12b-1 financing fees. Mr. Cozzi earned a B.S. in Economics and graduated magna cum laude from The Wharton School of the University of Pennsylvania in 1992. As our chief executive officer since 2008, Mr. Cozzi has demonstrated his ability to lead our company and serve on our board of directors through his leadership skills and executive experience at our company and iStar Financial, as well as his extensive experience working with real estate, finance, and investment businesses.

Paul J. Konigsberg.  Mr. Konigsberg has been one of our directors since August 2004. Mr. Konigsberg also serves as Chairman of our Audit Committee and as a member of our Nominating and Corporate Governance Committee. For the past 20 years, Mr. Konigsberg was a senior partner and President of Konigsberg Wolf and Co. PC, a New York-based accounting firm, which was reorganized in 2011 as KMR LLP and acquired in September 2011 by Citrin Cooperman, where Mr. Konigsberg now serves as a consultant. Previously, Mr. Konigsberg served on the boards of directors of two NYSE-listed companies, Savin Business Machines and Ipco Hospital Supplies. In addition, he served on the audit committees for Savin Business Machines and National Medical Health Card, also listed on the NYSE. Mr. Konigsberg is the former treasurer and board member of the UJA Federation of New York and a member of the Board of Overseers and on the finance committee of the Albert Einstein College of Medicine. He also serves as an officer and director for the Westlake Foundation, Inc. Mr. Konigsberg is a Certified Public Accountant, and a member of the New York State Society of CPAs and The American Institute of Certified Public Accountants. Mr. Konigsberg received a B.A. degree in Business Administration from New York University in 1958, a L.L.B. from Brooklyn Law School in 1961 and an L.L.M. in taxation from the New York University Law School in 1965. Mr. Konigsberg’s qualifications for election to our board of directors include his long-time executive experience as President and senior partner of Konigsberg Wolf and Co. PC, his extensive experience serving on the boards and audit committees for various public companies and his financial and accounting skills as a Certified Public Accountant.

Marc Holliday.  Mr. Holliday has served as one of our directors since August 2004 and was our President and Chief Executive Officer from August 2004 until October 2008. Mr. Holliday also has served on our Investment Committee from August 2004 until June 2010. Mr. Holliday became a consultant to our company after stepping down from his positions as our President and Chief Executive Officer from October 2008 until April 2009. Mr. Holliday is the Chief Executive Officer and a director of SL Green Realty Corp. He served as Chief Investment Officer of SL Green Realty Corp. from July 1998, when he joined SL Green Realty Corp., through 2003 and was named its President until April 2007, when Andrew Mathias, our former Chief Investment Officer, was promoted to that position, and elected to its board of directors in 2001. Prior to joining SL Green Realty Corp., he was Managing Director and Head of Direct Originations for New York-based Capital Trust (NYSE: CT), a mezzanine finance company. While at Capital Trust, Mr. Holliday was in charge of originating direct principal investments for the firm, consisting of mezzanine debt, preferred equity and first mortgages. From 1991 to 1997, Mr. Holliday served in various management positions, including Senior Vice President at Capital Trust’s predecessor company, Victor Capital Group, a private real estate investment bank specializing in advisory services, investment management, and debt and equity placements. Mr. Holliday received a B.S. degree in Business and Finance from Lehigh University in 1988, and a M.S. degree in Real Estate Development from Columbia University in 1990. Mr. Holliday’s qualifications to serve on our board of directors include his extensive executive experience as Chief Executive Officer at SL Green Realty Corp., as former President and Chief Executive Officer of our company, his long-time leadership skills in various management positions of various companies, as well as his deep exposure in the real estate industry.

Timothy J. O’Connor.  Mr. O’Connor has been our President since November 2008. Mr. O’Connor was the President of the Manager from November 2008 until April 2009. From June 2008 until November 2008, Mr. O’Connor worked as a consultant. Previously, Mr. O’Connor had served as Chief Operating Officer of iStar Financial Inc., a publicly traded real estate investment trust focused on the financing of commercial real estate. Mr. O’Connor served as Chief Operating Officer from March 1998 to June 2008. While at iStar Financial, Mr. O’Connor was responsible for developing and managing iStar Financial’s risk management and due diligence operations, participating in the evaluation and approval of new investments, coordinating iStar Financial’s information systems and managing the post-acquisition integration of several corporate acquisitions. Previously, Mr. O’Connor was a Vice President of Morgan Stanley & Co. responsible for the performance of over $2 billion of assets acquired by the Morgan Stanley Real Estate Funds. Prior to joining Morgan Stanley, Mr. O’Connor was a Vice President of Greystone Realty Corporation. Previously, Mr. O’Connor was employed by Exxon Co. USA in its real estate and engineering group. Mr. O’Connor earned a B.S. in Engineering from the United States Military Academy at West Point in 1979 and an M.B.A. from The Wharton School of the University of Pennsylvania in 1989. Mr. O’Connor is 56 years old.

Robert R. Foley.  Mr. Foley has been our Chief Operating Officer since April 2008 and our Secretary since October 2008. Previously, Mr. Foley had served as our Chief Financial Officer from August 2004 until April 2008. Mr. Foley was a Managing Director of the Manager from August 2004 until April 2009. From May 2004 until August 2004, he worked as an independent consultant advising SL Green Realty Corp. on the development of our business plan. Before working with SL Green Realty Corp., Mr. Foley was a Vice President in the Special Situations Group of Goldman Sachs & Co., or Goldman, where from 2000 until 2004, he directed that firm’s principal investment activities in commercial real estate B notes, mezzanine loans, preferred equity and distressed debt. From 1997 to 2000, Mr. Foley was responsible at Goldman for the structuring, capital commitment, pricing and distribution of mezzanine debt, non-securitized commercial mortgage loans and loans to real estate investment trusts and real estate operating companies. From 1988 until 1997, Mr. Foley held a range of senior capital markets, principal investing and client relationship management roles with Bankers Trust Company and BT Securities Corporation (now Deutsche Bank) in New York and Los Angeles. From 1981 to 1986, Mr. Foley was an accountant and consultant in the San Francisco office of Touche, Ross & Co. (now Deloitte & Touche), an international independent public accounting firm. Mr. Foley earned B.A. degrees in Economics and Political Science from Stanford University in 1981, and an M.B.A. from The Wharton School of the University of Pennsylvania in 1988. Mr. Foley is a Certified Public Accountant. Mr. Foley is 51 years old.

Jon W. Clark.  Mr. Clark has been our Chief Financial Officer and Treasurer since April 24, 2009. He has also been our Chief Accounting Officer since March 2009. Prior to his election as our Chief Accounting Officer, Mr. Clark served as our Vice President and Controller from June 2007 until March 2009. Mr. Clark was previously employed by the Manager from June 2007 until April 24, 2009. Prior to joining the Manager, Mr. Clark was a Director at BlackRock Financial Management where he managed the accounting and finance department for real estate debt products. During that time, Mr. Clark also served as Assistant Treasurer at Anthracite Capital, Inc., which was a publicly traded mortgage REIT that specialized in subordinate commercial mortgage-backed securities. He joined Blackrock Financial Management in 2000. Prior to joining BlackRock Financial Management, Mr. Clark was a Vice President at Cornerstone Properties, Inc. (acquired by Equity Office Properties in 2000) where he established its internal audit department. Mr. Clark is a certified public accountant and obtained his public accountancy experience as a manager in the national real estate practices of Arthur Andersen LLP and BDO Seidman LLP. Mr. Clark holds a B.B.A. degree in Accountancy from Western Michigan University. Mr. Clark is 42 years old.

Michael G. Kavourias.  Mr. Kavourias has been our Executive Vice President and Chief Legal Officer since April 2009. Mr. Kavourias is responsible for asset management, special servicing, enforcements and remedial actions, restructuring and workouts and the negotiation, documentation and closing of loan investments and managing our relationships with outside law firms. Prior to his election as our Executive Vice President and Chief Legal Officer, Mr. Kavourias served as our General Counsel of our commercial real estate finance business, which operates under the name Gramercy Finance. Previously, Mr. Kavourias had served as our Senior Vice President and Transaction Counsel from October 2005 until March 2008. Prior to that, Mr. Kavourias was a Special Counsel in the Real Estate Department in Cadwalader, Wickersham & Taft LLP’s New York office, where he concentrated on commercial real estate financing and representing major financial institutions, investment banks and commercial banks. Prior to joining Cadwalader in 2000, Mr. Kavourias was a Special Counsel in the Real Estate Structured Finance Department of Rosenman & Colin LLP. Prior to that, Mr. Kavourias was the managing partner in a boutique real estate law firm, which he co-founded in 1994. Mr. Kavourias began his career in 1989 as an associate at Thacher Proffitt & Wood’s Real Estate Group. He attended New York University and received his J.D. from St. John’s University, where he was a Thomas More Scholar and member of the Law Review. Mr. Kavourias is a Certified Public Accountant and practiced public accounting from 1984 to 1986 with Price Waterhouse prior to attending law school. Mr. Kavourias has substantial experience in the origination and sale and purchase of commercial mortgage loans and mezzanine financing, as well as a wide range of experience in the sale and acquisition of commercial and residential real estate. Mr. Kavourias is 48 years old.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our executive officers, directors and persons who own more than 10% of a registered class of our equity securities were filed on a timely basis in 2010, except that Allan J. Baum, Marc Holliday, Jeffrey E. Kelter, Paul J. Konigsberg and Charles S. Laven, our directors, each did not timely file one Form 4 to report a transaction.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics as required by the listing standards of the NYSE that applies to our directors and executive officers and our employees. The Code of Business Conduct and Ethics was designed to assist our directors and executive officers and our employees in complying with the law, in resolving moral and ethical issues that may arise and in complying with our policies and procedures. Among the areas addressed by the Code of Business Conduct and Ethics are compliance with applicable laws, conflicts of interest, use and protection of our company’s assets, confidentiality, communications with the public, accounting matters, records retention, fair dealing, discrimination and harassment and health and safety.

Audit Committee and Audit Committee Financial Expert

We have a standing Audit Committee, consisting of Messrs. Konigsberg (Chairman), Baum and Laven, each of whom is “independent” within the meaning of the rules of the NYSE and the SEC and each of whom meet the financial literacy standard required by the rules of the NYSE. Our board of directors has determined that our Audit Committee has at least one “audit committee financial expert,” as defined in Item 407(d)(5) of SEC Regulation S-K, such expert being Mr. Konigsberg, and that he is “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. Mr. Konigsberg has agreed to serve as our audit committee financial expert.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

Overview

On April 24, 2009, we acquired the Manager from SL Green Realty Corp., the parent company of the Manager. We refer to this acquisition as the Internalization. In connection with the Internalization, the Manager became a wholly-owned subsidiary of GKK Capital LP, or our Operating Partnership, and certain employees (including our current executive officers) of the Manager became our employees. In connection with the Internalization, we assumed, among other things, the obligations of the Manager under certain employment contracts between the Manager and Roger M. Cozzi, our Chief Executive Officer, Timothy J. O’Connor, our President, and Robert R. Foley, our Chief Operating Officer. On April 27, 2009, we entered into an employment contract with Jon W. Clark, our Chief Financial Officer, effective as of April 24, 2009. On July 28, 2011, we entered into amendments to the employment contracts of Messrs. Cozzi and O’Connor. On August 31, 2011, Michael G. Kavourias entered into a retention agreement, effective as of July 28, 2011, with our Company. The material terms of the employment and retention agreements with our executive officers are described under “— Employment and Retention Agreements” of this Item 11.

Prior to the Internalization, we did not pay, and were not involved in determining, any of our executive officers’ cash compensation. Subsequent to the Internalization, our Compensation Committee has reviewed the compensation program and policies of our company and has established a compensation program that is appropriate and adequate for an internally-managed company in our industry and under current market and company-specific conditions. This section of our Annual Report on Form 10-K discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions since the Internalization. It provides qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our named executive officers (as defined below) and places in perspective the data presented in the tables and narrative that follow.

Throughout this Annual Report on Form 10-K, the individuals who served as our Chief Executive Officer and Chief Financial Officer during our 2010 fiscal year, as well as the other individuals included in the “Summary Compensation Table” on page 225, are referred to as the “named executive officers” or our “executives,” unless the context otherwise requires or indicates.

Objectives of Our Compensation Program

As an integrated commercial real estate finance and property management company, we operate in a highly competitive market. We seek to maintain a total compensation package that provides fair, reasonable and competitive compensation for our executives while allowing us the flexibility to differentiate actual pay based on individual and organizational performance.

Our Compensation Committee, in consultation with our Chief Executive Officer and external compensation consultant, sets our compensation philosophy, which has been structured to achieve the following objectives:

•	To attract and retain talented individuals capable of performing at a high level in a market that remains highly competitive and who have the motivation, experience and skills necessary to lead our company effectively;
•	To provide performance-based compensation that creates a strong alignment of management and stockholder interest to create long-term stockholder value;
•	To motivate our executives to manage our business to meet and appropriately balance our short- and long-term objectives;
•	To hold executives accountable for their level of success in attaining specific goals set for them individually;
•	To maintain flexibility and discretion to allow us to recognize the unique characteristics of our operations and strategy, and our prevailing business environment, as well as changing labor market dynamics; and
•	To achieve an appropriate risk-reward balance in our compensation programs that does not incentivize unnecessary or excessive risk taking.

Based on these objectives, we place significant emphasis on annual and long-term performance-based incentive compensation, including base salaries, annual cash and equity incentives and long-term equity-based incentive awards, which are designed to reward our executives based on the achievement of predetermined company and individual goals.

Our Compensation Committee is committed to the ongoing review and evaluation of the executive officer compensation levels and program. It is our Compensation Committee’s view that compensation decisions are complex and best made after a deliberate review of company and individual performance, as well as industry compensation levels. Consistent with this view, our Compensation Committee annually assesses our performance within the context of the industry’s overall performance and internal performance standards and evaluates individual executive officer performance relative to the performance expectations for their respective position and role within our company. In addition, our Compensation Committee benchmarks from time to time the total compensation provided to our executive officers to industry-based compensation practices. While it is our Compensation Committee’s goal to provide compensation opportunities that reflect company and individual performance and that are competitive within industry standards, a specific target market position for executive officer pay levels has not been established.

Setting Executive Compensation

Our Compensation Committee determines compensation for our named executive officers and is comprised of three independent directors: Jeffrey E. Kelter (Chairman), Allan J. Baum and Charles S. Laven. Our Compensation Committee exercises independent discretion in respect of executive compensation matters and administers our 2004 Equity Incentive Plan (including reviewing and approving equity grants to our executives pursuant to this plan). Our Compensation Committee operates under a written charter adopted by our board of directors, a copy of which is available on our website at http://www.gkk.com.

Our Compensation Committee has retained FTI Consulting, Inc., or FTI, an outside compensation consulting firm. FTI provides our Compensation Committee and Chief Executive Officer with relevant market data concerning the marketplace, our peer group and other compensation developments. FTI participates in our Compensation Committee meetings and meets with our named executive officers and certain of our directors. Our Compensation Committee has the authority to replace FTI or hire additional consultants at any time. It is important to understand that the compensation market data and ranges provide only a reference point for our Compensation Committee. Depending upon our company’s business and individual performance results, a named executive officer’s total direct compensation may be within, below or above the market range for that position. FTI also provides additional professional services, including strategic advisory and tax planning, to our company and receives market-based compensation with respect to these services. In 2010, we paid approximately $60,445 to FTI in connection with such services.

Our Compensation Committee determines the total compensation and the allocation of such compensation among base salary, annual incentive awards and long-term incentive compensation as well as allocation of such items among cash and equity compensation for our Chief Executive Officer. With respect to the compensation of other named executive officers, our Compensation Committee solicits recommendations from our Chief Executive Officer regarding compensation and reviews his recommendations. We do not have a pre-established policy for the allocation between either cash and non-cash compensation or annual and long-term incentive compensation.

Our Compensation Committee met three times during 2010 to evaluate executive performance and to monitor market conditions in light of these goals and objectives, to solicit input from the compensation consultant on market practices and new developments and to review our compensation practices. During this decision making process, our Compensation Committee reviews tally sheets that detail the executive officer’s compensation history. The tally sheets help our Compensation Committee to track changes in an executive officer’s total direct compensation from year to year and to remain aware of the compensation historically paid to each executive officer. Ultimately, we rely upon our judgment about each of our named executive officers and not on formulas or short-term changes in business performance or our stock price. The key factors affecting our judgment are total return to stockholders, or TRS, change in earnings and funds from operations, actual performance against the financial, operational and strategic goals we set at the beginning of the year, the nature and level of responsibility of each executive officer and the integrity and effort with which such executive officer conducts his responsibilities. Our Compensation Committee regularly reports to our board of directors.

What Our Compensation Program is Designed to Reward

Our Compensation Committee has designed our compensation program to (i) attract and retain talented individuals capable of performing at a high level in a market that remains highly competitive and who have the motivation, experience and skills necessary to lead our company effectively, (ii) provide performance-based compensation that creates a strong alignment of management and stockholder interest to create long-term stockholder value, (iii) motivate our executives to manage our business to meet and appropriately balance our short- and long-term objectives, (iv) hold executives accountable for their level of success in attaining specific goals set for them individually, (v) maintain flexibility and discretion to allow us to recognize the unique characteristics of our operations and strategy, and our prevailing business environment, as well as changing labor market dynamics, and (vi) achieve an appropriate risk-reward balance in our compensation programs that does not incentivize unnecessary or excessive risk taking. We expect our company to perform at the highest levels of the diversified REIT sectors. Our Compensation Committee rewards the achievement of specific annual, long-term and strategic goals of both our company and the individual executive. Our Compensation Committee measures performance on an absolute basis against financial and other measures and on a relative basis by comparing our company’s performance against other diversified REITs and against the mortgage and office REIT industries generally. Comparative performance is an important metric since market conditions may affect the ability to meet specific performance criteria.

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer annually reviews the performance of each of the other named executive officers. He also considers the recommendations of the compensation consultant. Based on this review and input, our Chief Executive Officer makes compensation recommendations to our Compensation Committee for all named executive officers other than himself, including recommendations for performance targets, base salary adjustments, the discretionary components of our short-term cash incentive compensation, and long-term equity-based incentive awards. Our Compensation Committee considers these recommendations along with data and input provided by its other advisors. Our Compensation Committee retains full discretion to set all compensation for the named executive officers.

Measuring 2010 Performance

During 2008 and 2009, the global capital markets experienced tremendous volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on our sector was acute. Despite signs of improvement in economic conditions in 2010 and to date in 2011, market conditions remain challenging and we continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. Our stock price experienced a decrease of approximately 11% in 2010, and TRS was approximately 80% and -90% during the respective two- and three-year periods ended December 31, 2010.

Despite the adverse market conditions, we remained focused on improving our consolidated balance sheet by reducing leverage, generating liquidity from existing assets, actively managing portfolio credit, accretively re-investing repayments in loan and CMBS investments and renewing expired leases. As a result, we increased our unrestricted cash on our balance sheet during the year by approximately $82.5 million to $220.8 million at December 31, 2010, increased restricted cash available for portfolio investments within two of our three CDOs by approximately $63.1 million to approximately $90.0 million at December 31, 2010 and reduced our secured and other debt by approximately $187.9 million to approximately $4.9 billion at December 31, 2010. Specifically, we achieved the following select objectives in 2010:

•	During 2010, we repurchased $39.0 million of CDO bonds previously issued by two of our three CDOs, generating gains on early extinguishment of debt of approximately $19.4 million.
•	In June 2010, we redeemed the remaining $52.5 million of junior subordinated notes liabilities by transferring to the holders of the junior subordinated notes an equivalent par value amount of various classes of bonds issued by our CDOs which were previously purchased by us in the open market and cash equivalents of $5.0 million. This redemption eliminated the liability for our junior subordinated notes from our consolidated financial statements, which had an original balance of $150.0 million.
•	In November 2010, we completed a tender offer for approximately 23.4% of the outstanding shares of our Series A preferred stock or 1,074,178 shares at $15.00 per preferred share. Subsequent to the tender, 3,525,822 shares remain outstanding. Net of expenses, the tender offer used approximately $16.6 million of unrestricted cash and resulted in the extinguishment of accrued preferred stock dividends of approximately $4.4 million for no additional proceeds. The excess of the carrying amount of tendered preferred stock over the consideration resulted in an increase in book value to the common stockholders of approximately $13.7 million.
•	In December 2010, we closed on the sale of certain investments to SL Green, including our 45 percent joint venture interests in the leased fee at 885 Third Avenue and 2 Herald Square, the entire leased fee interest in 292 Madison Avenue and a $38.7 million mezzanine loan secured by equity interests in 601 West 26th Street, New York, NY, also known as the Starrett-Lehigh Building, for an aggregate price of $390.8 million, including the assumption of $265.6 million of mortgage debt. Net of associated costs and including the release of approximately $6.0 million posted as cash collateral for related letters of credit, these transactions increased our unrestricted corporate liquidity by approximately $89.9 million and increased our restricted cash in one of our CDOs by approximately $38.9 million.

As discussed above, our Compensation Committee has designed our equity compensation program to (i) attract and retain talented individuals capable of performing at a high level in a market that remains highly competitive and who have the motivation, experience and skills necessary to lead our company effectively, (ii) provide performance-based compensation that creates a strong alignment of management and stockholder interest to create long-term stockholder value, (iii) motivate our executives to manage our business to meet and appropriately balance our short- and long-term objectives, (iv) hold executives accountable for their level of success in attaining specific goals set for them individually, (v) maintain flexibility and discretion to allow us to recognize the unique characteristics of our operations and strategy, and our prevailing business environment, as well as changing labor market dynamics, and (vi) achieve an appropriate risk-reward balance in our compensation programs that does not incentivize unnecessary or excessive risk taking. In 2010, we did not make any such equity awards to our named executive officers in respect of their 2010 performance, except for the January 2010 restricted shares grant made to Roger M. Cozzi, our Chief Executive Officer.

Elements of Our Compensation Program and Why We Chose Each Element

Our executive compensation program has been structured to provide short- and long-term incentives that promote continuing improvements in our financial performance and return to our stockholders. The elements of our executive compensation are primarily comprised of three elements: annual base salary; annual incentive awards, which include cash and equity bonuses; and long-term equity incentives:

•	Annual Base Salaries. Our Compensation Committee pays our named executive officers’ annual base salaries to compensate them for services rendered during the fiscal year. In case of each of our named executive officers, except Robert R. Foley, our Chief Operating Officer, and Michael G. Kavourias, our Chief Legal Officer, annual base salaries are paid in accordance with the employment agreements between us and such named executive officers. Cash incentive bonuses and equity incentive awards are discretionary, thereby allowing for the opportunity for greater compensation when performance is superior and lower compensation when performance is less successful.
•	Annual Incentive Awards. Annual incentive awards are provided in the form of cash and equity bonuses designed to focus a named executive officer on achieving key corporate objectives (both individual and company-based), to motivate certain desired individual behaviors and to reward substantial achievement of these objectives and individual goals. While our Compensation Committee does not set specific fixed targets that entitle the executive officers to formulaic bonuses, the named executive officers are made aware, at the beginning of the year, of the financial, operational and strategic goals our Compensation Committee will consider when evaluating corporate and individual performance and determining annual incentive awards. Base salaries are reviewed annually, but are not automatically increased if we feel that incentive awards are more appropriate means of rewarding and incentivizing performance.
•	Long-Term Incentives. Long-term equity incentives have historically been provided to our named executive officers through the grant of restricted stock awards, stock options or performance awards pursuant to our 2004 Equity Incentive Plan. The grant of equity awards links a named executive officer’s compensation and net worth directly to the performance of our stock price. This encourages our named executive officers to make decisions with an ownership mentality. The vesting provisions of these equity awards (generally two to four years) are designed to act as a retention device and to provide a strong incentive to the executives to increase stockholder value long after they performed the services in the year for which the equity awards were granted. In January 2010, we granted 37,984 shares of restricted stock to Roger M. Cozzi as an incentive award for his performance during 2009. We did not make any other equity awards to the named executive officers in 2010.

Our compensation program does not include any significant personal benefits or perquisites for our named executive officers beyond benefits offered to our employees generally. We do not maintain any retirement or pension plans for our named executive officers or other employees, other than our 401(k) plan that is available to our employees generally.

Our Compensation Committee has full authority to administer and interpret our 2004 Equity Incentive Plan, to authorize the granting of awards, to determine the eligibility of employees, directors, executive officers, advisors, consultants and other personnel, to determine the terms, provisions and conditions of each award, and to take any other actions and make all determinations that it deems necessary or appropriate in connection with our 2004 Equity Incentive Plan or the administration or interpretation thereof.

How Each Element and Our Decisions Regarding Each Element Fit Into Our Overall Compensation Objectives and Affect Decisions Regarding Other Elements

Our compensation program seeks to reward our named executive officers for superior performance, which is competitive with the compensation paid to named executive officers at other public REITs and other private commercial real estate investors in the New York City commercial real estate market, while closely aligning the interests of our named executive officers with the interests of our stockholders. In making equity compensation decisions, our Compensation Committee considers various measures of company and industry performance, including (i) TRS (over the prior one-, two- and three-year periods), (ii) growth in FFO per share, (iii) leasing performance and occupancy levels, (iv) capital markets performance and maintenance of liquidity, and (v) certain material corporate events consummated during the applicable fiscal year. Consistent with this approach, our Compensation Committee grants equity awards to our named executive officers to reward our executives for achievement of financial and other performance (both company and individual based) during the last completed fiscal year. Our Compensation Committee also makes these awards to act as a retention tool and to provide continued and additional incentives to maximize our stock price and thereby more closely align the economic interests of our named executive officers with those of our stockholders. Through the elements of our compensation program, our Compensation Committee seeks to maintain a competitive compensation package for each executive, while being sensitive to our fiscal year budget and the impact of share dilution in making such compensation awards.

Other Matters

Tax and Accounting Treatment.  Our Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. Section 162(m) limits the deductibility on our tax return of compensation over $1.0 million to any of our named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. Our Compensation Committee’s policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance. We paid compensation to certain of our named executive officers during 2010, a portion of which may be nondeductible under the limitations set forth in Section 162(m). Our Compensation Committee may make compensation payments that are not fully deductible if in its judgment such payments are necessary to achieve the objectives of our compensation program.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, we believe we are operating in good faith compliance with the statutory provisions that were effective January 1, 2005.

Beginning on August 2, 2004 we began accounting for stock-based payments through our 2004 Equity Incentive Plan in accordance with the requirements of FASB ASC Topic 718.

Adjustments for Certain Items.  Our Compensation Committee has not considered whether it would attempt to recover compensation awards or payments based on our financial performance where our financial statements are restated in a downward direction sufficient to reduce the amount of such awards or payments that should have been made or paid under applicable criteria.

Other Policies

We do not have any policy in place regarding minimum ownership requirements for either our named executive officers or directors. We do not have any policy in place regarding the ability of our named executive officers or directors to engage in hedging activities with respect to our common stock.

Compensation Risk Assessment

Our Compensation Committee oversaw the performance of a risk assessment of our executive compensation programs to ascertain any potential material risks that may be created by the compensation program. Because performance-based incentives play a large role in our executive compensation program, it is important to ensure that these incentives do not result in our named executive officers (as defined below in “— Summary Compensation Table”) taking actions that may conflict with our long term interests. Our Compensation Committee considered the findings of the assessment conducted internally and concluded that our compensation programs are designed and administered with the appropriate balance of risk and reward in relation to its overall business strategy and do not encourage executives to take unnecessary or excessive risks. Our Compensation Committee considered the following attributes of the program:

•	the balance between short- and long-term incentives;
•	consideration of qualitative as well as quantitative performance factors in determining compensation payouts, including minimum and maximum performance thresholds, funding that is based on actual results measured against pre-approved financial and operational goals and metrics that are clearly defined in all plans;
•	the use of different types of equity compensation awards that provide a balance of incentives;
•	incentive compensation with a large stock component where value is best realized through long-term appreciation of stockholder value; and
•	incentive compensation components that are paid or vest over an extended period.

Our Compensation Committee focuses primarily on the compensation of our named executive officers because risk-related decisions depend predominantly on their judgment. Our Compensation Committee believes that risks arising from our policies and practices for compensation employees are not reasonably likely to have a material adverse effect on our company.

Compensation Committee Report

The Compensation Committee (the “Compensation Committee”) of the board of directors of Gramercy Capital Corp. (the “Company”) has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s annual proxy statement and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Submitted by the Compensation Committee

Jeffrey E. Kelter (Chairman)
Allan J. Baum
Charles S. Laven

September 22, 2011

Summary Compensation Table

Prior to the Internalization, because the management agreement provided that the Manager assumed principal responsibility for managing our affairs, our executive officers, who were employees of the Manager, which was a wholly-owned subsidiary of SL Green Realty Corp. or its affiliates, generally did not receive cash compensation from us for serving as our executive officers. However, in their capacities as officers or employees of the Manager or its affiliates, under the terms of the management agreement, they devoted all of their time to our affairs as was required for the performance of the duties of the Manager. Prior to the Internalization, the Manager informed us that, because the services performed by its officers or employees in those capacities as such may not be performed exclusively for us, it may not be able to segregate and identify that portion of the compensation awarded to, earned by or paid to our executive officers by the Manager or its affiliates, including SL Green Realty Corp., that related to their services to us.

The following table* sets forth information regarding the compensation paid to, and the compensation expense we recognized with respect to, our named executive officers. It is noted that a number of the executive compensation arrangements described below may be subject to adjustment for changes to be made in light of Section 409A of the Code.

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)	Option Awards(2)	All Other Compensation(3)	Total
Roger M. Cozzi Chief Executive Officer	2010	$500,000	$1,300,000	$105,000	$—	$4,860	$1,909,860
	2009	326,923	1,050,000	—	—	4,860	1,381,783
	2008	—	—	278,000	81,000	—	359,000
Timothy J. O’Connor President	2010	$400,000	$575,000	$—	$—	$—	$975,000
	2009	261,539	575,000	—	—	—	836,539
	2008	—	—	172,300	—	—	172,300
Robert R. Foley Chief Operating Officer	2010	$400,000	$325,000	$—	$—	$—	$725,000
	2009	261,539	275,000	—	—	—	536,539
	2008	—	—	249,986	—	—	249,986
Jon W. Clark Chief Financial Officer	2010	$250,000	$300,000	$—	$—	$—	$550,000
	2009	148,108	255,000	—	—	—	403,108
	2008	—	—	—	—	—	—
Michael G. Kavourias Executive Vice President and Chief Legal Officer	2010	$385,000	$475,000	$—	$—	$—	$860,000
	2009	241,346	575,000	—	—	16,565	832,911
	2008	—	—	—	—	—	—

*	The columns for “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” have been omitted because they are not applicable.
(1)	Amounts shown do not reflect compensation actually received by the named executive officers. Instead, the amounts shown are the aggregate grant date fair value of the restricted stock awards and/or LTIP units issued to the executives in 2010, 2009 and 2008, respectively, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the grant date value of such awards for 2010, 2009 and 2008 are set forth under Notes 2 and 15 of the Notes to Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2010, 2009 and 2008, which were filed with the SEC on September 22, 2011, March 17, 2010 and March 16, 2009, respectively.
(2)	In accordance with SEC rules, amounts shown reflect the aggregate grant date fair value of stock options issued to Mr. Cozzi in 2008, as determined pursuant to FASB ASC Topic 718 and do not reflect the compensation costs recognized by us during the fiscal years ended December 31, 2009, 2008 and 2007. The assumptions used to calculate the value of option awards granted in 2008 are set forth under Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 16, 2009. No stock option awards were issued to the named executive officers in 2009.

(3)	Represents reimbursement of term life insurance premiums pursuant to Mr. Cozzi’s employment contract and cash payments made with respect to estimated tax payments due on the restricted stock awards to Mr. Kavourias.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to each grant of an award made to a named executive officer in the fiscal year ended December 31, 2010.

Name	Grant Date	All Other Stock Awards; Number of Shares of Stock or Units (#)		Grant Date Fair Value of Equity Awards ($)
Roger M. Cozzi	01/05/2010	37,984	(1)	$105,000
Timothy J. O’Connor	—	—		$—
Robert R. Foley	—	—		$—
Jon W. Clark	—	—		$—
Michael G. Kavourias	—	—		$—

(1)	Reflects a restricted stock award granted to the named executive officer on January 5, 2010 in connection with Mr. Cozzi’s performance during 2009, which vests on January 20, 2011.

Outstanding Equity Awards

The following table sets forth certain information with respect to all outstanding equity awards held by each named executive officer at the fiscal year ended December 31, 2010.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Roger M. Cozzi	200,000	(1)	100,000	(1)		$0.80	10/27/2018	—		—	—		—
	—		—		—	—	—	43,334	(2)	$100,102	—		—
	—		—		—	—	—	37,984	(3)	$87,743	43,334	(2)	$100,102
	—		—		—	—	—	—		—	500,000	(4)	$1,155,000
Timothy J. O’Connor	—		—		—	—	—	21,667	(4)	$50,051
	—		—		—	—	—	—		—	21,667	(5)	$50,051
	—		—		—	—	—	—		—	150,000	(6)	$346,500
Robert R. Foley	113,461	(7)	—		—	$15.00	08/02/2014	—		—	—		—
	27,015	(8)	—		—	$19.85	04/20/2015	—		—	—		—
	27,015	(9)	—		—	$30.89	01/02/2017	—		—	—		—
	16,209	(10)	—		—	$24.31	12/31/2017	—		—	—		—
Jon W. Clark	5,403	(11)	—		—	$26.82	06/25/2017	—		—	—		—
	5,403	(10)				$22.50	12/31/2017
Michael G. Kavourias	12,966	(12)	—		—	$20.75	10/17/2015	—		—	—		—
	5,403	(9)	—		—	$27.72	01/03/2017	—		—	—		—
	10,806	(13)	—		—	$20.87	08/01/2017	—		—	—		—
	10,806	(10)	—		—	$22.50	12/31/2017	—		—	—		—

(1)	Includes an option award granted on October 27, 2008, which vests in three equal annual installments beginning on December 31, 2009.

(2)	Includes restricted stock awards granted on October 27, 2008, which vests in three equal annual installments beginning on December 31, 2009. The vesting of one-half of the shares scheduled to vest each year is further conditioned upon the attainment of specified performance-based vesting criteria. For a discussion of the performance-based vesting criteria, see “— Potential Payments Upon Termination or Change of Control — Restricted Stock Award Agreements.”
(3)	Includes a restricted stock award granted on January 5, 2010, which vests on January 20, 2011.
(4)	Includes LTIP Units granted on October 27, 2008 pursuant to our Amended and Restated Equity Incentive Plan, which will vest on December 31, 2011 if our stock price on such date is equal to or greater than $5.00 per share.
(5)	Includes restricted stock awards granted on November 13, 2008, which vests in three equal annual installments beginning on December 31, 2009. The vesting of one-half of the shares scheduled to vest each year is further conditioned upon the attainment of specified performance-based vesting criteria. For a discussion of the performance-based vesting criteria, see “— Potential Payments Upon Termination or Change of Control — Restricted Stock Award Agreements.”
(6)	Includes LTIP Units granted on November 13, 2008 pursuant to our Amended and Restated 2004 Equity Incentive Plan, which will vest on December 31, 2011 if our stock price on such date is equal to or greater than $5.00 per share.
(7)	Includes an option award granted on August 8, 2004, which vested in four equal annual installments beginning on June 30, 2005.
(8)	Includes an option award granted on April 20, 2005, which vested in three equal annual installments beginning on April 20, 2006.
(9)	Includes an option award granted on January 2, 2007, which vested in three equal annual installments beginning on January 2, 2008.
(10)	Includes an option award granted on December 31, 2007, a third of which vested immediately upon grant and the remaining portion vested in two equal annual installments beginning on December 31, 2008.
(11)	Includes an option award granted on June 28, 2007, which vested in three equal annual installments beginning on June 28, 2008.
(12)	Includes an option award granted on October 17, 2005, which vested in three equal annual installments beginning on October 17, 2006.
(13)	Includes an option award granted on August 1, 2007, which vested in three equal annual installments beginning on December 31, 2008.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to the exercise of stock options, stock appreciation rights, or SARs, and similar instruments, and the vesting of stock, including restricted stock, restricted stock units and similar instruments for each named executive officer during the fiscal year ended December 31, 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Roger M. Cozzi	—	—	86,666	$200,198
Timothy J. O’Connor	—	—	43,332	$100,097
Robert R. Foley	—	—	4,390	$13,038
Jon W. Clark	—	—	833	$1,116
Michael G. Kavourias	—	—	—	$—

(1)	Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.
(2)	Amounts reflect the market value of the stock on the day the stock vested.

Pension Benefits

Our named executive officers received no benefits in fiscal year 2010 from us under defined pension or defined contribution plans. See “— Summary Compensation Table.”

Nonqualified Deferred Compensation

Our company does not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our named executive officers.

Potential Payments upon Termination or Change in Control

General

Our company maintains employment agreements with Messrs. Cozzi, O’Connor, and Clark, as well as separate severance agreements with Messrs. Cozzi and O’Connor and a separate retention agreement with Mr. Kavourias. This section of the proxy statement discusses the amount of compensation payable to each named executive officer upon termination of the executive officer (i) by us with “Cause,” (ii) by the named executive officer without “Good Reason,” (iii) by us without “Cause,” (iv) by the named executive officer with “Good Reason,” (v) in the event of death or “Disability” of the named executive officer or (vi) in connection with a “Change-in-Control” of our company (each, a “Triggering Event”) as described below. The following discussion assumes such termination was effective as of December 31, 2010 and estimates the amounts that would be paid out in such circumstances.

Our Compensation Committee believes that it is fair to provide accelerated vesting of equity grants upon a Change-in-Control. Very often, senior managers lose their jobs in connection with a Change-in-Control. By agreeing to accelerated vesting of equity grants in the event of a Change-in-Control, our Compensation Committee believes we can reinforce and encourage the continued attention and dedication of senior management to their assigned duties without distraction in the face of an actual or threatened Change-in-Control and ensure that management is motivated to negotiate the best merger consideration for our stockholders.

Employment and Retention Agreements

Each of Roger M. Cozzi, Timothy J. O’Connor and Jon W. Clark entered into employment agreements with our company. Each of Mr. Cozzi and Mr. O’Connor’s employment agreements were amended on July 28, 2011. On August 31, 2011, Michael G. Kavourias entered into a retention agreement, effective as of July 28, 2011, with our company. Illustrated below are the severance provisions associated with each Triggering Event discussed above.

Roger M. Cozzi.  Mr. Cozzi’s employment agreement has a term commencing on October 28, 2008 and ending on June 30, 2012. The agreement provides for an annual salary of $500,000 and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. Cozzi for job performance. The target annual bonus for 2011 will be at least $1.3 million, to be paid in a lump sum on or prior to December 31, 2011, and for the period from January 1, 2012 through June 30, 2012 will be at least $650,000, to be paid within 30 days following June 30, 2012. Under the agreement, we are also obligated to maintain a life insurance policy for the benefit of Mr. Cozzi’s beneficiaries in the face amount of $5 million, or if not available at reasonable rates, to self-insure Mr. Cozzi up to the maximum cash severance payable under the agreement. If Mr. Cozzi is terminated for any reason prior to June 30, 2012, under the agreement he will be subject to the following obligations: (i) noncompetition with us for one year (or three months if his employment is terminated due to a non-renewal of the term of employment by us or terminated for Cause (as defined in Mr. Cozzi’s employment agreement) not related to our business, or six months if Mr. Cozzi terminates his employment after the payment of a discretionary bonus for any year in an amount less than $800,000); (ii) non-solicitation of our employees for two years; and (iii) non-disparagement of our company and non-interference with our business for one year. The employment agreement also provides for the following payments and benefits to Mr. Cozzi in connection with the termination of his employment with us:

•	Termination with Cause or without Good Reason. If Mr. Cozzi’s employment is terminated by us with “Cause” or by Mr. Cozzi without Good Reason (as defined in Mr. Cozzi’s employment agreement), Mr. Cozzi shall be entitled to receive earned and accrued but unpaid base salary, but we shall have no further obligations following such termination.

•	Termination without Cause or with Good Reason. If Mr. Cozzi’s employment is terminated by us without “Cause” or by Mr. Cozzi for Good Reason, Mr. Cozzi will receive (i) annual base salary for a period of 12 months following termination and (ii) a prorated annual bonus and an additional 12-month performance bonus, subject to certain formula. Mr. Cozzi will continue to receive his medical and welfare benefits for 12 months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus will fully vest or become exercisable on the date of termination. Mr. Cozzi will also have 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date. If such termination occurs in connection with or within 18 months after a Change-in-Control (as defined in Mr. Cozzi’s employment agreement), then Mr. Cozzi will be entitled to (i) a single lump-sum payment of an amount equal to (a) 24 months of annual base salary and (b) a prorated bonus annual bonus and an additional 24-month performance bonus, subject to certain formula, and (ii) the other payments and benefits described above for a period of 24 months following termination.
•	Termination upon Death. If Mr. Cozzi’s employment is terminated by us upon his death, his estate will receive (i) annual base salary for a period of 12 months following termination and (ii) a prorated annual bonus, subject to certain conditions. In addition, all of Mr. Cozzi’s unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus will fully vest or become exercisable on the date of termination and he will be entitled to 12 months of additional vesting of his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.
•	Termination upon Disability. If Mr. Cozzi’s employment is terminated by us upon his Disability (as defined in Mr. Cozzi’s employment agreement), Mr. Cozzi will receive (i) annual base salary for a period of 12 months following termination and (ii) a prorated annual bonus and an additional 12-month performance bonus, subject to certain conditions. Mr. Cozzi will continue to receive his medical and welfare benefits for 12 months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, will fully vest or become exercisable on the date of termination. Mr. Cozzi will also have 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

The following table illustrates Mr. Cozzi’s potential payment and other benefits upon termination of his employment or Change-in-Control of our company under his employment agreement.

Roger M. Cozzi	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity(1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or With Good Reason	$500,000	$1,300,000	$20,716	$828,602	$2,649,318
Death	$500,000	$1,300,000	—	$828,602	$2,628,602
Disability	$500,000	$1,300,000	$20,716	$828,602	$2,649,318
Without Cause or With Good Reason Following Change-in-Control	$1,000,000	$2,600,000	$41,432	$828,602	$4,470,034

(1)	Upon a hypothetical termination on December 31, 2010, Mr. Cozzi would be entitled to 12 months of additional vesting of any outstanding time-based restricted stock, stock option awards or LTIP awards. Accordingly, Mr. Cozzi’s accelerated equity value includes the assumed acceleration of (i) 43,334 shares of time-based restricted stock, (ii) options to purchase 100,000 shares of our common stocks with an exercise price of $0.80 per share and (iii) 250,000 LTIP Units.

Timothy J. O’Connor.  Mr. O’Connor’s employment agreement has a term commencing on November 13, 2008 and ending on June 30, 2012. The agreement provides for an annual salary of $400,000 and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. O’Connor for job performance. The target annual bonus for 2011 will be at least $575,000, to be paid in a lump sum on or prior to December 31, 2011, and for the period from January 1, 2012 through June 30, 2012 will be at least $287,500, to be paid within 30 days following June 30, 2012. If Mr. O’Connor is terminated for any reason prior to June 30, 2012, under the agreement he will be subject to the following obligations: (i) noncompetition with us for one year (or three months if his employment is terminated due to a non-renewal of the term of employment by us or terminated for Cause (as defined in Mr. O’Connor’s employment agreement) not related to our business, or six months if Mr. O’Connor terminates his employment after the payment of a discretionary bonus for any year in an amount less than $500,000); (ii) non-solicitation of our employees for two years; and (iii) non-disparagement of our company and non-interference with our business for one year. The employment agreement also provides for the following payments and benefits to Mr. O’Connor in connection with the termination of his employment with us:

•	Termination with Cause or without Good Reason. If Mr. O’Connor’s employment is terminated by us with “Cause” or by Mr. O’Connor without Good Reason (as defined in Mr. O’Connor’s employment agreement), Mr. O’Connor shall be entitled to receive earned and accrued but unpaid base salary, but we shall have no further obligations following such termination.
•	Termination without Cause or with Good Reason. If Mr. O’Connor’s employment is terminated by us without “Cause” or by Mr. O’Connor for Good Reason, Mr. O’Connor will receive (i) annual base salary for a period of 12 months following termination and (ii) a prorated annual bonus and an additional 12-month performance bonus, subject to certain formula. Mr. O’Connor will continue to receive his medical and welfare benefits for 12 months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, will fully vest or become exercisable on the date of termination. Mr. O’Connor will also have 12 months of additional vesting for his outstanding restricted stock, option or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date. If such termination occurs in connection with or within 18 months after a Change-in-Control (as defined in Mr. O’Connor’s employment agreement), then Mr. O’Connor will be entitled to (i) a single lump-sum payment of an amount equal to (a) 24 months of annual base salary and (b) a prorated bonus annual bonus and an additional 24-month performance bonus, subject to certain formula, and (ii) the other payments and benefits described above for a period of 24 months following termination.
•	Termination upon Death. If Mr. O’Connor’s employment is terminated by us upon his death, his estate will receive (i) annual base salary for a period of 12 months following termination and (ii) a prorated annual bonus, subject to certain conditions. In addition, all of Mr. O’Connor’s unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus will fully vest or become exercisable on the date of termination and he will be entitled to 12 months of additional vesting of his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.
•	Termination upon Disability. If Mr. O’Connor’s employment is terminated by us upon his Disability (as defined in Mr. O’Connor’s employment agreement), Mr. O’Connor will receive (i) annual base salary for a period of 12 months following termination and (ii) a prorated annual bonus and an additional 12-month performance bonus, subject to certain conditions. Mr. O’Connor will continue to receive his medical and welfare benefits for 12 months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, will fully vest or become exercisable on the date of termination. Mr. O’Connor will also have 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

The following table illustrates Mr. O’Connor’s potential payments and other benefits upon termination of his employment or Change-in-Control of our company under his employment agreement.

Timothy J. O’Connor	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity(1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or With Good Reason	$400,000	$575,000	$20,716	$223,301	$1,219,017
Death	$400,000	$575,000	—	$223,301	$1,198,301
Disability	$400,000	$575,000	$20,716	$223,301	$1,219,017
Without Cause or With Good Reason Following Change-in-Control	$800,000	$1,150,000	$41,432	$223,301	$2,214,733

(1)	Upon a hypothetical termination on December 31, 2010, Mr. O’Connor would be entitled to 12 months of additional vesting of any outstanding time-based restricted stock, stock option awards or LTIP awards. Accordingly, Mr. O’Connor’s accelerated equity value includes the assumed acceleration of 21,667 shares of time-based restricted stock and 75,000 LTIP Units.

Jon W. Clark.  Mr. Clark’s employment agreement has an initial term of three years, commencing on April 24, 2009 and ending on April 30, 2012, which will automatically renew for successive one-year periods unless either party serves the required notice under the agreement. The agreement provides for an annual salary of $225,000 and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. Clark for job performance. The target annual bonus for each year after 2009 will be at least $200,000. If Mr. Clark is terminated for any reason prior to April 30, 2012, under the agreement he will be subject to the following obligations: (i) noncompetition with us for six months (or three months if his employment is terminated due to a non-renewal of the term of employment by us for Cause (as defined in Mr. Clark’s employment agreement) not related to our business or if Mr. Clark terminates his employment after the payment of a discretionary bonus for any year in an amount less than $200,000); (ii) non-solicitation of our employees for two years; and (iii) non-disparagement of our company and non-interference with our business for one year. The employment agreement also provides for the following payments and benefits to Mr. Clark in connection with the termination of his employment with us:

•	Termination with Cause or without Good Reason. If Mr. Clark’s employment is terminated by us with “Cause” or by Mr. Clark without Good Reason (as defined in Mr. Clark’s employment agreement), Mr. Clark shall be entitled to receive earned and accrued but unpaid base salary, but we shall have no further obligations following such termination.
•	Termination without Cause or with Good Reason. If Mr. Clark’s employment is terminated by us without Cause or by Mr. Clark for Good Reason, Mr. Clark will receive (i) annual base salary for a period of six months following termination and (ii) a prorated annual bonus and an additional 6-month performance bonus, subject to certain formula. Mr. Clark will continue to receive his medical and welfare benefits for six months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, will fully vest or become exercisable on the date of termination. Mr. Clark will also have 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date. If such termination occurs in connection with or within 18 months after a Change-in-Control (as defined in Mr. Clark’s employment agreement), then Mr. Clark will be entitled to the payments and benefits described above for a period of 12 months following termination.
•	Termination upon Death. If Mr. Clark’s employment is terminated by us upon his death, his estate will receive (i) any earned and accrued by unpaid base salary and (ii) a prorated annual bonus, subject to certain conditions. In addition, all of Mr. Clark’s unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus will fully vest or become exercisable on the date of termination and he will be entitled to 12 months of additional vesting of his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.
•	Termination upon Disability. If Mr. Clark’s employment is terminated by us upon his Disability (as defined in Mr. Clark’s employment agreement), Mr. Clark will receive (i) annual base salary for a period of six months following termination and (ii) a prorated annual bonus and an additional six-month performance bonus, subject to certain conditions. Mr. Clark will continue to receive his medical and welfare benefits for six months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, will fully vest or become exercisable on the date of termination. Mr. Clark will also have 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

The following table illustrates Mr. Clark’s potential payments and other benefits upon termination of employment or Change-in-Control of our company under his employment agreement.

Jon W. Clark	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity(1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or With Reason	$125,000	$150,000	$10,192	$69,300	$354,492
Death	—	$150,000	—	$69,300	$219,300
Disability	$125,000	$150,000	$10,192	$69,300	$354,492
Without Cause or With Good Reason Following Change-in-Control	$250,000	$300,000	$20,384	$69,300	$639,684

(1)	Upon a hypothetical termination on December 31, 2010, Mr. Clark would be entitled to 12 months of additional vesting of any outstanding time-based restricted stock. Accordingly, Mr. Clark’s accelerated equity value includes the assumed acceleration of 30,000 shares of time-based restricted stock.

Michael G. Kavourias.  Mr. Kavourias’ retention agreement has a term commencing on July 28, 2011 and ending on July 28, 2013. If Mr. Kavourias is terminated with Cause during the term of the retention agreement, under the agreement he will be subject to noncompetition with us for six months; provided, however, that such six-month post-termination restricted period will not apply if Mr. Kavourias is paid aggregate discretionary bonuses for any year during the term of the agreement that are paid on or prior to February 28 of the following year in an amount less than $500,000 and Mr. Kavourias’ employment is terminated on or after February 28 of such following year. The retention agreement also provides for the following payments and benefits to Mr. Kavourias in connection with the termination of his employment with us without Cause (as defined in Mr. Kavourias’ retention agreement) within six months following a Change-in-Control (as defined in Mr. Kavourias’ retention agreement): (i) a severance payment equal to 50% of his prior year’s performance bonus payable in a single lump sum and (ii) 12 months of additional service for purposes of vesting and exercisability under any equity-based award granted to Mr. Kavourias that is subject only to time-based vesting.

The following table illustrates Mr. Kavourias’ potential payments and other benefits upon termination of his employment or Change-in-Control of our company under his retention agreement.

Michael G. Kavourias	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity(1)	Total
Without Cause Following Change-in-Control	—	$237,500	—	$115,500	$353,000

(1)	Upon a hypothetical termination on December 31, 2010, had his retention agreement been in effect on December 31, 2010, Mr. Kavourias would be entitled to 12 months of additional vesting of any outstanding time-based restricted stock or stock option awards. Accordingly, Mr. Kavourias’ accelerated equity value includes the assumed acceleration of 50,000 shares of time-based restricted stock.

Severance Agreements

Roger M. Cozzi.  Mr. Cozzi entered into a severance agreement with us pursuant to which he will be entitled to receive certain benefits upon the termination of his employment with us. The severance agreement, as amended on July 28, 2011, provides for a term that will terminate on June 30, 2012. Pursuant to the severance agreement, if Mr. Cozzi’s employment with us is terminated by us without Cause (as defined in Mr. Cozzi’s employment agreement) or by Mr. Cozzi with Good Reason (as defined in Mr. Cozzi’s employment agreement), Mr. Cozzi will be credited with 12 months of additional vesting under all equity awards granted to him by us, other than the LTIP Units granted in connection with the severance agreement. In addition, if Mr. Cozzi’s employment with us is terminated due to his death or Disability (as defined in Mr. Cozzi’s employment agreement), he will be credited with 12 months of additional vesting under all equity awards granted to him by us, other than the LTIP Units granted in connection with the severance agreement. However, if Mr. Cozzi is terminated by us for “Cause” or if he voluntarily terminates his employment with us without “Good Reason”, all of the equity awards previously granted to him that have not yet vested, including restricted stock and options to purchase our common stock, will be forfeited.

Timothy J. O’Connor.  Mr. O’Connor entered into a severance agreement with us pursuant to which he will be entitled to receive certain benefits upon the termination of his employment with us. The severance agreement, as amended on July 28, 2011, provides for a term that will terminate on June 30, 2012. Pursuant to the severance agreement, if Mr. O’Connor’s employment with us is terminated by us without Cause (as defined in Mr. O’Connor’s employment agreement) or by Mr. O’Connor with Good Reason (as defined in Mr. O’Connor’s employment agreement), Mr. O’Connor will be credited with 12 months of additional vesting under all equity awards granted to him by us, other than the LTIP Units granted in connection with the severance agreement. In addition, if Mr. O’Connor’s employment with us is terminated due to his death or Disability (as defined in Mr. O’Connor’s employment agreement), he will be credited with 12 months of additional vesting under all equity awards granted to him by us, other than the LTIP Units granted in connection with the severance agreement. However, if Mr. O’Connor is terminated by us for “Cause” or if he voluntarily terminates his employment with us without “Good Reason”, all of the equity awards previously granted to him that have not yet vested, including restricted stock and options to purchase our common stock, will be forfeited.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2010, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	841,377	$11.82	1,656,711
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	841,377	$11.82	1,656,711

(1)	Includes information related to our Amended and Restated 2004 Equity Incentive Plan.

Equity Incentive Plan

Prior to the Internalization, our board of directors adopted at the July 2004 meeting of our board of directors, and our stockholders ratified, a long-term, ten-year compensation program, which was later amended and restated, for certain employees, directors, officers, advisors, consultants and other personnel, including the Manager and employees of the Manager and SL Green Realty Corp., and any of our joint venture affiliates or those of SL Green Realty Corp. Of the options or stock that have not been granted at the time of our initial public offering, our Compensation Committee shall have the right to make such awards in the form of equity incentive compensation on such terms as our Compensation Committee may deem appropriate. Subsequent to the Internalization, our Compensation Committee has the authority to administer and interpret our 2004 Equity Incentive Plan, to authorize the granting of awards, to determine the eligibility of certain of our employees, directors, officers, advisors, consultants and other personnel and any of our joint venture affiliates to receive an award, to determine the number of shares of common stock to be converted by each award, to determine the terms, provisions and conditions of each award, to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate. Our Compensation Committee, in its discretion, may delegate to our Chief Executive Officer all or part of the Committee’s authority and duties with respect to awards; provided, however, that we may not delegate its authority and duties with respect to awards that have been, or will be, granted to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Legal Officer or President or any Executive Vice President.

Subject to adjustment upon certain corporate transactions or events, up to a maximum of 6,250,000 shares, but not more than 10% of the common stock outstanding at the time of the grant, may be subject to stock options, restricted stock, phantom stock and dividend equivalent rights under our 2004 Equity Incentive Plan. The maximum number of shares of common stock that may underlie awards, other than options, to any eligible person in any one year, shall not exceed 200,000, to the extent such awards are intended to qualify as performance-based compensation under Section 162(m) of the Code, or 800,000, to the extent such awards are not intended to qualify as performance-based compensation under Section 162(m) of the Code. In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive options for more than 300,000 shares of our common stock in one year. Any common stock withheld or surrendered by plan participants in connection with the payment of an option exercise price or in connection with tax withholding will not count towards the share limitation and will be available for issuance under our 2004 Equity Incentive Plan. If an option or other award granted under our 2004 Equity Incentive Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless our 2004 Equity Incentive Plan is previously terminated by our board of directors, no new award may be granted under our 2004 Equity Incentive Plan after the tenth anniversary of the date that such plan was initially approved by our board of directors. No award may be granted under our 2004 Equity Incentive Plan to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of our outstanding common stock. At December 31, 2010, approximately 1,656,711 shares of common stock were available for issuance under our 2004 Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and none of our employees participate on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2010, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	841,377	$11.82	1,656,711
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	841,377	$11.82	1,656,711

(1)	Includes information related to our Amended and Restated 2004 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock, as of September 1, 2011, for (1) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock based on the Schedule 13D, Schedule 13G, or any amendments thereto, filed with the SEC, (2) each of our directors and nominees for director, (3) each of our named executive officers who is not a director and (4) our directors, nominees for director and executive officers as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of common stock set forth opposite their respective names.

In accordance with SEC rules, each listed person’s beneficial ownership includes:

•	all shares the investor actually owns beneficially or of record;
•	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and
•	all shares the investor has the right to acquire within 60 days (such as upon exercise of options that are currently vested or which are scheduled to vest within 60 days) after September 1, 2011.

Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Name**	Amount And Nature of Beneficial Ownership of Common Stock		Percent of Total(1)
SL Green Realty Corp. and SL Green Operating Partnership, L.P.	5,349,320	(2)	10.70%
Roger M. Cozzi	704,355	(3)	*
Timothy J. O’Connor	189,833		*
Robert R. Foley	219,871	(4)	*
Marc Holliday	335,629	(5)	*
Allan J. Baum	156,460	(6)	*
Jeffrey E. Kelter	165,471	(7)	*
Paul J. Konigsberg	156,305	(8)	*
Charles S. Laven	153,831	(9)	*
Jon W. Clark	13,306	(10)	*
Michael G. Kavourias	39,982	(11)	*
All Directors and Executive Officers as a Group (10 Persons)	2,135,043		4.25%
He Zhengxu	4,693,526	(12)	9.39%
Kwon Uk Choi	3,800,000	(13)	7.60%
Brightline Capital Management, LLC.	3,800,000	(14)	7.60%

*	Less than 1% of class.
**	Unless otherwise indicated, the business address is 420 Lexington Avenue, New York, New York 10170-1881.
(1)	As of September 1, 2011, 50,207,365 shares of common stock were outstanding.
(2)	Based solely on information contained in Schedule 13G/A filed jointly by SL Green Realty Corp. and SL Green Operating Partnership, L.P. on February 2, 2011. SL Green Realty Corp. and SL Green Operating Partnership, L.P. have shared voting and dispositive power over these shares of common stock.
(3)	Includes 200,000 shares of common stock issuable upon exercise of options.
(4)	Includes 183,700 shares of common stock issuable upon exercise of options.
(5)	Includes 133,865 shares of common stock issuable upon exercise of options. On April 22, 2010, Marc Holliday notified our board of directors that he would not stand for election as a Class III director for a new term at our 2010 annual meeting of stockholders. However, Mr. Holliday agreed with our board of directors that he would remain as a director on an interim basis for an unspecified period of time following our 2010 annual meeting. Due to the time necessary to complete the resolution of the Goldman Mortgage Loan and Goldman Mezzanine Loans, which has been subject to many delays, Mr. Holliday has remained as a director in an interim role for much longer than we intended. Under Maryland law, a director continues as a director until he resigns or his successor is duly elected and appointed.
(6)	Includes 38,508 shares of common stock issuable upon exercise of options, 2,500 shares of restricted common stock and 115,452 phantom units.
(7)	Includes 38,508 shares of common stock issuable upon exercise of options, 2,500 shares of restricted common stock and 124,463 phantom units.
(8)	Includes 38,508 shares of common stock issuable upon exercise of options, 2,500 shares of restricted common stock and 115,297 phantom units.
(9)	Includes 38,508 shares of common stock issuable upon exercise of options, 2,500 shares of restricted common stock and 112,823 phantom units.
(10)	Includes 10,806 shares of common stock issuable upon exercise of options.
(11)	Includes 39,982 shares of common stock issuable upon exercise of options.
(12)	The address for this stockholder is Institution of Math, AMSS, CAS, Zhongguancun, Haidian District, Beijing 100080, People’s Republic of China. Based solely on information contained in Schedule 13G/A filed jointly by this stockholder and He & Fang 2005 Revocable Living Trust on February 11, 2011. This stockholder has shared voting and dispositive power over these shares.
(13)	The address for this stockholder is Renaissance Villa 45, Ogeum-Tong, Song-Pa Gu, Seoul, Republic of Korea. Based solely on information contained in Schedule 13G filed on October 14, 2010. This stockholder has voting and dispositive power over these shares.
(14)	The address for this stockholder is 1120 Avenue of the Americas, Suite 1505, New York, NY 10036. Based solely on information contained in Schedule 13G filed on January 13, 2011. This stockholder has shared voting and dispositive power over these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policies and Procedures With Respect to Related Party Transactions

It is the policy of our board of directors that all related party transactions (generally, transactions involving amounts exceeding $120,000 in which a related party (directors and executive officers or their immediate family members, or stockholders owning 5% of more of our outstanding stock)) shall be subject to approval or ratification in accordance with the following procedures.

Our Nominating and Corporate Governance Committee shall review the material facts of all related party transactions that require its approval and either approve or disapprove of the entry into the related party transaction, subject to some exceptions. If advance approval of a related party transaction is not feasible, then the related party transaction shall be considered and, if our Nominating and Corporate Governance Committee determines it to be appropriate, ratified at the next regularly scheduled meeting of our Nominating and Corporate Governance Committee. In determining whether to approve or ratify a related party transaction, our Nominating and Corporate Governance Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

If a related party transaction will be ongoing, our Nominating and Corporate Governance Committee may establish guidelines for our management to follow in its ongoing dealings with the related party. Thereafter, our Nominating and Corporate Governance Committee, on at least an annual basis, shall review and assess ongoing relationships with the related party to see that they are in compliance with our Nominating and Corporate Governance Committee’s guidelines and that the related party transaction remains appropriate.

All related party transactions shall be disclosed in our applicable filings with the SEC as required under SEC rules.

Internalization

On April 24, 2009, in connection with the Internalization, we and our Operating Partnership entered into a securities transfer agreement with SL Green Operating Partnership, L.P., GKK Manager Member Corp. and SL Green Realty Corp. pursuant to which (i) SL Green Operating Partnership, L.P. and GKK Manager Member Corp. agreed to transfer to our Operating Partnership membership interests in the Manager and (ii) SL Green Operating Partnership, L.P. agreed to transfer to our Operating Partnership its Class B limited partner interests in our Operating Partnership, in exchange for certain de minimis cash consideration. The securities transfer agreement contains standard representations, warranties, covenants and indemnities. No distributions were due on the Class B limited partner interests in connection with the Internalization.

Concurrently with the execution of the securities transfer agreement, we also entered into a special rights agreement with SL Green Operating Partnership, L.P. and SL Green Realty Corp. (collectively, “SL Green”) pursuant to which SL Green agreed to provide us certain management information systems services from April 24, 2009 through the date that was 90 days thereafter and we agreed to pay SL Green Operating Partnership, L.P. a monthly cash fee of $25,000 in connection therewith. We also agreed to use our best efforts to operate as a real estate investment trust during each taxable year and to cause our tax counsel to provide legal opinions to SL Green Realty Corp. relating to our real estate investment trust status. Other than with respect to the transitional services provisions of the special rights agreement as set forth therein, the special rights agreement will terminate when SL Green Operating Partnership, L.P. ceases to own at least 7.5% of the shares of our common stock.

We refer to this transaction as the Internalization.

Management Agreement

In connection with our initial public offering, we entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008, and was subsequently terminated in connection with the Internalization. Prior to the Internalization, the management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. We paid the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. In October 2008, we entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, except for the following material changes: (1) reduced the annual base management fee to 1.50% of our gross stockholders equity; (2) reduced the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to us. We incurred expense to the Manager under the management agreement of an aggregate of an aggregate of $0, $7,534 and $21,058 for the years ended December 31, 2010, 2009 and 2008 respectively.

Prior to the Internalization, to provide an incentive to enhance the value of our common stock, the holders of the Class B limited partner interests of our Operating Partnership were entitled to an incentive return equal to 25% of the amount by which FFO plus certain accounting gains and losses (as defined in the partnership agreement of our Operating Partnership) exceed the product of the weighted average stockholders’ equity (as defined in the partnership agreement of our Operating Partnership) multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded any distributions on the Class B limited partner interests as an incentive distribution expense in the period when earned and when payments of such amounts became probable and reasonably estimable in accordance with the partnership agreement. We incurred approximately $2,350,000 in incentive distributions with respect to such Class B limited partner interests for the year ended December 31, 2008. No incentive distribution was earned by the Class B limited partner interests for the year ended December 31, 2009.

Asset Servicing Agreement and Outsource Agreement

Prior to the Internalization, we were obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green and a separate outsource agreement between the Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The outsource agreement provided for an annual fee payable by us, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the year ended December 31, 2008, we realized expense of $1,721,000 to the Manager under the outsource agreement. For the year ended December 31, 2008, we realized expense of approximately $4,022,000 to the Manager, under the asset servicing agreement. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green Realty Corp., pursuant to which we were obligated to reimburse the Manager for its costs incurred thereunder from October 2008 until April 24, 2009 when such agreement was terminated in connection with the Internalization. Pursuant to that agreement, the SL Green Realty Corp. affiliate acted as the rated special servicer to our collateralized debt obligations, or CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the Internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green Realty Corp. pursuant to which the SL Green Realty Corp. affiliate agreed to act as the rated special servicer to our CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green Realty Corp. affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009. Effective May 2009, we entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for our CDOs. An affiliate of SL Green Realty Corp. continues to provide special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors. For the years ended December 31, 2010, 2009 and 2008 we incurred expense of $477, $1,014 and $0, respectively, pursuant to the special servicing arrangement.

Services Agreement

On October 27, 2008, we entered into a services agreement, or the Services Agreement, with SL Green Realty Corp. and SL Green Operating Partnership, L.P., which was subsequently terminated in connection with the Internalization. Pursuant to the Services Agreement, SL Green agreed to provide consulting and other services to us. SL Green would make Marc Holliday, Andrew Mathias and David Schonbraun available in connection with the provision of the services until the earliest of (i) September 30, 2009, (ii) the termination of the management agreement or (iii) with respect to a particular executive, the termination of any such executive’s employment with SL Green Realty Corp. In consideration for the consulting services, we paid a fee to SL Green of $200,000 per month, payable, at our option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of our common stock trade, shares of our common stock. SL Green also provided us with certain other services described in the Services Agreement for a fee of $100,000 per month in cash and for a period terminating at the earlier of (i) three months after the date of the Services Agreement, subject to a one-time 30-day extension or (ii) the termination of the management agreement.

Collateral Management Agreements

In connection with the closing of our first CDO in July 2005, the 2005 Issuer, entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. Prior to the Internalization, as compensation for the performance of its obligations as collateral manager under the first CDO, our board of directors had allocated to the Manager the subordinate collateral management fee paid on the CDO securities not held by us. In October 2008, pursuant to the second amended and restated management agreement, the Manager had, commencing July 1, 2008, agreed to remit this amount to us. For the year ended December 31, 2008, we realized expense of approximately $1,024,000 to the Manager under such collateral management agreement.

Prior to the Internalization, fees payable in connection with CDOs or other securitization vehicles, except for the 2005 CDO, were governed by the management agreement. Pursuant to the management agreement, if a collateral manager is retained as part of the formation of a CDO or other securitization vehicle, the Manager or an affiliate will be the collateral manager and will receive the following fees: (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDOs structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with us or the Manager, which CDO is structured to own non-investment grade bonds, and

(iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with us or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a “managed transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both “managed transitional” and “managed non-transitional” CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. If any fees are paid to the collateral manager in excess of the fee structure provided for above, such fees are paid to us. In October 2008, pursuant to the second amended and restated management agreement, the Manager, commencing July 1, 2008, agreed to remit this amount to us. For the year ended December 31, 2008, we realized expense of approximately $1,574,000 to the Manager under this agreement. In connection with the Internalization, the management agreement was terminated and the fees payable in connection with our 2006 and 2007 CDOs are governed by their respective collateral management agreements.

Leases

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green Realty Corp., for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249,000 per annum for year one rising to $315,000 per annum in year 10. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises are leased on a co-terminus basis with the remainder of our leased premises and carry rents of approximately $103,000 per annum during the initial year and $123,000 per annum during the final lease year. For the years ended December 31, 2010, 2009 and 2008, we paid approximately $339,000, $437,000 and $423,000 under this lease, respectively.

SL Green Operating Partnership, L.P. and SL Green Realty Corp. Interests in Gramercy Investments

In July 2005, we closed on the purchase from an SL Green Realty Corp. affiliate of a $40,000,000 mezzanine loan which bears interest at 11.20%. As part of that sale, the seller retained an interest-only participation. The mezzanine loan is secured by the equity interests in an office property in New York, New York. In December 2010, the Company sold its entire interest to an affiliate of SL Green Realty Corp. for $38,893,000. As of December 31, 2009, the loan had a book value $39,285,000.

In March 2006, we closed on the purchase of a $25,000,000 mezzanine loan, which bore interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green Realty Corp. was an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287,000 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of approximately $24,821,000 and $64,130,000 as of December 31, 2010 and December 31, 2009, respectively.

In June 2006, we closed on the acquisition of a 49.75% TIC interest in 55 Corporate Drive, located in Bridgewater, New Jersey with a 0.25% interest to be acquired in the future. The remaining 50% of the property was owned as a TIC interest by an affiliate of SL Green Operating Partnership, L.P. The property was comprised of three buildings totaling approximately 670,000 square feet which was 100% net leased to an entity whose obligations were guaranteed by Sanofi-Aventis Group through April 2023. The transaction was valued at $236,000,000 and was financed with a $190,000,000, 10-year, fixed-rate first mortgage loan. In January 2009, together with SL Green Realty Corp., we sold 100% of the respective interests in 55 Corporate.

In January 2007, we originated two mezzanine loans totaling $200,000,000. The $150,000,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007, the $50,000,000 loan was increased by $31,000,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. The investment in the mezzanine loan was repaid in full in September 2007. In September 2010, the whole loan was repaid at a discount. We received $56,093,000 and forgave the remaining balance outstanding. As of December 31, 2009, our interest in the whole loan had a carrying value of $63,894,000.

In April 2007, we purchased for $103,200,000 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063,000 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. We sold our 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $25,350,000, resulting in a loss of $11,885,000. As of December 31, 2009, the investment had a carrying value of $31,557,000. We recorded our pro rata share of net income of $5,078,000, $4,988,000 and $5,228,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

In July 2007, we purchased for $144,240,000 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443,000 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. We sold our 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $38,911,000, resulting in a loss of $15,407,000. As of December 31, 2009, the investment had a carrying value of $45,695,000. We recorded our pro rata share of net income of $5,926,000, $5,972,000 and $6,292,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

In September 2007, we acquired a 50% interest in a $25,000,000 senior mezzanine loan from SL Green Realty Corp. Immediately thereafter we, along with SL Green Realty Corp., sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green Realty Corp. a 100% interest in a $25,000,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of its interest in the loan to SL Green Realty Corp. As of December 31, 2010 and December 31, 2009, the loan has a book value of $0 and $0, respectively. In October 2007, we acquired a 50% pari-passu interest in $57,795,000 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green Realty Corp. simultaneously acquired the other 50% pari-passu interest in the two tranches. As of December 31, 2010 and December 31, 2009, the loan has a book value of $0 and $319,000, respectively. We held a contingent interest in the property which was sold to SL Green Realty Corp. in December 2010 for $2,016,000.

In December 2007, we acquired a $52,000,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green Realty Corp. The investment, was secured by an office building in New York, New York, was purchased at a discount and bore interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, we sold our remaining interest in the loan to an affiliate of SL Green Realty Corp. for $16,120,000 pursuant to purchase rights established when the loan was acquired. The sale included contingent participation in future net proceeds from SL Green Realty Corp. of up to $1,040,000 in excess of the purchase price upon their ultimate disposition of the loan, which was surrendered and cancelled in December 2010 in connection with certain transactions that we consummated with wholly-owned subsidiaries of SL Green.

In December 2007, we acquired a 50% interest in a $200,000,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, we subsequently purchased an affiliate of SL Green’s full participation in the senior mezzanine loan at a discount. As of December 31, 2010 and December 31, 2009, the original loan has a book value of $5,224,000 and $28,228,000 and the subsequently purchased loan has a book value of $13,586,000 and $0, respectively.

In August 2008, we closed on the purchase from an SL Green Realty Corp. affiliate of a $9,375,000 pari-passu participation interest in a $18,750,000 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, the Company purchased the remaining 50% interest in the loan from an affiliate of SL Green Realty Corp. for a discount of $9,420,000. As of December 31, 2010 and December 31, 2009, the loan has a book value of approximately $19,367,000 and $9,926,000, respectively.

In September 2008, we closed on the purchase from an SL Green Realty Corp. affiliate of a $30,000,000 interest in a $135,000,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located in New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of December 31, 2010 and 2009, the loan has a book value of $27,778,000 and $29,925,000, respectively. In December 2010, the Company sold its contingent interest to SL Green Realty Corp. for $300,000.

Director Independence

Our board of directors has affirmatively determined that Messrs. Allan J. Baum, Jeffrey E. Kelter, Paul J. Konigsberg and Charles S. Laven, representing a majority of its members, are independent of our management, as such term is defined by the rules of the NYSE and the SEC. In determining director independence, our board of directors considers all relevant facts and circumstances, the NYSE listing standards, as well as our director independence standards. Under the NYSE listing standards, no director qualifies as independent unless our board of directors affirmatively determines that the director has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. Our director independence standards are available in the corporate governance section of the “Investor Relations — Corporate Governance” page of our corporate website at www.gkk.com.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for audit services totaled approximately $2,479,804 in 2010 and $2,381,072 in 2009, of which $296,500 and $251,000 was attributable to Sarbanes-Oxley 404 planning and testing in 2010 and 2009, respectively. Audit fees include fees associated with our annual audit and the reviews of our quarterly reports on Form 10-Q. In addition, audit fees include fees for services relating to reporting requirements in connection with our mortgage and mezzanine loans. Audit fees also include fees for accounting research.

Audit-Related Fees

Fees for audit-related services totaled approximately $10,250 in 2010 and $35,250 in 2009. The audit-related services principally include fees for comfort letters and consents in connection with modifying debt arrangements and our November 2010 tender offer.

Tax Fees

Fees for tax compliance, tax advice and tax planning totaled approximately $156,000 in 2010 and $36,235 in 2009.

All Other Fees

We did not incur fees in 2010 and 2009 for other services not included above.

Our Audit Committee considers whether the provision by Ernst & Young LLP of the services that are required to be described under “All Other Fees” is compatible with maintaining Ernst & Young LLP’s independence from both management and our company.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Consolidated Financial Statements

GRAMERCY CAPITAL CORP.

(a)(2)  Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2010	185
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2010	212

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3)  Exhibits

See Index to Exhibits on following page

(1)	Should be the most recent practicable date.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), filed with the SEC on July 26, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2007.
3.3	Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
4.1	Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on April 18, 2007.
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
10.1	Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated April 19, 2006, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 13, 2007, filed with the SEC on April 18, 2007.
10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.4	Collateral Management Agreement, by and between Gramercy Real Estate CDO 2005 1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.5	Collateral Management Agreement, dated as of August 24, 2006, by and between Gramercy Real Estate CDO 2006-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.6	Collateral Management Agreement, dated as of August 8, 2007, by and between Gramercy Real Estate CDO 2007-1, Ltd. And GKK Manager LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.7	Indenture, by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.8	Indenture, dated as of August 24, 2006, by and among Gramercy Real Estate CDO 2006-1, Ltd., as issuer, Gramercy Real Estate CDO 2006-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

Exhibit No.	Description
10.9	Indenture, dated as of August 8, 2007, by and among Gramercy Real Estate CDO 2007-1, Ltd., Gramercy Real Estate CDO 2007-1, LLC, GKK Liquidity LLC and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.10	Gramercy Capital Corp. Director’s Deferral Program, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005.
10.11	Form of Gramercy Capital Corp. 2005 Long-Term Outperformance Program Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, dated December 14, 2005, filed with the SEC on December 20, 2005.
10.12	Second Amended and Restated Registration Rights Agreement by and between the Company and SL Green Operating Partnership, L.P., incorporated by reference to the Company’s Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.13	Registration Rights Agreement, by and between various holders of the Company’s common stock and the Company, incorporated by reference to the Company’s Form 8-K, dated December 3, 2004, filed with the SEC on December 9, 2004.
10.14	Limited Partnership Unit Purchase Agreement, dated as of November 2, 2007, by and among GKK Capital LP, Nicholas S. Schorsch and Meadowcourt Trust, incorporated by reference to the Company’s Current Report on Form 8-K, dated November 2, 2007, filed with the SEC on November 8, 2007.
10.15	Form of Restricted Stock Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.
10.16	Form of Option Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.
10.17	Form of Phantom Share Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.
10.18	Amendment to Loan Agreement, dated as of August 22, 2008, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and certain subsidiaries of Gramercy Capital Corp., as borrower, incorporated by reference to the Company’s Form 8-K, dated August 22, 2008, filed with the SEC on August 28, 2008.
10.19	Loan Agreement, dated as of April 1, 2008, between Goldman Sachs Commercial Mortgage Capital, L.P., Citicorp North America, Inc. and SL Green Realty Corp., as lenders, the required equity pledgors named therein and GKK Stars Acquisition LLC, American Financial Realty, First States Group, L.P. and various other borrowers named therein, as borrowers, incorporated by reference to the Company’s Form 8-K, dated April 1, 2008, filed with the SEC on April 7, 2008.
10.20	Amended and Restated Senior Mezzanine Loan Agreement, dated as of August 22, 2008, among Goldman Sachs Mortgage Company and Citicorp North America, Inc., collectively, as lender, and American Financial Realty Trust, First States Group, L.P., GKK Stars Acquisition LLC, First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as borrower, incorporated by reference to the Company’s Form 8-K, dated August 22, 2008, filed with the SEC on August 28, 2008.

Exhibit No.	Description
10.21	Junior Mezzanine Loan Agreement, dated as of August 22, 2008, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and GKK Stars Junior Mezz 2 LLC, as borrower, incorporated by reference to the Company’s Form 8-K, dated August 22, 2008, filed with the SEC on August 28, 2008.
10.22	Loan Agreement, dated as of April 1, 2008, among First States Investors 3300 B, L.P., as borrower, and PB Capital Corporation, as lender and agent, incorporated by reference to the Company’s Form 8-K, dated April 1, 2008, filed with the SEC on April 7, 2008.
10.23	Amended and Restated Loan Agreement, dated as of April 1, 2008, by and among First States Investors DB I, L.P., First States Investors DB I B, L.P., First States Investors 4200, LLC, First States Investors DB I SP, L.P. and First States Investors DB I TRS, L.P., collectively as borrower, Deutsche Bank AG, Cayman Islands Branch, as agent, LaSalle Bank National Association, as collateral agent and each lender signatory thereto, incorporated by reference to the Company’s Form 8-K, dated April 1, 2008, filed with the SEC on April 7, 2008.
10.24	Guaranty, dated as of April 1, 2008, by the Company to Deutsche Bank AG, Cayman Islands Branch, incorporated by reference to the Company’s Form 8-K, dated April 1, 2008, filed with the Commission on April 7, 2008.
10.25	Loan Agreement, dated as of March 28, 2008, among First States Investors HFS, L.P., First States Investors FPC, L.P., and First States Investors TRS, L.P., as borrowers, and Gramercy Investment Trust, as lender, incorporated by reference to the Company’s Form 8-K, dated April 1, 2008, filed with the SEC on April 7, 2008.
10.26	Separation Agreement, dated as of April 16, 2008, by and between the Company and Hugh F. Hall, incorporated by reference to the Company’s Form 8-K, dated April 16, 2008, filed with the SEC on April 22, 2008.
10.27	First Amendment to Employment and Noncompetition Agreement, dated as of April 16, 2008, by and between GKK Manager LLC and Robert R. Foley, and agreed to by the Company as to the obligations of the Company therein, incorporated by reference to the Company’s Form 8-K, dated April 16, 2008, filed with the SEC on April 22, 2008.
10.28	Severance Agreement, dated as of October 27, 2008, by and between Gramercy Capital Corp. and Roger M. Cozzi, incorporated by reference to the Company’s Form 8-K, dated October 27, 2008, filed with the SEC on October 31, 2008.
10.29	Severance Agreement, dated as of November 13, 2008, by and between Gramercy Capital Corp. and Timothy O’Connor, incorporated by reference to the Company’s Form 8-K, dated November 13, 2008, filed with the SEC on November 17, 2008.
10.30	Employment and Noncompetition Agreement, dated as of October 27, 2008, by and between GKK Manager LLC and Roger Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2009.
10.31	Employment and Noncompetition Agreement, dated as of November 13, 2008, by and between GKK Manager LLC and Timothy O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2009.
10.32	Employment and Noncompetition Agreement, dated as of July [ ], 2004, by and between GKK Manager LLC and Robert R. Foley, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2009.
10.33	Employment and Noncompetition Agreement, dated as of April 27, 2009, by and between Gramercy Capital Corp. and Jon W. Clark, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2009.
10.34	Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.

Exhibit No.	Description
10.35	First Amendment to Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.36	Junior Subordinated Indenture, dated as of January 30, 2009, by and between GKK Capital LP and The Bank of New York Mellon Trust Company, National Association, as Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2009.
10.37	Lease Agreement, dated as of April 1, 2003, by and between Wachovia Bank, National Association and First States Investors 4000B, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.38	Amended and Restated Lease Agreement, dated as of May 23, 2003, by and between U.S. Bank National Association, and Patrick Thebado, as Lessor, and Bank of America, N.A., as Lessee, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.39	Lease Agreement, dated as of September 24, 2003, by and between Bank of America, N.A. and First States Investors 4100A, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.40	Office Lease, dated as of August 1, 2004, by and between First States Investors 104, LLC and Bank of America, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.41	Master Agreement Regarding Leases, dated as of September 22, 2004, by and between Wachovia Bank, National Association and First States Investors 3300, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.42	Form of Lease, by and between Wachovia Bank, National Association and First States Investors 3300, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.43	Master Lease Agreement, dated of October 1, 2004, by and between First States Investors 5200, LLC and Bank of America, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.44	Master Lease Agreement, dated of January 1, 2005, by and between First States Investors 5000A, LLC and Bank of America, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.45	Securities Transfer Agreement, dated as of April 24, 2009, by and among Gramercy Capital Corp., GKK Capital LP, SL Green Operating Partnership, L.P., GKK Manager Member Corp. and SL Green Realty Corp. (solely for the purpose of Sections 2.6, 5.4, 5.5, 5.6, 6.3, 6.4, 6.5, 7.1, 7.2, 7.3, 7.4(a), 7.4(b), 7.4(d), 7.4(e), 7.5, 7.6, 7.7 and Article VIII), incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2009.
10.46	Special Rights Agreement, dated as of April 24, 2009, by and between Gramercy Capital Corp. and SL Green Operating Partnership, L.P., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on April 28, 2009.
10.47	Exchange Agreement, dated as of January 30, 2009, by and among GKK Capital LP, Taberna Preferred Funding II, Ltd., Taberna Preferred Funding III, Ltd., Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd. and Taberna Preferred Funding VIII, Ltd., incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2009.

Exhibit No.	Description
10.48	Supplemental Indenture, dated as of October 14, 2009, by and between GKK Capital LP and The Bank of New York Mellon Trust Company, National Association, as Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2009.
10.49	Exchange Agreement, dated as of October 15, 2009, by and among GKK Capital LP, Gramercy Investment QRS Corp., Taberna Capital Management, LLC, Taberna Preferred Funding II, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VII, Ltd., and Taberna Preferred Funding VIII, Ltd., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2009.
10.50	Termination Agreement, dated as of December 4, 2009, by and among Gramercy Warehouse Funding I LLC, GKK Trading Warehouse Funding I LLC, as borrowers, Gramercy Capital Corp., GKK Capital LP, Gramercy Investment Trust and GKK Trading Corp., as guarantors, and Wachovia Bank, National Association, as administrative agent, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2009.
10.51	Second Amendment to Loan Agreement, dated as of March 9, 2010, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and certain subsidiaries of Gramercy Capital Corp., as borrower, incorporated by reference to the Company’s Form 8-K, dated March 9, 2010, filed with the SEC on March 15, 2010.
10.52	Amendment to Amended and Restated Senior Mezzanine Loan Agreement, dated as of March 9, 2010, among Goldman Sachs Mortgage Company and Citicorp North America, Inc., collectively, as lender, and American Financial Realty Trust, First States Group, L.P., GKK Stars Acquisition LLC, First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as borrower, incorporated by reference to the Company’s Form 8-K, dated March 9, 2010, filed with the SEC on March 15, 2010.
10.53	Amendment to Junior Mezzanine Loan Agreement, dated as of March 9, 2010, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and GKK Stars Junior Mezz 2 LLC, as borrower, incorporated by reference to the Company’s Form 8-K, dated March 9, 2010, filed with the SEC on March 15, 2010.
10.54	Supplemental Indenture, dated as of June 14, 2010, by and between GKK Capital LP and The Bank of New York Mellon Trust Company, National Association, as Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, dated June 14, 2010, filed with the SEC on June 17, 2010.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Independent Registered Accounting Firm, filed herewith.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY CAPITAL CORP.
Dated: September 22, 2011	By: /s/ JON W. CLARK Name: Jon W. Clark Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ ROGER M. COZZI Roger M. Cozzi	Chief Executive Officer, (Principal Executive Officer)	September 22, 2011
/s/ JON W. CLARK Jon W. Clark	Chief Financial Officer, (Principal Financial and Accounting Officer)	September 22, 2011
/s/ ALLAN J. BAUM Allan J. Baum	Director	September 22, 2011
/s/ MARC HOLLIDAY Marc Holliday	Director	September 22, 2011
/s/ JEFFREY E. KELTER Jeffrey E. Kelter	Director	September 22, 2011
/s/ PAUL J. KONIGSBERG Paul J. Konigsberg	Director	September 22, 2011
/s/ CHARLES S. LAVEN Charles S. Laven	Director	September 22, 2011