Form 10-Q
period 2011-03-31
GRAMERCY CAPITAL CORP
filed 2011-10-11
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 50,517,365 as of October 7, 2011.

GRAMERCY CAPITAL CORP.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

Gramercy Capital Corp.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
Assets:
Real estate investments, at cost:
Land	$608,195	$608,455
Building and improvements	1,818,923	1,818,012
Other real estate investments	20,318	20,318
Less: accumulated depreciation	(179,741)	(168,333)
Total real estate investments, net	2,267,695	2,278,452

Cash and cash equivalents	212,242	220,777
Restricted cash	126,593	128,806
Pledged government securities, net	91,688	92,918
Loans and other lending investments, net	333	1,512
Investment in joint ventures	2,871	3,650
Tenant and other receivables, net	45,712	44,788
Derivative instruments, at fair value	1	4
Acquired lease assets, net of accumulated amortization of $155,948 and $147,366	301,623	310,207
Deferred costs, net of accumulated amortization of $33,168 and $29,929	8,742	8,156
Other assets	18,131	15,210
Subtotal	3,075,631	3,104,480

Assets of Consolidated Variable Interest Entities ("VIEs"):
Real estate investments, at cost:
Land	26,486	26,486
Building and improvements	19,142	18,970
Less: accumulated depreciation	(333)	(208)
Total real estate investments directly owned	45,295	45,248

Cash and cash equivalents	68	68
Restricted cash	176,852	116,591
Loans and other lending investments, net	1,011,737	1,122,016
Commercial mortgage-backed securities - available for sale	1,042,546	31,889
Commercial mortgage-backed securities - held to maturity	-	973,278
Assets held for sale, net	9,918	28,660
Derivative instruments, at fair value	1,603	1,632
Accrued interest	29,218	29,784
Acquired lease assets, net of accumulated amortization of $428 and $153	5,271	5,546
Deferred costs, net of accumulated amortization of $27,216 and $25,760	13,254	14,744
Other assets	18,639	18,057
Subtotal	2,354,401	2,387,513

Total assets	$5,430,032	$5,491,993

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
Liabilities and Equity:
Liabilities:
Mortgage notes payable	$1,633,785	$1,640,671
Mezzanine notes payable	549,713	549,713
Total secured and other debt	2,183,498	2,190,384

Accounts payable and accrued expenses	50,305	57,688
Dividends payable	17,905	16,114
Accrued interest payable	9,099	6,934
Deferred revenue	150,037	152,601
Below market lease liabilities, net of accumulated amortization of $240,905 and $223,256	673,942	691,592
Leasehold interests, net of accumulated amortization of $8,533 and $7,770	16,294	17,027
Other liabilities	244	734
Subtotal	3,101,324	3,133,074

Non-Recourse Liabilities of Consolidated VIEs:
Collateralized debt obligations	2,631,807	2,682,321
Total secured and other debt	2,631,807	2,682,321

Accounts payable and accrued expenses	3,808	1,438
Accrued interest payable	2,988	4,818
Deferred revenue	187	188
Below market lease liabilities, net of accumulated amortization of $100 and $26	1,482	1,556
Liabilities related to assets held for sale	35	531
Derivative instruments, at fair value	143,348	157,932
Other Liabilities	2,708	3,128
Subtotal	2,786,363	2,851,912

Total liabilities	5,887,687	5,984,986

Commitments and contingencies	-	-

Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 49,992,705 and 49,984,559 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	50	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 4,600,000 shares authorized, 3,525,822 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	85,235	85,235
Additional paid-in-capital	1,078,479	1,078,198
Accumulated other comprehensive loss	(130,687)	(160,785)
Accumulated deficit	(1,491,635)	(1,496,594)
Total Gramercy Capital Corp. stockholders' equity	(458,558)	(493,896)
Non-controlling interest	903	903
Total equity	(457,655)	(492,993)
Total liabilities and equity	$5,430,032	$5,491,993

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
  Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except share and per share data)

	Three months ended March 31,
	2011	2010
Revenues
Rental revenue	$75,601	$78,039
Investment income	40,511	44,251
Operating expense reimbursements	28,281	28,888
Other income	4,321	1,868
Total revenues	148,714	153,046

Expenses
Property operating expenses
Real estate taxes	10,358	10,528
Utilities	10,270	10,210
Ground rent and leasehold obligations	4,827	4,818
Property and leasehold impairments	30	-
Direct billable expenses	1,055	1,314
Other property operating expenses	24,222	19,297
Total property operating expenses	50,762	46,167
Interest expense	50,589	50,269
Depreciation and amortization	18,898	27,689
Management, general and administrative	6,417	7,486
Impairment on commercial mortgage backed securities	-	12,326
Provision for loan losses	17,500	41,160
Total expenses	144,166	185,097

Income (loss) from continuing operations before equity in net loss from unconsolidated joint ventures, provisions for taxes and non-controlling interest	4,548	(32,051)

Equity in net loss of unconsolidated joint ventures	(687)	(1,670)
Income (loss) from continuing operations before provision for taxes, gain on extinguishment of debt and discontinued operations	3,861	(33,721)

Gain on extinguishment of debt	3,656	7,740
Provision for taxes	(70)	(38)
Net income (loss) from continuing operations	7,447	(26,019)
Net income (loss) from discontinued operations	(1,635)	2,590
Net gains from disposals	937	1,041
Net income (loss) from discontinued operations	(698)	3,631
Net income (loss)	6,749	(22,388)
Net income attributable to non-controlling interests	-	(44)
Net income (loss) attributable to Gramercy Capital Corp.	6,749	(22,432)
Accrued preferred stock dividends	(1,790)	(2,336)
Net income (loss) available to common stockholders	$4,959	$(24,768)

Basic earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$0.11	$(0.56)
Net income (loss) from discontinued operations	(0.01)	0.06
Net income (loss) available to common stockholders	$0.10	$(0.50)

Diluted earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$0.11	$(0.56)
Net income (loss) from discontinued operations	(0.01)	0.06
Net income (loss) available to common stockholders	$0.10	$(0.50)
Basic weighted average common shares outstanding	49,992,132	49,896,278
Diluted weighted average common shares and common share equivalents outstanding	50,718,574	49,896,278

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statement of Stockholders’ Equity and Non-controlling Interests
(Unaudited, amounts in thousands, except share data)

	Common Stock		Series A	Additional Paid-	Accumulated Other Comprehensive Income	Accumulated	Total Gramercy	Non-controlling		Comprehensive
	Shares	Par Value	Preferred Stock	In-Capital	(Loss)	Deficit	Capital Corp.	Interest	Total	Income (Loss)
Balance at December 31, 2010	49,984,559	$50	$85,235	$1,078,198	$(160,785)	$(1,496,594)	$(493,896)	$903	$(492,993)
Net income (loss)	-	-	-	-	-	6,749	6,749	-	6,749	$6,749
Change in net unrealized loss on derivative instruments	-	-	-	-	14,842	-	14,842	-	14,842	14,842
Reclassification adjustments of net unrealized gain on securities previously classified as held-to-maturity, net	-	-	-	-	15,256	-	15,256	-	15,256	15,256
Issuance of stock - stock purchase plan	152	-	-	-	-	-	-	-	-	-
Stock based compensation - fair value	7,994	-	-	281	-	-	281	-	281	-
Dividends accrued on preferred stock	-	-	-	-	-	(1,790)	(1,790)	-	(1,790)	-
Balance at March 31, 2011	49,992,705	$50	$85,235	$1,078,479	$(130,687)	$(1,491,635)	$(458,558)	$903	$(457,655)	$36,847

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three months ended March 31,
	2011	2010
Operating Activities:
Net income (loss)	$6,749	$(22,388)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	20,409	29,407
Amortization of leasehold interests	(763)	(685)
Amortization of acquired leases to rental revenue	(15,886)	(16,851)
Amortization of deferred costs	2,954	2,027
Amortization of discount and other fees	(8,433)	(5,876)
Payment of capitalized tenant leasing costs	(648)	(274)
Straight-line rent adjustment	(775)	7,258
Non-cash impairment charges	364	12,583
Net gain on sale of properties and lease terminations	(937)	(1,041)
Equity in net (income) loss of joint ventures	687	(1,116)
Gain on extinguishment of debt	(3,656)	(7,740)
Amortization of stock compensation	281	278
Provision for loan losses	17,500	41,160
Changes in operating assets and liabilities:
Restricted cash	2,389	1,720
Tenant and other receivables	1,350	(6,372)
Accrued interest	167	(3,093)
Other assets	(3,070)	(7,066)
Accounts payable, accrued expenses and other liabilities	(5,441)	(5,570)
Deferred revenue	(3,676)	4,039
Net cash provided by operating activities	9,565	20,400

Investing Activities:
Capital expenditures and leasehold costs	(1,023)	(5,312)
Deferred investment costs	1,592	-
Proceeds from sale of real estate	18,268	16,272
New investment originations and funded commitments	(24,673)	(3,182)
Principal collections on investments	119,886	57,404
Investment in commercial mortgage-backed securities	(17,926)	(16,764)
Investment in joint venture	93	14
Change in accrued interest income	(18)	(41)
Sale of marketable investments	1,790	1,554
Change in restricted cash from investing activities	919	(1,912)
Net cash provided by investing activities	98,908	48,033

Financing Activities:
Repayment of unsecured credit facility	-	(85)
Repayment of mortgage notes	(5,955)	(5,880)
Purchase of interest rate caps	-	(2,442)
Repayments of collateralized debt obligations	(40,451)	(1,793)
Repurchase of collateralized debt obligations	(6,721)	(11,260)
Deferred financing costs and other liabilities	(3,700)	(6,330)
Change in restricted cash from financing activities	(60,181)	(51,542)
Net cash used in financing activities	(117,008)	(79,332)
Net decrease in cash and cash equivalents	(8,535)	(10,899)
Cash and cash equivalents at beginning of period	220,845	138,345
Cash and cash equivalents at end of period	$212,310	$127,446

Non-cash activity:
Defered gain and other non-cash activity related to derivatives	$14,842	$-

Supplemental cash flow disclosures:
Interest paid	$46,581	$58,458
Income taxes paid	$898	$123

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

1. Business and Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a self-managed, integrated, commercial real estate finance and property management and investment company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. The Company’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. The Company’s property management and investment business, which operates under the name Gramercy Realty, historically focused on the acquisition and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are, for the most part, deposit-taking commercial banks, thrifts and credit unions, which the Company generally refers to as “banks.” The Company’s portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wells Fargo Bank National Association (formerly Wachovia Bank, National Association), or Wells Fargo Bank, Regions Financial Corporation, or Regions Financial and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company’s commercial real estate finance and property investment businesses are conducted. At March 31, 2011 and December 31, 2010, SL Green Operating Partnership, L.P., or SL Green OP, a wholly-owned subsidiary of SL Green Realty Corp (NYSE: SLG), or SL Green, owned approximately 10.7% of the outstanding shares of the Company’s common stock.

Substantially all of the Company’s operations are conducted through GKK Capital LP, a Delaware limited partnership, or the Operating Partnership. The Company, as the sole general partner, has responsibility and discretion in the management and control of the Operating Partnership. Accordingly, the Company consolidates the accounts of the Operating Partnership. The Company qualified as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with its taxable year ended December 31, 2004 and the Company expects to qualify for the current fiscal year. To maintain the Company’s qualification as a REIT, the Company plans to distribute at least 90% of taxable income, if any. The Operating Partnership conducts its finance business primarily through the use of two private REITs, Gramercy Investment Trust and Gramercy Investment Trust II and its commercial real estate investment and property management business through various wholly owned entities.

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

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into a collateral transfer and settlement agreement, or the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to Gramercy Realty’s senior mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan, and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of Gramercy Realty’s assets on behalf of such mezzanine lenders for a fixed fee plus incentive fees. In July 2011, the Company’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred to the mezzanine lenders, the Company’s total assets and liabilities are expected to decline substantially. The transition of Gramercy Realty’s business and the effects of these changes on the Company’s Condensed Consolidated Financial Statements are expected to be completed by December 31, 2011.

As of March 31, 2011, Gramercy Finance held loans and other lending investments and CMBS of $2,054,616, net of unamortized fees, discounts, unfunded commitments, reserves for loan losses and other adjustments, with an average spread to 30-day LIBOR of 408 basis points for its floating rate investments, and an average yield of approximately 7.65% for its fixed rate investments. As of March 31, 2011, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, and seven interests in real estate acquired through foreclosures.

As of March 31, 2011, Gramercy Realty’s portfolio consisted of 621 bank branches, 321 office buildings and two land parcels, of which 52 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 25,289,626 rentable square feet and its unconsolidated properties aggregated approximately 237,172 rentable square feet. As of March 31, 2011, the occupancy of Gramercy Realty’s consolidated properties was 82.4% and the occupancy for its unconsolidated properties was 100.0%. As of March 31, 2011, the weighted average remaining term of Gramercy Realty’s leases was 8.3 years and approximately 70.4% of its base revenue was derived from net leases. Gramercy Realty’s two largest tenants are Bank of America, N.A., or Bank of America, and Wells Fargo Bank National Association (formerly Wachovia Bank National Association), or Wells Fargo Bank, and as of March 31, 2011, they represented approximately 40.6% and 15.4%, respectively, of the rental income of the Company’s portfolio and occupied approximately 42.7% and 16.6%, respectively, of Gramercy Realty’s total rentable square feet.

The Company relies on the credit and equity markets to finance and grow its business.  Despite signs of improvement in 2010 and to date in 2011, market conditions remained difficult for the Company with limited, if any, availability of new debt or equity capital. The Company’s stock price remained low and the Company currently has limited, if any,  access to the public or private equity capital markets. In this environment, the Company has sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing our loan portfolio to encourage repayments as well as reducing capital and overhead expenses, and as a result, the Company has engaged in limited new investment activity, other than reinvestment of available restricted cash within our CDOs. Nevertheless, the Company remains committed to identifying and pursuing strategies and transactions that could preserve or improve cash flows to the Company from its CDOs, increase the Company’s net asset value per share of common stock, improve the Company’s future access to capital or otherwise potentially create value for the Company’s stockholders.

Basis of Quarterly Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, it does not include all of the information and footnotes required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2011 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

 Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

2. Significant Accounting Policies

Reclassification

For purposes of comparability, certain prior-year amounts have been reclassified to conform to the current-year presentation for assets classified as discontinued operations.

 Principles of Consolidation

The Condensed Consolidated Financial Statements include the Company’s accounts and those of the Company’s subsidiaries, which are wholly-owned or controlled by the Company, or entities which are variable interest entities, or VIEs, in which the Company is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of entity’s equity investment at risk to absorb losses, and determined that the Company is the primary beneficiary for three VIEs and has included the accounts of these entities in the Condensed Consolidated Financial Statements.  All significant intercompany balances and transactions have been eliminated.  Entities which the Company does not control and entities which are VIEs, but where the Company is not the primary beneficiary, are accounted for as investments in joint ventures or as investments in CMBS.

Variable Interest Entities

The following is a summary of the Company’s involvement with VIEs as of March 31, 2011:

	Company carrying value-assets		Company carrying value- liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
CDOs	$2,354,401		$2,786,363	$3,040,878	$3,024,825
Unconsolidated VIEs
CMBS-controlling class	$-	(1)	$-	$633,654	$633,654

(1)   CMBS are assets held by the CDOs classified on the Condensed Consolidated Balance Sheet as an Asset of Consolidated VIEs.

Consolidated VIEs

As of March 31, 2011, the Condensed Consolidated Balance Sheet includes $2,354,401 of assets and $2,786,363 of liabilities related to three consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, the Company’s net exposure to loss from investments in these entities is limited to its beneficial interests in these VIEs.

 Collateralized Debt Obligations

The Company currently consolidates three collateralized debt obligations, or CDOs, which are VIEs.  These CDOs invest in commercial real estate debt instruments, the majority of which the Company originated within the CDOs, and are financed by the debt and equity issued. The Company is named as collateral manager of all three CDOs. As a result of consolidation, the Company’s subordinate debt and equity ownership interests in these CDOs have been eliminated, and the Condensed Consolidated Balance Sheets reflect both the assets held and debt issued by these CDOs to third parties. Similarly, the operating results and cash flows include the gross amounts related to the assets and liabilities of the CDOs, as opposed to the Company’s net economic interests in these CDOs.  Refer to Note 6 for further discussion of fees earned related to the management of the CDOs.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

The Company’s interest in the assets held by these CDOs is restricted by the structural provisions of these entities, and the recovery of these assets will be limited by the CDOs’ distribution provisions, which are subject to change due to non-compliance with covenants, which are described further in Note 6. The liabilities of the CDO trusts are non-recourse, and can generally only be satisfied from the respective asset pool of each CDO.

The Company is not obligated to provide any financial support to these CDOs. As of March 31, 2011, the Company has no exposure to loss as a result of the investment in these CDOs.  Since the Company is the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, the Company has concluded that it is the primary beneficiary of the CDOs.

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

The Company is not obligated to provide, nor has it provided, any financial support to these entities. Substantially all of the Company’s securities portfolio, with an aggregate face amount of $1,246,650 is financed by the Company’s CDOs, and the Company’s exposure to loss is therefore limited to its interests in these consolidated entities described above. The Company has not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, the Company does not directly control the activities that most significantly impact the VIEs’ economic performance.

The Company further analyzed its investment in controlling class CMBS to determine if it was the primary beneficiary.  At March 31, 2011, the Company owned securities of one controlling non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, with a carrying value of $0. The total par amount of CMBS issued by the Trust was $633,654.

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

At March 31, 2011, the Company’s maximum exposure to loss as a result of its investment in this Trust totaled $0, which equals the book value of this investment as of March 31, 2011.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are both protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of March 31, 2011 and December 31, 2010, the Company had investments of $2,871 and $3,650 in joint ventures, respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at March 31, 2011 consists of $173,849 on deposit with the trustee of the Company’s CDOs. The remaining balance consists of $52,117 held as collateral for letters of credit, $1,923 of interest reserves held on behalf of borrowers and $75,556 which represents amounts escrowed pursuant to mortgage agreements securing the Company’s real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Assets Held-for-Sale

Real Estate and CTL Investments Held- for- Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as ‘discontinued operations.’ As of March 31, 2011, and December 31, 2010, the Company had real estate investments held-for-sale of $9,918 and $28,660, respectively. The Company recorded impairment charges of $334 and $257 for the three months ended March 31, 2011 and 2010, respectively, related to real estate investments classified as held-for-sale, which are included in net income (loss) from discontinued operations.

None of the properties that serve as collateral for the Goldman Mortgage and Goldman Mezzanine Loans met the criteria to be classified as held-for-sale as of March 31, 2011 and December 31, 2010. These properties do not meet the criteria to be classified as held-for-sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of these properties are included in the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 and their results of operations are presented as part of continuing operations in the Condensed Consolidated Statements of Operations for all periods presented. The assets and liabilities of these properties will be removed from the Condensed Consolidated Balance Sheet and the results of operations will be reclassified to discontinued operations in the Condensed Consolidated Statements of Operations upon the ultimate disposition of each property.

Loans and Other Lending Investments Held- For-Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held-for-sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of March 31, 2011 and December 31, 2010, the Company had no loans and other lending investments designated as held-for-sale.

 Commercial Mortgage-Backed Securities

The Company designates its CMBS investments on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the Condensed Consolidated Statements of Operations using the level yield method.  CMBS securities that the Company may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses and (ii) the amount related to all other factors.  The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected, discounted at the investment’s current yield, and is charged against earnings on the Condensed Consolidated Statements of Operations.  This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including key terms of the securities and the effect of local, industry and broader economic trends. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the Condensed Consolidated Balance Sheet.  The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

On a quarterly basis, when significant changes in estimated cash flows from the cash flow previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting charge against earnings and a new cost basis is established. The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income. No other-than-temporary impairments were recognized during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company recognized an other-than-temporary impairment of $12,326 due to an adverse change in expected cash flows related to credit losses for six CMBS investments which are recorded in impairment on loans held-for-sale and CMBS in the Company’s Condensed Consolidated Statement of Operations.

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

Pledged Government Securities

The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. The Company does not intend to sell the securities and believes it is more likely than not that it will realize the full amortized cost basis of the securities over their remaining life. These securities had a carrying value of $91,688 and $92,918, a fair value of $94,879 and $96,729 and unrealized gains of $3,191 and $3,811 at March 31, 2011 and December 31, 2010, respectively, and have maturities that extend through November 2013.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of March 31, 2011 and December 31, 2010, were $5,351 and $5,440, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the Condensed Consolidated Statements of Operations.

   Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

Intangible Assets

As of March 31, 2011 and December 31, 2010, the Company’s intangible assets and acquired lease obligations were comprised of the following:

	March 31, 2011	December 31, 2010
Intangible assets:
In-place leases, net of accumulated amortization of $121,405 and $114,383	$240,998	$248,021
Above-market leases, net of accumulated amortization of $34,972 and $33,136	65,896	67,732
Total intangible assets	$306,894	$315,753

Intangible liabilities:
Below-market leases, net of accumulated amortization of $241,005 and $223,282	$675,424	$693,148
Total intangible liabilities	$675,424	$693,148

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments. The less judgment utilized in measuring fair value of financial instruments, such as with readily available active quoted prices or for which fair value can be measured from actively quoted prices in active markets. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Impacted by a number of factors, pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.

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
March 31, 2011

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

For a further discussion regarding the measurement of financial instruments see Note 9, “Fair Value of Financial Instruments.”

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and subsequent cash receipts are applied to principal or recognized as income when received. At March 31, 2011, the Company had one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. At December 31, 2010, the Company had one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At March 31, 2011, the Company had four first mortgage loans with an aggregate carrying value of $117,609, three mezzanine loans with an aggregate carrying value of $24,914, and one second mortgage loan with a carrying value of $5,263 classified as sub-performing.  At December 31, 2010, one first mortgage loan with a carrying value of $13,222 and two mezzanine loans with an aggregate carrying value of $9,826 were classified as sub-performing.

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

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb losses. During the three months ended March 31, 2011, the Company incurred charge-offs totaling $403 relating to realized losses on one loan. During the year ended December 31, 2010, the Company incurred charge-offs totaling $239,078 relating to realized losses on ten loans. The Company maintained a reserve for loan losses of $280,613 against 21 separate investments with an aggregate carrying value of $460,658 as of March 31, 2011 and a reserve for loan losses of $263,516 against 19 separate investments with an aggregate carrying value of $438,541 as of December 31, 2010.

Stock-Based Compensation Plans

The Company has a stock-based compensation plan, described more fully in Note 10. The Company accounts for this plan using the fair value recognition provisions.

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
March 31, 2011

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period.

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2011 and 2010:

	2011	2010
Dividend yield	5.9%	5.7%
Expected life of option	5.0 years	5.0 years
Risk free interest rate	2.02%	2.65%
Expected stock price volatility	105.0%	75.0%

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

All hedges held by the Company are deemed effective based upon the hedging objectives established by the Company’s corporate policy governing interest rate risk management. The effect of the Company’s derivative instruments on its financial statements is discussed more fully in Note 12.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

Income Taxes

The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income, if any, to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company is subject to certain state and local taxes. The Company’s taxable REIT subsidiaries, or TRSs, are subject to U.S. federal, state and local income taxes.

 For the three months ended March 31, 2011 and 2010, the Company recorded $70 and $38 of income tax expense, respectively. Tax expense for the three months ended March 31, 2011 and 2010 is comprised entirely of state and local taxes.

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

Three investments accounted for approximately 20.2% of the total carrying value of the Company’s loan and other lending investments as of March 31, 2011 compared to four investments which accounted for approximately 24.2% of the total carrying value of the Company’s loan and other lending investments as of December 31, 2010. Six investments accounted for approximately 17.0% of the revenue earned on the Company’s loan and other lending investments for the three months ended March 31, 2011, compared to six investments which accounted for approximately 17.3% of the revenue earned on the Company’s loan and other lending investments for the three months ended March 31, 2010. The largest sponsor accounted for approximately 10.5% and 10.7% of the total carrying value of the Company’s loan and other lending investments as of March 31, 2011 and December 31, 2010, respectively. The largest sponsor accounted for approximately 6.3% of the revenue earned on the Company’s loan and other lending investments for the quarter ended March 31, 2011, compared to approximately 5.0% of the revenue earned on the Company’s loan and other lending investments for the quarter ended March 31, 2010.

Additionally, two tenants, Bank of America and Wells Fargo Bank, accounted for approximately 40.6% and 15.4% of the Company’s rental revenue for the three months ended March 31, 2011, respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

Recently Issued Accounting Pronouncements

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

3. Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company’s loans, other lending investments and CMBS investments as of March 31, 2011 and December 31, 2010, were as follows:

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR (2)
	2011	2010	2011	2010	2011	2010	2011	2010
Whole loans, floating rate	$633,010	$659,095	62.5%	58.7%	-	-	352 bps	330 bps
Whole loans, fixed rate	132,325	132,268	13.1%	11.8%	7.16%	7.16%	-	-
Subordinate interests in whole loans, floating rate	30,522	75,066	3.0%	6.7%	-	-	614 bps	297 bps
Subordinate interests in whole loans, fixed rate	46,465	46,468	4.6%	4.1%	6.01%	6.01%	-	-
Mezzanine loans, floating rate	112,594	152,349	11.1%	13.5%	-	-	730 bps	754 bps
Mezzanine loans, fixed rate	49,645	48,828	4.9%	4.3%	12.74%	12.69%	-	-
Preferred equity, floating rate	5,224	5,224	0.5%	0.5%	-	-	350 bps	350 bps
Preferred equity, fixed rate	2,285	4,230	0.2%	0.4%	7.22%	7.25%	-	-
Subtotal/ Weighted average	1,012,070	1,123,528	100.0%	100.0%	8.13%	8.09%	417 bps	400 bps
CMBS, floating rate	48,940	50,798	4.7%	5.1%	-	-	399 bps	394 bps
CMBS, fixed rate	993,606	954,369	95.3%	94.9%	7.54%	8.37%	-	-
Subtotal/ Weighted average	1,042,546	1,005,167	100.0%	100.0%	7.54%	8.37%	399 bps	394 bps
Total	$2,054,616	$2,128,695	100.0%	100.0%	7.65%	8.32%	408 bps	400 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

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

Quarterly, the Company evaluates its loans for instances where specific valuation allowances are necessary, as described in Note 2. As a component of the Company's quarterly policies and procedures for loan valuation and risk assessment, each loan is assigned a risk rating. Individual ratings range from one to six, with one being the lowest risk and six being the highest risk. Each credit risk rating has benchmark guidelines which pertain to debt-service coverage ratios, loan-to-value ("LTV") ratio, borrower strength, asset quality, and funded cash reserves. Other factors such as guarantees, market strength, remaining loan term, and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan. Loans with a risk rating of one to three have characteristics of a lower risk loan and such loans are generally expected to perform through maturity.  Loans with a risk rating of four to five generally have characteristics of a higher risk loan and may indicate instances of a higher likelihood of a contractual default or expectation of a principal loss. Loans with a risk rating of six are non-performing and often times have been fully reserved.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

A summary of the Company’s loans by loan class as of March 31, 2011 and December 31, 2010 are as follows:

	Risk Ratings as of March 31, 2011
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole Loans	9	$364,844	$354,315	20	$541,878	$411,021
Subordinate Mortgage Interests (1)	4	46,537	46,465	4	90,757	30,522
Mezzanine Loans	1	39,700	37,700	9	175,277	124,539
Preferred Equity	-	-	-	2	60,716	7,508

Total	14	$451,081	$438,480	35	$868,628	$573,590

(1) Includes one Interest-Only Strip.

	Risk Ratings as of December 31, 2010
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole Loans	11	$412,837	$403,265	18	$504,229	$388,098
Subordinate Mortgage Interests (1)	6	96,145	96,073	3	85,494	25,461
Mezzanine Loans	2	39,979	40,342	10	214,151	160,835
Preferred Equity	-	-	-	2	60,668	9,454

Total	19	$548,961	$539,680	33	$864,542	$583,848

(1) Includes one Interest-Only Strip.

As of March 31, 2011, the Company’s loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing		Current Carrying Value (In thousands)		% of Total
2011 (April 1 - December 31)	23	(1)	$255,214		25.3%
2012	11		337,748		33.4%
2013	5		184,650		18.2%
2014	3		53,605		5.3%
2015	3		50,889		5.0%
Thereafter	4		129,964		12.8%
Total	49		$1,012,070		100.0%

Weighted average maturity			2.1 years	(2)

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

(1)	Of the loans maturing in 2011, five investments with a carrying value of $60,968 have extension options, which may be subject to performance criteria.

(2)
The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the three months ended March 31, 2011 and 2010, the Company’s investment income from loans, other lending investments and CMBS investments, was generated by the following investment types:

	Three months ended March 31, 2011		Three months ended March 31, 2010
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$11,774	29.1%	$16,856	38.1%
Subordinate interests in whole loans	1,529	3.8%	693	1.6%
Mezzanine loans	5,662	14.0%	7,061	16.0%
Preferred equity	720	1.8%	671	1.5%
CMBS	20,826	51.3%	18,970	42.8%
Total	$40,511	100.0%	$44,251	100.0%

   At March 31, 2011 and December 31, 2010, the Company’s loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	March 31, 2011		December 31, 2010
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$396,770	39.2%	$497,030	44.2%
West	262,713	26.0%	277,478	24.7%
South	112,467	11.1%	119,841	10.7%
Mid-Atlantic	102,659	10.1%	116,495	10.4%
Various (1)	57,163	5.6%	32,365	2.9%
Midwest	50,261	5.0%	50,298	4.4%
Southwest	30,037	3.0%	30,021	2.7%
Total	$1,012,070	100.0%	$1,123,528	100.0%

(1) Includes interest-only strips.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

At March 31, 2011 and December 31, 2010, the Company’s loans and other lending investments, excluding CMBS investments, by property type were as follows:

	March 31, 2011		December 31, 2010
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$413,293	40.8%	$425,773	37.9%
Hotel	180,710	17.9%	184,306	16.4%
Retail	130,105	12.9%	202,090	18.0%
Land - Commercial	118,306	11.7%	143,589	12.8%
Multifamily	52,507	5.2%	54,488	4.8%
Industrial	40,446	4.0%	47,784	4.3%
Other (1)	30,522	3.0%	5,953	0.5%
Mixed-Use	28,628	2.8%	28,622	2.5%
Condominium	17,553	1.7%	30,923	2.8%
Total	$1,012,070	100.0%	$1,123,528	100.0%

(1) Includes interest-only strips.

The Company recorded provisions for loan losses of $17,500 and $41,160 for the three months ended March 31, 2011 and 2010, respectively.  These provisions represent increases in loan loss reserves based on management’s estimates considering delinquencies, loss experience, collateral quality by individual asset or category of asset and modifications that resulted in troubled debt restructurings.

For the three months ended March 31, 2011, the Company incurred charge-offs of $403 related to realized losses on one loan investment. During the year ended December 31, 2010, the Company incurred charge-offs totaling $239,078 related to ten loan investments.

The interest income recognized from impaired loans during the time within the financial statement period that they were impaired or reserved for was $8,435 and $11,956 for the three months ended March 31, 2011 and 2010, respectively.

Changes in the reserve for loan losses were as follows:

	Whole loans	Subordinate interest in whole loans	Mezzanine loans	Preferred equity	Total
Reserve for loan losses, December 31, 2010	$126,823	$45,585	$39,708	$51,400	$263,516
Additional provision for loan losses	15,500	-	-	2,000	17,500
Charge-offs	(403)	-	-	-	(403)
Reserve for loan losses, March 31, 2011	$141,920	$45,585	$39,708	$53,400	$280,613

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

As of March 31, 2011 and 2010, the Company’s recorded investments in impaired loans were as follows:

	For the three months ended March 31, 2011			For the three months ended March 31, 2011
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Unpaid Recorded Investment (1)	Investment Income Recognized
Whole loans	$491,590	$352,583	$141,920	$374,726	$4,845
Subordinate interests in whole loans	50,704	5,119	45,585	5,090	57
Mezzanine loans	157,067	95,448	39,708	95,034	2,813
Preferred equity	60,716	7,508	53,400	8,993	720

	$760,077	$460,658	$280,613	$483,843	$8,435

(1) Represents the average of the month end balances for the three months ended March 31, 2011.

	For the twelve months ended December 31, 2010			For the three months ended March 31, 2010
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Unpaid Recorded Investment (1)	Investment Income Recognized
Whole loans	$506,211	$382,272	$126,823	$535,056	$9,513
Subordinate interests in whole loans	50,647	5,062	45,585	-	-
Mezzanine loans	156,161	94,312	39,708	61,129	1,742
Preferred equity	60,668	9,454	51,400	32,648	701

	$773,687	$491,100	$263,516	$628,833	$11,956

(1) Represents the average of the month end balances for the three months ended March 31, 2010.

As of March 31, 2011 and December 31, 2010, the Company’s non-performing loans by class were as follows:

	As of March 31, 2011
	Number of Investments	Carrying value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Whole loans	-	$-	$-	$-
Subordinate interests in whole loans	2	-	-	-
Mezzanine loans	-	-	-	-
Preferred equity	-	-	-	-

Total	2	$-	$-	$-

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

	As of December 31, 2010
	Number of Investments	Carrying value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Whole loans	-	$-	$-	$-
Subordinate interests in whole loans	2	-	-	-
Mezzanine loans	-	-	-	-
Preferred equity	-	-	-	-

Total	2	$-	$-	$-

At March 31, 2011, the Company did not have any loans contractually past due 90 days or more that are still accruing interest.  Also, the Company had no unfunded commitments on modified loans which were considered “troubled debt restructurings.” As of March 31, 2011 and December 31, 2010, there were no loans for which the collateral securing the loan was less than the carrying value of the loan for which the Company did not record a provision for loan loss.

In order to maintain flexibility and liquidity, and to improve risk adjusted returns in the Company’s three CDOs, the Company has concluded that as of March 31, 2011, it no longer can express the intent and ability to hold its CMBS investments through maturity.  As a result, as of March 31, 2011, the Company has designated all of its CMBS investments as available-for-sale and accordingly such CMBS are carried on the Condensed Consolidated Balance Sheet at fair value as of March 31, 2011. Changes in fair value are not necessarily indicative of current or future changes in cash flow, which are based on actual delinquencies, defaults and sales of the underlying collateral, and therefore are not recognized in earnings. Changes in fair value are reflected in the Statement of Stockholders’ Equity and Non-controlling Interests. The Company continues to monitor all of its CMBS investments for other-than-temporary impairments.

The following is a summary of the Company’s CMBS investments at March 31, 2011:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Available for sale:
Floating rate CMBS	3	$53,500	$51,226	$48,940	$189	$(2,476)
Fixed rate CMBS	107	1,193,150	974,081	993,606	119,664	(100,139)
Total	110	$1,246,650	$1,025,307	$1,042,546	$119,853	$(102,615)

The following is a summary of the Company’s CMBS investments at December 31, 2010:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain		Gross Unrealized Loss
Held to maturity:
Floating rate CMBS	2	$48,500	$47,698	$43,650	$-		$(4,048)
Fixed rate CMBS	97	1,133,574	925,580	825,275	96,428		(196,733)
Available for Sale:
Floating rate CMBS	1	5,000	3,100	3,100	-		-
Fixed rate CMBS	8	43,444	26,806	28,789	1,983	(1)	-
Total	108	$1,230,518	$1,003,184	$900,814	$98,411		$(200,781)

(1) Included in Other Comprehensive Income.

 Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

 The following table shows the Company’s fair value unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011.

	Less than 12 Months		12 Months or More		Total
Description	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Floating rate CMBS	$-	$-	$45,590	$(2,476)	$45,590	$(2,476)
Fixed rate CMBS	19,449	(553)	638,634	(99,586)	658,083	(100,139)
Total temporarily impaired securities	$19,449	$(553)	$684,224	$(102,062)	$703,673	$(102,615)

As of March 31, 2011, the Company’s CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Amortized Cost	Percent of Total Carrying Value	Fair Value	Percent of Total Fair Value
Available for Sale:
Less than 1 year	2	$48,066	4.7%	$45,590	4.4%
1 - 5 years	28	155,558	15.2%	187,273	18.0%
5 - 10 years	80	821,684	80.1%	809,683	77.7%
Total	110	$1,025,308	100.0%	$1,042,546	100.0%

The following is a summary of the underlying credit ratings of the Company’s CMBS investments at March 31, 2011 and December 31, 2010 (for split-rated securities, the higher rating was used):

	March 31, 2011		December 31, 2010
	Carrying Value	Percentage	Carrying Value	Percentage
Investment grade:
AAA	$62,596	6.0%	$51,590	5.1%
AA	52,322	5.0%	76,484	7.6%
AA-	78,642	7.5%	67,717	6.7%
A+	3,870	0.4%	2,103	0.2%
A	45,575	4.4%	57,314	5.7%
A-	7,973	0.8%	-	-
BBB+	47,164	4.5%	29,775	3.0%
BBB	78,729	7.6%	57,663	5.7%
BBB-	167,159	16.0%	166,843	16.6%
Total investment grade	544,030	52.2%	509,489	50.6%
Non-investment grade:
BB+	43,517	4.2%	69,733	6.9%
BB	91,018	8.7%	97,261	9.7%
BB-	159,209	15.3%	138,680	13.8%
B+	161,992	15.5%	153,970	15.3%
B	16,431	1.6%	5,160	0.6%
B-	3,689	0.4%	30,613	3.1%
CCC+	22,660	2.2%	261	-
Total non-investment grade	498,516	47.8%	495,678	49.4%

Total	$1,042,546	100.0%	$1,005,167	100.0%

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment. The Company’s unrealized losses are primarily the result of market factors other than credit impairment, which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there has not been an adverse change in expected cash flows related to credit losses for CMBS investments. No other-than-temporary impairments were recognized during the three months ended March 31, 2011 and 2010, respectively. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans, (ii) current subordination levels for individual loans which serve as collateral under the Company’s securities, and (iii) current subordination levels for the securities themselves. The Company’s assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company’s expectation to recover book value, is the basis for its conclusion the remainder of these investments are not other-than-temporarily impaired, despite the difference between the carrying value and the fair value. The Company has considered rating downgrades in its evaluation, it believes that the book value of its CMBS investments is recoverable at March 31, 2011. The Company attributes the current difference between carrying value and market value to current market conditions including a decrease in demand for structured financial products and commercial real estate. The Company has concluded that it is not likely that it will be required to sell the securities before recovering the amortized cost basis; however the Company may choose to sell selected CMBS investments, which are held as available for sale as of March 31, 2011, in order to maximize risk adjusted returns in its CDOs.

In connection with a preferred equity investment which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company was previously a preferred equity investor, in the event of a borrower default under such loan. The loan matures in 2012. This guarantee in the event of a borrower default under such loan is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on the Condensed Consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income is recorded. The Company’s maximum exposure under this guarantee is approximately $1,360 and $1,366 as of March 31, 2011 and December 31, 2010, respectively. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

4. Dispositions and Assets Held-for-Sale

During the three months ended March 31, 2011 and 2010, the Company sold three and seven properties and one sub-parcel for net sales proceeds of $18,268 and $16,272, respectively. The sales transactions resulted in gains totaling $937 and $1,041 for the three months ended March 31, 2011 and 2010, respectively.

The Company separately classifies properties held-for-sale in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. In the normal course of business, the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held-for-sale or classify a property that was designated as held-for-sale back to held for investment. As of March 31, 2011 and December 31, 2010, the Company did not reclassify any properties previously identified as held-for-sale to held for investment.

The Company classified one and two properties as held-for-sale as of March 31, 2011 and December 31, 2010.  The following table summarizes information for these properties:

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

	March 31, 2011	December 31, 2010
Assets held for sale:
Real estate investments, at cost:
Land	$9,911	$15,142
Building and improvement	-	11,612
Total real estate investments, at cost	9,911	26,754
Less: accumulated depreciation	-	(202)
Real estate investments held for sale, net	9,911	26,552
Accrued interest and receivables	-	398
Other Assets	7	1,710
Total assets held for sale	$9,918	$28,660

Liabilities related to assets held for sale:
Accrued expenses	$35	$474
Deferred revenue	-	57
Total liabilities related to assets held for sale:	35	531
Net assets held for sale	$9,883	$28,129

The following operating results of the assets held-for-sale as of March 31, 2011, and the assets sold during the three months ended March 31, 2011, and 2010 are included in discontinued operations for all periods presented:

	Three months ended March 31,
	2011	2010
Operating Results:
Revenues	$295	$2,075
Operating expenses	(1,651)	(1,188)
Marketing, general and administrative	(227)	-
Interest expense	(49)	(953)
Depreciation and amortization	(3)	(130)
Equity in net income from unconsolidated joint venture	-	2,786
Net income (loss) from operations	(1,635)	2,590
Income (loss) on sale of unconsolidated joint venture interests	-	-
Net gains from disposals	937	1,041
Net income (loss) from discontinued operations	$(698)	$3,631

Subsequent to March 31, 2011, the Company entered into an agreement of sale on three properties for approximately $3,467 with a total carrying value of $1,786 as of March 31, 2011, and net loss of $27 for the three months ended March 31, 2011.

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

 5. Investments in Joint Ventures

At March 31, 2011 and December 31, 2010, the carrying values of the Company’s joint venture investments were as follows:

			Carrying Value
	Ownership Interest		March 31, 2011	December 31, 2010
Unconsolidated Joint Ventures:
200 Franklin Square Drive, Somerset, New Jersey	25.0%		$684	$746
Citizens Portfolio	various	(1)	2,187	2,904
Total			$2,871	$3,650

(1) The Company has a 99% ownership interest in 52 properties and sold its 1% ownership interest in two properties in January 2011.

For the three months ended March 31, 2011 and 2010, the Company’s pro rata share of net income (loss) of the joint ventures were as follows:

	Three Months Ended
Joint Ventures	March 31, 2011	March 31, 2010
200 Franklin Square Drive, Somerset, New Jersey	$30	$30
2 Herald Square, New York, New York (1)	-	1,263
885 Third Avenue, New York, New York (2)	-	1,523
Citizens Portfolio	(717)	(657)
Whiteface, Lake Placid, New York (3)	-	(1,043)
Total before discontinued operations	(687)	1,116
Less discontinued operations	-	(2,786)
Total	$(687)	$(1,670)

(1) In December 2010, the Company sold its 45% interest for a loss of $11,885 which is included in discontinued operations.
(2) In December 2010, the Company sold its 45% interest for a loss of $15,407 which is included in discontinued operations.
(3) In July 2010, the Company purchased the remaining 60% interest from the joint venture partner. In connection with the acquisition, the Company controls 100% of the joint venture's interest and has consolidated its accounts.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

6. Collateralized Debt Obligations

The Company’s loans and other investments serve as collateral for the Company’s CDO securities, and the income generated from these investments is used to fund interest obligations of the Company’s CDO securities and the remaining income, if any, is retained by the Company. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained in its CDOs and to receive the subordinate collateral management fee earned. If some or all of the Company’s CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and the Company may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of July 2011, the most recent distribution date, the Company’s 2005 and 2006 CDOs were in compliance with their interest coverage and asset overcollateralization covenants; however the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDOs to fall out of compliance. The Company expects that the overcollateralization test for the 2005 CDO will fail at the October 2011 distribution date. The Company’s 2005 CDO failed its overcollateralization test at the April 2011 and January 2011 distribution dates and its 2007 CDO failed its overcollateralization test at the August 2011, May 2011 and February 2011 distribution dates.

During the three months ended March 31, 2011 and 2010, the Company repurchased, at a discount, $10,400 and $19,000, respectively, of notes previously issued by one of the Company’s three CDOs. The Company recorded a net gain on the early extinguishment of debt of $3,656 and $7,740, for the three months ended March 31, 2011 and 2010, respectively.

7. Debt Obligations

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of March 31, 2011, 944 (including 52 properties held by an unconsolidated joint venture) of the Company’s real estate investments were encumbered with mortgage and mezzanine loans with a cumulative outstanding balance of $2,183,498.  In September 2011, pursuant to the Settlement Agreement with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees.

The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of March 31, 2011 and December 31, 2010, the Company was in covenant compliance on all of its mortgage and mezzanine loans, except that, as of March 31, 2011 and December 31, 2010, the Company was out of debt service coverage compliance under two of its mortgage note financings. Such non-compliance does not constitute an event of default under the applicable loan agreements. Under one of the loans, the lender has the ability to restrict distributions which are limited to budgeted property operating expenses; under the other loan, the lender has the right to replace the management of the property. The Company also was not in compliance with the tangible net worth covenant under its loan agreement with PB Capital Corporation, or the PB Loan Agreement, and such non-compliance may permit the lender to exercise remedies against the mortgage collateral on a non-recourse basis. In September 2011, pursuant to the Settlement Agreement, the PB Loan Agreement and the related collateral will be transitioned to the mezzanine lenders. Accordingly, as a result of the execution of the Settlement Agreement, any acceleration of the PB Loan Agreement loan is not expected to have an adverse effect on the Company.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

Goldman Mortgage Loan

On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement with GSMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement described below was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans.

Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The Company has accrued interest of $711 and $256 and borrowings of $240,523 and $240,523 as of March 31, 2011 and December 31, 2010, respectively.

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

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to the mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of Gramercy Realty’s assets on behalf of such mezzanine lenders for a fixed fee plus incentive fees. In July 2011, the Company’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, its total assets and liabilities are expected to decline substantially. The transition of Gramercy Realty’s business and the effects of these changes on the Company’s Consolidated Financial Statements are expected to be completed by December 31, 2011.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which, an indirect wholly-owned subsidiary of the Company, is the mortgagor. In August 2008, the Goldman Mezzanine Loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders, and the Senior Mezzanine Loan was assigned to KBS.  Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR, the Senior Mezzanine Loan bears interest at 5.20% over LIBOR and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loan. The Goldman Mezzanine Loans encumber all properties held by Gramercy Realty. The Company has accrued interest of $2,493 and $1,454 and borrowings of $549,713 and $549,713 as of March 31, 2011 and December 31, 2010, respectively.

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

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to the mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of Gramercy Realty’s assets on behalf of such mezzanine lenders for a fixed fee plus incentive fees. In July 2011, the Company’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, its total assets and liabilities are expected to decline substantially. The transition of Gramercy Realty’s business and the effects of these changes on the Company’s Consolidated Financial Statements are expected to be completed by December 31, 2011.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

The following is a summary of first mortgage loans as of March 31, 2011:

	Encumbered Properties (1)	Balance		Interest Rate	Maturity Date
Fixed-rate mortgages	473	$1,162,923	(2)	5.06% to 10.29%	January 2012 to August 2030
Variable-rate mortgages	236	460,036		1.91% to 6.25%	May 2011 to April 2013
Total mortgage notes payable	709	1,622,959
Above- / below-market interest	-	10,826
Balance, March 31, 2011	709	$1,633,785

(1)
In September 2011, pursuant to the Settlement Agreement with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

(2)	Includes $85,494 of debt that is collateralized by $91,688 of pledged treasury securities, net of discounts and premiums.

Combined aggregate principal maturities of the Company’s consolidated CDOs and mortgage loans (including the Goldman Mortgage Loan and the Goldman Mezzanine Loans) as of March 31, 2011 are as follows:

	CDOs	Mortgage and Mezzanine Loans (1)	Interest Payments	Total
2011 (April 1 - December 31)	$-	$809,738	$118,331	$928,069
2012	-	80,727	147,323	228,050
2013	-	602,906	132,013	734,919
2014	-	12,884	109,105	121,989
2015	-	47,650	104,712	152,362
Thereafter	2,631,807	618,767	214,463	3,465,037
Above- / below-market interest	-	10,826	-	10,826
Total	$2,631,807	$2,183,498	$825,947	$5,641,252

(1)
In September 2011, pursuant to the Settlement Agreement with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet was transferred to its mortgage lender through a deed in lieu of foreclosure.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

8. Related Party Transactions

An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors. For the three months ended March 31, 2011 and 2010, the Company incurred expenses of $41 and $25, pursuant to the special servicing arrangement.

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of its leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three months ended March 31, 2011 and 2010, the Company paid $77 and $76 under this lease, respectively.

In March 2006, the Company closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green was an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when the Company originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $24,821 as of March 31, 2011 and December 31, 2010, respectively.

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

In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. The Company sold its 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $25,350, resulting in a loss of $11,885. The Company recorded its pro rata share of net income of $1,263 for the three months ended March 31, 2010.

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. The Company sold its 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $38,911 for a loss of $15,407. The Company recorded its pro rata share of net income of $1,523 for the three months ended March 31, 2010.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
March 31, 2011

In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter, the Company participated 50% of its interest in the loan back to SL Green. As of March 31, 2011 and December 31, 2010, the loan has a book value of $0. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of March 31, 2011 and December 31, 2010, the loan has a book value of $0. The Company held a contingent interest in the property which was sold to SL Green in December 2010 for $2,016.

In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of the Company’s interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, the Company subsequently purchased an affiliate of SL Green’s full participation in the senior mezzanine loan at a discount. As of March 31, 2011 and December 31, 2010, the original loan has a book value of $5,224 and $5,224 and the subsequently purchased loan has a book value of $13,939 and $13,586, respectively.

In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, the Company purchased, at a discount, the remaining 50% interest in the loan from an SL Green affiliate for $9,420. As of March 31, 2011 and December 31, 2010, the loan has a book value of $19,424 and $19,367, respectively.

In September 2008, the Company closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of December 31, 2010, the loan had a book value of $27,778. In December 2010, the Company sold its contingent interest to SL Green for $300. In March 2011, the loan was paid in full by the borrower.

In December 2010, the Company sold its interest in a parcel of land located at 292 Madison Avenue in New York, New York to a wholly-owned subsidiary of SL Green.  The Company received proceeds of $16,765 and recorded an impairment charge of $9,759.

9. Fair Value of Financial Instruments

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

The following table presents the carrying value in the financial statements and approximate fair value of other financial instruments at March 31, 2011 and December 31, 2010:

 Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Government securities	$91,688	$95,551	$92,918	$97,247
Lending investments	$1,012,070	$1,013,525	$1,123,528	$1,113,972
CMBS (1)	$1,042,546	$1,042,546	$1,005,167	$900,815
Derivative instruments	$1,604	$1,604	$1,636	$1,636
Financial liabilities:
Mortgage note payable and senior and junior mezzanine loans	$2,183,498	$1,591,724	$2,190,384	$1,863,347
Collateralized debt obligations	$2,631,807	$1,768,678	$2,682,321	$1,704,338
Derivative instruments	$143,348	$143,348	$157,932	$157,932

(1) As of March 31, 2011, the Company has changed its intent and may sell its CMBS investments prior to maturity.  As a result, at March 31, 2011, the CMBS investments were reclassified to available-for-sale from held-to-maturity.  As a result, on the Condensed Consolidated Balance Sheet, the CMBS investments are recorded at fair value.

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

CMBS held-to-maturity:   These investments are presented in the Condensed Consolidated Financial Statements on a held-to-maturity basis and not at fair value. The fair values were based upon valuations obtained from dealers of those securities, and internal models.

CMBS available-for-sale:   These investments are presented in the Condensed Consolidated Financial Statements at fair value, not held-to-maturity basis. The fair values were based upon valuations obtained from dealers of those securities, and internal models.

Mortgage note payable and senior and junior mezzanine loans:   These obligations are presented in the Condensed Consolidated Financial Statements based on the actual balance outstanding and not at fair value. The fair value was estimated using discounted cash flows methodology, using discount rates that best reflect current market interest rates for financing with similar characteristics and credit quality.

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

 Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at March 31, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2011 and December 31, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

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

 Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

At March 31, 2011	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$1,604	$-	$-	$1,604
Interest rate swaps	-	-	-	-
	$1,604	$-	$-	$1,604

CMBS available for sale
Investment grade	$544,030	$-	$-	$544,030
Non-investment grade	498,516	-	-	498,516
	$1,042,546	$-	$-	$1,042,546

Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	143,348	-	-	143,348
	$143,348	$-	$-	$143,348

At December 31, 2010	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$1,636	$-	$-	$1,636
Interest rate swaps	-	-	-	-
	$1,636	$-	$-	$1,636

CMBS available for sale
Investment grade	$20,607	$-	$-	$20,607
Non-investment grade	11,282	-	-	11,282
	$31,889	$-	$-	$31,889

Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	157,932	-	-	157,932
	$157,932	$-	$-	$157,932

Derivative instruments:  Interest rate caps and swaps were valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. See Note 12 for additional details on the Company’s interest rate caps and swaps.

Derivatives were classified as Level III due to the significance of the credit valuation allowance which is based upon less observable inputs.

Total gains and losses from derivatives for the three months ended March 31, 2011 is $14,842 and is included in Accumulated Other Comprehensive Loss. During the three months ended March 31, 2011, the Company did not enter into any derivative instruments.

CMBS available-for-sale:  CMBS securities are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	CMBS available for sale - investment grade	CMBS available for sale -non- investment grade	Derivative instruments

Balance as of December 31, 2010	$20,607	$11,282	$1,636
Transfers from securites held to maturity	461,602	515,763	-
Sale of CMBS Investments	-	-	-
Purchases of CMBS investments	17,942	-	-
Purchases of derivative instruments	-	-	-
Amortization of discount for securities available-for-sale in prior quarter	106	(12)	-
Adjustments to fair value:
Included in other comprehensive income	43,773	(28,517)	(32)
Other-than-temporary impairments	-	-	-

Balance as of March 31, 2011	$544,030	$498,516	$1,604

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative instruments - interest rate swaps

Balance as of December 31, 2010	$157,932
Purchases of derivative instruments	-
Adjustments to fair value:
Included in other comprehensive income	(14,584)

Balance as of March 31, 2011	$143,348

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for loan losses, and real estate, which are reported at cost and has been impaired to the lower of cost or fair value as a result of an analysis of the properties that serve as collateral for the Goldman Mezzanine Loans. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the three months ended March 31, 2011:

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

At March 31, 2011	Total	Level I	Level II	Level III
Assets:
Lending investments:
Whole loans	$103,870	$-	$-	$103,870
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	-	-	-	-
Preferred equity	2,285	-	-	2,285
	$106,155	$-	$-	$106,155

At December 31, 2010	Total	Level I	Level II	Level III
Assets:
Real estate investments:
Office	$1,097,535	$-	$-	$1,097,535
Branch	484,629	-	-	484,629
Land	-	-	-	-
	$1,582,164	$-	$-	$1,582,164

Lending investments:
Whole loans	$212,633	$-	$-	$212,633
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	22,337	-	-	22,337
Preferred equity	-	-	-	-
	$234,970	$-	$-	$234,970

The total change in fair value of assets for which a fair value adjustment has been included in the Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 were $17,500 and $41,160, respectively.

Real estate investments:  The properties identified for impairment are collateral under the Goldman Mezzanine Loans.  The impairment is calculated by comparing the Company’s internally-developed discounted cash flow methodology to the carrying value of the respective property. The discounted cash flows require significant judgmental inputs on each property, which include assumptions regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements and other factors deemed necessary by management.

Loans subject to impairments or reserves for loan loss:   The loans identified for impairment or reserves for loan loss are collateral dependent loans. Impairment or reserves for loan loss on these loans are measured by comparing management’s estimated fair value of the underlying collateral to the carrying value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

10. Stockholders’ Equity

The Company’s authorized capital stock consists of 125.0 million shares, $0.001 par value, of which the Company has authorized the issuance of up to 100.0 million shares of common stock, $0.001 par value per share, and 25.0 million shares of preferred stock, par value $0.001 per share. As of March 31, 2011, 49,992,705 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of March 31, 2011 and December 31, 2010, the Company accrued Series A preferred stock dividends of $17,905 and $16,114, respectively. As a result, the Company has accrued dividends for over six quarters which pursuant to the terms of its charter, permits the Series A preferred stockholders to elect an additional director to the board of directors.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

The Company may, or upon a properly submitted request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of the bylaws and other procedures established by the Company’s board of directors relating to election of directors.

Earnings per Share

Earnings per share for the three months ended March 31, 2011 and 2010 are computed as follows:

	Three months ended March 31
	2011	2010
Numerator - Income (loss)
Net income (loss) from continuing operations (1)	$7,447	$(26,063)
Net income (loss) from discontinued operations (1)	(698)	3,631
Net Income (loss)	6,749	(22,432)
Preferred stock dividends	(1,790)	(2,336)
Numerator for basic income per share - Net income (loss) available to common stockholders:	4,959	(24,768)
Effect of dilutive securities	-	-
Diluted Earnings:
Net income (loss) available to common stockholders	$4,959	$(24,768)
Denominator-Weighted Average shares:
Denominator for basic income per share - weighted average shares	49,992,132	49,896,278
Effect of dilutive securities
Stock based compensation plans	280,360	-
Phantom stock units	446,082	-
Diluted shares	50,718,574	49,896,278

(1)	Net income (loss) adjusted for non-controlling interests

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the three months ended March 31, 2010, approximately 264,013 share options and 301,818 phantom share units, respectively, were computed using the treasury share method, which due to the net loss were anti-dilutive.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the three months ended March 31, 2011 and 2010 are comprised of the following:

	As of March 31,
	2011	2010
Net realized and unrealized losses on held-to-maturity securities	$-	$(3,167)
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	(147,925)	(119,267)
Net unrealized loss on FV adjustment of available-for-sale securities	17,238	-
Total accumulated other comprehensive loss	$(130,687)	$(122,434)

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

11. Commitments and Contingencies

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

As of March 31, 2011, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2101. These lease obligations generally contain rent increases and renewal options.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2011 are as follows:

Operating Leases
2011 (April 1 - December 31)	$16,036
2012	21,132
2013	20,647
2014	20,064
2015	19,243
Thereafter	159,107
Total minimum lease payments	$256,229

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

Certain real estate assets are pledged as collateral for two mortgage loans held by two of its CDOs. One borrowing of $62,379 is also guaranteed by the Company. In connection with the Settlement Agreement, the Company was released under the guarantee in September 2011.

12. Financial Instruments: Derivatives and Hedging

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at March 31, 2011. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Cap	3 month LIBOR	$38,500	6.00%	Jul-10	Jul-12	$1

Assets of Consolidated VIEs:
Interest Rate Cap	3 month LIBOR	10,773	4.73%	Dec-10	Feb-15	66
Interest Rate Cap	3 month LIBOR	8,877	5.04%	Oct-10	Feb-16	109
Interest Rate Cap	3 month LIBOR	23,000	4.96%	Jun-10	Apr-17	342
Interest Rate Cap	3 month LIBOR	48,945	4.80%	Mar-10	Jul-17	1,086
		91,595				1,603
Liabilities of Consolidated VIEs:
Interest Rate Swap	3 month LIBOR	12,000	9.85%	Aug-06	Aug-11	(215)
Interest Rate Swap	3 month LIBOR	4,700	3.17%	Apr-08	Apr-12	(134)
Interest Rate Swap	3 month LIBOR	10,000	3.92%	Oct-08	Oct-13	(662)
Interest Rate Swap	3 month LIBOR	17,500	3.92%	Oct-08	Oct-13	(1,158)
Interest Rate Swap	1 month LIBOR	8,948	4.26%	Aug-08	Jan-15	(766)
Interest Rate Swap	3 month LIBOR	14,650	4.43%	Nov-07	Jul-15	(1,372)
Interest Rate Swap	3 month LIBOR	24,143	5.11%	Feb-08	Jan-17	(3,122)
Interest Rate Swap	3 month LIBOR	280,914	5.41%	Aug-07	May-17	(34,549)
Interest Rate Swap	3 month LIBOR	16,412	5.20%	Feb-08	May-17	(2,221)
Interest Rate Swap	3 month LIBOR	699,442	5.33%	Aug-07	Jan-18	(99,149)
		1,088,709				(143,348)
Total		$1,218,804				$(141,744)

 The Company is hedging exposure to variability in future interest payments on its debt facilities. At March 31, 2011, derivative instruments were reported at their fair value as a net liability of $141,744  Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Loss of $14,842, which includes the amortization of gain or (loss) on terminated hedges of $99 for the three months ended March 31, 2011. The Company anticipates recognizing approximately $401 in amortization over the next 12 months.  For the three months ended March 31, 2010, the Company recognized a decrease to interest expense of $51 attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

13. Income Taxes

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
March 31, 2011

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

For the three months ended March 31, 2011 and 2010, the Company recorded $70 and $38 of income tax expense, respectively.  Tax expense for the three months ended March 31, 2011 and 2010 is comprised entirely of state and local taxes.

14. Segment Reporting

The Company has determined that it has two reportable operating segments: Realty and Finance. The reportable segments were determined based on the management approach, which looks to the Company’s internal organizational structure. These two lines of business require different support infrastructures.

 The Company evaluates performance based on the following financial measures for each segment:

	Realty (1)	Finance	Corporate/ Other (2)	Total Company
Three months ended March 31, 2011
Total revenues (3)	$103,087	$45,627	$-	$148,714
Earnings (loss) from unconsolidated joint ventures	(717)	30	-	(687)
Total operating and interest expense (4)	(96,856)	(37,308)	(6,416)	(140,580)
Net income (loss) from continuing operations (5)	$5,514	$8,349	$(6,416)	$7,447

Three months ended March 31, 2010
Total revenues (3)	$108,059	$44,987	$-	$153,046
Earnings (loss) from unconsolidated joint ventures	(657)	(1,013)	-	(1,670)
Total operating and interest expense (4)	(102,969)	(66,707)	(7,486)	(177,162)
Net income (loss) from continuing operations (5)	$4,433	$(22,733)	$(7,486)	$(25,786)

Total Assets:
March 31, 2011	$2,812,282	$3,517,795	$(900,045)	$5,430,032
December 31, 2010	$2,834,035	$3,558,472	$(900,514)	$5,491,993

(1)
As a result of the Settlement Agreement that the Company entered into in September 2011, for an orderly transition of substantially all of Gramercy Realty’s assets to Gramercy Realty’s senior mezzanine lenders, the segment will significantly change in future periods.  For more information about the Settlement Agreement see Note 16.

(2)	Corporate / Other represents all corporate level items, including general and administrative expenses and any intercompany elimination necessary to reconcile to the consolidated Company totals.

(3)
Total revenue represents all revenue earned during the period from the assets in each segment. Revenue from the Finance business primarily represents interest income and revenue from the Realty business primarily represents operating lease income.

 Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

(4)
Total operating and interest expense includes provision for loan losses for the Finance business and operating costs on commercial property assets for the Realty business, and interest expense and loss on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $18,898 and $27,689 for the three months ended March 31, 2011 and 2010, respectively, is included in the amounts presented above.

(5)	Net income (loss) represents income before provision for taxes, minority interest and discontinued operations.

15. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the three months ended March 31, 2011 and 2010:

	2011	2010
Deferred losses and other non-cash activity related to derivatives	$14,842	$(27,136)

Deferred gains related to securities available-for -sale	$15,256	$740

16. Subsequent Events

In April 2011, the Company originated a floating rate, first mortgage loan in the amount of $18,500 secured by a full service hotel, located in Bloomington, Minnesota. The loan is held by the Company’s 2006 CDO. The loan matures in May 2014 and can be extended at the borrower’s option for two twelve month periods, subject to performance hurdles.

In June 2011, the Company sold eight CMBS securities classified as available for sale from the Company’s 2007 CDO. The total face amount of these securities was $78,247. The proceeds from the sale was $65,584 and resulted in a gain of $15,126.

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

On September 1, 2011, the Company entered into the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, the senior mezzanine lender, of the Goldman Mortgage Loan and the Goldman Mezzanine Loans. The Settlement Agreement provides, among other things, for (i) the transfer of beneficial ownership of the entities owning substantially all of the properties comprising the Company’s Gramercy Realty division to KBS or another entity as directed by KBS by December 15, 2011 (unless a stay or other injunctive action prevents the transfer of the equity interests on that date), (ii) certain releases, terminations and satisfactions of obligations of the Company and its affiliates in connection with the Loans, including releases of any guaranties delivered to the Lenders by the Company with respect to the Loans, and (iii) certain releases of the Lenders and their affiliates in connection with the Loans. The Company will retain 58 properties comprising 758,231 square feet encumbered by $31,873 in first lien mortgage debt held by a Company-affiliated CDO. The initial transfer of the entities owning approximately 317 properties to KBS occurred on September 1, 2011.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2011

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

The Settlement Agreement also provides for the Company’s continued management of the Gramercy Realty assets on behalf of the Lenders until December 31, 2013, for a fixed fee of $10,000 annually, the reimbursement of certain costs and incentive fees equal to 10.0% of the excess of the equity value, if any, of the transferred collateral over $375,000 plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners (the ‘‘Threshold Value Participation’’) and 12.5% of the excess equity value, if any, of the transferred collateral over $468,500 plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners (the ‘‘Excess Value Participation’’). The minimum amount of the Threshold Value Participation equals $3,500. The Threshold Value Participation and the Excess Value Participation will be valued and paid following the earlier of December 13, 2013, subject to extension to no later than December 31, 2015, or the sale by KBS of at least 90% (by value) of the transferred collateral. The Interim Management Agreement may be terminated by either party without Cause 90 days following written notice; however, any Company notice of termination cannot be effective until December 31, 2011 at the earliest.

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

During the second quarter of 2011, the Company repurchased $36,125 and $1,734 par value of bonds issued by the Company’s 2006 and 2005 CDOs, respectively including $20,000 par value of Class A-1 from the 2006 CDO, $6,667 par value of Class A-2 from the 2006 CDO, and $667 par value of Class B from the 2005 CDO, generating gains on early extinguishment of debt of $10,870.

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

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent we distribute our taxable income, if any, to our stockholders. We have in the past established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities. Unless the context requires otherwise, all references to “we,” “our” and “us” mean Gramercy Capital Corp., a Maryland Corporation, and one or more of its subsidiaries, including our Operating Partnership.

During 2011, we remained focused on improving our consolidated balance sheet by reducing leverage, generating liquidity from existing assets, actively managing portfolio credit, accretively re-investing repayments in loan and CMBS investments and renewing expiring leases. We also sought to extend or restructure Gramercy Realty’s $240.5 million mortgage loan with Goldman Sachs Commercial Mortgage Capital, L.P., or GSMC, Citicorp North America, Inc., or Citicorp, and SL Green Realty Corp., or SL Green, or the Goldman Mortgage Loan, and Gramercy Realty’s $549.7 million senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSMC, Citicorp and SL Green, or the Goldman Mezzanine Loans. The Goldman Mortgage Loan is collateralized by approximately 195 properties held by Gramercy Realty and the Goldman Mezzanine Loans are collateralized by the equity interest in substantially all of the entities comprising our Gramercy Realty division, including its cash and cash equivalents totaling $31.5 million of our unrestricted cash as of March 31, 2011. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions fail. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders, and in September 2011, we entered into a collateral transfer and settlement agreement, or the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to Gramercy Realty’s senior mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan, and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty’s assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees.  In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

Subsequent to the execution of the Settlement Agreement the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third-party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred to the mezzanine lenders, our total assets and liabilities are expected to decline substantially.  If the transfer had happened as of March 31, 2011, our assets would have declined from approximately $5.4 billion to approximately $2.7 billion and our liabilities would have declined from approximately $5.9 billion to approximately $2.8 billion. Our Condensed Consolidated Financial Statements would have reflected significant liquidity, including cash and cash equivalents of approximately $180.8 million and we would have no recourse debt obligations outstanding.  We anticipate all transfers to be completed by December 15, 2011. After all transfers are complete, we expect to own a portfolio of commercial real estate with an aggregate book value of approximately $122.6 million, in addition to approximately $1.1 billion of loan investments, approximately $1.0 billion of CMBS, and approximately $484.3 million in other assets, based on our Consolidated Balance Sheet as of March 31, 2011.

During 2010, we recorded impairment charges totaling $912.1 million in continuing operations to reduce the carrying value of 692 properties to estimated fair value.  All of the impaired properties are part of the Gramercy Realty portfolio and serve as collateral for the Goldman Mezzanine Loans.  Substantially all of the impaired properties will be transferred to the mezzanine lenders pursuant to the Settlement Agreement.  As a result of recording these impairments, our total stockholders’ equity, or book equity, is negative $458.6 million and $493.9 million as of March 31, 2011 and December 31, 2010, respectively. The carrying value of liabilities associated with the impaired properties have not been adjusted and remained outstanding as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the liabilities of the impaired properties exceed the carrying value of the assets and accordingly, the subsequent transfer of assets and liabilities pursuant to the Settlement Agreement will generate gains as the carrying values of such liabilities are reduced to $0, which in turn will reduce our negative book equity balance. After all transfers under the Settlement Agreement are complete, which we anticipate will occur by December 15, 2011, we expect that stockholders’ equity will remain negative, however, such negative balance will be substantially lower than the negative $458.6 million balance presented on the March 31, 2011 balance sheet.

In September 2011, we entered into an asset management arrangement upon the terms and conditions set forth in the Settlement Agreement, or the Interim Management Agreement, to provide for our continued management of Gramercy Realty’s assets through December 31, 2013 for a fixed fee of $10.0 million annually, the reimbursement of certain costs and incentive fees equal to 10.0% of the excess of the equity value, if any, of the transferred collateral over $375.0 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Threshold Value Participation, and 12.5% of the excess equity value, if any, of the transferred collateral over $468.5 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Excess Value Participation. The minimum amount of the Threshold Value Participation equals $3.5 million. The Threshold Value Participation and the Excess Value Participation will be valued and paid following the earlier of December 13, 2013, subject to extension to no later than December 31, 2015, or the sale by KBS of at least 90% (by value) of the transferred collateral. Under the terms of the Interim Management Agreement, we do not forfeit our incentive fee rights unless we resign as manager or are terminated as manager for cause and, with respect to the Excess Value Participation, in the event of a Failure to Agree Termination (as defined below). The Interim Management Agreement may be terminated by either party without cause 90 days following written notice; however, any notice of termination given by us cannot be effective until December 31, 2011 at the earliest. Notwithstanding the foregoing, we have agreed with KBS to promptly commence and diligently seek to negotiate a full and complete management services agreement by no later than March 31, 2012. If the parties do not execute a mutually acceptable asset management services agreement prior to March 31, 2012, a Failure to Agree Termination shall be effectuated and the Interim Management Agreement shall automatically terminate on June 30, 2012, without liability or a penalty of any kind, except for our loss of the Excess Value Participation.

We rely on the credit and equity markets to finance and grow our business.  Despite signs of improvement in 2011, market conditions remained difficult for us with limited, if any, availability of new debt or equity capital. Our stock price remained low and we currently have limited, if any access to the public or private equity capital markets.   In this environment, we have sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing our loan portfolio to encourage repayments, as well as reducing capital and overhead expenses and as a result, have engaged in limited new investment activity, other than reinvestment of available restricted cash within our CDOs.

We may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints to compete in a changed business environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

Notwithstanding the challenges which confront us and continued volatility within the capital markets, our board of directors remains committed to identifying and pursuing strategies and transactions that could preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders. In considering these alternatives (which could include additional repurchases or issuances of our debt or equity securities or strategic sales of our company or our assets), we expect our board of directors will carefully consider the potential impact of any such transaction on our liquidity position before deciding to pursue it. We expect our board of directors will only authorize us to take any of these actions if they can be accomplished on terms our board of directors finds attractive. Accordingly, there is a substantial possibility that not all such actions can or will be implemented.

In early June 2011, our board of directors created a special committee to evaluate strategic alternatives of our Company following the anticipated disposition of our Gramercy Realty’s assets.  The committee is authorized to engage a financial advisor to assist in this process.

Our property management and investment business, which operates under the name Gramercy Realty, historically focused on the acquisition and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate-related securities. Neither Gramercy Realty nor Gramercy Finance is a separate legal entity but are divisions through which our property management and investment and commercial real estate finance businesses are conducted.

The aggregate carrying values, allocated by product type and weighted average coupons of Gramercy Finance’s loans, and other lending investments and CMBS investments as of March 31, 2011 and December 31, 2010, were as follows:

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR (2)
	2011	2010	2011	2010	2011	2010	2011	2010
Whole loans, floating rate	$633,010	$659,095	62.5%	58.7%	-	-	352 bps	330 bps
Whole loans, fixed rate	132,325	132,268	13.1%	11.8%	7.16%	7.16%	-	-
Subordinate interests in whole loans, floating rate	30,522	75,066	3.0%	6.7%	-	-	614 bps	297 bps
Subordinate interests in whole loans, fixed rate	46,465	46,468	4.6%	4.1%	6.01%	6.01%	-	-
Mezzanine loans, floating rate	112,594	152,349	11.1%	13.5%	-	-	730 bps	754 bps
Mezzanine loans, fixed rate	49,645	48,828	4.9%	4.3%	12.74%	12.69%	-	-
Preferred equity, floating rate	5,224	5,224	0.5%	0.5%	-	-	350 bps	350 bps
Preferred equity, fixed rate	2,285	4,230	0.2%	0.4%	7.22%	7.25%	-	-
Subtotal/ Weighted average	1,012,070	1,123,528	100.0%	100.0%	8.13%	8.09%	417 bps	400 bps
CMBS, floating rate	48,940	50,798	4.7%	5.1%	-	-	399 bps	394 bps
CMBS, fixed rate	993,606	954,369	95.3%	94.9%	7.54%	8.37%	-	-
Subtotal/ Weighted average	1,042,546	1,005,167	100.0%	100.0%	7.54%	8.37%	399 bps	394 bps
Total	$2,054,616	$2,128,695	100.0%	100.0%	7.65%	8.32%	408 bps	400 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for our 2005 CDO and 2006 CDO expired in July 2010 and July 2011, respectively, and will expire for our 2007 CDO in August 2012. In the past, our ability to reinvest has been instrumental in maintaining compliance with the overcollateralization and interest coverage tests for our CDOs. Following the conclusion of each CDO’s reinvestment period, our ability to maintain compliance with such tests for that CDO will be negatively impacted.

As of March 31, 2011, Gramercy Finance also held interests in one credit tenant net lease investments, or CTL investment and seven interests in real estate acquired through foreclosures.

As of March 31, 2011, Gramercy Realty owned a portfolio comprised of 621 bank branches, 321 office buildings and two land parcels, of which 52 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 25.3 million rentable square feet and its unconsolidated properties aggregated approximately 237 thousand rentable square feet. As of March 31, 2011, the occupancy of Gramercy Realty’s consolidated properties was 82.4% and the occupancy for its unconsolidated properties was 100%. Gramercy Realty’s two largest tenants are Bank of America and Wells Fargo Bank and as of March 31, 2011, they represented approximately 40.6% and 15.4%, respectively, of the rental income of Gramercy Realty’s portfolio and occupied approximately 42.7% and 16.6%, respectively, of its total rentable square feet.

 Summarized in the table below are our key property portfolio statistics as of March 31, 2011 and December 31, 2010:

	Number of Properties			Rentable Square feet		Occupancy
Properties (1)	March 31, 2011		December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Branches	569		571	3,676,185	3,689,190	84.4%	84.4%
Office Buildings	321		321	21,613,441	21,613,441	82.1%	82.3%
Land	2		2	-	-	-	-
Total	892	(2)	894	25,289,626	25,302,631	82.4%	82.6%

(1)
Excludes investments in unconsolidated joint ventures. Approximately 872 properties, of which 52 properties are held by an unconsolidated joint venture, comprising of approximately 20,935,656 rentable square feet, of which approximately 237,172 rentable square feet are held owned through an unconsolidated joint venture, or the Lender Portfolio, are expected to be subject to the Settlement Agreement and ownership will be transferred to Gramercy Realty’s mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of the properties on behalf of the mezzanine lenders for a fixed fee plus incentive fees.  In  addition, our Dana portfolio, which consists of 15 properties comprising of approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. We will continue to manage the Lender Portfolio.

(2)	As of March 31, 2011, includes the sale of two properties.

Liquidity

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity (within the next 12 months) requirements, including working capital, distributions, if any, debt service and additional investments, if any, consists of (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Interim Management Agreement; and to a lesser extent, (vi) new financings or additional securitization or CDO offerings, and, (vii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short term liquidity requirements. We do not anticipate having the ability in the near term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees, and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Substantially all of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of the CDOs, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of July 2011 the most recent distribution date, our 2005 and 2006 CDOs were in compliance with their interest coverage and asset overcollateralization covenants, however the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDOs to fall out of compliance. We expect that the overcollateralization test for our 2005 CDO will fail at the October 2011 distribution date. Our 2005 CDO failed its overcollateralization test at the April 2011 and January 2011 distribution dates and our 2007 CDO failed its overcollateralization test at the August 2011, May 2011 and February 2011 distribution dates. The chart below is a summary of our CDO compliance tests as of the most recent distribution date (July 25, 2011 for our 2005 and 2006 CDOs and August 19, 2011 for our 2007 CDO):

Cash Flow Triggers	CDO 2005-1	CDO 2006-1	CDO 2007-1
Overcollateralization (1)
Current	118.96%	109.21%	87.26%
Limit	117.85%	105.15%	102.05%
Compliance margin	1.11%	4.06%	-14.79%
Pass/Fail	Pass	Pass	Fail
Interest Coverage (2)
Current	650.49%	695.19%	N/A
Limit	132.85%	105.15%	N/A
Compliance margin	517.64%	590.04%	N/A
Pass/Fail	Pass	Pass	N/A

(1)
The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by us. To the extent, an asset is considered a defaulted security, the asset’s principal balance is multiplied by the asset’s recovery rate which is determined by the rating agencies.

(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses, with (i) cash on hand, (ii) income from any CDO not in default, (iii) income from our real property and unencumbered loan assets, (iv) management fees, (v) sale of assets, or (vi) accessing the equity or debt capital markets, if available.

The following discussion related to our Condensed Consolidated Financial Statements should be read in conjunction with our Condensed Consolidated Financial Statements appearing in Item 1 of this Quarterly Report on Form 10-Q.

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

Refer to our 2010 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include variable interest entities, or VIEs, real estate and CTL investments, leasehold interests, investments in unconsolidated joint ventures, assets held-for-sale, commercial mortgage-backed securities, pledged government securities, tenant and other receivables, intangible assets, deferred costs, revenue recognition, reserve for loan losses, rent expense, stock-based compensation plans, incentive distribution (Class B Limited Partner Interest), derivative instruments and income taxes. There have been no changes to these policies in 2011 except as disclosed below.

Variable Interest Entities

Consolidated VIEs

As of March 31, 2011, the Condensed Consolidated Balance Sheet includes $2,354,401 of assets and $2,786,363 of liabilities related to three consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, our net exposure to loss from investments in these entities is limited to its beneficial interests in these VIEs.

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

We are not obligated to provide any financial support to these CDOs. As of March 31, 2011, we have no exposure to loss as a result of the investment in these CDOs.  Since we are the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, we have concluded that we are the primary beneficiary of the CDOs.

Unconsolidated VIEs

Investment in Commercial Mortgage-Backed Securities

We have investments in CMBS, which are considered to be VIEs.  These securities were acquired through investment, and are comprised primarily of securities that were originally investment grade securities, and do not represent a securitization or other transfer of our assets. We are not named as the special servicer or collateral manager of these investments, except as discussed further below.

We are not obligated to provide, nor have we provided, any financial support to these entities. The majority of our securities portfolio, with an aggregate face amount of $1,246,650, is financed by our CDOs, and our exposure to loss is therefore limited to our interests in these consolidated entities described above. We have not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, we do not directly control the activities that most significantly impact the VIEs economic performance.

We further analyzed our investment in controlling class CMBS to determine if we are the primary beneficiary.  At March 31, 2010, we owned securities of a controlling non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, with a carrying value of $0. The total par amounts of CMBS issued by the Trust was $633,654.

The Trust is a resecuritization of $633,654 of CMBS originally rated AA through BB.  We purchased a portion of the below investment-grade securities, totaling approximately $27,300. The Manager is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. We have determined that we are the non-transferor sponsor of the Trust. As collateral administrator, the Manager has the right to purchase defaulted securities from the Trust at fair value if very specific triggers have been reached. We have no other rights or obligations that could impact the economics of the Trust and therefore have concluded that we are not the primary beneficiary. The Manager can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. Neither we nor the Manager has any on-going financial obligations, including advancing, funding or purchasing collateral in the Trust.

At March 31, 2010, our maximum exposure to loss as a result of its investment in the Trust totaled $0, which equals the book value of this investment as of March 31, 2011.

Stock-Based Compensation Plans

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2011 and 2010:

	2011	2010
Dividend yield	5.9%	5.7%
Expected life of option	5.0 years	5.0 years
Risk-free interest rate	2.02%	2.65%
Expected stock price volatility	105.0%	75.0%

Results of Operations

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

Revenues
	2011	2010	$ Change

Rental revenue	$75,601	$78,039	$(2,438)
Investment income	40,511	44,251	(3,740)
Operating expense reimbursements	28,281	28,888	(607)
Other income	4,321	1,868	2,453
Total revenues	$148,714	$153,046	$(4,332)

Equity in net loss from unconsolidated joint ventures	$(687)	$(1,670)	$983

Gain on extinguishment of debt	$3,656	$7,740	$(4,084)

Rental revenue for the three months ended March 31, 2011 and 2010 were $75,601 and $78,039, respectively. The decrease in rental revenue of $2,438 is primarily due to the non-renewal of nine leases and renewal of 37 leases at lower annual rents within our Wells Fargo Bank portfolio resulting in a decrease of $1,525, and reduced amortization and write-off of market lease intangibles of $1,004 primarily due to lease expirations, $1,167 decreases due to early terminations of leases by Bank of America and other tenants, and reduced parking revenue within our Dana portfolio of $443.  These reductions are partially offset by an increase of $1,069 from properties that we foreclosed on since April 2010 and leasing to new third party tenants of $553.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended March 31, 2011 and 2010, $25,413 and $24,134, respectively, were earned on fixed rate investments while the remaining $15,098 and $20,117, respectively, were earned on floating rate investments. The decrease of $3,740 over the prior period is primarily due to the payoff of six loans accounting for a $3,480 decrease in investment income, $3,807 due to the suspensions and reversals of interest income accruals, and a $999 decrease in loans foreclosed upon.  These decreases were partially offset by a $4,505 increase in investment income on new loan and lending investments since March 2010.

Operating expense reimbursement were $28,281 for the three months ended March 31, 2011 and $28,888 for the three months ended March 31, 2010, a decrease of $607.  The decrease is primarily attributable to a $586 reduction in direct billable reimbursement income that corresponds with a $591 decrease in direct billable expenses.  Within our Realty portfolio, our weighted average reimbursement rate decreased 0.4% from 72.2% for the three months ended March 31, 2010 to 71.8% for the three months ended March 31, 2011, which accounted for a decrease in reimbursement income of approximately $28.

Gains on sales and other income of $4,321 for the three months ended March 31, 2011 is comprised of income from the operations of foreclosed properties of $1,803, a gain on the sale of a loan of $1,241, lease termination fees of $8, interest on restricted and unrestricted cash balances held by us of $650 and $619 of other income.  For the three months ended March 31, 2010, gains on sales and other income is comprised of lease termination fees of $783, income from the operations of foreclosed properties of $4, interest on restricted and unrestricted cash balances held by us of $818 and $263 of other income.

The loss on investments in unconsolidated joint ventures of $687 for the three months ended March 31, 2011 represents our proportionate share of the income generated by our joint venture interests includes $1,096 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $409. The loss on investments in unconsolidated joint ventures of $1,670 for the three months ended March 31, 2010 represents our proportionate share of income generated by our joint venture interests including $1,080 of real estate-related depreciation and amortization, which when added back, results in a reduction to FFO of $590. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

During the three months ended March 31, 2011 and 2010, we repurchased at a discount, $10,400 and $19,000 of notes, respectively, issued by our three CDOs, generating net gains on early extinguishment of debt of $3,656 and $7,740, respectively.

 Expenses

	2011	2010	$ Change

Property operating expenses	$50,762	$46,167	$4,595
Interest expense	50,589	50,269	320
Depreciation and amortization	18,898	27,689	(8,791)
Management, general and administrative	6,417	7,486	(1,069)
Impairment on securities	-	12,326	(12,326)
Provision for loan loss	17,500	41,160	(23,660)
Provision for taxes	70	38	32
Total expenses	$144,236	$185,135	$(40,899)

Property operating expenses increased $4,595 from the $46,167 recorded in the three months ended March 31, 2010 to $50,762 recorded in the three months ended March 31, 2011. The increase is primarily attributable to an increase of $2,992 related to properties we foreclosed on since January 2010, $1,331 of costs incurred in connection with our Goldman Mortgage Loan and Goldman Mezzanine Loans, $756 of additional property salary and benefit costs due to the reassignment of staff, and $583 of additional repair and maintenance costs.  These increases were offset by a reduction of $591 in direct billable expenses and $455 of saving in real estate tax assessments.

Interest expense was $50,589 for the three months ended March 31, 2011 compared to $50,269 for the three months ended March 31, 2010. The increase of $320 is primarily attributed to increased interest rates on our Goldman Mortgage Loan and Goldman Mezzanine Loans, totaling $1,861 and increased amortization of financing costs of $951 related to the extension of our Goldman Mortgage and Goldman Mezzanine Loans.  These increases were partially offset by $582 reduction of interest expense due the redemption of the $52,500 Junior Subordinated Notes, the reduction in our Realty portfolio of interest expense due to the amortization of the outstanding principal balances which totaled $777, reduced amortization of financing costs on our CDO bonds and lower interest within our CDOs of $497 as a result of our derivatives.

We recorded depreciation and amortization expenses of $18,898 for the three months ended March 31, 2011, compared to $27,689 for the three months ended March 31, 2010. The decrease of $8,791 is primarily related to a reduction in amortization of $3,094 due to lease intangibles and loan costs becoming fully amortized, and reduced depreciation and amortization of $6,474 on our Realty assets resulting from the recording an impairment on our Realty portfolio of $909,805 in December 2010.  These reductions are offset by $373 of depreciation and amortization on property acquired through foreclosure and $404 of additional depreciation on capital additions.

Management, general and administrative expenses were $6,417 for the three months ended March 31, 2011, compared to $7,486 for the same period in 2010. The decrease of $1,069 includes $1,121 of lower salaries and benefits due to reduced and reassigned staff and lower legal and professional fees of $78.  These savings were offset by increased audit and tax fees of $128.

During the three months ended March 31, 2010, we recorded impairment charges of $12,326 on an other-than-temporary impairment due to an adverse change in expected cash flows related to credit losses for six CMBS investments. During the three months ended March 31, 2011, we did not record any impairment charges our CMBS investments.

Provision for loan losses was $17,500 for the three months ended March 31, 2011, compared to $41,160 for the three months ended March 31, 2010, a decrease of $23,660. The provision was based upon periodic credit reviews of our loan portfolio.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends, if any, and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Interim Management Agreement, and, to a lesser extent; (vi) new financings or additional securitizations or CDO offerings and, (vii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. We do not anticipate having the ability in the near-term to access equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees, and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, and our ability to make distributions to our stockholders.

Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses) through cash flow from operations can be evaluated through the Condensed Consolidated Statement of Cash Flows provided in our financial statements.

Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of March 31, 2011 and December 31, 2010, we accrued $17,905 and $16,114, respectively, for the Series A preferred stock dividends. As a result, we have accrued dividends for over six quarters which pursuant to the terms of our charter permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon a properly submitted request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock, shall call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors.  In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full. We do not know when or if we will pay future dividends, including accumulated and unpaid dividends on the Series A preferred stock.

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

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with assets. These conditions could limit our ability to do further borrowings. We were in compliance with all such covenants as of March 31, 2011. We were not in compliance with the tangible net worth covenant under our loan agreement with PB Capital Corporation, or the PB Loan Agreement, as of June 30, 2011, and such non-compliance may permit the lender to exercise remedies against the mortgage collateral on a non-recourse basis.  In September 2011, pursuant to the Settlement Agreement, the PB Loan Agreement and the related collateral will be transitioned to the mezzanine lenders. Accordingly, as a result of the execution of the Settlement Agreement, any acceleration of the PB Loan Agreement loan is not expected to have an adverse effect on us. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, lenders may accelerate the maturity of our debt. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and/or (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, and our ability to make distributions to our stockholders.

The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail to comply with the covenants all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of July 2011, our 2005 and 2006 CDOs were in compliance with their interest coverage and asset overcollateralization covenants; however, the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO fall out of compliance. We expect that the overcollateralization test for the 2005 CDO will fail at the October 2011 distribution date. Our 2005 CDO failed its overcollateralization test at the April 2011 and January 2011 distribution dates and our 2007 CDO failed the overcollateralization test at the August 2011, May 2011 and February 2011 distribution dates.

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

Cash Flows

Net cash provided by operating activities decreased $10,835 to $9,565 for the three months ended March 31, 2011 compared to cash provided by of $20,400 for the same period in 2010. Operating cash flow was generated primarily by net interest income from our commercial real estate finance segment and net rental income from our property investment segment. The decrease in operating cash flow for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to a decrease in operating assets and liabilities of $8,061.  The increase in net income of $29,137 is primarily attributable to the decrease of non-cash impairment charges of $12,219, a gain on extinguishment of debt of $4,084 and provision of loan loss of $23,660.

Net cash provided by investing activities for the three months ended March 31, 2011 was $98,908 compared to net cash provided by investing activities of $48,033 during the same period in 2010. The increase in cash flow from investing activities is primarily due to the principal collections on investments.

Net cash used in financing activities for the three months ended March 31, 2011 was $117,008 as compared to net cash used in financing activities of $79,332 during the same period in 2010. The change is primarily attributable to the repayments of CDOs.

Capitalization

Our authorized capital stock consists of 125.0 million shares, $0.001 par value, of which we have authorized the issuance of up to 100.0 million shares of common stock, $0.001 par value per share, and 25.0 million shares of preferred stock, par value $0.001 per share. As of March 31, 2011, 49,992,705 shares of common stock and 3,525,822 shares of 8.125% Series A cumulative redeemable preferred stock were issued and outstanding.

Preferred Stock

Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of March 31, 2011 and December 31, 2010, we have accrued Series A preferred stock dividends of $17,905 and $16,114, respectively. As a result, we have accrued dividends for over six quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon a properly submitted request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock, shall call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors relating to election of directors.

 Market Capitalization

At March 31, 2011, our CDOs and mortgage loans (including the Goldman Mortgage Loan and the Goldman Mezzanine Loans) represented 94% of our consolidated market capitalization of $5, 115,420 (based on a common stock price of $4.24 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2011). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

The table below summarizes secured and other debt at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010 (1)
Mortgage notes payable	$1,633,785	$1,640,671
Mezzanine notes payable	549,713	549,713
Collateralized debt obligations	2,631,807	2,682,321

Total	$4,815,305	$4,872,705

Cost of debt	LIBOR+3.14%	LIBOR+2.47%

(1)
In September 2011, pursuant to the Settlement Agreement with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the Lender Portfolio on behalf of the mezzanine lenders for a fixed fee plus incentive fees.

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of March 31, 2011, 944 (including 52 properties held by an unconsolidated joint venture) of our real estate assets were encumbered with mortgages and mezzanine debt with a cumulative outstanding balance of $2,183,498.  In September 2011, pursuant to the Settlement Agreement with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the Lender Portfolio on behalf of the mezzanine lenders for a fixed fee plus incentive fees.

Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of March 31, 2011 and December 31, 2010, we were in covenant compliance on all of our mortgage and mezzanine loans, except that, as of March 31, 2011 and December 31, 2010, we were out of debt service coverage compliance under two of our mortgage note financings. Such non-compliance does not constitute an event of default under the applicable loan agreements. Under one of the loans, the lender has the ability to restrict distributions which are limited to budgeted property operating expenses; under the other loan, the lender has the right to replace the management of the property. We also were not in compliance with the tangible net worth covenant under our PB Loan Agreement, and such non-compliance may permit the lender to exercise remedies against the mortgage collateral on a non-recourse basis. In September 2011, pursuant to the Settlement Agreement, the PB Loan Agreement and the related collateral will be transitioned to the mezzanine lenders. Accordingly, as a result of the execution of the Settlement Agreement, any acceleration of the PB Loan Agreement loan is not expected to have an adverse effect on us.

Certain of our mortgage notes payable related to assets held-for-sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

Goldman Mortgage Loan

On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers, entered into the Goldman Mortgage Loan with GSMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loans (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. We have accrued interest of $711 and $256 and borrowings of $240,523 and $240,523 as of March 31, 2011 and December 31, 2010, respectively.

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

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty assets to the mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the Lender Portfolio on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will decline substantially as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, our total assets and liabilities are expected to decline substantially. The transition of Gramercy Realty’s business and the effects of these changes on our Consolidated Financial Statements are expected to be completed by December 31, 2011.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor. In August 2008, the Goldman Mezzanine Loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders and the Senior Mezzanine Loan was assigned to KBS.  Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR and the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. The Goldman Mezzanine Loans encumber all properties held by Gramercy Realty.  We have accrued interest of $2,493 and $1,454 and borrowings of $549,713 and $549,713 as of March 31, 2011 and December 31, 2010, respectively.

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

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty assets to the mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the Lender Portfolio assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will decline substantially as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, its total assets and liabilities are expected to decline substantially. The transition of Gramercy Realty’s business and the effects of these changes on our Condensed Consolidated Financial Statements are expected to be complete by December 31, 2011.

 Collateralized Debt Obligations

Our loans and other investments serve as collateral for our CDO securities, and the income generated from these investments is used to fund interest obligations of our CDO securities and the remaining income, if any, is retained by us. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for us to receive cash flow on the interests retained by us in our CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and we may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of the July 2011 distribution date, our 2005 and 2006 CDOs were in compliance with their interest coverage and asset overcollateralization covenants, however the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDOs to fall out of compliance. We expect that the overcollateralization test for the 2005 CDO will fail at the October 2011 distribution date. Our 2005 CDO failed its overcollateralization test at the April 2011 and January 2011 distribution dates and our 2007 CDO failed its overcollateralization test at the August 2011, May 2011 and February 2010 distribution dates.

 During the three months ended March 31, 2011 and 2010, we repurchased, at a discount, $10,400 and $19,000, respectively, of notes previously issued by one of our three CDOs. We recorded a net gain on the early extinguishment of debt of $3,656 and $7,740 for the three months ended March 31, 2011 and 2010, respectively.

Contractual Obligations

Combined aggregate principal maturities of our CDOs, mortgage loans (including the Goldman Mortgage Loan and Senior and Junior Mezzanine Loans), unfunded loan commitments and operating leases as of March 31, 2011 are as follows:

	CDOs	Mortgage and Mezzanine Loans (1)	Interest Payments	Unfunded Loan Commitments(2)	Operating Leases	Total
2011 (April 1 - December 31)	$-	$809,738	$118,331	$3,561	$16,036	$947,666
2012	-	80,727	147,323	-	21,132	249,182
2013	-	602,906	132,013	-	20,647	755,566
2014	-	12,884	109,105	-	20,064	142,053
2015	-	47,650	104,712	-	19,243	171,605
Thereafter	2,631,807	618,767	214,463	-	159,107	3,624,144
Above / Below Market Interest	-	10,826	-	-	-	10,826
Total	$2,631,807	$2,183,498	$825,947	$3,561	$256,229	$5,901,042

(1)
Certain of our real estate assets are subject to mortgage liens. As of March 31, 2011, 709 real estate assets were encumbered with 25 mortgages with a cumulative outstanding balance of approximately $1,622,959. As of March 31, 2011, the mortgages’ balance ranged in amount from approximately $387 to $458,605 and had maturity dates ranging from approximately eight months to 19 years. As of March 31, 2011, 23 of the loans had fixed interest rates ranging 5.06% to 10.29% and four variable rate loans had interest rates ranging from 1.91% to 10.26%. In September 2011, pursuant to the Settlement Agreement with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the Lender Portfolio on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet was transferred to its mortgage lender through a deed in lieu of foreclosure.

(2)	Based on loan budgets and estimates.

Off-Balance-Sheet Arrangements

We have several off-balance-sheet investments, including joint ventures and structured finance investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance-sheet arrangements are discussed in Note 5, “Investments in Joint Ventures” in the accompanying financial statements.

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, if any, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. Beginning with the third quarter of 2008, our board of directors elected not to pay a dividend on our common stock.  Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends have been accrued for ten quarters as of March 31, 2011.  As a result, we have accrued dividends for over six quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon a properly submitted request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors relating to election of directors.

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

Related Party Transactions

An affiliate of SL Green continues provides special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors. For the three months ended March 31, 2011 and 2010, we incurred expenses of $41 and $25, pursuant to the special servicing arrangement.

 Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7.3 thousand square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2.3 thousand square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three months ended March 31, 2011 and 2010 we paid $77 and $76 under this lease, respectively.

In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green was an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $24,821 as of March 31, 2011 and December 31, 2010, respectively.

In January 2007, we originated two mezzanine loans totaling $200,000. The $150,000 loan was secured by a pledge of cash flow distributions and partial equity interests in a portfolio of multi-family properties and bore interest at one-month LIBOR plus 6.00%. The $50,000 loan was initially secured by cash flow distributions and partial equity interests in an office property. On March 8, 2007, the $50,000 loan was increased by $31,000 when the existing mortgage loan on the property was defeased, upon which event our loan became secured by a first mortgage lien on the property and was reclassified as a whole loan. The whole loan currently bears interest at one-month LIBOR plus 6.00% for the initial funding and one-month LIBOR plus 1.00% for the subsequent funding. At closing, an affiliate of SL Green acquired from us and held a 15.15% pari-passu interest in the mezzanine loan and the whole loan. The investment in the mezzanine loan was repaid in full in September 2007. In September 2010, the whole loan was repaid at a discount.  We received $56,093 and we forgave the remaining balance outstanding.

In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. We sold our 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $25,350, resulting in a loss of $11,885. We recorded our pro rata share of net income of $1,263 for the three months ended March 31, 2010.

 In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu.  We sold our 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $38,911, resulting in a loss of $15,407. We recorded our pro rata share of net income of $1,523 for the three months ended March 31, 2010.

In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, we, along with SL Green, sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter, we participated 50% of our interest in the loan back to SL Green. As of March 31, 2011 and December 31, 2010, the loan has a book value of $0. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of March 31, 2011 and December 31, 2010, the loan has a book value of $0. We held a contingent interest in the property which was sold to SL Green in December 2010 for $2,016.

In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, we subsequently purchased an affiliate of SL Green’s full participation in the senior mezzanine loan at a discount. As of March 31, 2011 and December 31, 2010, the original loan has a book value of $5,224 and $5,224 and the subsequently purchased loan has a book value of $13,939 and $13,586, respectively.

In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, we purchased at a discount, the remaining 50% interest in the loan from an SL Green affiliate for $9,420. As of March 31, 2011 and December 31, 2010, the loan has a book value of $19,424 and $19,367, respectively.

In September 2008, we closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of December 31, 2010, the loan had a book value of $27,778. In December 2010, we sold the contingent interest to SL Green for $300. In March 2011, the loan was paid in full by the borrower.

In December 2010, we sold our interest in a parcel of land located at 292 Madison Avenue in New York, New York to a wholly-owned subsidiary of SL Green. We received proceeds of $16,765 and recorded an impairment charge of $9,759.

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

FFO for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31,
	2011	2010
Net income (loss) available to common stockholders	$4,959	$(24,768)
Add:
Depreciation and amortization	20,441	29,565
FFO adjustments for unconsolidated joint ventures	1,096	1,080
Less:
Non real estate depreciation and amortization	(1,827)	(2,185)
Gain on sale of real estate	(937)	(1,041)
Funds from operations	$23,732	$2,651

Funds from operations per share - basis	$0.47	$0.05

Funds from operations per share - diluted	$0.47	$0.05

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

•	availability of, and ability to retain, qualified personnel and directors;

•	our ability to satisfy all covenants in our CDOs and specifically compliance with overcollateralization and interest coverage tests,;

•	changes to our management and board of directors;

•	the success or failure of our efforts to implement our current business strategy;

•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;

•	the resolution of our non-performing and sub-performing assets and any losses we might recognize in connection with such investments;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	our ability to comply with financial covenants in our debt instruments, but specifically in our loan agreement with PB Capital Corporation;

•	risks of structured finance investments;

•	risks of real estate acquisitions;

•	the actions of our competitors and our ability to respond to those actions;

•	the timing of cash flows, if any, from our investments;

•	our ability to lease-up assumed leasehold interests above the leasehold liability obligation;

•	demand for office space;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	our ability to identify and complete additional property acquisitions;

•	our ability to profitably dispose of non-core assets;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	environmental and/or safety requirements;

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

Recently Issued Accounting Pronouncements

For a discussion of the impact of new accounting pronouncements on our financial condition or results of operation, see Note 2 of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk includes risks that arise from changes in interest rates, credit, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate, interest rate, and credit risks. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

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

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$(8,271)
+200 bps	$(12,682)
+300 bps	$(16,651)

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

Our 2011 annual meeting of stockholders will be held on Tuesday, December 6, 2011 at 9:30 a.m., local time, at the Grand Hyatt, 109 East 42nd Street, New York, New York.  The date of our 2011 annual meeting of stockholders is more than 30 calendar days from the anniversary date of our 2010 annual meeting of stockholders. Accordingly, for stockholder proposals submitted pursuant to Rule 14a-8 of the Exchange Act to be considered by us for inclusion in our proxy materials for the 2011 annual meeting of stockholders, such proposals must be received by the Secretary of our Company at our principal executive offices a reasonable time before we begin to print and send our proxy materials, which the Company anticipates will be on or about October 14, 2011. Additionally, any stockholder proposals for the 2011 annual meeting of stockholders submitted pursuant to our Amended and Restated Bylaws outside the processes of Rule 14a-8 of the Exchange Act must be received by the Secretary of our Company at our principal executive offices no later than the close of business on October 31, 2011, and otherwise comply with the requirements of our Amended and Restated Bylaws. We have established October 11, 2011 as the record date for determining stockholders of record entitled to notice of, and to vote at, the 2011 annual meeting of stockholders.

ITEM6.

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

10.1
Letter Agreement, dated March 13, 2011, by and among the Company, as guarantor, GKK Stars Junior Mezz I, LLC, as guarantor, the Borrowers, the Mortgage Lenders, the Mezzanine Lenders, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on March 14, 2011).

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

GRAMERCY CAPITAL CORP.

Dated: October 11, 2011	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)