Form 10-Q
period 2011-06-30
GRAMERCY CAPITAL CORP
filed 2011-10-11
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

GRAMERCY CAPITAL CORP.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

Gramercy Capital Corp.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
Assets:
Real estate investments, at cost:
Land	$611,839	$608,455
Building and improvements	1,834,139	1,818,012
Other real estate investments	20,318	20,318
Less: accumulated depreciation	(191,381)	(168,333)
Total real estate investments, net	2,274,915	2,278,452

Cash and cash equivalents	166,890	220,777
Restricted cash	124,261	128,806
Pledged government securities, net	90,524	92,918
Loans and other lending investments, net	273	1,512
Investment in joint ventures	1,404	3,650
Assets held for sale, net	857
Tenant and other receivables, net	46,499	44,788
Derivative instruments, at fair value	-	4
Acquired lease assets, net of accumulated amortization of $164,861 and $147,366	298,358	310,207
Deferred costs, net of accumulated amortization of $35,413 and $29,929	6,997	8,156
Other assets	14,280	15,210
Subtotal	3,025,258	3,104,480

Assets of Consolidated Variable Interest Entities ("VIEs"):
Real estate investments, at cost:
Land	21,967	26,486
Building and improvements	4,083	18,970
Less: accumulated depreciation	(207)	(208)
Total real estate investments directly owned	25,843	45,248

Cash and cash equivalents	58	68
Restricted cash	155,685	116,591
Loans and other lending investments, net	1,101,841	1,122,016
Commercial mortgage-backed securities - available for sale	897,187	31,889
Commercial mortgage-backed securities - held to maturity	-	973,278
Assets held for sale, net	9,912	28,660
Derivative instruments, at fair value	1,912	1,632
Accrued interest	31,146	29,784
Acquired lease assets, net of accumulated amortization of $0 and $153	-	5,546
Deferred costs, net of accumulated amortization of $28,692 and $25,760	11,782	14,744
Other assets	18,099	18,057
Subtotal	2,253,465	2,387,513

Total assets	$5,278,723	$5,491,993

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
Liabilities and Equity:
Liabilities:
Mortgage notes payable	$1,618,120	$1,640,671
Mezzanine notes payable	549,456	549,713
Total secured and other debt	2,167,576	2,190,384

Accounts payable and accrued expenses	52,997	57,688
Dividends payable	19,695	16,114
Accrued interest payable	22,274	6,934
Deferred revenue	145,477	152,601
Below market lease liabilities, net of accumulated amortization of $257,985 and $223,256	658,443	691,592
Leasehold interests, net of accumulated amortization of $9,311 and $7,770	16,207	17,027
Liabilities related to assets held for sale	7	-
Other liabilities	-	734
Subtotal	3,082,676	3,133,074

Non-Recourse Liabilities of Consolidated VIEs:
Collateralized debt obligations	2,580,266	2,682,321
Total secured and other debt	2,580,266	2,682,321

Accounts payable and accrued expenses	4,169	1,438
Accrued interest payable	3,151	4,818
Deferred revenue	142	188
Below market lease liabilities, net of accumulated amortization of $0 and $26	-	1,556
Liabilities related to assets held for sale	-	531
Derivative instruments, at fair value	155,921	157,932
Other Liabilities	764	3,128
Subtotal	2,744,413	2,851,912

Total liabilities	5,827,089	5,984,986

Commitments and contingencies	-	-

Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 49,999,739 and 49,984,559 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	50	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 4,600,000 shares authorized, 3,525,822 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	85,235	85,235
Additional paid-in-capital	1,078,698	1,078,198
Accumulated other comprehensive loss	(237,089)	(160,785)
Accumulated deficit	(1,476,163)	(1,496,594)
Total Gramercy Capital Corp. stockholders' equity	(549,269)	(493,896)
Non-controlling interest	903	903
Total equity	(548,366)	(492,993)
Total liabilities and equity	$5,278,723	$5,491,993

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Rental revenue	$74,350	$76,654	$149,909	$154,651
Investment income	39,748	43,808	80,259	88,059
Operating expense reimbursements	29,058	29,120	57,316	57,988
Other income	19,541	2,086	23,862	3,955
Total revenues	162,697	151,668	311,346	304,653

Expenses
Property operating expenses
Real estate taxes	9,972	10,137	20,315	20,660
Utilities	9,796	9,057	20,041	19,247
Ground rent and leasehold obligations	5,063	5,022	9,888	9,839
Property and leasehold impairments	691	-	721	(1)
Direct billable expenses	1,559	1,046	2,614	2,360
Other property operating expenses	22,010	19,840	46,208	39,114
Total property operating expenses	49,091	45,102	99,787	91,219

Interest expense	56,690	48,476	107,280	98,746
Depreciation and amortization	18,626	26,399	37,511	54,076
Management, general and administrative	7,694	9,830	14,111	17,316
Management fees	-	-	-	-
Impairment on commercial mortgage-backed securities	6,037	2,277	6,037	14,603
Provision for loan loss	18,783	13,230	36,283	54,390
Total expenses	156,921	145,314	301,009	330,350

Income (loss) from continuing operations before equity in income (loss) from unconsolidated joint ventures, provisions for taxes and non-controlling interest	5,776	6,354	10,337	(25,697)

Equity in net income of unconsolidated joint ventures	(706)	(1,017)	(1,393)	(2,687)
Income (loss) from continuing operations before provision for taxes, gain on extinguishment of debt and discontinued operations	5,070	5,337	8,944	(28,384)

Gain on extinguishment of debt	10,870	-	14,526	7,740
Provision for taxes	(3)	(66)	(73)	(104)
Net income (loss) from continuing operations	15,937	5,271	23,397	(20,748)
Net income (loss) from discontinued operations	(112)	3,490	(1,760)	6,080
Net gains from disposals	1,437	271	2,374	1,312
Net income (loss) from discontinued operations	1,325	3,761	614	7,392
Net income (loss)	17,262	9,032	24,011	(13,356)
Net (income) loss attributable to non-controlling interest	-	20	-	(24)
Net income (loss) attributable to Gramercy Capital Corp.	17,262	9,052	24,011	(13,380)
Accrued preferred stock dividends	(1,790)	(2,336)	(3,580)	(4,672)
Net income (loss) available to common stockholders	$15,472	$6,716	$20,431	$(18,052)

Basic earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$0.28	$0.05	$0.40	$(0.51)
Net income (loss) from discontinued operations	0.03	0.08	0.01	0.15
Net income (loss) available to common stockholders	$0.31	$0.13	$0.41	$(0.36)

Diluted earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$0.28	$0.05	$0.39	$(0.51)
Net income (loss) from discontinued operations	0.03	0.08	0.01	0.15
Net income (loss) available to common stockholders	$0.31	$0.13	$0.40	$(0.36)
Basic weighted average common shares outstanding	49,998,728	49,905,648	49,995,429	49,902,248
Diluted weighted average common shares and common share equivalents outstanding	50,692,846	50,432,260	50,716,953	49,902,248

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statement of Stockholders’ Equity and Non-controlling Interests
(Unaudited, amounts in thousands, except share data)

	Common Stock				Accumulated Other
	Shares	Par Value	Series A Preferred Stock	Additional Paid- In-Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Gramercy Capital Corp.	Non-controlling Interest	Total	Comprehensive Income (Loss)
Balance at December 31, 2010	49,984,559	$50	$85,235	$1,078,198	$(160,785)	$(1,496,594)	$(493,896)	$903	$(492,993)
Net income (loss)	-	-	-	-	-	24,011	24,011	-	24,011	$24,011
Change in net unrealized loss on derivative instruments	-	-	-	-	1,500	-	1,500	-	1,500	1,500
Net unrealized gain (loss) on available-for-sale securities	-	-	-	-	(77,804)	-	(77,804)	-	(77,804)	(77,804)
Issuance of stock - stock purchase plan	3,648	-	-	-	-	-	-	-	-	-
Stock based compensation - fair value	11,532	-	-	500	-	-	500	-	500	-
Dividends accrued on preferred stock	-	-	-	-	-	(3,580)	(3,580)	-	(3,580)	-
Balance at June 30, 2011	49,999,739	$50	$85,235	$1,078,698	$(237,089)	$(1,476,163)	$(549,269)	$903	$(548,366)	$(52,293)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six months ended June 30,
	2011	2010
Operating Activities:
Net income (loss)	$24,011	$(13,356)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	40,207	57,469
Amortization of leasehold interests	(1,541)	(1,368)
Amortization of acquired leases to rental revenue	(31,056)	(32,264)
Amortization of deferred costs	4,708	3,882
Amortization of discount and other fees	(16,626)	(13,691)
Payment of capitalized tenant leasing costs	(1,096)	(987)
Straight-line rent adjustment	(4,245)	16,235
Non-cash impairment charges	7,093	14,784
Net gain on sale of properties and lease terminations	(2,374)	(1,391)
Net realized gain on loans	(17,151)	-
Equity in net (income) loss of joint ventures	1,393	(2,864)
Gain on extinguishment of debt	(14,526)	(7,740)
Amortization of stock compensation	502	557
Provision for loan losses	36,283	54,390
Changes in operating assets and liabilities:
Restricted cash	(655)	(1,650)
Tenant and other receivables	2,045	(1,423)
Accrued interest	(1,733)	(4,846)
Other assets	1,383	(4,848)
Accounts payable, accrued expenses and other liabilities	9,269	2,450
Deferred revenue	(5,912)	(16,415)
Net cash provided by operating activities	29,979	46,924

Investing Activities:
Capital expenditures and leasehold costs	(2,380)	(8,390)
Deferred investment costs	1,891	-
Proceeds from sale of real estate	20,491	18,113
Proceeds from sale of securities available for sale	65,584	-
New investment originations and funded commitments	(193,763)	(70,060)
Principal collections on investments	184,457	70,813
Proceeds from loan syndications	-	3,832
Investment in commercial mortgage-backed securities	(17,926)	(43,324)
Distribution received from joint venture	668	-
Investment in joint venture	186	(825)
Change in accrued interest income	42	(8)
Purchase of marketable investments	2	1
Sale of marketable investments	3,621	3,044
Change in restricted cash from investing activities	9,594	(1,389)
Net cash provided by (used in) investing activities	72,467	(28,193)

Financing Activities:
Repayment of unsecured credit facility	-	(85)
Repayment of mortgage notes	(20,928)	(12,910)
Purchase of interest rate caps	(1,182)	(2,982)
Repayments of collateralized debt obligations	(54,318)	(17,701)
Repurchase of collateralized debt obligations	(33,747)	(11,260)
Payment for exchange of junior subordinated notes	-	(5,000)
Deferred financing costs and other liabilities	(3,700)	(6,330)
Change in restricted cash from financing activities	(42,468)	32,923
Net cash used in financing activities	(156,343)	(23,345)
Net decrease in cash and cash equivalents	(53,897)	(4,614)
Cash and cash equivalents at beginning of period	220,845	138,345
Cash and cash equivalents at end of period	$166,948	$133,731

Non-cash activity:
Deferred gain and other non-cash activity related to derivatives	$1,500	$(61,581)
Supplemental cash flow disclosures:
Interest paid	$65,391	$103,844
Income taxes paid	$898	$212

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

1. Business and Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a self-managed, integrated, commercial real estate finance and property management and investment company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. The Company’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. The Company’s property management and investment business, which operates under the name Gramercy Realty, historically focused on the acquisition and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are, for the most part, deposit-taking commercial banks, thrifts and credit unions, which the Company generally refers to as “banks.” The Company’s portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wells Fargo Bank National Association (formerly Wachovia Bank, National Association), or Wells Fargo Bank, Regions Financial Corporation, or Regions Financial and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company’s commercial real estate finance and property investment businesses are conducted. At June 30, 2011 and December 31, 2010, SL Green Operating Partnership, L.P., or SL Green OP, a wholly-owned subsidiary of SL Green Realty Corp (NYSE: SLG), or SL Green, owned approximately 10.7% of the outstanding shares of the Company’s common stock.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

As of June 30, 2011, Gramercy Finance held loans and other lending investments and CMBS of $1,999,301, net of unamortized fees, discounts, unfunded commitments, reserves for loan losses and other adjustments, with an average spread to 30-day LIBOR of 402 basis points for its floating rate investments, and an average yield of approximately 7.94% for its fixed rate investments. As of June 30, 2011, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, and seven interests in real estate acquired through foreclosures.

As of June 30, 2011, Gramercy Realty’s portfolio consisted of 620 bank branches, 320 office buildings and one land parcels, of which 52 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 25,261,851 rentable square feet and its unconsolidated properties aggregated approximately 237,172 rentable square feet. As of June 30, 2011, the occupancy of Gramercy Realty’s consolidated properties was 82.0% and the occupancy for its unconsolidated properties was 100.0%. As of June 30, 2011, the weighted average remaining term of Gramercy Realty’s leases was 8.3 years and approximately 70.6% of its base revenue was derived from net leases. Gramercy Realty’s two largest tenants are Bank of America, N.A., or Bank of America, and Wells Fargo Bank National Association (formerly Wachovia Bank National Association), or Wells Fargo Bank, and as of June 30, 2011, they represented approximately 41.1% and 15.5%, respectively, of the rental income of the Company’s portfolio and occupied approximately 42.7% and 16.6%, respectively, of Gramercy Realty’s total rentable square feet.

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
June 30, 2011

All significant intercompany balances and transactions have been eliminated. Entities which the Company does not control and entities which are VIEs, but where the Company is not the primary beneficiary, are accounted for as investments in joint ventures or as investments in CMBS.

Variable Interest Entities

The following is a summary of the Company’s involvement with VIEs as of June 30, 2011:

	Company carrying value-assets		Company carrying value- liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
CDOs	$2,253,465		$2,744,413	$3,030,431	$3,012,616
Unconsolidated VIEs
CMBS-controlling class	$-	(1)	$-	$633,654	$633,654

(1)	CMBS are assets held by the CDOs classified on the Condensed Consolidated Balance Sheet as an Asset of Consolidated VIEs.

 Consolidated VIEs

As of June 30, 2011, the Condensed Consolidated Balance Sheet includes $2,253,465 of assets and $2,744,413 of liabilities related to three consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, the Company’s net exposure to loss from investments in these entities is limited to its beneficial interests in these VIEs.

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

The Company is not obligated to provide any financial support to these CDOs. As of June 30, 2011, the Company has no exposure to loss as a result of the investment in these CDOs. Since the Company is the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, the Company has concluded that it is the primary beneficiary of the CDOs.

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

The Company is not obligated to provide, nor has it provided, any financial support to these entities. Substantially all of the Company’s securities portfolio, with an aggregate face amount of $1,168,403, is financed by the Company’s CDOs, and the Company’s exposure to loss is therefore limited to its interests in these consolidated entities described above. The Company has not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, the Company does not directly control the activities that most significantly impact the VIE’s economic performance.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

The Company further analyzed its investment in controlling class CMBS to determine if it was the primary beneficiary. At June 30, 2011, the Company owned securities of one controlling non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, with a carrying value of $0. The total par amount of CMBS issued by the Trust was $633,654.

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

At June 30, 2011, the Company’s maximum exposure to loss as a result of its investment in this Trust totaled $0, which equals the book value of this investment as of June 30, 2011.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are both protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of June 30, 2011 and December 31, 2010, the Company had investments of $1,404 and $3,650 in joint ventures, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at June 30, 2011 consists of $155,684 on deposit with the trustee of the Company’s CDOs. The remaining balance consists of $52,105 held as collateral for letters of credit, $77 of interest reserves held on behalf of borrowers and $72,080 which represents amounts escrowed pursuant to mortgage agreements securing the Company’s real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

Assets Held-for-Sale

Real Estate and CTL Investments Held-for-Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of June 30, 2011 and December 31, 2010, the Company had real estate investments held-for-sale of $10,769 and $28,660, respectively. The Company recorded impairment charges of $0 and $561 for the three and six months ended June 30, 2011, respectively, and $6 and $263 for the three and six months ended June 30, 2010, respectively, related to real estate investments classified as held-for-sale, which are included in net income (loss) from discontinued operations.

One property that serves as collateral for the Goldman Mortgage and Goldman Mezzanine Loans met the criteria to be classified as held-for-sale as of June 30, 2011. All other properties did not meet the criteria to be classified as held-for-sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of these properties are included in the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 and their results of operations are presented as part of continuing operations in the Condensed Consolidated Statements of Operations for all periods presented. The assets and liabilities of these properties will be removed from the Condensed Consolidated Balance Sheet and the results of operations will be reclassified to discontinued operations in the Condensed Consolidated Statements of Operations upon the ultimate disposition of each property.

Loans and Other Lending Investments Held-For-Sale

Loans held-for-investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held-for-sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of June 30, 2011 and December 31, 2010, the Company had no loans and other lending investments designated as held-for-sale. The Company had no recorded impairment charges related to the mark-to-market of the loans designated as held-for-sale for the three and six months ended June 30, 2011, respectively. The Company recorded impairment charges of $2,000 and $2,000 related to the mark-to-market of the loans designated as held-for-sale for the three and six months ended June 30, 2010, respectively.

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

On a quarterly basis, when significant changes in estimated cash flows from the cash flow previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting charge against earnings and a new cost basis is established. The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income. During the three and six months ended  June 30, 2011, the Company recognized an other-than-temporary impairment of $6,037, due to an adverse change in expected cash flows related to credit losses for one CMBS investment which are recorded in impairment on loans held-for-sale and CMBS in the Company’s Condensed Consolidated Statement of Operations.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

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

  During the three and six months ended June 30, 2011, the Company sold eight and eight CMBS investments for a realized gain of $15,126 and $15,126, respectively. During the six months ended June 30, 2010, the Company sold four CMBS investments for a realized gain of $179.

Pledged Government Securities

The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. The Company does not intend to sell the securities and believes it is more likely than not that it will realize the full amortized cost basis of the securities over their remaining life. These securities had a carrying value of $90,524 and $92,918, a fair value of $94,232 and $96,729 and unrealized gains of $3,708 and $3,811 at June 30, 2011 and December 31, 2010, respectively, and have maturities that extend through November 2013.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of June 30, 2011 and December 31, 2010, were $5,213 and $5,440, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the Condensed Consolidated Statements of Operations.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

Intangible Assets

As of June 30, 2011 and December 31, 2010, the Company’s intangible assets and acquired lease obligations were comprised of the following:

	June 30, 2011	December 31, 2010
Intangible assets:
In-place leases, net of accumulated amortization of $128,081 and $114,383	$234,273	$248,021
Above-market leases, net of accumulated amortization of $36,780 and $33,136	64,085	67,732
Amounts related to assets held for sale, net of accumulated amortization of $45 and $0	-	-
Total intangible assets	$298,358	$315,753

Intangible liabilities:
Below-market leases, net of accumulated amortization of $257,985 and $223,282	$658,443	$693,148
Total intangible liabilities	$658,443	$693,148

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
June 30, 2011

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

The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and subsequent cash receipts are applied to principal or recognized as income when received. At June 30, 2011, the Company had one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans. At December 31, 2010, the Company had one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At June 30, 2011, the Company had seven whole loans with an aggregate carrying value of $138,863, one subordinate interest in a whole note with a carrying value of $1,225, five mezzanine loans with an aggregate carrying value of $27,380 and two preferred equity investments with an aggregate carrying value of $7,514 classified as sub-performing. At December 31, 2010, one first mortgage loan with a carrying value of $13,222 and two mezzanine loans with an aggregate carrying value of $9,826 were classified as sub-performing.

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

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb losses. During the six months ended June 30, 2011, the Company incurred charge-offs totaling $403 relating to realized losses on one loan. During the year ended December 31, 2010, the Company incurred charge-offs totaling $239,078 relating to realized losses on ten loans. The Company maintained a reserve for loan losses of $299,396 against 20 investments with an aggregate carrying value of $395,302 as of June 30, 2011, and a reserve for loan losses of $263,516 against 19 separate investments with an aggregate carrying value of $438,541 as of December 31, 2010.

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
June 30, 2011

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

For the three and six months ended June 30, 2011, the Company recorded $3 and $73 of income tax expense, respectively. For the three and six months ended June 30, 2010, the Company recorded $66 and $104 of income tax expense respectively.

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

Three investments accounted for approximately 20.5% of the total carrying value of the Company's loan and other lending investments as of June 30, 2011 compared to four investments which accounted for approximately 24.2% of the total carrying value of the Company's loan and other lending investments as of December 31, 2010. Six investments accounted for approximately 15.6% and 15.5% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2011 compared to six investments which accounted for approximately 16.2% and 16.7% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2010, respectively. The largest sponsor accounted for approximately 6.5% and 10.7% of the total carrying value of the Company’s loan and other lending investments as of June 30, 2011 and December 31, 2010, respectively. The largest sponsor accounted for approximately 5.5% and 5.9% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2011, respectively, compared to approximately 6.0% and 6.0% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2010, respectively.

Additionally, two tenants, Bank of America and Wells Fargo Bank, accounted for approximately 41.5% and 15.7% of the Company's rental revenue for the three months ended June 30, 2011, respectively, and approximately 41.1% and 15.5% of the Company's rental revenue for the six months ended June 30, 2011, respectively.

Recently Issued Accounting Pronouncements

In July 2010, FASB issued guidance which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity's statement of financial position. This guidance will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under this guidance as of the end of a reporting period are effective for the Company's December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company's June 30, 2011 interim reporting period. In January 2011, the FASB delayed the effective date of the new disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations about on what constitutes a troubled debt restructuring. The effective date of the new disclosures about and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is anticipated to be effective for the Company’s September 30, 2011 reporting period. The Company has applied this update to its financial statements for the period ended December 31, 2010.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

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

3. Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company’s loans, other lending investments and CMBS investments as of June 30, 2011 and December 31, 2010, were as follows:

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR (2)
	2011	2010	2011	2010	2011	2010	2011	2010
Whole loans, floating rate	$626,177	$659,095	56.8%	58.7%	-	-	363 bps	330 bps
Whole loans, fixed rate	201,696	132,268	18.3%	11.8%	8.34%	7.16%	-	-
Subordinate interests in whole loans, floating rate	26,515	75,066	2.4%	6.7%	-	-	585 bps	297 bps
Subordinate interests in whole loans, fixed rate	128,067	46,468	11.6%	4.1%	8.92%	6.01%	-	-
Mezzanine loans, floating rate	61,632	152,349	5.6%	13.5%	-	-	734 bps	754 bps
Mezzanine loans, fixed rate	50,512	48,828	4.6%	4.3%	12.78%	12.69%	-	-
Preferred equity, floating rate	5,224	5,224	0.5%	0.5%	-	-	350 bps	350 bps
Preferred equity, fixed rate	2,291	4,230	0.2%	0.4%	7.22%	7.25%	-	-
Subtotal/ Weighted average	1,102,114	1,123,528	100.0%	100.0%	9.11%	8.09%	402 bps	400 bps
CMBS, floating rate	48,790	50,798	5.4%	5.1%	-	-	404 bps	394 bps
CMBS, fixed rate	848,397	954,369	94.6%	94.9%	7.41%	8.37%	-	-
Subtotal/ Weighted average	897,187	1,005,167	100.0%	100.0%	7.41%	8.37%	404 bps	394 bps
Total	$1,999,301	$2,128,695	100.0%	100.0%	7.94%	8.32%	402 bps	400 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

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
June 30, 2011

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

A summary of the Company’s loans by loan class as of June 30, 2011 and December 31, 2010 are as follows:

	Risk Ratings as of June 30, 2011
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole Loans	13	$489,813	$461,606	18	$496,255	$366,267
Subordinate Mortgage Interests (1)	6	172,029	153,358	3	65,225	1,225
Mezzanine Loans	-	-	-	9	176,114	112,144
Preferred Equity	-	-	-	2	60,716	7,514
Total	19	$661,842	$614,964	32	$798,310	$487,150

(1)	Includes one Interest-Only Strip.

	Risk Ratings as of December 31, 2010
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole Loans	11	$412,837	$403,265	18	$504,229	$388,098
Subordinate Mortgage Interests (1)	6	96,145	96,073	3	85,494	25,461
Mezzanine Loans	2	39,979	40,342	10	214,151	160,835
Preferred Equity	-	-	-	2	60,668	9,454
Total	19	$548,961	$539,680	33	$864,542	$583,848

(1)	Includes one Interest-Only Strip.

As of June 30, 2011, the Company’s loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

 Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

Year of Maturity	Number of Investments Maturing		Current Carrying Value (In thousands)		% of Total
2011 (July 1 - December 31)	22	(1)	$216,255		19.6%
2012	10		297,537		27.0%
2013	5		184,700		16.8%
2014	4		71,981		6.5%
2015	3		50,917		4.6%
Thereafter	7		280,724		25.5%
Total	51		$1,102,114		100.0%

Weighted average maturity			2.4 years	(2)

(1)	Of the loans maturing in 2011, five investments with a carrying value of $61,539 have extension options, which may be subject to performance criteria.

(2)
The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the three and six months ended June 30, 2011 and 2010, the Company’s investment income from loans, other lending investments and CMBS investments, was generated by the following investment types:

	Three months ended June 30, 2011		Three months ended June 30, 2010
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$12,045	30.3%	$16,108	36.8%
Subordinate interests in whole loans	1,849	4.7%	775	1.8%
Mezzanine loans	4,621	11.6%	6,212	14.2%
Preferred equity	667	1.7%	683	1.6%
CMBS	20,566	51.7%	20,030	45.6%
Total	$39,748	100.0%	$43,808	100.0%

	Six months ended June 30, 2011		Six months ended June 30, 2010
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$23,819	29.7%	$32,963	37.4%
Subordinate interests in whole loans	3,378	4.2%	1,468	1.7%
Mezzanine loans	10,283	12.8%	13,273	15.1%
Preferred equity	1,388	1.7%	1,354	1.5%
CMBS	41,391	51.6%	39,001	44.3%
Total	$80,259	100.0%	$88,059	100.0%

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

At June 30, 2011 and December 31, 2010, the Company’s loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	June 30, 2011		December 31, 2010
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$397,594	36.1%	$497,030	44.2%
West	255,432	23.2%	277,478	24.7%
Midwest	219,523	19.9%	50,298	4.4%
South	88,025	8.0%	119,841	10.7%
Mid-Atlantic	67,956	6.2%	116,495	10.4%
Various (1)	43,531	3.9%	32,365	2.9%
Southwest	30,053	2.7%	30,021	2.7%
Total	$1,102,114	100.0%	$1,123,528	100.0%

(1)	Includes interest-only strips.

At June 30, 2011 and December 31, 2010, the Company’s loans and other lending investments, excluding CMBS investments, by property type were as follows:

	June 30, 2011		December 31, 2010
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$530,674	48.2%	$425,773	37.9%
Hotel	181,529	16.5%	184,306	16.4%
Retail	130,177	11.8%	202,090	18.0%
Land - Commercial	114,377	10.4%	143,589	12.8%
Multifamily	52,529	4.8%	54,488	4.8%
Other (1)	30,486	2.8%	5,953	0.5%
Mixed-Use	28,594	2.6%	28,622	2.5%
Condominium	17,687	1.6%	30,923	2.8%
Industrial	16,061	1.5%	47,784	4.3%
Total	$1,102,114	100.0%	$1,123,528	100.0%

(1)	Includes interest-only strips.

 The Company recorded provisions for loan losses of $18,783 and $36,283 for the three and six months ended June 30, 2011, respectively. The Company recorded provisions for loan losses of $13,230 and $54,390 for the three and six months ended June 30, 2010, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience, collateral quality by individual asset or category of asset and modifications that resulted in troubled debt restructurings.

 For the six months ended June 30, 2011, the Company incurred charge-offs of $403 related to realized losses on one loan investment. During the year ended December 31, 2010, the Company incurred charge-offs totaling $239,078 related to ten loan investments.

 The interest income recognized from impaired loans during the time within the financial statement period that they were impaired or reserved for was $7,019 and $14,525 for the three and six months ended June 30, 2011, respectively. The interest income recognized from impaired loans during the time within the financial statement period that they were impaired or reserved for was $13,191 and $27,625 for the three and six months ended June 30, 2010, respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

 Changes in the reserve for loan losses were as follows:

	Whole loans	Subordinate interest in whole loans	Mezzanine loans	Preferred equity	Total
Reserve for loan losses, December 31, 2010	$126,823	$45,585	$39,708	$51,400	$263,516
Additional provision for loan losses	15,500	-	-	2,000	17,500
Charge-offs	(403)	-	-	-	(403)
Reserve for loan losses, March 31, 2011	141,920	45,585	39,708	53,400	280,613
Additional provision for loan losses	953	4,000	13,830	-	18,783
Charge-offs	-	-	-	-	-
Reserve for loan losses, June 30, 2011	$142,873	$49,585	$53,538	$53,400	$299,396

 As of June 30, 2011 and 2010, the Company’s recorded investments in impaired loans were as follows:

	For the six months ended June 30, 2011			For the three months ended June 30, 2011		For the six months ended June 30, 2011
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Recorded Investment Balance (1)	Investment Income Recognized	Average Recorded Investment Balance (1)	Investment Income Recognized
Whole loans	$491,796	$351,611	$142,873	$352,468	$4,240	$365,170	$9,084
Subordinate interests in whole loans	70,987	6,401	64,585	9,388	177	9,806	234
Mezzanine loans	103,312	45,095	38,537	54,877	1,935	55,871	4,748
Preferred equity	60,716	7,514	53,400	7,511	667	8,359	1,388

Total	$726,811	$410,621	$299,395	$424,244	$7,019	$439,206	$15,454

(1)	Represents the average of the month end balances for the three and six months ended June 30, 2011.

	For the twelve months ended December 31, 2010			For the three months ended June 30, 2010		For the six months ended June 30, 2010
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Recorded Investment Balance (1)	Investment Income Recognized	Average Recorded Investment Balance (1)	Investment Income Recognized
Whole loans	$506,211	$382,272	$126,823	$550,888	$9,740	$575,086	$19,252
Subordinate interests in whole loans	50,647	5,062	45,585	2,498	-	1,427	-
Mezzanine loans	156,161	94,312	39,708	98,525	2,820	99,354	4,562
Preferred equity	60,668	9,454	51,400	32,484	631	32,572	1,332

Total	$773,687	$491,100	$263,516	$684,395	$13,191	$708,439	$25,146

(1)	Represents the average of the month end balances for the three and six months ended June 30, 2010.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

As of June 30, 2011 and December 31, 2010, the Company’s non-performing loans by class were as follows:

	As of June 30, 2011
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

At June 30, 2011, the Company did not have any loans contractually past due 90 days or more that are still accruing interest. Also, the Company had no unfunded commitments on modified loans which were considered “troubled debt restructurings.” As of June 30, 2011 and December 31, 2010, there were no loans for which the collateral securing the loan was less than the carrying value of the loan for which the Company did not record a provision for loan loss.

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

The following is a summary of the Company’s CMBS investments at June 30, 2011:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Available for sale:
Floating rate CMBS	3	$53,500	$51,660	$48,790	$-	$(2,870)
Fixed rate CMBS	102	1,114,903	921,349	848,397	73,012	(145,964)
Total	105	$1,168,403	$973,009	$897,187	$73,012	$(148,834)

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

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

(1) Included in Other Comprehensive Income.

The following table shows the Company’s fair value unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011.

	Less than 12 Months		12 Months or More		Total
Description	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Floating rate CMBS	$3,200	$(22)	$45,590	$(2,848)	$48,790	$(2,870)
Fixed rate CMBS	14,936	(1,023)	597,840	(144,941)	612,776	(145,964)
Total temporarily impaired securities	$18,136	$(1,045)	$643,430	$(147,789)	$661,566	$(148,834)

As of June 30, 2011, the Company’s CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Amortized Cost	Percent of Total Carrying Value	Fair Value	Percent of Total Fair Value
Less than 1 year	2	$48,438	5.0%	$45,590	5.1%
1 - 5 years	27	161,806	16.6%	176,759	19.7%
5 - 10 years	76	762,765	78.4%	674,838	75.2%
Total	105	$973,009	100.0%	$897,187	100.0%

The following is a summary of the underlying credit ratings of the Company’s CMBS investments at June 30, 2011 and December 31, 2010 (for split-rated securities, the higher rating was used):

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

	June 30, 2011		December 31, 2010
	Carrying Value	Percentage	Carrying Value	Percentage
Investment grade:
AAA	58,261	6.5%	51,590	5.1%
AA	35,067	3.9%	76,484	7.6%
AA-	76,986	8.6%	67,717	6.7%
A+	3,788	0.4%	2,103	0.2%
A	14,521	1.6%	57,314	5.7%
BBB+	33,928	3.8%	29,775	3.0%
BBB	66,596	7.4%	57,663	5.7%
BBB-	174,149	19.4%	166,843	16.6%
Total investment grade	463,296	51.6%	509,489	50.6%

Non-investment grade:
BB+	41,926	4.7%	69,733	6.9%
BB	44,020	4.9%	97,261	9.7%
BB-	103,045	11.5%	138,680	13.8%
B+	128,514	14.3%	153,970	15.3%
B	94,773	10.6%	5,160	0.6%
B-	1,253	0.1%	30,613	3.1%
CCC+	18,360	2.1%	261	0.0%
CCC	2,000	0.2%	-	-
Total non-investment grade	433,891	48.4%	495,678	49.4%

Total	$897,187	100.0%	$1,005,167	100.0%

The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment. The Company’s unrealized losses are primarily the result of market factors other than credit impairment, which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there has been an adverse change in expected cash flows related to credit losses for one CMBS investment. Therefore, the Company recognized an other-than-temporary impairment of $6,037 during the three months ended June 30, 2011 that was recorded as an impairment in the Company’s Condensed Consolidated Statements of Operations. The Company recognized an other-than-temporary impairment of $277 during the three months ended June 30, 2010. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans,(ii) current subordination levels for individual loans which serve as collateral under the Company’s securities, and (iii) current subordination levels for the securities themselves. The Company’s assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company’s expectation to recover book value, is the basis for its conclusion the remainder of these investments are not other-than-temporarily impaired, despite the difference between the carrying value and the fair value. The Company has considered rating downgrades in its evaluation and apart from the one bond noted above, it believes that the book value of its CMBS investments is recoverable at June 30, 2011. The Company attributes the current difference between carrying value and market value to current market conditions including a decrease in demand for structured financial products and commercial real estate. The Company has concluded that it does not intend to sell these securities and not likely it will be required to sell the securities before recovering the amortized cost basis.

During the six months ended June 2011, the Company sold eight CMBS securities classified as available for sale. The total face amount and amortized cost of these securities was $78,247 and $50,458, respectively. The proceeds from the sale was $65,584 and resulted in a gain of $15,126.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

In connection with a preferred equity investment which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company was previously a preferred equity investor, in the event of a borrower default under such loan. The loan matures in 2012. This guarantee in the event of a borrower default under such loan is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on the Condensed Consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income is recorded. The Company’s maximum exposure under this guarantee is approximately $1,354 and $1,366 as of June 30, 2011 and December 31, 2010, respectively. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

4. Dispositions and Assets Held-for-Sale

During the three and six months ended June 30, 2011, the Company sold or disposed of two and five properties and a partial condemnation, respectively, for net sales proceeds of $2,223 and $20,490, respectively. During the three and six months ended June 30, 2010, the Company sold or disposed of three and 11 properties, respectively, for net sales proceeds of $1,840 and $18,113, respectively. The sales transactions resulted in gains totaling $1,437 and $2,374 for the three and six months ended June 30, 2011, respectively. The sales transactions resulted in gains totaling $202 and $1,243 for the three and six months ended June 30, 2010, respectively.

The Company separately classifies properties held-for-sale in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. In the normal course of business, the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held-for-sale or classify a property that was designated as held-for-sale back to held-for-investment. As of June 30, 2011 and December 31, 2010, the Company did not reclassify any properties previously identified as held-for-sale to held for investment.

The Company classified two properties as held-for-sale as of June 30, 2011 and December 31, 2010. The following table summarizes information for these properties:

	June 30, 2011	December 31, 2010
Assets held for sale:
Real estate investments, at cost:
Land	$10,420	$15,142
Building and improvement	382	11,612
Total real estate investments, at cost	10,802	26,754
Less: accumulated depreciation	(34)	(202)
Real estate investments held for sale, net	10,768	26,552
Accrued interest and receivables	-	398
Other Assets	1	1,710
Total assets held for sale	$10,769	$28,660

Liabilities related to assets held for sale:
Accrued expenses	$-	$474
Deferred revenue	7	57
Total liabilities related to assets held for sale:	7	531
Net assets held for sale	$10,762	$28,129

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

The following operating results of the assets held-for-sale as of June 30, 2011 and the assets sold during the six months ended  June 30, 2011 and 2010, are included in discontinued operations for all periods presented:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating Results:
Revenues	$325	$5,259	$684	$7,396
Operating expenses	(426)	(3,373)	(2,370)	(4,613)
Marketing, general and administrative	(4)	-	(4)	-
Interest expense	(1)	(962)	(48)	(1,914)
Depreciation and amortization	(6)	(199)	(22)	(340)
Equity in net income from unconsolidated joint venture	-	2,765	-	5,551
Net income (loss) from operations	(112)	3,490	(1,760)	6,080
Net gains from disposals	1,437	271	2,374	1,312
Net income (loss) from discontinued operations	$1,325	$3,761	$614	$7,392

Subsequent to June 30, 2011, the Company entered into an agreement of sale on one property for approximately $375 with a total carrying value of $376 as of June 30, 2011, and net loss of $25 for the six months ended June 30, 2011.

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

5. Investments in Joint Ventures

At June 30, 2011 and December 31, 2010, the carrying values of the Company’s joint venture investments were as follows:

		Carrying Value
	Ownership Interest	June 30, 2011	December 31, 2010
Unconsolidated Joint Ventures:
200 Franklin Square Drive, Somerset, New Jersey	25.0%	$622	$746
Citizens Portfolio	various (1)	782	2,904
Total		$1,404	$3,650

(1)	The Company has a 99% ownership interest in 52 properties and sold its 1% ownership interest in two properties in January 2011.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

For the three and six months ended June 30, 2011 and 2010, the Company’s pro rata share of net income (loss) of the joint ventures were as follows:

	Three Months Ended		Six Months Ended
Joint Ventures	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
200 Franklin Square Drive, Somerset, New Jersey	$31	$31	$61	$61
2 Herald Square, New York, New York (1)	-	1,263	-	2,526
885 Third Avenue, New York, New York (2)	-	1,501	-	3,024
Citizens Portfolio	(737)	(685)	(1,454)	(1,342)
Whiteface, Lake Placid, New York (3)	-	(362)	-	(1,405)
Total before discontinued operations	(706)	1,748	(1,393)	2,864
Less discontinued operations	-	(2,765)	-	(5,551)
Total	$(706)	$(1,017)	$(1,393)	$(2,687)

(1)	In December 2010, the Company sold its 45% interest for a loss of $11,885 which is included in discontinued operations.
(2)	In December 2010, the Company sold its 45% interest for a loss of $15,407 which is included in discontinued operations.
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

During the six months ended June 30, 2011 and 2010, the Company repurchased, at a discount, $48,259 and $19,000, respectively, of notes previously issued by one of the Company’s three CDOs. The Company recorded a net gain on the early extinguishment of debt of $14,526 and $7,740, for the six months ended June 30, 2011 and 2010, respectively.

7. Debt Obligations

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of June 30, 2011, 941 (including 52 properties held by an unconsolidated joint venture) of the Company’s real estate investments were encumbered with mortgage and mezzanine loans with a cumulative outstanding balance of $2,167,576. In September 2011, pursuant to the Settlement Agreement with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions and an arrangement for the Company’s continued management of the assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of June 30, 2011 and December 31, 2010, the Company was in covenant compliance on all of its mortgage and mezzanine loans, except that, as of June 30, 2011 and December 31, 2010, the Company was out of debt service coverage compliance under two of its mortgage note financings. Such non-compliance does not constitute an event of default under the applicable loan agreements. Under one of the loans, the lender has the ability to restrict distributions which are limited to budgeted property operating expenses; under the other loan, the lender has the right to replace the management of the property. The Company also was not in compliance with the tangible net worth covenant under its loan agreement with PB Capital Corporation, or the PB Loan Agreement, and such non-compliance may permit the lender to exercise remedies against the mortgage collateral on a non-recourse basis. In September 2011, pursuant to the Settlement Agreement, the PB Loan Agreement and the related collateral will be transitioned to the mezzanine lenders. Accordingly, as a result of the execution of the Settlement Agreement, any acceleration of the PB Loan Agreement loan is not expected to have an adverse effect on the Company.

Goldman Mortgage Loan

On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement with GSMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement described below was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The Company has accrued interest of $661 and $256 and borrowings of $240,523 and $240,523 as of June 30, 2011 and December 31, 2010, respectively.

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
June 30, 2011

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which, an indirect wholly-owned subsidiary of the Company, is the mortgagor. In August 2008, the Goldman Mezzanine Loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders, and the Senior Mezzanine Loan was assigned to KBS. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR, the Senior Mezzanine Loan bears interest at 5.20% over LIBOR and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loan. The Goldman Mezzanine Loans encumber all properties held by Gramercy Realty. The Company has accrued interest of $15,547 and $1,454 and borrowings of $549,456 and $549,713 as of June 30, 2011 and December 31, 2010, respectively.

In March 2010, the Company extended the maturity date of the Goldman Mezzanine Loans to March 2011, and amended certain terms of the Senior Mezzanine Loan agreement and the Junior Mezzanine Loan agreement, including, among others, with respect to the Senior Mezzanine Loan agreement, (i) a prohibition on distributions from the Senior Mezzanine Loan borrowers to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Senior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to KBS, and (iii) within 90 days after the first day of  the Senior Mezzanine Loan extension term, delivery by the Senior Mezzanine Loan borrowers  to KBS of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Senior Mezzanine Loan, and with respect to the Junior Mezzanine Loan agreement, (i) a prohibition on distributions from the Junior Mezzanine Loan borrower to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Realty, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Junior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to GSMC, Citicorp and SL Green, and (iii) within 90 days after the first day of the Junior Mezzanine Loan extension term, delivery by the Junior Mezzanine Loan borrower to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Junior Mezzanine Loan. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the Company entered into series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions fail. On May 9, 2011, the Company announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

The following is a summary of first mortgage loans as of June 30, 2011:

	Encumbered Properties (1)	Balance		Interest Rate	Maturity Date
Fixed-rate mortgages	473	$1,148,206	(2)	5.06% to 10.29%	January 2012 to August 2030
Variable-rate mortgages	236	460,036		1.84% to 6.19%	May 2011 (3) to April 2013
Total mortgage notes payable	709	1,608,242
Above- / below-market interest	-	9,878
Balance, June 30, 2011	709	$1,618,120

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

(2)	Includes $84,990 of debt that is collateralized by $90,524 of pledged treasury securities, net of discounts and premiums.

(3)	Goldman Mortgage Loan default date.

Combined aggregate principal maturities of the Company’s consolidated CDOs and mortgage loans (including the Goldman Mortgage Loan and Goldman Mezzanine Loans) as of June 30, 2011 are as follows:

	CDOs	Mortgage and Mezzanine Loans (1)	Interest Payments	Total
2011 (July 1 - December 31)	$-	$803,672	$76,047	$879,719
2012	-	80,736	146,238	226,974
2013	-	602,909	131,011	733,920
2014	-	12,884	108,175	121,059
2015	-	47,650	103,794	151,444
Thereafter	2,580,266	609,847	212,539	3,402,652
Above- / below-market interest	-	9,878	-	9,878
Total	$2,580,266	$2,167,576	$777,804	$5,525,646

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

8. Related Party Transactions

An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors. For the three and six months ended June 30, 2011, the Company incurred expenses of $42 and $83, respectively, pursuant to the special servicing arrangement. For the three and six months ended June 30, 2010, the Company incurred expenses of $123 and $148, respectively, pursuant to the special servicing arrangement.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of its leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three and six months ended June 30, 2011, the Company paid $77 and $154 under this lease, respectively. For the three and six months ended June 30, 2010, the Company paid $75 and $151 under this lease, respectively.

In March 2006, the Company closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green was an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when the Company originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $24,478 and $24,821 as of June 30, 2011 and December 31, 2010, respectively.

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

In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. The Company sold its 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $25,350, resulting in a loss of $11,885. The Company recorded its pro rata share of net income of $1,263 and $2,526 for the three and six months ended June 30, 2010.

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. The Company sold its 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $38,911, resulting in a loss of $15,407. The Company recorded its pro rata share of net income of $1,501 and $3,024 for the three and six months ended June 30, 2010.

In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter, the Company participated 50% of its interest in the loan back to SL Green. As of June 30, 2011 and December 31, 2010, the loan has a book value of $0. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of June 30, 2011 and December 31, 2010, the loan has a book value of $0. The Company held a contingent interest in the property which was sold to SL Green in December 2010 for $2,016.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of the Company’s interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, the Company subsequently purchased an affiliate of SL Green’s full participation in the senior mezzanine loan at a discount. As of June 30, 2011 and December 31, 2010, the original loan has a book value of $5,224 and $5,224, and the subsequently purchased loan has a book value of $14,309 and $13,586, respectively.

In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, the Company purchased, at a discount, the remaining 50% interest in the loan from an SL Green affiliate for $9,420. As of June 30, 2011 and December 31, 2010, the loan has a book value of $19,442 and $19,367, respectively.

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

The following table presents the carrying value in the financial statements and approximate fair value of other financial instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Government securities	$90,524	$94,999	$92,918	$97,247
Lending investments	$1,102,114	$1,111,353	$1,123,528	$1,117,743
CMBS (1)	$897,187	$897,187	$1,005,167	$900,815
Derivative instruments	$1,912	$1,912	$1,636	$1,636
Financial liabilities:
Mortgage note payable and senior and junior mezzanine loans	$2,167,576	$1,514,599	$2,190,384	$1,679,029
Collateralized debt obligations	$2,580,266	$1,728,598	$2,682,321	$1,704,338
Derivative instruments	$155,921	$155,921	$157,932	$157,932

(1) As of March 31, 2011, the Company has changed its intent and may sell to hold its CMBS investments prior to maturity. As a result, at March 31, 2011, the CMBS investments were reclassified to available-for-sale from held-to-maturity. As a result, on the Condensed Consolidated Balance Sheet, the CMBS investments are recorded at fair value.

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
June 30, 2011

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

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at June 30, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2011 and December 31, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

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
June 30, 2011

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At June 30, 2011	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$1,912	$-	$-	$1,912
Interest rate swaps	-	-	-	-
	$1,912	$-	$-	$1,912

CMBS available-for-sale:
Investment grade	$463,296	$-	$-	$463,296
Non-investment grade	433,891	-	-	433,891
	$897,187	$-	$-	$897,187

Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	$155,921	-	-	$155,921
	$155,921	$-	$-	$155,921

At December 31, 2010	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$1,636	$-	$-	$1,636
Interest rate swaps	-	-	-	-
	$1,636	$-	$-	$1,636

CMBS available-for-sale:
Investment grade	$20,607	$-	$-	$20,607
Non-investment grade	11,282	-	-	11,282
	$31,889	$-	$-	$31,889

Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	157,932	-	-	157,932
	$157,932	$-	$-	$157,932

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

Total gains and losses from derivatives for the three and six months ended June 30, 2011 are $13,342 and $1,500, respectively, and are included in Accumulated Other Comprehensive Loss. During the six months ended June 30, 2011, the Company entered into two interest rate caps for a total purchase price of $1,182.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

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

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	CMBS available for sale - investment grade	CMBS available for sale -non- investment grade	Derivative instruments

Balance as of December 31, 2010	$20,607	$11,282	$1,636
Transfers from securites held to maturity	461,602	515,763	-
Proceeds from sale of CMBS investments	(44,017)	(21,567)	-
Purchases of CMBS investments	17,942	-	-
Purchases of derivative instruments	-	-	1,182
Change in CMBS investment status	(3,850)	3,850	-
Amortization of discounts for securities available-for-sale in prior quarter	2,533	1,756	-
Adjustments to fair value:
Included in other comprehensive income	3,280	(81,083)	(906)
Gain from sales of CMBS investmemts	5,199	9,927	-
Other-than-temporary impairments	-	(6,037)	-

Balance as of June 30, 2011	$463,296	$433,891	$1,912

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative instruments - interest rate swaps

Balance as of December 31, 2010	$157,932
Purchases of derivative instruments	-
Adjustments to fair value:
Included in other comprehensive income	(2,011)

Balance as of June 30, 2011	$155,921

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for loan losses, and real estate, which are reported at cost and has been impaired to the lower of cost or fair value as a result of an analysis of the properties that serve as collateral for the Goldman Mezzanine Loans. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the six months ended June 30, 2011:

At June 30, 2011	Total	Level I	Level II	Level III
Assets:
Lending investments:
Whole loans	$103,024	$-	$-	$103,024
Subordinate interests in whole loans	1,225	-	-	1,225
Mezzanine loans	3,284	-	-	3,284
Preferred equity	2,291	-	-	2,291
	$109,824	$-	$-	$109,824

At December 31, 2010	Total	Level I	Level II	Level III
Assets:
Real estate investments:
Office	$1,097,535	$-	$-	$1,097,535
Branch	484,629	-	-	484,629
Land	-	-	-	-
	$1,582,164	$-	$-	$1,582,164

Lending investments:
Whole loans	$212,633	$-	$-	$212,633
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	22,337	-	-	22,337
Preferred equity	-	-	-	-
	$234,970	$-	$-	$234,970

The total change in fair value of assets for which a fair value adjustment has been included in the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010 were $18,783 and $36,283 and $13,230 and $54,390, respectively.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

10. Stockholders’ Equity

The Company’s authorized capital stock consists of 125.0 million shares, $0.001 par value, of which the Company has authorized the issuance of up to 100.0 million shares of common stock, $0.001 par value per share, and 25.0 million shares of preferred stock, par value $0.001 per share. As of June 30, 2011, 49,999,739 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Preferred Stock

Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of June 30, 2011 and December 31, 2010, the Company accrued Series A preferred stock dividends of $19,695 and $16,114, respectively. As a result, the Company has accrued dividends for over six quarters which pursuant to the terms of its charter, permits the Series A preferred stockholders to elect an additional director to the board of directors. The Company may, or upon a properly submitted request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of the bylaws and other procedures established by the Company’s board of directors relating to election of directors.

Earnings per Share

Earnings per share for the three months ended June 30, 2011 and 2010 are computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator - Income (loss)
Net income (loss) from continuing operations (1)	$15,937	$5,192	$23,397	$(20,871)
Net income (loss) from discontinued operations (1)	1,325	3,860	614	7,491
Net Income (loss)	17,262	9,052	24,011	(13,380)
Preferred stock dividends	(1,790)	(2,336)	(3,580)	(4,672)
Numerator for basic income per share - Net income (loss) available to common stockholders:	15,472	6,716	20,431	(18,052)
Effect of dilutive securities	-	-	-	-
Diluted Earnings:
Net income (loss) available to common stockholders	$15,472	$6,716	$20,431	$(18,052)
Denominator-Weighted Average shares:
Denominator for basic income per share - weighted average shares	49,998,728	49,905,648	49,995,429	49,902,248
Effect of dilutive securities
Stock based compensation plans	233,885	203,288	261,291	-
Phantom stock units	460,233	323,324	460,233	-
Diluted shares	50,692,846	50,432,260	50,716,953	49,902,248

(1) Net income (loss) adjusted for non-controlling interests

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the six months ended June 30, 2010, 230,629 share options and 323,324 phantom share units, respectively, were computed using the treasury share method, which due to the net loss were anti-dilutive.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) for the six months ended June 30, 2011 and 2010 are comprised of the following:

	As of June 30,
	2011	2010
Net realized and unrealized loss on held-to-maturity securities	$-	$(2,983)
Net realized and unrealized loss on interest rate swap and cap agreements accounted for as cash flow hedges	(161,268)	(153,713)
Net unrealized loss on FV adjustment of available-for-sale securities	(75,821)	-
Total accumulated other comprehensive loss	$(237,089)	$(156,696)

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

As of June 30, 2011, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2101. These lease obligations generally contain rent increases and renewal options.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2011 are as follows:

Operating Leases
2011 (July 1 - December 31)	$10,695
2012	21,246
2013	20,739
2014	20,214
2015	19,384
Thereafter	158,325
Total minimum lease payments	$250,603

 Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

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

 The following table summarizes the notional and fair value of the Company’s derivative financial instruments at June 30, 2011. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Cap	3 month LIBOR	$38,500	6.00%	Jul-10	Jul-12	$-

Assets of Consolidated VIEs:
Interest Rate Cap	3 month LIBOR	10,721	4.73%	Dec-10	Feb-15	33
Interest Rate Cap	3 month LIBOR	8,877	5.04%	Oct-10	Feb-16	64
Interest Rate Cap	3 month LIBOR	47,000	7.95%	Jun-11	Feb-17	200
Interest Rate Cap	3 month LIBOR	23,000	4.96%	Jun-10	Apr-17	215
Interest Rate Cap	3 month LIBOR	48,945	4.80%	Mar-10	Jul-17	749
Interest Rate Cap	3 month LIBOR	49,620	4.92%	Jun-11	Jul-17	651
		188,163				1,912
Liabilities of Consolidated VIEs:
Interest Rate Swap	3 month LIBOR	12,000	9.85%	Aug-06	Aug-11	(71)
Interest Rate Swap	3 month LIBOR	4,700	3.17%	Apr-08	Apr-12	(107)
Interest Rate Swap	3 month LIBOR	10,000	3.92%	Oct-08	Oct-13	(691)
Interest Rate Swap	3 month LIBOR	17,500	3.92%	Oct-08	Oct-13	(1,209)
Interest Rate Swap	1 month LIBOR	8,904	4.26%	Aug-08	Jan-15	(851)
Interest Rate Swap	3 month LIBOR	14,650	4.43%	Nov-07	Jul-15	(1,557)
Interest Rate Swap	3 month LIBOR	24,143	5.11%	Feb-08	Jan-17	(3,484)
Interest Rate Swap	3 month LIBOR	280,498	5.41%	Aug-07	May-17	(36,489)
Interest Rate Swap	3 month LIBOR	16,412	5.20%	Feb-08	May-17	(2,472)
Interest Rate Swap	3 month LIBOR	699,442	5.33%	Aug-07	Jan-18	(108,990)
		1,088,249				(155,921)
Total		$1,314,912				$(154,009)

The Company is hedging exposure to variability in future interest payments on its debt facilities. At June 30, 2011, derivative instruments were reported at their fair value as a net liability of $154,009. Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Loss of $1,500, which includes the amortization of gain or (loss) on terminated hedges of $100 for the three months ended June 30, 2011. The Company anticipates recognizing approximately $401 in amortization over the next 12 months.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

For the three and six months ended June 30, 2011, the Company recognized a decrease to interest expense of $48 and $103 attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

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

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay dividend to common stockholders beginning with its taxable year ended December 31, 2004. The Company may elect to pay dividends on its common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued. In accordance with the provisions of the Company’s charter, the Company may not pay any dividends on its common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

For the three and six months ended June 30, 2011, the Company recorded $3 and $73 of income tax expense, respectively. For the three and six months ended June 30, 2010, the Company recorded $66 and $104 of income tax expense respectively. Tax expense for the six months ended June 30, 2011 and 2010 is comprised entirely of state and local taxes.

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

 The Company evaluates performance based on the following financial measures for each segment:

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

	Realty (1)	Finance	Corporate/ Other (2)	Total Company
Three months ended June 30, 2011
Total revenues(3)	$102,597	$60,100	$-	$162,697
Earnings (loss) from unconsolidated joint ventures	(737)	31	-	(706)
Total operating and interest expense (4)	(101,610)	(36,749)	(7,695)	(146,054)
Net income (loss) from continuing operations (5)	$250	$23,382	$(7,695)	$15,937

Three months ended June 30, 2010
Total revenues (3)	$106,213	$45,455	$-	$151,668
Earnings (loss) from unconsolidated joint ventures	(685)	(332)	-	(1,017)
Total operating and interest expense (4)	(99,821)	(35,730)	(9,829)	(145,380)
Net income (loss) from continuing operations (5)	$5,707	$9,393	$(9,829)	$5,271

	Realty (1)	Finance	Corporate/ Other (2)	Total Company
Six months ended June 30, 2011
Total revenues(3)	$205,619	$105,727	$-	$311,346
Earnings (loss) from unconsolidated joint ventures	(1,454)	61	-	(1,393)
Total operating and interest expense(4)	(198,388)	(74,057)	(14,111)	(286,556)
Net income (loss) from continuing operations (5)	$5,777	$31,731	$(14,111)	$23,397

Six months ended June 30, 2010
Total revenues(3)	$214,209	$90,444	$-	$304,653
Earnings (loss) from unconsolidated joint ventures	(1,342)	(1,345)	-	(2,687)
Total operating and interest expense (4)	(202,729)	(102,668)	(17,317)	(322,714)
Net income (loss) from continuing operations (5)	$10,138	$(13,569)	$(17,317)	$(20,748)

Total Assets:
June 30, 2011	$2,786,497	$3,430,828	$(938,602)	$5,278,723
December 31, 2010	$2,834,035	$3,558,472	$(900,514)	$5,491,993

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

(4)
Total operating and interest expense includes provision for loan losses for the Finance business and operating costs on commercial property assets for the Realty business, and interest expense and loss on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $18,626 and $37,511 and $ 26,595 and $54,395 for the three and six months ended June 30, 2011 and 2010, respectively, is included in the amounts presented above.

(5)	Net income (loss) represents income before provision for taxes, minority interest and discontinued operations.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2011

15. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the six months ended June 30, 2011 and 2010:

	2011	2010
Deferred losses and other non-cash activity related to derivatives	$1,500	$(61,581)

Deferred gains related to securities available-for -sale	$(77,804)	$923

16. Subsequent Events

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

In July 2011, a commercial office building owned by the Company was financed with a first mortgage by the Company’s 2006 CDO, generating unrestricted cash proceeds of approximately $16,000.

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

We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our finance business primarily through two private real estate investment trusts, or REITs, Gramercy Investment Trust and Gramercy Investment Trust II; and our commercial real estate investment and property management business through various wholly owned entities.

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

During 2011, we remained focused on improving our consolidated balance sheet by reducing leverage, generating liquidity from existing assets, actively managing portfolio credit, accretively re-investing repayments in loan and CMBS investments and renewing expiring leases. We also sought to extend or restructure Gramercy Realty’s $240.5 million mortgage loan with Goldman Sachs Commercial Mortgage Capital, L.P., or GSMC, Citicorp North America, Inc., or Citicorp, and SL Green Realty Corp., or SL Green, or the Goldman Mortgage Loan, and Gramercy Realty’s $549.7 million senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSMC, Citicorp and SL Green, or the Goldman Mezzanine Loans. The Goldman Mortgage Loan is collateralized by approximately 195 properties held by Gramercy Realty and the Goldman Mezzanine Loans are collateralized by the equity interest in substantially all of the entities comprising our Gramercy Realty division, including its cash and cash equivalents totaling $34.5 million of our unrestricted cash as of June 30, 2011. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions fail. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into a collateral transfer and settlement agreement, or the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to Gramercy Realty’s senior mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan, and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty’s assets on behalf of the mezzanine lenders for a fixed fee plus incentive fees.  In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third-party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred to the mezzanine lenders, our total assets and liabilities are expected to decline substantially. If the transfer had happened as of June 30, 2011, our assets would have declined from approximately $5.3 billion to approximately $2.6 billion and our liabilities would have declined from approximately $5.8 billion to approximately $2.8 billion. Our Condensed Consolidated Financial Statements would have reflected a significant liquidity, including cash and cash equivalents of approximately $132.5 million and we would have no recourse debt obligations outstanding. We anticipate all transfers to be completed by December 15, 2011. After all transfers are complete, we expect to own a portfolio of commercial real estate with an aggregate book value of approximately $121.5 million, in addition to approximately $1.2 billion of loan investments, approximately $897.2 million of CMBS, and approximately $413.4 million in other assets, based on our Consolidated Balance Sheet as of June 30, 2011.

During 2010, we recorded impairment charges totaling $912.1 million in continuing operations to reduce the carrying value of 692 properties to estimated fair value. All of the impaired properties are part of the Gramercy Realty portfolio and serve as collateral for the Goldman Mezzanine Loans. Substantially all of the impaired properties will be transferred to the mezzanine lenders pursuant to the Settlement Agreement. As a result of recording these impairments, our total stockholders’ equity, or book equity, is negative $549.3 million and $493.9 million as of June 30, 2011 and December 31, 2010, respectively. The carrying value of liabilities associated with the impaired properties have not been adjusted and remained outstanding as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, the liabilities of the impaired properties exceed the carrying value of the assets and accordingly, the subsequent transfer of assets and liabilities pursuant to the Settlement Agreement will generate gains as the carrying values of such liabilities are reduced to $0, which in turn will reduce our negative book equity balance. After all transfers under the Settlement Agreement are complete, which we anticipate will occur by December 15, 2011, we expect that stockholders’ equity will remain negative, however, such negative balance will be substantially lower than the negative $549.3 million balance presented on the June 30, 2011 balance sheet.

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

Notwithstanding the challenges which confront us and continued volatility within the capital markets, our board of directors remains committed to identifying and pursuing strategies and transactions that could preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders. In considering these alternatives (which could include additional repurchases or issuances of our debt or equity securities or strategic sales of our company and our assets), we expect our board of directors will carefully consider the potential impact of any such transaction on our liquidity position before deciding to pursue it. We expect our board of directors will only authorize us to take any of these actions if they can be accomplished on terms our board of directors finds attractive. Accordingly, there is a substantial possibility that not all such actions can or will be implemented.

In early June 2011, our board of directors created a special committee to evaluate strategic alternatives of our Company following the anticipated disposition of Gramercy Realty’s assets. The committee is authorized to engage a financial advisor to assist in this process.

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

The aggregate carrying values, allocated by product type and weighted average coupons of Gramercy Finance’s loans, and other lending investments and CMBS investments as of June 30, 2011 and December 31, 2010, were as follows:

			Allocation by		Fixed Rate Average		Floating Rate Average
	Carrying Value (1)		Investment Type		Yield		Spread over LIBOR (2)
	2011	2010	2011	2010	2011	2010	2011	2010
Whole loans, floating rate	$626,177	$659,095	56.8%	58.7%	-	-	363 bps	330 bps
Whole loans, fixed rate	201,696	132,268	18.3%	11.8%	8.34%	7.16%	-	-
Subordinate interests in whole loans, floating rate	26,515	75,066	2.4%	6.7%	-	-	585 bps	297 bps
Subordinate interests in whole loans, fixed rate	128,067	46,468	11.6%	4.1%	8.92%	6.01%	-	-
Mezzanine loans, floating rate	61,632	152,349	5.6%	13.5%	-	-	734 bps	754 bps
Mezzanine loans, fixed rate	50,512	48,828	4.6%	4.3%	12.78%	12.69%	-	-
Preferred equity, floating rate	5,224	5,224	0.5%	0.5%	-	-	350 bps	350 bps
Preferred equity, fixed rate	2,291	4,230	0.2%	0.4%	7.22%	7.25%	-	-
Subtotal/ Weighted average	1,102,114	1,123,528	100.0%	100.0%	9.11%	8.09%	402 bps	400 bps
CMBS, floating rate	48,790	50,798	5.4%	5.1%	-	-	404 bps	394 bps
CMBS, fixed rate	848,397	954,369	94.6%	94.9%	7.41%	8.37%	-	-
Subtotal/ Weighted average	897,187	1,005,167	100.0%	100.0%	7.41%	8.37%	404 bps	394 bps
Total	$1,999,301	$2,128,695	100.0%	100.0%	7.94%	8.32%	402 bps	400 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for our 2005 CDO and 2006 CDO has expired in July 2010 and July 2011, respectively, and will expire for our 2007 CDO in August 2012. In the past, our ability to reinvest has been instrumental in maintaining compliance with the overcollateralization and interest coverage tests for our CDOs. Following the conclusion of each CDO’s reinvestment period, our ability to maintain compliance with such tests for that CDO will be negatively impacted.

As of June 30, 2011, Gramercy Finance also held interests in one credit tenant net lease investments, or CTL investment and seven interests in real estate acquired through foreclosures.

As of June 30, 2011, Gramercy Realty owned a portfolio comprised of 620 bank branches, 320 office buildings and one land parcel, of which 52 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 25.3 million rentable square feet and its unconsolidated properties aggregated approximately 237 thousand rentable square feet. As of June 30, 2011, the occupancy of Gramercy Realty’s consolidated properties was 82.0% and the occupancy for its unconsolidated properties was 100%. Gramercy Realty’s two largest tenants are Bank of America and Wells Fargo Bank and as of June 30, 2011, they represented approximately 41.1% and 15.5%, respectively, of the rental income of Gramercy Realty’s portfolio and occupied approximately 42.7% and 16.6%, respectively, of its total rentable square feet.

 Summarized in the table below are our key property portfolio statistics as of June 30, 2011 and December 31, 2010:

	Number of Properties			Rentable Square feet		Occupancy
Properties (1)	June 30, 2011		December31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Branches	568		571	3,669,601	3,689,190	84.2%	84.4%
Office Buildings	320		321	21,592,250	21,613,441	81.6%	82.3%
Land	1		2	-	-	-	-
Total	889	(2)	894	25,261,851	25,302,631	82.0%	82.6%

(1)
Excludes investments in unconsolidated joint ventures. Approximately 872 properties, of which 52 properties are held by an unconsolidated joint venture, comprising of approximately 20,935,656 rentable square feet, of which approximately 251,349 rentable square feet are held owned through an unconsolidated joint venture, or the Lender Portfolio, are expected to be subject to the Settlement Agreement and ownership will be transferred to Gramercy Realty’s mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of the properties on behalf of the mezzanine lenders for a fixed fee plus incentive fees.  In  addition, our Dana portfolio, which consists of 15 properties comprising of approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. We will continue to manage the Lender Portfolio.

(2)	As of June 30, 2011, includes the sale of five properties.

Liquidity

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity (within the next 12 months) requirements, including working capital, distributions, if any, debt service and additional investments, if any, consists of (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Interim Management Agreement and, to a lesser extent; (vi) new financings or additional securitization or CDO offerings and; (vii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short term liquidity requirements. We do not anticipate having the ability in the near term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees, and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

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

Variable Interest Entities

Consolidated VIEs

As of June 30, 2011, the Condensed Consolidated Balance Sheet includes $2,253,465 of assets and $2,744,413 of liabilities related to three consolidated VIEs. Due to the non-recourse nature of these VIEs and other factors discussed below, our net exposure to loss from investments in these entities is limited to its beneficial interests in these VIEs.

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

We are not obligated to provide any financial support to these CDOs. As of June 30, 2011, we have no exposure to loss as a result of the investment in these CDOs. Since we are the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, we have concluded that we are the primary beneficiary of the CDOs.

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

We are not obligated to provide, nor have we provided, any financial support to these entities. The majority of our securities portfolio, with an aggregate face amount of $1,168,403, is financed by our CDOs, and our exposure to loss is therefore limited to our interests in these consolidated entities described above. We have not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, we do not directly control the activities that most significantly impact the VIEs’ economic performance.

We further analyzed our investment in controlling class CMBS to determine if we are the primary beneficiary. At June 30, 2011, we owned securities of a controlling non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, with a carrying value of $0. The total par amounts of CMBS issued by the Trust was $633,654.

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

At June 30, 2011, our maximum exposure to loss as a result of its investment in the Trust totaled $0 which equals the book value of this investment as of June 30, 2011.

Stock-Based Compensation Plans

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2011 and 2010:

	2011	2010
Dividend yield	5.9%	5.7%
Expected life of option	5.0 years	5.0 years
Risk-free interest rate	2.02%	2.65%
Expected stock price volatility	105.0%	75.0%

Results of Operations

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

Revenues

	2011	2010	Change
Rental revenue	$74,350	$76,654	$(2,304)
Investment income	39,748	43,808	(4,060)
Operating expense reimbursement	29,058	29,120	(62)
Other income	19,541	2,086	17,455
Total revenues	$162,697	$151,668	$11,029
Equity in net loss of joint ventures	$(706)	$(1,017)	$311
Gain on extinguishment of debt	$10,870	$-	$10,870

Rental revenue for the three months ended June 30, 2011 is primarily comprised of revenue earned on properties within our Gramercy Realty division. The decrease in rental revenue of $2,304 is primarily due to due to the non-renewal of nine leases and renewal of 37 leases at lower annual rents within our Wells Fargo portfolio resulting a decrease of $1,525, terminations and lease expiration within our Dana portfolio of $782, the termination of space within our Charlotte Office Building by Bank of America resulting is a decrease in rental income of $538, and terminations and expiration by 3rd party tenants within our Bank of America portfolio totaling $597.  These reductions are partially offset by an increase of $1,060 from properties that we foreclosed on or acquired controlling interest in since July 2010.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended June 30, 2011 and 2010, $26,129 and $25,200, respectively, were earned on fixed rate investments while the remaining $13,619 and $18,608, respectively, were earned on floating rate investments. The decrease of $4,060 over the prior period is primarily due to the payoff of six loans accounting for a $5,342 decrease in investment income, $1,232 due to the suspensions and reversals of interest income accruals, and a $984 decrease due to loans foreclosed upon. These decreases were partially offset by $4,326 increase in investments income on new loan and lending investments since March 2010.

Operating expense reimbursement was $29,058 for the three months ended June 30, 2011 and $29,120 for the three months ended June 30, 2009, a decrease of $62. The decrease is due to lower operating expenses within our Bank of America and Dana portfolios resulting in lower reimbursement income of $271, lower real estate taxes reimbursement of $149 on our Bank of America portfolio due to appeals of assessed values. These reductions are offset by increased operating expenses on Wells Fargo portfolio, 101 Independence office building and other portfolios resulting in increased reimbursement of $361.

Other income of $19,541 for the three months ended June 30, 2011 is primarily composed of gains on the sale of investments totaling $17,281, revenues from properties we foreclosed on or acquired a controlling interest in since July 2010 of $1,053 and $704 of interest on restricted cash balances and other cash balances held by us. For the three months ended June 30, 2010, other income is primarily composed of revenues from our foreclosed properties of $736, and $732 of interest on restricted cash balances and other cash balances held by us.

The net loss on investments in unconsolidated joint ventures of $706 for the three months ended  June 30, 2011 represents our proportionate share of the loss generated by our joint venture interests including $1,164 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $458. The net loss on investments in unconsolidated joint ventures of $1,017 for the three months ended June 30, 2010 represents our proportionate share of income generated by our joint venture interests including $1,148 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $131. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

 During the three months ended June 30, 2011, we repurchased, at a discount $37,859 notes issued by our three CDOs, generating net gains on early extinguishment of debt of $10,870. During same period in 2010, we did not purchase any notes issued by our three CDOs and did not generate any gain on extinguishment of debt.

Expenses

	2011	2010	Change
Property operating expenses	$49,091	$45,102	$3,989
Interest expense	56,690	48,476	8,214
Depreciation and amortization	18,626	26,399	(7,773)
Management, general and administrative	7,694	9,830	(2,136)
Impairment on loans held-for-sale and CMBS	6,037	2,277	3,760
Provision for loan loss	18,783	13,230	5,553
Provision for taxes	3	66	(63)
Total expenses	$156,924	$145,380	$11,544

Property operating expenses for the three months ended June 30, 2011 is primarily comprised of expenses incurred on our portfolio of properties owned by our Gramercy Realty division. These expenses increased $3,989 from the $45,102 recorded in the three months ended June 30, 2010 to $49,091 recorded in the three months ended June 30, 2011. The increase is primarily attributable to expenses totaling $2,357 from properties we foreclosed on or acquired a controlling interest in since July 2010, an increase in non-cash impairment charges related to sub-leased properties of $691, $343 of costs incurred related to nine vacant Wells Fargo properties, $636 of additional real estate tax assessments, and $820 of increased repair and maintenance costs. These increases are offset by $664 of savings resulting from real estate tax assessment appeals and $427 reduction in property management costs.

Interest expense was $56,690 for the three months ended June 30, 2011 compared to $48,476 for the three months ended June 30, 2010. The increase of $8,214 is primarily attributed to increased interest rates on our Goldman Mortgage Loan, Goldman Mezzanine Loans totaling $8,861, and higher interest within our CDOs of $466 as a result of our derivatives. These increases were partially offset by $802 reduction of interest expense due to the redemption of the $52,500 Junior Subordinated Notes, and reduced interest of $605 in our Gramercy Realty portfolio due to the amortization of the outstanding principal balances.

We recorded depreciation and amortization expenses of $18,626 for the three months ended June 30, 2011, compared to $26,399 for the three months ended June 30, 2010. The decrease of $7,773 is primarily due to reduced depreciation and amortization of $8,090 on our Realty assets resulting from the recording an impairment on our Gramercy Realty portfolio of $909,805 in December 2010. These reductions are offset by additional depreciation and amortization of $382 on property we foreclosure on or acquired controlling interest since July 2010.

Management, general and administrative expenses were $7,694 for the three months ended June 30, 2011, compared to $9,830 for the same period in 2010. The decrease of $2,136 includes $1,410 of lower salaries and benefits due to reduced and reassigned staff and lower legal and professional fees $1,390. These savings were offset by increased audit and tax fees of $446 and insurance expense of $239.

During the three months ended June 30, 2011 and June 30, 2010, we recorded impairment charges of $6,037 and $2,277, respectively. During the three months ended June 30, 2011, we recorded impairment charges of $6,037 other-than-temporary impairment on one CMBS investment. During the three months ended June 30, 2010, we recorded impairment charges of $2,000 on one loan classified as held-for-sale to reduce the carrying values to its fair value based upon the anticipated selling prices and $277 on the disposition of two CMBS investments.

Provision for loan loss was $18,783 for the three months ended June 30, 2011, compared to $13,230 for the three months ended June 30, 2010, an increase of $5,553. The provision was based upon periodic credit reviews of our loan portfolio.

Provision for taxes was $3 for the three months ended June 30, 2011, compared to $66 for the three months ended June 30, 2010.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

Revenues

	2011	2010	Change
Rental revenue	$149,909	$154,651	$(4,742)
Investment income	80,259	88,059	(7,800)
Operating expense reimbursement	57,316	57,988	(672)
Gain on sales and other income	23,862	3,955	19,907
Total revenues	$311,346	$304,653	$6,693
Equity in net income of joint ventures	$(1,393)	$(2,687)	$1,294
Gain on extinguishment of debt	$14,526	$7,740	$6,786

Rental revenue for the six months ended June 30, 2011 and 2010 were $149,909 and $154,651, respectively. The decrease of $4,742 is related to the non-renewal of nine leases and renewal of 37 leases at lower annual rents within our Wells Fargo portfolio resulting in a decrease of $3,014, decreased amortization of market lease intangibles of $1,278, lease terminations reducing rental income by $3,824 within our Bank of America portfolio. These are offset by $1,372 of additional rental income in our Dana portfolio, Charlotte Office Building, Jersey City Office Building and Wells Fargo bank branch portfolios, and $2,130 from properties that we foreclosed on or acquired a controlling interest in since July 2010.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the six months ended June 30, 2011 and 2010, $51,542 and $38,725, respectively, were earned on fixed rate investments while the remaining $28,717 and $49,334, respectively, were earned on floating rate investments. The decrease of $7,800 over the prior period is primarily due to the payoff of six loans accounting for a $8,822 decrease in investment income, $5,039 due to the suspensions and reversals of interest income accruals, and a $1,983 decrease to loans foreclosed upon. These decreases were partially offset by $8,831 increase in investments income on new loan and lending investments since March 2010.

Operating expense reimbursement of $57,316 for the six months ended June 30, 2011 and $57,988 for the six months ended June 30, 2010, a decrease of $672. The decrease is due to lower real estate taxes reimbursement of $355 on our Bank of America portfolio due to appeals of assessed values and decreased reimbursement rate in the Dana portfolio resulting in a decrease of $694. These reductions are offset by increased reimbursement rate in the 101 Independence portfolio of $254, increased operating expenses on Bank of America portfolio resulting in increased reimbursement of $260.

Other income of $23,862 for the six months ended June 30, 2011 is primarily composed of gains on the sale of investments totaling $18,738, revenues from properties we foreclosed on or acquired a controlling interest in of $2,856, and $1,665 of interest on restricted cash balances and other cash balances held by us. For the six months ended June 30, 2010, other income is $3,955 and is primarily composed of revenues from our foreclosed properties of $740, lease termination fees of $783, and $1,679 of interest on restricted cash balances and other cash balances held by us.

The loss on investments in unconsolidated joint ventures of $1,393 for the six months ended June 30, 2011 represents our proportionate share of the loss generated by our joint venture interests including $2,328 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $935. The loss on investments in unconsolidated joint ventures of $2,687 for the six months ended June 30, 2010 represents our proportionate share of the loss generated by our joint venture interests including $2,296 of real estate-related depreciation and amortization, which when added back, results in a deduction to FFO of $391. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

 During the six months ended June 30, 2011 and 2010, we repurchased at a discount, $48,259 and $19,000 of notes, respectively, issued by our three CDOs, generating net gains on early extinguishment of debt of $14,526 and $7,740, respectively.

Expenses

	2011	2010	Change
Property operating expenses	$99,787	$91,219	$8,568
Interest expense	107,280	98,746	8,534
Depreciation and amortization	37,511	54,076	(16,565)
Management, general and administrative	14,111	17,316	(3,205)
Impairment on loans held-for-sale and CMBS	6,037	14,603	(8,566)
Provision for loan loss	36,283	54,390	(18,107)
Provision for taxes	73	104	(31)
Total expenses	$301,082	$330,454	$(29,372)

Property operating expenses were $99,787 and $91,219 for the six months ended June 30, 2011 and 2010, respectively, and increased $8,568.

The increase is primarily attributable to expenses totaling $5,001 from properties we foreclosed on or acquired controlling interest in since December 2009, $1,420 in professional fees related to negotiating with mezzanine lenders, an increase in non-cash impairment charges related to sub-leased properties of $731, $605 of costs incurred related to nine vacant Wells Fargo properties, $1,007 of additional real estate tax assessments, $1,008 of additional salaries and benefit costs due to reassigned staff, $766 of increased repair and maintenance costs, and $212 of additional rent charges on the Jersey City Office Building .  These increases are offset by $1,378 of savings resulting from real estate tax assessment appeals and $1,022 reduction in property management costs.

Interest expense was $107,280 for the six months ended June 30, 2011 compared to $98,746 for the six months ended June 30, 2010. The increase of $8,534 is primarily attributed to increased interest rates on our Goldman Mortgage Loan and Goldman Mezzanine Loans totaling $11,795, and higher interest within our CDOs of $202 as a result of our derivatives. These increases were partially offset by $1,705 reduction of interest expense due the redemption of the $52,500 Junior Subordinated Notes, reduced amortization of financing costs of $202 and reduced interest of $1,298 in our Realty portfolio due to the amortization of the outstanding principal balances.

We recorded depreciation and amortization expenses of $37,511 for the six months ended June 30, 2011 and $54,076 for the six months ended June 30, 2010. The decrease of $16,565 compared to the comparable period in the prior year is primarily attributable to due reduced depreciation and amortization of $17,063 on our Realty assets resulting from the recording an impairment on our Realty portfolio of $909,805 in December 2010. These reductions are offset by additional depreciation and amortization of $727 on property we foreclosure on or acquired a controlling interest since December 2010.

Management, general and administrative expenses were $14,111 for the six months ended June 30, 2011, compared to $17,316 for the same period in 2010. The decrease of $3,205 includes $2,531 of lower salaries and benefits due to reduced and reassigned staff and lower legal and professional fees $1,368. These savings were offset by increased audit and tax fees of $575 and insurance expense of $249.

During the six months ended June 30, 2011 and 2010, we recorded impairment charges totaling $6,037 and $14,603, respectively. During the six months ended June 30, 2011, we recorded impairment charges of $6,037 other-than-temporary impairment on one CMBS investment. During the six months ended June 30, 2010, we recorded impairment charges consisting of $12,326 of other-than-temporary impairments due to adverse change in expected cash flows related to credit losses for six CMBS investments, a $2,000 impairment on one loan classified as held-for-sale as of June 30, 2010, and an impairment of $277 on the disposition of two CMBS investments.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends, if any, and other general business needs. In addition to cash on hand, our primary sources of funds for short-term liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Interim Management Agreement and, to a lesser extent; (vi) new financings or additional securitizations or CDO offerings and; (vii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. We do not anticipate having the ability in the near-term to access equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees, and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, our ability to make distributions to our stockholders.

Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses) through cash flow from operations can be evaluated through the Condensed Consolidated Statement of Cash Flows provided in our financial statements.

Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of June 30, 2011 and December 31, 2010, we accrued $19,695 and $16,114, respectively, for the Series A preferred stock dividends. As a result, we have accrued dividends for over six quarters which pursuant to the terms of our charter permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon a properly submitted request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full. We do not know when or if we will pay future dividends, including accumulated and unpaid dividends on the Series A preferred stock.

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

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with assets. These conditions could limit our ability to do further borrowings. We were in compliance with all such covenants as of as of June 30, 2011, except we were not in compliance with the tangible net worth covenant under our loan agreement with PB Capital Corporation, or the PB Loan Agreement, and such non-compliance may permit the lender to exercise remedies against the mortgage collateral on a non-recourse basis. In September 2011, pursuant to the Settlement Agreement, the PB Loan Agreement and the related collateral will be transitioned to the mezzanine lenders. Accordingly, as a result of the execution of the Settlement Agreement, any acceleration of the PB Loan Agreement loan is not expected to have an adverse effect on us. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, lenders may accelerate the maturity of our debt. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and/or (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, and our ability to make distributions to our stockholders.

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

Cash Flows

Net cash provided by operating activities decreased $16,945 to $29,979 for the six months ended June 30, 2011 compared to cash provided by of $46,924 for same period in 2010. Operating cash flow was generated primarily by net interest income from our commercial real estate finance segment and net rental income from our property investment segment. The decrease in operating cash flow for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to a decrease in operating assets and liabilities of $31,020. The increase in net income of $37,367 is primarily attributable to the net realized gain on loans of $17,151 and a decrease in provision of loan loss of $18,107.

Net cash provided by investing activities for the six months ended June 30, 2011 was $72,467 compared to net cash used in investing activities of $28,193 during the same period in 2010. The increase in cash flow from investing activities is primarily attributable to proceeds from the sale of held-for-sale securities in the current period.

Net cash used in financing activities for the six months ended June 30, 2011 was $156,343 as compared to net cash used in financing activities of $23,345 during the same period in 2010. The change is primarily attributable to the increase in restricted cash in the current period and the repayments and repurchase of CDOs.

Capitalization
Our authorized capital stock consists of 125.0 million shares, $0.001 par value, of which we have authorized the issuance of up to 100.0 million shares of common stock, $0.001 par value per share, and 25.0 million shares of preferred stock, par value $0.001 per share. As of June 30, 2011, 49,999,739 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Preferred Stock

Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of June 30, 2011 and December 31, 2010, we have accrued Series A preferred stock dividends of $19,695 and $16,114, respectively. As a result, we have accrued dividends for over six quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon a properly submitted request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock, shall call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors relating to election of directors.

Market Capitalization

At June 30, 2011, our CDOs and mortgage loans (including the Goldman Mortgage Loan and the Goldman Mezzanine Loans) represented 95% of our consolidated market capitalization of $4,987,487 (based on a common stock price of $3.03 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2011). Market capitalization includes our consolidated debt and common and preferred stock.

 Indebtedness

The table below summarizes secured and other debt at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Mortgage notes payable	$1,618,120	$1,640,671
Mezzanine notes payable	549,456	549,713
Collateralized debt obligations	2,580,266	2,682,321

Total	$4,747,842	$4,872,705

Cost of debt	LIBOR+3.18%	LIBOR+2.47%

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

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of June 30, 2011, 941 (including 52 properties held by an unconsolidated joint venture) of our real estate assets were encumbered with mortgages and mezzanine debt with a cumulative outstanding balance of $2,167,576. In September 2011, pursuant to the Settlement Agreement with respect to the Goldman Mortgage Loans and the Goldman Mezzanine Loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the Lender Portfolio on behalf of the mezzanine lenders for a fixed fee plus incentive fees.

Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of June 30, 2011 and December 31, 2010, we were in covenant compliance on all of our mortgage and mezzanine loans, except that, as of June 30, 2011 and December 31, 2010, we were out of debt service coverage compliance under two of our mortgage note financings. Such non-compliance does not constitute an event of default under the applicable loan agreements. Under one of the loans, the lender has the ability to restrict distributions which are limited to budgeted property operating expenses; under the other loan, the lender has the right to replace the management of the property. We also were not in compliance with the tangible net worth covenant under our PB Loan Agreement, and such non-compliance may permit the lender to exercise remedies against the mortgage collateral on a non-recourse basis. In September 2011, pursuant to the Settlement Agreement, the PB Loan Agreement and the related collateral will be transitioned to the mezzanine lenders. Accordingly, as a result of the execution of the Settlement Agreement, any acceleration of the PB Loan Agreement loan is not expected to have an adverse effect on us.

Certain of our mortgage notes payable related to assets held-for-sale contain provisions that require us to compensate the lender for the early repayment of the loan. These charges will be separately classified in the statement of operations as yield maintenance fees within discontinued operations during the period in which the charges are incurred.

Goldman Mortgage Loan

On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers, entered into the Goldman Mortgage Loan with GSMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loans (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. We have accrued interest of $661 and $256 and borrowings of $240,523 and $240,523 as of June 30, 2011 and December 31, 2010, respectively.

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

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty assets to the mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the Lender Portfolio on behalf of the mezzanine  lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to our mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, its total assets and liabilities are expected to decline substantially. The transition of Gramercy Realty’s business and the effects of these changes on our Consolidated Financial Statements are expected to be completed by December 31, 2011.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor. In August 2008, the Goldman Mezzanine Loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders and the Senior Mezzanine Loan was assigned to KBS. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR and the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. The Goldman Mezzanine Loans encumber all properties held by Gramercy Realty. We have accrued interest of $15,547 and $1,454 and borrowings of $549,456 and $549,713 as of June 30, 2011 and December 31, 2010, respectively.

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

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty assets to the mezzanine lenders, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the Lender Portfolio on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will decline substantially as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, our total assets and liabilities are expected to decline substantially. The transition of Gramercy Realty’s business and the effects of these changes on our consolidated financial statements are expected to be complete by December 31, 2011.

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

During the six months ended June 30, 2011 and 2010, we repurchased, at a discount, $48,259 and $19,000, respectively, of notes previously issued by one of our three CDOs. We recorded a net gain on the early extinguishment of debt of $14,526 and $7,740, for the six months ended June 30, 2011 and 2010, respectively.

Contractual Obligations

Combined aggregate principal maturities of our CDOs, mortgage loans (including the Goldman Mortgage Loan and Senior and Junior Mezzanine Loans), unfunded loan commitments and operating leases as of June 30, 2011 are as follows:

	CDOs	Mortgage and Mezzanine Loans (1)	Interest Payments	Unfunded Loan Commitments(2)	Operating Leases	Total
2011 (July 1 - December 31)	$-	$803,672	$76,047	$3,561	$10,695	$893,975
2012	-	80,736	146,238	-	21,246	248,220
2013	-	602,909	131,011	-	20,739	754,659
2014	-	12,884	108,175	-	20,214	141,273
2015	-	47,650	103,794	-	19,384	170,828
Thereafter	2,580,266	609,847	212,539	-	158,325	3,560,977
Above / Below Market Interest	-	9,878	-	-	-	9,878
Total	$2,580,266	$2,167,576	$777,804	$3,561	$250,603	$5,779,810

(1)
Certain of our real estate assets are subject to mortgage liens. As of June 30, 2011, 709 real estate assets were encumbered with 25 mortgages with a cumulative outstanding balance of approximately $1,608,242. As of June 30, 2011, the mortgages’ balance ranged in amount from approximately $382 to $458,391 and had maturity dates ranging from approximately five months to 19 years. As of June 30, 2011, 23 of the loans had fixed interest rates ranging 5.06% to 10.29% and four variable rate loans had interest rates ranging from 1.84% to 10.20%. In September 2011, pursuant to the Settlement Agreement with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the mortgage notes payable and the related collateral will be transitioned to the mezzanine lenders in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the Lender Portfolio on behalf of the mezzanine lenders for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

(2)	Based on loan budgets and estimates.

Off-Balance-Sheet Arrangements

We have several off-balance-sheet investments, including joint ventures and structured finance investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance-sheet arrangements are discussed in Note 5, “Investments in Unconsolidated Joint Ventures” in the accompanying financial statements.

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, if any, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. Beginning with the third quarter of 2008, our board of directors elected not to pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends have been accrued for eleven quarters as of June 30, 2011. As a result, we have accrued dividends for over six quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon a properly submitted request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors relating to election of directors.

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

Related Party Transactions

An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors. For the three and six months ended June 30, 2011, we incurred expense of $42 and $83, respectively, pursuant to the special servicing arrangement. For the three and six months ended June 30, 2010, we incurred expense of $123 and $148, respectively, pursuant to the special servicing arrangement.

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7.3 thousand square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2.3 thousand square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three and six months ended June 30, 2011, we paid $77 and $154 under this lease, respectively. For the three and six months ended June 30, 2010, we paid $75 and $151 under this lease, respectively.

In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green was an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $24,478 and $24,821 as of June 30, 2011 and December 31, 2010, respectively.

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

In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, we, along with SL Green, sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter, we participated 50% of our interest in the loan back to SL Green. As of June 30, 2011 and December 31, 2010, the loan has a book value of $0. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of June 30, 2011 and December 31, 2010, the loan has a book value of $0. We held contingent interest in the property which was sold to SL Green in December 2010 for $2,016.

In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, we subsequently purchased an affiliate of SL Green’s full participation in the senior mezzanine loan at a discount. As of June 30, 2011 and December 31, 2010, the original loan has a book value of $5,224 and $5,224, and the subsequently purchased loan has a book value of $14,309 and $13,586, respectively.

In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, we purchased at a discount, the remaining 50% interest in the loan from an SL Green affiliate for $9,420. As of June 30, 2011 and 2009 the loan has a book value of $19,442 and $19,367, respectively.

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

Funds from Operations

We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in April 2002 defines FFO as net income (loss) (computed in accordance with GAAP, inclusive of the impact of straight line rents), excluding gains (or losses) from items which are not a recurring part of our business, such as sales of properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We consider gains and losses on the sales of debt investments to be a normal part of our recurring operations and therefore include such gains and losses when arriving at FFO. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss) available to common stockholders	$15,472	$6,716	$20,431	$(18,052)
Add:
Depreciation and amortization	20,147	28,228	40,588	57,793
FFO adjustments for unconsolidated joint ventures	1,096	1,080	2,192	2,160
Less:
Non real estate depreciation and amortization	(1,823)	(1,936)	(3,630)	(4,121)
Gain on sale of real estate	(1,437)	(350)	(2,374)	(1,391)
Funds from operations	$33,455	$33,738	$57,207	$36,389

Funds from operations per share - basis	$0.67	$0.68	$1.14	$0.73

Funds from operations per share - diluted	$0.66	$0.67	$1.13	$0.73

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

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$(3,166)
+200 bps	$(5,863)
+300 bps	$(8,068)

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

10.1
Letter Agreement, dated April 15, 2011, by and among the Company, as guarantor, GKK Stars Junior Mezz I, LLC, as guarantor, the Borrowers, the Mortgage Lenders, the Mezzanine Lenders, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 19, 2011).

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