Form 10-Q
period 2011-09-30
GRAMERCY CAPITAL CORP
filed 2011-11-09
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 50,527,857 as of November 7, 2011.

GRAMERCY CAPITAL CORP.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

Gramercy Capital Corp.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
Assets:
Real estate investments, at cost:
Land	$447,653	$608,455
Building and improvements	1,414,051	1,818,012
Other real estate investments	20,318	20,318
Less: accumulated depreciation	(157,331)	(168,333)
Total real estate investments, net	1,724,691	2,278,452

Cash and cash equivalents	191,238	220,777
Restricted cash	128,262	128,806
Pledged government securities, net	89,375	92,918
Loans and other lending investments, net	891	1,512
Investment in joint ventures	898	3,650
Tenant and other receivables, net	37,183	44,788
Derivative instruments, at fair value	8	4
Acquired lease assets, net of accumulated amortization of $121,896 and $147,366	245,577	310,207
Deferred costs, net of accumulated amortization of $29,777 and $29,929	6,013	8,156
Other assets	17,775	15,210
Subtotal	2,441,911	3,104,480

Assets of Consolidated Variable Interest Entities ("VIEs"):
Real estate investments, at cost:
Land	21,967	26,486
Building and improvements	4,100	18,970
Less: accumulated depreciation	(234)	(208)
Total real estate investments, net	25,833	45,248

Cash and cash equivalents	58	68
Restricted cash	59,088	116,591
Loans and other lending investments, net	1,182,432	1,122,016
Commercial mortgage-backed securities - available-for-sale	731,305	31,889
Commercial mortgage-backed securities - held-to-maturity	-	973,278
Assets held-for-sale, net	9,957	28,660
Derivative instruments, at fair value	927	1,632
Accrued interest	29,164	29,784
Acquired lease assets, net of accumulated amortization of $0 and $153	-	5,546
Deferred costs, net of accumulated amortization of $30,171 and $25,760	10,324	14,744
Other assets	23,811	18,057
Subtotal	2,072,899	2,387,513

Total assets	$4,514,810	$5,491,993

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
Liabilities and Equity:
Liabilities:
Mortgage notes payable	$1,201,478	$1,640,671
Mezzanine notes payable	462,464	549,713
Total secured and other debt	1,663,942	2,190,384

Accounts payable and accrued expenses	44,690	57,688
Dividends payable	21,485	16,114
Accrued interest payable	27,652	6,934
Deferred revenue	37,709	152,601
Below-market lease liabilities, net of accumulated amortization of $236,305 and $223,256	580,864	691,592
Leasehold interests, net of accumulated amortization of $8,423 and $7,770	13,914	17,027
Liabilities related to assets held-for-sale	18	-
Other liabilities	-	734
Subtotal	2,390,274	3,133,074

Non-Recourse Liabilities of Consolidated VIEs:
Collateralized debt obligations	2,537,489	2,682,321
Total secured and other debt	2,537,489	2,682,321

Accounts payable and accrued expenses	5,000	1,438
Accrued interest payable	2,960	4,818
Deferred revenue	100	188
Below-market lease liabilities, net of accumulated amortization of $0 and $26	-	1,556
Liabilities related to assets held-for-sale	-	531
Derivative instruments, at fair value	176,277	157,932
Other liabilities	774	3,128
Subtotal	2,722,600	2,851,912
Total liabilities	5,112,874	5,984,986

Commitments and contingencies	-	-

Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 50,517,365 and 49,984,559 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	50	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 4,600,000 shares authorized, 3,525,822 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	85,235	85,235
Additional paid-in-capital	1,080,093	1,078,198
Accumulated other comprehensive loss	(417,426)	(160,785)
Accumulated deficit	(1,346,919)	(1,496,594)
Total Gramercy Capital Corp. stockholders' equity	(598,967)	(493,896)
Non-controlling interest	903	903
Total equity	(598,064)	(492,993)
Total liabilities and equity	$4,514,810	$5,491,993

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Rental revenue	$56,120	$56,644	$168,861	$171,026
Investment income	39,185	40,773	119,444	128,831
Operating expense reimbursements	25,336	27,231	75,810	77,381
Other income	14,453	4,088	38,293	7,936
Total revenues	135,094	128,736	402,408	385,174

Expenses
Property operating expenses
Real estate taxes	8,062	7,762	24,648	24,454
Utilities	9,515	8,311	24,886	23,283
Ground rent and leasehold obligations	3,673	3,073	10,988	10,393
Property and leasehold impairments	-	-	396	-
Direct billable expenses	404	1,981	2,617	3,828
Other property operating expenses	11,785	17,598	48,350	47,782
Total property operating expenses	33,439	38,725	111,885	109,740
Other-than-temporary impairment	25,461	6,730	30,752	21,333
Portion of impairment recognized in other comprehensive loss	(4,760)	-	(4,014)	-
Net impairment recognized in earnings	20,701	6,730	26,738	21,333
Interest expense	43,798	45,836	140,038	135,746
Depreciation and amortization	14,411	20,168	43,168	60,810
Management, general and administrative	10,411	6,770	24,524	24,086
Impairment on business combination, net	-	2,722	-	2,722
Provision for loan loss	10,199	10,000	46,482	64,390
Total expenses	132,959	130,951	392,835	418,827
Income (loss) from continuing operations before equity in income (loss) from joint ventures, provisions for taxes and non-controlling interest	2,135	(2,215)	9,573	(33,653)
Equity in net loss of joint ventures	(413)	(699)	(1,806)	(3,386)
Income (loss) from continuing operations before provision for taxes, gain on extinguishment of debt and discontinued operations	1,722	(2,914)	7,767	(37,039)
Gain on extinguishment of debt	-	11,703	14,526	19,443
Provision for taxes	-	(19)	(73)	(123)
Net income (loss) from continuing operations	1,722	8,770	22,220	(17,719)
Discontinued Operations:
Net income (loss) from discontinued operations	199	(2,687)	1,338	9,134
Gain on settlement of debt	128,951	-	128,951	-
Net gains from disposals	162	1,127	2,536	2,439
Net income (loss) from discontinued operations	129,312	(1,560)	132,825	11,573
Net income (loss)	131,034	7,210	155,045	(6,146)
Net income attributable to non-controlling interest	-	(60)	-	(84)
Net income (loss) attributable to Gramercy Capital Corp.	131,034	7,150	155,045	(6,230)
Accrued preferred stock dividends	(1,790)	(2,336)	(5,370)	(7,008)
Net income (loss) available to common stockholders	$129,244	$4,814	$149,675	$(13,238)
Basic earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$-	$0.13	$0.34	$(0.50)
Net income (loss) from discontinued operations	2.57	(0.03)	2.65	0.23
Net income (loss) available to common stockholders	$2.57	$0.10	$2.99	$(0.27)
Diluted earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$-	$0.13	$0.33	$(0.50)
Net income (loss) from discontinued operations	2.54	(0.03)	2.62	0.23
Net income (loss) available to common stockholders	$2.54	$0.10	$2.95	$(0.27)
Basic weighted average common shares outstanding	50,382,542	49,919,653	50,125,875	49,906,164
Diluted weighted average common shares and common share equivalents outstanding	50,954,776	50,422,669	50,708,486	49,906,164

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statement of Stockholders’ Equity and Non-controlling Interests
(Unaudited, amounts in thousands, except share data)

	Common Stock		Series A Preferred Stock	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Gramercy Capital Corp.	Non-controlling Interest	Total	Comprehensive Income (Loss)
	Shares	Par Value
Balance at December 31, 2010	49,984,559	$50	$85,235	$1,078,198	$(160,785)	$(1,496,594)	$(493,896)	$903	$(492,993)
Net income	-	-	-	-	-	155,045	155,045	-	155,045	$155,045
Change in net unrealized loss on derivative instruments	-	-	-	-	(19,821)	-	(19,821)	-	(19,821)	(19,821)
Net unrealized loss on available-for-sale securities	-	-	-	-	(236,820)	-	(236,820)	-	(236,820)	(236,820)
Issuance of stock - stock purchase plan	6,324	-	-	-	-	-	-	-	-	-
Stock options exercised	200,000	-	-	160	-	-	160	-	160	-
Stock based compensation - fair value	326,482	-	-	1,735	-	-	1,735	-	1,735	-
Dividends accrued on preferred stock	-	-	-	-	-	(5,370)	(5,370)	-	(5,370)	-
Balance at September 30, 2011	50,517,365	$50	$85,235	$1,080,093	$(417,426)	$(1,346,919)	$(598,967)	$903	$(598,064)	$(101,596)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine months ended September 30,
	2011	2010
Operating Activities:
Net income (loss)	$155,045	$(6,146)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	63,012	91,307
Amortization of leasehold interests	(2,272)	(2,047)
Amortization of acquired leases to rental revenue	(45,504)	(48,647)
Amortization of discount and other fees	(25,088)	(20,699)
Straight-line rent adjustment	(6,087)	20,851
Non-cash impairment charges	27,794	31,612
Net gain on sale of properties and lease terminations	(2,536)	(2,518)
Net gain on sale of joint venture investment	-	2,722
Net realized gain on investments	(17,152)	918
Equity in net loss of joint ventures	1,806	(4,870)
Gain on extinguishment of debt	(143,477)	(19,443)
Amortization of stock compensation	1,735	829
Provision for loan losses	46,482	64,390
Changes in operating assets and liabilities:
Restricted cash	38	(1,895)
Tenant and other receivables	13,578	(8,232)
Payment of capitalized tenant leasing costs	(1,817)	(1,828)
Accrued interest	886	(1,666)
Other assets	4,264	(4,466)
Accounts payable, accrued expenses and other liabilities	22,455	6,511
Deferred revenue	(22,165)	(21,311)
Net cash provided by operating activities	70,997	75,372

Investing Activities:
Capital expenditures and leasehold costs	(3,869)	(11,524)
Investment acquisition costs	5,194	-
Proceeds from sale of real estate	21,511	35,141
Proceeds from sale of securities available for sale	65,584	-
New investment originations and funded commitments	(294,260)	(98,480)
Principal collections on investments	234,756	152,108
Proceeds from loan syndications	-	19,608
Investment in commercial mortgage-backed securities	(30,626)	(50,597)
Distribution received from joint venture	668	-
Investment in joint venture	279	(2,484)
Change in accrued interest income	22	(48)
Payment for acquisitions of real estate investments	-	(4,550)
Purchase of marketable investments	2	2
Sale of marketable investments	5,246	4,621
Change in restricted cash from investing activities	8,264	(1,574)
Net cash provided by investing activities	12,771	42,223

Financing Activities:
Repayments of unsecured credit facility	-	(85)
Repayment of collateralized debt obligations	(97,125)	(10,453)
Repayment of mortgage notes	(27,202)	(35,133)
Purchase of interest rate caps	(1,277)	(2,999)
Repurchase of collateralized debt obligations	(33,747)	(19,557)
Payment for exchange of junior subordinate note	-	(5,000)
Proceeds from exercise of stock options	160	-
Cash transfer pursuant to Settlement Agreement	(4,428)	-
Payment of deferred financing costs	(3,742)	(6,331)
Change in restricted cash from financing activities	54,044	(34,757)
Net cash used in financing activities	(113,317)	(114,315)
Net (decrease) increase in cash and cash equivalents	(29,549)	3,280
Cash and cash equivalents at beginning of period	220,845	138,345
Cash and cash equivalents at end of period	$191,296	$141,625

Non-cash activity:
Deferred gain and other non-cash activity related to derivatives	$(19,821)	$(112,417)
Mortgage loan, mezzanine loan and related interest satisfied in connection with deed-in-lieu of foreclosure and Settlement Agreement	$262,762	$-
Non-cash assets transferred in connection with deed-in-lieu of foreclosure and Settlement Agreement	$596,965	$-
Mortgages and liabilities transferred in connection with deed-in-lieu of foreclosure and Settlement Agreement	$466,568	$-
Supplemental cash flow disclosures:
Interest paid	$131,439	$149,879
Income taxes paid	$898	$230

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

1. Business and Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a self-managed, integrated, commercial real estate finance and property management and investment company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. The Company’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. The Company’s property management and investment business, which operates under the name Gramercy Realty, historically focused on the acquisition and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. These institutions are, for the most part, deposit-taking commercial banks, thrifts and credit unions, which the Company generally refers to as “banks.” The Company’s portfolio of wholly-owned and jointly-owned bank branches and office buildings is leased to large banks such as Bank of America, N.A., or Bank of America, Wells Fargo Bank National Association (formerly Wachovia Bank, National Association), or Wells Fargo Bank, Regions Financial Corporation, or Regions Financial and Citizens Financial Group, Inc., or Citizens Financial, and to mid-sized and community banks. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company’s commercial real estate finance and property investment businesses are conducted. At September 30, 2011 and December 31, 2010, SL Green Operating Partnership, L.P., or SL Green OP, a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green, owned approximately 10.6% and 10.7%, respectively, of the outstanding shares of the Company’s common stock.

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

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into a collateral transfer and settlement agreement, or the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, Gramercy Realty’s senior mezzanine lender, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan, and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. In July 2011, the Company’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

As of September 30, 2011, Gramercy Finance held loans and other lending investments and CMBS of $1,914,628, net of unamortized fees, discounts, unfunded commitments, reserves for loan losses and other adjustments, with an average spread to 30-day LIBOR of 372 basis points for its floating rate investments, and an average yield of approximately 8.71% for its fixed rate investments. As of September 30, 2011, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, and seven interests in real estate acquired through foreclosures.

Pursuant to the execution of the Settlement Agreement, the initial transfer of 317 Gramercy Realty properties occurred on September 1, 2011.   For further discussion of the impact of the Settlement Agreement, see Settlement and Extinguishment of Debt within Note 2 to the Condensed Consolidated Financial Statements.  As of September 30, 2011, Gramercy Realty’s portfolio consisted of 382 bank branches and 226 office buildings, of which 52 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 16.8 million rentable square feet and its unconsolidated properties aggregated approximately 237 thousand rentable square feet. As of September 30, 2011, the occupancy of Gramercy Realty’s consolidated properties was 86.2% and the occupancy for its unconsolidated properties was 100.0%. As of September 30, 2011, the weighted average remaining term of Gramercy Realty’s leases was 8.8 years and approximately 73.6% of its base revenue was derived from net leases. Gramercy Realty’s two largest tenants are Bank of America and Wells Fargo Bank, and as of September 30, 2011, they represented approximately 41.9% and 15.8%, respectively, of the rental income of the Company’s portfolio and occupied approximately 48.5% and 20.5%, respectively, of Gramercy Realty’s total rentable square feet.

The Company relies on the credit and equity markets to finance and grow its business. Despite signs of improvement in 2010 and to date in 2011, market conditions remained difficult for the Company with limited, if any, availability of new debt or equity capital. The Company’s stock price has remained low and the Company currently has limited, if any, access to the public or private equity capital markets. In this environment, the Company has sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing its loan portfolio to encourage repayments as well as reducing capital and overhead expenses, and as a result, the Company has engaged in limited new investment activity, other than reinvestment of available restricted cash within its collateralized debt obligations, or CDOs. Nevertheless, the Company remains committed to identifying and pursuing strategies and transactions that could preserve or improve cash flows to the Company from its CDOs, increase the Company’s net asset value per share of common stock, improve the Company’s future access to capital or otherwise potentially create value for the Company’s stockholders.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses, and determined that the Company is the primary beneficiary for three VIEs and has included the accounts of these entities in the Condensed Consolidated Financial Statements.

All significant intercompany balances and transactions have been eliminated. Entities which the Company does not control and entities which are VIEs, but where the Company is not the primary beneficiary, are accounted for as investments in joint ventures or as investments in CMBS.

Variable Interest Entities

The following is a summary of the Company’s involvement with VIEs as of September 30, 2011:

	Company carrying value-assets		Company carrying value- liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs:
CDOs	$2,072,899		$2,722,600	$2,991,337	$2,964,997
Unconsolidated VIEs:
CMBS-controlling class	$-	(1)	$-	$629,801	$629,801
(1)	CMBS are assets held by the CDOs classified on the Condensed Consolidated Balance Sheet as an Asset of Consolidated VIEs.

 Consolidated VIEs

As of September 30, 2011, the Condensed Consolidated Balance Sheet includes $2,072,899 of assets and $2,722,600 of liabilities related to three consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, the Company’s net exposure to loss from investments in these entities is limited to its beneficial interests in these VIEs.

Collateralized Debt Obligations

The Company currently consolidates three CDOs, which are VIEs. These CDOs invest in commercial real estate debt instruments, the majority of which the Company originated within the CDOs, and are financed by the debt and equity issued. The Company is named as collateral manager of all three CDOs. As a result of consolidation, the Company’s subordinate debt and equity ownership interests in these CDOs have been eliminated, and the Condensed Consolidated Balance Sheets reflect both the assets held and debt issued by these CDOs to third parties. Similarly, the operating results and cash flows include the gross amounts related to the assets and liabilities of the CDOs, as opposed to the Company’s net economic interests in these CDOs. Refer to Note 6 for further discussion of fees earned related to the management of the CDOs.

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

The Company is not obligated to provide any financial support to these CDOs. As of September 30, 2011, the Company has no exposure to loss as a result of the investment in these CDOs. Since the Company is the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, the Company has concluded that it is the primary beneficiary of the CDOs.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

Unconsolidated VIEs

Investment in CMBS

The Company has investments in certain CMBS which are considered to be VIEs. These securities were acquired through investment, and are primarily comprised of securities that were originally investment grade securities, and do not represent a securitization or other transfer of the Company’s assets. The Company is not named as the special servicer or collateral manager of these investments, except as discussed further below.

The Company is not obligated to provide, nor has it provided, any financial support to these entities. Substantially all of the Company’s securities portfolio, with an aggregate face amount of $1,181,066, is financed by the Company’s CDOs, and the Company’s exposure to loss is therefore limited to its interests in these consolidated entities described above. The Company has not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, the Company does not directly control the activities that most significantly impact the VIE’s economic performance.

The Company further analyzed its investment in controlling class CMBS to determine if it was the primary beneficiary. At September 30, 2011, the Company owned securities of one controlling non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, with a carrying value of $0.  The total par amount of CMBS issued by the Trust was $633,654, and as of September 30, 2011 the total par amount was $629,801.

The Trust is a resecuritization of $633,654 of CMBS originally rated AA through BB. The Company purchased a portion of the below investment grade securities, originally totaling approximately $27,300. The Company is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. The Company has determined that it is the non-transferor sponsor of the Trust. As collateral administrator, the Company has the right to purchase defaulted securities from the Trust at fair value if very specific triggers have been reached. The Company has no other rights or obligations that could impact the economics of the Trust and therefore has concluded that it is not the primary beneficiary. The Company can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. The Company has no on-going financial obligations, including advancing, funding or purchasing collateral in the Trust.

At September 30, 2011, the Company’s maximum exposure to loss as a result of its investment in this Trust totaled $0, which equals the book value of this investment as of September 30, 2011.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are both protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity in net loss and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of September 30, 2011 and December 31, 2010, the Company had investments of $898 and $3,650 in joint ventures, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  At September 30, 2011, Gramercy Realty has $36,616 of cash and cash equivalents which is part of the collateral being transferred to KBS pursuant to the Settlement Agreement, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of KBS for a fixed fee plus incentive fees.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

Restricted Cash

Restricted cash at September 30, 2011 consists of $59,088 on deposit with the trustee of the Company’s CDOs. The remaining balance consists of $52,104 held as collateral for letters of credit and $76,158 which represents amounts escrowed pursuant to mortgage agreements securing the Company’s real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

At September 30, 2011, Gramercy Realty has $119,521 of restricted cash which is part of the collateral being transferred to KBS pursuant to the Settlement Agreement, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of KBS for a fixed fee plus incentive fees.

Assets Held-for-Sale

Real Estate and CTL Investments Held-for-Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of September 30, 2011 and December 31, 2010, the Company had real estate investments held-for-sale of $9,957 and $28,660, respectively. The Company recorded impairment charges of $0 and $886 for the three and nine months ended September 30, 2011, respectively, and $10,098 and $10,361 for the three and nine months ended September 30, 2010, respectively, related to real estate investments classified as held-for-sale, which are included in net income (loss) from discontinued operations.

None of the properties that serves as collateral for the Goldman Mortgage and Goldman Mezzanine Loans met the criteria to be classified as held-for-sale as of September 30, 2011. These properties did not meet the criteria to be classified as held-for-sale as they are expected to be disposed of other than by sale. Accordingly, the assets and liabilities of these properties are included in the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 and their results of operations are presented as part of continuing operations in the Condensed Consolidated Statements of Operations for all periods presented. The assets and liabilities of these properties will be removed from the Condensed Consolidated Balance Sheet and the results of operations will be reclassified to discontinued operations in the Condensed Consolidated Statements of Operations upon the ultimate disposition of each property.

Loans and Other Lending Investments Held-For-Sale

Loans held-for-investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held-for-sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of September 30, 2011 and December 31, 2010, the Company had no loans and other lending investments designated as held-for-sale. The Company had no recorded impairment charges related to the mark-to-market of the loans designated as held-for-sale for the three and nine months ended September 30, 2011, respectively. The Company recorded impairment charges of $0 and $2,000 related to the mark-to-market of the loans designated as held-for-sale for the three and nine months ended September 30, 2010, respectively.

Settlement and Extinguishment of Debt

A gain on settlement of debt is recorded when the carrying amount of the liability settled exceeds the fair value of the assets transferred to the lender. Pursuant to the execution of the Settlement Agreement, the initial transfer of 317 Gramercy Realty properties, with an aggregate carrying value of $414,413, associated mortgage and other liabilities of $378,276, and associated mezzanine debt of $90,814 occurred on September 1, 2011 and the Company recognized a gain on settlement of debt of $54,677 as part of discontinued operations on the Condensed Consolidated Statement of Operations.  The gain on settlement of debt includes $24,125 of gain on disposal of assets.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

In July 2011, the Company’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. In connection with the transfer of properties, with an aggregate carrying value of $185,466 and associated mortgage and other liabilities of $259,740, the Company recognized a gain on settlement of debt of $74,274 as part of discontinued operations on the Condensed Consolidated Statement of Operations.  The gain on settlement of debt includes $15,892 of gain on the disposal of the assets.

During the nine months ended September 30, 2011 and 2010, the Company repurchased, at a discount, $48,259 and $39,000, respectively, of notes previously issued by the Company’s CDOs, and recorded a net gain on the early extinguishment of debt of $14,526 and $19,443 for the nine months ended September 30, 2011 and 2010, respectively.

Commercial Mortgage-Backed Securities

The Company designates its CMBS investments on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the Condensed Consolidated Statements of Operations using the effective yield method. CMBS securities that the Company may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected, discounted at the investment’s current yield, and is charged against earnings on the Condensed Consolidated Statements of Operations. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including key terms of the securities and the effect of local, industry and broader economic trends. The portion of the other-than-temporary impairment related to non-credit factors is recognized as a component of other comprehensive loss on the Condensed Consolidated Balance Sheet. The determination of an other-than-temporary impairment is a subjective process and different judgments and assumptions could affect the timing of loss realization.

On a quarterly basis, when significant changes in estimated cash flows from the cash flow previously estimated occur due to missed payments, credit deterioration or actual credit loss and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to the present value of the revised cash flows with the resulting charge against earnings. A new cost basis is established with the difference between the revised present value of cash flows and the security’s fair value recognized as a component of other comprehensive loss on the Condensed Consolidated Balance Sheet. The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income. During the three and nine months ended September 30, 2011, the Company recognized an other-than-temporary impairment of $20,701 and $26,738, respectively, due to an adverse change in expected cash flows related to credit losses for two and three CMBS investments, respectively, which are recorded in the Company’s Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2010, the Company recognized an other-than-temporary impairment of $6,730 and $19,333, respectively, due to an adverse change in expected cash flows related to credit losses for two and ten CMBS investments, respectively, which are recorded in the Company’s Condensed Consolidated Statement of Operations.

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

The Company did not sell any CMBS investments during the three months ended September 30, 2011. During the nine months ended September 30, 2011, the Company sold eight CMBS investments for a realized gain of $15,126. During the three and nine months ended September 30, 2010, the Company sold one and four CMBS investments, respectively, for realized gains of $9 and $179, respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

Pledged Government Securities

The Company maintains a portfolio of treasury securities that are pledged to provide principal and interest payments for mortgage debt previously collateralized by properties in its real estate portfolio. These securities had a carrying value of $89,375 and $92,918, a fair value of $93,163 and $96,729 and unrealized gains of $3,788 and $3,811 at September 30, 2011 and December 31, 2010, respectively, and have maturities that extend through November 2013. Pursuant to the Settlement Agreement with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the pledged treasury securities and related mortgage debt will be transitioned as part of the collateral transferred to KBS in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of KBS for a fixed fee plus incentive fees.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of September 30, 2011 and December 31, 2010, were $2,577 and $5,440, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the Condensed Consolidated Statements of Operations.

Intangible Assets

As of September 30, 2011 and December 31, 2010, the Company’s intangible assets and acquired lease obligations were comprised of the following:

	September 30, 2011	December 31, 2010
Intangible assets:
In-place leases, net of accumulated amortization of $97,480 and $114,383	$190,772	$248,021
Above-market leases, net of accumulated amortization of $24,415 and $33,136	54,805	67,732
Total intangible assets	$245,577	$315,753

Intangible liabilities:
Below-market leases, net of accumulated amortization of $236,305 and $223,282	$580,864	$693,148
Total intangible liabilities	$580,864	$693,148

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

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

Level III  — This level is comprised of financial instruments that have little to no pricing observability as of the reported date. These financial instruments do not have active markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment and assumptions. Instruments that are generally included in this category are derivatives, whole loans, subordinate interests in whole loans, mezzanine loans and CMBS.

For a further discussion regarding the measurement of financial instruments see Note 9, “Fair Value of Financial Instruments.”

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

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

The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and subsequent cash receipts are applied to principal or recognized as income when received. At September 30, 2011, the Company had one whole loan with a carrying value of $51,417 and two mezzanine loans with an aggregate carrying value of $3,284, classified as non-performing loans. At December 31, 2010, the Company had one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, classified as non-performing loans.

The Company classifies loans as sub-performing if they are not materially performing in accordance with their terms; they do not qualify as non-performing loans but the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At September 30, 2011, the Company had two whole loans with an aggregate carrying value of $44,555, one mezzanine loan with a carrying value of $3,953 and one preferred equity investment with a carrying value of $1,295 classified as sub-performing. At December 31, 2010, one first mortgage loan with a carrying value of $13,222 and two mezzanine loans with an aggregate carrying value of $9,826 were classified as sub-performing.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

 Reserve for Loan Losses

Specific valuation allowances are established for loan losses on loans in instances where it is deemed probable that the Company may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. The reserve is recorded through the provision for loan losses on the Condensed Consolidated Statements of Operations and is decreased by charge-offs when losses are realized through sale, foreclosure, or when significant collection efforts have ceased.

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

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb losses. During the nine months ended September 30, 2011, the Company incurred charge-offs totaling $64,403 relating to realized losses on four loans. During the year ended December 31, 2010, the Company incurred charge-offs totaling $239,078 relating to realized losses on ten loans. The Company maintained a reserve for loan losses of $245,595 against 17 investments with an aggregate carrying value of $383,335 as of September 30, 2011, and a reserve for loan losses of $263,516 against 19 separate investments with an aggregate carrying value of $438,541 as of December 31, 2010.

Stock-Based Compensation Plans

The Company has a stock-based compensation plan. The Company accounts for this plan using the fair value recognition provisions. The Company uses the Black-Scholes option-pricing model to estimate the fair value of a stock option award. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation cost. These inputs are highly subjective and generally require significant analysis and judgment to develop.

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
September 30, 2011

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

In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to hedge the cash flow variability caused by interest rate fluctuations of its CDO liabilities. Each of the Company’s CDOs maintains a maximum amount of allowable unhedged interest rate risk. The 2005 CDO permits 20% of the net outstanding principal balance and the 2006 CDO and the 2007 CDO permit 5% of the net outstanding principal balance to be unhedged.

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

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

For the three and nine months ended September 30, 2011, the Company recorded $0 and $73 of income tax expense, respectively. For the three and nine months ended September 30, 2010, the Company recorded $19 and $123 of income tax expense respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

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

Four investments accounted for approximately 24.4% of the total carrying value of the Company's loan and other lending investments as of September 30, 2011 compared to four investments which accounted for approximately 24.2% of the total carrying value of the Company's loan and other lending investments as of December 31, 2010. Five and seven investments accounted for approximately 16.5% and 15.6% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2011 compared to seven investments which accounted for approximately 18.2% and 16.3% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2010, respectively. The largest sponsor accounted for approximately 12.8% and 10.7% of the total carrying value of the Company’s loan and other lending investments as of September 30, 2011 and December 31, 2010, respectively. The largest sponsor accounted for approximately 10.4% and 4.0% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2011, respectively, compared to approximately 6.9% and 6.3% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2010, respectively.

Additionally, two tenants, Bank of America and Wells Fargo Bank, accounted for approximately 43.7% and 16.5% of the Company's rental revenue for the three months ended September 30, 2011, respectively, and approximately 41.9% and 15.8% of the Company's rental revenue for the nine months ended September 30, 2011, respectively.  Additionally, two tenants, Bank of America and Wells Fargo Bank, accounted for approximately 40.5% and 15.6% of the Company's rental revenue for the three months ended September 30, 2010, respectively, and approximately 40.4% and 15.6% of the Company's rental revenue for the nine months ended September 30, 2010, respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

Recently Issued Accounting Pronouncements

In July 2010, FASB issued guidance which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity's statement of financial position. This guidance will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under this guidance as of the end of a reporting period are effective for the Company's December 31, 2010 reporting period and disclosures regarding activities during a reporting period are effective for the Company's September 30, 2011 interim reporting period. In January 2011, the FASB delayed the effective date of the new disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations about on what constitutes a troubled debt restructuring. The effective date of the new disclosures about and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance was effective for the Company’s September 30, 2011 reporting period. The Company has applied this update to its Condensed Consolidated Financial Statements for the period ended December 31, 2010.

In December 2010, the FASB issued guidance on the disclosure of supplementary pro forma information for business combinations. The guidance specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current period had occurred as of the beginning of the comparable annual period only. The adoption of this guidance for the Company’s annual reporting period ending December 31, 2011 will not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, resulted in additional disclosures in the Condensed Consolidated Financial Statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of the guidance did not have a material effect on the Company’s Condensed Consolidated Financial Statements at September 30, 2011.

 In April 2011, the FASB issued updated guidance on a creditor’s determination of whether a restructuring will be a troubled debt restructuring, which establishes new guidelines in evaluating whether a loan modification meets the criteria of a troubled debt restructuring.  This guidance is effective as of the third quarter of 2011, applied retrospectively to the beginning of the fiscal year as required, and its adoption is not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

In May 2011, the FASB issued updated guidance on fair value measurement which amends GAAP to conform to International Financial Reporting Standards, or IFRS, measurement and disclosure requirements.  The amendment changes the wording used to describe the requirements in GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements.  This guidance is effective as of January 1, 2012, applied prospectively, and its adoption is not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

In June 2011, the FASB issued updated guidance on comprehensive income which amends GAAP to conform to the disclosure requirements of IFRS.  The amendment eliminates the option to present components of other comprehensive income as part of the Condensed Consolidated Statement of Stockholders’ Equity and Non-controlling Interests and requires a separate Statement of Comprehensive Income or two consecutive statements in the Statement of Operations and in a separate Statement of Comprehensive Income.  This guidance is effective as of January 1, 2012, though early adoption is permitted, and its adoption is not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

3. Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company’s loans, other lending investments and CMBS investments as of September 30, 2011 and December 31, 2010, were as follows:

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR (2)
	2011	2010	2011	2010	2011	2010	2011	2010
Whole loans, floating rate	$711,207	$659,095	60.2%	58.7%	-	-	334 bps	330 bps
Whole loans, fixed rate	201,970	132,268	17.1%	11.8%	8.34%	7.16%	-	-
Subordinate interests in whole loans, floating rate	25,321	75,066	2.1%	6.7%	-	-	575 bps	297 bps
Subordinate interests in whole loans, fixed rate	128,370	46,468	10.8%	4.1%	8.93%	6.01%	-	-
Mezzanine loans, floating rate	50,843	152,349	4.3%	13.5%	-	-	817 bps	754 bps
Mezzanine loans, fixed rate	51,416	48,828	4.3%	4.3%	12.83%	12.69%	-	-
Preferred equity, floating rate	12,901	5,224	1.1%	0.5%	-	-	276 bps	350 bps
Preferred equity, fixed rate	1,295	4,230	0.1%	0.4%	7.00%	7.25%	-	-
Subtotal/ Weighted average	1,183,323	1,123,528	100.0%	100.0%	9.14%	8.09%	371 bps	400 bps
CMBS, floating rate	47,905	50,798	6.6%	5.1%	-	-	395 bps	394 bps
CMBS, fixed rate	683,400	954,369	93.4%	94.9%	8.47%	8.37%	-	-
Subtotal/ Weighted average	731,305	1,005,167	100.0%	100.0%	8.47%	8.37%	395 bps	394 bps
Total	$1,914,628	$2,128,695	100.0%	100.0%	8.71%	8.32%	372 bps	400 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR-based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

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

Quarterly, the Company evaluates its loans for instances where specific valuation allowances are necessary, as described in Note 2. As a component of the Company's quarterly policies and procedures for loan valuation and risk assessment, each loan is assigned a risk rating. Individual ratings range from one to six, with one being the lowest risk and six being the highest risk. Each credit risk rating has benchmark guidelines which pertain to debt-service coverage ratios, loan-to-value ("LTV") ratios, borrower strength, asset quality, and funded cash reserves. Other factors such as guarantees, market strength, remaining loan term, and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan. Loans with a risk rating of one to three have characteristics of a lower risk loan and such loans are generally expected to perform through maturity. Loans with a risk rating of four to five generally have characteristics of a higher risk loan and may indicate instances of a higher likelihood of a contractual default or expectation of a principal loss. Loans with a risk rating of six are non-performing and often times have been fully reserved.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

   A summary of the Company’s loans by loan class as of September 30, 2011 and December 31, 2010 are as follows:

	Risk Ratings as of September 30, 2011
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole Loans	20	$586,718	$557,622	14	$493,872	$355,555
Subordinate Mortgage Interests (1)	6	171,720	153,691	-	-	-
Mezzanine Loans	-	-	-	9	165,642	102,259
Preferred Equity	-	-	-	3	68,393	14,196
Total	26	$758,438	$711,313	26	$727,907	$472,010

(1) Includes one Interest-Only Strip.

	Risk Ratings as of December 31, 2010
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole Loans	11	$412,837	$403,265	18	$504,229	$388,098
Subordinate Mortgage Interests (1)	6	96,145	96,073	3	85,494	25,461
Mezzanine Loans	2	39,979	40,342	10	214,151	160,835
Preferred Equity	-	-	-	2	60,668	9,454
Total	19	$548,961	$539,680	33	$864,542	$583,848

(1) Includes one Interest-Only Strip.

As of September 30, 2011, the Company’s loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing		Current Carrying Value (In thousands)		% of Total
2011 (October 1 - December 31)	7	(1)	$59,690		5.0%
2012	15		392,324		33.1%
2013	12		244,714		20.7%
2014	6		103,048		8.7%
2015	5		102,471		8.7%
Thereafter	7		281,076		23.8%
Total	52		$1,183,323		100.0%

Weighted average maturity			2.4 years	(2)

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

(1)	Of the loans maturing in 2011, two investments with an aggregate carrying value of $26,679 have extension options, which may be subject to performance criteria.

(2)
The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the three and nine months ended September 30, 2011 and 2010, the Company’s investment income from loans, other lending investments and CMBS investments, was generated by the following investment types:

	Three months ended September 30, 2011		Three months ended September 30, 2010
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$12,816	32.7%	$13,085	32.1%
Subordinate interests in whole loans	3,276	8.4%	776	1.9%
Mezzanine loans	3,025	7.7%	5,799	14.2%
Preferred equity	721	1.8%	687	1.7%
CMBS	19,347	49.4%	20,426	50.1%
Total	$39,185	100.0%	$40,773	100.0%

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$36,635	30.7%	$46,048	35.7%
Subordinate interests in whole loans	6,654	5.6%	2,244	1.7%
Mezzanine loans	13,308	11.1%	19,072	14.8%
Preferred equity	2,109	1.8%	2,041	1.6%
CMBS	60,738	50.8%	59,426	46.2%
Total	$119,444	100.0%	$128,831	100.0%

At September 30, 2011 and December 31, 2010, the Company’s loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	September 30, 2011		December 31, 2010
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$383,015	32.4%	$497,030	44.2%
West	221,352	18.7%	277,478	24.7%
Midwest	220,068	18.6%	50,298	4.4%
South	121,896	10.3%	119,841	10.7%
Various (1)	105,986	9.0%	32,365	2.9%
Mid-Atlantic	66,765	5.6%	116,495	10.4%
Southwest	64,241	5.4%	30,021	2.7%
Total	$1,183,323	100.0%	$1,123,528	100.0%

(1) Includes one interest-only strip.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

At September 30, 2011 and December 31, 2010, the Company’s loans and other lending investments, excluding CMBS investments, by property type were as follows:

	September 30, 2011		December 31, 2010
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$592,148	50.1%	$425,773	37.9%
Hotel	250,156	21.1%	184,306	16.4%
Retail	128,613	10.9%	202,090	18.0%
Land - Commercial	96,350	8.1%	143,589	12.8%
Multifamily	51,550	4.4%	54,488	4.8%
Other (1)	27,039	2.3%	5,953	0.5%
Condominium	17,722	1.5%	30,923	2.8%
Industrial	15,792	1.3%	47,784	4.3%
Mixed-Use	3,953	0.3%	28,622	2.5%
Total	$1,183,323	100.0%	$1,123,528	100.0%

(1)  Includes one interest-only strip.

The Company recorded provision for loan losses of $10,199 and $46,482 for the three and nine months ended September 30, 2011, respectively. The Company recorded provision for loan losses of $10,000 and $64,390 for the three and nine months ended September 30, 2010, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience, collateral quality by individual asset or category of asset and modifications that resulted in troubled debt restructurings.

 For the nine months ended September 30, 2011, the Company incurred charge-offs of $64,403 related to realized losses on four loan investments. During the year ended December 31, 2010, the Company incurred charge-offs totaling $239,078 related to ten loan investments.

  The interest income recognized from impaired loans during the time within the financial statement period that they were impaired or reserved for was $5,487 and $20,940 for the three and nine months ended September 30, 2011, respectively. The interest income recognized from impaired loans during the time within the financial statement period that they were impaired or reserved for was $9,205 and $33,551 for the three and nine months ended September 30, 2010, respectively.

 Changes in the reserve for loan losses were as follows:

	Whole loans	Subordinate interest in whole loans	Mezzanine loans	Preferred equity	Total
Reserve for loan losses, December 31, 2010	$126,823	$60,585	$24,708	$51,400	$263,516
Additional provision for loan losses	15,500	-	-	2,000	17,500
Charge-offs	(403)	-	-	-	(403)
Reserve for loan losses, March 31, 2011	141,920	60,585	24,708	53,400	280,613
Additional provision for loan losses	953	4,000	13,830	-	18,783
Charge-offs	-	-	-	-	-
Reserve for loan losses, June 30, 2011	142,873	64,585	38,538	53,400	299,396
Additional provision for loan losses	9,199	-	-	1,000	10,199
Charge-offs	-	(64,000)	-	-	(64,000)
Reserve for loan losses, September 30, 2011	$152,072	$585	$38,538	$54,400	$245,595

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

 As of September 30, 2011 and 2010, the Company’s recorded investments in impaired loans were as follows:

	For the nine months ended September 30, 2011			For the three months ended September 30, 2011		For the nine months ended September 30, 2011
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Recorded Investment Balance (1)	Investment Income Recognized	Average Recorded Investment Balance (1)	Investment Income Recognized
Whole loans	$490,234	$340,821	$152,073	$349,260	$3,360	$360,163	$12,443
Subordinate interests in whole loans	5,822	5,237	585	5,206	60	5,148	175
Mezzanine loans	69,296	30,759	38,537	30,268	1,042	37,615	4,187
Preferred equity	60,716	6,518	54,400	7,267	673	8,006	2,061
Total	$626,068	$383,335	$245,595	$392,001	$5,135	$410,932	$18,866

(1) Represents the average month end balances for the three and nine months ended September 30, 2011.

	For the twelve months ended December 31, 2010			For the three months ended September 30, 2010		For the nine months ended September 30, 2010
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Recorded Investment Balance (1)	Investment Income Recognized	Average Recorded Investment Balance (1)	Investment Income Recognized
Whole loans	$506,211	$382,272	$126,823	$463,367	$5,622	$486,718	$23,060
Subordinate interests in whole loans	65,647	5,062	60,585	5,013	-	2,504	-
Mezzanine loans	66,461	41,753	24,708	40,404	1,519	44,210	4,399
Preferred equity	60,668	9,454	51,400	32,457	687	32,536	2,020
Total	$698,987	$438,541	$263,516	$541,241	$7,828	$565,968	$29,479

(1) Represents the average month end balances for the three and nine months ended September 30, 2010.

As of September 30, 2011 and December 31, 2010, the Company’s non-performing loans by class were as follows:

	As of September 30, 2011
	Number of Investments	Carrying value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Whole loans	1	$51,417	$51,417	$-
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	2	3,284	3,284	-
Preferred equity	-	-	-	-
Total	3	$54,701	$54,701	$-

	As of December 31, 2010
	Number of Investments	Carrying value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Whole loans	-	$-	$-	$-
Subordinate interests in whole loans	2	-	-	-
Mezzanine loans	-	-	-	-
Preferred equity	-	-	-	-
Total	2	$-	$-	$-

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

At September 30, 2011, the Company did not have any loans contractually past due 90 days or more that are still accruing interest. Also, the Company had no unfunded commitments on modified loans which were considered “troubled debt restructurings.” As of September 30, 2011 and December 31, 2010, there were no loans for which the collateral securing the loan was less than the carrying value of the loan for which the Company did not record a provision for loan loss.

To maintain flexibility and liquidity, and to improve risk adjusted returns in the Company’s three CDOs, the Company has concluded that as of March 31, 2011, it no longer can express the intent and ability to hold its CMBS investments through maturity. As a result, as of March 31, 2011, the Company has designated all of its CMBS investments as available-for-sale and accordingly, such CMBS are carried on the Condensed Consolidated Balance Sheet at fair value. Changes in fair value are not necessarily indicative of current or future changes in cash flow, which are based on actual delinquencies, defaults and sales of the underlying collateral, and therefore, are not recognized in earnings. Changes in fair value are reflected in the Statement of Stockholders’ Equity and Non-controlling Interests. The Company continues to monitor all of its CMBS investments for other-than-temporary impairments.

The following is a summary of the Company’s CMBS investments at September 30, 2011:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Available-for-sale:
Floating rate CMBS	3	$53,500	$51,784	$47,905	$-	$(3,879)
Fixed rate CMBS	104	1,127,566	914,359	683,400	42,707	(273,666)
Total	107	$1,181,066	$966,143	$731,305	$42,707	$(277,545)

The following is a summary of the Company’s CMBS investments at December 31, 2010:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain		Gross Unrealized Loss

Held to maturity:
Floating rate CMBS	2	$48,500	$47,698	$43,650	$-		$(4,048)
Fixed rate CMBS	97	1,133,574	925,580	825,275	96,428		(196,733)
Available-for-sale:
Floating rate CMBS	1	5,000	3,100	3,100	-		-
Fixed rate CMBS	8	43,444	26,806	28,789	1,983	(1)	-
Total	108	$1,230,518	$1,003,184	$900,814	$98,411		$(200,781)

(1) Included in Other Comprehensive Loss.

The following table shows the Company’s estimated fair value, unrealized losses, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011:

	Less than 12 Months		12 Months or More		Total
Description	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Floating rate CMBS	$2,800	$(484)	$45,105	$(3,395)	$47,905	$(3,879)
Fixed rate CMBS	61,801	(11,685)	454,688	(261,981)	516,489	(273,666)
Total temporarily impaired securities	$64,601	$(12,169)	$499,793	$(265,376)	$564,394	$(277,545)

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

The Company performed an assessment of all of its CMBS investments that are in an unrealized loss position (when a CMBS investment’s amortized costs basis, excluding the effect of other-than-temporary impairments, exceeds its fair value) and determined the following:

			Unrealized losses
	Fair value	Amortized cost basis	Credit	Non-credit
CMBS investments the Company intends to sell	$-	$-	$-	$-
CMBS investments the Company is more likely than not to be required to sell	-	-	-	-
CMBS investments the Company has no intent to sell and is not more likely than not to be required to sell:
Credit impaired CMBS investments	26,040	30,800	(20,701)	(4,760)
Non credit impaired CMBS investments	538,354	811,139	-	(272,785)
Total CMBS investments in an unrealized loss position	$564,394	$841,939	$(20,701)	$(277,545)

The following table summarizes the activity related to credit losses on CMBS investments for the nine months ended September 30, 2011:

Balance as of December 31, 2010 of credit losses on CMBS investments for which a portion of an other-than-temporary impairment, was recognized in other comprehensive loss	$23,085
Additions for credit losses on securities for which an other-than-temporary impairment was not previously recognized	26,738
Increases to credit losses on securities for which an other-than-temporary impairment was previously recognized and a portion of an other-than-temporary impairment was recognized in other comprehensive income	-
Additions for credit losses on securities for which an other-than-temporary impairment was previously recognized without any portion of other-than-temporary impairment recognized in other comprehensive income	-
Reduction for credit losses on CMBS investments for which no other-than-temporary impairment was recognized in other comprehensive income at current measurement date	-
Reduction for CMBS investments sold during the period	-
Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the CMBS investments	-
Balance as of September 30, 2011 of credit losses on CMBS investments for which a portion of an other-than-temporary impairment was recognized in other comprehensive loss	$49,823

As of September 30, 2011, the Company’s CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Amortized Cost	Percent of Total Carrying Value	Fair Value	Percent of Total Fair Value
Less than 1 year	4	$58,400	6.0%	$55,218	7.6%
1 - 5 years	29	189,899	19.7%	174,612	23.9%
5 - 10 years	74	717,844	74.3%	501,475	68.6%
Total	107	$966,143	100.0%	$731,305	100.0%

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

The following is a summary of the underlying credit ratings of the Company’s CMBS investments at September 30, 2011 and December 31, 2010 (for split-rated securities, the higher rating was used):

	September 30, 2011		December 31, 2010
	Carrying Value	Percentage	Carrying Value	Percentage
Investment grade:
AAA	$57,177	7.8%	$51,590	5.1%
AA	35,584	4.9%	76,484	7.6%
AA-	70,023	9.6%	67,717	6.7%
A+	-	-	2,103	0.2%
A	12,645	1.7%	57,314	5.7%
BBB+	36,636	5.0%	29,775	3.0%
BBB	55,487	7.6%	57,663	5.7%
BBB-	134,103	18.3%	166,843	16.6%
Total investment grade	401,655	54.9%	509,489	50.6%

Non-investment grade:
BB+	31,735	4.3%	69,733	6.9%
BB	37,734	5.2%	97,261	9.7%
BB-	13,500	1.8%	138,680	13.8%
B+	88,697	12.1%	153,970	15.3%
B	97,668	13.4%	5,160	0.6%
B-	27,525	3.8%	30,613	3.1%
CCC+	29,790	4.1%	261	0.0%
CCC	3,001	0.4%	-	-
Total non-investment grade	329,650	45.1%	495,678	49.4%

Total	$731,305	100.0%	$1,005,167	100.0%

The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. The Company’s unrealized losses are primarily the result of market factors other than credit impairment. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there has been an adverse change in expected cash flows related to credit losses for two CMBS investments. Therefore, the Company recognized an other-than-temporary impairment of $20,701 during the three months ended September 30, 2011 that was recorded in the Company’s Condensed Consolidated Statements of Operations. The Company recognized an other-than-temporary impairment of $6,730 during the three months ended September 30, 2010. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans,(ii) current subordination levels for individual loans which serve as collateral under the Company’s securities, and (iii) current subordination levels for the securities themselves. The Company’s assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company’s expectation to recover book value, is the basis for its conclusion the remainder of these investments are not other-than-temporarily impaired, despite the difference between the carrying value and the fair value. The Company has considered rating downgrades in its evaluation and apart from the one bond noted above, believes that the book value of its CMBS investments is recoverable at September 30, 2011. The Company attributes the current difference between carrying value and market value to current market conditions including a decrease in demand for structured financial products and commercial real estate. The Company has concluded that it does not intend to sell these securities and it is not likely it will be required to sell the securities before recovering the amortized cost basis.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

During the three months ended September 30, 2011, the Company did not sell any CMBS securities. During the nine months ended September 30, 2011, the Company sold eight CMBS securities classified as available for sale. The total face amount and amortized cost of these securities was $78,247 and $50,458, respectively. The proceeds from the sales were $65,584 and resulted in a gain of $15,126.

In connection with a preferred equity investment which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company was previously a preferred equity investor, in the event of a borrower default under such loan. The loan matures in 2012. This guarantee in the event of a borrower default under such loan is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on the Condensed Consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income is recorded. The Company’s maximum exposure under this guarantee is approximately $1,349 and $1,366 as of September 30, 2011 and December 31, 2010, respectively. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

4. Dispositions and Assets Held-for-Sale

During the three and nine months ended September 30, 2011, the Company sold or disposed of one and six properties and a partial condemnation, respectively, for net sales proceeds of $1,019 and $21,509, respectively. During the three and nine months ended September 30, 2010, the Company sold or disposed of three and 14 properties, respectively, for net sales proceeds of $17,029 and $35,141, respectively.  The sales transactions resulted in gains totaling $163 and $2,536 for the three and nine months ended September 30, 2011, respectively. The sales transactions resulted in gains totaling $1,127 and $2,370 for the three and nine months ended September 30, 2010, respectively.

The Company separately classifies properties held-for-sale in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. In the normal course of business, the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held-for-sale or classify a property that was designated as held-for-sale back to held-for-investment. As of September 30, 2011 and December 31, 2010, the Company did not reclassify any properties previously identified as held-for-sale to held for investment.

The Company classified one property as held-for-sale as of September 30, 2011 and December 31, 2010. The following table summarizes information for these properties:

	September 30, 2011	December 31, 2010
Assets held-for-sale:
Real estate investments, at cost:
Land	$9,911	$15,142
Building and improvement	-	11,612
Total real estate investments, at cost	9,911	26,754
Less: accumulated depreciation	-	(202)
Real estate investments held-for-sale, net	9,911	26,552
Accrued interest and receivables	-	398
Other Assets	46	1,710
Total assets held-for-sale	$9,957	$28,660

Liabilities related to assets held-for-sale:
Accrued expenses	$18	$474
Deferred revenue	-	57
Total liabilities related to assets held-for-sale:	18	531
Net assets held-for-sale	$9,939	$28,129

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

Pursuant to the execution of the Settlement Agreement, the initial transfer of 317 Gramercy Realty properties occurred on September 1, 2011 and the Company recognized a gain on settlement of debt of $54,677 in connection with such transfer. In July 2011, the Company’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. The Company recognized gain on settlement of debt of $74,274 for the three and nine months ended September 30, 2011.

The following operating results of the assets held-for-sale as of September 30, 2011 and the assets sold during the nine months ended  September 30, 2011 and 2010, are included in discontinued operations for all periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating Results:
Revenues	$12,350	$30,928	$57,066	$86,541
Operating expenses	(6,468)	(24,733)	(30,178)	(49,549)
Marketing, general and administrative	(1)	-	(3)	-
Interest expense	(3,353)	(5,074)	(14,441)	(15,825)
Depreciation and amortization	(2,329)	(6,513)	(11,106)	(20,289)
Equity in net income from joint venture	-	2,705	-	8,256
Net income (loss) from operations	199	(2,687)	1,338	9,134
Gain on extinguishment of debt	128,951	-	128,951	-
Net gains from disposals	162	1,127	2,536	2,439
Net income (loss) from discontinued operations	$129,312	$(1,560)	$132,825	$11,573

Subsequent to September 30, 2011, the Company entered into an agreement of sale on one property for approximately $375 with a total carrying value of $374 as of September 30, 2011, and net loss of $35 for the nine months ended September 30, 2011.

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

5. Investments in Joint Ventures

At September 30, 2011 and December 31, 2010, the carrying values of the Company’s joint venture investments were as follows:

			Carrying Value
	Ownership Interest		September 30, 2011	December 31, 2010
Joint Ventures:
200 Franklin Square Drive, Somerset, New Jersey	25.0%		$558	$746
Citizens Portfolio	various	(1)	340	2,904
Total			$898	$3,650

(1) The Company has a 99% ownership interest in 52 properties and sold its 1% ownership interest in two properties in January 2011.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

For the three and nine months ended September 30, 2011 and 2010, the Company’s pro rata share of net income (loss) of the joint ventures were as follows:

	Three Months Ended		Nine Months Ended
Joint Ventures	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
200 Franklin Square Drive, Somerset, New Jersey	$29	$28	$90	$89
2 Herald Square, New York, New York (1)	-	1,224	-	3,750
885 Third Avenue, New York, New York (2)	-	1,481	-	4,505
Citizens Portfolio	(442)	(757)	(1,896)	(2,099)
Whiteface, Lake Placid, New York (3)	-	30	-	(1,375)
Total before discontinued operations	(413)	2,006	(1,806)	4,870
Less discontinued operations	-	(2,705)	-	(8,256)
Total	$(413)	$(699)	$(1,806)	$(3,386)

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

6. Collateralized Debt Obligations

The Company’s loans and other investments serve as collateral for the Company’s CDO securities, and the income generated from these investments is used to fund interest obligations of the Company’s CDO securities and the remaining income, if any, is retained by the Company. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained in its CDOs and to receive the subordinate collateral management fee earned. If some or all of the Company’s CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and the Company may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of October 2011, the most recent distribution date, the Company’s 2005 CDO failed its overcollateralization test and the Company’s 2006 CDO was in compliance with its interest coverage and asset overcollateralization covenants; however, the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO to fall out of compliance. The Company’s 2005 CDO also failed its overcollateralization test at the April 2011 and January 2011 distribution dates and its 2007 CDO failed its overcollateralization test at the August 2011, May 2011 and February 2011 distribution dates.

During the nine months ended September 30, 2011 and 2010, the Company repurchased, at a discount, $48,259 and $39,000, respectively, of notes previously issued by one and two of the Company’s three CDOs, respectively. The Company recorded a net gain on the early extinguishment of debt of $14,526 and $19,443 for the nine months ended September 30, 2011 and 2010, respectively.

7. Debt Obligations

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of September 30, 2011, 550 (including 52 properties held by an unconsolidated joint venture) of the Company’s real estate investments were encumbered with mortgage and mezzanine loans with a cumulative outstanding balance of $1,663,942. In September 2011, pursuant to the Settlement Agreement with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans , the mortgage notes payable and the related collateral will be transitioned as part of the collateral transferred to KBS in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of KBS for a fixed fee plus incentive fees.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

The Company’s mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before the Company can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that the Company may have to observe, the Company’s ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of September 30, 2011 and December 31, 2010, the Company was in covenant compliance on all of its mortgage and mezzanine loans, except that, as of September 30, 2011 and December 31, 2010, the Company was out of debt service coverage compliance under two of its mortgage note financings. Such non-compliance does not constitute an event of default under the applicable loan agreements. Under one of the loans, the lender has the ability to restrict distributions which are limited to budgeted property operating expenses; under the other loan, the lender has the right to replace the management of the property. As of the last reporting date, June 30, 2011, the Company also was not in compliance with the tangible net worth covenant under its loan agreement with PB Capital Corporation, or the PB Loan Agreement, and such non-compliance may permit the lender to exercise remedies against the mortgage collateral on a non-recourse basis. Pursuant to the Settlement Agreement, the PB Loan Agreement and the related collateral will be transitioned as part of the collateral transferred to KBS. Accordingly, as a result of the execution of the Settlement Agreement, any acceleration of the PB Loan Agreement loan is not expected to have an adverse effect on the Company.

Goldman Mortgage Loan

On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement with GSMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement described below was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. Pursuant to the Settlement Agreement, the Goldman Mortgage Loan and related collateral was transferred to the mezzanine lender on September 1, 2011. The Company has accrued interest of $256 and borrowings of $240,523 as of December 31, 2010.

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

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to KBS in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. In July 2011, the Company’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, its total assets and liabilities are expected to decline substantially. The transition of Gramercy Realty’s business and the effects of these changes on the Company’s Consolidated Financial Statements are expected to be completed by December 31, 2011.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which, an indirect wholly-owned subsidiary of the Company, is the mortgagor. In August 2008, the Goldman Mezzanine Loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders, and the Senior Mezzanine Loan was assigned to KBS. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR, the Senior Mezzanine Loan bears interest at 5.20% over LIBOR and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loan. The Goldman Mezzanine Loans encumber all properties held by Gramercy Realty. The Company has accrued interest of $20,736 and $1,454 and borrowings of $462,464 and $549,713 as of September 30, 2011 and December 31, 2010, respectively.

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

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to KBS in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. In July 2011, the Company’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, its total assets and liabilities are expected to decline substantially. The transition of Gramercy Realty’s business and the effects of these changes on the Company’s Consolidated Financial Statements are expected to be completed by December 31, 2011.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

The following is a summary of first mortgage loans as of September 30, 2011:

	Encumbered Properties (1)	Balance		Interest Rate	Maturity Date
Fixed-rate mortgages	455	$969,393	(2)	5.06% to 10.29%	January 2012 to August 2030
Variable-rate mortgages	41	219,513		1.87%	April 2013
Total mortgage notes payable	496	1,188,906
Above- / below-market interest	-	12,572
Balance, September 30, 2011	496	$1,201,478

(1)
Pursuant to the Settlement Agreement, the mortgage notes payable and the related collateral will be transitioned as part of the collateral transferred  to KBS in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of KBS for a fixed fee plus incentive fees. In July 2011, the Company’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

(2)	Includes $84,479 of debt that is collateralized by $89,375 of pledged treasury securities, net of discounts and premiums.

Combined aggregate principal maturities of the Company’s consolidated CDOs and mortgage loans (including the Goldman Mezzanine Loans) as of September 30, 2011 are as follows:

	CDOs	Mortgage and Mezzanine Loans (1)	Interest Payments	Total
2011 (October 1 - December 31)	$-	$470,241	$36,954	$507,195
2012	-	80,656	138,845	219,501
2013	-	602,816	129,767	732,583
2014	-	12,782	105,175	117,957
2015	-	47,540	99,708	147,248
Thereafter	2,537,489	437,335	198,670	3,173,494
Above- / below-market interest	-	12,572	-	12,572
Total	$2,537,489	$1,663,942	$709,119	$4,910,550

(1)
Pursuant to the Settlement Agreement, the mortgage notes payable and the related collateral will be transitioned as part of the collateral transferred  to KBS in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of KBS for a fixed fee plus incentive fees. In July 2011, the Company’s Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

8. Related Party Transactions

An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors. For the three and nine months ended September 30, 2011, the Company incurred expenses of $41 and $124, respectively, pursuant to the special servicing arrangement. For the three and nine months ended September 30, 2010, the Company incurred expenses of $159 and $307, respectively, pursuant to the special servicing arrangement.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of its leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three and nine months ended September 30, 2011, the Company paid $76 and $230 under this lease, respectively. For the three and nine months ended September 30, 2010, the Company paid $77 and $228 under this lease, respectively.

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

In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. The Company sold its 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $25,350, resulting in a loss of $11,885. The Company recorded its pro rata share of net income of $1,224 and $3,750 for the three and nine months ended September 30, 2010.

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which was situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property was subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest was owned by a wholly-owned subsidiary of SL Green. The TIC interests were pari passu. The Company sold its 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $38,911, resulting in a loss of $15,407. The Company recorded its pro rata share of net income of $1,481 and $4,505 for the three and nine months ended September 30, 2010, respectively.

In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter, the Company participated 50% of its interest in the loan back to SL Green. As of September 30, 2011 and December 31, 2010, the loan has a book value of $0. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of September 30, 2011 and December 31, 2010, the loan has a book value of $0. The Company held a contingent interest in the property which was sold to SL Green in December 2010 for $2,016.

In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of the Company’s interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, the Company subsequently purchased an affiliate of SL Green’s full participation in the senior mezzanine loan at a discount. As of September 30, 2011 and December 31, 2010, the original loan has a book value of $5,224 and $5,224, and the subsequently purchased loan has a book value of $6,975 and $13,586, respectively.

In August 2008, the Company closed on the purchase from an SL Green affiliate a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bore interest at a fixed rate of 6.50%. In December 2010, the Company purchased, at a discount, the remaining 50% interest in the loan from an SL Green affiliate for $9,420. As of September 30, 2011 and December 31, 2010, the loan has a book value of $19,465 and $19,367, respectively.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

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

The following table presents the carrying value in the financial statements and approximate fair value of other financial instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Government securities	$89,375	$93,855	$92,918	$97,247
Lending investments	$1,183,323	$1,170,170	$1,123,528	$1,117,743
CMBS (1)	$731,305	$731,305	$1,005,167	$900,815
Derivative instruments	$935	$935	$1,636	$1,636
Financial liabilities:
Mortgage note payable and senior and junior mezzanine loans	$1,663,942	$1,385,399	$2,190,384	$1,679,029
CDOs	$2,537,489	$1,565,324	$2,682,321	$1,704,338
Derivative instruments	$176,277	$176,277	$157,932	$157,932

(1)
As of March 31, 2011, the Company has changed its intent and may sell its CMBS investments prior to maturity. As a result, at March 31, 2011, the CMBS investments were reclassified to available-for-sale from held-to-maturity. As a result, on the Condensed Consolidated Balance Sheet, the CMBS investments are recorded at fair value at September 30, 2011.

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
September 30, 2011

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

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at September 30, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2011 and December 31, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

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
September 30, 2011

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At September 30, 2011	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$935	$-	$-	$935
Interest rate swaps	-	-	-	-
	$935	$-	$-	$935

CMBS available-for-sale:
Investment grade	$401,655	$-	$-	$401,655
Non-investment grade	329,650	-	-	329,650
	$731,305	$-	$-	$731,305

Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	176,277	-	-	176,277
	$176,277	$-	$-	$176,277

At December 31, 2010	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$1,636	$-	$-	$1,636
Interest rate swaps	-	-	-	-
	$1,636	$-	$-	$1,636

CMBS available-for-sale:
Investment grade	$20,607	$-	$-	$20,607
Non-investment grade	11,282	-	-	11,282
	$31,889	$-	$-	$31,889

Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	157,932	-	-	157,932
	$157,932	$-	$-	$157,932

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

Total gains and losses from derivatives for the three and nine months ended September 30, 2011 are $18,321 and $19,821, respectively, and are included in Accumulated Other Comprehensive Loss. During the nine months ended September 30, 2011, the Company entered into four interest rate caps for a total purchase price of $1,277.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

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

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	CMBS available for sale - investment grade	CMBS available for sale -non- investment grade	Derivative instruments

Balance as of December 31, 2010	$20,607	$11,282	$1,636
Transfers from securities held to maturity	461,602	515,763	-
Proceeds from sale of CMBS investments	(44,017)	(21,567)	-
Purchases of CMBS investments	28,283	-	-
Purchases of derivative instruments	-	-	1,319
Change in CMBS investment status	(9,754)	9,754	-
Amortization of discounts for securities available-for-sale in prior quarter	4,595	3,188	-
Adjustments to fair value:
Included in other comprehensive loss	(64,860)	(171,960)	(2,020)
Gain from sales of CMBS investments	5,199	9,927	-
Other-than-temporary impairments	-	(26,737)	-

Balance as of September 30, 2011	$401,655	$329,650	$935

The following table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative instruments - interest rate swaps

Balance as of December 31, 2010	$157,932
Purchases of derivative instruments	-
Adjustment to fair value	18,345

Balance as of September 30, 2011	$176,277

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for loan losses, and real estate, which are reported at cost and has been impaired to the lower of cost or fair value as a result of an analysis of the properties that serve as collateral for the Goldman Mezzanine Loans. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the nine months ended September 30, 2011:

At September 30, 2011	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:
Whole loans	$92,003	$-	$-	$92,003
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	3,284	-	-	3,284
Preferred equity	1,295	-	-	1,295
	$96,582	$-	$-	$96,582

CMBS available-for-sale:
Investment grade	$-	$-	$-	$-
Non-investment grade	29,790	-	-	29,790
	$29,790	$-	$-	$29,790

At December 31, 2010	Total	Level I	Level II	Level III
Assets:
Real estate investments:
Office	$1,097,535	$-	$-	$1,097,535
Branch	484,629	-	-	484,629
Land	-	-	-	-
	$1,582,164	$-	$-	$1,582,164

Lending investments:
Whole loans	$212,633	$-	$-	$212,633
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	22,337	-	-	22,337
Preferred equity	-	-	-	-
	$234,970	$-	$-	$234,970

The total change in fair value of assets for which a fair value adjustment has been included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010 were $10,199 and $46,482 and $10,000 and $64,390, respectively.

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

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

CMBS:  CMBS securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in limited cases where such assessments are unavailable or, in the opinion of management deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the three months ended September 30, 2011. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of September 30, 2010.

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

10. Stockholders’ Equity

The Company’s authorized capital stock consists of 125.0 million shares, $0.001 par value, of which the Company has authorized the issuance of up to 100.0 million shares of common stock, $0.001 par value per share, and 25.0 million shares of preferred stock, par value $0.001 per share. As of September 30, 2011, 50,517,365 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Preferred Stock

Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of September 30, 2011 and December 31, 2010, the Company accrued Series A preferred stock dividends of $21,485 and $16,114, respectively. As a result, the Company has accrued dividends for over six quarters which pursuant to the terms of its charter, permits the Series A preferred stockholders to elect an additional director to the board of directors. The Company may, or upon a properly submitted request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock, or a 20% Preferred Stockholder, call a special meeting of the Company's preferred stockholders to elect such additional director in accordance with the provisions of the bylaws and other procedures established by the Company’s board of directors relating to election of directors.  In October 2011, the Company received a written communication from a 20% Preferred Stockholder requesting that the Company call a special meeting of the Company’s preferred stockholders to elect a new director.  The Company is working to convene such a meeting in January 2012.

Earnings per Share

Earnings per share for the three and nine months ended September 30, 2011 and 2010 are computed as follows:

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator – Income (loss):
Net income (loss) from continuing operations (1)	$1,722	$8,709	$22,220	$(17,903)
Net income (loss) from discontinued operations (1)	129,312	(1,559)	132,825	11,673
Net income (loss)	131,034	7,150	155,045	(6,230)
Accrued preferred stock dividends	(1,790)	(2,336)	(5,370)	(7,008)
Numerator for basic income per share – net income (loss) available to common stockholders:	129,244	4,814	149,675	(13,238)
Effect of dilutive securities	-	-	-	-
Diluted Earnings:
Net income (loss) available to common stockholders	$129,244	$4,814	$149,675	$(13,238)
Denominator – weighted average shares:
Denominator for basic income per share – weighted average shares	50,382,542	49,919,653	50,125,875	49,906,164
Effect of dilutive securities
Stock based compensation plans	92,199	132,073	102,576	-
Phantom stock units	480,035	370,943	480,035	-
Diluted shares	50,954,776	50,422,669	50,708,486	49,906,164

(1) Net income (loss) adjusted for non-controlling interests

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the nine months ended September 30, 2010, 209,818 share options and 370,943 phantom share units, respectively, were computed using the treasury share method, which due to the net loss were anti-dilutive.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of September 30, 2011 and 2010 are comprised of the following:

	As of September 30,
	2011	2010
Net realized and unrealized loss on held-to-maturity securities	$-	$(2,882)
Net realized and unrealized loss on interest rate swap and cap agreements accounted for as cash flow hedges	(182,588)	(203,286)
Net unrealized loss on available-for-sale securities	(234,838)	-
Total accumulated other comprehensive loss	$(417,426)	$(206,168)

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

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

As of September 30, 2011, the Company leased certain of its commercial properties from third parties with expiration dates extending to the year 2085 and has various ground leases with expiration dates extending through 2101. These lease obligations generally contain rent increases and renewal options.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2011 are as follows:

Operating Leases
2011 (October 1 - December 31)	$4,108
2012	16,188
2013	16,212
2014	16,242
2015	16,071
Thereafter	116,477
Total minimum lease payments	$185,298

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
September 30, 2011

12. Financial Instruments: Derivatives and Hedging

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

 The following table summarizes the notional and fair value of the Company’s derivative financial instruments at September 30, 2011. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Cap	3 month LIBOR	$38,500	6.00%	Jul-10	Jul-12	$-
Interest Rate Cap	1 month LIBOR	24,000	5.00%	Jul-11	Aug-14	8
		62,500				8

Assets of Consolidated VIEs:
Interest Rate Cap	3 month LIBOR	10,668	4.73%	Dec-10	Feb-15	11
Interest Rate Cap	3 month LIBOR	8,877	5.04%	Oct-10	Feb-16	26
Interest Rate Cap	3 month LIBOR	47,000	7.95%	Jun-11	Feb-17	132
Interest Rate Cap	3 month LIBOR	12,300	7.95%	Jul-11	Feb-17	35
Interest Rate Cap	3 month LIBOR	23,000	4.96%	Jun-10	Apr-17	92
Interest Rate Cap	3 month LIBOR	48,945	4.80%	Mar-10	Jul-17	338
Interest Rate Cap	3 month LIBOR	49,620	4.92%	Jun-11	Jul-17	293
		200,410				927
Liabilities of Consolidated VIEs:
Interest Rate Swap	3 month LIBOR	12,000	9.85%	Aug-06	Aug-11	-
Interest Rate Swap	3 month LIBOR	4,700	3.17%	Apr-08	Apr-12	(71)
Interest Rate Swap	3 month LIBOR	10,000	3.92%	Oct-08	Oct-13	(644)
Interest Rate Swap	3 month LIBOR	17,500	3.92%	Oct-08	Oct-13	(1,127)
Interest Rate Swap	1 month LIBOR	8,860	4.26%	Aug-08	Jan-15	(908)
Interest Rate Swap	3 month LIBOR	14,650	4.43%	Nov-07	Jul-15	(1,720)
Interest Rate Swap	3 month LIBOR	24,143	5.11%	Feb-08	Jan-17	(4,060)
Interest Rate Swap	3 month LIBOR	280,073	5.41%	Aug-07	May-17	(39,356)
Interest Rate Swap	3 month LIBOR	16,412	5.20%	Feb-08	May-17	(2,922)
Interest Rate Swap	3 month LIBOR	699,442	5.33%	Aug-07	Jan-18	(125,469)
		1,087,780				(176,277)
Total		$1,350,690				$(175,342)

The Company is hedging exposure to variability in future interest payments on its debt facilities. At September 30, 2011, derivative instruments were reported at their fair value as a net liability of $175,342. Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Loss of $19,821, which includes the amortization of gain or (loss) on terminated hedges of $101 for the three months ended September 30, 2011. The Company anticipates recognizing approximately $401 in amortization over the next 12 months.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

For the three and nine months ended September 30, 2011, the Company recognized a decrease to interest expense of $43 and $142 attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all but two of the derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

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

For the three and nine months ended September 30, 2011, the Company recorded $0 and $73 of income tax expense, respectively. For the three and nine months ended September 30, 2010, the Company recorded $19 and $123 of income tax expense, respectively. Tax expense for the nine months ended September 30, 2011 and 2010 is comprised entirely of state and local taxes.

14. Segment Reporting

The Company has determined that it has two reportable operating segments: Realty and Finance. The reportable segments were determined based on the management approach, which looks to the Company’s internal organizational structure. These two lines of business require different support infrastructures.

  The Company evaluates performance based on the following financial measures for each segment:

	Realty (1)	Finance	Corporate/ Other (2)	Total Company
Three months ended September 30, 2011
Total revenues(3)	$81,493	$53,601	$-	$135,094
Earnings (loss) from joint ventures	(442)	29	-	(413)
Total operating and interest expense (4)	(67,169)	(55,379)	(10,411)	(132,959)
Net income (loss) from continuing operations (5)	$13,882	$(1,749)	$(10,411)	$1,722

Three months ended September 30, 2010
Total revenues (3)	$84,271	$44,465	$-	$128,736
Earnings (loss) from joint ventures	(757)	58	-	(699)
Total operating and interest expense (4)	(81,858)	(30,639)	(6,770)	(119,267)
Net income (loss) from continuing operations (5)	$1,656	$13,884	$(6,770)	$8,770

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

	Realty (1)	Finance	Corporate/ Other (2)	Total Company
Nine months ended September 30, 2011
Total revenues(3)	$243,080	$159,328	$-	$402,408
Earnings (loss) from joint ventures	(1,896)	90	-	(1,806)
Total operating and interest expense(4)	(222,378)	(131,480)	(24,524)	(378,382)
Net income (loss) from continuing operations (5)	$18,806	$27,938	$(24,524)	$22,220

Nine months ended September 30, 2010
Total revenues(3)	$250,264	$134,910	$-	$385,174
Loss from joint ventures	(2,099)	(1,287)	-	(3,386)
Total operating and interest expense (4)	(242,113)	(133,308)	(24,086)	(399,507)
Net income (loss) from continuing operations (5)	$6,052	$315	$(24,086)	$(17,719)

Total Assets:
September 30, 2011	$2,223,085	$3,191,539	$(899,814)	$4,514,810
December 31, 2010	$2,834,035	$3,558,472	$(900,514)	$5,491,993

(1)
As a result of the Settlement Agreement that the Company entered into in September 2011 for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, the segment will significantly change in future periods. For more information about the Settlement Agreement, see Note 1.

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

(4)
Total operating and interest expense includes provision for loan losses for the Finance business and operating costs on commercial property assets for the Realty business, and interest expense and gain on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $14,411 and $43,168 and $20,168 and $60,810 for the three and nine months ended September 30, 2011 and 2010, respectively, is included in the amounts presented above.

(5)	Net income (loss) represents income before provision for taxes, minority interest and discontinued operations.

Gramercy Capital Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2011

15. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive loss for the nine months ended September 30, 2011 and 2010:

	2011	2010
Deferred losses and other non-cash activity related to derivatives	$(19,821)	$(112,417)

Deferred gains (loss) related to securities available-for-sale	$(236,820)	$2,287

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

During 2011, we remained focused on improving our Consolidated Balance Sheet by reducing leverage, generating liquidity from existing assets, actively managing portfolio credit, accretively re-investing repayments in loan and CMBS investments and renewing expiring leases. We also sought to extend or restructure Gramercy Realty’s $240.5 million mortgage loan with Goldman Sachs Mortgage Company, or GSMC, Citicorp North America, Inc., or Citicorp, and SL Green Realty Corp., or SL Green, or the Goldman Mortgage Loan, and Gramercy Realty’s $549.7 million senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSMC, Citicorp and SL Green, or the Goldman Mezzanine Loans. The Goldman Mortgage Loan was collateralized by approximately 195 properties held by Gramercy Realty and the Goldman Mezzanine Loans are collateralized by the equity interest in substantially all of the entities comprising our Gramercy Realty division, including its cash and cash equivalents totaling $36.8 million of our unrestricted cash as of September 30, 2011. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions fail. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into a collateral transfer and settlement agreement, or the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, Gramercy Realty’s senior mezzanine lender, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan, and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. Pursuant to the execution of the Settlement Agreement, the initial transfer of 317 Gramercy Realty properties occurred on September 1, 2011. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.  For further discussion of the impact of the Settlement Agreement, see Settlement and Extinguishment of Debt within Note 2 to the Condensed Consolidated Financial Statements.

Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third-party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred to KBS, our total assets and liabilities are expected to decline substantially. If the transfer of the remaining properties and other collateral had happened as of September 30, 2011, our assets would have declined from approximately $4.5 billion to approximately $2.3 billion and our liabilities would have declined from approximately $5.1 billion to approximately $2.8 billion. Our Condensed Consolidated Financial Statements would have reflected significant liquidity, including cash and cash equivalents of approximately $154.7 million and we would have no recourse debt obligations outstanding. We anticipate all transfers to be completed by December 31, 2011. After all transfers are complete, we expect to own a portfolio of commercial real estate with an aggregate book value of approximately $121.3 million, in addition to approximately $1.2 billion of loan investments, approximately $731.3 million of CMBS, and approximately $299.1 million in other assets, based on our Consolidated Balance Sheet as of September 30, 2011.

During 2010, we recorded impairment charges totaling $912.1 million in continuing operations to reduce the carrying value of 692 properties to estimated fair value. All of the impaired properties are part of the Gramercy Realty portfolio and serve as collateral for the Goldman Mezzanine Loans. Substantially all of the impaired properties will be transferred to KBS pursuant to the Settlement Agreement. As a result of recording these impairments, our total stockholders’ equity, or book equity, is negative $599.0 million and $493.9 million as of September 30, 2011 and December 31, 2010, respectively. The carrying value of liabilities associated with the impaired properties that have not been transferred pursuant to the Settlement Agreement, have not been adjusted and remained outstanding as of December 31, 2010. As of September 30, 2011, the liabilities of the impaired properties exceed the carrying value of the assets and accordingly, the subsequent transfer of assets and liabilities pursuant to the Settlement Agreement will generate gains as the carrying values of such liabilities are reduced to $0, which in turn will reduce our negative book equity balance. After all transfers under the Settlement Agreement are complete, which we anticipate will occur by December 31, 2011, we expect that stockholders’ equity will remain negative, however, such negative balance will be substantially lower than the negative $599.0 million balance presented on the September 30, 2011 balance sheet.

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

We rely on the credit and equity markets to finance and grow our business. Despite signs of improvement in 2011, market conditions remained difficult for us with limited, if any, availability of new debt or equity capital. Our stock price has remained low and we currently have limited, if any access to the public or private equity capital markets. In this environment, we have sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing our loan portfolio to encourage repayments, as well as reducing capital and overhead expenses and as a result, have engaged in limited new investment activity, other than reinvestment of available restricted cash within our CDOs.

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

In June 2011, our Board of Directors established a special committee to direct and oversee an exploration of the strategic alternatives available to our company subsequent to the execution of the Settlement Agreement for the Realty division’s assets.   The special committee will consider the feasibility of raising debt or equity capital and the possibility of a strategic combination of our company or our assets.   At the direction of the special committee, we have engaged Wells Fargo Securities, LLC to act as our financial advisor and assist in the process.

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

The aggregate carrying values, allocated by product type and weighted average coupons of Gramercy Finance’s loans, and other lending investments and CMBS investments as of September 30, 2011 and December 31, 2010, were as follows:

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR (2)
	2011	2010	2011	2010	2011	2010	2011	2010
Whole loans, floating rate	$711,207	$659,095	60.2%	58.7%	-	-	334 bps	330 bps
Whole loans, fixed rate	201,970	132,268	17.1%	11.8%	8.34%	7.16%	-	-
Subordinate interests in whole loans, floating rate	25,321	75,066	2.1%	6.7%	-	-	575 bps	297 bps
Subordinate interests in whole loans, fixed rate	128,370	46,468	10.8%	4.1%	8.93%	6.01%	-	-
Mezzanine loans, floating rate	50,843	152,349	4.3%	13.5%	-	-	817 bps	754 bps
Mezzanine loans, fixed rate	51,416	48,828	4.3%	4.3%	12.83%	12.69%	-	-
Preferred equity, floating rate	12,901	5,224	1.1%	0.5%	-	-	276 bps	350 bps
Preferred equity, fixed rate	1,295	4,230	0.1%	0.4%	7.00%	7.25%	-	-
Subtotal/ Weighted average	1,183,323	1,123,528	100.0%	100.0%	9.14%	8.09%	371 bps	400 bps
CMBS, floating rate	47,905	50,798	6.6%	5.1%	-	-	395 bps	394 bps
CMBS, fixed rate	683,400	954,369	93.4%	94.9%	8.47%	8.37%	-	-
Subtotal/ Weighted average	731,305	1,005,167	100.0%	100.0%	8.47%	8.37%	395 bps	394 bps
Total	$1,914,628	$2,128,695	100.0%	100.0%	8.71%	8.32%	372 bps	400 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

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

As of September 30, 2011, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, and seven interests in real estate acquired through foreclosures.

Pursuant to the execution of the Settlement Agreement, the initial transfer of 317 Gramercy Realty properties, with an aggregate carrying value of approximately $414.4 million, associated mortgage and other liabilities of approximately $378.3 million, and associated mezzanine debt of approximately $90.8 million occurred on September 1, 2011 and we recognized a gain on settlement of debt of approximately $54.7 million as part of discontinued operations on the Condensed Consolidated Statement of Operations.  The gain on settlement of debt includes approximately $24.1 million of gain on disposal of assets.  As of September 30, 2011, Gramercy Realty owned a portfolio comprised of 382 bank branches and 226 office buildings of which 52 bank branches were owned through an unconsolidated joint venture. Gramercy Realty’s consolidated properties aggregated approximately 16.8 million rentable square feet and its unconsolidated properties aggregated approximately 237 thousand rentable square feet. As of September 30, 2011, the occupancy of Gramercy Realty’s consolidated properties was 86.2% and the occupancy for its unconsolidated properties was 100%. Gramercy Realty’s two largest tenants are Bank of America and Wells Fargo Bank and as of September 30, 2011, they represented approximately 41.9% and 15.8%, respectively, of the rental income of Gramercy Realty’s portfolio and occupied approximately 48.5% and 20.5%, respectively, of its total rentable square feet.

 Summarized in the table below are our key property portfolio statistics as of September 30, 2011 and December 31, 2010:

	Number of Properties			Rentable Square feet		Occupancy
Properties (1)	September 30, 2011		December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Branches	330		571	2,356,225	3,689,190	82.8%	84.4%
Office Buildings	226		321	14,449,511	21,613,441	86.8%	82.3%
Land	0		2	-	-	-	-
Total	556	(2)	894	16,805,736	25,302,631	86.2%	82.6%

(1)
Excludes investments in unconsolidated joint ventures.  As of September 30, 2011, approximately 550 properties, of which 52 properties are held by an unconsolidated joint venture, comprising of approximately 16.3 million rentable square feet of which approximately 237 thousand rentable square feet are held owned through an unconsolidated joint venture have not yet been transferred to KBS. In addition, our Dana portfolio, which consists of 15 properties comprising of approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure in July 2011. We will continue to manage the Lender Portfolio.

(2)	As of September 30, 2011, includes the sale of six properties.

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

Substantially all of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of the CDOs, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of October 2011, the most recent distribution date, our 2005  CDO failed its overcollateralization test and our 2006 CDO was in compliance with its interest coverage and asset overcollateralization covenants, however the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO to fall out of compliance. Our 2005 CDO also failed its overcollateralization test at the April 2011 and January 2011 distribution dates and our 2007 CDO failed its overcollateralization test at the August 2011, May 2011 and February 2011 distribution dates. The chart below is a summary of our CDO compliance tests as of the most recent distribution date (October 25, 2011 for our 2005 and 2006 CDOs and August 15, 2011 for our 2007 CDO):

Cash Flow Triggers	CDO 2005-1	CDO 2006-1	CDO 2007-1
Overcollateralization (1)
Current	115.53%	106.60%	87.37%
Limit	117.85%	105.15%	102.05%
Compliance margin	-2.32%	1.45%	-14.68%
Pass/Fail	Fail	Pass	Fail
Interest Coverage (2)
Current	499.51%	695.86%	N/A
Limit	132.85%	105.15%	N/A
Compliance margin	366.66%	590.71%	N/A
Pass/Fail	Pass	Pass	N/A

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

Variable Interest Entities

Consolidated VIEs

As of September 30, 2011, the Condensed Consolidated Balance Sheet includes $2,072,899 of assets and $2,722,600 of liabilities related to three consolidated VIEs. Due to the non-recourse nature of these VIEs and other factors discussed below, our net exposure to loss from investments in these entities is limited to its beneficial interests in these VIEs.

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

We are not obligated to provide any financial support to these CDOs. As of September 30, 2011, we have no exposure to loss as a result of the investment in these CDOs. Since we are the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, we have concluded that we are the primary beneficiary of the CDOs.

Unconsolidated VIEs

Investment in Commercial Mortgage-Backed Securities

We have investments in certain CMBS which are considered to be VIEs. These securities were acquired through investment, and are comprised primarily of securities that were originally investment grade securities, and do not represent a securitization or other transfer of our assets. We are not named as the special servicer or collateral manager of these investments, except as discussed further below.

We are not obligated to provide, nor have we provided, any financial support to these entities. The majority of our securities portfolio, with an aggregate face amount of $1,181,066, is financed by our CDOs, and our exposure to loss is therefore limited to our interests in these consolidated entities described above. We have not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, we do not directly control the activities that most significantly impact the VIEs’ economic performance.

We further analyzed our investment in controlling class CMBS to determine if we are the primary beneficiary. At September 30, 2011, we owned securities of a controlling non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, with a carrying value of $0. The total par amount of CMBS issued by the Trust was $629,801.

  The Trust is a resecuritization of $629,801 of CMBS originally rated AA through BB. We purchased a portion of the below investment-grade securities, originally totaling approximately $27,300. We are the collateral administrator on the transaction and receive a total fee of 5.5 basis points on the par value of the underlying collateral. We have determined that we are the non-transferor sponsor of the Trust. As collateral administrator, we have the right to purchase defaulted securities from the Trust at fair value if very specific triggers have been reached. We have no other rights or obligations that could impact the economics of the Trust and therefore have concluded that we are not the primary beneficiary. We can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. We have no on-going financial obligations, including advancing, funding or purchasing collateral in the Trust.

At September 30, 2011, our maximum exposure to loss as a result of its investment in the Trust totaled $0 which equals the book value of this investment as of September 30, 2011.

Stock-Based Compensation Plans

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2011 and 2010:

	2011	2010
Dividend yield	5.9%	5.7%
Expected life of option	5.0 years	5.0 years
Risk free interest rate	2.02%	2.65%
Expected stock price volatility	105.0%	75.0%

Results of Operations

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010

Revenues

	2011	2010	Change
Rental revenue	$56,120	$56,644	$(524)
Investment income	39,185	40,773	(1,588)
Operating expense reimbursement	25,336	27,231	(1,895)
Other income	14,453	4,088	10,365
Total revenues	$135,094	$128,736	$6,358
Equity in net loss of joint ventures	$(413)	$(699)	$286
Gain on extinguishment of debt	$-	$11,703	$(11,703)

Rental revenue for the three months ended September 30, 2011 is primarily comprised of revenue earned on properties within our Gramercy Realty division. The decrease in rental revenue of $524 is primarily due to due to the non-renewal of two leases and renewal of one lease at lower annual rents within our Wells Fargo portfolio resulting a decrease of $273, the lease terminations and expirations within our Bank of America portfolio by third party tenants totaling $480, and lower amortization of market lease intangibles of $1,578.  These reductions are partially offset by an increase of $1,211 from properties on which we foreclosed or in which we acquired a controlling interest, and new leasing of $456.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended September 30, 2011 and 2010, $27,855 and $25,573, respectively, were earned on fixed rate investments while the remaining $11,330 and $15,200, respectively, were earned on floating rate investments. The decrease of $1,588 over the prior period is primarily due to the payoff or sale of nine loans accounting for a $5,664 decrease in investment income, a $1,785 decrease due to the suspensions and reversals of interest income accruals, and a $1,321 increase due to the payoff or sale of nine CMBS investments. These decreases were partially offset by a $7,617 increase in investment income on new loan and lending investments since March 2010.

Operating expense reimbursement was $25,336 for the three months ended September 30, 2011 and $27,231 for the three months ended September 30, 2010, a decrease of $1,895. The decrease is due to lower operating expenses within our Bank of America portfolio and Charlotte Office Building resulting in lower reimbursement income of $1,975. These reductions are offset by increased operating expenses on other portfolios resulting in increased reimbursement of $98.

Other income of $14,453 for the three months ended September 30, 2011 is primarily composed of $4,850 from legal settlements received from former borrowers in connection with recourse guarantees, $4,515 of a profit participation related to the repayment of a loan investment, revenues from properties on which we foreclosed or in which we acquired a controlling interest in of $2,842, property management fees and servicing fees of $1,327 and interest on restricted cash balances and other cash balances held by us. Other income of $4,088 for the three months ended September 30, 2010 was primarily composed of revenues from our foreclosed properties of $2,633, and interest on restricted cash balances and other cash balances held by us.

The net loss on investments in joint ventures of $413 for the three months ended  September 30, 2011 represents our proportionate share of the loss generated by our joint venture interests including $737 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $324. The net loss on investments in joint ventures of $699 for the three months ended September 30, 2010 represents our proportionate share of income generated by our joint venture interests including $1,091 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $392. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

During the three months ended September 30, 2011, we did not repurchase any notes previously issued by our three CDOs. During the three months ended September 30, 2010, we repurchased, at a discount, approximately $20,000 of notes previously issued by two of our three CDOs, generating a net gain on early extinguishment of debt of $11,703.

Expenses

	2011	2010	Change
Property operating expenses	$33,439	$38,725	$(5,286)
Interest expense	43,798	45,836	(2,038)
Depreciation and amortization	14,411	20,168	(5,757)
Management, general and administrative	10,411	6,770	3,641
Net impairment recognized in earnings	20,701	6,730	13,971
Impairment on business combinations	-	2,722	(2,722)
Provision for loan loss	10,199	10,000	199
Provision for taxes	-	19	(19)
Total expenses	$132,959	$130,970	$1,989

Property operating expenses for the three months ended September 30, 2011 is primarily comprised of expenses incurred on our portfolio of properties owned by our Gramercy Realty division. These expenses decreased $5,286 from the $38,725 recorded in the three months ended September 30, 2010 to $33,439 recorded in the three months ended September 30, 2011. The decrease is primarily attributable to the reversal of a $5,392 accrual related to pending litigation which was settled in our favor, by reduced utility costs within our Bank of America portfolio totaling $562 and $507 reduction in allowance for bad debts.  These decreases are offset by property operating expenses on properties on which we foreclosed or in which we acquired a controlling interest totaling $1,120.

Interest expense was $43,798 for the three months ended September 30, 2011 compared to $45,836 for the three months ended September 30, 2010. The decrease of $2,038 is primarily attributed to lower interest costs within our CDOs of $1,148 as a result of lower rates and our derivatives, $1,436 lower amortization of financing costs, primarily related to our Goldman Mezzanine Loans and reduced interest of $574 in our Gramercy Realty portfolio due to the amortization of the outstanding principal balances. These decreases were partially offset by increased interest on our Goldman Mezzanine Loans of $1,058 due to increased interest rates after the loans’ extended maturity date.

We recorded depreciation and amortization expenses of $14,411 for the three months ended September 30, 2011, compared to $20,168 for the three months ended September 30, 2010. The decrease of $5,757 is primarily due to reduced depreciation and amortization of $6,101 on our Realty assets resulting from the recording an impairment on our Gramercy Realty portfolio in December 2010. These reductions are offset by additional depreciation and amortization of $359 on property on which we foreclosed or in which we acquired a controlling interest.

Management, general and administrative expenses were $10,411 for the three months ended September 30, 2011, compared to $6,770 for the same period in 2010. The increase of $3,641 includes $1,918 of higher legal and professional fees related to loan enforcement costs primarily related to three loan defaults within our 2005 CDO, $471 of costs related to mortgage obligations subject to the Settlement Agreement that have not yet been transferred, $431 of higher loan servicing fees, and $651 of higher stock compensation costs relating to the vesting of LTIP units which occurred upon the execution of the Settlement Agreement.

 During the three months ended September 30, 2011 and September 30, 2010, we recorded impairment charges of $20,701 and $6,730, respectively.  During the three months ended September 30, 2011 and 2010, we recorded impairment charges of $20,701 and $6,730, respectively, relating to other-than-temporary impairment on one and three CMBS investments, respectively.

During the three months ended September 30, 2010, we recorded a net impairment charge of $2,722 upon the acquisition of the remaining 60% equity interest of the Whiteface Lodge.

 Provision for loan loss was $10,199 for the three months ended September 30, 2011, compared to $10,000 for the three months ended September 30, 2010. The provision was based upon periodic credit reviews of our loan portfolio.

Provision for taxes was $0 for the three months ended September 30, 2011, compared to $19 for the three months ended September 30, 2010.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

Revenues

	2011	2010	Change
Rental revenue	$168,861	$171,026	$(2,165)
Investment income	119,444	128,831	(9,387)
Operating expense reimbursement	75,810	77,381	(1,571)
Other income	38,293	7,936	30,357
Total revenues	$402,408	$385,174	$17,234
Equity in net income of joint ventures	$(1,806)	$(3,386)	$1,580
Gain on extinguishment of debt	$14,526	$19,443	$(4,917)

Rental revenue for the nine months ended September 30, 2011 and 2010 were $168,861 and $171,026, respectively. The decrease of $2,165 is related to the non-renewal of two leases and renewal of one lease at lower annual rents within our Wells Fargo portfolio resulting in a decrease of $112, decreased amortization of market lease intangibles of $3,886, and lease terminations reducing rental income by $2,504 within our Bank of America portfolio. These are offset by $1,232 of additional rental income in our Jersey City Office Building, Bank of America portfolio and Wells Fargo bank branch portfolios, and $3,341 from properties on which we foreclosed or in which we acquired a controlling interest.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the nine months ended September 30, 2011 and 2010, $79,397 and $74,906, respectively, were earned on fixed rate investments while the remaining $40,047 and $53,924, respectively, were earned on floating rate investments. The decrease of $9,387 over the prior period is primarily due to the payoff or sale of nine loans accounting for a $14,486 decrease in investment income, $6,824 decrease due to the suspensions and reversals of interest income accruals, and a $2,647 decrease due to the payoff or sale of ten CMBS investments. These decreases were partially offset by a $16,448 increase in investment income on new loan and lending investments since March 2010.

Operating expense reimbursement was $75,810 for the nine months ended September 30, 2011 and $77,381 for the nine months ended September 30, 2010, a decrease of $1,571. The decrease is related to a decrease in direct billable reimbursement income of $1,545 related to our Charlotte Office building, additionally, within our Bank of America portfolios, there was a $493 reduction of reimbursement income due to reduced reimbursable operating expenses and decreases of reimbursement income and expenses across the remaining portfolio.  These reductions are partially offset by an increased reimbursement rate in the Charlotte Office Building of $723.

Other income of $38,293 for the nine months ended September 30, 2011 is primarily composed of gains on the sale of loan and CDO investments totaling $18,637, $4,850 from legal settlements received from former borrowers in connection with recourse guarantees, $4,515 of a profit participation related to the repayment of a loan investment, revenues from properties on which we foreclosed or in which we acquired a controlling interest in of $5,698, property management and loan servicing fees of $1,555, and $2,059 of interest on restricted cash balances and other cash balances held by us. For the nine months ended September 30, 2010, other income was $7,936 and is primarily composed of revenues from properties on which foreclosed since June 2009 of $3,373, lease termination fees of $783, loan servicing fees of $1,091 and $2,433 of interest on restricted cash balances and other cash balances held by us.

The loss on investments in joint ventures of $1,806 for the nine months ended September 30, 2011 represents our proportionate share of the loss generated by our joint venture interests including $2,929 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $1,123. The loss on investments in joint ventures of $3,386 for the nine months ended September 30, 2010 represents our proportionate share of the income generated by our joint venture interests including $3,251 of real estate-related depreciation and amortization, which when added back, results in a deduction to FFO of $135. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

  During the nine months ended September 30, 2011 and 2010, we repurchased at a discount, $48,259 and $39,000, respectively, of notes previously issued by our three CDOs, generating net gains on early extinguishment of debt of $14,526 and $19,443, respectively.

Expenses

	2011	2010	Change
Property operating expenses	$111,885	$109,740	$2,145
Interest expense	140,038	135,746	4,292
Depreciation and amortization	43,168	60,810	(17,642)
Management, general and administrative	24,524	24,086	438
Net impairment recognized in earnings	26,738	21,333	5,405
Impairment on business combination, net	-	2,722	(2,722)
Provision for loan loss	46,482	64,390	(17,908)
Provision for taxes	73	123	(50)
Total expenses	$392,908	$418,950	$(26,042)

Property operating expenses were $111,885 and $109,740 for the nine months ended September 30, 2011 and 2010, respectively, and increased $2,145. The increase is primarily attributable to expenses totaling $6,101 from properties we foreclosed on or acquired a  controlling interest, $1,622 in professional fees related to negotiating with mezzanine lenders, an increase in non-cash impairment charges related to sub-leased properties of $396, increased costs related to settlement of the Goldman Mortgage Loan and Goldman Mezzanine Loans of $1,613, $1,015 of additional salaries and benefit costs due to reassigned staff and slightly higher operating costs across the remaining portfolio.  These increases are offset by $708 reduction in allowance for bad debts, $1,262 reduction in property management costs and the reversal of a $5,392 accrual related to pending litigation which was settled in our favor.

Interest expense was $140,038 for the nine months ended September 30, 2011 compared to $135,746 for the nine months ended September 30, 2010. The increase of $4,292 is primarily attributed to increased interest rates on our Goldman Mezzanine Loans totaling $8,575.  These increases were partially offset by $1,705 reduction of interest expense due the redemption of the $52,500 Junior Subordinated Notes, reduced interest of $1,381 in our Realty portfolio due to the amortization of the outstanding principal balances, and lower interest within our CDOs of $881 as a result of our derivatives.

We recorded depreciation and amortization expenses of $43,168 for the nine months ended September 30, 2011 and $60,810 for the nine months ended September 30, 2010. The decrease of $17,642 compared to the comparable period in the prior year is primarily attributable to due reduced depreciation and amortization of $18,482 on our Realty assets resulting from the recording an impairment on our Realty portfolio in December 2010. These reductions are offset by additional depreciation and amortization of $1,086 on property on which we foreclosed or in which we acquired a controlling interest.

Management, general and administrative expenses were $24,524 for the nine months ended September 30, 2011, compared to $24,086 for the same period in 2010. The increase of $438 includes increased audit and tax fees of $575, insurance expense of $249, and professional fees $1,368.  These increases were offset by $1,892 of lower salaries and benefits due to reduced and reassigned staff.

During the nine months ended September 30, 2011 and 2010, we recorded impairment charges totaling $26,738 and $21,333, respectively. During the nine months ended September 30, 2011, we recorded impairment charges of $26,738 other-than-temporary impairment on two CMBS investments. During the nine months ended September 30, 2010, we recorded impairment charges totaling $21,333 consisting of $19,333 of other-than-temporary impairments due to adverse change in expected cash flows related to credit losses for ten CMBS investments, a $2,000 impairment on one loan classified as held-for-sale as of September 30, 2010, and an impairment of $277 on the disposition of two CMBS investments. During the nine months ended September 30, 2009, we recorded impairment charges totaling $139,930 on ten loans classified as held-for-sale.

During the nine months ended September 30, 2010, we recorded a net impairment charge of $2,722 upon the acquisition of the remaining 60% equity interest of the Whiteface Lodge.

Provision for loan loss was $46,482 for the nine months ended September 30, 2011, compared to $64,390 for the nine months ended September 30, 2010, a decrease of $17,908. The provision was based upon periodic credit reviews of our loan portfolio.

Provision for taxes was $73 for the nine months ended September 30, 2011, compared to $123 for the nine months ended September 30, 2010.

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

Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of September 30, 2011 and December 31, 2010, we accrued $21,485 and $16,114, respectively, for the Series A preferred stock dividends. As a result, we have accrued dividends for over six quarters which pursuant to the terms of our charter permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon a properly submitted request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall, call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full. We do not know when or if we will pay future dividends, including accumulated and unpaid dividends on the Series A preferred stock.

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

Our current and future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain portion of our assets free from liens and to secure such borrowings with assets. These conditions could limit our ability to do further borrowings. We were in compliance with all such covenants as of as of September 30, 2011, except we were not in compliance with the tangible net worth covenant under our loan agreement with PB Capital Corporation, or the PB Loan Agreement, and such non-compliance may permit the lender to exercise remedies against the mortgage collateral on a non-recourse basis. In September 2011, pursuant to the Settlement Agreement, the PB Loan Agreement and the related collateral will be transitioned as part of the collateral transferred to KBS. Accordingly, as a result of the execution of the Settlement Agreement, any acceleration of the PB Loan Agreement loan is not expected to have an adverse effect on us. If we are unable to make required payments under such borrowings, breach any representation or warranty in the loan documents or violate any covenant contained in a loan document, lenders may accelerate the maturity of our debt. If we are unable to retire our borrowings in such a situation, (i) we may need to prematurely sell the assets securing such debt, (ii) the lenders could accelerate the debt and foreclose on our assets pledged as collateral to such lenders, (iii) such lenders could force us into bankruptcy, (iv) such lenders could force us to take other actions to protect the value of their collateral and/or (v) our other debt financings could become immediately due and payable. Any such event would have a material adverse effect on our liquidity, the value of our common stock, and our ability to make distributions to our stockholders.

The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail to comply with the covenants all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of October 2011, the most recent distribution date, our 2005  CDO failed its overcollateralization test and our 2006 CDO was in compliance with its interest coverage and asset overcollateralization covenants, however the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO to fall out of compliance. Our 2005 CDO also failed its overcollateralization test at the April 2011 and January 2011 distribution dates and our 2007 CDO failed its overcollateralization test at the August 2011, May 2011 and February 2011 distribution dates.

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

Cash Flows

Net cash provided by operating activities decreased $4,375 to $70,997 for the nine months ended September 30, 2011 compared to cash provided by operating activities of $75,372 for same period in 2010. Operating cash flow was generated primarily by net interest income from our commercial real estate finance segment and net rental income from our property investment segment. The decrease in operating cash flow for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to a decrease in operating assets and liabilities of $50,200. The increase in net income of $161,191 is primarily attributable to the gain on settlement of debt of $124,034, including in connection with the execution of the Settlement Agreement and the initial transfer of 317 Gramercy Realty properties that occurred on September 1, 2011.  In July 2011, the Dana portfolio, which consists of 15 properties was transferred to its mortgage lender through a deed in lieu of foreclosure.

Net cash provided by investing activities for the nine months ended September 30, 2011 was $12,771 compared to net cash used in investing activities of $42,223 during the same period in 2010. The increase in cash flow from investing activities is primarily attributable to proceeds from the sale of held-for-sale securities in the current period, increase in principal collections on investments, decrease in investment in CMBS, and an increase in new investment originations and funded commitments.

Net cash used in financing activities for the nine months ended September 30, 2011 was $113,317 as compared to net cash used in financing activities of $114,315 during the same period in 2010. The change is primarily attributable to the increase in repayments of collateralized debt obligations and repurchase of liabilities issued by our CDOs, offset by a reduction in restricted cash attributable to financing activities.

Capitalization

Our authorized capital stock consists of 125.0 million shares, $0.001 par value, of which we have authorized the issuance of up to 100.0 million shares of common stock, $0.001 par value per share, and 25.0 million shares of preferred stock, par value $0.001 per share. As of September 30, 2011, 50,517,365 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Preferred Stock

Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of September 30, 2011 and December 31, 2010, we have accrued Series A preferred stock dividends of $21,485 and $16,114, respectively. As a result, we have accrued dividends for over six quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon a properly submitted request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock, or a 20% Preferred Stockholder, shall call a special meeting of our preferred stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors relating to election of directors.  In October 2011, we received a written communication from a 20% Preferred Stockholder requesting that we call a special meeting of our preferred stockholders to elect a new director.  We are working to convene such a meeting in January 2012.

Market Capitalization

At September 30, 2011, our CDOs and mortgage loans (including the Goldman Mezzanine Loans) represented 94.5% of our consolidated market capitalization of $4,448,202 (based on a common stock price of $3.14 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2011). Market capitalization includes our consolidated debt and common and preferred stock.

 Indebtedness

The table below summarizes secured and other debt at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Mortgage notes payable	$1,201,478	$1,640,671
Mezzanine notes payable	462,464	549,713
CDOs	2,537,489	2,682,321

Total	$4,201,431	$4,872,705

Cost of debt	LIBOR+2.80%	LIBOR+2.47%

(1)
Pursuant to the  Settlement Agreement, the mortgage notes payable and the related collateral will be transitioned as part of the collateral transferred to KBS in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the Lender Portfolio on behalf of KBS for a fixed fee plus incentive fees.

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. As of September 30, 2011, 550 (including 52 properties held by an unconsolidated joint venture) of our real estate assets were encumbered with mortgages and mezzanine debt with a cumulative outstanding balance of $1,663,942. In September 2011, pursuant to the Settlement Agreement with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the mortgage notes payable and the related collateral will be transitioned to KBS in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the Lender Portfolio on behalf of KBS for a fixed fee plus incentive fees.

Our mortgage notes payable typically require that specified loan-to-value and debt service coverage ratios be maintained with respect to the financed properties before we can exercise certain rights under the loan agreements relating to such properties. If the specified criteria are not satisfied, in addition to other conditions that we may have to observe, our ability to release properties from the financing may be restricted and the lender may be able to “trap” portfolio cash flow until the required ratios are met on an ongoing basis. As of September 30, 2011 and December 31, 2010, we were in covenant compliance on all of our mortgage and mezzanine loans, except that, as of September 30, 2011 and December 31, 2010, we were out of debt service coverage compliance under two of our mortgage note financings. Such non-compliance does not constitute an event of default under the applicable loan agreements. Under one of the loans, the lender has the ability to restrict distributions which are limited to budgeted property operating expenses; under the other loan, the lender has the right to replace the management of the property. As of the last reporting date, June 30, 2011, we also were not in compliance with the tangible net worth covenant under our PB Loan Agreement, and such non-compliance may permit the lender to exercise remedies against the mortgage collateral on a non-recourse basis. Pursuant to the Settlement Agreement, the PB Loan Agreement and the related collateral will be transitioned as part of the collateral transferred to KBS. Accordingly, as a result of the execution of the Settlement Agreement, any acceleration of the PB Loan Agreement loan is not expected to have an adverse effect on us.

Goldman Mortgage Loan

On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers, entered into the Goldman Mortgage Loan with GSMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loans (discussed below) shall also be made on such date. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine Loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. Pursuant to the Settlement Agreement, the Goldman Mortgage Loan and related collateral was transferred to the mezzanine lenders on September 1, 2011. We have accrued interest of $256 and borrowings of $240,523 as of December 31, 2010.

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

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty assets to KBS in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the Lender Portfolio on behalf of KBS for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to our mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will substantially decline as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, its total assets and liabilities are expected to decline substantially. The transition of Gramercy Realty’s business and the effects of these changes on our Consolidated Financial Statements are expected to be completed by December 31, 2011.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which is secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allows for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan shall also be made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan is cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor. In August 2008, the Goldman Mezzanine Loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders and the Senior Mezzanine Loan was assigned to KBS. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bears interest at 6.00% over LIBOR and the Senior Mezzanine Loan bears interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bears interest at 1.99% over LIBOR. The weighted average of these interest rate spreads is equal to the combined weighted average of the interest rates spreads on the initial loans. The Goldman Mezzanine Loans encumber all properties held by Gramercy Realty. We have accrued interest of $20,736 and $1,454 and borrowings of $462,464 and $549,713 as of September 30, 2011 and December 31, 2010, respectively.

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

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty assets to KBS, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the Lender Portfolio on behalf of KBS for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty will change from being primarily an owner of commercial properties to being primarily a third party manager of commercial properties. The scale of Gramercy Realty’s revenues will decline substantially as a substantial portion of net revenues from property operations will be replaced with fee revenues of a substantially smaller scale. Additionally, as assets are transferred, our total assets and liabilities are expected to decline substantially. The transition of Gramercy Realty’s business and the effects of these changes on our Condensed Consolidated Financial Statements are expected to be complete by December 31, 2011.

Collateralized Debt Obligations

Our loans and other investments serve as collateral for our CDO securities, and the income generated from these investments is used to fund interest obligations of our CDO securities and the remaining income, if any, is retained by us. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for us to receive cash flow on the interests retained by us in our CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and we may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of the October 2011 distribution date, our 2005 CDO failed its overcollateralization test and our 2006 CDO was in compliance with its interest coverage and asset overcollateralization covenants, however the compliance margin was narrow and relatively small declines in collateral performance and credit metrics could cause the CDO to fall out of compliance. Our 2005 CDO also failed its overcollateralization test at the April 2011 and January 2011 distribution dates and our 2007 CDO failed its overcollateralization test at the August 2011, May 2011 and February 2010 distribution dates.

During the nine months ended September 30, 2011 and 2010, we repurchased, at a discount, $48,259 and $39,000, respectively, of notes previously issued by one of our three CDOs. We recorded a net gain on the early extinguishment of debt of $14,526 and $19,443, for the nine months ended September 30, 2011 and 2010, respectively.

Contractual Obligations

Combined aggregate principal maturities of our CDOs, mortgage loans (including the Goldman Mezzanine Loans), unfunded loan commitments and operating leases as of September 30, 2011 are as follows:

	CDOs	Mortgage and Mezzanine Loans (1)	Interest Payments	Unfunded Loan Commitments(2)	Operating Leases	Total
2011 (October 1 - December 31)	$-	$470,241	$36,954	$-	$4,108	$511,303
2012	-	80,656	138,845	-	16,188	235,689
2013	-	602,816	129,767	-	16,212	748,795
2014	-	12,782	105,175	-	16,242	134,199
2015	-	47,540	99,708	-	16,071	163,319
Thereafter	2,537,489	437,335	198,670	-	116,477	3,289,971
Above / Below Market Interest	-	12,572	-	-	-	12,572
Total	$2,537,489	$1,663,942	$709,119	$-	$185,298	$5,095,848

(1)
Certain of our real estate assets are subject to mortgage liens. As of September 30, 2011, 496 real estate assets were encumbered with 21 mortgages with a cumulative outstanding balance of approximately $1,188,906. As of September 30, 2011, the mortgages’ balance ranged in amount from approximately $386 to $328,568 and had maturity dates ranging from approximately three months to 19 years. As of September 30, 2011, 20 of the loans had fixed interest rates ranging 5.06% to 10.29% and one variable rate loan had an interest rate of 1.84%. Pursuant to the Settlement Agreement, the mortgage notes payable and the related collateral will be transitioned as part of the collateral transferred to KBS in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the Lender Portfolio on behalf of KBS for a fixed fee plus incentive fees. In July 2011, our Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

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

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, if any, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock as permitted under U.S. federal income tax laws governing REIT distribution requirements. Beginning with the third quarter of 2008, our board of directors elected not to pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends have been accrued for twelve quarters as of September 30, 2011. As a result, we have accrued dividends for over six quarters which pursuant to the terms of our charter, permits the Series A preferred stockholders to elect an additional director to our board of directors. We may, or upon a properly submitted request of the holders of the Series A preferred stock representing 20% or more of the liquidation value of the Series A preferred stock shall call a special meeting of our stockholders to elect such additional director in accordance with the provisions of our bylaws and other procedures established by our board of directors relating to election of directors.

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

Related Party Transactions

An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors. For the three and nine months ended September 30, 2011, we incurred expense of $41 and $124, respectively, pursuant to the special servicing arrangement. For the three and nine months ended September 30, 2010, we incurred expense of $159 and $307, respectively, pursuant to the special servicing arrangement.

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three and nine months ended September 30, 2011, we paid $76 and $230 under this lease, respectively. For the three and nine months ended September 30, 2010, we paid $77 and $228 under this lease, respectively.

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

 In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which was situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property was subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest was owned by a wholly-owned subsidiary of SL Green. The TIC interests were pari passu. We sold our 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $38,911, resulting in a loss of $15,407. We recorded our pro rata share of net income of $1,481 and $4,505 for the three and nine months ended September 30, 2010, respectively.

In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, we, along with SL Green, sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter, we participated 50% of our interest in the loan back to SL Green. As of September 30, 2011 and December 31, 2010, the loan has a book value of $0. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of September 30, 2011 and December 31, 2010, the loan has a book value of $0. We held a contingent interest in the property which was sold to SL Green in December 2010 for $2,016.

In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, we subsequently purchased an affiliate of SL Green’s full participation in the senior mezzanine loan at a discount. As of September 30, 2011 and December 31, 2010, the original loan has a book value of $5,224 and $5,224, and the subsequently purchased loan has a book value of $6,975 and $13,586, respectively.

In August 2008, we closed on the purchase from an SL Green affiliate a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bore interest at a fixed rate of 6.50%. In December 2010, we purchased at a discount, the remaining 50% interest in the loan from an SL Green affiliate for $9,420. As of September 30, 2011 and December 31, 2010 the loan has a book value of $19,465 and $19,367, respectively.

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

FFO for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) available to common stockholders	$129,244	$4,814	$149,675	$(13,238)
Add:
Depreciation and amortization	18,274	28,254	58,862	86,047
FFO adjustments for joint ventures	737	1,091	2,929	3,251
Less:
Non real estate depreciation and amortization	(1,807)	(1,918)	(5,437)	(6,039)
Gain on sale of real estate	(163)	(11,692)	(2,537)	(13,083)
Funds from operations	$146,285	$20,549	$203,492	$56,938

Funds from operations per share - basic	$2.90	$0.41	$4.06	$1.14

Funds from operations per share - diluted	$2.87	$0.41	$4.01	$1.14

Cautionary Note Regarding Forward-Looking Information

       This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as "may," "will," "should," "expect," "believe," "anticipate," "estimate," "intend," "plan," "project," "continue," or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•
our strategic direction following the completion of the transition of all or substantially all of the collateral for the Goldman Mortgage Loan and the Goldman Mezzanine Loans pursuant to the Settlement Agreement;

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

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$(2,908)
+200 bps	$(5,176)
+300 bps	$(7,090)

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

10.1
Amendment, dated as of July 28, 2011, by and among Gramercy Capital Corp., GKK Capital LP and Roger M. Cozzi (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on August 3, 2011).

10.2
Amendment to LTIP Unit Award Agreement, dated as of July 28, 2011, by and among Gramercy Capital Corp., GKK Capital LP and Roger M. Cozzi (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on August 3, 2011).

10.3
Amendment, dated as of July 28, 2011, by and among Gramercy Capital Corp., GKK Capital LP and Timothy J. O'Connor (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K which was filed with the Commission on August 3, 2011).

10.4
Amendment to LTIP Unit Award Agreement, dated as of July 28, 2011, by and among Gramercy Capital Corp., GKK Capital LP and Timothy J. O'Connor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K which was filed with the Commission on August 3, 2011).

10.5
Collateral Transfer and Settlement Agreement, dated as of September 1, 2011, by and among GKK Stars Acquisition LLC, KBS Acquisition Sub, LLC, KBS Debt Holdings Mezz Holder, LLC, KBS GKK Participation Holdings I, LLC, KBS GKK Participation Holdings II, LLC and KBS Acquisition Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on September 8, 2011).

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

GRAMERCY CAPITAL CORP.

Dated: November 9, 2011	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)