Form 10-K
period 2011-12-31
GRAMERCY CAPITAL CORP
filed 2012-03-15
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of March 15, 2012, there were 51,355,921 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant (44,650,419 shares) at June 30, 2011, was $135,290,770. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange, which was $3.03 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders expected to be filed within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRAMERCY CAPITAL CORP.
FORM 10-K

10-K PART AND ITEM NO.

i

Part I

ITEM 1. BUSINESS

General

Gramercy Capital Corp. is a self-managed, integrated commercial real estate finance and property management and investment company. Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Our property management and investment business, which operates under the name Gramercy Realty, focuses on third party property management of, and to a lesser extent, ownership and management of, commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity, but are divisions through which our commercial real estate finance and property management and investment businesses are conducted.

At December 31, 2011, we owned commercial real estate with an aggregate book value of approximately $121.1 million, in addition to $1.1 billion of loan investments, $775.8 million of CMBS, and $279.5 million in other assets. As of December 31, 2011, approximately 5.4% of our assets were comprised of commercial property, 47.9% of debt investments, 34.4% of commercial mortgage real estate securities and 12.4% of other assets.

During 2011, we remained focused on improving our consolidated balance sheet by reducing leverage, generating liquidity from existing assets, actively managing portfolio credit, and accretively re-investing repayments in loan and CMBS investments within our CDOs. We also sought to extend or restructure Gramercy Realty’s $240.5 million mortgage loan with Goldman Sachs Mortgage Company, or GSMC, Citicorp North America, Inc., or Citicorp, and SL Green Realty Corp. (NYSE: SLG), or SL Green, or the Goldman Mortgage Loan, and Gramercy Realty’s $549.7 million senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSMC, Citicorp and SL Green, or the Goldman Mezzanine Loans. The Goldman Mortgage Loan was collateralized by approximately 195 properties held by Gramercy Realty and the Goldman Mezzanine Loans were collateralized by the equity interest in substantially all of the entities comprising our Gramercy Realty division, including its cash and cash equivalents. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions failed. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into a collateral transfer and settlement agreement, or the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, Gramercy Realty’s senior mezzanine lender, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, we transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Realty properties that we agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was approximately $2.63 billion. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Settlement and Extinguishment of Debt within Note 2 to the consolidated financial statements.

Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty has changed from being primarily an owner of commercial properties to being primarily a third-party manager of commercial properties. The scale of Gramercy Realty’s revenues has declined as a substantial portion of rental revenues from properties owned by us have been replaced with fee revenues of a substantially smaller scale for managing properties on behalf of KBS. Additionally, as assets were transferred to KBS, our total assets and liabilities declined substantially.

During 2010, we recorded impairment charges totaling $912.1 million in continuing operations to reduce the carrying value of 692 properties to estimated fair value. All of the impaired properties were part of the Gramercy Realty portfolio and served as collateral for the Goldman Mezzanine Loans. Substantially all of the impaired properties were transferred to KBS pursuant to the Settlement Agreement. As a result of recording these impairments, our total stockholders’ equity, or book equity, was negative $493.9 million as of December 31, 2010. Subsequent to the impairment, the liabilities of the impaired properties exceed the carrying value of the assets and accordingly, the subsequent transfer of assets and liabilities pursuant to the Settlement Agreement generated gains. After all transfers under the Settlement Agreement were completed, such gains reduced our negative stockholders’ equity as of December 31, 2011.

In September 2011, we entered into an asset management arrangement upon the terms and conditions set forth in the Settlement Agreement, or the Interim Management Agreement, to provide for our continued management of Gramercy Realty’s assets through December 31, 2013 for a fixed fee of $10.0 million annually, the reimbursement of certain costs and incentive fees equal to 10.0% of the excess of the equity value, if any, of the transferred collateral over $375.0 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Threshold Value Participation, and 12.5% of the excess equity value, if any, of the transferred collateral over $468.5 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Excess Value Participation. The minimum amount of the Threshold Value Participation equals $3.5 million. The Threshold Value Participation and the Excess Value Participation will be valued and paid following the earlier of December 31, 2013, subject to extension to no later than December 31, 2015, or the sale by KBS of at least 90% (by value) of the transferred collateral. Under the terms of the Interim Management Agreement, we do not forfeit our incentive fee rights unless we resign as manager or are terminated as manager for cause and, with respect to the Excess Value Participation, in the event of a Failure to Agree Termination (as defined below). The Settlement Agreement obligates the parties to negotiate in good faith to replace the Interim Management Agreement with a more complete and definitive management services agreement on or before March 31, 2012 and provides that if the parties fail to complete a definitive agreement, the Interim Management Agreement will terminate by its terms on June 30, 2012, or a Failure to Agree Termination. We promptly commenced and continue to seek to negotiate a more complete and definitive agreement with KBS not later than March 31, 2012, but there can be no assurance a Failure to Agree Termination will not occur notwithstanding our efforts.

We rely on the credit and equity markets to finance and grow our business. Despite signs of improvement in 2011, market conditions remained difficult for us with limited, if any, availability of new debt or equity capital. Our stock price has remained low and we currently have limited, if any, access to the public or private equity capital markets. In this environment, we have sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing our loan portfolio to encourage repayments, as well as reducing capital and overhead expenses and as a result, have engaged in limited new investment activity, other than reinvestment of available restricted cash within our CDOs.

We may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints to compete in a changed business environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

Notwithstanding the challenges which confront our company, our board of directors remains committed to identifying and pursuing strategies and transactions that could preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders. In considering these alternatives (which could include additional repurchases, issuances of our debt or equity securities, a strategic combination of our company, strategic sale of our assets, or modifying our business plan), we expect our board of directors will carefully consider the potential impact of any such transaction on our liquidity position and our qualifications as a REIT and our exemption from the Investment Company Act of 1940, as amended, or the Investment Company Act, before deciding to pursue it. We expect our board of directors will only authorize us to take any of these actions if they can be accomplished on terms our board of directors finds attractive. Accordingly, there is a substantial possibility that not all such actions can or will be implemented.

In June 2011, our board of directors established a special committee to direct and oversee an exploration of strategic alternatives available to us subsequent to the execution of the Settlement Agreement for Gramercy Realty’s assets. The special committee is considering the feasibility of raising debt or equity capital, the possibility of a strategic combination of our company, a strategic sale of our assets, or modifying our business plan, including making additional debt repurchases or investing our available capital outside of our CDOs. At the direction of the special committee, we engaged Wells Fargo Securities, LLC to act as our financial advisor and to assist in the process.

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2011, we had 121 employees. We can be contacted at (212) 297-1000. We maintain a website at www.gkk.com. On our website, you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. Information on, or accessable through, our website is not part of, and is not incorporated into, this report. You can also read and copy materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

Corporate Structure

We were formed in April 2004 as a Maryland corporation and we completed our initial public offering in August 2004. We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our finance business primarily through two private real estate investment trusts, or REITs, Gramercy Investment Trust and Gramercy Investment Trust II, and our commercial real estate investment and property management business through various wholly owned entities. The chart below summarizes the organizational structure of these entities as of December 31, 2011:

Prior to the internalization of our management in April 2009, we were externally managed and advised by GKK Manager LLC, or the Manager, then a wholly-owned subsidiary of SL Green, which owned approximately 6.3% of the outstanding shares of our common stock as of December 31, 2011. On April 24, 2009, we completed the internalization of our management through the direct acquisition of the Manager from SL Green. As a result of the internalization, beginning in May 2009, management and incentive fees payable by us to the Manager ceased and we added the employees of the Manager to our own staff.

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

Unless the context requires otherwise, all references to “Gramercy,” “the Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K mean Gramercy Capital Corp., a Maryland corporation, and one or more of its subsidiaries, including our Operating Partnership.

Business and Strategy

Property Management and Investment

Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty has changed from being primarily an owner of commercial properties to being primarily a third-party manager of commercial properties. The scale of Gramercy Realty’s revenues has declined as a substantial portion of rental revenues from properties owned by us, have been replaced with fee revenues of a substantially smaller scale for managing properties on behalf of KBS. Additionally, as assets were transferred to KBS, our total assets and liabilities declined substantially.

Our property management and investment business operates under the name Gramercy Realty. It focuses on third party property management of, and to a lesser extent, ownership and management of, commercial properties. Summarized in the table below are our key property portfolio statistics as of December 31, 2011 and December 31, 2010:

	Number of Properties		Rentable Square Feet		Occupancy
Properties	December 31, 2011	December 31, 2010(1)	December 31, 2011	December 31, 2010(1)	December 31, 2011	December 31, 2010(1)
Branches	41	571	261,732	3,689,190	28.9%	84.4%
Office Buildings	15	321	491,084	21,613,441	44.7%	82.3%
Land	—	2	—	—	—	—
Total	56	894	752,816	25,302,631	39.2%	82.6%

(1)	Excludes investments in unconsolidated joint ventures. Approximately 867 properties comprising approximately 20.9 million rentable square feet, or the KBS portfolio, were subject to the Settlement Agreement and ownership was transferred to KBS, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of the properties on behalf of KBS for a fixed fee plus incentive fees. In addition, the Dana portfolio, which consisted of 15 properties comprising approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

Gramercy Realty’s investment strategy was to acquire, operate and selectively dispose of commercial properties leased to investment-grade financial services companies for the purpose of generating stable earnings, substantial depreciation expense to shield us from taxes and the distribution requirements of earnings, and the potential for long-term capital appreciation in the value of the underlying real estate. After the execution of the Settlement Agreement, Gramercy Realty provides property and asset management services for the KBS portfolio in addition to operating its own portfolio of commercial real estate. We have an integrated asset management platform within Gramercy Realty to consolidate responsibility for, and control over, leasing, lease administration, property management, operations, construction management, tenant relationship management and property accounting. To the extent that we provide asset management services for third-party property owners, we provide such services in consultation with and at the direction of such owners.

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

In September 2011, we entered into the Interim Management Agreement to provide for our continued management of the KBS portfolio through December 31, 2013 for a fixed fee of $10.0 million annually, the reimbursement of certain costs and incentive fees equal to 10.0% of the excess of the equity value, if any, of the transferred collateral over $375.0 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Threshold Value Participation, and 12.5% of the excess equity value, if any, of the transferred collateral over $468.5 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Excess Value Participation. The minimum amount of the Threshold Value Participation equals $3.5 million. The Threshold Value Participation and the Excess Value Participation will be valued and paid following the earlier of December 13, 2013, subject to extension to no later than December 31, 2015, or the sale by KBS of at least 90% (by value) of the transferred collateral. Under the terms of the Interim Management Agreement, we do not forfeit our incentive fee rights unless we resign as manager or are terminated as manager for cause and, with respect to the Excess Value Participation, in the event of a Failure to Agree Termination (as defined below). The Settlement Agreement obligates the parties to negotiate in good faith to replace the Interim Management Agreement with a more complete and definitive management services agreement on or before March 31, 2012 and provides that if the parties fail to complete a definitive agreement, the Interim Management Agreement will terminate by its terms on June 30, 2012, or a Failure to Agree Termination. We promptly commenced and continue to seek to negotiate a more complete and definitive agreement with KBS not later than March 31, 2012, but there can be no assurance a Failure to Agree Termination will not occur notwithstanding our efforts.

Commercial Real Estate Finance

Our commercial real estate finance business operates under the name Gramercy Finance. We have invested in a diversified portfolio of real estate loans, including whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, CMBS and preferred equity involving commercial properties throughout the United States. As of December 31, 2011, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, and seven interests in real estate acquired through foreclosures. When evaluating transactions, we assess our risk-adjusted return and target transactions with yields that seek to provide excess returns for the risks being taken. In 2011, we engaged in a relatively small amount of new investment activity, primarily within our CDOs. In 2011, we had focused primarily on the asset management of our existing portfolio of real estate loans and CMBS within our CDOs.

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

Bridge Loans — We offer or have offered floating rate bridge whole loans to borrowers who are seeking debt capital with a final term to maturity of not more than five years to be used in the acquisition, construction or redevelopment of a property. Typically, the borrower has identified a property in a favorable market that it believes to be poorly managed or undervalued. Bridge financing enables the borrower to employ short-term financing while improving the operating performance and physical aspects of the property and avoid burdening it with restrictive long-term debt. The bridge loans we originated are predominantly secured by first mortgage liens on the property. At origination, our bridge loans typically had last-dollar loan-to-value ratios between 70% and 80%. The initial stated maturity of our bridge loans range from two years to five years, and we frequently hold these investments to maturity.

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

Subordinate Interests in Whole Loans — We purchase or have purchased from third parties, and may have retained from whole loans we originate and co-originate and securitize or sell, subordinate interests in whole loans. Subordinate interests are participation interests in mortgage notes or loans secured by a lien subordinated to a senior interest in the same loan. The subordination is generally evidenced by a co-lender or participation agreement between the holders of the related senior interest and the subordinate interest. In some instances, the subordinate interest lender may additionally require a security interest in the stock or partnership interests of the borrower as part of the transaction. When we originate whole loans, we may divide them, and securitize or sell the senior interest and keep a subordinate interest for investment, or the opposite.

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

Upon co-origination or acquisition of subordinate interests in whole loans from third parties, we may have earned income on the investment, in addition to the interest payable on the subordinate piece, in the form of fees charged to the borrower under that note or by receiving principal payments in excess of the discounted price (below par value) we paid to acquire the note. When we create subordinate interests out of whole loans and then sell the senior interest, we allocate our basis in the whole loan among the two (or more) components to reflect the fair market value of the new instruments. We may realize a profit on sale if our allocated value is below the sale price or we may realize a loss on sale if our allocated value exceeds the sale price. Our ownership of a subordinate interest with controlling class rights, which typically means we have the ability to determine when, and in what manner, to exercise the rights and remedies afforded the holder of the senior interest, may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the subordinate interest, which may include foreclosure on, or modification of, the note. In some cases, usually restricted to situations where the appraised value of the collateral for the debt falls below agreed levels relative to the total outstanding debt, the owner of the senior interest may be able to foreclose or modify the note against our wishes as holder of the subordinate interest. As a result, our economic and business interests may diverge from the interests of the holders of the senior interest. These divergent interests among the holders of each investment may result in conflicts of interest.

Mezzanine Loans — We acquire and originate or have acquired or originated mezzanine loans that are senior to the borrower’s equity in, and subordinate to a mortgage loan, on a property. These loans are secured by pledges of ownership interests, typically in whole but occasionally in part (but usually with effective sole control over all the ownership interests), in entities that directly or indirectly own the real property. In addition, we may require other collateral to secure mezzanine loans, including letters of credit, personal guarantees, or collateral unrelated to the property. We typically structure our mezzanine loans to receive a stated coupon (benchmarked usually against LIBOR, or occasionally against a Treasury index or a swap index). We may in certain select instances structure our mezzanine loans to receive a stated coupon plus a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property.

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

Preferred Equity — We originate or have originated preferred equity investments in entities that directly or indirectly own commercial real estate. Preferred equity is not secured, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred holders can often enhance their position and protect their equity position with covenants that limit the entity’s activities and grant us the exclusive right to control the property after an event of default. Occasionally, the first mortgage on a property prohibits additional liens and a preferred equity structure provides an attractive financing alternative. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause liquidation, upon a default. Preferred equity typically is more highly leveraged, with last-dollar loan-to-value ratios at origination of 85% to more than 90%. We expect our preferred equity to have mandatory redemption dates (that is, maturity dates) that range from three years to five years, and we expect to hold these investments to maturity.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans, and other lending investments and CMBS investments as of December 31, 2011 and December 31, 2010, were as follows (dollars in thousands):

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR(2)
	2011	2010	2011	2010	2011	2010	2011	2010
Whole loans, floating rate	$689,685	$659,095	63.8%	58.7%	—	—	331 bps	330 bps
Whole loans, fixed rate	202,209	132,268	18.7%	11.8%	8.35%	7.16%	—	—
Subordinate interests in whole loans, floating rate	25,352	75,066	2.3%	6.7%	—	—	575 bps	297 bps
Subordinate interests in whole loans, fixed rate	89,914	46,468	8.3%	4.1%	10.50%	6.01%	—	—
Mezzanine loans, floating rate	46,002	152,349	4.3%	13.5%	—	—	860 bps	754 bps
Mezzanine loans, fixed rate	23,847	48,828	2.2%	4.3%	10.34%	12.69%	—	—
Preferred equity, floating rate	3,615	5,224	0.3%	0.5%	—	—	234 bps	350 bps
Preferred equity, fixed rate	1,295	4,230	0.1%	0.4%	—	7.25%	—	—
Subtotal/Weighted average	1,081,919	1,123,528	100.0%	100.0%	9.08%	8.09%	370 bps	400 bps
CMBS, floating rate	47,855	50,798	6.2%	5.1%	—	—	96 bps	394 bps
CMBS, fixed rate	727,957	954,369	93.8%	94.9%	8.22%	8.37%	—	—
Subtotal/Weighted average	775,812	1,005,167	100.0%	100.0%	8.22%	8.37%	96 bps	394 bps
Total	$1,857,731	$2,128,695	100.0%	100.0%	8.48%	8.32%	354 bps	400 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses and other adjustments.
(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

The percentage of non-performing loans and sub-performing loans were as follows (dollars in thousands):

	Number of Investments	Unpaid Principal Balance	Carrying Value	Weighted Average Last Dollar Loan to Value(1)	Non-performing	Sub-performing
Whole loans	32	$1,051,285	$891,895	55.8%	5.8%	5.0%
Subordinate interests in whole loans	5	134,932	115,265	54.5%	—	—
Mezzanine loans	7	128,244	69,849	69.5%	—	—
Preferred equity	3	68,116	4,910	76.0%	—	26.3%
Total	47	$1,382,577	$1,081,919	56.6%	5.8%	4.2%

(1)	Loan to Value is based upon the carrying value as of December 31, 2011 and the appraised value at the date of origination. Interest only strips have no appraised value for the calculation.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for our 2005 CDO and our 2006 CDO expired in July 2010 and July 2011, respectively, and will expire for our 2007 CDO in August 2012. In the past, our ability to reinvest has been instrumental in maintaining compliance with the overcollateralization and interest coverage tests for our CDOs. Following the conclusion of the reinvestment period in our CDOs, our ability to maintain compliance with such tests for that CDO will be negatively impacted. Additionally, the conclusion of the reinvestment period results in reduced investment activity for us as available cash in the CDOs will generally be used for the repayment of principal on the CDO bonds and will not be available for new investment activity.

As of December 31, 2011, Gramercy Finance also held interests in one CTL investment and seven interests in real estate acquired through foreclosures.

Financing Strategy

Our financing strategy historically had focused on the use of match-funded financing structures. This means that we sought whenever possible to match the maturities of our financial obligations with the maturities of our debt and CMBS investments to minimize the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our cash flow and earnings. In addition, subject to maintaining our qualification as a REIT, we seek whenever possible to match fund interest rates with like-kind debt (i.e., fixed-rate assets are financed with fixed-rate debt, and floating rate assets are financed with floating rate debt), through the use of hedges such as interest rate swaps, caps, or through a combination of these strategies. This allowed us to reduce the impact on our cash flow and earnings of changing interest rates. We used short-term financing in the form of repurchase agreements, unsecured revolving credit facilities and bridge financings in conjunction with or prior to the implementation of longer-term match-funded financing.

Gramercy Realty properties subject to long-term remaining lease terms were typically financed with long-term, fixed rate mortgage loans issued by life insurance companies or other institutional lenders. However, we had entered into relatively short-term borrowing arrangements, such as the Goldman Mortgage Loan and Goldman Mezzanine Loans which are described more fully in Note 9 to the consolidated financial statements. For funding in our Gramercy Finance business, we have historically utilized securitization structures, including CDOs, as well as other match-funded financing structures. Our CDOs are multiple class debt securities, or bonds, secured by pools of assets, such as CMBS, bridge loans, permanent loans, subordinate interests in whole loans and mezzanine loans. In our CDOs, the assets are owned via sale, assignment or participation by the issuer and co-issuer of the applicable CDO and subject to trustee oversight for the benefit of the holders of the bonds. The bonds were rated by one or more rating agencies. One or more classes of the bonds were marketed to a wide variety of fixed income investors, which enabled us to achieve a relatively low cost of long-term financing. CDOs were a suitable long-term financing vehicle for our investments because they enabled us to maintain our strategy of funding substantially all of our assets and related liabilities using the same, or similar, LIBOR benchmark, lock-in a long-term cost of funds tied to LIBOR, and reduced the risk that we have to refinance our liabilities prior to the maturities of our investments.

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

Our charter and bylaws do not limit the amount of indebtedness we can incur. Our board of directors has discretion to deviate from or change our indebtedness policy at any time. However, we seek to maintain an adequate capital base to protect against various business environments in which our financing and hedging costs might exceed the interest income from our investments. These conditions could occur, for example, due to credit losses or when, due to interest rate fluctuations, interest income on our investment lags behind interest rate increases on our borrowings, which are predominantly variable rate. We use leverage for the sole purpose of financing our assets and not for the purpose of speculating on changes in interest rates.

We have historically relied on the securitization markets as a source of efficient match-funded financing structures for our portfolio of commercial real estate loans and CMBS investment portfolio. It is unlikely that in the near term we will be able to issue liabilities similar to our existing CDOs. In 2011, the capital markets environment remained difficult for us with limited, if any, availability of new debt or equity capital. Our stock price remained low and we currently have limited, if any, availability to the public or private equity capital markets. In this environment, we have sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing our loan portfolio to encourage repayments, as well as reducing capital and overhead expenses and as a result, have engaged in limited new investment activity, other than reinvestment of available restricted cash with our CDOs.

Origination, Acquisition and Asset Management

Our origination, acquisition and asset management of investments are based on careful review and preparation, and generally proceeds as follows:

•	potential investments are analyzed for consistency with investment parameters adopted by our board of directors;
•	potential investment transactions considered are presented at a pipeline meeting attended by our senior executive officers; and
•	prior to consummation, potential investment opportunities must receive the required level of approvals from our senior management and, when applicable, our board of directors as described more fully below.

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

Origination

We have an extensive national network of relationships with property owners, developers, mortgage loan brokers, commercial and investment banks and institutional investors. We may originate investments in direct transactions with borrowers, we co-originate with or acquire existing assets from third parties, primarily financial institutions and we may occasionally co-invest with other institutional partners.

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

Our loan servicing and asset management group within Gramercy Finance monitors our debt investments to identify any potential underperformance of the asset and work to remedy the situation in an expeditious manner in order to mitigate any effects of underperformance. The asset manager is responsible for understanding our business plan with respect to each investment and the borrower’s business plan with respect to each property underlying our debt investment and monitoring performance measured against that plan. We believe that asset management is a vital component of our business because it enables us to be responsive, timely, anticipate changes to financing requirements, develop a strong relationship that can lead to repeat business and improve the likelihood of recovering investment capital.

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

Hedging Activities

We use a variety of commonly used derivative instruments that are considered conventional, or “plain vanilla” derivatives, including interest rate swaps, caps, collars and floors, in our risk management strategy to limit the effects of changes in interest rates on our operations. Each of our CDOs maintains a minimum amount of allowable unhedged interest rate risk. The CDO that closed in 2005 permits a minimum amount of unhedged interest rate risk of 20% of the net outstanding principal balance and both the CDO that closed in 2006 and the CDO that closed in 2007 permit a minimum amount of unhedged interest rate risk of 5% of the net outstanding principal balance. Our hedging strategy consists of entering into interest rate swap and interest rate cap contracts. The value of our derivatives may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of the risk in our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. We continuously monitor the effectiveness of our hedging strategies and we have retained the services of an outside financial services firm with expertise in the use of derivative instruments to advise us on our overall hedging strategy, to effect hedging trades, and to provide the appropriate designation and accounting of all hedging activities from a GAAP and tax accounting and reporting perspective.

These instruments are used to hedge as much of the interest rate risk as we determine is in the best interest of our stockholders, given the cost of such hedges. To the extent that we enter into a hedging contract to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income that we derive from the contract is not considered income for purposes of the REIT 95% gross income test and is either non-qualifying for the 75% gross income test (hedges entered into prior to August 1, 2008), or is not considered income for purposes of the 75% gross income test (hedges entered into after July 31, 2008). This change in character for the 75% gross income test was included in the Housing and Economic Recovery Act of 2008. We can elect to bear a level of interest rate risk that could otherwise be hedged when we believe, based on all relevant facts, that bearing such risk is advisable.

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

Compliance With The Americans With Disabilities Act of 1990

Properties that we acquire, and the properties underlying our investments, are required to meet federal requirements related to access and use by disabled persons as a result of the Americans with Disabilities Act of 1990, or the Americans with Disabilities Act. In addition, a number of additional federal, state and local laws may require modifications to any properties we purchase, or may restrict further renovations of our properties, with respect to access by disabled persons. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants. Additional legislation could impose additional financial obligations or restrictions with respect to access by disabled persons. If required changes involve greater expenditures than we currently anticipate, or if the changes must be made on a more accelerated basis, our ability to make distributions could be adversely affected.

Industry Segments

We have determined that we operate two reportable operating segments: Finance and Realty. The reportable segments were determined based on the management approach, which looks to our internal organizational structure. These two lines of business require different support infrastructures.

The Realty segment includes substantially all of our activities related to third party property management of, and investment and ownership of, commercial properties leased primarily to regulated financial institutions and affiliated users through-out the United States. The Realty segment generates revenues from fee income related to the Interim Management Agreement for properties owned by KBS and generates rental revenues from properties owned by us.

The Finance segment includes all of our activities related to origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, CMBS and other real estate related securities. The Finance segment primarily generates revenues from interest income on loans, other lending investments and CMBS owned in our CDOs.

Segment revenue and profit information is presented in Note 20 to the consolidated financial statements.

Employees

As of December 31, 2011, we had 121 employees. Our employees are not represented by a collective bargaining agreement.

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

We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. Readers may read and copy any document that we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

Our internet site is www.gkk.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Investor Relations — Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

Qualifying for the Section 3(c)(5)(C) exemption requires that at least 55% of our portfolio be comprised of “qualifying assets,” and a total of at least 80% of our portfolio be comprised of “qualifying assets” and “real estate-related assets,” a category that includes qualifying assets. We generally expect whole mortgage loans, real property investments, and Tier 1 mezzanine loans to be qualifying assets, in each case meeting certain qualifications based on SEC staff no-action letters. The treatment of distressed debt securities as qualifying assets is based on the characteristics of the particular type of loan, including its foreclosure rights. Although SEC staff no-action letters have not specifically addressed the categorization of these types of assets, we believe junior (first loss) interests in CMBS pools may constitute qualifying assets under Section 3(c)(5)(C), provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Tier 1 mezzanine loans are loans granted to a mezzanine borrower that directly owns interests in the entity that owns the property being financed. Subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C), provided that we have, among other things, approval rights in connection with any material decisions pertaining to the administration and servicing of the relevant mortgage loan and, in the event that the mortgage loan becomes non-performing, we have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process. We generally do not treat preferred equity investments as qualifying assets. In relying on the exemption provided by Section 3(c)(5)(C), we also make investments so that at least 80% of our portfolio is comprised of qualifying assets and real estate-related assets. We expect that all of these classes of investments will be considered real estate assets under the Investment Company Act for the purposes of the 80% investment threshold.

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

In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which would negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Focus on recapitalizing our Company has and may continue to reduce new investment activity.

Subsequent to the execution of the Settlement Agreement with respect to Gramercy Realty, our board of directors continues to explore various means by which we might improve our position and thereby potentially create value for our stockholders, and has created a special committee to evaluate strategic alternatives. The Company has engaged Wells Fargo Securities, LLC to act as financial adviser to assist in this process. It is not possible to predict whether or when any such actions can or will be implemented. During this period, new investment activity has and may continue to be limited. A reduction in new investment activity may have an adverse effect on our investment income and our net income available to stockholders.

A negative book equity balance may impair our ability to raise new debt or equity capital.

In September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. During 2010, we recorded impairment charges totaling $912.1 million in continuing operations to reduce the carrying value of 692 properties to estimated fair value. All of the impaired properties served as collateral for the Goldman Mezzanine Loans and were part of the Gramercy Realty portfolio. As a result of recording these impairments, our book equity balance is negative, although the negative balance improved after Gramercy Realty’s assets were transferred and the corresponding liabilities were removed from our balance sheet in connection with the Settlement Agreement. The capital markets may have a negative perception of our long-term and short-term financial prospects due to a negative book equity balance and accordingly, our ability to raise new debt or equity capital could be impaired.

Termination of our Interim Management Agreement could harm our business.

We have agreed to manage the Gramercy Realty assets on behalf KBS pursuant to an Interim Management Agreement through December 31, 2013 for a fixed fee of $10.0 million annually, the reimbursement of certain costs and the potential to earn certain incentive fees as therein provided. However, the Settlement Agreement obligates the parties to negotiate in good faith to replace the Interim Management Agreement with a more complete and definitive management services agreement on or before March 31, 2012 and provides that if the parties fail to complete a definitive agreement, the Interim Management Agreement will terminate by its terms on June 30, 2012, or a Failure to Agree Termination. We promptly commenced and continue to seek to negotiate a more complete and definitive agreement with KBS not later than March 31, 2012, but there can be no assurance a Failure to Agree Termination will not occur notwithstanding our efforts. Upon any termination of the Interim Management Agreement, our management fees, after payment of any termination payments required, would cease, thereby reducing our expected revenues, which could harm our business.

Failure to comply with CDO coverage tests may have a negative impact on our liquidity and net cash flows.

The terms of our CDOs include certain overcollateralization and interest coverage tests, which are used primarily to determine whether and to what extent principal and interest paid on the debt securities and other assets that serve as collateral underlying our CDOs may be used to pay principal and interest on the various classes of notes payable issued by our CDOs. If any of these CDO tests are not satisfied, distributions that we currently receive with respect to our equity interests in our CDOs, interest and principal payments that we currently receive on certain of the tranches of CDO notes that we hold, as well as the subordinate management fees that we currently receive, will instead be redirected to pay principal on the senior-most tranches of CDO notes. Because a substantial portion of our operating cash flow consists of cash distributions to us with respect to our equity interests in our 2006 CDO, and a lesser but still material portion of our operating cash flow for fiscal year 2011 was received from our 2005 CDO, failure to satisfy these tests for either or both CDOs could materially and adversely affect our liquidity and net cash flows. As of January 2012, the most recent distribution date, our 2005 CDO and our 2006 CDO were in compliance with interest coverage and asset overcollateralization covenants, and we received cash distributions from each in January 2012. The compliance margins were narrow, however, and relatively small declines in collateral performance and credit metrics could cause either or both CDOs to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the October 2011, April 2011 and January 2011 distribution dates. Our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date and remains out of compliance. We cannot be certain that the CDO tests will continue to be satisfied and that we will continue to receive cash flows relating to our 2005 CDO and 2006 CDO in the future. If the cash flow from our 2005 CDO and/or our 2006 CDO is redirected, our business, financial condition, and results of operations would be materially and adversely affected.

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

We may be required to pursue certain measures in order to maintain or enhance our liquidity, including seeking debt facilities, potentially selling assets at unfavorable prices and/or reducing our operating expenses. Sales of assets held in the CDOs do not generate unrestricted cash or further liquidity for us because proceeds from CDO asset sales are restricted and subject to compliance with various collateral qualification tests. We cannot assure you that we will be successful in measures to improve our liquidity. We currently do not have a corporate credit facility or any other debt source to fund liquidity needs.

For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

Our CDOs could generate “phantom” income.

Our CDOs could continue to generate taxable income for us despite the fact that, if our CDOs fall out of compliance and cash flow is redirected, we will not receive cash distributions on our equity and subordinated note holdings from these CDOs. Should this occur, taxable income would continue to be recognized on each underlying investment in the relevant CDO. We would continue to be required to distribute 90% of our REIT taxable income (determined with regard to the dividends paid deduction and excluding net capital gain) from these transactions to continue to qualify as a REIT, despite the fact that we are not receiving cash distributions on our equity and subordinated note holdings from these CDOs.

We can be removed as Collateral Manager for our 2006 CDO or 2007 CDO if certain tests are breached.

Failure to satisfy the Class A/B overcollateralization test threshold, which is 101.87% and 92.00% for our 2006 and 2007 CDO, respectively, entitles a senior class or classes of CDO notes payable to remove us a collateral manager for the affected CDO, which could result in the loss of collateral management fee revenue paid to us by our CDOs. As of December 31, 2011, our 2006 CDO was in compliance with its Class A/B test, but the 2007 CDO breached its Class A/B test in November 2011. To the extent the senior class or classes act to remove the collateral manager, a majority vote of such classes is required. No such vote has occurred, or is expected to occur, based on a written agreement between us and a holder of a supermajority of the senior-most bonds. If we were removed as collateral manager of our CDOs, a different collateral manager appointed by the holders of the senior class or classes of notes may manage our CDOs or notes in a manner that is not our best interests as holder of the equity and subordinated classes of CDO securities.

A CDO event of default can cause an early termination of the reinvestment period for the 2007 CDO.

In addition to the overcollateralization and interest coverage tests, the operative documents for our CDOs provide for certain events of default, the occurrence of which would entitle a majority of the holders of a senior class or classes of notes payable to accelerate the notes payable of such CDO and, depending upon the circumstances, require a liquidation of the collateral under then-current market conditions, which could result in higher levels of losses on the collateral and the notes payable of such CDO than might otherwise occur. Our 2007 CDO will soon breach its Class A/B overcollateralization test threshold of 89% due to a growing volume of rating agency downgrades of CMBS held by our 2007 CDO, which would constitute an event of default under the operative documents for our 2007 CDO. Upon an event of default, the reinvestment period, which is scheduled to expire in August 2012, will immediately end and we will lose our ability to reinvest restricted cash held by our 2007 CDO. Furthermore, our ability to sell and actively manage our 2007 CDO underlying assets will be sharply restricted.

A CDO event of default in our 2006 CDO or our 2007 CDO may result in the acceleration of our CDO notes payable for the affected CDO.

A CDO event of default entitles a senior class or classes of CDO notes payable for our 2006 CDO or our 2007 CDO to accelerate the notes of such CDO and, depending upon the circumstances, force the prompt liquidation of the collateral which, depending upon then-current market conditions, could result in higher levels of losses on the collateral and the notes payable of such CDO than might otherwise occur.

Claims may arise under an indemnification provided by us to the trustee of our 2005 CDO and 2006 CDO in connection with note cancellations.

Our subsidiary, Gramercy Manager LLC, the collateral manager, has provided separate limited indemnities to the trustee of our 2005 CDO and 2006 CDO in connection with CDO note cancellations we undertook in 2011 in accordance with the operative documents of each CDO. These cancellations were undertaken to reduce the total debt owed by our 2005 CDO and our 2006 CDO and improve their compliance with certain overcollateralization tests. Payments made by us, if any, under these indemnities would reduce our liquidity available for general corporate purposes and investments.

The role of the Manager as collateral manager for our CDOs and GKK Realty Advisors’ role as property manager for the assets transferred to KBS may expose us to liabilities to CDO debt holders or KBS.

We are subject to potential liabilities to investors as a result of the Manager's role as collateral manager for our CDOs and our property management business generally. In serving in such roles, we could be subject to claims by CDO debt holders and KBS that we did not act in accordance with our duties under our CDO and property management documentation or that we were negligent in taking or refraining from taking actions with respect to the underlying collateral in our CDOs or in managing the assets transferred to KBS. In particular, the discretion that we exercise in managing the collateral for our CDOs and managing the assets transferred to KBS could result in a liability due to the current negative conditions in the commercial real estate market and the inherent uncertainties surrounding the course of action that will result in the best long term results with respect to such collateral and investments. This risk could be increased due to the affiliated nature of our roles. If we were found liable for our actions as collateral manager or property manager and we were required to pay significant damages to our CDOs or KBS, our financial condition could be materially adversely effected.

We are exposed to litigation risks in our role as property manager and special servicer.

GKK Realty Advisors' role as manager for the assets transferred to KBS and the Manager's role as collateral manager for our CDOs, as well as GKK Loan Servicing LLC's role as a special servicer expose us to litigation risks. In these roles, we make investment, asset management, loan work-out, and other decisions which could result in adverse financial impacts to third parties. These parties may pursue legal action against us as a result of these decisions, the outcomes of which cannot be certain.

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

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for our 2005 CDO and our 2006 CDO expired in July 2010 and July 2011, respectively, and will expire for our 2007 CDO on or before August 2012. In the past, our ability to reinvest has been instrumental in maintaining compliance with the overcollateralization and interest coverage tests for our CDOs. Following the conclusion of the reinvestment period our ability to maintain compliance with such tests for that CDO will be negatively impacted. Additionally, the conclusion of the reinvestment period results in reduced investment activity for us as available cash in the CDOs will generally be used for the repayment of principal on the CDO bonds and will not be available for new investment activity.

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

We believe the Manager, the collateral manager of our CDOs is required to register under the Investment Advisers Act of 1940, or the Advisers Act, and is subject to regulation under that Act.

In light of provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that modify the Advisers Act and eliminate certain exemptions from registration under the Advisers Act, we believe the Manager is required to register as an investment adviser under the Advisers Act and is subject to, and must comply with, the Advisers Act and the rules promulgated thereunder. Following the registration of the Manager under the Advisers Act, the SEC will oversee the Manager's activities as a registered investment adviser under this regulatory regime. A failure to comply with the obligations imposed by the Advisers Act, including record-keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in fines, censure, suspensions of personnel or investing activities or other sanctions, including revocation of the Manager's registration as an investment adviser. The regulations under the Advisers Act are designed primarily to protect investors in funds and clients advised by a registered investment adviser. They are not designed to protect holders of our publicly traded common stock. Even if a sanction imposed against the Manager or its personnel involves a small monetary amount, the adverse publicity related to such sanction could harm our reputation and our relationship with our investors and impede our ability to raise additional capital or new funds. In addition, compliance with the Advisers Act may require us to incur additional costs and these costs may be material.

We presently have virtually no additional borrowing capacity.

We currently do not have a corporate credit facility to draw against for liquidity purposes and substantially all of our loans and other lending investments are pledged as collateral for our CDOs. As a result, we must fund future funding commitments, if any, and capital expenditures with existing liquidity, including unrestricted cash and cash in our CDOs (if available), or future liquidity resulting from asset sales, which will have a significant impact on our liquidity position. If we are unable to meet future funding commitments or fund required capital expenditures, our borrowers or tenants may take legal action against us, which could have a material adverse effect.

Two of our subsidiaries have been named as defendant in two lawsuits and the uncertainty surrounding these cases or the adverse resolution of these matters could have a material adverse effect on us.

Two of our subsidiaries are named as defendants in a case captioned Colfin JIH Funding LLC and CDCF JIH Funding, LLC, or Colony, v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC, which is pending in New York State Supreme Court, New York County. The dispute arises from the financing of the Jameson Inns and Signature Inns. Colony has asserted a breach of contract claim against our subsidiaries and is seeking to recover at least $80 million, which represents the amounts of the mezzanine loans held by Colony, and at least $8 million in enforcement costs, plus attorneys’ fees. On January 23, 2012, our subsidiaries filed counterclaims against Colony for breach of contract, tortious interference with contract, breach of the covenant of good faith and fair dealing, and civil conspiracy, and our subsidiaries are seeking to recover at least $80 million in compensatory damages, as well as certain punitive damages and certain costs and fees. Our subsidiaries intend to vigorously defend the claims asserted against them and to pursue all counterclaims against Colony. Colony has moved to dismiss the counterclaims. Additionally, the same two subsidiaries are named as defendants in the case captioned U.S. Bank National Association, as Trustee et al v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC, which is pending in New York State Supreme Court, New York County. The dispute also arises from the same financing of the Jameson Inns and Signature Inns. U.S. Bank National Association, or U.S. Bank, by and through its attorney in fact, Wells Fargo Bank, N.A., has asserted a breach of contract claim against the subsidiaries and is seeking to recover at least $164 million, which represents the amount of U.S. Bank’s mortgage loan, plus attorneys’ fees and enforcement costs. On January 25, 2012, our subsidiaries filed an answer to U.S. Bank’s complaint. Our subsidiaries intend to vigorously defend the claims asserted against them. These matters are in their preliminary stages, and accordingly, we are not able to assess the likelihood of an unfavorable outcome or estimate the range of potential loss, if any. The uncertainty surrounding these cases or any adverse resolution of these matters could have an adverse effect on us.

We have incurred substantial impairments of our loans and other lending investments and may incur significant loan loss reserves/impairments in the future.

Due to a variety of factors, including adverse market conditions affecting the real estate market, we have recorded substantial loan loss provisions. For the years ended December 31, 2011 and 2010, we recorded approximately $48.2 million and $84.4 million, respectively, in loan loss provisions and impairment losses related to our loans and other lending investments. Our debt investments may suffer additional loan loss provisions/impairments in the future causing us to recognize significant losses. If we are unsuccessful in renegotiating, selling or otherwise resolving assets that are currently nonperforming or that we expect will become nonperforming, we may experience loss of principal or reduced income available for distributions. Investors and lenders alike could lose confidence in the quality and value of our assets. These impairments, or the perception that these impairments may occur, can depress our stock price, harm our liquidity and materially adversely impact our results of operations. We may be forced to sell substantial assets at a time when the market is depressed in order to support or enhance our liquidity. Despite our need to sell substantial assets, we may be unable to make such sales on favorable terms or at all, further materially damaging our liquidity and operations. If we are unable to maintain adequate liquidity as a result of these impairments or otherwise, our ability to continue as a going concern would be affected and you could lose some or all of your investment.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management’s judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. We must evaluate existing conditions on our debt investments to make determinations to record loan loss reserves on these specific investments. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance, the market price of our common stock and our ability to make distributions to our stockholders.

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

Since mid-2007 and particularly during the second half of 2008, the financial services industry and securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all assets classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in the financial institutions, but afterwards in companies in a number of other industries and in the broader markets. The decline in asset values has caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which have increased the downward pressure on asset values and outflows of client funds across the financial services industry. In addition, the increased redemptions and unavailability of credit have required hedge funds and others to rapidly reduce leverage, which has increased volatility and further contributed to the decline of asset values.

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

We rely on a small number of persons who comprise our existing senior management team and our board of directors to implement our business and investment strategies. While we have entered into employment and/or retention agreements with certain members of our senior management team, they may nevertheless cease to provide services to us at any time. Some of these employment and/or retention agreements including agreements with each of our Chief Executive Officer and our President, expire in June 2012 and there can be no assurance that they may be renewed on similar terms or at all.

The loss of services of any of our key management personnel or directors or significant numbers of other employees, or our inability to recruit and retain qualified personnel or directors in the future, could have an adverse effect on our business.

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

To maintain our qualification for an exclusion from registration under the Investment Company Act pursuant to Sections 3(c)(5)(C) and 3(c)(6) at least 55% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets under Section 3(c)(5)(C) of the Investment Company Act, and 80% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets and real estate-related assets under Section 3(c)(5)(C) of the Investment Company Act. In addition, we may not issue “redeemable securities.” To comply with the Section 3(c)(5)(C) exemption, we may from time to time buy RMBS and other qualifying assets. We generally expect that mortgage loans, junior (first loss) interests in whole pool CMBS, CTL and other real property investments, certain distressed debt securities and Tier 1 mezzanine loans to be qualifying assets under the Section 3(c)(5)(C) exemption from the Investment Company Act. Tier 1 mezzanine loans are loans granted to a mezzanine borrower that directly owns interests in the entity that owns the property being financed. The treatment of distressed debt securities as qualifying assets is, and will be, based on the characteristics of the particular type of loan, including its foreclosure rights. Although SEC staff no-action letters have not specifically addressed the categorization of these types of assets, we believe junior (first loss) interests in CMBS pools may constitute qualifying assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Similarly, subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C) provided that, among other things, approval rights in connection with any material decisions pertaining to the administration and servicing of the relevant mortgage loan and, in the event that the mortgage loan becomes non-performing, we have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process. We generally do not treat non-Tier 1 mezzanine loans and preferred equity investments as qualifying assets. Although we monitor our portfolio periodically and prior to each origination or acquisition of a new asset or disposition of an existing asset, there can be no assurance that we will be able to maintain an exclusion or exemption from registration under the Investment Company Act. Further, we may not be able to invest in sufficient qualifying and/or real estate-related assets and future revision or interpretations of the Investment Company Act may cause us to lose our exclusion or exemption or force us to re-evaluate our portfolio and our business strategy. Such changes may prevent us from operating our business successfully. No assurance can be given that the SEC staff will concur with our classification of our assets, or that the SEC staff will not, in the future, issue further guidance that may require us to reclassify those assets for purpose of qualifying for an exemption or exclusion from regulation under the Investment Company Act. To the extent that the staff of the SEC provides more specific guidance regarding any of the matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. Any additional guidance from the staff of the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which would negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

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

If the market value or income potential of our CMBS and other real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of many of our non-real estate assets. We may have to make investment decisions that we otherwise would not make absent the REIT qualification and Investment Company Act exemption considerations.

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

We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 identified a material weakness in its internal control over financial reporting as described in Item 9A, “Controls and Procedures.” This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.

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

As a REIT, we must distribute annually at least 90% of our REIT taxable income, if any, to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels, the extent of cash distributions from our CDOs, and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends. No assurance can be given as to our ability to pay distributions to our stockholders.

Reduction of our gross assets pursuant to the transfers completed pursuant to the Settlement Agreement may jeopardize our qualification as a REIT or exemption from the Investment Company Act.

To continue to qualify as a REIT, we must comply with requirement regarding our assets and our sources of income. In connection with the Settlement Agreement, we transferred a significant amount of assets to KBS and we now comply with REIT requirements and exemptions from the Investment Company Act with a significantly smaller asset base and a significantly smaller compliance margin. If our number of qualified assets and the income generated from those assets continues to decline, we may be unable to comply with these requirements which may ultimately jeopardize our qualification as a REIT or exemption from the Investment Company Act, which could have a material adverse effect on our financial condition, results of operation and business.

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

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. Adverse economic conditions could harm the value of our properties, the property underlying our asset-backed securities or the securities markets in general which could harm our operating results and revenues and may result in increased volatility of the value of our securities.

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

Each CDO financing that we engage in contains certain eligibility criteria with respect to the collateral that we seek to acquire and sell to the CDO issuer. If the collateral does not meet the eligibility criteria for eligible collateral asset forth in the transaction documents of such CDO transaction, we may not be able to acquire and sell such collateral to the CDO issuer. The inability of the collateral to meet eligibility requirements with respect to our CDOs may limit our ability to execute our business plan. In the event that an investment that we believe is favorable to our company does not meet eligibility requirements for our CDOs, we may be unable to obtain alternative financing for such investment.

We may not be able to issue CDO securities on attractive terms or at all, which may require us to seek more costly financing for our investments or to liquidate assets.

Conditions in the capital markets have made the issuance of a CDO unavailable. Historically, we have relied, to a substantial extent, on CDO financings to obtain match funded financing for our investments.

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

We have financed our assets through a variety of means, including mortgages, mezzanine loans, repurchase agreements, secured and unsecured credit facilities, CDOs, other structured financings and trust preferred securities. Our ability to execute this strategy depends on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and wider credit spreads. We cannot be certain that these markets, especially the structured finance markets, will provide an efficient source of long-term financing for our assets. Our ability to finance through CDOs is subject to a level of investor demand which has almost entirely been curtailed. If our strategy is not viable, we will have to attempt to find alternative forms of long-term financing for our assets, such as secured revolving credit facilities and repurchase facilities, if available. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, to service our debt thereby reducing cash available for distribution to our stockholders, funds available for operations as well as for future business opportunities.

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

The yield on our investments in real estate securities and loans is sensitive to changes in prevailing interest rates and changes in prepayment rates. Changes in interest rates can affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. We tend to price loans at a spread to either United States Treasury obligations, swaps or LIBOR. A decrease in these indexes will lower the yield on our investments, except to the extent certain of our loans contain floors below which the interest rate cannot decline. Conversely, if these indexes rise materially, borrowers may be unable to meet their debt service requirements and borrow the higher-leverage loans that we target. For more information on interest rate risk, see Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” in this Annual Report on Form 10-K.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate investments would not change, which would adversely affect our profitability.

Our operating results depend in large part on differences between the income from our investments, net of financing costs. In most cases, for any period during which our investments are not match-funded, the income from such debt investments will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our investments. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit or eliminate our ability to make distributions to our stockholders. For more information on interest rate risk, see Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” in this Annual Report on Form 10-K.

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

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of a property.

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

Part of our investment strategy may involve entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances, e.g., the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses would be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Risks Relating Primarily to Gramercy Realty

A significant portion of our properties are leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.

A significant portion of our 2011 revenue was derived from leases to financial institutions. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate, including negative conditions caused by the recent disruptions in the financial markets. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks’ loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base was more diversified.

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

All of our properties are required to comply with the Americans with Disabilities Act. The Americans with Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the Americans with Disabilities Act requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants or both. While the tenants to whom we lease properties are obligated by law to comply with the Americans with Disabilities Act provisions with respect to their operations, we could be required to expend our own funds to achieve such compliance should our tenants fail to do so. In addition, we (and not our tenants) are generally required to comply with Americans with Disabilities Act provisions within the parking lots, access ways and other common areas of the properties we own and to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our ability to pay dividends to stockholders at historical levels or at all.

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

The value of our investments and the income from our real estate investments may be significantly adversely affected by a number of factors, including:

•	national, state and local economic climates;
•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area;
•	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;
•	competition from comparable properties;
•	the occupancy rate of our properties;
•	the ability to collect on a timely basis all rent from tenants;
•	the effects of any bankruptcies or insolvencies of major tenants;
•	the expense of re-leasing space;
•	changes in interest rates and in the availability, cost and terms of mortgage funding;
•	the impact of present or future environmental legislation and compliance with environmental laws;
•	cost of compliance with the Americans with Disabilities Act;
•	adverse changes in governmental rules and fiscal policies;
•	civil unrest;
•	acts of nature, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses);
•	acts of terrorism or war; and
•	adverse changes in zoning laws; and other factors which are beyond our control.

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

We are subject to risks and uncertainties associated with operating our property management business.

We will encounter risks and difficulties as we operate our property management business. In order to achieve our goals as a property manager, we must:

•	actively manage the assets in such portfolios in order to realize targeted performance; and
•	create incentives for our management and professional staff to develop and operate the property management business.

If we do not successfully operate our property management business to achieve the investment returns that we or the market anticipates, our operations may be adversely impacted.

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

We currently have certain debt investments that permit interest to be accrued until the loans’ maturity or refinancing.

We currently have several debt investments that provide for interest accrual, in whole or in part, through loan maturity or refinancing. For loans of this type, often referred to as PIK loans, the time period between interest accrual and collection (as additional loan principal) may extend for 12 months or longer, depending on the term of the PIK loan.

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

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we or our investment management vehicles may:

•	acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements;
•	acquire only a minority and/or a non-controlling participation in an underlying investment;
•	co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or
•	rely on independent third party management or strategic partners with respect to the management of an asset.

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

Credit rating agencies may also change their methods of evaluating credit risk and determining ratings on securities backed by real estate loans and securities. These changes have increased in frequency in recent years and in the future may occur quickly and often. Downgrades of CMBS could result in the failure of one or more of our CDOs to fail to comply with par value tests or other covenants, which in turn may result in the diversion of cash distributions by the affected CDO to its senior-most bondholders instead of to us, and the potential termination of us as the collateral manager of such CDO which may in turn reduce our liquidity. CMBS downgrades may also result in downgrades in the CDO liabilities issued by our CDOs. The commercial real estate mortgage finance, real estate and capital markets’ ability to understand and absorb these changes, and the impact to the securitization market in general, are difficult to predict, and such downgrades could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our returns will be adversely affected when investments held in CDOs are prepaid or sold subsequent to the reinvestment period.

Our loan and CMBS investments are subject to prepayment risk. In addition, we may sell, and realize gains (or losses) on, investments. To the extent such assets were held in CDOs subsequent to the end of the reinvestment period, the proceeds are fully utilized to pay down the related CDO’s debt which will cause the leverage on the CDO to decrease. A reduction in leverage will cause our return on equity to decline, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. A decrease in our return on equity could make it more difficult to raise capital in the future.

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

Our investments in commercial real estate loans and real estate securities are subject to changes in credit spreads. When credit spreads widen, the economic value of our existing loans decrease. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than many existing loans, depending on their vintage. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the economic value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. The economic value of our commercial real estate loan portfolio and our real estate securities portfolio has been significantly impacted, and may continue to be significantly impacted, by credit spread widening.

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

We may be subject to lender liability claims.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. There can be no assurance that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

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

Our board of directors is divided into three classes of directors. The current terms of the directors expire in 2012, 2013 and 2014. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year one class of directors is elected by the stockholders. On April 22, 2010, Marc Holliday notified our board of directors that he would not stand for election as a Class III director for a new term at our 2010 annual meeting of stockholders. However, Mr. Holliday agreed with our board of directors that he would remain as a director on an interim basis for an unspecified period of time following our 2010 annual meeting. Mr. Holliday has remained as a director in an interim role for much longer than anticipated. Under Maryland law, a director continues as a director until he resigns or his successor is duly elected and appointed.

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

When necessary, we intend to continue to make distributions to our stockholders to comply with the REIT distribution requirements and avoid corporate income tax and/or excise tax. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement or avoid corporate income or excise tax. We may own assets that generate mismatches between taxable income and available cash. These assets may include (a) securities that have been financed through financing structures which require some or all of available cash flows to be used to service borrowings, (b) loans or CMBS we hold that have been issued at a discount and require the accrual of taxable economic interest in advance of receipt in cash (c) distressed debt on which we may be required to accrue taxable interest income even though the borrower is unable to make current debt service payments in cash and (d) debt investments that generate taxable income but are held by one or more of our CDOS which is not currently making cash distributions to us as the owner of the non-investment liabilities and equity of the CDO. As a result, the requirement to distribute a substantial portion of our net taxable income could cause us to: (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms or (c) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt to comply with REIT requirements.

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

We have substantial net operating and net capital loss carry forwards which we have used to offset our tax and/or distribution requirements. In January 2011, an “ownership change” for purposes of Section 382 of the Internal Revenue Code occurred, which will limit our ability to use these losses in the future. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of our common stock during any cumulative three year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of our common stock. Such a change in ownership may be triggered by regular trading activity in our common stock, which is generally beyond our control. The provisions of Section 382, will impose an annual limit to the amount of net operating loss carryforward that can be used by us to offset future ordinary taxable income, beginning with our 2011 taxable year. Such limitations may increase our dividend distribution requirement in the future which could adversely affect our liquidity.

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

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and not including net capital gains, each year to our stockholders. To qualify for the tax benefits accorded to REITs, we have and intend to continue to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board may deem relevant from time to time.

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

Our TRSs, including GKK Management Co., LLC, GKK Trading Corp., GIT Trading Corp. and Whiteface Holdings, LLC will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. We anticipate that the aggregate value of TRS securities owned by us will be less than 25% of the value of our total assets (including such TRS securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the rule that no more than 25% of the value of a REIT’s assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 25%, limitation discussed above or avoid application of the 100% excise tax discussed above.

Cautionary Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the continuity of the management agreement for the KBS portfolio;
•	reduction in cash flows received from our investments, in particular our CDOs;
•	the adequacy of our cash reserves, working capital and other forms of liquidity;
•	the availability, terms and deployment of short-term and long-term capital;
•	the performance and financial condition of borrowers, tenants, and corporate customers;
•	the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;
•	availability of, and ability to retain, qualified personnel and directors;
•	our ability to satisfy all covenants in our CDOs and specifically compliance with overcollateralization and interest coverage tests;
•	changes to our management and board of directors;
•	the success or failure of our efforts to implement our current business strategy;
•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;

•	the resolution of our non-performing and sub-performing assets and any losses we might recognize in connection with such investments;
•	unanticipated increases in financing and other costs, including a rise in interest rates;
•	availability of investment opportunities on real estate assets and real estate-related and other securities;
•	risks of structured finance investments;
•	risks of real estate acquisitions;
•	the actions of our competitors and our ability to respond to those actions;
•	the timing of cash flows, if any, from our investments;
•	demand for office space;
•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;
•	our ability to identify and complete additional property acquisitions;
•	our ability to profitably dispose of non-core assets;
•	changes in governmental regulations, tax rates and similar matters;
•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);
•	environmental and/or safety requirements;
•	our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes and qualify for our exemption under the Investment Company Act, our operating partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as TRSs for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;
•	the continuing threat of terrorist attacks on the national, regional and local economies; and
•	other factors discussed under Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2011 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of the Quarterly Reports on Form 10-Q.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about our company may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See Item 1, “Business — Corporate Governance and Internet Address: Where Readers Can Find Additional Information.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2011, we did not have any unresolved comments with the staff of the SEC.

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

As of December 31, 2011, Gramercy Finance held interests in one CTL investment, and seven interests in real estate acquired through foreclosures.

As of December 31, 2011, Gramercy Realty’s portfolio consisted of 56 properties, including 41 bank branches and 15 office buildings aggregating approximately 752,816 rentable square feet. As of December 31, 2011, the occupancy of Gramercy Realty’s consolidated properties was 39.2%. The weighted average remaining term of the leases in Gramercy Realty’s consolidated portfolio was 7.1 years. Approximately 15.9% of its contractual rent was derived from leases with financial institution tenants. Gramercy Realty’s two largest tenants are Bank of America and Wells Fargo Bank and for the year ended December 31, 2011, they represented approximately 42.3% and 15.9%, respectively, of the rental income of Gramercy’s consolidated portfolio which includes properties that are classified as discontinued operations, and occupied approximately 9.2% and 7.7%, respectively, of Gramercy Realty’s total consolidated rentable square feet.

The following table presents the Gramercy Realty consolidated portfolio as of December 31, 2011:

Properties(1)	Number of Properties	Rentable Square Feet	Occupancy	Percentage of 2012 Contractual Rent	Percentage of Portfolio NOI(1)
Branches	41	261,732	28.9%	26.4%	77.6%
Office Builidngs	15	491,084	44.7%	73.6%	22.4%
	56	752,816	39.2%	100.0%	100.0%

(1)	Net operating income is a non-GAAP financial measure that represents income before provision for taxes, minority interest and discontinued operations. We believe that net operating income provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with management of the properties. Additionally, we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. Net operating income does not represent net income (loss) in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance. Our calculation of net operating income may be different from the calculation used by other companies and, therefore, comparability may be limited.

Set forth below is information regarding lease expirations for Gramercy Realty’s consolidated properties as of December 31, 2011 (dollars in thousands):

Year of Lease Expiration(1)	Number of Expiring Leases	Total Sq. Ft. under Expiring Leases	Percentage of Total Rentable Sq. Ft.	2011 Contractual Rent under Expiring Leases	Percentage of 2011 Contractual Rent
Monthly	11	11,259	1.5%	$8	0.4%
2012	12	35,267	4.7%	135	6.5%
2013	2	11,068	1.5%	146	7.0%
2014	3	8,524	1.1%	62	3.0%
2015	2	6,148	0.8%	79	3.8%
2016	3	14,054	1.9%	113	5.4%
2017	2	7,325	1.0%	132	6.4%
2018	2	4,766	0.6%	141	6.8%
2019	3	65,643	8.7%	453	21.8%
2020	8	67,479	9.0%	406	19.6%
2021	1	1,666	0.2%	16	0.8%
2022 and thereafter	11	61,796	8.2%	383	18.5%
Total	60	294,995	39.2%	$2,074	100.0%

(1)	Excludes leases for parking, signs and antennae.

Leased Properties

Our corporate offices at 420 Lexington Avenue, New York, New York are subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial lease year and $123 per annum during the final lease year.

Development Plans

As of December 31, 2011, we have no plans for the renovation, improvement or development of our properties other than in connection with its on-going repair and maintenance and tenant leasing programs.

Set forth below is a rollforward of the carrying values for our real estate investments classified as Held for Investment:

	Years Ended December 31 (in thousands)
	2011	2010	2009
Investment in real estate:
Balance at beginning of year	$2,471,923	$3,338,540	$3,326,940
Improvements	8,494	14,308	10,461
Business acquisitions	61,626	74,505	65,978
Change in held for sale	(3,393)	(25,911)	82,637
Impairments	(348)	(822,645)	—
Property sales	(20,547)	(106,874)	(147,476)
Transfer of foreclosed assets	(2,449,065)	—	—
Balance at end of year	$68,690	$2,471,923	$3,338,540
Accumulated depreciation:
Balance at beginning of year	$168,541	$107,460	$47,071
Depreciation expense	39,707	62,436	62,336
Change in held for sale	(296)	(195)	478
Property sales	(412)	(1,160)	(2,425)
Transfer of foreclosed assets	(204,557)	—	—
Balance at end of year	$2,983	$168,541	$107,460

ITEM 3. LEGAL PROCEEDINGS

Two of our subsidiaries are named as defendants in a case captioned Colfin JIH Funding LLC and CDCF JIH Funding, LLC, or Colony, v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC, which is pending in New York State Supreme Court, New York County. The dispute arises from the financing of the Jameson Inns and Signature Inns. Colony has asserted a breach of contract claim against our subsidiaries and is seeking to recover at least $80 million, which represents the amounts of the mezzanine loans held by Colony, and at least $8 million in enforcement costs, plus attorneys’ fees. On January 23, 2012, our subsidiaries filed counterclaims against Colony for breach of contract, tortious interference with contract, breach of the covenant of good faith and fair dealing, and civil conspiracy, and our subsidiaries are seeking to recover at least $80 million in compensatory damages, as well as certain punitive damages and certain costs and fees. Our subsidiaries intend to vigorously defend the claims asserted against them and to pursue all counterclaims against Colony. Colony has moved to dismiss the counterclaims. This matter is in its preliminary stages, and accordingly, we are not able to assess the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

Additionally, the same two subsidiaries are named as defendants in the case captioned U.S. Bank National Association, as Trustee et al v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC, which is pending in New York State Supreme Court, New York County. The dispute arises from the financing of the Jameson Inns and Signature Inns. U.S. Bank, by and through its attorney in fact, Wells Fargo Bank, N.A., has asserted a breach of contract claim against the subsidiaries and is seeking to recover at least $164 million, which represents the amount of U.S. Bank’s mortgage loan, plus attorneys’ fees and enforcement costs. On January 25, 2012, our subsidiaries filed an answer to U.S. Bank’s complaint. Our subsidiaries intend to vigorously defend the claims asserted against them. This matter is in its preliminary stages, and accordingly, we are not able to assess the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

We and certain of our subsidiaries are also named as defendants in an action brought by a former consultant alleging breach of contract and other claims and seeking to recover certain payments alleged to be due under a now-terminated consulting arrangement between the company and the consultant. We intend to vigorously defend the claims asserted against us. We have assessed the likelihood of an unfavorable outcome and have accrued $600,000 which approximates our estimate of potential loss.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 2, 2004 under the symbol “GKK.” On March 13, 2012, the reported closing sale price per share of common stock on the NYSE was $3.04 and there were approximately 214 holders of record of our common stock. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE for the years ended December 31, 2011 and 2010 and the distributions paid by us with respect to the periods indicated.

	2011			2010
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$5.31	$2.77	$—	$4.33	$2.50	$—
June 30	$4.26	$2.02	$—	$3.36	$1.15	$—
September 30	$3.72	$2.35	$—	$1.65	$1.25	$—
December 31	$3.22	$2.50	$—	$2.84	$1.51	$—

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. Beginning with the third quarter of 2008, our board of directors elected to not pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid Series A preferred stock dividend has been accrued for thirteen quarters as of December 31, 2011. Based on current estimates of our taxable loss, we expect that we will have no distribution requirements in order to maintain our REIT status for the 2011 tax year and we expect that we will continue to elect to retain capital for liquidity purposes until the requirement to make a cash distribution to satisfy our REIT requirements arise. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock to the extent we are permitted under U.S. federal income tax laws governing REIT distribution requirements. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full. We expect to continue our policy of generally distributing 100% of our taxable income through dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends” for additional information regarding our dividends.

Stock Performance Graph

This graph compares the performance of our shares with the Standard & Poor’s 500 Composite Index and the NAREIT All REIT Index. This graph assumes $100 invested on January 1, 2007 and assumes the reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG GRAMERCY CAPITAL CORP., S&P 500 COMPOSITE INDEX AND NAREIT ALL REIT INDEX

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2011, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	565,026	$17.25	1,123,197
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	565,026	$17.25	1,123,197

(1)	Includes information related to our 2004 Equity Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Operating Data (In thousands, except share and per share data)

	For the year ended December 31,
	2011	2010	2009	2008	2007
Total revenues	$211,210	$183,597	$191,632	$269,710	$312,509
Property operating expenses	21,280	16,910	10,304	17,658	—
Property and leasehold impairments	—	1,331	3,933	—	—
Interest expense	81,643	85,545	110,804	146,776	170,421
Management fees	—	—	7,787	30,299	22,671
Incentive fee	—	—	—	2,350	32,235
Depreciation and amortization	1,271	1,694	2,215	194	2,157
Management, general and administrative	35,987	33,293	39,374	16,537	13,529
Impairment on loans held for sale and commercial mortgage backed securities	18,423	39,453	151,081	—	—
Impairment on business combination, net	—	2,722	—	—	—
Provision for loan loss	48,180	84,392	517,784	97,853	9,398
Total expenses	206,784	265,340	843,282	311,667	250,411
Income (loss) from continuing operations before equity in income (loss) from unconsolidated joint ventures, provision for taxes and non-controlling interest	4,426	(81,743)	(651,650)	(41,957)	62,098
Equity in net income (loss) of unconsolidated joint ventures	121	(1,255)	113	(340)	3,222
Income (loss) from continuing operations before provision for taxes, gain on extinguishment of debt, and discontinued operations	4,547	(82,998)	(651,537)	(42,297)	65,320
Gain on extinguishment of debt	15,275	19,443	119,305	77,234	3,806
Provision for taxes	(563)	(966)	(2,495)	(53)	(1,341)
Net income (loss) from continuing operations	19,259	(64,521)	(534,727)	34,884	67,785
Net income (loss) from discontinued operations	318,218	(909,022)	14,328	24,804	93,812
Net income (loss)	337,477	(973,543)	(520,399)	59,688	161,597
Net (income) loss attributable to non-controlling interest	—	(145)	770	(385)	—
Net income (loss) attributable to Gramercy Capital Corp.	337,477	(973,688)	(519,629)	59,303	161,597
Accrued preferred stock dividends	(7,162)	(8,798)	(9,414)	(9,344)	(6,567)
Excess of carrying amount of tendered preferred stock over consideration paid	—	13,713	—	—	—
Net income (loss) available to common stockholders	$330,315	$(968,773)	$(529,043)	$49,959	$155,030
Net income (loss) per common share – Basic	$6.58	$(19.40)	$(10.61)	$1.06	$5.54
Net income (loss) per common share – Diluted	$6.48	$(19.40)	$(10.61)	$1.06	$5.28
Basic weighted average common shares outstanding	50,229,102	49,923,930	49,854,174	47,205,078	27,968,387
Diluted weighted average common shares and common share equivalents outstanding	50,990,163	49,923,930	49,854,174	47,330,182	29,378,217

Balance Sheet Data (In thousands)

	Year ended December 31,
	2011	2010	2009	2008	2007
Total real estate investments, net	$86,025	$2,323,700	$3,231,080	$3,279,869	$71,933
Loans and other lending investments, net	1,081,919	1,123,528	1,383,832	2,213,473	2,441,747
Commercial mortgage-backed securities	775,812	1,005,167	984,709	869,973	791,983
Assets held for sale, net	42,965	28,660	841	192,780	295,222
Investment in joint ventures	496	3,650	108,465	93,919	49,440
Total assets	2,258,330	5,491,993	6,765,437	7,818,098	4,205,078
Mortgage note payable	—	1,640,671	1,743,668	1,833,005	59,099
Mezzanine notes payable	—	549,713	553,522	580,462	—
Unsecured credit facility	—	—	—	172,301	—
Term loan, credit facility and repurchase facility	—	—	—	95,897	200,197
Collateralized debt obligations	2,468,810	2,682,321	2,710,946	2,608,065	2,735,145
Junior subordinated notes	—	—	52,500	—	—
Deferred interest debentures held by trusts that issued trust preferred securities	—	—	—	150,000	150,000
Total liablilites	2,698,760	5,984,986	6,197,919	6,785,665	3,456,343
Stockholders' equity	(440,430)	(492,993)	567,518	1,032,433	748,735

Other Data (In thousands)

	For the year ended December 31,
	2011	2010	2009	2008	2007
Funds from operations(1)	$395,288	$53,283	$(417,610)	$123,495	$89,056
Cash flows provided by operating activities	$87,105	$116,831	$86,960	$171,755	$59,574
Cash flows provided by (used by) investing activities	$51,133	$154,707	$131,121	$(490,572)	$(1,229,382)
Cash flows provided by (used by) financing activities	$(195,358)	$(189,038)	$(216,564)	$162,519	$1,443,620

(1)	We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment writedowns of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

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

Gramercy Capital Corp. is a self-managed, integrated commercial real estate finance and property management and investment company. We were formed in April 2004 and commenced operations upon the completion of our initial public offering in August 2004. Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Our property management and investment business, which operates under the name Gramercy Realty, focuses on third party property management of, and to a lesser extent, ownership and management of, commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity, but are divisions through which our commercial real estate finance and property management and investment businesses are conducted.

We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our finance business primarily through two private REITs, Gramercy Investment Trust and Gramercy Investment Trust II, and our commercial real estate investment and property management business through various wholly owned entities as of December 31, 2011.

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

Unless the context requires otherwise, all references to “Gramercy,” “our Company,” “we,” “our” and “us” mean Gramercy Capital Corp., a Maryland corporation, and one or more of its subsidiaries, including our Operating Partnership.

During 2011, we remained focused on improving our consolidated balance sheet by reducing leverage, generating liquidity from existing assets, actively managing portfolio credit, and accretively re-investing repayments in loan and CMBS investments within our CDOs. We also sought to extend or restructure the Goldman Mortgage Loan and the Goldman Mezzanine Loans. The Goldman Mortgage Loan was collateralized by approximately 195 properties held by Gramercy Realty and the Goldman Mezzanine Loans were collateralized by the equity interest in substantially all of the entities comprising our Gramercy Realty division, including its cash and cash equivalents. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions failed. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, Gramercy Realty’s senior mezzanine lender, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, we transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Realty properties that we agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was approximately $2.63 billion. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Settlement and Extinguishment of Debt within Note 2 to the consolidated financial statements.

Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty has changed from being primarily an owner of commercial properties to being primarily a third-party manager of commercial properties. The scale of Gramercy Realty’s revenues has declined as a substantial portion of rental revenues from properties owned by us, have been replaced with fee revenues of a substantially smaller scale for managing properties on behalf of KBS. Additionally, as assets were transferred to KBS, our total assets and liabilities declined substantially.

During 2010, we recorded impairment charges totaling $912.1 million in continuing operations to reduce the carrying value of 692 properties to estimated fair value. All of the impaired properties were part of the Gramercy Realty portfolio and served as collateral for the Goldman Mezzanine Loans. Substantially all of the impaired properties were transferred to KBS pursuant to the Settlement Agreement. As a result of recording these impairments, our total stockholders’ equity, or book equity, was negative $493.9 million as of December 31, 2010. Subsequent to the impairment, the liabilities of the impaired properties exceed the carrying value of the assets and accordingly, the subsequent transfer of assets and liabilities pursuant to the Settlement Agreement generated gains. After all transfers under the Settlement Agreement were completed, such gains reduced our negative stockholders’ equity as of December 31, 2011.

In September 2011, we entered into the Interim Management Agreement, to provide for our continued management of Gramercy Realty’s assets through December 31, 2013 for a fixed fee of $10.0 million annually, the reimbursement of certain costs and incentive fees equal to 10.0% of the excess of the equity value, if any, of the transferred collateral over $375.0 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Threshold Value Participation, and 12.5% of the excess equity value, if any, of the transferred collateral over $468.5 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Excess Value Participation. The minimum amount of the Threshold Value Participation equals $3.5 million. The Threshold Value Participation and the Excess Value Participation will be valued and paid following the earlier of December 13, 2013, subject to extension to no later than December 31, 2015, or the sale by KBS of at least 90% (by value) of the transferred collateral. Under the terms of the Interim Management Agreement, we do not forfeit our incentive fee rights unless we resign as manager or are terminated as manager for cause and, with respect to the Excess Value Participation, in the event of a Failure to Agree Termination (as defined below). The Settlement Agreement obligates the parties to negotiate in good faith to replace the Interim Management Agreement with a more complete and definitive management services agreement on or before March 31, 2012 and provides that if the parties fail to complete a definitive agreement, the Interim Management Agreement will terminate by its terms on June 30, 2012, or a Failure to Agree Termination. We promptly commenced and continue to seek to negotiate a more complete and definitive agreement with KBS not later than March 31, 2012, but there can be no assurance a Failure to Agree Termination will not occur notwithstanding our efforts.

We rely on the credit and equity markets to finance and grow our business. Despite signs of improvement in 2011, market conditions remained difficult for us with limited, if any, availability of new debt or equity capital. Our stock price has remained low and we currently have limited, if any, access to the public or private equity capital markets. In this environment, we have sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing our loan portfolio to encourage repayments, as well as reducing capital and overhead expenses and as a result, have engaged in limited new investment activity, other than reinvestment of available restricted cash within our CDOs.

We may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints to compete in a changed business environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

Notwithstanding the challenges which confront our company, our board of directors remains committed to identifying and pursuing strategies and transactions that could preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders. In considering these alternatives (which could include additional repurchases, issuances of our debt or equity securities, a strategic combination of our company, strategic sale of our assets, or modifying our business plan), we expect our board of directors will carefully consider the potential impact of any such transaction on our liquidity position and our qualification as a REIT and our exemption from the Investment Company Act before deciding to pursue it. We expect our board of directors will only authorize us to take any of these actions if they can be accomplished on terms our board of directors finds attractive. Accordingly, there is a substantial possibility that not all such actions can or will be implemented.

In June 2011, our board of directors established a special committee to direct and oversee an exploration of strategic alternatives available to us subsequent to the execution of the Settlement Agreement for Gramercy Realty’s assets. The special committee is considering the feasibility of raising debt or equity capital, the possibility of a strategic combination of our company, a strategic sale of our assets, or modifying our business plan, including making additional debt repurchases or investing our available capital outside of our CDOs. At the direction of the special committee, we engaged Wells Fargo Securities, LLC to act as our financial advisor and to assist in the process.

The aggregate carrying values, allocated by product type and weighted average coupons of our loans, and other lending investments and CMBS investments as of December 31, 2011 and December 31, 2010, were as follows (dollars in thousands):

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR(2)
	2011	2010	2011	2010	2011	2010	2011	2010
Whole loans, floating rate	$689,685	$659,095	63.8%	58.7%	—	—	331 bps	330 bps
Whole loans, fixed rate	202,209	132,268	18.7%	11.8%	8.35%	7.16%	—	—
Subordinate interests in whole loans, floating rate	25,352	75,066	2.3%	6.7%	—	—	575 bps	297 bps
Subordinate interests in whole loans, fixed rate	89,914	46,468	8.3%	4.1%	10.50%	6.01%	—	—
Mezzanine loans, floating rate	46,002	152,349	4.3%	13.5%	—	—	860 bps	754 bps
Mezzanine loans, fixed rate	23,847	48,828	2.2%	4.3%	10.34%	12.69%	—	—
Preferred equity, floating rate	3,615	5,224	0.3%	0.5%	—	—	234 bps	350 bps
Preferred equity, fixed rate	1,295	4,230	0.1%	0.4%	—	7.25%	—	—
Subtotal/ Weighted average	1,081,919	1,123,528	100.0%	100.0%	9.08%	8.09%	370 bps	400 bps
CMBS, floating rate	47,855	50,798	6.2%	5.1%	—	—	96 bps	394 bps
CMBS, fixed rate	727,957	954,369	93.8%	94.9%	8.22%	8.37%	—	—
Subtotal/ Weighted average	775,812	1,005,167	100.0%	100.0%	8.22%	8.37%	96 bps	394 bps
Total	$1,857,731	$2,128,695	100.0%	100.0%	8.48%	8.32%	354 bps	400 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, unfunded commitments, reserves for loan losses and other adjustments.
(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for our 2005 CDO and our 2006 CDO expired in July 2010 and July 2011, respectively, and will expire for our 2007 CDO in August 2012. In the past, our ability to reinvest has been instrumental in maintaining compliance with the overcollateralization and interest coverage tests for our CDOs. Following the conclusion of each CDO’s reinvestment period, our ability to maintain compliance with such tests for that CDO will be negatively impacted. Additionally, the conclusion of the reinvestment period results in reduced investment activity for us as available cash in the CDOs will generally be used for the repayment of principal on the CDO bonds and will not be available for new investment activity.

As of December 31, 2011, Gramercy Finance also held interests in one CTL investment and seven interests in real estate acquired through foreclosures.

As of December 31, 2011, Gramercy Realty owned a portfolio comprised of 41 bank branches, and 15 office buildings, aggregating approximately 752,816 rentable square feet. As of December 31, 2011, the occupancy of Gramercy Realty’s consolidated properties was 39.2%. The weighted average remaining term of the leases in Gramercy Realty’s consolidated portfolio was 7.1 years. Approximately 15.9% of its contractual rent was derived from leases with financial institution tenants. Gramercy Realty’s two largest tenants are Bank of America and Wells Fargo Bank and as of December 31, 2011, they represented approximately 42.3% and 15.9%, respectively, of the rental income of Gramercy Realty’s portfolio which includes properties classified as discontinued operations, and occupied approximately 9.2% and 7.7%, respectively, of its total rentable square feet.

Summarized in the table below are our Gramercy Realty’s property portfolio statistics as of December 31, 2011and 2010:

	Number of Properties		Rentable Square Feet		Occupancy
Properties	December 31, 2011	December 31, 2010(1)	December 31, 2011	December 31, 2010(1)	December 31, 2011	December 31, 2010(1)
Branches	41	571	261,732	3,689,190	28.9%	84.4%
Office Buildings	15	321	491,084	21,613,441	44.7%	82.3%
Land	—	2	—	—	—	—
Total	56	894	752,816	25,302,631	39.2%	82.6%

(1)	Excludes investments in unconsolidated joint ventures. Approximately 867 properties, comprising approximately 20.9 million rentable square feet, or the KBS portfolio, were subject to the Settlement Agreement and ownership was transferred to KBS, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of the properties on behalf of KBS for a fixed fee plus incentive fees. In addition, the Dana portfolio, which consisted of 15 properties comprising approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

Liquidity

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term (within the next 12 months) liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consists of (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Interim Management Agreement for the KBS portfolio; and, to a lesser extent, (vi) new financings or additional securitizations or CDO offerings and (vii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. We do not anticipate having the ability in the near term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Substantially all of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of the CDOs, all cash flows from the applicable CDO, other than senior collateral management fees, would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of January 2012, the most recent distribution date, our 2005 CDO and our 2006 CDO were in compliance with interest coverage and asset overcollateralization covenants, however the compliance margins were narrow and relatively small declines in collateral performance and credit metrics could cause the CDOs to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the October 2011, April 2011 and January 2011 distribution dates and our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date. We cannot be certain that the CDO tests will continue to be satisfied and that we will continue to receive cash flows relating to our CDOs in the future. If the cash flow from our 2005 CDO and our 2006 CDO is redirected, our business, financial condition, and results of operations would be materially and adversely affected. The chart below is a summary of our CDO compliance tests as of the most recent distribution date (January 25, 2012 for our 2005 CDO and our 2006 CDO and February 19, 2012 for our 2007 CDO):

Cash Flow Triggers	CDO 2005-1	CDO 2006-1	CDO 2007-1
Overcollateralization(1)
Current	118.0%	106.95%	84.11%
Limit	117.9%	105.15%	102.05%
Compliance margin	0.12%	1.80%	-17.94%
Pass/Fail	Pass	Pass	Fail
Interest Coverage(2)
Current	447.36%	672.02%	N/A
Limit	132.85%	105.15%	N/A
Compliance margin	314.51%	566.87%	N/A
Pass/Fail	Pass	Pass	N/A

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by the Company. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the asset’s recovery rate which is determined by the rating agencies. For a defaulted security with a CUSIP that is actively traded, the lower of market value or the product of the security’s principal balance multiplied by the asset’s recovery rate as determined by the rating agencies, is used for the overcollateralization ratio.
(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses, with (i) cash on hand, (ii) cash distributions from any CDO not in default, if any, (iii) income from our real property and unencumbered loan assets, (iv) sale of assets, and (v) or accessing the equity or debt capital markets, if available.

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

Variable Interest Entities

Consolidated VIEs

As of December 31, 2011, the consolidated balance sheet includes $1,990,922 of assets and $2,654,109 of liabilities related to three consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, our net exposure to loss from investments in these entities is limited to its beneficial interests in these VIEs.

Collateralized Debt Obligations

We currently consolidate three collateralized debt obligations, or CDOs, which are VIEs. These CDOs invest in commercial real estate debt instruments, the majority of which we originated within the CDOs, and are financed by the debt and equity issued. We are the collateral manager of all three CDOs. As a result of consolidation, our subordinate debt and equity ownership interests in these CDOs have been eliminated, and the consolidated balance sheet reflects both the assets held and debt issued by these CDOs to third parties. Similarly, the operating results and cash flows include the gross amounts related to the assets and liabilities of the CDOs, as opposed to our net economic interests in these CDOs. Refer to Note 8 for further discussion of fees earned related to the management of the CDOs.

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

We are not obligated to provide any financial support to these CDOs. As of December 31, 2011, we have no exposure to loss as a result of the investment in these CDOs. Since we are the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, we have concluded that we are the primary beneficiary of the CDOs.

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

We are not obligated to provide, nor have we provided, any financial support to these entities. The majority of our securities portfolio, with an aggregate face amount of $1,244,886, is financed by our CDOs, and our exposure to loss is therefore limited to our interests in these consolidated entities described above. We have not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, we do not directly control the activities that most significantly impact the VIEs’ economic performance.

We further analyzed our investment in controlling class CMBS to determine if we were the primary beneficiary. At December 31, 2011, we owned securities of one controlling non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust. The total par amount of the investment was $624,592 at December 31, 2011. The total par amount of CMBS issued by the Trust was $633,654.

The Trust is a resecuritization of $633,654 of CMBS originally rated AA through BB. We purchased a portion of the below investment grade securities, totaling approximately $21,879. The Manager is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. We have determined that we are the non-transferor sponsor of the Trust. As collateral administrator, the Manager has the right to purchase defaulted securities from the Trust at fair value if very specific triggers have been reached. We have no other rights or obligations that could impact the economics of the Trust and therefore have concluded that we are not the primary beneficiary. The Manager can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. Neither we nor the Manager has any on-going financial obligations, including advancing, funding or purchasing collateral in the Trust.

Our maximum exposure to loss as a result of its investment in controlling class CMBS totaled $0, which equals the book value of these investments as of December 31, 2011.

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

During 2011, impairment charges for properties classified as held for investment was $1,237. These properties were reclassified as discontinued operations.

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

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and we are not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to us. As of December 31, 2011 and 2010, we had investments of $496 and $3,650 in unconsolidated joint ventures, respectively.

Assets Held for Sale

Real Estate and CTL Investments Held for Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of December 31, 2011 and 2010, we had real estate investments held for sale of $42,965 and $28,660, respectively. We recorded impairment charges of $1,237, $20,236 and $24,507 during the years ended December 31, 2011, 2010 and 2009, respectively, related to real estate investments classified as held-for-sale.

Loans and Other Lending Investments Held for Sale

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of December 31, 2011 and 2010, we had no loans and other lending investments designated as held for sale. We recorded impairment charges of $0, $2,000, and $138,570, related to the mark-to-market of the loans designated as held-for-sale during the years ended December 31, 2011, 2010 and 2009, respectively.

Commercial Mortgage-Backed Securities

We designate our CMBS investments on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statements of operations using the level yield method. CMBS securities that we do not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Upon the disposition of a CMBS investment designated as available for sale, the unrealized gain or loss recognized in accumulated other comprehensive income is reversed. A realized gain or loss is computed by comparing the amortized cost of the CMBS investment sold to the cash proceeds received, and the resultant gain or loss is recorded in other income on our consolidated statements of operations. Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses, and (ii) the amount related to all other factors. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected and is charged against earnings on the consolidated statement of operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the consolidated balance sheet. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

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

During the year ended December 31, 2011, we sold eight CMBS investments due to credit events for a realized gain of $15,126. During the year ended December 31, 2010, we sold nine CMBS investments due to credit events for a realized loss of $294.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of December 31, 2011 and December 31, 2010 were $280 and $5,440, respectively. We continually review receivables related to rent, tenant reimbursements and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for doubtful accounts or record a direct write-off of the receivable in the consolidated statements of income.

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

At December 31, 2011, we measured certain financial assets and financial liabilities at fair value on a recurring basis, including available-for-sale CMBS securities and derivative instruments. We calculated the fair value using Level III inputs that required management to make significant judgments and assumptions.

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

At December 31, 2011, we measured certain assets at fair value on a nonrecurring basis, including real estate investments, held to maturity CMBS securities, and lending investments.

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

We designate loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and subsequent cash receipts are applied to principal or recognized as income when received. At December 31, 2011, we had one whole loan with a carrying value of $51,417 and two mezzanine loans with an aggregate carrying value of $0, which were classified as non-performing loans. At December 31, 2010, we had one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

We classify loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which we consider to be 90 days from the measurement date. At December 31, 2011, we had two whole loans with an aggregate carrying value of $44,555 and one preferred equity investment with a carrying value of $1,295, which were classified as sub-performing. At December 31, 2010, we had one first mortgage loan with a carrying value of $13,222 and two mezzanine loans with an aggregate carrying value of $9,826, which were classified as sub-performing.

For the years ended December 31, 2011, 2010 and 2009, we recognized $0, $1,482 and $0, respectively, in net gains from the sale of loan investments or commitments.

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

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level we believe is adequate to absorb losses. During the year ended December 31, 2011, we incurred charge-offs totaling $66,856 relating to realized losses on five loans. During the year ended December 31, 2010, we incurred charge-offs totaling $239,078 relating to realized losses on ten loans. We maintained a reserve for loan losses of $244,840 against 15 separate investments with an aggregate carrying value of $294,083 as of December 31, 2011 and a reserve for loan losses of $263,516 against 19 separate investments with an aggregate carrying value of $438,541 as of December 31, 2010.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2011 and 2010 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

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

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2011 and 2010.

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

All hedges held by us are deemed effective based upon the hedging objectives established by our corporate policy governing interest rate risk management. The effect of our derivative instruments on our financial statements is discussed more fully in Note 17 to the consolidated financial statements.

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

For the years ended December 31, 2011, 2010 and 2009, we recorded $563, $966 and $2,495 of income tax expense, respectively. Tax expense for the year ended December 31, 2011 is comprised of federal, state and local taxes. Tax expense for the year ended December 31, 2010 is comprised entirely of state and local taxes. Included in tax expense for the year ended December 31, 2009 is an accrual for state income taxes on the gain on extinguishment of debt. Under federal law, we were allowed to defer these gains until 2014; however, not all states follow this federal rule.

Our policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2011, 2010 and 2009, we did not incur any material interest or penalties.

Results of Operations

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Revenues

	2011	2010	$ Change
Rental revenue	$5,819	$4,986	$833
Investment income	158,750	166,642	(7,892)
Operating expense reimbursements	2,180	2,077	103
Other income	44,461	9,892	34,569
Total revenues	$211,210	$183,597	$27,613
Equity in net income (loss) of joint ventures	$121	$(1,255)	$1,376
Gain on extinguishment of debt	$15,275	$19,443	$(4,168)

Rental revenue was $5,819 for the year ended December 31, 2011, compared to $4,986 for the year ended December 31, 2010. The increase of $833 is primarily due to additional rental revenue from the Whiteface Lodge which we consolidated in July 2010.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the year ended December 31, 2011, $106,168 was earned on fixed rate investments while the remaining $52,582 was earned on floating rate investments. For the year ended December 31, 2010, $99,392 was earned on fixed rate investments while the remaining $67,250 was earned on floating rate investments. The decrease of $7,892 over the prior period is primarily due to the suspension of interest income accruals on certain loans, a decrease in the size of our portfolio of loans and other leading instruments by approximately $271,000, and a decline in LIBOR interest rates in 2011 compared to 2010.

Operating expense reimbursements were $2,180 for the year ended December 31, 2011 and $2,077 for the year ended December 31, 2010. The increase of $103 was primarily related to an increase in property operating expenses which in turn caused an increase in reimbursement income. The remaining increase is due to prior year reimbursement adjustments for tenants adjusted in 2011.

Other income of $44,461 for the year ended December 31, 2011 is primarily comprised of operating income of $7,300 from the Whiteface Lodge which we acquired controlling interest in June 2010, property management fees related to our management from properties we foreclosed on since June 2009 of $304, management fee income of $5,603 pursuant to the Settlement Agreement, loan servicing fees of $1,968, $12,888 gain on settlement of loan investments, and $15,126 gain on sale of CMBS. Other income of $9,892 for the year ended December 31, 2010 is primarily composed of operating income from properties we foreclosed on since June 2009 of $1,527, operating income from the Whiteface Lodge which we acquired controlling interest in July 2010 of $3,460, interest earned on restricted cash balances and other cash balances held by us of $11, gain on sale of CMBS bonds of $1,397, and increase in loan servicing reimbursement and special servicing income of $2,318.

The equity in net income of joint ventures of $121 for the year ended December 31, 2011 represents our proportionate share of the income generated by one of our joint venture interests including $268 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $389. The equity in net loss of joint ventures of $1,255 for the year ended December 31, 2010 represents our proportionate share of the income generated by two of our joint venture interests including $268 of real estate-related depreciation and amortization, which when added back, results in a deduction to FFO of $987. As of December 31, 2011, we classified three investments in joint ventures as discontinued operations. These investments had a loss of $2,098 and FFO of $2,951 for the year ended December 31, 2011. These investments had income of $8,120 and FFO of $4,079 for the year ended December 31, 2010. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

During the year ended December 31, 2011, we repurchased, at a discount, approximately $49,259 of notes previously issued by two of our three CDOs, generating a net gain on extinguishment of debt of $15,275. During the year ended December 31, 2010, we repurchased, at a discount, approximately $39,000 of notes previously issued by two of our three CDOs, generating a net gain on extinguishment of debt of $19,443.

Expenses

	2011	2010	$ Change
Property operating expenses	$21,280	$18,241	$3,039
Interest expense	81,643	85,545	(3,902)
Depreciation and amortization	1,271	1,694	(423)
Management, general and administrative	35,987	33,293	2,694
Management fees	—	—	—
Net Impairment recognized in earnings	18,423	39,453	(21,030)
Impairment on business acquisition, net	—	2,722	(2,722)
Provision for loan loss	48,180	84,392	(36,212)
Provision for taxes	563	966	(403)
Total expenses	$207,347	$266,306	$(58,959)

Property operating expenses increased $3,039 from the $18,241 recorded in the year ended December 31, 2010 to $21,280 recorded in the year ended December 31, 2011. The increase is attributable to $4,154 on the Whiteface Lodge which acquired a controlling interest in July 2010. These increases were partially offset by reductions property impairment charges of $1,331in real estate tax assessments of $392 and lower utilities costs of $491 due to the reduced over-time HVAC charges and energy saving improvements.

Interest expense was $81,643 for the year ended December 31, 2011 compared to $85,545 for the year ended December 31, 2010. The decrease of $3,902 is primarily attributed to reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the year ended December 31, 2011 compared to the year ended December 31, 2010, as well as lower average principal balances outstanding over the same periods due to debt extinguishments, repayments using proceeds from additional cash repayments, sales of certain investments that served as collateral for these borrowings and reduced amortization of financing costs.

We recorded depreciation and amortization expenses of $1,271 for the year ended December 31, 2011, compared to $1,694 for the year ended December 31, 2010. The decrease of $423 is primarily due to $460 of lower amortization on loan costs offset by $37 of higher depreciation and amortization expense on building, equipment, and in-place lease intangible assets reflecting the expiration or termination of related leases.

Management, general and administrative expenses were $35,987 for the year ended December 31, 2011, compared to $33,293 for the same period in 2010. The increase of $2,694 includes $2,545 of higher legal fees in 2011. The increase in legal fees is primarily related to the Jameson Inns and Signature Inns dispute. These increases partially are offset primarily by approximately $66 of decreased salaries, benefits and other administrative costs.

During the year ended December 31, 2011, we recorded an other-than-temporary impairment charge of $18,423 due to adverse changes in expected cash flows related to credit losses for five CMBS investments. During the year ended December 31, 2010, we recorded impairment charges totaling $39,453, consisting of $2,000 on one loan previously classified as held for sale and an other-than-temporary impairment of $37,453 due to adverse changes in expected cash flows related to credit losses for 14 CMBS investments.

During the year ended December 31, 2010, we recorded an impairment charge of $2,722 related to the acquisition of the 60% interest in the Whiteface Lodge.

Provision for loan losses was $48,180 for the year ended December 31, 2011, compared to $84,392 for the year ended December 31, 2010, a decrease of $36,212. The provision was based upon periodic credit reviews of our loan portfolio, and reflects the challenging economic conditions, severe illiquidity in the capital markets and a difficult operating environment.

Provision for taxes was $563 for the year ended December 31, 2011, versus $966 for the year ended December 31, 2010. The decrease of $403 is primarily related to a lower state income tax accrual on the gain on extinguishment of debt in the year ended December 31, 2011.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

Revenues

	2010	2009	$ Change
Rental revenue	$4,986	$3,670	$1,316
Investment income	166,642	184,607	(17,965)
Operating expense reimbursements	2,077	2,098	(21)
Other income	9,892	1,257	8,635
Total revenues	$183,597	$191,632	$(8,035)
Equity in net income (loss) of joint ventures	$(1,255)	$113	$(1,368)
Gain on extinguishment of debt	$19,443	$119,305	$(99,862)

Rental revenue increased by $1,316 primarily due to additional rental revenue $659 on the Whiteface Lodge which we acquired controlling interest in July 2010 and $699 on a property we acquired controlling interest in July 2009.

Investment income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the year ended December 31, 2010, $99,392 was earned on fixed rate investments while the remaining $67,250 was earned on floating rate investments. For the year ended December 31, 2009, $83,346 was earned on fixed rate investments while the remaining $101,261 was earned on floating rate investments. The decrease of $17,965 over the prior period is primarily due to the suspension of interest income accruals on certain payment-in-kind loans, a decrease in the size of our portfolio of loans and other lending instruments by approximately $239,846, and a decline in LIBOR interest rates in 2010 compared to 2009.

Operating expense reimbursements were $2,077 for the year ended December 31, 2010 and $2,098 for the year ended December 31, 2009. The decrease of $21 was primarily related to a decrease in occupancy causing a decrease in reimbursement income.

Other income of $9,892 for the year ended December 31, 2010 is primarily comprised of operating income from properties we foreclosed on since June 2009 of $1,527, operating income from the Whiteface Lodge which we acquired controlling interest in July 2010 of $3,460, interest earned on restricted cash balances and other cash balances held by us of $11, sale of CMBS bonds of $1,397, and increase in loan servicing reimbursement and special servicing income of $2,318. For the year ended December 31, 2009, other income of $1,257 is composed of $288 interest income on CDO bonds, $237 unrealized gains on securities, and $633 in loan servicing reimbursement and special servicing income.

The equity in net loss of joint ventures of $1,255 for the year ended December 31, 2010 represents our proportionate share of the income generated by three of our joint venture interests including $268 of real estate-related depreciation and amortization, which when added back, results in a contribution to or FFO, of $987. The equity in net income of joint ventures of $113 for the year ended December 31, 2009 represents our proportionate share of income generated by two of our joint venture interests including $388 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $1,823. As of December 31, 2010, we classified three investments in joint ventures as discontinued operations, which had income of $8,120 and $7,849 and FFO of $12,199 and $11,911, for the years ended December 31, 2010 and 2009, respectively. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

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

Expenses

	2010	2009	$ Change
Property operating expenses	$18,241	$14,237	$4,004
Interest expense	85,545	110,804	(25,259)
Depreciation and amortization	1,694	2,215	(521)
Management, general and administrative	33,293	39,374	(6,081)
Management fees	—	7,787	(7,787)
Net impairment recognized in earnings	39,453	151,081	(111,628)
Impairment on business acquisition, net	2,722	—	2,722
Provision for loan loss	84,392	517,784	(433,392)
Provision for taxes	966	2,495	(1,529)
Total expenses	$266,306	$845,777	$(579,471)

Property operating expenses increased $4,004 from the $14,237 recorded in the year ended December 31, 2009 to $18,241 recorded in the year ended December 31, 2010. The increase is attributable to $2,556 of expenses related to properties we foreclosed on since June 2009, and $4,221 from the Whiteface Lodge which we acquired a controlling interest in July 2010. These are partially offset by reductions in real estate tax assessments of $163, lower utilities costs of $67 due to the reduced over-time HVAC charges and utility efficiencies and building improvements.

Interest expense was $85,545 for the year ended December 31, 2010 compared to $110,804 for the year ended December 31, 2009. The decrease of $25,259 is primarily attributed to reductions in the interest rate indexes, primarily LIBOR-based, charged on our variable rate debt over the year ended December 31, 2010 compared to the year ended December 31, 2009, as well as lower average principal balances outstanding over the same periods due to debt extinguishments, repayments using proceeds from additional cash repayments, sales of certain investments that served as collateral for these borrowings and reduced amortization of financing costs.

We recorded depreciation and amortization expenses of $1,694 for the year ended December 31, 2010, compared to $2,215 for the year ended December 31, 2009. The decrease of $521 is primarily due to $849 of lower amortization on loan costs offset by $255 of higher depreciation and amortization expense on building, equipment, and in-place lease intangible assets reflecting the expiration or termination of related leases.

Management, general and administrative expenses were $33,293 for the year ended December 31, 2010, compared to $39,374 for the same period in 2009. The decrease of $6,081 includes $5,042 of expense for costs incurred in connection with the internalization of the Manager, the acquisition costs were expensed in 2009, $1,795 of lower legal and audit fees in 2010. The decrease in legal and professional fees is primarily related to loan enforcement and restructurings completed during 2009, costs incurred in connection with modifications sought with respect to our CDOs. These decreases are offset by about $756 of increased salaries, benefits and other administrative costs previously borne by SL Green prior to the internalization of our management in May 2009.

Management fees of $7,787 were expensed for the year ended December 31, 2009. We did not incur any management fees for the year ended December 31, 2010. The decrease is due primarily to the internalization of the Manager, which took place on April 24, 2009. The internalization was completed through a direct acquisition of the Manager, which was previously then a wholly-owned subsidiary of SL Green. Upon completion of the internalization, all management fees payable by us to the Manager were eliminated.

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

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term (within the next 12 months) liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Interim Management Agreement for the KBS portfolio; and, to a lesser extent; (vi) new financings or additional securitizations or CDO offerings; (vii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. We do not anticipate having the ability in the near-term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees, and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the consolidated statement of cash flows included in our financial statements. Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of December 31, 2011 and 2010 we accrued $23,276 and $16,114, respectively, for the Series A preferred stock dividends. Based on current estimates of our taxable loss, we expect that we will have no distribution requirements in order to maintain our REIT status for the 2011 tax year and we expect that we will continue to elect to retain capital for liquidity purposes until the requirement to make a cash distribution to satisfy our REIT requirements arise. We may elect to pay dividends to satisfy our REIT distribution requirements on our common stock in cash or a combination of cash and shares of our common stock to the extent we are permitted under U.S. federal income tax laws. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

Our ability to meet our long-term (beyond the next 12 months) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Our inability to renew, replace or expand our sources of financing on substantially similar terms, or any at all may have an adverse effect on our business and results of operations. Any indebtedness we incur will likely be subject to continuing or more restrictive covenants and we will likely be required to make continuing representations and warranties in connection with such debt. In addition, to the extent we increase our investment activity outside of our CDOs, including originating or acquiring certain “qualified assets” for the purposes of maintaining our REIT compliance or maintenance of our exemption from the Investment Company Act, our existing liquidity and capital resources would be reduced.

Our future borrowings may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain minimum tangible net worth, to maintain a certain portion of our assets free from liens and to secure such borrowings with assets. These conditions could limit our ability to do further borrowings and may have a material adverse effect on our liquidity, the value of our common stock, and our ability to make distributions to our stockholders.

As of the date of this filing, we expect that our cash on hand and cash flow from operations will be sufficient to satisfy our current and our anticipated liquidity needs as well as our recourse liabilities, if any.

The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the CDO interests retained by us and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail to comply with the covenants all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of January 2012, the most recent distribution date, our 2005 CDO and our 2006 CDO were in compliance with interest coverage and asset overcollateralization covenants, however the compliance margins were narrow and relatively small declines in collateral performance and credit metrics could cause the CDOs to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the October 2011, April 2011 and January 2011 distribution dates and our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date. We cannot be certain that the CDO tests will continue to be satisfied and that we will continue to receive cash flows relating to our CDOs in the future. If the cash flow from our 2005 CDO and our 2006 CDO is redirected, our business, financial condition, and results of operations would be materially and adversely affected.

Notwithstanding the challenges which confront our company, our board of directors remains committed to identifying and pursuing strategies and transactions that could preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders. In considering these alternatives (which could include additional repurchases, issuances of our debt or equity securities a strategic combination of our company, strategic sale of our assets, or modifying our business plan), we expect our board of directors will carefully consider the potential impact of any such transaction on our liquidity position and our qualification as a REIT and our exemption from the Investment Company Act before deciding to pursue it. We expect our board of directors will only authorize us to take any of these actions if they can be accomplished on terms our board of directors finds attractive. Accordingly, there is a substantial possibility that not all such actions can or will be implemented.

In June 2011, our board of directors established a special committee to direct and oversee an exploration of strategic alternatives available to us subsequent to the execution of the Settlement Agreement for Gramercy Realty’s assets. The special committee is considering the feasibility of raising debt or equity capital, the possibility of a strategic combination of our company, a strategic sale of our assets, or modifying our business plan, including making additional debt repurchases or investing our available capital outside of our CDOs. At the direction of the special committee, we engaged Wells Fargo Securities, LLC to act as our financial advisor and to assist in the process.

To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock to the extent we are permitted under U.S. federal income tax laws governing REIT distribution requirements. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A Preferred Stock are paid in full.

Cash Flows

Net cash provided by operating activities decreased $29,726 to $87,105 for the year ended December 31, 2011 compared to $116,831 for the same period in 2010. Operating cash flow was generated primarily by net interest income from our commercial real estate finance segment and net rental income from our property management and investment segment. The decrease in operating cash flow for the year ended December 31, 2011 compared to the same period in 2010 was primarily due to a decrease in operating assets and liabilities of $41,018.

Net cash provided by investing activities for the year ended December 31, 2011 was $51,133 compared to $154,707 during the same period in 2010. The increase in cash flow from investing activities is primarily attributable to the, increase in principal collections on investments, increase in investment in CMBS, and an increase in new investment originations for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Net cash used by financing activities for the year ended December 31, 2011 was $195,358 as compared to $189,038 during the same period in 2010. The change is primarily attributable to the increase in restricted cash in the current period and the repayments and repurchase of liabilities issued by our CDOs.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2011, 51,086,266 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

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

Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of December 31, 2011 and 2010, we accrued Series A preferred stock dividends of $23,276 and $16,114, respectively.

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

As of December 31, 2011, there were approximately 499,143 phantom stock units outstanding, of which 499,143 units are vested.

Market Capitalization

At December 31, 2011, our CDOs represented 93.2% of our consolidated market capitalization of $2.7 billion (based on a common stock price of $2.50 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2011). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

The table below summarizes secured and other debt at December 31, 2011 and 2010:

	December 31, 2011(1)	December 31, 2010(1)
Mortgage notes payable	$—	$1,640,671
Mezzanine notes payable	—	549,713
Collateralized debt obligations	2,468,810	2,682,321
Total	$2,468,810	$4,872,705
Cost of debt	—	LIBOR+2.47%

(1)	Pursuant to the Settlement Agreement, the mortgage notes payable and the related collateral was transitioned to KBS, in exchange for a mutual release of claims among us and the mortgage KBS and, subject to certain termination provisions, an arrangement for our continued management of the assets on behalf of KBS for a fixed fee plus incentive fees.

Unsecured Credit Facility

In May 2006, we closed on a $100,000 senior unsecured revolving credit facility with KeyBank, with an initial term of three years and a one-year extension option. In June 2007, the facility was increased to $175,000. In March 2009, we entered into an amendment and compromise agreement with KeyBank to settle and satisfy the loan obligations at a discount for a cash payment of $45,000 and a maximum amount of up to $15,000 from 50% of all payments from distributions after May 2009 from certain junior tranches and preferred classes of securities under our CDOs, which was fully paid in January 2010. We recorded a gain on extinguishment of debt of $107,229 as a result of this agreement.

Mortgage and Mezzanine Loans

Certain real estate assets were subject to mortgage and mezzanine liens. In September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, we transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Realty properties that we agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was approximately $2.63 billion. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Settlement and Extinguishment of Debt within Note 2 to the consolidated financial statements.

Goldman Mortgage Loan

On April 1, 2008, certain of our subsidiaries, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement, the Goldman Mortgage Loan, with GSMC, Citicorp, and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan had an initial maturity date of March 9, 2010, with a single one-year extension option. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provided for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allowed for prepayment under the terms of the agreement, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) was also be pre-paid. In August 2008, an amendment to the loan agreement was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bore interest at 1.99% over LIBOR. We had accrued interest of $256 and borrowings of $240,523 as of December 31, 2010.

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

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, Gramercy Realty’s senior mezzanine lender, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, we transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Realty properties that we agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was approximately $2.63 billion. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Settlement and Extinguishment of Debt within Note 2 to the consolidated financial statements.

Secured Term Loan

On April 1, 2008 First States Investors 3300 B, L.P., an indirect wholly-owned subsidiary, or the PB Loan Borrower, entered into a loan agreement, the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000, or the PB Loan in part to refinance a portion of a portfolio known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 41 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provided for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. We had accrued interest of $395 and borrowings of $219,513 as of December 31, 2010. Pursuant to the Settlement Agreement, the PB Loan and the related collateral was transitioned to KBS, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of the assets on behalf KBS in December 2011 for a fixed fee plus incentive fees.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain of our subsidiaries, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which was secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan had an initial maturity date of on March 9, 2010, with a single one-year extension option. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provided for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allowed for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan was also made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan was cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which an indirect wholly-owned subsidiary of ours is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans, (the Junior Mezzanine Loan and the Senior Mezzanine Loan) by the lenders. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bore interest at 6.00% over LIBOR and the Senior Mezzanine Loan bore interest at 5.20% over LIBOR, and the Goldman Mortgage Loan bore interest at 1.99% over LIBOR. The weighted average of these interest rate spreads was equal to the combined weighted average of the interest rates spreads on the initial loans. We had accrued interest of $1,454 and borrowings of $549,713 as of December 31, 2010.

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

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, we transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Realty properties that we agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was approximately $2.63 billion. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Settlement and Extinguishment of Debt within Note 2 to the consolidated financial statements.

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

The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for us to receive cash flow on the interests retained by us in our CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and we may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of January 2012, the most recent distribution date, our 2005 CDO and our 2006 CDO were in compliance with interest coverage and asset overcollateralization covenants, however the compliance margins were narrow and relatively small declines in collateral performance and credit metrics could cause the CDOs to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the October 2011, April 2011 and January 2011 distribution dates and our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date. We cannot be certain that the CDO tests will continue to be satisfied and that we will continue to receive cash flows relating to our CDOs in the future. If the cash flow from our 2005 CDO and our 2006 CDO is redirected, our business, financial condition and results of operations would be materially and adversely affected.

During the year ended December 31, 2011, we repurchased, at a discount, $49,259 of notes previously issued by two of our three CDOs. We recorded a net gain on the early extinguishment of debt of $15,275 for the year ended December 31, 2011, in connection with the repurchase of notes of such Issuers. During the year ended December 31, 2010, we repurchased, at a discount, $39,000 of notes previously issued by two of our three CDOs. We recorded a net gain on the early extinguishment of debt of $19,443 for the year ended December 31, 2010, in connection with the repurchase of notes of such Issuers.

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

Contractual Obligations

Combined aggregate principal maturities of our CDOs, and operating leases as of December 31, 2011 are as follows:

	CDOs	Interest Payments	Operating Leases	Total
2012	$—	$75,721	$332	$76,053
2013	—	71,002	337	71,339
2014	—	74,702	343	75,045
2015	—	83,239	161	83,400
2016	—	92,863	3	92,866
Thereafter	2,468,810	109,535	—	2,578,345
Total	$2,468,810	$507,062	$1,176	$2,977,048

Additionally, one of our subsidiaries is a borrower under a $31,449 mortgage loan with our 2005 CDO and 2006 CDO acting as lenders, which bears interest at 5.0% and matures in June 2012. These intercompany borrowings are eliminated upon consolidation and therefore do not appear on our consolidated balance sheet.

Leasing Agreements

Our properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and renewal options. In September 2011, pursuant to the Settlement Agreement, substantially all of Gramercy Realty’s assets and liabilities, including its leasing agreements, was transitioned to KBS, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for our continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees.

Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of December 31, 2011 are as follows:

Operating Leases
2012	$3,181
2013	1,984
2014	1,908
2015	1,886
2016	1,795
Thereafter	6,435
Total minimum lease payments	$17,189

Off-Balance-Sheet Arrangements

We have off-balance-sheet investments, including a joint venture and structured finance investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance-sheet arrangements are discussed in Note 6, “Investments in Unconsolidated Joint Ventures” in the accompanying financial statements.

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. We may elect to pay dividends on our common stock in cash or a combination of cash and shares of common stock to the extent we are permitted under U.S. federal income tax laws governing REIT distribution requirements. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

Beginning with the third quarter of 2008, our board of directors elected not to pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends have been accrued for thirteen quarters as of December 31, 2011. Based on current estimates of taxable loss, we believe we will have no distribution requirement in order to maintain our REIT status for the 2011 tax year.

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

Related Party Transactions

In connection with our initial public offering, we entered into a management agreement with the Manager, which was subsequently terminated in April 2009 in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. We paid the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. In October 2008, we entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of our gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to us. We incurred expense to the Manager under this agreement of an aggregate of $0, $0 and $7,534 for the years ended December 31, 2011, 2010 and 2009, respectively.

Prior to the internalization, we were obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green OP and a separate outsource agreement between the Manager and SL Green OP. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The outsource agreement provided for an annual fee payable by us, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the year ended December 31, 2008, we realized expense of $1,721 to the Manager under the outsource agreement. For the year ended December 31, 2008, we realized expense of $4,022 to the Manager, under the asset servicing agreement. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which we were obligated to reimburse the Manager for its costs incurred there under from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to our CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to our CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009. Effective May 2009, we entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for our CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors. For the years ended December 31, 2011, 2010 and 2009 we incurred expense of $3,058, $477 and $1,014, respectively, pursuant to the special servicing arrangement.

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the years ended December 31, 2011, 2010 and 2009 we paid $307, $339 and $437 under this lease, respectively.

In March 2006, we closed on the purchase of a $25,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green was an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $24,478 and $24,821 as of December 31, 2011 and 2010, respectively.

In April 2007, we purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. We sold our 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $25,350, resulting in a loss of $11,885. We recorded our pro rata share of net income of $5,078 and $4,988 for the years ended December 31, 2010 and 2009, respectively.

In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. We sold our 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $38,911, resulting in a loss of $15,407. We recorded our pro rata share of net income of $5,926 and $5,972 for the years ended December 31, 2010 and 2009, respectively.

In September 2007, we acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, we, along with SL Green, sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of our interest in the loan back to SL Green. As of December 31, 2011 and 2010, the loan had a book value of $0 and $0, respectively. In October 2007, we acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of December 31, 2011 and 2010, the loan has a book value of $0, and $0, respectively. We held a contingent interest in the property which was sold to SL Green in December 2010 for $2,016.

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

In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, we subsequently purchased from an affiliate of SL Green, its full participation in the senior mezzanine loan at a discount. As of December 31, 2011 and 2010, the original loan has a book value of $250 and $5,224, respectively, and the subsequently purchased mezzanine loan has a book value of $7,337 and $13,586, respectively and the preferred equity investment has a book value of $3.365 and $0, respectively.

In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, we purchased the remaining 50% interest in the loan from an SL Green affiliate for a discount of $9,420. As of December 31, 2011 and 2010 the loan has a book value of $19,419 and $19,367, respectively.

In September 2008, we closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of December 31, 2010, the loan has a book value of approximately $27,778. In December 2010, we sold our contingent interest to SL Green for $300. In March 2011, the loan was paid in full by the borrower.

In December 2010, the Company sold its interest in a parcel of land located at 292 Madison Avenue in New York, New York to a wholly-owned subsidiary of SL Green. The Company received proceeds of $16,765 and recorded an impairment charge of $9,759.

Funds from Operations

We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment writedowns of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the Year Ended December 31,
	2011	2010	2009
Net income (loss) available to common shareholders	$330,315	$(968,773)	$(529,043)
Add:
Depreciation and amortization	70,215	115,051	122,489
FFO adjustments for unconsolidated joint ventures	3,219	4,347	4,450
Non-cash impairment of real estate investments	1,296	923,885	—
Less:
Non real estate depreciation and amortization	(7,044)	(7,925)	(10,348)
Gain on sale	(2,713)	(13,302)	(5,158)
Funds from operations	$395,288	$53,283	$(417,610)
Funds from operations per share – basic	$7.87	$1.07	$(8.38)
Funds from operations per share – diluted	$7.75	$1.07	$(8.38)

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued new guidance that incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards relative to the reporting of subsequent events, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new guidance, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. We adopted this standard effective April 1, 2009. In February 2010, the FASB issued an Accounting Standards Update (ASU) clarifying the application of this guidance to entities, specifying that if an entity is an SEC filer then it should evaluate subsequent events through the date the financial statements are available to be issued. Additionally the ASU incorporates a definition of an SEC filer and states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. We have applied this update to our consolidated financial statements for the periods ended December 31, 2011 and 2010.

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

In June 2009, the FASB issued new guidance which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard was effective January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements, other than presentation on our consolidated balance sheets.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level I and Level II measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level III inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level II and Level III inputs within the fair value hierarchy. These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level III rollforward, resulted in additional disclosures in our consolidated financial statements. The gross presentation of the Level III rollforward is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of the guidance on January 1, 2011 did not have a material effect on our consolidated financial statements.

In March 2010, the FASB issued a clarification of previous guidance that exempts certain credit related features from analysis as potential embedded derivatives subject to bifurcation and separate fair value accounting. This guidance specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation and separate fair value accounting is required. The adoption of this guidance by the Company on July 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

In July 2010, FASB issued guidance which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. This guidance will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under this guidance as of the end of a reporting period are effective for the Company’s December 31, 2010. In January 2011, the FASB delayed the effective date of the new disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations about on what constitutes a troubled debt restructuring. The effective date of the new disclosures about and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is effective for our September 30, 2011 reporting period. We have applied this update to our consolidated financial statements for the period ended December 31, 2011.

In December 2010, the FASB issued guidance on the disclosure of supplementary pro forma information for business combinations. The guidance specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current period had occurred as of the beginning of the comparable annual period only. The adoption of this guidance for our annual reporting period ending December 31, 2011 will not have a material impact on our consolidated financial statements.

In April 2011, the FASB issued updated guidance on a creditor’s determination of whether a restructuring will be a troubled debt restructuring, which establishes new guidelines in evaluating whether a loan modification meets the criteria of a troubled debt restructuring. This guidance is effective as of the third quarter of 2011, applied retrospectively to the beginning of the fiscal year as required, and its adoption is not expected to have a material effect on our consolidated financial statements.

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to International Financial Reporting Standards, or IFRS, measurement and disclosure requirements. The amendment changes the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective as of January 1, 2012, applied prospectively, and its adoption did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued updated guidance on comprehensive income which amends U.S. GAAP to conform to the disclosure requirements of IFRS. The amendment eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and non-controlling interests and requires a separate statement of comprehensive income or two consecutive statements in the statement of operations and in a separate statement of comprehensive income. This guidance also requires the presentation of reclassification adjustments for each component of other comprehensive income on the face of the financial statements rather than in the notes to the financial statements. This guidance is effective as of January 1, 2012, except for the disclosure of reclassification adjustments which was postponed for re-deliberation by the FASB, and early adoption is permitted, and its adoption did not have a material effect on our consolidated financial statements.

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

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$(9,277)
+200 bps	$(15,907)
+300 bps	$(21,311)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Capital Corp.

We have audited the accompanying consolidated balance sheets of Gramercy Capital Corp. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gramercy Capital Corp. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gramercy Capital Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Capital Corp.

We have audited Gramercy Capital Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gramercy Capital Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s financial statement close process regarding the recognition of other than temporary impairment recorded on impaired commercial mortgage backed securities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gramercy Capital Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2011. This material weakness was considered in determining the nature, timing and extend of audit tests applied in our audit of the 2011 financial statements and this report does not affect our report dated March 15, 2012, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Gramercy Capital Corp. has not maintained, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

New York, New York
March 15, 2012

Gramercy Capital Corp.

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Assets:
Real estate investments, at cost:
Land	$11,915	$608,455
Building and improvements	30,603	1,818,012
Other real estate investments	20,318	20,318
Less: accumulated depreciation	(2,722)	(168,333)
Total real estate investments, net	60,114	2,278,452
Cash and cash equivalents	163,629	220,777
Restricted cash	93	128,806
Pledged government securities, net	—	92,918
Loans and other lending investments, net	828	1,512
Investment in joint ventures	496	3,650
Assets held for sale, net	32,834	—
Tenant and other receivables, net	2,829	44,788
Derivative instruments, at fair value	6	4
Acquired lease assets, net of accumulated amortization of $342 and $147,366	477	310,207
Deferred costs, net of accumulated amortization of $4,899 and $29,929	1,961	8,156
Other assets	4,141	15,210
Subtotal	267,408	3,104,480
Assets of Consolidated Variable Interest Entities (“VIEs”):
Real estate investments, at cost:
Land	21,967	26,486
Building and improvements	4,205	18,970
Less: accumulated depreciation	(261)	(208)
Total real estate investments directly owned	25,911	45,248
Cash and cash equivalents	96	68
Restricted cash	34,122	116,591
Loans and other lending investments, net	1,081,091	1,122,016
Commercial mortgage-backed securities – available for sale	775,812	31,889
Commercial mortgage-backed securities – held to maturity	—	973,278
Assets held for sale, net	10,131	28,660
Derivative instruments, at fair value	913	1,632
Accrued interest	28,660	29,784
Acquired lease assets, net of accumulated amortization of $0 and $153	—	5,546
Deferred costs, net of accumulated amortization of $31,498 and $25,760	9,086	14,744
Other assets	25,100	18,057
Subtotal	1,990,922	2,387,513
Total assets	$2,258,330	$5,491,993

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Liabilities and Equity:
Liabilities:
Mortgage notes payable	$—	$1,640,671
Mezzanine notes payable	—	549,713
Junior subordinated notes	—	—
Total secured and other debt	—	2,190,384
Accounts payable and accrued expenses	14,992	57,688
Dividends payable	23,276	16,114
Accrued interest payable	—	6,934
Deferred revenue	2,392	152,601
Below-market lease liabilities, net of accumulated amortization of $1,189 and $223,256	1,905	691,592
Leasehold interests, net of accumulated amortization of $62 and $7,770	—	17,027
Liabilities related to assets held for sale	1,459	—
Other liabilities	627	734
Subtotal	44,651	3,133,074
Non-Recourse Liabilities of Consolidated VIEs:
Mortgage notes payable	—	—
Collateralized debt obligations	2,468,810	2,682,321
Total secured and other debt	2,468,810	2,682,321
Accounts payable and accrued expenses	4,554	1,438
Accrued interest payable	3,729	4,818
Deferred revenue	88	188
Below-market lease liabilities, net of accumulated amortization of $0 and $26	—	1,556
Liabilities related to assets held for sale	249	531
Derivative instruments, at fair value	175,915	157,932
Other liabilities	764	3,128
Subtotal	2,654,109	2,851,912
Total liabilities	2,698,760	5,984,986
Commitments and contingencies	—	—
Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 51,086,266 and 49,984,559 shares issued and outstanding at December 31, 2011 and 2010, respectively.	50	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 4,600,000 shares authorized, 3,525,822 shares issued and outstanding at December 31, 2011 and 2010.	85,235	85,235
Additional paid-in-capital	1,080,600	1,078,198
Accumulated other comprehensive loss	(440,939)	(160,785)
Accumulated deficit	(1,166,279)	(1,496,594)
Total Gramercy Capital Corp. stockholders' equity	(441,333)	(493,896)
Non-controlling interest	903	903
Total equity	(440,430)	(492,993)
Total liabilities and equity	$2,258,330	$5,491,993

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Rental revenue	$5,819	$4,986	$3,670
Investment income	158,750	166,642	184,607
Operating expense reimbursements	2,180	2,077	2,098
Other income	44,461	9,892	1,257
Total revenues	211,210	183,597	191,632
Expenses
Property operating expenses
Real estate taxes	1,782	1,390	1,389
Utilities	2,164	1,673	1,318
Ground rent and leasehold obligations	800	778	325
Property and leasehold impairments	—	1,331	3,933
Direct billable expenses	8	21	10
Other property operating expenses	16,526	13,048	7,262
Total property operating expenses	21,280	18,241	14,237
Other-than-temporary impairment	52,679	37,453	12,511
Portion of impairment recognized in other comprehensive loss	(34,256)	—	—
Impairment on loans held for sale	—	2,000	138,570
Net impairment recognized in earnings	18,423	39,453	151,081
Interest expense	81,643	85,545	110,804
Depreciation and amortization	1,271	1,694	2,215
Management, general and administrative	35,987	33,293	39,374
Management fees	—	—	7,787
Impairment on business acquisition, net	—	2,722	—
Provision for loan loss	48,180	84,392	517,784
Total expenses	206,784	265,340	843,282
Income (loss) from continuing operations before equity in income from joint ventures, provisions for taxes and non-controlling interest	4,426	(81,743)	(651,650)
Equity in net loss of joint ventures	121	(1,255)	113
Loss from continuing operations before provision for taxes, gain on extinguishment of debt and discontinued operations	4,547	(82,998)	(651,537)
Gain on extinguishment of debt	15,275	19,443	119,305
Provision for taxes	(563)	(966)	(2,495)
Net income (loss) from continuing operations	19,259	(64,521)	(534,727)
Net income (loss) from discontinued operations	29,872	(874,629)	2,831
Net loss from discontinued operations with a related party	—	(9,759)	—
Income on sale of joint venture interests	—	—	6,317
Loss on sale of joint venture interests to a related party	—	(27,292)	—
Gain on settlement of debt	285,634	—	—
Net gains from disposals	2,712	2,658	5,180
Net income (loss) from discontinued operations	318,218	(909,022)	14,328
Net income (loss)	337,477	(973,543)	(520,399)
Net (income) loss attributable to non-controlling interest	—	(145)	770
Net income (loss) attributable to Gramercy Capital Corp.	337,477	(973,688)	(519,629)
Accrued preferred stock dividends	(7,162)	(8,798)	(9,414)
Excess of carrying amount of tendered preferred stock over consideration paid	—	13,713	—
Net income (loss) available to common stockholders	$330,315	$(968,773)	$(529,043)
Basic earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$0.24	$(1.19)	$(10.91)
Net income (loss) from discontinued operations	6.34	(18.21)	0.30
Net income (loss) available to common stockholders	$6.58	$(19.40)	$(10.61)
Diluted earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$0.24	$(1.19)	$(10.91)
Net income (loss) from discontinued operations	6.24	(18.21)	0.30
Net income (loss) available to common stockholders	$6.48	$(19.40)	$(10.61)
Basic weighted average common shares outstanding	50,229,102	49,923,930	49,854,174
Diluted weighted average common shares and common share equivalents outstanding	50,990,163	49,923,930	49,854,174

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Stockholders’ Equity and Non-controlling Interests
(Amounts in thousands, except share data)

	Common Stock		Series A Preferred Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Total Gramercy Capital Corp	Non-controlling interest	Total	Comprehensive Income (loss)
	Shares	Par Value
Balance at December 31, 2008	49,852,243	50	111,205	1,077,983	(160,739)	1,222	1,029,721	2,712	1,032,433	$(35,778)
Net loss						(519,629)	(519,629)	(770)	(520,399)	$(519,629)
Change in net unrealized loss on derivative instruments					63,621		63,621		63,621	63,621
Reclassification of adjustments of net unrealized loss on securities previously available for sale					1,080		1,080		1,080	1,080
Issuance of stock – stock purchase plan	44,523			27			27		27
Stock based compensation – fair value	(12,266)			937			937		937
Dividends accrued on preferred stock						(9,414)	(9,414)		(9,414)
Contributions from non-controlling interests							—	7,227	7,227
Distributions to non-controlling interests				(163)			(163)	(7,831)	(7,994)
Balance at December 31, 2009	49,884,500	50	111,205	1,078,784	(96,038)	(527,821)	566,180	1,338	567,518	$(454,928)
Net loss						(973,688)	(973,688)	145	(973,543)	$(973,688)
Change in net unrealized loss on derivative instruments					(70,603)		(70,603)		(70,603)	(70,603)
Change in unrealized gain or loss on securities available for sale					5,495		5,495		5,495	5,495
Reclassification of adjustments of net unrealized loss on securities previously available for sale					361		361		361	361
Issuance of stock – stock purchase plan	25,211			26			26		26
Stock based compensation – fair value	74,848			1,068			1,068		1,068
Acquisition of non-controlling interest				(1,680)			(1,680)	(580)	(2,260)
Tender of Series A Preferred Stock			(25,970)			13,713	(12,257)		(12,257)
Dividends accrued on preferred stock						(8,798)	(8,798)		(8,798)
Balance at December 31, 2010	49,984,559	$50	$85,235	$1,078,198	$(160,785)	$(1,496,594)	$(493,896)	$903	$(492,993)	$(1,038,435)
Net income						337,477	337,477		337,477	$337,477
Change in net unrealized loss on derivative instruments					(19,334)		(19,334)		(19,334)	(19,334)
Change in unrealized gain or loss on securities available for sale					(260,820)		(260,820)		(260,820)	(260,820)
Issuance of stock – stock purchase plan	20,448						—		—
Stock based compensation – fair value	1,081,259			2,402			2,402		2,402
Acquisition of non-controlling interest							—		—
Tender of Series A Preferred Stock							—		—
Dividends accrued on preferred stock						(7,162)	(7,162)		(7,162)
Balance at December 31, 2011	51,086,266	$50	$85,235	$1,080,600	$(440,939)	$(1,166,279)	$(441,333)	$903	$(440,430)	$57,323

Gramercy Capital Corp.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$337,477	$(973,543)	$(520,399)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	69,430	114,485	123,451
Amortization of leasehold interests	(2,698)	(2,727)	(2,860)
Amortization of acquired leases to rental revenue	(54,420)	(68,507)	(80,666)
Amortization of deferred costs	4,749	7,732	11,580
Amortization of discount and other fees	(33,312)	(28,140)	(24,030)
Payment of capitalized tenant leasing costs	(2,072)	(2,939)	(2,161)
Straight-line rent adjustment	(6,772)	26,289	24,641
Non-cash impairment charges	19,492	963,497	194,286
Non-cash impairment charges with related party	—	9,759	—
Net gain on sale of properties and lease terminations	(2,712)	(2,737)	(5,180)
Impairment on business acquisition, net	(59)	2,722	—
Net realized gain on loans	(16,643)	1,483	—
Equity in net loss of joint ventures	1,977	(6,865)	(8,130)
Gain on extinguishment of debt	(300,909)	(19,443)	(119,305)
Amortization of stock compensation	2,243	1,094	961
Provision for loan losses	48,180	84,392	517,784
Unrealized gain on derivative instruments	16	—	(916)
Net realized gain on sale of joint venture investment	—	—	(6,317)
Net realized loss on sale of joint venture investment to a related party	—	27,292	—
Changes in operating assets and liabilities:
Restricted cash	2,803	15,942	8,836
Tenant and other receivables	27,693	4,576	(12,075)
Accrued interest	1,097	37	(10,064)
Other assets	8,896	1,517	8,143
Management and incentive fees payable	—	—	(847)
Accounts payable, accrued expenses and other liabities	22,306	1,909	(31,819)
Deferred revenue	(39,657)	(40,994)	22,047
Net cash provided by operating activities	87,105	116,831	86,960
Investing Activities
Capital expenditures and leasehold costs	(7,752)	(19,084)	—
Payment for acquistions of real estate investments	—	(4,550)	—
Proceeds from sale of joint venture investment	387	—	(10,450)
Proceeds from sale of securities available for sale	65,584	—	—
Proceeds from sale of joint venture investment to a related party	—	64,203	—
Deferred investment costs	—	—	(651)
Proceeds from sale of real estate	22,895	37,709	172,895
Proceeds from sale of real estate to a related party	—	16,765	—
New investment originations and funded commitments	(293,450)	(121,447)	(55,374)
Principal collections on investments	329,975	221,975	89,106
Proceeds from loan syndications	—	25,617	52,926
Investment in commercial mortgage-backed securities	(84,871)	(63,562)	(119,122)
Distribution received from joint venture	668	—	—

	Year ended December 31,
	2011	2010	2009
Investment in joint venture	372	(3,168)	(3,237)
Change in accrued interest income	71	(11)	(32)
Purchase of marketable investments	3	2	(7)
Sale of marketable investments	6,560	6,139	6,606
Change in restricted cash from investing activities	8,268	(5,881)	(1,539)
Deferred investment costs	2,423	—
Net cash provided by investing activities	51,133	154,707	131,121
Financing Activities
Distribution to non-controlling interests	—	—	(7,995)
Payment for hedge termination	—	—	(4,452)
Proceeds from repurchase facilities	—	—	9,500
Repayments of repurchase facilities	—	(85)	(76,243)
Purchase of interest rate caps	(1,277)	(3,162)	—
Repayment of unsecured credit facility	—	—	(45,000)
Repayment of collateralized debt obligations	(164,977)	—	—
(Repurchase) issuance of collateralized debt obligations	(33,997)	(19,557)	—
Payment for exchange of junior subordinate note	—	(5,000)	—
Repayment of mortgage notes	(33,315)	(43,529)	(111,559)
Proceeds from stock options exercised	160	—	—
Cash transfer pursuant to Settlement Agreement	(37,148)	—	—
Deferred financing costs and other liabilities	(3,742)	(6,698)	(3,205)
Cash consideration paid to redeem preferred stock	—	(16,620)	—
Dividends paid on common stock	—	—	(31)
Change in restricted cash from financing activities	78,938	(94,387)	22,421
Net cash used by financing activities	(195,358)	(189,038)	(216,564)
Net (decrease) increase in cash and cash equivalents	(57,120)	82,500	1,517
Cash and cash equivalents at beginning of period	220,845	138,345	136,828
Cash and cash equivalents at end of period	$163,725	$220,845	$138,345
Non-cash activity
Deferred gain (loss) and other non-cash activity related to derivatives	$(19,334)	$(70,707)	$68,073
Mortgage loans, mezzanine loans and related interest satisfied in connection with deed-in-lieu of foreclosure and settlement agreement	$721,404	$—	$—
Non-cash assets transferred in connection with deed-in-lieu of foreclosure and settlement agreement	$2,776,447	$—	$—
Mortgages and liabilities transferred in connection with deed-in-lieu of foreclosure and settlement agreement	$2,378,324	$—	$—
Debt assumed by purchaser in sale of real estate	$—	$—	$103,621
Supplemental cash flow disclosures
Interest paid	$140,687	$205,441	$192,229
Income taxes paid	$955	$591	$513

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

1. Business and Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a self-managed, integrated, commercial real estate finance and property management and investment company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004.

The Company’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. The Company’s property management and investment business, which operates under the name Gramercy Realty, focuses on third party property management of, and to a lesser extent, ownership and management of, commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company’s commercial real estate finance and property management and investment businesses are conducted.

Substantially all of the Company’s operations are conducted through GKK Capital LP, a Delaware limited partnership, or the Operating Partnership. The Company, as the sole general partner, has responsibility and discretion in the management and control of the Operating Partnership. Accordingly, the Company consolidates the accounts of the Operating Partnership. The Company qualified as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with its taxable year ended December 31, 2004 and the Company expects to qualify for the current fiscal year. To maintain the Company’s qualification as a REIT, the Company plans to distribute at least 90% of taxable income, if any. The Operating Partnership conducts its finance business primarily through the use of two private REITs, Gramercy Investment Trust and Gramercy Investment Trust II, and its commercial real estate investment and property management business through various other wholly owned entities.

During 2011, the Company remained focused on improving its consolidated balance sheet by reducing leverage, generating liquidity from existing assets, actively managing portfolio credit, and accretively re-investing repayments in loan and CMBS investments within our CDOs. The Company also sought to extend or restructure Gramercy Realty’s $240.5 million mortgage loan with Goldman Sachs Mortgage Company, or GSMC, Citicorp North America, Inc., or Citicorp, and SL Green Realty Corp., or SL Green, or the Goldman Mortgage Loan, and Gramercy Realty’s $549.7 million senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSMC, Citicorp and SL Green, or the Goldman Mezzanine Loans. The Goldman Mortgage Loan was collateralized by approximately 195 properties held by Gramercy Realty and the Goldman Mezzanine Loans were collateralized by the equity interest in substantially all of the entities comprising the Company’s Gramercy Realty division, including its cash and cash equivalents. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the Company entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions failed. On May 9, 2011, the Company announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into a collateral transfer and settlement agreement, or the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, Gramercy Realty’s senior mezzanine lender, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

1. Business and Organization  – (continued)

certain termination provisions, the Company’s continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, the Company transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Realty properties that it agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was $2,631,902. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Settlement and Extinguishment of Debt within Note 2 of these consolidated financial statements.

Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty has changed from being primarily an owner of commercial properties to being primarily a third-party manager of commercial properties. The scale of Gramercy Realty’s revenues has declined as a substantial portion of rental revenues from properties owned by the Company, have been replaced with fee revenues of a substantially smaller scale for managing properties on behalf of KBS. Additionally, as assets were transferred to KBS, the Company’s total assets and liabilities declined substantially.

In September 2011, the Company entered into an asset management arrangement upon the terms and conditions set forth in the Settlement Agreement, or the Interim Management Agreement, to provide for the Company’s continued management of Gramercy Realty’s assets through December 31, 2013 for a fixed fee of $10,000 annually, the reimbursement of certain costs and incentive fees equal to 10.0% of the excess of the equity value, if any, of the transferred collateral over $375,000 plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Threshold Value Participation, and 12.5% of the excess equity value, if any, of the transferred collateral over $468,500 plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Excess Value Participation. The minimum amount of the Threshold Value Participation equals $3,500. The Threshold Value Participation and the Excess Value Participation will be valued and paid following the earlier of December 13, 2013, subject to extension to no later than December 31, 2015, or the sale by KBS of at least 90% (by value) of the transferred collateral. Under the terms of the Interim Management Agreement, the Company does not forfeit its incentive fee rights unless the Company resigns as manager or is terminated as manager for cause and, with respect to the Excess Value Participation, in the event of a Failure to Agree Termination (as defined below). The Settlement Agreement obligates the parties to negotiate in good faith to replace the Interim Management Agreement with a more complete and definitive management services agreement on or before March 31, 2012 and provides that if the parties fail to complete a definitive agreement, the Interim Management Agreement will terminate by its terms on June 30, 2012, or a Failure to Agree Termination. The Company promptly commenced and continues to seek to negotiate a more complete and definitive agreement with KBS not later than March 31, 2012, but there can be no assurance a Failure to Agree Termination will not occur notwithstanding the Company’s efforts.

The Company relies on the credit and equity markets to finance and grow its business. Despite signs of improvement in 2011, market conditions remained difficult for the Company with limited, if any, availability of new debt or equity capital. The Company’s stock price has remained low and it currently has limited, if any, access to the public or private equity capital markets. In this environment, the Company has sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing its loan portfolio to encourage repayments, as well as reducing capital and overhead expenses and as a result, has engaged in limited new investment activity, other than reinvestment of available restricted cash within the Company’s CDOs. Nevertheless, the Company remains committed to identifying and pursuing strategies and transactions that could preserve or improve cash flows from its CDOs,

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

1. Business and Organization  – (continued)

increase the Company’s net asset value per share of common stock, improve the Company’s future access to capital or otherwise potentially create value for the Company’s stockholders.

In June 2011, the Company’s Board of Directors established a special committee to direct and oversee an exploration of strategic alternatives available to the Company subsequent to the execution of the Settlement Agreement for the Gramercy Realty’s assets. The special committee is considering the feasibility of raising debt or equity capital, a strategic combination of the Company, strategic sale of our assets, or modifying our business plan. At the direction of the special committee, the Company engaged Wells Fargo Securities, LLC to act as its financial advisor to assist in the process.

As of December 31, 2011, Gramercy Finance held loans and other lending investments and CMBS of $1,857,731 net of unamortized fees, discounts, asset sales, unfunded commitments reserves for loan losses and other adjustments, with an average spread to 30-day LIBOR of 354 basis points for its floating rate investments, and an average yield of approximately 8.48% for its fixed rate investments. As of December 31, 2011, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment and seven interests in real estate acquired through foreclosures.

As of December 31, 2011, Gramercy Realty’s portfolio consisted of 41 bank branches and 15 office buildings aggregating 752,816 rentable square feet. As of December 31, 2011, the occupancy of Gramercy Realty’s consolidated properties was 39.2%. The weighted average remaining term of the leases in Gramercy Realty’s consolidated portfolio was 7.1 years. Approximately 15.9% of its contractual rent was derived from leases with financial institution tenants. Gramercy Realty’s two largest tenants are Bank of America and Wells Fargo Bank and as of December 31, 2011, they represented approximately 42.3% and 15.9%, respectively, of the rental income of the Company’s portfolio which includes properties classified as discontinued operations and occupied approximately 9.2% and 7.7%, respectively, of Gramercy Realty’s total rentable square feet.

2. Significant Accounting Policies

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation for assets classified as discontinued operations.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities, or VIE, in which the Company is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses, and determined that the Company is the primary beneficiary for three VIE and has included the accounts of this entity in the consolidated financial statements.

Entities which the Company does not control and entities which are VIEs, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

2. Significant Accounting Policies  – (continued)

Variable Interest Entities

The following is a summary of the Company’s involvement with VIEs as of December 31, 2011:

	Company carrying value – assets		Company carrying value – liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Collateralized debt obligations	$1,990,922		$2,654,109	$2,927,748	$2,880,953
Unconsolidated VIEs
CMBS-controlling class	$—	(1)	$—	$624,592	$624,592

(1)	CMBS are assets held by the collateralized debt obligations classified on the Consolidated Balance Sheets as an Asset of Consolidated VIEs.

The following is a summary of the Company’s involvement with VIEs as of December 31, 2010:

	Company carrying value – assets		Company carrying value – liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Collateralized debt obligations		$2,387,513	$2,851,912	$3,103,990	$3,063,802
Unconsolidated VIEs
CMBS-controlling class	$	— (1)	$—	$633,654	$633,654

(1)	CMBS are assets held by the collateralized debt obligations classified on the Consolidated Balance Sheets as an Asset of Consolidated VIEs.

Consolidated VIEs

As of December 31, 2011, the consolidated balance sheet includes $1,990,922 of assets and $2,654,109 of liabilities related to three consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, the Company’s net exposure to loss from investments in these entities is limited to its beneficial interests in these VIEs.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

2. Significant Accounting Policies  – (continued)

The Company is not obligated to provide any financial support to these CDOs. As of December 31, 2011, the Company has no exposure to loss as a result of the investment in these CDOs. Since the Company is the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, the Company has concluded that it is the primary beneficiary of the CDOs.

Unconsolidated VIEs

Investment in CMBS

The Company has investments in certain CMBS, which are considered to be VIEs. These securities were acquired through investment, and are primarily comprised of securities that were originally investment grade securities, and do not represent a securitization or other transfer of the Company’s assets. The Company is not named as the special servicer or collateral manager of these investments, except as discussed further below.

The Company is not obligated to provide, nor has it provided, any financial support to these entities. Substantially all of the Company’s securities portfolio, with an aggregate face amount of $1,244,886, is financed by the Company’s CDOs, and the Company’s exposure to loss is therefore limited to its interests in these consolidated entities described above. The Company has not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, the Company does not directly control the activities that most significantly impact the VIEs’ economic performance.

The Company further analyzed its investment in controlling class CMBS to determine if it was the primary beneficiary. At December 31, 2011, the Company owned securities of one controlling non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, with a carrying value of $0. The total par amount of the investment is $624,592 at December 31, 2011. The total par amount of CMBS issued by the Trust was $633,654.

The Trust is a resecuritization of $633,654 of CMBS originally rated AA through BB. The Company purchased a portion of the below investment grade securities, totaling approximately $21,879. The Manager is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. The Company has determined that it is the non-transferor sponsor of the Trust. As collateral administrator, the Manager has the right to purchase defaulted securities from the Trust at fair value if very specific triggers have been reached. The Company has no other rights or obligations that could impact the economics of the Trust and therefore has concluded that it is not the primary beneficiary. The Manager can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. Neither the Company nor the Manager has any on-going financial obligations, including advancing, funding or purchasing collateral in the Trust.

The Company’s maximum exposure to loss as a result of its investment in controlling class CMBS totaled $0, which equals the book value of these investments as of December 31, 2011.

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
December 31, 2011

2. Significant Accounting Policies  – (continued)

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

During 2011, the Company recorded impairment charges for properties classified as held for investment of $1,237. These properties were reclassified as discontinued operations as part of the settlement agreement.

During 2010, the Company recorded impairment charges of $933,884 related to its investments in real estate, including $85,294 of impairments on intangible assets. Impairment charges for properties classified as held for investment were $913,648 and $20,236 has been recorded on properties reclassified as discontinued operations. The Company recorded impairment charges totaling $912,147 in continuing operations during 2010 to reduce the carrying value of 692 properties to the estimated fair value. All of the impaired properties served as collateral for the Goldman Mezzanine Loans and were part of the Gramercy Realty portfolio. The Company also recorded impairment charges on three leasehold properties totaling $1,501 based on the difference between estimated cash flow shortfalls over the sub-tenants’ lease term. No other real estate assets in the portfolio were determined to be impaired as of December 31, 2010 as a result of the analysis. The estimated fair values for the properties serving as collateral for the Goldman Mezzanine loans were calculated using discounted cash flows based on internally developed models and residual values calculated with capitalization rates utilizing a study completed by a third party property management provider for similar types of buildings. The Company used a range of possible future outcomes or a probability-weighted approach to determine the proper timing of the impairment. The Company determined that, as of December 31, 2010,

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

2. Significant Accounting Policies  – (continued)

based on the likelihood of the range of possible outcomes and the probability-weighted cash flows, its investments in real estate were impaired.

During 2009, the Company recorded impairment charges of $43,440 related to its investments in real estate. Impairment charges for properties classified as held for investment were $18,932 and $24,507 has been recorded on properties reclassified as discontinued operations. The Company recorded impairment charges totaling $18,870 in continuing operations during 2009 to reduce the carrying value of the properties to their estimated fair value. The Company also recorded impairment charges on one leasehold property totaling $62 based on the difference between estimated cash flow shortfalls over the sub-tenant’s lease term. The estimated fair values for the properties was calculated using discounted cash flows based on internally developed models and residual values calculated with capitalization rates.

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

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in unconsolidated joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of December 31, 2011 and 2010, the Company had investments of $496 and $3,650 in unconsolidated joint ventures, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2011 consists of $34,122 on deposit with the trustee of the Company’s collateralized debt obligations, or CDOs. The remaining balance consists of $8,517, which includes $8,424 related to assets held for sale, which represents amounts escrowed pursuant to mortgage agreements securing the Company’s real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

2. Significant Accounting Policies  – (continued)

Assets Held for Sale

Real Estate and CTL Investments Held for Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of December 31, 2011 and 2010, the Company had real estate investments held for sale of $42,965 and $28,660, respectively. The Company recorded impairment charges of $1,237, $20,236 and $24,507 during the years ended December 31, 2011, 2010 and 2009, respectively, related to real estate investments classified as held-for-sale.

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

As of December 31, 2011 and 2010, the Company had no loans and other lending investments designated as held-for-sale. The Company recorded impairment charges of $0, $2,000 and $138,570, related to the mark-to-market of the loans designated as held-for-sale during the years ended December 31, 2011, 2010 and 2009, respectively.

Settlement and Extinguishment of Debt

A gain on settlement of debt is recorded when the carrying amount of the liability settled exceeds the fair value of the assets transferred to the lender or special servicer in accordance with GAAP. Pursuant to the execution of the Settlement Agreement, the transfer of 867 Gramercy Realty properties, with an aggregate carrying value of $2,631,902 and associated mortgage, mezzanine and other liabilities of $2,843,345, occurred in September and December 2011 and the Company recognized a gain on settlement of debt of $211,443 in connection with such transfer as part of discontinued operations on the Consolidated Statement of Operations. The gain on settlement of debt includes $54,083 of gain on disposal of assets. During the year ended December 31, 2011, the Company recorded $2,489 of legal and professional fees related to the restructuring of the Goldman Mortgage Loan and the Goldman Mezzanine Loans in the Consolidated Statement of Operations.

In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. The Company recognized gain on settlement of debt of $74,191 for each of the three and nine months ended September 30, 2011 as part of discontinued operations on the Condensed Consolidated Statement of Operations. The Company realized a $15,892 gain on the disposal the assets, which is included in the gain on settlement of debt.

During the year ended December 31, 2011 and 2010, the Company repurchased, at a discount, $49,259 and $39,000, respectively, of notes previously issued by the Company’s CDOs, and recorded a net gain on the early extinguishment of debt of $15,275 and $19,443 for the years ended December 31, 2011 and 2010, respectively.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

2. Significant Accounting Policies  – (continued)

Commercial Mortgage-Backed Securities

The Company designates its CMBS investments on the date of acquisition of the investment. Held to maturity investments are stated at cost plus any premiums or discounts which are amortized through the consolidated statement of operations using the level yield method. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Upon the disposition of a CMBS investment designated as available for sale, the unrealized gain or loss recognized in accumulated other comprehensive income is reversed. A realized gain or loss is computed by comparing the amortized cost of the CMBS investment sold to the cash proceeds received, and the resultant gain or loss is recorded in other income on the Consolidated Statement of Operations. Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses and (ii) the amount related to all other factors. The evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including key terms of the securities and the effect of local, industry and broader economic trends. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected and is charged against earnings on the Consolidated Statement of Operations. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the consolidated balance sheet. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

On a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to fair value with the resulting charge against earnings and a new cost basis is established with the difference between the revised present value of cash flows and the security's fair value recognized as a component of other comprehensive loss on the Consolidated Balance Sheet.

The Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income. In January 2009, the FASB clarified the guidance for impairment by removing the requirement to place exclusive reliance on market participants’ assumptions about future cash flows when evaluating an asset for other-than-temporary impairment. The standard now requires that assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due. As of December 31, 2011, 2010 and 2009, the Company recognized other-than-temporary impairments of $18,423, $37,453 and $12,511 respectively, due to adverse changes in expected cash flows related to credit losses for five, 14 and five CMBS investments, respectively, which are recorded in the Company’s Consolidated Statement of Operations.

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
December 31, 2011

2. Significant Accounting Policies  – (continued)

when available, may vary to some degree, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

During the year ended December 31, 2011, the Company sold eight CMBS investments for a realized gain of $15,126. During the year ended December 31, 2010, the Company sold nine CMBS investments for a realized loss of $294.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of December 31, 2011 and December 31, 2010, were $280 and $5,440, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the consolidated statements of income.

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
December 31, 2011

2. Significant Accounting Policies  – (continued)

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

Intangible assets and acquired lease obligations consist of the following:

	December 31, 2011(1)	December 31, 2010
Intangible assets:
In-place leases, net of accumulated amortization of $1,388 and $114,383	$4,305	$248,021
Above-market leases, net of accumulated amortization of $153 and $33,136	672	67,732
Amounts related to assets held for sale, net of accumulated amortization of $1,199 and $0	(4,500)	—
Total intangible assets	$477	$315,753
Intangible liabilities:
Below-market leases, net of accumulated amortization of $1,469 and $223,282	$3,207	$693,148
Amounts related to liabilities held for sale, net of accumulated amortization of $280 and $0	(1,302)	—
Total intangible liabilities	$1,905	$693,148

(1)	Refer to footnote 5 of these consolidated financial statements for a further discussion of the impact of the settlement agreement.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

2. Significant Accounting Policies  – (continued)

The following table provides the weighted-average amortization period as of December 31, 2011 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted- Average Amortization Period	2012	2013	2014	2015	2016
In-Place Leases	12.7	$51	$38	$38	$38	$38
Total to be included in Depreciation and Amorization Expense		$51	$38	$38	$38	$38
Above-Market Lease Assets	16.2	$7	$7	$7	$7	$7
Below-Market Lease Liabilities	14.2	(202)	(166)	(166)	(166)	(166)
Total to be included in Rental Revenue		$(195)	$(159)	$(159)	$(159)	$(159)

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

The Company assessed the cost associated with its legal obligation to remediate asbestos in its properties known to contain asbestos and recorded the present value of the asset retirement obligation. As of

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

2. Significant Accounting Policies  – (continued)

December 31, 2011 and December 31, 2010 the Company has recorded a liability of approximately $814 and $3,686, respectively. The Company recorded an expense of $139 of which $122 is within discontinued operations, $188, and $175 for the years ended December 31, 2011, 2010, and 2009, respectively.

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
December 31, 2011

2. Significant Accounting Policies  – (continued)

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

The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and subsequent cash receipts are applied to principal or recognized as income when received. At December 31, 2011, the Company had one whole loan with a carrying value of $51,417 and two mezzanine loans with an aggregate carrying value of $0, which were classified as non-performing loans. At December 31, 2010, the Company had one second lien loan with a carrying value of $0 and one third lien loan with a carrying value of $0, which were classified as non-performing loans.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

2. Significant Accounting Policies  – (continued)

The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At December 31, 2011, two whole loans with an aggregate carrying value of $44,555 and one preferred equity investment with a carrying value of $1,295 were classified as sub-performing. At December 31, 2010, one first mortgage loan with a carrying value of $13,222 and two mezzanine loans with an aggregate carrying value of $9,826 were classified as sub-performing.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized $0, $1,482 and $0, respectively, in net gains from the sale of debt investments or commitments.

Reserve for Loan Losses

Specific valuation allowances are established for loan losses on loans in instances where it is deemed probable that the Company may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. The reserve is increased through the provision for loan losses on the consolidated statement of operations and is decreased by charge-offs when losses are realized through sale, foreclosure, or when significant collection efforts have ceased.

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

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb losses. During the year ended December 31, 2011, the Company incurred charge-offs totaling $66,856 relating to realized losses on five loans. During the year ended December 31, 2010, the Company incurred charge-offs totaling $239,078 relating to realized losses on ten loans. The Company maintained a reserve for loan losses of $244,840 against 15 separate investments with an aggregate carrying value of $294,083 as of December 31, 2011, and a reserve for loan losses of $263,516 against 19 separate investments with an aggregate carrying value of $438,541 as of December 31, 2010.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2011 and 2010 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

2. Significant Accounting Policies  – (continued)

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

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2011 and 2010.

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
December 31, 2011

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

Income Taxes

The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income, to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company is subject to certain state and local taxes.

For the years December 31, 2011, 2010 and 2009, the Company recorded $563, $966 and $2,495 of income tax expense, respectively. Tax expense for the year ended December 31, 2011 is comprised of federal, state and local taxes. Tax expense for the year ended December 31, 2010 is comprised entirely of state and local taxes. Included in tax expense for the year ended December 31, 2009 is an accrual for state income taxes on the gain on extinguishment of debt of $119,305. Under federal tax law, the Company is allowed to defer this gain until 2014; however not all states follow this federal rule.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2011, 2010 and 2009, the Company did not incur any material interest or penalties.

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
December 31, 2011

2. Significant Accounting Policies  – (continued)

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

Three investments accounted for approximately 21.1% of the total carrying value of the Company’s debt investments as of December 31, 2011 compared to four investments which accounted for approximately 24.2% of the total carrying value of the Company’s debt investments as of December 31, 2010. Seven investments accounted for approximately 16.3% of the revenue earned on the Company’s debt investments for the year ended December 31, 2011, seven investments accounted for approximately 17.2% of the revenue earned on the Company’s debt investments for the year ended December 31, 2010 and six investments which accounted for approximately 16.7% of the revenue earned on the Company’s debt investments for the year ended December 31, 2009. The largest sponsor accounted for approximately 14.1% and 10.7% of the total carrying value of the Company’s debt investments as of December 31, 2011 and 2010, respectively. The largest sponsor accounted for approximately 5.6% of the revenue earned on the Company’s debt investments for the year ended December 31, 2011, compared to approximately 5.8% and 5.9% of the revenue earned on the Company’s debt investments for the years ended December 31, 2010 and 2009, respectively.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued new guidance that incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards relative to the reporting of subsequent events, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new guidance, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. The Company adopted this standard effective April 1, 2009. In February 2010, the FASB issued an Accounting Standards Update (ASU) clarifying the application of this guidance to entities, specifying that if an entity is an SEC filer then it should evaluate subsequent events through the date the financial statements are available to be issued. Additionally the ASU incorporates a definition of an SEC filer and states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. The Company has applied this update to its consolidated financial statements for the periods ended December 31, 2011 and 2010.

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
December 31, 2011

2. Significant Accounting Policies  – (continued)

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

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level I and Level II measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level III inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level II and Level III inputs within the fair value hierarchy. These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level III rollforward, resulted in additional disclosures in the consolidated financial statements. The gross presentation of the Level III rollforward is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of the guidance on January 1, 2011 did not have a material effect on the Company’s consolidated financial statements.

In March 2010, the FASB issued a clarification of previous guidance that exempts certain credit related features from analysis as potential embedded derivatives subject to bifurcation and separate fair value accounting. This guidance specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation and separate fair value accounting is required. The adoption of this guidance by the Company on July 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

In July 2010, FASB issued guidance which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. This guidance will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under this guidance as of the end of a reporting period are effective for the Company’s December 31, 2010. In January 2011, the FASB delayed the effective date of the new disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations about on what constitutes a troubled debt restructuring. The effective date of the new disclosures about and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is effective for the Company’s September 30, 2011 reporting period. The Company has applied this update to its consolidated financial statements for the period ended December 31, 2011.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

2. Significant Accounting Policies  – (continued)

In December 2010, the FASB issued guidance on the disclosure of supplementary pro forma information for business combinations. The guidance specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current period had occurred as of the beginning of the comparable annual period only. The adoption of this guidance for the Company’s annual reporting period ending December 31, 2011 did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued updated guidance on a creditor’s determination of whether a restructuring will be a troubled debt restructuring, which establishes new guidelines in evaluating whether a loan modification meets the criteria of a troubled debt restructuring. This guidance is effective as of the third quarter of 2011, applied retrospectively to the beginning of the fiscal year as required, and its adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to International Financial Reporting Standards, or IFRS, measurement and disclosure requirements. The amendment changes the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective as of January 1, 2012, applied prospectively, and its adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued updated guidance on comprehensive income which amends U.S. GAAP to conform to the disclosure requirements of IFRS. The amendment eliminates the option to present components of other comprehensive income as part of the Statement of Stockholders’ Equity and Non-Controlling Interests and requires a separate Statement of Comprehensive Income or two consecutive statements in the Statement of Operations and in a separate Statement of Comprehensive Income. This guidance also requires the presentation of reclassification adjustments for each component of other comprehensive income on the face of the financial statements rather than in the notes to the financial statements. This guidance is effective as of January 1, 2012, except for the disclosure of reclassification adjustments which was postponed for re-deliberation by the FASB, and early adoption is permitted, and its adoption did not have a material effect on the Company’s consolidated financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

3. Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company’s loan, other lending investments, and CMBS investments as of December 31, 2011 and December 31, 2010, were as follows:

	Carrying Value(1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR(2)
	2011	2010	2011	2010	2011	2010	2011	2010
Whole loans, floating rate	$689,685	$659,095	63.8%	58.7%	—	—	331 bps	330 bps
Whole loans, fixed rate	202,209	132,268	18.7%	11.8%	8.35%	7.16%	—	—
Subordinate interests in whole loans, floating rate	25,352	75,066	2.3%	6.7%	—	—	575 bps	297 bps
Subordinate interests in whole loans, fixed rate	89,914	46,468	8.3%	4.1%	10.50%	6.01%	—	—
Mezzanine loans, floating rate	46,002	152,349	4.3%	13.5%	—	—	860 bps	754 bps
Mezzanine loans, fixed rate	23,847	48,828	2.2%	4.3%	10.34%	12.69%	—	—
Preferred equity, floating rate	3,615	5,224	0.3%	0.5%	—	—	234 bps	350 bps
Preferred equity, fixed rate	1,295	4,230	0.1%	0.4%	—	7.25%	—	—
Subtotal/Weighted average	1,081,919	1,123,528	100.0%	100.0%	9.08%	8.09%	370 bps	400 bps
CMBS, floating rate	47,855	50,798	6.2%	5.1%	—	—	96 bps	394 bps
CMBS, fixed rate	727,957	954,369	93.8%	94.9%	8.22%	8.37%	—	—
Subtotal/Weighted average	775,812	1,005,167	100.0%	100.0%	8.22%	8.37%	96 bps	394 bps
Total	$1,857,731	$2,128,695	100.0%	100.0%	8.48%	8.32%	354 bps	400 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, asset sales, unfunded commitments, reserves for loan losses and other adjustments.
(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

3. Loans and Other Lending Investments  – (continued)

For the years ended December 31, 2011 and 2010, the Company purchased $175,400 and $22,956 of loan investments, respectively.

Quarterly, the Company evaluates its loans for instances where specific valuation allowances are necessary, as described in Note 2. As a component of the Company’s quarterly policies and procedures for loan valuation and risk assessment, each loan is assigned a risk rating. Individual ratings range from one to six, with one being the lowest risk and six being the highest risk. Each credit risk rating has benchmark guidelines which pertain to debt-service coverage ratios, loan-to-value, or LTV ratio, borrower strength, asset quality, and funded cash reserves. Other factors such as guarantees, market strength, remaining loan term and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan. Loans with a risk rating of one to three have characteristics of a lower risk loan and such loans are generally expected to perform through maturity. Loans with a risk rating of four to five generally have characteristics of a higher risk loan and may indicate instances of a higher likelihood of a contractual default or expectation of a principal loss. Loans with a risk rating of six are nonperforming and often times have been fully reserved.

A summary of the Company’s loans by loan class as of December 31, 2011 and 2010 are as follows:

	Risk Ratings as of December 31, 2011
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole Loans	21	$610,533	$583,405	11	$440,752	$308,491
Subordinate Mortgage Interests(1)	5	134,932	115,265	—	—	—
Mezzanine Loans	—	—	—	7	128,244	69,848
Preferred Equity	—	—	—	3	68,116	4,910
Total	26	$745,465	$698,670	21	$637,112	$383,249

(1)	Includes one Interest-Only Strip.

	Risk Ratings as of December 31, 2010
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole Loans	11	$412,837	$403,265	18	$504,229	$388,098
Subordinate Mortgage Interests(1)	6	96,145	96,073	3	85,494	25,461
Mezzanine Loans	2	39,979	40,342	10	214,151	160,835
Preferred Equity	—	—	—	2	60,668	9,454
Total	19	$548,961	$539,680	33	$864,542	$583,848

(1)	Includes one Interest-Only Strip.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

3. Loans and Other Lending Investments  – (continued)

As of December 31, 2011, the Company’s loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing		Current Carrying Value (In thousands)		% of Total
2012	18	(1)	$352,627		32.6%
2013	11		242,254		22.4%
2014	6		103,075		9.5%
2015	5		102,479		9.5%
2016	2		107,520		9.9%
Thereafter	5		173,964		16.1%
Total	47		$1,081,919		100.0%
Weighted average maturity			2.3	(2)

(1)	Of the loans maturing in 2012, four investments with an aggregate carrying value of $142,856 have extension options, which may be subject to performance criteria.
(2)	The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the years ended December 31, 2011, 2010 and 2009, the Company’s investment income from loan and other lending investments and CMBS investments, was generated by the following investment types:

	For the year ended December 31, 2011		For the year ended December 31, 2010		For the year ended December 31, 2009
Investment Type	Investment Income	% of Total	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$50,227	31.6%	$55,328	33.2%	$74,536	40.3%
Subordinate interest in whole loans	9,961	6.3%	5,826	3.5%	4,863	2.6%
Mezz loans	15,864	10.0%	24,306	14.6%	38,169	20.7%
Preferred equity	2,478	1.6%	2,692	1.6%	1,941	1.1%
CMBS	80,220	50.5%	78,490	47.1%	65,098	35.3%
Total	$158,750	100.0%	$166,642	100.0%	$184,607	100.0%

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

3. Loans and Other Lending Investments  – (continued)

At December 31, 2011 and 2010, the Company’s loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	December 31, 2011		December 31, 2010
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$306,428	28.4%	$497,030	44.2%
Midwest	220,684	20.4%	50,298	4.4%
West	208,902	19.3%	277,478	24.7%
South	121,531	11.2%	119,841	10.7%
Various(1)	102,982	9.5%	32,365	2.9%
Southwest	63,773	5.9%	30,021	2.7%
Mid-Atlantic	57,619	5.3%	116,495	10.4%
Total	$1,081,919	100.0%	$1,123,528	100.0%

(1)	Includes interest-only strips.

At December 31, 2011 and 2010, the Company’s loans and other lending investments, excluding CMBS investments, by property type are as follows:

	December 31, 2011		December 31, 2010
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$515,751	47.7%	$425,773	37.9%
Hotel	240,380	22.2%	184,306	16.4%
Retail	128,055	11.8%	202,090	18.0%
Land – Commercial	84,431	7.8%	143,589	12.8%
Multifamily	51,065	4.7%	54,488	4.8%
Other(1)	24,859	2.3%	5,953	0.5%
Condo	18,041	1.7%	30,923	2.8%
Industrial	15,387	1.4%	47,784	4.3%
Mixed-Use	3,950	0.4%	28,622	2.5%
Total	$1,081,919	100.0%	$1,123,528	100.0%

(1)	Includes interest-only strips.

The Company recorded provisions for loan losses of $48,180, $84,392 and $517,784 for the years ended December 31, 2011, 2010 and 2009, respectively. These provisions represent increases in loan loss reserves based on management’s estimates considering delinquencies, loss experience, collateral quality by individual asset or category of asset and modifications that resulted in troubled debt restructurings.

For the year ended December 31, 2011, the Company incurred charge-offs of $66,856 related to realized losses on five loan investments. During the year ended December 31, 2010, the Company incurred charge-offs of $239,078 related to realized losses on ten loan investments. During the year ended December 31, 2009, the Company incurred charge-offs of $188,574 related to realized losses on 16 loan investments.

The interest income on impaired loans during the time within the financial statement period that they were impaired was $24,606, $42,169 and $38,966 for the years ended December 31, 2011, 2010 and 2009, respectively.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

3. Loans and Other Lending Investments  – (continued)

Changes in the reserve for possible loan losses were as follows:

	Whole loans	Subordinate interest in whole loans	Mezzanine loans	Preferred equity	Total
Reserve for loan losses, December 31, 2008	$20,992	$60,000	$8,000	$—	$88,992
Additional provision for loan losses	267,686	—	221,698	28,400	517,784
Charge-offs	(122,773)	—	(65,801)	—	(188,574)
Reserve for loan losses, December 31, 2009	165,905	60,000	163,897	28,400	418,202
Additional provision for loan losses	53,379	—	8,013	23,000	84,392
Charge-offs	(92,461)	585	(147,202)	—	(239,078)
Reserve for loan losses, December 31, 2010	126,823	60,585	24,708	51,400	263,516
Additional provision for loan losses	18,530	5,782	11,859	12,009	48,180
Charge-offs	(403)	(64,000)	(2,453)	—	(66,856)
Reserve for loan losses, December 31, 2011	$144,950	$2,367	$34,114	$63,409	$244,840

As of December 31, 2011 and 2010, the Company’s recorded investments in impaired loans were as follows:

	For the year ended December 31, 2011
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Recorded Investment(1)	Investment Income Recognized
Whole loans	$428,050	$285,659	$144,950	$298,251	$13,206
Subordinate interests in whole loans	5,882	3,514	2,367	5,041	235
Mezzanine loans	34,114	—	34,114	9,399	882
Preferred equity	68,116	4,910	63,409	9,268	2,430
Total	$536,162	$294,083	$244,840	$321,959	$16,753

(1)	Represents the average of the month end balances for the year ended December 31, 2011

	For the year ended December 31, 2010
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Recorded Investment(1)	Investment Income Recognized
Whole loans	$506,211	$382,272	$126,823	$428,618	$23,440
Subordinate interests in whole loans	50,647	5,062	45,585	3,091	38
Mezzanine loans	156,161	94,312	39,708	96,589	9,675
Preferred equity	60,668	9,454	51,400	30,748	2,792
Total	$773,687	$491,100	$263,516	$559,046	$35,945

(1)	Represents the average of the month end balances for the year ended December 31, 2010

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

3. Loans and Other Lending Investments  – (continued)

During the year ended December 31, 2011, the Company modified four loans which were considered troubled debt restructurings. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. The Company reduced the interest rate on three of these loans by a combined weighted average rate of 0.9% and extended all of the loans by a combined weighted average of 1.1 years, with conditional extension options dependent upon pay down hurdles for one loan. As of December 31, 2011, the Company had no unfunded commitments on modified loans considered troubled debt restructurings.

These loans were modified to increase the total recovery of the combined principal and interest from the loan. Any loan modification is predicated upon a goal of maximizing the collection of the loan. The Company believes that the borrowers can perform under the new terms and therefore none of the loans which were modified and considered to be troubled debt restructurings were classified as non-performing as of December 31, 2011.

	As of December 31, 2011
	Number of Investments	Pre-modification Unpaid Principal Balance(1)	Post-modification Unpaid Principal Balance(2)
Whole loans	3	$139,725	$140,404
Subordinate interests in whole loans	—	—	—
Mezzanine loans	—	—	—
Preferred equity	1	12,214	12,214
Total	4	$151,939	$152,618

(1)	Unpaid principal balance as of the last modification, but before any paydowns, not including payment in kind
(2)	This represents the UPB of the loan for the quarter end following the modification

As of December 31, 2011 and 2010, the Company’s non-performing loans by class are as follows:

	As of December 31, 2011
	Number of Investments	Carrying value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Whole loans	1	$51,417	$—	$51,417
Subordinate interests in whole loans	—	—	—	—
Mezzanine loans	2	—	—	—
Preferred equity	—	—	—	—
Total	3	$51,417	$—	51,417

	As of December 31, 2010
	Number of Investments	Carrying value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Whole loans	—	$—	$—	$—
Subordinate interests in whole loans	1	—	—	—
Mezzanine loans	1	—	—	—
Preferred equity	—	—	—	—
Total	2	$—	$—	$—

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

3. Loans and Other Lending Investments  – (continued)

At December 31, 2011, the Company does not have any loans contractually past due 90 days or more that are still accruing interest. Also, the Company had no unfunded commitments on modified loans which were considered “troubled debt restructurings.” As of December 31, 2011 and 2010, there were no loans for which the collateral securing the loan was less than the carrying value of the loan for which the Company did not record a provision for loan loss.

To maintain flexibility and liquidity, and to improve risk adjusted returns in the Company's three CDOs, the Company has concluded that as of March 31, 2011, it no longer can express the intent and ability to hold its CMBS investments through maturity. As a result, as of March 31, 2011, the Company has designated all of its held-to-maturity CMBS investments to available-for-sale with a carrying value of $973,278 and recognized an unrealized gain of $11,515 and accordingly, such CMBS are carried on the Consolidated Balance Sheet at fair value. Changes in fair value are not necessarily indicative of current or future changes in cash flow, which are based on actual delinquencies, defaults and sales of the underlying collateral, and therefore, are not recognized in earnings. Changes in fair value are reflected in the Statement of Stockholders' Equity and Non-controlling Interests. The Company continues to monitor all of its CMBS investments for other-than-temporary impairments.

The following is a summary of the Company’s CMBS investments at December 31, 2011:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain		Gross Unrealized Loss
Available for Sale:
Floating rate	3	$53,500	$51,848	$47,855	$—		$(3,993)
Fixed rate CMBS	108	1,185,777	982,801	727,957	44,115	(1)	(298,959)
Total	111	$1,239,277	$1,034,649	$775,812	$44,115		$(302,952)

The following is a summary of the Company’s CMBS investments at December 31, 2010:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain		Gross Unrealized Loss
Held to maturity:
Floating rate CMBS	2	$48,500	$47,698	$43,650	$—		$(4,048)
Fixed rate CMBS	97	1,133,574	925,580	825,275	96,428		(196,733)
Available for Sale:
Floating rate CMBS	1	5,000	3,100	3,100	—		—
Fixed rate CMBS	8	43,444	26,806	28,789	1,983	(1)	—
Total	108	$1,230,518	$1,003,184	$900,814	$98,411		$(200,781)

(1)	Included in Other Comprehensive Income.

The following table shows the Company’s fair value unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011:

	Less than 12 Months		12 Months or More		Total
Description	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Floating rate CMBS	$2,750	$(598)	$45,105	$(3,395)	$47,855	$(3,993)
Fixed rate CMBS	79,258	(11,654)	439,045	(287,305)	518,303	(298,959)
Total temporarily impaired securities	$82,008	$(12,252)	$484,150	$(290,700)	$566,158	$(302,952)

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

3. Loans and Other Lending Investments  – (continued)

The Company performed an assessment of all of its CMBS investments that are in an unrealized loss position (when a CMBS investment’s amortized cost basis, excluding the effect of other-than-temporary impairments, exceeds its fair value) and determined the following:

				Unrealized losses
	Number of Investments	Fair value	Amortized Cost Basis	Credit	Non-Credit
CMBS investments the Company intends to sell	—	$—	$—	$—	$—
CMBS investments the Company is more likely than not to be required to sell	—	—	—	—	—
CMBS investments the Company has no intent to sell and is not more likely than not to be required to sell:
Credit impaired CMBS investments	7	40,387	81,968	(17,516)	(41,581)
Non credit impaired CMBS investments	66	525,771	787,142	—	(261,371)
Total CMBS investments in an unrealized loss position	73	$566,158	$869,110	$(17,516)	$(302,952)

The following table summarizes the activity related to credit losses on CMBS investments for the year ended December 31, 2011:

Balance as of December 31, 2010 of credit losses on CMBS investments for which a portion of an OTTI, was recognized in other comprehensive income	$23,085
Additions for credit losses on securities for which an OTTI was not previously recognized	18,423
Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an other-than-temporary impairment was recognized in other comprehensive income	—
Additions for credit losses on securities for which an OTTI was previously recognized without any portion of other-than-temporary impairment recognized in other comprehensive income	—
Reduction for credit losses on CMBS investments for which no other-than-temporary impairment was recognized in other comprehensive income at current measurement date	(1,359)
Reduction for CMBS investments sold during the period
Reduction for securities charged off during the period	(1,786)
Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the CMBS investments	—
Balance as of December 31, 2011 of credit losses on CMBS investments for which a portion of an OTTI was recognized in other comprehensive income	$38,363

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

3. Loans and Other Lending Investments  – (continued)

As of December 31, 2011, the Company’s CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Amortized Cost	Percent of Total Carrying Value	Fair Value	Percent of Total Fair Value
Less than 1 year	2	$48,501	4.7%	$45,105	5.8%
1 – 5 years	43	289,636	28.0%	257,315	33.2%
5 – 10 years	66	696,512	67.3%	473,392	61.0%
Total	111	$1,034,649	100.0%	$775,812	100.0%

The following is a summary of the underlying credit ratings of the Company’s CMBS investments at December 31, 2011 and 2010 (for split-rated securities, the higher rating was used):

	December 31, 2011		December 31, 2010
	Carrying Value	Percentage	Carrying Value	Percentage
Investment grade:
AAA	$97,550	12.6%	$51,590	5.1%
AA	30,841	4.0%	76,484	7.6%
AA-	27,436	3.5%	67,717	6.7%
A+	58,400	7.5%	2,103	0.2%
A	13,094	1.7%	57,314	5.7%
BBB+	37,498	4.8%	29,775	3.0%
BBB	52,523	6.8%	57,663	5.7%
BBB-	126,771	16.3%	166,843	16.6%
Total investment grade	444,113	57.2%	509,489	50.6%
Non-investment grade:
BB+	24,696	3.2%	69,733	6.9%
BB	53,579	6.9%	97,261	9.7%
BB-	12,700	1.6%	138,680	13.8%
B+	54,076	7.0%	153,970	15.3%
B	103,764	13.4%	5,160	0.6%
B-	35,348	4.6%	30,613	3.1%
CCC+	27,840	3.6%	261	0.0%
CCC	14,499	1.9%	—	—
CCC-	3,172	0.4%	—	—
C	2,025	0.2%	—	—
Total non-investment grade	331,699	42.8%	495,678	49.4%
Total	$775,812	100.0%	$1,005,167	100.0%

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

3. Loans and Other Lending Investments  – (continued)

Therefore, the Company recognized an other-than-temporary impairment of $18,423 during the year ended December 31, 2011 that was recorded as an impairment in the Company’s Consolidated Statement of Operations. This other-than-temporary impairment relates entirely to expected credit losses which has been recorded through earnings. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans, and (ii) current subordination levels at both the individual loans which serve as collateral under the Company’s securities and at the securities themselves.

The Company’s assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company’s ability and intent to hold its CMBS investments to maturity, at which point the Company expects to recover book value, is the basis for its conclusion the remainder of these investments are not other-than-temporarily impaired, despite the difference between the carrying value and fair value. The Company has considered the rating downgrades in its evaluation and apart from the two bonds noted above, it believes that the book value of its CMBS investments is recoverable at December 31, 2011. The Company attributes the current difference between carrying value and market value to current market conditions including a decrease demand in structured financial products and commercial real estate. The Company has concluded that, excluding its securities classified as available-for-sale with a carrying value of $775,812 as of December 31, 2011, it does not intend to sell these securities and it is not more likely than not it will be required to sell the securities before recovering the amortized costs basis.

In connection with a preferred equity investment, which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company was previously a preferred equity investor invested in the event of a borrower default under such loan. The loan matures in 2012. This guarantee in the event of a borrower default under such loan is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on its consolidated balance sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income will be recorded. The Company’s maximum exposure under this guarantee is approximately $1,343 as of December 31, 2011. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

4. Acquisitions  – (continued)

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the year ended December 31, 2010 as though the acquisition of the Whiteface Lodge was completed on January 1, 2010. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. In addition, the following supplement pro forma operating data does not present the sale of assets through December 31, 2010.

2010
Pro forma revenues	$185,296
Pro forma net income (loss) available to common stockholders	$(967,407)
Pro forma earnings per common share – basic	$(19.38)
Pro forma earnings per common share – diluted	$(19.38)
Pro forma common shares – basic	49,923,930
Pro forma common share – diluted	49,923,930

5. Dispositions and Assets Held for Sale

During the years ended December 31, 2011, the Company sold 8 properties and a partial condemnation compared to 17 properties during the year ended December 31, 2010, for net sales proceeds of $22,894 and $54,474, respectively. The sales transactions resulted in gains totaling $2,712 and $2,589 for the years ended December 31, 2011 and 2010, respectively.

The Company separately classifies properties held for sale in the consolidated balance sheets and consolidated statement of operations. In the normal course of business the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held for sale or classify a property that was designated as held for sale back to held for investment. During the year ended December 31, 2010, the Company did not reclassify any properties previously identified as held for sale to held for investment. During the year ended December 31, 2011, the Company did not reclassify any properties previously identified as held for sale to held for investment.

On September 1, 2011 and on December 1, 2011, the Company transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Realty properties that it agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was $2,631,902. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Note 1 to these consolidated financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

5. Dispositions and Assets Held for Sale  – (continued)

The Company classified two properties as held for sale as of December 31, 2011 and 2010. The following table summarizes information for these properties:

	December 31, 2011	December 31, 2010
Assets held for sale:
Real estate investments, at cost:
Land	$14,430	$15,142
Building and improvement	15,717	11,612
Total real estate investments, at cost	30,147	26,754
Less: accumulated depreciation	(498)	(202)
Real estate investments held for sale, net	29,649	26,552
Accrued interest and receivables	244	398
Acquired lease asets, net of accumulated amortization	4,500	—
Deferred costs	60	—
Other assets	8,512	1,710
Total assets held for sale	42,965	28,660
Liabilities related to assets held for sale:
Accrued expenses	386	474
Deferred revenue	20	57
Below market lease liabilities, net of accumulated amortization	1,302	—
Total liabilities related to assets held for sale	1,708	531
Net assets held for sale	$41,257	$28,129

The following operating results of the assets held for sale as of December 31, 2011, and the assets sold during the years ended December 31, 2011, 2010 and 2009 are included in discontinued operations for all periods presented:

	Year Ended December 31,
	2011	2010	2009
Operating Results:
Revenues	$358,954	$451,326	$467,546
Operating expenses	(156,536)	(1,110,618)	(234,394)
Marketing, general and administrative	(2,529)	(316)	(1,024)
Interest expense	(104,977)	(116,108)	(125,120)
Depreciation and amortization	(62,942)	(107,033)	(112,026)
Equity in net income from joint venture	(2,098)	8,120	7,849
Net income (loss) from operations	29,872	(874,629)	2,831
Net income (loss) from operations with a related party	—	(9,759)	—
Income on sale of joint venture interests	—	—	6,317
Loss on sale of joint venture interests to a related party	—	(27,292)	—
Gain on extinguishment of debt	285,634	—	—
Net gains from disposals	2,712	2,658	5,180
Net income (loss) from discontinued operations	$318,218	$(909,022)	$14,328

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

5. Dispositions and Assets Held for Sale  – (continued)

Subsequent to December 31, 2011, the Company entered into agreements of sale on one property for approximately $2,350 with a total carrying value of $984 as of December 31, 2011, and net income of $42 for the year the ended December 31, 2011.

Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows.

6. Investments in Joint Ventures

200 Franklin Square Drive, Somerset, New Jersey

The Company owns a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc, a wholly-owned subsidiary of Royal Phillips Electronics through December 2021. As of December 31, 2011 and December 31, 2010, the investment has a carrying value of $496 and $746, respectively. The Company recorded its pro rata share of net income of the joint venture of $121, $120 and $114 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

2 Herald Square, New York, New York

In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. The Company sold its 45% interest in December 2010 for a loss of $11,885. For the years ended December 31, 2011, 2010 and 2009 the Company recorded its pro rata share of net income of $0, $5,078 and $4,987 respectively, within discontinued operations.

885 Third Avenue, New York, New York

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. The Company sold its 45% interest in December 2010 for a loss of $15,407. The Company recorded its pro rata share of net income of $0, $5,926 and $5,972 for the years ended December 31, 2011, 2010 and 2009 respectively, within discontinued operations.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

6. Investments in Joint Ventures  – (continued)

Citizens Portfolio

The Company, through its acquisition of American Financial on April 1, 2008, obtained an interest in a joint venture with UBS. In October 2011, UBS contributed its 1% ownership interest to the Company and the Company has consolidated 100% of the joint venture interests and has consolidated its accounts. In December 2011, pursuant to the Settlement Agreement, the Citizens Portfolio was transitioned to KBS, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of KBS. The Company transitioned 52 bank branches totaling approximately 237,000 square feet to the mezzanine lender. These branches are fully occupied, on a triple-net basis, by Citizens Bank, N.A. and Charter One Bank, N.A., two bank subsidiaries of Citizens Financial Group, Inc. As of December 31, 2010, the investment had a carrying value of $2,904. For the year ended December 31, 2011, the Company recorded its pro rata share of net losses of the joint ventures of $2,097, within discontinued operations. The Company recorded its pro rata share of net loss of $0, $2,884 and $2,637 for the years ended December 31, 2011, 2010 and 2009, respectively.

Whiteface, Lake Placid, New York

In April 2008, the Company acquired via a deed-in-lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York. In July 2010, the company purchased the remaining 60% interest from the joint venture partner. In connection with the acquisition, the Company controls 100% of the joint venture’s interest and has consolidated its accounts. As of December 31, 2010, the joint venture investment had a carrying value of $23,820. The Company recorded its pro rata share of net loss of $1,375 and $0 for the years ended December 31, 2010 and 2009, respectively.

The condensed combined balance sheets for the Company’s joint ventures at December 31, 2011 and 2010 are as follows:

	2011	2010
Assets:
Real estate assets, net	$49,796	$660,412
Other assets	8,546	131,605
Total assets	$58,342	$792,017
Liabilities and members' equity:
Mortgages payable	$41,000	$565,711
Other liabilities	1,711	4,925
Members' equity	15,631	221,381
Liabilities and members' equity	$58,342	$792,017
Company's net investment in joint ventures	$496	$3,650

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

6. Investments in Joint Ventures  – (continued)

The condensed combined statements of income for the joint ventures for the three years ended December 31, 2011, 2010 and 2009 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	2011	2010	2009
Revenues	$8,148	$65,628	$71,859
Operating expenses	454	4,875	9,235
Interest	5,578	34,620	36,706
Depreciation	4,082	5,494	7,430
Total expenses	10,114	44,989	53,371
Net income from operations	(1,966)	20,639	18,488
Net gain on disposals	—	—	18,720
Net income	$(1,966)	$20,639	$37,208
Company's equity in net loss within continuing operations	$121	$1,255	$113
Company's equity in net income within discontinued operations	$(2,098)	$8,120	$7,849

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

In January 2009, the Operating Partnership entered into an exchange agreement with the holders of the securities, pursuant to which the Operating Partnership and the holders agreed to exchange all of the previously issued trust preferred securities for newly issued unsecured junior subordinated notes, or the Junior Notes, in the aggregate principal amount of $150,000. The Junior Notes will mature on June 30, 2035, or the Maturity Date, and will bear (i) a fixed interest rate of 0.50% per annum for the period beginning on January 30, 2009 and ending on January 29, 2012 and (ii) a fixed interest rate of 7.50% per annum for the period commencing on January 30, 2012 through and including the Maturity Date. The Company, at its option, may redeem the Junior Notes in whole at any time, or in part from time to time, at a redemption price equal to 100% of the principal amount of the Junior Notes. The optional redemption of the Junior Notes in part must be made in at least $25,000 increments. The Junior Notes also contained additional covenants restricting, among other things, the Company’s ability to declare or pay any dividends during the calendar year 2009, or make any payment or redeem any debt securities ranked pari passu or junior to the Junior Notes. In connection with the exchange agreement, the final payment on the trust preferred securities for the period October 30, 2008 through January 29, 2009 was revised to be at a reduced interest rate of 0.50% per annum. In October 2009, a subsidiary of the Operating Partnership exchanged $97,500 of the Junior Notes for $97,533 face amount of bonds issued by the Company’s CDOs that the Company had repurchased in the open market. In June 2010, the Company redeemed the remaining $52,500 of junior subordinated notes by

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

7. Junior Subordinated Notes  – (continued)

transferring an equivalent par value amount of various classes of bonds issued by the Company’s CDOs previously purchased by the Company in the open market, and cash equivalents of $5,000. This redemption eliminates the Company’s junior subordinated notes from its consolidated financial statements, which had an original balance of $150,000.

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

In connection with the closing of the Company’s first CDO in July 2005, pursuant to the collateral management agreement, the Manager agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral management agreement for the Company’s 2006 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

8. Collateralized Debt Obligations  – (continued)

defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral management agreement for the Company’s 2007 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to (i) 0.05% per annum of the aggregate principal balance of the CMBS securities, (ii) 0.10% per annum of the aggregate principal balance of loans, preferred equity securities, cash and certain defaulted securities, and (iii) a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the aggregate principal balance of the loans, preferred equity securities, cash and certain defaulted securities.

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

Loans and other investments are owned by the Issuers and the Co-Issuers, serve as collateral for the Company’s CDO securities, and the income generated from these investments is used to fund interest obligations of the Company’s CDO securities and the remaining income, if any, is retained by the Company. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained in its CDOs and to receive the subordinate collateral management fee earned. If some or all of the Company’s CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and the Company may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests.. As of January 2012, the most recent distribution date, the Company’s 2005 CDO and our 2006 CDO were in compliance with interest coverage and asset overcollateralization covenants, however the compliance margins were narrow and relatively small declines in collateral performance and credit metrics could cause the CDOs to fall out of compliance. The Company’s 2005 CDO failed its overcollateralization test at the October 2011, April 2011 and January 2011 distribution dates and the Company’s 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date.

During the year ended December 31, 2011, the Company repurchased, at a discount, $49,259 of notes previously issued by two of its three CDOs. The Company recorded a net gain on the early extinguishment of debt of $15,275 for the year ended December 31, 2011, in connection with the repurchase of notes of such Issuers. During the year ended December 31, 2010, the Company repurchased, at a discount, $39,000 of notes previously issued by two of its three CDOs. The Company recorded a net gain on the early extinguishment of debt of $19,443 for the year ended December 31, 2010, in connection with the repurchase of notes of such Issuers.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

9. Debt Obligations

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

Mortgage and Mezzanine Loans

Certain real estate assets were subject to mortgage and mezzanine liens. In September 2011, the Company entered into the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, Gramercy Realty’s senior mezzanine lender, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, the Company’s continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, the Company transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Realty properties that it agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was $2,631,902. In July 2011, the Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Settlement and Extinguishment of Debt within Note 2 to the consolidated financial statements.

Goldman Mortgage Loan

On April 1, 2008, certain subsidiaries of the Company, collectively, the Goldman Loan Borrowers, entered into a mortgage loan agreement, with GSMC, Citicorp and SL Green in connection with a mortgage loan in the amount of $250,000, which is secured by certain properties owned or ground leased by the Goldman Loan Borrowers. The Goldman Mortgage Loan had an initial maturity date of March 9, 2010, with a single one-year extension option. The Goldman Mortgage Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mortgage Loan provided for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mortgage Loan. The Goldman Mortgage Loan allowed for prepayment under the terms of the agreement, as long as simultaneously therewith a proportionate prepayment of the Goldman Mezzanine Loan (discussed below) was also pre-paid. In August 2008, an amendment to the loan agreement described below was entered into for the Goldman Mortgage Loan in conjunction with the bifurcation of the Goldman Mezzanine loan into two separate mezzanine loans. Under this loan agreement amendment, the Goldman Mortgage Loan bore interest at 1.99% over LIBOR. The Company had accrued interest of $256 and borrowings of $240,523 as of December 31, 2010.

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
December 31, 2011

9. Debt Obligations  – (continued)

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

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, Gramercy Realty’s senior mezzanine lender, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, the Company’s continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, the Company transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Realty properties that the Company agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was $2,631,902. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Settlement and Extinguishment of Debt within Note 2 to the consolidated financial statements.

Secured Term Loan

On April 1, 2008, First States Investors 3300 B, L.P., an indirect wholly-owned subsidiary of the Company, or the PB Loan Borrower, entered into a loan agreement, or the PB Loan Agreement, with PB Capital Corporation, as agent for itself and other lenders, in connection with a secured term loan in the amount of $240,000, or the PB Loan in part to refinance a portion of a portfolio known as the WBBD Portfolio. The PB Loan matures on April 1, 2013 and bears interest at a 1.65% over one-month LIBOR. The PB Loan is secured by mortgages on the 41 properties owned by the PB Loan Borrower and all other assets of the PB Loan Borrower. The PB Loan Agreement provides for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the PB Loan Agreement. The PB Loan Borrower may prepay the PB Loan, in whole or in part (in amounts equal to at least $1,000), on any date. The Company had accrued interest of $395 and borrowings $219,513 as of December 31, 2010. In 2011, pursuant to the Settlement Agreement with respect to Gramercy Realty’s $240,523 mortgage loan and Gramercy Realty’s $549,713 senior and junior mezzanine loans, the PB Loan and the related collateral was transitioned to KBS in December 2011, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf KBS for a fixed fee plus incentive fees.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which was secured by pledges of certain equity

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

9. Debt Obligations  – (continued)

interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan had an initial maturity date of March 9, 2010, with a single one-year extension option. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provided for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allowed for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan was also made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan was cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which, an indirect wholly-owned subsidiary of the Company, is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine loan and the Senior Mezzanine Loan) by the lenders. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bore interest at 6.00% over LIBOR, the Senior Mezzanine Loan bore interest at 5.20% over LIBOR and the Goldman Mortgage Loan bore interest at 1.99% over LIBOR. The weighted average of these interest rate spreads was equal to the combined weighted average of the interest rates spreads on the initial loans. The Goldman Mezzanine loans encumber all properties held by Gramercy Realty. The Company had accrued interest of $1,454 and borrowings of $549,713 as of December 31, 2010.

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

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into the Settlement

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

9. Debt Obligations  – (continued)

Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, the Company’s continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, the Company transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Realty properties that the Company agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was $2,631,902. In July 2011, the Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Settlement and Extinguishment of Debt within Note 2 to the consolidated financial statements.

Combined aggregate principal maturities of the Company’s consolidated CDOs, as of December 31, 2011 are as follows:

	CDOs	Interest Payments	Total
2012	$—	$75,721	$75,721
2013	—	71,002	71,002
2014	—	74,702	74,702
2015	—	83,239	83,239
2016	—	92,863	92,863
Thereafter	2,468,810	109,535	2,578,345
Total	$2,468,810	$507,062	$2,975,872

10. Leasing Agreements

The Company’s properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2031. These leases generally contain rent increases and renewal options. In September 2011, pursuant to the Settlement Agreement, substantially all of Gramercy Realty’s assets and liabilities, including its leasing agreements, were transitioned to KBS, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees.

Future minimum rental payments under non-cancelable leases, excluding reimbursements for operating expenses, as of December 31, 2011 are as follows:

Operating Leases
2012	$3,181
2013	1,984
2014	1,908
2015	1,886
2016	1,795
Thereafter	6,435
Total minimum lease payments	$17,189

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

11. Related Party Transactions

In connection with its initial public offering, the Company entered into a management agreement with the Manager, which was subsequently amended and restated in April 2006. The management agreement was further amended in September 2007, and amended and restated in October 2008 and was subsequently terminated in April 2009 in connection with the internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. The Company paid the Manager an annual management fee equal to 1.75% of the Company’s gross stockholders equity (as defined in the management agreement) inclusive of the Company’s trust preferred securities. In October 2008, the Company entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of the Company’s gross stockholders equity; (2) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to the Company. The Company incurred expense to the Manager under this agreement of an aggregate of $0, $0, and $7,534 for the years ended December 31, 2011, 2010 and 2009 respectively.

Prior to the internalization, the Company was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green OP and a separate outsource agreement between the Manager and SL Green OP. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green OP by the Company of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The outsource agreement provided for an annual fee payable by the Company, which became $2,814 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the year ended December 31, 2008, the Company realized expense of $1,721 to the Manager under the outsource agreement. For the year ended December 31, 2008, the Company realized expense of $4,022 to the Manager, under the asset servicing agreement. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green, pursuant to which the Company was obligated to reimburse the Manager for its costs incurred there under from October 2008 until April 24, 2009 when such agreement was terminated in connection with the internalization. Pursuant to that agreement, the SL Green affiliate acted as the rated special servicer to the Company’s CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green, pursuant to which the SL Green affiliate agreed to act as the rated special servicer to the Company’s CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009. Effective May 2009, the Company entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for the Company’s CDOs. An affiliate of SL Green continues to provide special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

11. Related Party Transactions  – (continued)

City, or in which the Company and SL Green are co-investors. For the years ended December 31, 2011, 2010 and 2009 the Company incurred expense of $3,058, $477 and $1,014, respectively, pursuant to the special servicing arrangement.

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of its leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the years ended December 31, 2011, 2010 and 2009, the Company paid $307, $339 and $437 under this lease, respectively.

In March 2006, the Company closed on the purchase of a $25,000 mezzanine loan to a joint venture in which SL Green was an equity holder, which bears interest at one-month LIBOR plus 8.00%. The mezzanine loan was repaid in full on May 9, 2006, when the Company originated a $90,287 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $24,478 and $24,821 as of December 31, 2011 and December 31, 2010, respectively.

In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10- year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. The Company sold its 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $25,350, resulting in a loss of $11,885. The Company recorded its pro rata share of net income of $5,078 and $4,988 for the years ended December 31, 2010 and 2009, respectively.

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. The Company sold its 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $38,911, resulting in a loss of $15,407. The Company recorded its pro rata share of net income of $5,926 and $5,972 for the years ended December 31, 2010 and 2009, respectively.

In September 2007, the Company acquired a 50% interest in a $25,000 senior mezzanine loan from SL Green. Immediately thereafter, the Company, along with SL Green, sold all of its interests in the loan to an unaffiliated third party. Additionally, the Company acquired from SL Green a 100% interest in a $25,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter the Company participated 50% of its interest in the loan back to SL Green. As of December 31, 2011 and December 31, 2010, the loan had a book value of $0. In October 2007, the Company acquired a 50% pari-passu interest in $57,795 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green simultaneously acquired the other 50% pari-passu interest in the two tranches. As of December 31, 2011 and December 31, 2010, the loan has a book value of $0. The Company held a contingent interest in the property which was sold to SL Green in December 2010 for $2,016.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

11. Related Party Transactions  – (continued)

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

In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of the Company’s interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, the Company subsequently purchased from an affiliate of SL Green, its full participation in the senior mezzanine loan at a discount. In September 2011, a portion of the subsequently purchased mezzanine loan was converted to preferred equity. As of December 31, 2011 and December 31, 2010, the original loan has a book value of $250 and $5,224, respectively, and the subsequently purchased mezzanine loan has a book value of $7,337 and $13,586, respectively, and the preferred equity investment has a book value of $3,365 and $0, respectively.

In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, the Company purchased the remaining 50% interest in the loan from an SL Green affiliate for a discount of $9,420. As of December 31, 2011 and 2010 the loan has a book value of approximately $19,419 and $19,367, respectively.

In September 2008, the Company closed on the purchase from an SL Green affiliate of a $30,000 interest in a $135,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of December 31, 2010, the loan has a book value of $27,778. In December 2010, the Company sold its contingent interest to SL Green for $300. In March 2011, the loan was paid in full by the borrower.

In December 2010, the Company sold its interest in a parcel of land located at 292 Madison Avenue in New York, New York to a wholly-owned subsidiary of SL Green. The Company received proceeds of $16,765 and recorded an impairment charge of $9,759.

12. Deferred Costs

Deferred costs at December 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Deferred Financing Costs	$47,035	$73,756
Deferred Acquisition Costs	256	132
Deferred Leasing Costs	214	4,701
	47,505	78,589
Accumulated Amortization	(36,398)	(55,689)
	11,107	22,900
Less: Held for Sale	(60)	—
	$11,047	$22,900

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

12. Deferred Costs  – (continued)

At December 31, 2011, deferred financing costs relate to the Company’s CDOs. At December 31, 2010, deferred financing costs relate to the Company’s CDOs, the Goldman Mortgage Loan, the Goldman Senior and Junior Mezzanine Loans the PB Loan Agreement and Mortgage Loans. These costs are amortized on a straight-line basis to interest expense based on the contractual term of the related financing.

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

The following table presents the carrying value in the financial statements, and approximate fair value of other financial instruments at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Government securities	$—	$—	$92,918	$97,247
Lending investments(2)	$1,081,919	$1,060,646	$1,123,528	$1,117,743
CMBS(1)	$775,812	$775,812	$1,005,167	$900,815
Derivative instruments	$919	$919	$1,636	$1,636
Financial liabilities:
Mortgage note payable and senior and junior mezzanine loans	$—	$—	$2,190,384	$1,679,029
Collateralized debt obligations(2)	$2,468,810	$1,509,907	$2,682,321	$1,704,338
Derivative instruments	$175,915	$175,915	$—	$—

(1)	As of March 31, 2011, the Company changed its intent and may sell its CMBS investments prior to maturity. As a result, at March 31, 2011, the CMBS investments were reclassified to available-for-sale from held-to-maturity. As a result, on the consolidated balance sheet, the CMBS investments are recorded at fair value at December 31, 2011.
(2)	As December 31, 2011, lending investment and collateralized debt obligations are classified as Level III due to significance of unobservable inputs which are based upon management assumptions.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

13. Fair Value of Financial Instruments  – (continued)

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

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at December 31, 2011 and 2010. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since December 31, 2011 and 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

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
December 31, 2011

13. Fair Value of Financial Instruments  – (continued)

Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At December 31, 2011	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$919	$—	$—	$919
Interest rate swaps	—	—	—	—
	$919	$—	$—	$919
CMBS available for sale:
Investment grade	$444,113	$—	$—	$444,113
Non-investment grade	331,699	—	—	331,699
	$775,812	$—	$—	$775,812
Financial Liabilities:
Derivative instruments:
Interest rate caps	$—	$—	$—	$—
Interest rate swaps	175,915	—	—	175,915
	$175,915	$—	$—	$175,915

At December 31, 2010	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$1,636	$—	$—	$1,636
Interest rate swaps	—	—	—	—
	$1,636	$—	$—	$1,636
CMBS available for sale:
Investment grade	$20,607	$—	$—	$20,607
Non-investment grade	11,282	—	—	11,282
	$31,889	$—	$—	$31,889
Financial Liabilities:
Derivative instruments:
Interest rate caps	$—	$—	$—	$—
Interest rate swaps	157,932	—	—	157,932
	$157,932	$—	$—	$157,932

Derivative instruments:  Interest rate caps and swaps were valued using advice from a third party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. See Note 17 for additional details on the Company’s interest rate caps and swaps. Derivatives were classified as Level III due to the significance of the credit valuation allowance which is based upon less observable inputs.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

13. Fair Value of Financial Instruments  – (continued)

Total losses from derivatives for the year ended December 31, 2011 is $19,334 and is included in Accumulated Other Comprehensive Loss. During the year ended December 31, 2011, the Company entered into four interest rate caps for a total purchase price of $1,277.

CMBS available for sale:  CMBS securities are generally valued by a combination of (i) obtaining assessments from third-party dealers and (ii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were classified as available for sale as of December 31, 2011.

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	CMBS available for sale – investment grade	CMBS available for sale – non-investment grade	Derivative instruments
Balance as of December 31, 2010	$20,607	$11,282	$1,636
Transfers from securites held to maturity	461,602	515,763	—
Purchases of CMBS investments	84,887	—	—
Change in CMBS investment status	(28,354)	28,354	—
Purchases of derivative investments	—	—	1,319
Amortization of discounts for securities available for sale in prior quarter	6,707	4,664	—
Proceeds from sales of CMBS investments	(44,017)	(21,567)	—
Adjustments to fair value:
Included in other comprehensive income	(62,518)	(198,302)	(2,036)
Gain (loss) from sales of CMBS investments	5,199	9,927	—
Other-than-temporary impairments	—	(18,422)	—
Balance as of December 31, 2011	$444,113	$331,699	$919

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative instruments – interest rate swaps
Balance as of December 31, 2010	$157,932
Purchases of derivative investments	—
Adjustments to fair value:
Unrealized loss	17,983
Balance as of December 31, 2011	$175,915

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

13. Fair Value of Financial Instruments  – (continued)

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a nonrecurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for loan losses and commercial mortgage-backed securities which are reported at cost and have been written down to fair value due to other-than-temporary impairments. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the years ended December 31, 2011 and 2010:

At December 31, 2011	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:
Whole loans	$132,261	$—	$—	$132,261
Subordinate interests in whole loans	3,514	—	—	3,514
Mezzanine loans	—	—	—	—
Preferred equity	4,910	—	—	4,910
	$140,685	$—	$—	$140,685
CMBS available for sale:
Investment grade	$—	$—	$—	$—
Non-investment grade	59,738	—	—	59,738
	$59,738	$—	$—	$59,738

At December 31, 2010	Total	Level I	Level II	Level III
Assets:
Real estate investments:
Office	$1,097,535	$—	$—	$1,097,535
Branch	484,629	—	—	484,629
Land	—	—	—	—
	$1,582,164	$—	$—	$1,582,164
Lending investments:
Whole loans	$212,633	$—	$—	$212,633
Subordinate interests in whole loans	—	—	—	—
Mezzanine loans	22,337	—	—	22,337
Preferred equity	—	—	—	—
	$234,970	$—	$—	$234,970

The total change in fair value of financial instruments for which a fair value adjustment has been included in the consolidated statement of operations for the years ended December 31, 2011 and 2010 were $48,180 and $84,392, respectively.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

13. Fair Value of Financial Instruments  – (continued)

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

CMBS:  CMBS securities which are other-than-temporarily impaired are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in limited cases where such assessments are unavailable or, in the opinion of management deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on management’s assumptions regarding the collection of principal and interest on the underlying loans and securities. The table above includes only securities which were impaired during the year ended December 31, 2010. Previously impaired securities have been subsequently adjusted for amortization, and are therefore no longer reported at fair value as of December 31, 2011.

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

14. Stockholders’ Equity

The Company’s authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2011, 51,086,266 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

14. Stockholders’ Equity  – (continued)

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

Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of December 31, 2011 and 2010, the Company accrued Series A preferred stock dividends of $23,276 and $16,114, respectively.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At December 31, 2011, 1,123,197 shares of common stock were available for issuance under the Equity Incentive Plan.

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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

14. Stockholders’ Equity  – (continued)

A summary of the status of the Company’s stock options as of December 31, 2011 and 2010 are presented below:

	December 31, 2011		December 31, 2010
	Options Outstanding	Weighted Average Excerise Price	Options Outstanding	Weighted Average Excerise Price
Balance at beginning of period	841,377	$11.82	1,516,394	$16.70
Granted	25,000	2.79	25,000	2.73
Exercised	(300,000)	0.80	—	—
Lapsed or cancelled	(1,351)	22.50	(700,017)	22.07
Balance at end of period	565,026	$17.25	841,377	$11.82

For the year ended December 31, 2011, all options were granted with a price of $2.79. The remaining weighted average contractual life of the options was 4.3 years. Compensation expense of $138, $180 and $119 was recorded for the years ended December 31, 2011, 2010 and 2009, respectively, related to the issuance of stock options.

The Company has issued LTIP unit awards to certain executives. During 2011 the Company entered into an amendment to LTIP unit award agreement with two executives to cancel the vesting schedule of outstanding LTIP units in the Partnership (“LTIP Units”) and grant a new vesting schedule with respect to such LTIP Units. The new vesting schedule provides for 50% of each executive's LTIP Units to vest on June 30, 2012 subject to continued employment and an additional 50% of each Executive's LTIP Units to vest upon the satisfaction of certain vesting conditions relating to the settlement of the Company's mortgage and mezzanine loans. Compensation expense of $1,433, $266 and $306 was recorded for the years ended December 31, 2011, 2010 and 2009, respectively, related to the issuance and modification of LTIP units.

Through December 31, 2011, 1,727,988 restricted shares had been issued under the Equity Incentive Plan, of which 61% have vested. The vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $301, $369 and $333 was recorded for the years ended December 31, 2011, 2010 and 2009, respectively, related to the issuance of restricted shares.

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
December 31, 2011

14. Stockholders’ Equity  – (continued)

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

As of December 31, 2011, there were approximately 499,143 phantom stock units outstanding, of which 499,143 units are vested.

Earnings per Share

Earnings per share for the years ended 2011, 2010 and 2009 are computed as follows:

	For the Year Ended December 31,(1)
	2011	2010	2009
Numerator – Income (loss)
Net income (loss) from continuing operations	$19,259	$(64,521)	$(534,727)
Net income (loss) from discontinued operations	318,218	(909,167)	15,098
Net Income (loss)	337,477	(973,688)	(519,629)
Preferred stock dividends	(7,162)	(8,798)	(9,414)
Excess of carrying amount of tendered preferred stock over consideration paid	—	13,713	—
Numerator for basic income per share – Net income (loss) available to common stockholders:	330,315	(968,773)	(529,043)
Effect of dilutive securities	—	—	—
Diluted Earnings:
Net income (loss) available to common stockholders	$330,315	$(968,773)	$(529,043)
Denominator – Weighted Average shares:
Denominator for basic income per share – weighted average shares	50,229,102	49,923,930	49,854,174
Effect of dilutive securities
LTIP	237,107
Stock based compensation plans	24,811	—	—
Phantom stock units	499,143	—	—
Diluted shares	50,990,163	49,923,930	49,854,174

(1)	Net income (loss) adjusted for non-controlling interests.

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the year ended December 31, 2010,

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

14. Stockholders’ Equity  – (continued)

208,821 share options and 414,108 phantom share units, respectively, were computed using the treasury share method, which due to the net loss were anti-dilutive. For the year ended December 31, 2009, 179,990 share options and 272,652 phantom share units, respectively, were computed using the treasury share method, which due to the net loss were anti-dilutive.

Accumulated other comprehensive income (loss) for the years ended December 31, 2011 and 2010 is comprised of the following:

	December 31, 2011	December 31, 2010
Net unrealized loss on held-to-maturity securities	$—	$—
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	(182,102)	—
Net unrealized loss on available-for-sale securities	(258,837)	(160,785)
Total accumulated other comprehensive loss	$(440,939)	$(160,785)

15. Benefit Plans

In June 2009, the Company implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of the Company, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable. The 401(K) Plan provides for discretionary matching contributions by the Company. Prior to the implementation of the 401(K) Plan, as an affiliate of SL Green, the Company’s employees were eligible to participate in a 401(K) Savings/Retirement Plan implemented by SL Green. Except for the 401(k) Plan, at December 31, 2011, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan or other benefit plans. The expense associated with the Company’s matching contribution was $218, $367 and $62 for the years ended December 31, 2011, 2010 and 2009, respectively.

16. Commitments and Contingencies

Two of the Company’s subsidiaries are named as defendants in a case captioned Colfin JIH Funding LLC and CDCF JIH Funding, LLC, or Colony, v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC, which is pending in New York State Supreme Court, New York County. The dispute arises from the financing of the Jameson Inns and Signature Inns. Colony has asserted a breach of contract claim against the subsidiaries and is seeking to recover at least $80,000, which represents the amounts of the mezzanine loans held by Colony, and at least $8,000 in enforcement costs, plus attorneys’ fees. On January 23, 2012, the subsidiaries filed counterclaims against Colony for breach of contract, tortious interference with contract, breach of the covenant of good faith and fair dealing, and civil conspiracy, and are seeking to recover at least $80,000 in compensatory damages, as well as certain punitive damages and certain costs and fees. The Company’s subsidiaries intend to vigorously defend the claims asserted against them and to pursue all counterclaims against Colony. Colony has moved to dismiss the counterclaims. This matter is in its preliminary stages, and accordingly, the Company is not able to assess the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

The same two of the Company’s subsidiaries are named as defendants in the case captioned U.S. Bank National Association, as Trustee et al v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC, which is pending in New York State Supreme Court, New York County. The dispute arises from the same financing of the Jameson Inns and Signature Inns. U.S. Bank National Association, or U.S. Bank, by and through its attorney in fact, Wells Fargo Bank, N.A., has asserted a breach of contract claim against the subsidiaries and is seeking to recover at least $164,000 which represents the amount of U.S. Bank’s mortgage

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

16. Commitments and Contingencies  – (continued)

loan, plus attorneys’ fees and enforcement costs. On January 25, 2012, the subsidiaries filed an answer to U.S. Bank’s complaint. The Company’s subsidiaries intend to vigorously defend the claims asserted against them. This matter is in its preliminary stages, and accordingly, the Company is not able to assess the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

The Company and certain of our subsidiaries are also named as defendants in an action brought by a former consultant alleging breach of contract and other claims and seeking to recover certain payments alleged to be due under a now-terminated consulting arrangement between the company and the consultant. The Company intends to vigorously defend the claims asserted against it. The Company has assessed the likelihood of an unfavorable outcome and has accrued $600 which approximates its estimate of potential loss.

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

As of December 31, 2011, the Company has a ground lease with an expiration date extending through 2016. These lease obligations generally contain rent increases and renewal options.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows:

Operating Leases
2012	$332
2013	337
2014	343
2015	161
2016	3
Thereafter	—
Total minimum lease payments	$1,176

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

17. Financial Instruments: Derivatives and Hedging

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

17. Financial Instruments: Derivatives and Hedging  – (continued)

will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at December 31, 2011. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Cap	3 month LIBOR	$38,500	6.00%	Jul-10	Jul-12	$—
Interest Rate Cap	1 month LIBOR	24,000	5.00%	Jul-11	Aug-14	6
		62,500				6
Assets of Consolidated VIEs:
Interest Rate Cap	3 month LIBOR	10,613	4.73%	Dec-10	Feb-15	9
Interest Rate Cap	3 month LIBOR	8,877	5.04%	Oct-10	Feb-16	25
Interest Rate Cap	3 month LIBOR	47,000	7.95%	Jun-11	Feb-17	144
Interest Rate Cap	3 month LIBOR	12,300	7.95%	Jul-11	Feb-17	38
Interest Rate Cap	3 month LIBOR	23,000	4.96%	Jun-10	Apr-17	89
Interest Rate Cap	3 month LIBOR	48,945	4.80%	Mar-10	Jul-17	326
Interest Rate Cap	3 month LIBOR	49,620	4.92%	Jun-11	Jul-17	282
		200,355				913
Liabilities of Consolidated VIEs:
Interest Rate Swap	3 month LIBOR	4,700	3.17%	Apr-08	Apr-12	(38)
Interest Rate Swap	3 month LIBOR	10,000	3.92%	Oct-08	Oct-13	(556)
Interest Rate Swap	3 month LIBOR	17,500	3.92%	Oct-08	Oct-13	(972)
Interest Rate Swap	1 month LIBOR	8,814	4.26%	Aug-08	Jan-15	(868)
Interest Rate Swap	3 month LIBOR	14,650	4.43%	Nov-07	Jul-15	(1,658)
Interest Rate Swap	3 month LIBOR	24,143	5.11%	Feb-08	Jan-17	(4,100)
Interest Rate Swap	3 month LIBOR	279,604	5.41%	Aug-07	May-17	(38,320)
Interest Rate Swap	3 month LIBOR	16,412	5.20%	Feb-08	May-17	(2,972)
Interest Rate Swap	3 month LIBOR	699,442	5.33%	Aug-07	Jan-18	(126,431)
		1,075,265				(175,915)
Total		$1,338,120				$(174,996)

The Company is hedging exposure to variability in future interest payments on its debt facilities. At December 31, 2011 and 2010, derivative instruments were reported at their fair value as a net liability of $174,996 and $156,269, respectively. Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Income of $19,334 and $70,603, which includes the amortization of gain or (loss) on terminated hedges of $400 and $201 for the years ended December 31, 2011 and 2010, respectively. The Company anticipates recognizing approximately $399 in amortization over the next 12 months. For the years ended December 31, 2011, 2010 and 2009, the Company recognized decreases to interest expense of $169,

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

17. Financial Instruments: Derivatives and Hedging  – (continued)

$207 and $9, respectively, attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all but two derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

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

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay dividend to common stockholders. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for thirteen quarters as of December 31, 2011. Based on current estimates of its taxable loss, the Company has no distribution requirements in order to maintain its REIT status for the 2011 tax year and it expects that it will continue to elect to retain capital for liquidity purposes until required to make a cash distribution to satisfy its REIT requirements. However, in accordance with the provisions of the Company’s charter, the Company may not pay any dividends on its common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded $563, $966 and $2,495 of income tax expense, respectively. Tax expense for the year ended December 31, 2011 is comprised of federal, state and local taxes. Tax expense for the year ended December 31, 2010 is comprised entirely of state and local taxes. Included in tax expense for the years ended December 31, 2009 is an accrual for state income taxes on the gain from extinguishment of debt. Under federal law, the Company was allowed to defer those gains until 2014, however, not all states followed the federal rule.

As of December 31, 2011, the Company and each of its six subsidiaries which file corporate tax returns, had total net loss carryforwards, inclusive of net operating losses and capital losses, of approximately $498,000. Net operating loss carryforwards and capital loss carryforwards can generally be used to offset future ordinary income and capital gains of the entity originating the losses, for up to 20 years and 5 years, respectively. The amounts of net operating loss carryforwards and capital loss carryforwards as of December 31, 2011 are subject to the completion of the 2011 tax returns. In January 2011, the Company and two of its subsidiaries experienced an ownership change, as defined for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of its common stock during a cumulative three year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of the

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

18. Income Taxes  – (continued)

Company’s common stock. The provisions of Section 382 will apply an annual limit to the amount of net loss carryforwards that can be used to offset future ordinary income and capital gains, beginning with the 2011 taxable year.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2011, 2010 and 2009, the Company did not incur any material interest or penalties.

19. Environmental Matters

The Company believes that it is in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. Its management is not aware of any environmental liability that it believes would have a materially adverse impact on the Company’s financial position, results of operations or cash flows.

20. Segment Reporting

The Company has determined that it has two reportable operating segments: Finance and Realty. The reportable segments were determined based on the management approach, which looks to the Company’s internal organizational structure. These two lines of business require different support infrastructures.

The Realty segment includes substantially all of the Company’s activities related to property management and investment of commercial properties leased primarily to regulated financial institutions and affiliated users through-out the United States. The Realty segment generates revenues from fee income related to the interim management agreement for properties owned by KBS and generates rental revenues from properties owned by the Company.

The Finance segment includes all of the Company’s activities related to origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, CMBS and other real estate related securities. The Finance segment primarily generates revenues from interest income on loans, other lending investments and CMBS owned in the Company’s CDOs.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

20. Segment Reporting  – (continued)

The Company evaluates performance based on the following financial measures for each segment:

	Finance	Realty	Corporate/ Other(1)	Total Company
Year Ended December 31, 2011
Total revenues	$201,414	$9,796	$—	$211,210
Equity in net loss from unconsolidated joint ventures	121	—	—	121
Total operating and interest expense(2)	(145,472)	(10,611)	(35,989)	(192,072)
Net income (loss) from continuing operations(3)	$56,063	$(815)	$(35,989)	$19,259

	Finance	Realty(1)	Corporate/ Other(2)	Total Company
Year Ended December 31, 2010
Total revenues	$177,734	$5,863	$—	$183,597
Equity in net loss from unconsolidated joint ventures	(1,255)	—	—	(1,255)
Total operating and interest expense(2)	(195,900)	(17,671)	(33,292)	(246,863)
Net loss from continuing operations(3)	$(19,421)	$(11,808)	$(33,292)	$(64,521)

	Finance	Realty(1)	Corporate/ Other(2)	Total Company
Year Ended December 31, 2009
Total revenues	$186,568	$5,064	$—	$191,632
Equity in net loss from unconsolidated joint ventures	113	—	—	113
Total operating and interest expense(2)	(660,862)	(22,437)	(43,173)	(726,472)
Net loss from continuing operations(3)	$(474,181)	$(17,373)	$(43,173)	$(534,727)
Total Assets:
December 31, 2011	$3,117,008	$40,040	$(898,718)	$2,258,330
December 31, 2010	$3,558,472	$2,834,035	$(900,514)	$5,491,993

(1)	Corporate and Other represents all corporate level items, including general and administrative expenses and any intercompany elimination necessary to reconcile to the consolidated Company totals.
(2)	Total operating and interest expense includes provision for loan losses for the Finance business and operating costs on commercial property assets for the realty business and as well as costs to perform required functions under the interim management agreement, and impairment charges relating to the Gramercy Realty properties collateralized under the Goldman Mezzanine Loans and interest expense and gain on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $1,271, $1,694 and $2,215 for the years ended December 31, 2011, 2010 and 2009, respectively, is included in the amounts presented above.
(3)	Net income (loss) from continuing operations represents loss before non-controlling interest and discontinued operations.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

21. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Deferred losses and other non-cash activity related to derivatives	$(19,334)	$(70,603)	$63,621
Reclassification of adjustments of net unrealized loss on securities previously available for sale	$—	$361	$1,080
Change in unrealized gain or loss on securities available for sale	$(260,820)	$5,495	$—

22. Restatement and Selected Quarterly Financial Data (unaudited)

This unaudited interim financial information has been adjusted to reflect the effects of the reclassification of assets between held for investment and discontinued operations during the years ended December 31, 2011 and 2010, respectively. In addition, the unaudited interim information for the three months ended September 30, 2011 has been adjusted to correct for an overstatement of the charge related to other-than-temporary impairment on CMBS investments. The Company identified and corrected an error in the discount rate used in the calculation of other-than-temporary impairment on CMBS investments and recorded an adjustment to correct the other-than-temporary impairment for the year ended December 31, 2011. This error resulted in a $15,048 overstatement of the other-than-temporary impairment charge reflected in our Condensed Consolidated Statement of Operations and a corresponding understatement of the charge reflected in Other Comprehensive Income (Loss) and an overstatement of accumulated deficit and a corresponding understatement in accumulated other comprehensive loss in our Condensed Consolidated Statement of Stockholders’ Equity and Non-Controlling Interests. In addition this error resulted in an understatement of income from continuing operations and net income for the three and nine months ended September 30, 2011.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

22. Restatement and Selected Quarterly Financial Data (unaudited)  – (continued)

2011 Quarter Ended	December 31	September 30 (Restated)	June 30	March 31
Total Revenues	$49,508	$54,937	$60,581	$46,184
Income (loss) before equity in net income of joint ventures, provision for taxes, minority interest and discontinued operations	(2,461)	8,241	2,952	(4,306)
Equity in net loss of unconsolidated joint ventures	31	29	31	30
Income (loss) from continuing operations before provision for taxes and gain on extinguishment of debt and discontinued operations	(2,430)	8,270	2,983	(4,276)
Gain on extinguishment of debt	750	—	10,869	3,656
Provision for taxes	(490)	—	(3)	(70)
Net income (loss) from continuing operations	(2,170)	8,270	13,849	(690)
Net income (loss) from discontinued operations	169,553	137,812	3,412	7,441
Net income (loss)	167,383	146,082	17,261	6,751
Net (income) loss attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to Gramercy Capital Corp.	167,383	146,082	17,261	6,751
Preferred stock dividends	(1,792)	(1,790)	(1,790)	(1,790)
Excess of carrying amount of tendered preferred stock over consideration paid	—	—	—	—
Net income (loss) available to common stockholders	$165,591	$144,292	$15,471	$4,961
Basic earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$(0.08)	$0.12	$0.24	$(0.05)
Net income (loss) from discontinued operations	3.36	2.74	0.07	0.15
Net income (loss) available to common stock holders	$3.28	$2.86	$0.31	$0.10
Diluted earnings per share:
Net income (loss) from continuing operations, net of non-controlling interest and after preferred dividends	$(0.08)	$0.13	$0.24	$(0.05)
Net income (loss) from discontinued operations	3.31	2.70	0.07	0.15
Net income (loss) available to common stockholders	$3.23	$2.83	$0.31	$0.10
Basic weighted average common shares outstanding	50,532,836	50,382,542	49,998,728	49,992,132
Diluted weighted average common shares and common share equivalents outstanding	51,281,689	50,954,776	50,692,846	50,718,574

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

22. Restatement and Selected Quarterly Financial Data (unaudited)  – (continued)

2010 Quarter Ended	December 31	September 30	June 30	March 31
Total Revenues	$44,957	$45,680	$46,763	$46,197
Loss before equity in net income of joint ventures, provision for taxes, minority interest and discontinued operations	(29,725)	(8,152)	(3,081)	(40,785)
Equity in net loss of unconsolidated joint ventures	32	58	(331)	(1,014)
Loss from continuing operations before provision for taxes and gain on extinguishment of debt and discontinued operations	(29,693)	(8,094)	(3,412)	(41,799)
Gain on extinguishment of debt	—	11,703	—	7,740
Provision for taxes	(842)	(19)	(66)	(39)
Net loss from continuing operations	(30,535)	3,590	(3,478)	(34,098)
Net income (loss) from discontinued operations	(936,862)	3,620	12,510	11,710
Net loss	(967,397)	7,210	9,032	(22,388)
Net (income) loss attributable to non-controlling interest	(61)	(60)	20	(44)
Net loss attributable to Gramercy Capital Corp.	(967,458)	7,150	9,052	(22,432)
Excess of carrying amount of tendered preferred stock over consideration paid	13,713	—	—	—
Preferred stock dividends	(1,790)	(2,336)	(2,336)	(2,336)
Net loss available to common stockholders	$(955,535)	$4,814	$6,716	$(24,768)
Basic earnings per share:
Net loss from continuing operations, net of non-controlling interest and after preferred dividends	$(0.37)	$0.03	$(0.12)	$(0.73)
Net income (loss) from discontinued operations	(18.75)	0.07	0.25	0.23
Net loss available to common stockholders	$(19.12)	$0.10	$0.13	$(0.50)
Diluted earnings per share:
Net loss from continuing operations, net of non-controlling interest and after preferred dividends	$(0.37)	$0.03	$(0.12)	$(0.73)
Net income (loss) from discontinued operations	(18.75)	0.07	0.25	0.23
Net loss available to common stockholders	$(19.12)	$0.10	$0.13	$(0.50)
Basic weighted average common shares outstanding	49,976,237	49,919,653	49,905,648	49,896,278
Diluted weighted average common shares and common share equivalents outstanding	49,976,237	50,422,669	50,432,260	49,896,278

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

22. Restatement and Selected Quarterly Financial Data (unaudited)  – (continued)

The following table presents the effects of the Company’s discontinued operations and the adjustment to correct other-than-temporary impairment on the Company’s previously reported Condensed Consolidated Statement of Operations, Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Stockholders' Equity and Non-controlling Interests and earnings per share for the three and nine months ended September 30, 2011.

	Three months ended September 30, 2011
	As reported	Error Correction	Discontinued Operations	As restated
Revenues	$135,094	$—	$(80,157)	$54,937
Property operating expenses	33,439	—	(33,227)	212
Other than temporary impairment recognized in earnings	20,701	(15,048)	—	5,653
Interest expense	43,798	—	(23,479)	20,319
Depreciation and amortization	14,411	—	(14,094)	317
Management, general and administrative	10,411	—	(415)	9,996
Provision for loan loss	10,199	—	—	10,199
Total expenses	132,959	(15,048)	(71,215)	46,696
Income (loss) before equity in net income of joint ventures, provision for taxes, non-controlling interest and discontinued operations	2,135	15,048	(8,942)	8,241
Equity in net loss of joint venture	(413)	—	442	29
Income (loss) before provision for taxes, non-controlling interest and discontinued operations	1,722	15,048	(8,500)	8,270
Discontinued operations	129,312	—	8,500	137,812
Net income (loss)	131,034	15,048	—	146,082
Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to Gramercy Capital Corp	131,034	15,048	—	146,082
Preferred stock dividends	(1,790)	—	—	(1,790)
Net income (loss) attributable to common stockholders	$129,244	$15,048	$—	$144,292
Basic earnings per share:
Net income (loss) from continuing operations, net of controlling interest and after preferred dividends	$—	$0.30	$(0.17)	$0.16
Net income (loss) from discontinued operations	2.57	—	0.17	2.74
Net income (loss) available to common stock holders	$2.57	$0.30	$—	$2.90
Diluted earnings per share:
Net income (loss) from continuing operations, net of controlling interest and after preferred dividends	$—	$0.30	$(0.17)	$0.16
Net income (loss) from discontinued operations	2.54	—	0.17	2.70
Net income (loss) available to common stock holders	$2.54	$0.30	$—	$2.87
Basic weighted average common shares outstanding	50,382,542			50,382,542
Diluted weighted average common shares and common share equivalents outstanding	50,954,776			50,954,776

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

22. Restatement and Selected Quarterly Financial Data (unaudited)  – (continued)

	Nine months ended September 30, 2011
	As reported	Error Correction	Discontinued Operations	As restated
Revenues	$402,408	$—	$(240,707)	$161,701
Property operating expenses	111,885	—	(100,251)	11,634
Other than temporary impairment recognized in earnings	26,738	(15,048)	—	11,690
Interest expense	140,038	—	(79,364)	60,674
Depreciation and amortization	43,168	—	(42,215)	953
Management, general and administrative	24,524	—	(1,142)	23,382
Provision for loan loss	46,482	—	—	46,482
Total expenses	392,835	(15,048)	(222,972)	154,815
Income (loss) before equity in net income of joint ventures, provision for taxes, non-controlling interest and discontinued operations	9,573	15,048	(17,735)	6,886
Equity in net loss of joint venture	(1,806)	—	1,896	90
Income (loss) before provision for taxes, non-controlling interest and discontinued operations	7,767	15,048	(15,839)	6,976
Discontinued operations	132,825	—	15,839	148,664
Gain on extinguishment of debt	14,526	—	—	14,526
Provision for taxes	(73)	—	—	(73)
Net income (loss)	155,045	15,048	—	170,093
Net income attributable to non-controlling interest	—	—	—	—
Net income attributable to Gramercy Capital Corp	155,045	15,048	—	170,093
Preferred stock dividends	(5,370)	—	—	(5,370)
Net income (loss) attributable to common stockholders	$149,675	$15,048	$—	$164,723
Other Comprehensive Income/(Loss)
Net income	$155,045	$15,048	$—	$170,093
Change in unrealized loss on derivative instruments	(19,821)	—	—	(19,821)
Net unrealized loss on available-for-sale securities	(236,820)	(15,048)	—	(251,868)
Balance at September 30, 2011	$(101,596)	$—	$—	$(101,596)
Basic earnings per share:
Net income (loss) from continuing operations, net of controlling interest and after preferred dividends	$0.34	$0.30	$(0.32)	$0.14
Net income (loss) from discontinued operations	2.65	—	0.32	2.97
Net income (loss) available to common stock holders	$2.99	$0.30	$—	$3.10
Diluted earnings per share:
Net income (loss) from continuing operations, net of controlling interest and after preferred dividends	$0.33	$0.30	$(0.31)	$0.14
Net income (loss) from discontinued operations	2.62	—	0.31	2.93
Net income (loss) available to common stock holders	$2.95	$0.30	$—	$3.07
Basic weighted average common shares outstanding	50,125,875			50,125,875
Diluted weighted average common shares and common share equivalents outstanding	50,708,486			50,708,486
Adjustment to consolidated condensed balance sheet and consolidated condensed statement of stockholders equity and non-controlling interests
Accumulated other comprehensive loss	$(417,426)	$(15,048)	$—	$(432,474)
Accumulated deficit	$(1,346,919)	$15,048	$—	$(1,331,871)

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2011

23. Subsequent Events

In January 2012, the Company sold a three-building commercial office complex classified in assets held for sale on the consolidated balance sheet at December 31, 2011, located in Ontario, California for a gross sales price of approximately $34,000. The property had been financed with a first mortgage by the Company’s 2006 CDO. In addition to the full repayment of the CDO loan, the sale generated incremental unrestricted cash of approximately $16,086.

On March 14, 2012, an interest payment due on a CMBS investment owned by the Company’s 2007 CDO was not received for the third consecutive interest payment date, which caused the CMBS investment to be classified as a Defaulted Security under the 2007 CDO’s indenture. This classification caused the Class A/B Par Value Ratio for the 2007 CDO notes to fall to 88.86% in breach of the Class A/B overcollateralization test threshold of 89%. This breach constitutes an event of default under the operative documents for the 2007 CDO. Upon such an event of default, the reinvestment period of the 2007 CDO, which is scheduled to expire in August 2012, will immediately end and the Company will lose its ability to reinvest restricted cash held by the 2007 CDO. Additionally, an event of default entitles the controlling class to direct the Trustee to accelerate the notes of the 2007 CDO and, depending on the circumstances, force the prompt liquidation of the collateral. Notwithstanding the foregoing, to the extent the controlling class of senior note holders acts to waive such event of default, the default will cease to exist.

Gramercy Capital Corp.
SCHEDULE III
Real Estate Investments
(In thousands)

	State	Acquisition Date	Encumbrances at December 31, 2011	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2011			Accumulated Depreciation 12/31/11	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Ocean City	NJ	4/1/2008	—	776	334	44	775	379	1,154	(43)	40
Casselberry	FL	4/1/2008	—	355	245	—	355	245	600	(23)	40
New Port Richey	FL	4/1/2008	—	376	224	—	376	224	600	(21)	40
Snellville	GA	4/1/2008	—	120	330	(13)	119	318	437	(19)	40
Daytona Beach	FL	4/1/2008	—	267	732	(103)	267	629	896	(37)	40
Dunedin	FL	4/1/2008	—	507	1,392	(524)	429	946	1,375	(61)	40
Naples	FL	4/1/2008	—	44	21	—	44	21	65	(2)	40
Winter Garden	FL	4/1/2008	—	858	1,135	43	858	1,178	2,036	(108)	40
Williamston	NC	4/1/2008	—	53	146	40	53	186	239	(17)	40
Succasunna	NJ	4/1/2008	—	147	123	41	147	164	311	(35)	40
Hanover	PA	4/1/2008	—	107	293	—	107	293	400	(28)	40
Mount Carmel	PA	4/1/2008	—	40	110	(101)	40	9	49	(1)	40
Norristown	PA	4/1/2008	—	253	1,050	100	253	1,150	1,403	(160)	40
Petersburg	VA	4/1/2008	—	17	114	1	17	115	132	(10)	40
Warrenton	VA	4/1/2008	—	271	1,423	(215)	234	1,245	1,479	(129)	40
Easton	PA	4/1/2008	—	212	388	(257)	212	131	343	(22)	40
Madison Heights	VA	4/1/2008	—	191	200	—	191	200	391	(19)	40
High Point	NC	4/1/2008	—	305	434	—	305	434	739	(41)	40
Avon Park	FL	4/1/2008	—	78	432	(104)	78	328	406	(22)	40
Richland	PA	4/1/2008	—	30	170	—	30	170	200	(16)	40
Hampton	VA	4/1/2008	—	133	366	(62)	133	304	437	(18)	40
Virginia Beach	VA	4/1/2008	—	299	200	(15)	298	186	484	(18)	40
Norcross	GA	4/1/2008	—	267	732	(311)	187	501	688	(36)	40
Riverdale	GA	4/1/2008	—	176	293	(1)	175	293	468	(28)	40
Lenoir	NC	4/1/2008	—	288	298	—	288	298	586	(28)	40
Woodbury	NJ	4/1/2008	—	418	1,081	—	418	1,081	1,499	(100)	40
Linwood	PA	4/1/2008	—	98	187	(41)	98	146	244	(15)	40
Goodwater	AL	4/1/2008	—	60	165	—	60	165	225	(15)	40
Newton	AL	4/1/2008	—	27	73	—	27	73	100	(7)	40
Jacksonville	FL	4/1/2008	—	160	439	—	160	439	599	(41)	40
Jacksonville	FL	4/1/2008	—	267	732	(601)	267	131	398	(14)	40
Bremen	GA	4/1/2008	—	113	311	—	113	311	424	(29)	40
Midlothian	VA	4/1/2008	—	160	439	—	160	439	599	(41)	40
Newport News	VA	4/1/2008	—	80	220	(22)	80	198	278	(9)	40
Cottonwood	AL	4/1/2008	—	37	103	—	37	103	140	(10)	40

	State	Acquisition Date	Encumbrances at December 31, 2011	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2011			Accumulated Depreciation 12/31/11	Average Depreciable Life
City				Land	Building and Improvements		Land	Building and Improvements	Total
Sneads	FL	4/1/2008	—	47	128	—	47	128	175	(12)	40
Columbus	GA	4/1/2008	—	187	513	—	187	513	700	(48)	40
Columbus	GA	4/1/2008	—	399	1,096	(565)	240	690	930	(92)	40
Dobbs Ferry	NY	4/1/2008	—	187	513	(380)	187	133	320	(15)	40
East Gadsden	AL	4/1/2008	—	133	366	—	133	366	499	(34)	40
New Port Richey	FL	4/1/2008	—	227	623	(359)	227	264	491	(27)	40
Buford	GA	4/1/2008	—	333	915	(397)	333	518	851	(37)	40
Anniston	AL	4/1/2008	—	295	1,215	—	295	1,215	1,510	(113)	40
Batesville	AR	4/1/2008	—	217	825	50	217	875	1,092	(83)	40
El Dorado	AR	4/1/2008	—	95	3,168	97	95	3,265	3,360	(495)	40
Bloomington	IL	4/1/2008	—	201	552	18	201	570	771	(42)	40
Bedford	IN	4/1/2008	—	136	373	(184)	136	189	325	(11)	40
Frankfort	IN	4/1/2008	—	198	545	(255)	198	290	488	(17)	40
Munford	TN	4/1/2008	—	155	596	—	155	596	751	(55)	40
Monticello	IA	4/1/2008	—	64	337	1	64	338	402	(32)	40
Vincennes	IN	4/1/2008	—	133	366	(14)	133	352	485	(21)	40
Elmhurst	IL	4/1/2008	—	929	1,026	15	929	1,041	1,970	(103)	40
Norton	VA	4/1/2008	—	40	110	(151)	(1)	—	(1)	—	40
Kansas City	KS	4/1/2008	—	40	110	(150)	—	—	—	—	40
Rochester	NY	4/1/2008	—	41	853	117	41	970	1,011	(100)	40
Florence	SC	4/1/2008	—	80	220	(50)	80	170	250	(9)	40
Antioch	CA	1/21/2010	—	1,874	—	156	1,874	156	2,030	(8)	40
Cape Coral	FL	7/1/2009	—	1,012	4,049	—	1,012	4,049	5,061	(253)	40
Indio*	CA	11/12/2009	—	8,722	—	3	8,725	—	8,725	—
Lake Placid	NY	7/20/2010	—	628	4,131	956	628	5,087	5,715	(153)	40
Mesa*	AZ	2/19/2010	—	21,677	—	(11,322)	10,355	—	10,355	—
			$—	$45,640	$37,565	$(14,515)	$33,882	$34,808	$68,690	$(2,983)
Assets held for sale:
Kailua-Kona*	HI	7/20/2010	—	19,911	—	(9,883)	9,911	117	10,028	(10)
Ontario	CA	10/20/2010	—	636	4,205	119	635	4,325	4,960	(122)	40
Ontario	CA	10/20/2010	—	2,166	4,928	—	2,166	4,928	7,094	(144)	40
Ontario	CA	10/20/2010	—	1,718	5,491	856	1,718	6,347	8,065	(222)	40
			$—	$24,131	$14,624	$(8,908)	$14,430	$15,717	$30,147	$(498)
			$—	$70,071	$52,189	$(23,423)	$48,312	$50,525	$98,837	$(3,481)

*	Denotes land parcel

Gramercy Capital Corp.
Schedule IV
Mortgage Loans on Real Estate
(Amounts in thousands)

Type of Loan	Location	Interest Rate(1)	Final Maturity Date(2)	Periodic Payment Terms	Prior Liens(3)	Face Amount of Loans	Carrying Amount of Loans
Office – CBD	Chicago, IL	6.27%	2/11/2017	Interest Only	$675,936	$99,402	$82,246
Office – CBD	New York, NY	LIBOR + 3.25%	3/9/2016	Interest Only	95,000	88,500	83,673
Hotel	Las Vegas, NV	LIBOR + 4.85%	12/31/2012	Interest Only	193,109	69,000	51,417
Office – CDB	Chicago, IL	6.27%	2/11/2017	Interest Only	608,014	67,922	56,199
Office – CBD	California	LIBOR + 3.50%	8/9/2012	Interest Only	1,024,286	48,226	250
Office – CDB	San Mateo, CA	LIBOR + 2.50%	5/9/2012	Interest Only	1,157	46,796	46,796
Whole Loans < 3%		5.28% – 7.83% LIBOR + 2.00% – 5.75%	January 2012 – April 2017		3,004,953	779,066	653,810
Subordinate Loans < 3%		4.00% – 15.40% LIBOR + 5.75%	May 2012 – March 2017		118,684	35,530	33,019
Mezzanine Loans < 3%		10.25% – 15.00% LIBOR + 0.96% – 7.00%	January 2012 – July 2016		2,069,999	128,244	69,849
Preferred Equity < 3%		10.00% LIBOR + 2.25%	January 2012 – August 2012		997,243	19,891	4,660
Total Portfolio					$8,788,381	$1,382,577	$1,081,919

(1)	All variable rate loans are based upon one month LIBOR or three month LIBOR and reprice every one or three months respectively.
(2)	Reflects the current maturity of the investment and does not consider any options to extend beyond the current maturity.
(3)	Includes Liens that are Pari Parsu to the interests owned by the Company

1. Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Balance at January 1(1)	$1,123,528	$1,383,832	$2,213,473
Additions during period:
New mortgage loans	325,279	114,456	21,990
Additional funding(2)	12,907	13,653	35,536
Amortization of discount, net(3)	3,241	1,033	8,691
Deductions during period:
Collections of principal	(334,856)	(183,439)	(68,345)
Transfers to real estate held-for-sale	—	(80,581)	(89,626)
Provision for loan losses	(48,180)	(84,390)	(517,784)
Valuation allowance on loans held-for-sale	—	(2,000)	(138,570)
Mortgage loan sold	—	(39,036)	(81,533)
Loss on sale of mortgage loans	—	—	—
Balance at December 31	$1,081,919	$1,123,528	$1,383,832

(1)	All amounts include both loans receivable and loans held-for-sale.
(2)	Includes capitalized interest, which is non-cash addition to the balance of mortgage loans, of $5.4 million, $6.5 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(3)	Net discount amortization represents an entirely non-cash addition to the balance of mortgage loans.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness existed with regards to our financial statement close process and our calculation of the credit loss in our other than temporary impairment on CMBS as of the end of the period covered by this report. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that a material weakness existed with regards to our financial statements close process and our calculation of the credit loss in our other than temporary impairment on CMBS as of December 31, 2011. The Company did not have an effectively designed review control to ensure that other than temporary impairment of CMBS was correctly calculated and recorded. As a result of the material weakness, there were misstatements in the third quarter condensed consolidated financial statements and preliminary consolidated draft financial statements that were corrected prior to the issuance of the Company’s consolidated financial statements. Additionally there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Notwithstanding the material weakness described above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with GAAP, and our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the consolidated financial statements included in this report fairly present in all material respects our financial condition and results of operations for each of the periods presented in this report.

Our internal control over financial reporting during the year ended December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, appearing on page 99.

Remediation Steps to Address Material Weakness

To remediate the material weakness in our internal control over financial reporting as described above, management is enhancing its controls over the preparation and the review of the other than temporary impairment calculations. We anticipate that the actions described above and the resulting improvements in controls will strengthen our internal control over financial reporting relating to the preparation of the consolidated statement of operations and will remediate the material weakness identified by December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2011 or the 2012 Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2012 Proxy Statement.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) Consolidated Financial Statements

GRAMERCY CAPITAL CORP.

(a)(2) Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2011	171
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2011	173

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on following page

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), filed with the SEC on July 26, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2007.
3.3	Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
4.1	Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
10.1	Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated April 19, 2006, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 13, 2007, filed with the SEC on April 18, 2007.
10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.4	Collateral Management Agreement, by and between Gramercy Real Estate CDO 2005 1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.5	Collateral Management Agreement, dated as of August 24, 2006, by and between Gramercy Real Estate CDO 2006-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.6	Collateral Management Agreement, dated as of August 8, 2007, by and between Gramercy Real Estate CDO 2007-1, Ltd. And GKK Manager LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.7	Indenture, by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.8	Indenture, dated as of August 24, 2006, by and among Gramercy Real Estate CDO 2006-1, Ltd., as issuer, Gramercy Real Estate CDO 2006-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

Exhibit No.	Description
10.9	Indenture, dated as of August 8, 2007, by and among Gramercy Real Estate CDO 2007-1, Ltd., Gramercy Real Estate CDO 2007-1, LLC, GKK Liquidity LLC and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.10	Gramercy Capital Corp. Director’s Deferral Program, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005.
10.11	Second Amended and Restated Registration Rights Agreement by and between the Company and SL Green Operating Partnership, L.P., incorporated by reference to the Company’s Current Report on Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.12	Registration Rights Agreement, by and between various holders of the Company’s common stock and the Company, incorporated by reference to the Company’s Current Report on Form 8-K, dated December 3, 2004, filed with the SEC on December 9, 2004.
10.13	Form of Restricted Stock Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.
10.14	Form of Option Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.
10.15	Form of Phantom Share Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.
10.16	Severance Agreement, dated as of October 27, 2008, by and between Gramercy Capital Corp. and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, dated October 27, 2008, filed with the SEC on October 31, 2008.
10.17	Severance Agreement, dated as of November 13, 2008, by and between Gramercy Capital Corp. and Timothy O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, dated November 13, 2008, filed with the SEC on November 17, 2008.
10.18	Employment and Noncompetition Agreement, dated as of October 27, 2008, by and between GKK Manager LLC and Roger Cozzi, incorporated by reference to the Company’s Current Report on Current Report on Form 8-K, filed with the SEC on April 28, 2009.
10.19	Employment and Noncompetition Agreement, dated as of November 13, 2008, by and between GKK Manager LLC and Timothy O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.
10.20	Employment and Noncompetition Agreement, dated as of April 27, 2009, by and between Gramercy Capital Corp. and Jon W. Clark, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.
10.21	Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.22	First Amendment to Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.23	Junior Subordinated Indenture, dated as of January 30, 2009, by and between GKK Capital LP and The Bank of New York Mellon Trust Company, National Association, as Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2009.

Exhibit No.	Description
10.24	Lease Agreement, dated as of April 1, 2003, by and between Wachovia Bank, National Association and First States Investors 4000B, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.25	Amended and Restated Lease Agreement, dated as of May 23, 2003, by and between U.S. Bank National Association, and Patrick Thebado, as Lessor, and Bank of America, N.A., as Lessee, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.26	Lease Agreement, dated as of September 24, 2003, by and between Bank of America, N.A. and First States Investors 4100A, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.27	Office Lease, dated as of August 1, 2004, by and between First States Investors 104, LLC and Bank of America, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.28	Master Agreement Regarding Leases, dated as of September 22, 2004, by and between Wachovia Bank, National Association and First States Investors 3300, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.29	Form of Lease, by and between Wachovia Bank, National Association and First States Investors 3300, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.30	Master Lease Agreement, dated of October 1, 2004, by and between First States Investors 5200, LLC and Bank of America, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.31	Master Lease Agreement, dated of January 1, 2005, by and between First States Investors 5000A, LLC and Bank of America, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.32	Supplemental Indenture, dated as of October 14, 2009, by and between GKK Capital LP and The Bank of New York Mellon Trust Company, National Association, as Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2009.
10.33	Second Amendment to Loan Agreement, dated as of March 9, 2010, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and certain subsidiaries of Gramercy Capital Corp., as borrower, incorporated by reference to the Company’s Form 8-K, dated March 9, 2010, filed with the SEC on March 15, 2010.
10.34	Amendment to Amended and Restated Senior Mezzanine Loan Agreement, dated as of March 9, 2010, among Goldman Sachs Mortgage Company and Citicorp North America, Inc., collectively, as lender, and American Financial Realty Trust, First States Group, L.P., GKK Stars Acquisition LLC, First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as borrower, incorporated by reference to the Company’s Form 8-K, dated March 9, 2010, filed with the SEC on March 15, 2010.

Exhibit No.	Description
10.35	Amendment to Junior Mezzanine Loan Agreement, dated as of March 9, 2010, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and GKK Stars Junior Mezz 2 LLC, as borrower, incorporated by reference to the Company’s Form 8-K, dated March 9, 2010, filed with the SEC on March 15, 2010.
10.36	Supplemental Indenture, dated as of June 14, 2010, by and between GKK Capital LP and The Bank of New York Mellon Trust Company, National Association, as Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, dated June 14, 2010, filed with the SEC on June 17, 2010.
10.37	Letter Agreement, dated March 13, 2011, by and among the Company, as guarantor, GKK Stars Junior Mezz I, LLC, as guarantor, the Borrowers, the Mortgage Lenders, the Mezzanine Lenders, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated March 13, 2011, filed with the SEC on March 14, 2011.
10.38	Letter Agreement, dated April 15, 2011, by and among the Company, as guarantor, GKK Stars Junior Mezz I, LLC, as guarantor, the Borrowers, the Mortgage Lenders, the Mezzanine Lenders, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 15, 2011, filed with the SEC on April 19, 2011.
10.39	Amendment, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.
10.40	Amendment to LTIP Unit Award Agreement, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.
10.41	Amendment, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Timothy J. O'Connor, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.
10.42	Amendment to LTIP Unit Award Agreement, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Timothy J. O'Connor, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.
10.43	Collateral Transfer and Settlement Agreement, dated as of September 1, 2011, by and among GKK Stars Acquisition LLC, KBS Acquisition Sub, LLC, KBS Debt Holdings Mezz Holder, LLC, KBS GKK Participation Holdings I, LLC, KBS GKK Participation Holdings II, LLC and KBS Acquisition Holdings, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated September 1, 2011, filed with the SEC on September 8, 2011.
10.44	Restricted Stock Award, dated as of January 5, 2012, by the Company to Roger M. Cozzi, filed herewith.
10.45	Amendment, dated as of January 1, 2012, by and between GKK Capital LP and Jon W. Clark, filed herewith.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Independent Registered Accounting Firm, filed herewith.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Description
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, file herewith.
101.INS	XBRL Instance Document, filed herewith.
101.SCH	XBRL Taxonomy Extension Schema, filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY CAPITAL CORP.
Dated: March 15, 2012	By: /s/ JON W. CLARK Name: Jon W. Clark Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ ROGER M. COZZI Roger M. Cozzi	Chief Executive Officer, (Principal Executive Officer)	March 15, 2012
/s/ JON W. CLARK Jon W. Clark	Chief Financial Officer, (Principal Financial and Accounting Officer)	March 15, 2012
/s/ ALLAN J. BAUM Allan J. Baum	Director	March 15, 2012
/s/ MARC HOLLIDAY Marc Holliday	Director	March 15, 2012
/s/ JEFFREY E. KELTER Jeffrey E. Kelter	Director	March 15, 2012
/s/ PAUL J. KONIGSBERG Paul J. Konigsberg	Director	March 15, 2012
/s/ CHARLES S. LAVEN Charles S. Laven	Director	March 15, 2012
/s/ WILLIAM H. LENEHAN William H. Lenehan	Director	March 15, 2012