Form 10-K/A
period 2011-12-31
GRAMERCY CAPITAL CORP
filed 2012-04-27
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
420 Lexington Avenue, New York, NY 10170 (Address of principal executive offices) (Zip Code) (212) 297-1000 (Registrant’s telephone number, including area code)

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

Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

As of April 27, 2012, there were 51,295,323 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant (44,650,419 shares) at June 30, 2011, was $135,290,770. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange, which was $3.03 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GRAMERCY CAPITAL CORP.
FORM 10-K/A

- i -

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Form 10-K”) of Gramercy Capital Corp. filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012. This Form 10-K/A is being filed to include certain information that was to be incorporated by reference from our definitive proxy statement (pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), because the 2012 Proxy Statement will not be filed within 120 days after December 31, 2011. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10−K as well as the cover page to update the number of shares of our common stock outstanding and to remove the statement that information is being incorporated by reference from the 2012 Proxy Statement.

Pursuant to Rule 12b-15 under the Exchange Act, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the certifications, financial statements and financial statement schedules previously filed with the Original Form 10-K. Because no financial statements or other financial information have been included in this Form 10-K/A and this Form 10−K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Because no financial statements are contained in this Form 10-K/A, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly noted herein, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Unless the context requires otherwise, all references to “Gramercy,” “our Company,” “we,” “our” and “us” mean Gramercy Capital Corp., a Maryland corporation, and one or more of its subsidiaries, including GKK Capital LP (our “Operating Partnership”).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the respective names, ages and positions of our directors and executive officers:

Name	Age	Position
Class II Directors (terms will expire in 2012)
Allan J. Baum	56	Director
Roger M. Cozzi	41	Director; Chief Executive Officer
Class III Directors (terms will expire in 2013)
Paul J. Konigsberg	75	Director
Marc Holliday(1)	46	Director
Class I Directors (terms will expire in 2014)
Jeffrey E. Kelter	57	Director
Charles S. Laven	60	Director
Series A Preferred Director
William H. Lenehan(2)	35	Director
Other Executive Officers
Timothy J. O’Connor	56	President
Jon W. Clark	43	Chief Financial Officer and Treasurer
Michael G. Kavourias	49	Chief Legal Officer, Executive Vice President and Secretary

(1)	Mr. Holliday’s term expired in 2010. On April 22, 2010, Mr. Holliday notified our board of directors that he would not stand for election as a Class III director for a new term at our 2010 annual meeting of stockholders. However, Mr. Holliday agreed with our board of directors that he would remain as a director on an interim basis for an unspecified period of time following our 2010 annual meeting. Under Maryland law, a director continues as a director until he resigns or his successor is duly elected and appointed.
(2)	Mr. Lenehan’s term continues until the annual meeting, a special meeting held in lieu thereof or his successor is elected and qualifies; provided, however, that his term will automatically terminate if and when all arrears in dividends on our 8.125% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") then outstanding are paid and full dividends thereon for the then current quarterly dividend period have been paid or declared and set apart for payment.

Class II Directors—Terms Will Expire in 2012

Allan J. Baum. Mr. Baum has served as one of our directors since August 2004. Mr. Baum also serves as the Chairman of our Special Committee, as well as a member of our Audit and Compensation Committees. Mr. Baum retired from Credit Suisse First Boston (“CSFB”) in 2002, where he was a Managing Director and head of the structured finance unit for commercial mortgage-backed securities. Prior to his ten years with CSFB, Mr. Baum served as a Vice President in the Real Estate Investment Bank of Citicorp, and held positions in the tax-exempt housing finance and taxable mortgage finance areas of Merrill Lynch. Mr. Baum also currently serves as a director of Community Development Trust, a for-profit, mission-oriented real estate investment trust. He previously served as Vice President of the Commercial Mortgage Securities Association. In addition, from May 2004 to May 2007, Mr. Baum served as a director for National Consumer Cooperative Bank, a cooperative financial institution which primarily provides financial services to eligible cooperative enterprises, and also served on its audit committee. Mr. Baum received a B.A. degree in Government/Urban Studies from Dartmouth College in 1978 and an M.B.A. in Finance from Columbia University Graduate School of Business in 1983. Mr. Baum’s qualifications to serve on our Board of Directors include his executive experience at CSFB and Citicorp, his relevant experience serving on the boards and audit committees for a real estate investment trust and a financial institution and his extensive experience of over 20 years in commercial real estate investment banking.

Roger M. Cozzi. Mr. Cozzi has been our Chief Executive Officer since October 2008. Mr. Cozzi had also been the Chief Executive Officer of our former external manager, GKK Manager LLC (the “Manager”), from October 2008 until April 2009. In addition, Mr. Cozzi currently serves as Chairman of our Investment Committee. From March 2008 until October 2008, Mr. Cozzi worked as a consultant. From March 2007 to February 2008, Mr. Cozzi was a Managing Director of Fortress Investment Group, LLC, a hedge fund. Prior to working at Fortress Investment Group, Mr. Cozzi served as Executive Vice President—Investments and Chief Investment Officer of iStar Financial, Inc. (“iStar Financial”), a publicly traded real estate investment trust focused on the financing of commercial real estate. At iStar Financial, Mr. Cozzi served as Chief Investment Officer from January 2006 to February 2007, Executive Vice President—Investments from January 2002 through February 2007 and as a Senior Vice President—Investments from 1998 to January 2002. While at iStar, Mr. Cozzi served as Co-Head of the firm’s investment committee and was responsible for the structuring, pricing and origination of whole loan and subordinate debt positions, including B-notes, mezzanine loans and preferred equity investments. From 1995 to 1998, Mr. Cozzi was an investment officer of Starwood Mezzanine Investors, L.P. and Starwood Opportunity Fund IV, two private investment funds that specialized in structured real estate finance and opportunistic equity investments. Prior to joining Starwood, Mr. Cozzi spent three years at Goldman, Sachs & Co. While at Goldman Sachs, he was in the real estate department, where he focused on securitizing and selling investment grade and non-investment grade securities backed by pools of commercial mortgages, evaluating performing commercial mortgage loans for potential principal investment by the Whitehall funds and consulting large corporate tenants on lease alternatives. In addition, Mr. Cozzi spent one year in Goldman Sachs & Co.’s investment management group, where he worked on several merger transactions, created a conduit to lend directly to mutual funds and helped create a vehicle to securitize 12b-1 financing fees. Mr. Cozzi earned a B.S. in Economics and graduated magna cum laude from The Wharton School of the University of Pennsylvania in 1992. As our chief executive officer since 2008, Mr. Cozzi has demonstrated his ability to lead our company and serve on our Board of Directors through his leadership skills and executive experience at our company and iStar Financial, as well as his extensive experience working with real estate, finance, and investment businesses.

Class III Directors—Term Will Expire in 2013 for Mr. Konigsberg

Paul J. Konigsberg. Mr. Konigsberg has been one of our directors since August 2004. Mr. Konigsberg also serves as Chairman of our Audit Committee and as a member of our Nominating and Corporate Governance Committee. For the past 20 years, Mr. Konigsberg was a senior partner and President of Konigsberg Wolf and Co. PC, a New York-based accounting firm, which was reorganized in 2011 as KMR LLP and acquired in September 2011 by Citrin Cooperman, where Mr. Konigsberg now serves as a consultant. Previously, Mr. Konigsberg served on the Boards of Directors of two NYSE-listed companies, Savin Business Machines and Ipco Hospital Supplies. In addition, he served on the audit committees for Savin Business Machines and National Medical Health Card, also listed on the NYSE. Mr. Konigsberg is the former treasurer and board member of the UJA Federation of New York and a former member of the Board of Overseers and on the finance committee of the Albert Einstein College of Medicine. He also serves as an officer and director for the Westlake Foundation, Inc. Mr. Konigsberg is a Certified Public Accountant, and a member of the New York State Society of CPAs and The American Institute of Certified Public Accountants. Mr. Konigsberg received a B.A. degree in Business Administration from New York University in 1958, a L.L.B. from Brooklyn Law School in 1961 and an L.L.M. in taxation from the New York University Law School in 1965. Mr. Konigsberg’s qualifications for election to our Board of Directors include his long-time executive experience as President and senior partner of Konigsberg Wolf and Co. PC, his extensive experience serving on the boards and audit committees for various public companies and his financial and accounting skills as a Certified Public Accountant.

Marc Holliday. Mr. Holliday has served as one of our directors since August 2004 and was our President and Chief Executive Officer from August 2004 until October 2008. Mr. Holliday serves on our Special Committee and also has served on our Investment Committee from August 2004 until June 2010. Mr. Holliday became a consultant to our company after stepping down from his positions as our President and Chief Executive Officer from October 2008 until April 2009. Mr. Holliday is the Chief Executive Officer and a director of SL Green Realty Corp. He served as Chief Investment Officer of SL Green Realty Corp. from July 1998, when he joined SL Green Realty Corp., through 2003 and was named its President until April 2007, when Andrew Mathias, our former Chief Investment Officer, was promoted to that position, and elected to its board of directors in 2001. Prior to joining SL Green Realty Corp., he was Managing Director and Head of Direct Originations for New York-based Capital Trust (NYSE: CT), a mezzanine finance company. While at Capital Trust, Mr. Holliday was in charge of originating direct principal investments for the firm, consisting of mezzanine debt, preferred equity and first mortgages. From 1991 to 1997, Mr. Holliday served in various management positions, including Senior Vice President at Capital Trust’s predecessor company, Victor Capital Group, a private real estate investment bank specializing in advisory services, investment management, and debt and equity placements. Mr. Holliday received a B.S. degree in Business and Finance from Lehigh University in 1988, and a M.S. degree in Real Estate Development from Columbia University in 1990. Mr. Holliday’s qualifications to serve on our Board of Directors include his extensive executive experience as Chief Executive Officer at SL Green Realty Corp., as former President and Chief Executive Officer of our company, his long-time leadership skills in various management positions of various companies, as well as his deep exposure in the real estate industry.

Class I Directors—Terms Will Expire in 2014

Jeffrey E. Kelter. Mr. Kelter has served as one of our directors since August 2004. Mr. Kelter also serves as the Chairman of our Compensation Committee, as well as a member of our Nominating and Corporate Governance, Investment and Special Committees. Mr. Kelter has been a senior partner of KTR Capital Partners since 2004. From 1997 to 2004, Mr. Kelter was President and Chief Executive Officer and a trustee of Keystone Property Trust, an industrial real estate investment trust (“REIT”). Keystone merged during the third quarter of 2004 with and into a joint venture between ProLogis and affiliates of investment companies managed by Eaton Vance Management. Mr. Kelter had been President and a trustee of Keystone from its formation in December 1997 and was appointed Chief Executive Officer in December 1998. He has over 20 years of experience in all phases of commercial real estate including development and third-party management. Prior to forming Keystone, he served as President and Chief Executive Officer of Penn Square Properties, Inc. in Philadelphia, Pennsylvania, a real estate company which he founded in 1982. At Penn Square, he developed, owned, managed and leased more than 4.5 million square feet of office and warehouse projects throughout the Pennsylvania and New Jersey markets. Mr. Kelter received a B.A. from Trinity College. Mr. Kelter’s qualifications to serve on our Board of Directors include his executive experience as President and Chief Executive Officer of Keystone and Penn Square, and his vast experience of over 20 years in commercial real estate.

Charles S. Laven. Mr. Laven has been one of our directors since August 2004. In addition, Mr. Laven is the Chairman of our Nominating and Corporate Governance Committee, as well as a member of our Audit and Compensation Committees. Mr. Laven has been the President of Forsyth Street Advisors LLC, a New York based company specializing in real estate finance and consulting, since July 2003. From 1991 to 2003, Mr. Laven was a partner of Hamilton, Rabinovitz, & Alschuler, Inc. (“HR&A”), a financial, policy and management consulting firm focusing on complex housing finance, real estate, economic development and strategic planning problems. Prior to his 12 years with HR&A, Mr. Laven served as principal of Caine Gressel Midgley Slater Incorporated and, from 1981 to 1982, served as principal of Charles Laven and Associates. Mr. Laven also currently serves as chairman of the Urban Homesteading Assistance Board and as a director for Citizens Housing and Planning Council. In addition, Mr. Laven served on the board of directors of Madison Harbor Balanced Strategies, Inc., a real estate fund, from December 2003 to October 2004. Mr. Laven holds a B.S. degree in Architectural Design from the Massachusetts Institute of Technology. From 1980 to 1981, Mr. Laven was a Loeb Fellow in Advanced Environmental Affairs at the Harvard University School of Design. Mr. Laven is an Adjunct Professor of Real Estate at Columbia University’s Graduate School of Architecture Planning and Preservation and has been a member of the faculty of Columbia University since 1981. Mr. Laven’s qualifications to serve on our Board of Directors include his extensive leadership skills and executive experience at Forsyth Street Advisers LLC and HR&A, his intellectual acumen as a Columbia faculty member and his prior board experience at various companies and organizations.

Series A Preferred Director

Beginning with the fourth quarter of 2008, our Board of Directors elected not to pay the quarterly Series A Preferred Stock dividends of $0.50781 per share. As of September 30, 2011, we had accrued Series A preferred stock dividends for over six quarters which, pursuant to the terms of our charter, permits the holders of the Series A Preferred Stock to elect an additional director to our Board of Directors. In October 2011 we received a written communication from a holder of the Series A Preferred Stock representing more than 20% of the total number of the Series A Preferred Stock requesting, as permitted by Article FIRST, Section 10 of the Articles Supplementary designating the Series A Preferred Stock , that we call a special meeting of the holders of the Series A Preferred Stock to elect a new director. At a special meeting held on January 17, 2012, the holders of the Series A Preferred Stock elected William H. Lenehan to serve on our Board of Directors until the 2012 annual meeting of stockholders, special meeting held in lieu thereof or his successor is elected and qualifies; provided, however, that the term of such director will automatically terminate if and when all arrears in dividends on the Series A Preferred Stock then outstanding are paid and full dividends thereon for the then current quarterly dividend period have been paid or declared and set apart for payment.

William H. Lenehan. Mr. Lenehan has served as one of our directors since January 2012. From June 2011 to December 2011, Mr. Lenehan was the Interim Chief Executive Officer of MI Developments, Inc., a real estate operating company, and served as a member of the Board of Directors of MI Developments, Inc. and its Strategic Review Committee. From August 2001 to February 2011, Mr. Lenehan was an investment professional at Farallon Capital Management, L.L.C. in the real estate group, where he was involved with numerous private equity investments in the real estate sector, including office buildings, residential land, resort communities, mixed use properties and retail properties. Mr. Lenehan has a BA in economics and classics from Claremont McKenna College.

Biographical Information Regarding Executive Officers Who Are Not Directors

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

Jon W. Clark. Mr. Clark has been our Chief Financial Officer and Treasurer since April 2009. He has also been our Chief Accounting Officer since March 2009. Prior to his election as our Chief Accounting Officer, Mr. Clark served as our Vice President and Controller from June 2007 until March 2009. Mr. Clark was previously employed by the Manager from June 2007 until April 24, 2009. Prior to joining the Manager, Mr. Clark was a Director at BlackRock Financial Management where he managed the accounting and finance department for real estate debt products. During that time, Mr. Clark also served as Assistant Treasurer at Anthracite Capital, Inc., which was a publicly traded mortgage REIT that specialized in subordinate commercial mortgage-backed securities. He joined Blackrock Financial Management in 2000. Prior to joining BlackRock Financial Management, Mr. Clark was a Vice President at Cornerstone Properties, Inc. (acquired by Equity Office Properties in 2000) where he established its internal audit department. Mr. Clark is a certified public accountant and obtained his public accountancy experience as a manager in the national real estate practices of Arthur Andersen LLP and BDO Seidman LLP. Mr. Clark holds a B.B.A. degree in Accountancy from Western Michigan University.

Michael G. Kavourias. Mr. Kavourias has been our Executive Vice President and Chief Legal Officer since April 2009 and our Secretary effective since March 2012. Mr. Kavourias is responsible for asset management, special servicing, enforcements and remedial actions, restructuring and workouts and the negotiation, documentation and closing of loan investments and managing our relationships with outside law firms. Prior to his election as our Executive Vice President and Chief Legal Officer, Mr. Kavourias served as our General Counsel of our commercial real estate finance business, which operates under the name Gramercy Finance. Previously, Mr. Kavourias had served as our Senior Vice President and Transaction Counsel from October 2005 until March 2008. Prior to that, Mr. Kavourias was a Special Counsel in the Real Estate Department in Cadwalader, Wickersham & Taft LLP’s New York office, where he concentrated on commercial real estate financing and representing major financial institutions, investment banks and commercial banks. Prior to joining Cadwalader in 2000, Mr. Kavourias was a Special Counsel in the Real Estate Structured Finance Department of Rosenman & Colin LLP. Prior to that, Mr. Kavourias was the managing partner in a boutique real estate law firm, which he co-founded in 1994. Mr. Kavourias began his career in 1989 as an associate at Thacher Proffitt & Wood’s Real Estate Group. He attended New York University and received his J.D. from St. John’s University, where he was a Thomas More Scholar and member of the Law Review. Mr. Kavourias is a Certified Public Accountant and practiced public accounting from 1984 to 1986 with Price Waterhouse prior to attending law school. Mr. Kavourias has substantial experience in the origination and sale and purchase of commercial mortgage loans and mezzanine financing, as well as a wide range of experience in the sale and acquisition of commercial and residential real estate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our executive officers, directors and persons who own more than 10% of a registered class of our equity securities were filed on a timely basis in 2011, except that Roger Cozzi did not timely file two Form 4s to report four transactions and Timothy J. O’Connor did not timely file two Form 4s to report two transactions.

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

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

On April 24, 2009, we acquired the Manager from SL Green Realty Corp., the parent company of the Manager. We refer to this acquisition as the Internalization. In connection with the Internalization, the Manager became a wholly-owned subsidiary of GKK Capital LP (our "Operating Partnership"), and certain employees of the Manager (including our current executive officers) became our employees. In connection with the Internalization, we assumed, among other things, the obligations of the Manager under certain employment contracts between the Manager and Roger M. Cozzi, our Chief Executive Officer, Timothy J. O'Connor, our President, and Robert R. Foley, our former Chief Operating Officer. On April 27, 2009, we entered into an employment contract with Jon W. Clark, our Chief Financial Officer, effective as of April 24, 2009. On July 28, 2011, we entered into amendments to the employment contracts of Messrs. Cozzi and O'Connor. On August 31, 2011, Michael G. Kavourias entered into a retention agreement, effective as of July 28, 2011, with our company. On January 17, 2012 we entered into an amendment to the employment contract of Mr. Clark. The material terms of the employment and retention agreements with our executive officers are described under “— Employment and Retention Agreements.”

Prior to the Internalization, we did not pay, and were not involved in determining, any of our executive officers' cash compensation. Subsequent to the Internalization, our Compensation Committee has reviewed the compensation program and policies of our company and has established a compensation program that is appropriate and adequate for an internally-managed company in our industry and under current market and company-specific conditions. This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions since the Internalization. It provides qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our named executive officers (as defined below) and places in perspective the data presented in the tables and narrative that follow.

We refer to the individuals who served as our Chief Executive Officer and Chief Financial Officer during our 2011 fiscal year, as well as the other individuals included in the "Summary Compensation Table" on page 14, as the "named executive officers" or our "executives," unless the context otherwise requires or indicates.

Response to the 2011 "Say-on-Pay" Vote

In December 2011 at our Annual Meeting of Shareholders, approximately 65% of our shareholders voting on our "say-on-pay" proposal voted "FOR" and approximately 35% voted "AGAINST" the executive compensation of our named executive officers as set forth in our 2011 proxy statement. We believe that the most significant factor influencing the "AGAINST" voting percentage was our decision, in August 2011, to amend the vesting schedules of LTIP units in our Operating Partnership ("LTIP Units") previously granted to our Chief Executive Officer, Roger M. Cozzi, and our President, Timothy J. O'Connor, to be partially performance based and partially passage-of-time based. We believe that the amended LTIP Unit vesting schedules adopted for these grants were fair and reasonable under the circumstances, particularly in light of the simultaneous agreements of Messrs. Cozzi and O’Connor to extend the terms of their employment contracts. In response to receiving a higher than desired "AGAINST" voting percentage, our Compensation Committee and members of management will undertake an in-depth review of our pay practices prior to granting any new long-term incentives to our named executive officers, including seeking feedback from leading proxy advisory firms as well as obtaining feedback from our stockholders on an annual basis. While our Compensation Committee does not set specific fixed targets that entitle the executive officers to formulaic bonuses, cash incentive bonuses and equity incentive awards are discretionary, thereby allowing for the opportunity for greater compensation when performance is superior and lower compensation when performance is less successful. Our compensation program is more fully described below.

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

Our Compensation Committee is committed to the ongoing review and evaluation of the executive officer compensation levels and program. It is our Compensation Committee's view that compensation decisions are complex and best made after a deliberate review of company and individual performance, as well as industry compensation levels. Consistent with this view, our Compensation Committee annually assesses our performance within the context of the industry's overall performance and internal performance standards and evaluates individual executive officer performance relative to the performance expectations for their respective position and role within our company. In addition, our Compensation Committee benchmarks from time to time the total compensation provided to our executive officers to industry-based compensation practices. While it is our Compensation Committee's goal to provide compensation opportunities that reflect company and individual performance and that are competitive within industry standards, a specific target market position for executive officer pay levels has not been established.

Setting Executive Compensation

Our Compensation Committee determines compensation for our named executive officers and is comprised of three independent directors: Jeffrey E. Kelter (Chairman), Allan J. Baum and Charles S. Laven. Our Compensation Committee exercises independent discretion in respect of executive compensation matters and administers our 2004 Equity Incentive Plan (including reviewing and approving equity grants to our executives pursuant to this plan). Our Compensation Committee operates under a written charter adopted by our Board of Directors, a copy of which is available on our website at www.gkk.com.

Our Compensation Committee has retained FTI, an outside compensation consulting firm. FTI provides our Compensation Committee and Chief Executive Officer with relevant market data concerning the marketplace, our peer group and other compensation developments. FTI participates in our Compensation Committee meetings and meets with our named executive officers and certain of our directors. Our Compensation Committee has the authority to replace FTI or hire additional consultants at any time. It is important to understand that the compensation market data and ranges provide only a reference point for our Compensation Committee. Depending upon our company's business and individual performance results, a named executive officer's total direct compensation may be within, below or above the market range for that position. FTI also provides additional professional services, including strategic advisory and tax planning, to our company and receives market-based compensation with respect to these services. In 2011, we paid approximately $129,013 to FTI in connection with such services.

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

Our Compensation Committee met three times during 2011 to evaluate executive performance and to monitor market conditions in light of these goals and objectives, to solicit input from the compensation consultant on market practices and new developments and to review our compensation practices. During this decision making process, our Compensation Committee reviews tally sheets that detail the executive officer's compensation history. The tally sheets help our Compensation Committee to track changes in an executive officer's total direct compensation from year to year and to remain aware of the compensation historically paid to each executive officer. Ultimately, we rely upon our judgment about each of our named executive officers and not on formulas or short-term changes in business performance or our stock price. The key factors affecting our judgment are total return to stockholders ("TRS"), change in earnings and funds from operations, actual performance against the financial, operational and strategic goals we set at the beginning of the year, the nature and level of responsibility of each executive officer and the integrity and effort with which such executive officer conducts his responsibilities. Our Compensation Committee regularly reports to our Board of Directors.

What Our Compensation Program is Designed to Reward

Our Compensation Committee has designed our compensation program to (i) attract and retain talented individuals capable of performing at a high level in a market that remains highly competitive and who have the motivation, experience and skills necessary to lead our company effectively, (ii) provide performance-based compensation that creates a strong alignment of management and stockholder interest to create long-term stockholder value, (iii) motivate our executives to manage our business to meet and appropriately balance our short- and long-term objectives, (iv) hold executives accountable for their level of success in attaining specific goals set for them individually, (v) maintain flexibility and discretion to allow us to recognize the unique characteristics of our operations and strategy, and our prevailing business environment, as well as changing labor market dynamics, and (vi) achieve an appropriate risk-reward balance in our compensation programs that does not incentivize unnecessary or excessive risk taking. We expect our company to perform at the highest levels of the diversified REIT sectors. Our Compensation Committee rewards the achievement of specific annual, long-term and strategic goals of both our company and the individual executive. Our Compensation Committee measures performance on an absolute basis against financial and other measures and on a relative basis by comparing our company's performance against other diversified REITs and against the mortgage and office REIT industries generally. Comparative performance is an important metric since market conditions may affect the ability to meet specific performance criteria.

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

Measuring 2011 Performance

We rely on the credit and equity markets to finance and grow our business. Despite signs of improvement in 2011, market conditions remained difficult for us with limited, if any, availability of new debt or equity capital. Our stock price has remained low and we currently have limited, if any, access to the public or private equity capital markets. In this environment, we have sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing our loan portfolio to encourage repayments, as well as reducing capital and overhead expenses and as a result, have engaged in limited new investment activity, other than reinvestment of available restricted cash within our CDOs. Our stock price experienced a decrease of approximately 10.4% in 2011, and TRS was approximately (8.4)% and 100.0% during the respective two- and three-year periods ended December 31, 2011.

During 2011, we remained focused on improving our consolidated balance sheet by reducing leverage, generating liquidity from existing assets, actively managing portfolio credit, accretively re-investing repayments in loan and commercial mortgage-backed securities investments within our CDOs. We also sought to extend or restructure the Gramercy Realty division's $240.5 million mortgage loan with Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp. (the "Goldman Mortgage Loan"), and the Gramercy Realty division's $549.7 million senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc. ("KBS"), Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp. (the "Goldman Mezzanine Loans"). The Goldman Mortgage Loan was collateralized by approximately 195 properties held by Gramercy Realty and the Goldman Mezzanine Loans were collateralized by the equity interest in substantially all of the entities comprising our Gramercy Realty division, including its cash and cash equivalents. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions failed. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty's assets to KBS, Gramercy Realty's senior mezzanine lender, in full satisfaction of Gramercy Realty's obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty's assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, we transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Realty properties that we agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was approximately $2.63 billion. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

In connection with the Settlement Agreement, in September 2011, we entered into an interim asset management arrangement (the "Interim Management Arrangement") upon the terms and conditions set forth in the Settlement Agreement to provide for our continued management of Gramercy Realty's assets through December 31, 2013 while the parties negotiated a more complete and definitive management services agreement by March 31, 2012, provided that if the parties failed to complete a definitive agreement, the Interim Management Arrangement would terminate by its terms on June 30, 2012. On March 30, 2012, we entered into an asset management services agreement, pursuant to which we will continue to provide asset management services to KBS with respect to the transferred Gramercy Realty assets for a base management fee and an incentive fee through December 31, 2015.

Specifically, we achieved the following select objectives in 2011:

•	In September 2011, we entered into the Settlement Agreement, which resolved our obligations under the Goldman Mortgage Loan and the Goldman Mezzanine Loans. The Settlement Agreement provided for a phased transition of the ownership of substantially all Gramercy Realty entities and assets to KBS, eliminating all of our recourse debt obligations and generating gains on settlement of debt of $285.6 million.

•	In connection with the Settlement Agreement, we entered into the Interim Management Arrangement to provide for our continued management of Gramercy Realty's assets.

•	We were able to restore for one quarter cash distributions from our 2005 CDO and received $5.5 million on July 25, 2011 (inclusive of collateral management fees). We were also able to preserve cash distributions from our 2006 CDO, which yielded a total of $34.0 million (inclusive of collateral management fees) as of the end of the third quarter.

•	We repurchased at a discount, $49.3 million of notes issued by our CDOs, generating net gains on early extinguishment of debt of approximately $15.3 million. Repurchases included some of the senior-most classes of notes from our 2005 CDO and our 2006 CDO.

•	We originated or purchased five new loan investments in our CDOs deploying approximately $194.0 million of restricted cash in 2011. The origination and purchase activity compares to $113.8 million of originations during the prior year. We have reduced our unfunded loan commitments to $0.

•	We recorded a net provision for loan losses of approximately $48.2 million, or $0.94 per diluted common share, for 2011. By comparison, our provision for loan loss was approximately $84.4 million for the prior year.

•	We maintained approximately $163.7 million of unrestricted corporate cash at year end. We further increased our unrestricted cash in January 2012 with the sale of a three-building commercial office complex for $34.0 million generating approximately $16.1 million in incremental unrestricted corporate cash. In addition, as of December 31, 2011, we held an aggregate of $51.4 million of par value Class A-1, A-2 and B CDO securities previously issued by our CDOs with an aggregate fair value of $38.2 million.

In addition, the senior management team worked closely and supported the activities of our Special Committee in the second half of 2011 and to date in 2012.

As discussed above, our Compensation Committee has designed our equity compensation program to (i) attract and retain talented individuals capable of performing at a high level in a market that remains highly competitive and who have the motivation, experience and skills necessary to lead our company effectively, (ii) provide performance-based compensation that creates a strong alignment of management and stockholder interest to create long-term stockholder value, (iii) motivate our executives to manage our business to meet and appropriately balance our short- and long-term objectives, (iv) hold executives accountable for their level of success in attaining specific goals set for them individually, (v) maintain flexibility and discretion to allow us to recognize the unique characteristics of our operations and strategy, and our prevailing business environment, as well as changing labor market dynamics, and (vi) achieve an appropriate risk-reward balance in our compensation programs that does not incentivize unnecessary or excessive risk taking. In 2011, we did not make any such equity awards to our named executive officers in respect of their 2011 performance, except for the July 2011 restricted stock grants made to Jon W. Clark, our Chief Financial Officer, and Michael G. Kavourias, our Executive Vice President, Chief Legal Officer and Secretary. However, in 2011, we amended the vesting schedules of LTIP Units previously granted to Roger M. Cozzi and Timothy J. O'Connor, which originally provided for vesting on December 31, 2011 if our stock price on such date is equal to or greater than $5.00 per share, to provide that 50% of the LTIP Units will vest on June 30, 2012 subject to continued employment and 50% of the LTIP Units vested on September 1, 2011 upon satisfaction of certain conditions relating to the settlement of the Goldman Mortgage Loan and the Goldman Mezzanine Loans.

Elements of Our Compensation Program and Why We Chose Each Element

Our executive compensation program has been structured to provide short- and long-term incentives that promote continuing improvements in our financial performance and return to our stockholders. The elements of our executive compensation are primarily comprised of three elements: annual base salary; annual incentive awards, which include cash and equity bonuses; and long-term equity incentives:

•	Annual Base Salaries. Our Compensation Committee pays our named executive officers' annual base salaries to compensate them for services rendered during the fiscal year. In case of each of our named executive officers, except Robert R. Foley, our former Chief Operating Officer, and Michael G. Kavourias, our Chief Legal Officer, annual base salaries are paid in accordance with the employment agreements between us and such named executive officers. Base salaries are reviewed annually, but are not automatically increased if we feel that incentive awards are more appropriate means of rewarding and incentivizing performance.

•	Annual Incentive Awards. Annual incentive awards are provided in the form of cash and equity bonuses designed to focus a named executive officer on achieving key corporate objectives (both individual and company-based), to motivate certain desired individual behaviors and to reward substantial achievement of these objectives and individual goals. While our Compensation Committee does not set specific fixed targets that entitle the executive officers to formulaic bonuses, the named executive officers are made aware, at the beginning of the year, of the financial, operational and strategic goals our Compensation Committee will consider when evaluating corporate and individual performance and determining annual incentive awards. Cash incentive bonuses and equity incentive awards are discretionary, thereby allowing for the opportunity for greater compensation when performance is superior and lower compensation when performance is less successful.

•	Long-Term Incentives. Long-term equity incentives have historically been provided to our named executive officers through the grant of restricted stock awards, stock options, LTIP Units or performance awards pursuant to our 2004 Equity Incentive Plan. The grant of equity awards links a named executive officer's compensation and net worth directly to the performance of our stock price. This encourages our named executive officers to make decisions with an ownership mentality. The vesting provisions of these equity awards (generally two to four years) are designed to act as a retention device and to provide a strong incentive to the executives to increase stockholder value long after they performed the services in the year for which the equity awards were granted. In July 2011, we granted 60,000 shares of restricted stock to Jon W. Clark and 100,000 shares of restricted stock to Michael G. Kavourias. In July 2011, we amended the vesting schedules of LTIP Units previously granted to Roger M. Cozzi and Timothy J. O'Connor, which originally provided for vesting on December 31, 2011 if our stock price on such date is equal to or greater than $5.00 per share, to provide that 50% of the LTIP Units will vest on June 30, 2012 subject to continued employment and 50% of the LTIP Units vested on September 1, 2011 upon satisfaction of certain conditions relating to the settlement of the Goldman Mortgage Loan and the Goldman Mezzanine Loans. We did not make any other equity awards to the named executive officers in 2011.

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

How Each Element and Our Decisions Regarding Each Element Fit Into Our Overall Compensation Objectives and Affect Decisions Regarding Other Elements

Our compensation program seeks to reward our named executive officers for superior performance, which is competitive with the compensation paid to named executive officers at other public REITs and other private commercial real estate investors in the New York City commercial real estate market, while closely aligning the interests of our named executive officers with the interests of our stockholders. In making equity compensation decisions, our Compensation Committee generally considers various measures of company and industry performance, including (i) TRS (over the prior one-, two- and three-year periods), (ii) growth in funds from operations ("FFO") per share, (iii) leasing performance and occupancy levels, (iv) capital markets performance and maintenance of liquidity, and (v) certain material corporate events consummated during the applicable fiscal year. In particular, in 2011 the Compensation Committee took into account the resolution of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, including the Interim Management Arrangement; our increased cash balance at year-end; our management of our 2005 and 2006 CDOs; our increased investment activity and support given to the activities of the Special Committee. Consistent with this approach, our Compensation Committee grants equity awards to our named executive officers to reward our executives for achievement of financial and other performance (both company and individual based) during the last completed fiscal year. Our Compensation Committee also makes these awards to act as a retention tool and to provide continued and additional incentives to maximize our stock price and thereby more closely align the economic interests of our named executive officers with those of our stockholders. Through the elements of our compensation program, our Compensation Committee seeks to maintain a competitive compensation package for each executive, while being sensitive to our fiscal year budget and the impact of share dilution in making such compensation awards.

Other Matters

Tax and Accounting Treatment. Our Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Section 162(m) limits the deductibility on our tax return of compensation over $1.0 million to any of our named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been pre-approved by our stockholders. Our Compensation Committee's policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance. We paid compensation to certain of our named executive officers during 2011, a portion of which may be nondeductible under the limitations set forth in Section 162(m). Our Compensation Committee may make compensation payments that are not fully deductible if in its judgment such payments are necessary to achieve the objectives of our compensation program.

We account for stock-based payments through our 2004 Equity Incentive Plan in accordance with the requirements of FASB ASC Topic 718.

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

Compensation Risk Assessment

Our Compensation Committee oversaw the performance of a risk assessment of our executive compensation programs to ascertain any potential material risks that may be created by the compensation program. Because performance-based incentives play a large role in our executive compensation program, it is important to ensure that these incentives do not result in our named executive officers (as defined below in "—Summary Compensation Table") taking actions that may conflict with our long term interests. Our Compensation Committee considered the findings of the assessment conducted internally and concluded that our compensation programs are designed and administered with the appropriate balance of risk and reward in relation to its overall business strategy and do not encourage executives to take unnecessary or excessive risks. Our Compensation Committee considered the following attributes of the program:

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

Our Compensation Committee focuses primarily on the compensation of our named executive officers because risk-related decisions depend predominantly on their judgment. Our Compensation Committee believes that risks arising from our policies and practices for compensation of other employees are not reasonably likely to have a material adverse effect on our company.

Compensation Committee Report

The Compensation Committee (the "Compensation Committee") of the Board of Directors of Gramercy Capital Corp. (the "Company") has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual proxy statement and the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Submitted by the Compensation Committee

Jeffrey E. Kelter (Chairman)
Allan J. Baum
Charles S. Laven

April 25, 2012

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

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total

Roger M. Cozzi	2011	$500,000	$1,300,000	$1,100,000	$—	$12,210	$2,912,210
Chief Executive Officer	2010	500,000	1,300,000	105,000	—	12,210	1,909,860
	2009	326,923	1,050,000	—	—	4,860	1,381,783

Timothy J. O'Connor	2011	$400,000	$575,000	$319,741	$—	$7,350	$1,302,091
President	2010	400,000	575,000	—	—	7,350	975,000
	2009	261,539	575,000	—	—	—	836,539

Robert R. Foley	2011	$400,000	$400,000	$—	$—	$7,350	$807,350
Former Chief	2010	400,000	325,000	—	—	7,350	725,000
Operating Officer	2009	261,539	275,000	—	—	—	536,539

Jon W. Clark	2011	$275,000	$325,000	$165,000	$—	$7,350	$772,350
Chief Financial Officer	2010	250,000	300,000	—	—	7,350	550,000
	2009	148,108	255,000	—	—	—	403,108

Michael G. Kavourias	2011	$385,000	$600,000	$275,000	$—	$7,350	$1,267,350
Executive Vice President	2010	385,000	475,000	—	—	7,350	860,000
and Chief Legal Officer	2009	241,346	575,000	—	—	16,565	832,911

*	The columns for "Non-Equity Incentive Plan Compensation" and "Change in Pension Value and Nonqualified Deferred Compensation Earnings" have been omitted because they are not applicable.

(1)	Amounts shown do not reflect compensation actually received by the named executive officers. Instead, the amounts shown are the aggregate grant date fair value of the restricted stock awards and/or LTIP Units issued to the executives in 2011, 2010 and 2009, respectively, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the grant date value of such awards for 2011, 2010 and 2009 are set forth under Notes 2 and 15 of the Notes to Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2011, 2010 and 2009, which were filed with the SEC on March 15, 2012, September 22, 2011 and March 17, 2010, respectively. Amounts shown for 2011 for Roger M. Cozzi and Timothy J. O’Connor also include the incremental fair value of LTIP Units previously granted to Messrs. Cozzi and O’Connor, respectively, which originally provided for vesting on December 31, 2011 if our stock price on such date was equal to or greater than $5.00 per share, which were modified to provide that 50% of the LTIP Units will vest on June 30, 2012 subject to continued employment and 50% of the LTIP Units vested on September 1, 2011 upon satisfaction of certain conditions relating to the settlement of the Goldman Mortgage Loan and the Goldman Mezzanine Loans.

(2)	No stock option awards were issued to the named executive officers in 2009, 2010 and 2011.

(3)	The table below shows the components of this column.

Name	Year	401 (K) Matching Contributions(a)	Term Life Insurance Premiums(b)	Tax Gross-up Payments(c)	Total "All Other Compensation"

Roger M. Cozzi	2011	$7,350	$4,860	$—	$12,210
Timothy J. O'Connor	2011	7,350	—	—	7,350
Robert R. Foley	2011	7,350	—	—	7,350
Jon W. Clark	2011	7,350	—	—	7,350
Michael G. Kavourias	2011	7,350	—	—	7,350

Roger M. Cozzi	2010	7,350	4,860	—	12,210
Timothy J. O'Connor	2010	7,350	—	—	7,350
Robert R. Foley	2010	7,350	—	—	7,350
Jon W. Clark	2010	7,350	—	—	7,350
Michael G. Kavourias	2010	7,350	—	—	7,350

Roger M. Cozzi	2009	—	4,860	—	4,860
Timothy J. O'Connor	2009	—	—	—	—
Robert R. Foley	2009	—	—	—	—
Jon W. Clark	2009	—	—	—	—
Michael G. Kavourias	2009	—	—	16,565	16,565

a)	Represents our company's matching contributions with respect to amounts earned by the named executive officer under our 401(k) plan. Our 401(k) matching contributions are credited in the year subsequent to which employees make their contributions. Our 401(k) match is available to our employees generally. Our 401(k) plan was formed in June 2009. Prior to the implementation of our 401(K) plan, as an affiliate of SL Green Realty Corp., our employees were eligible to participate in SL Green Realty Corp.’s 401(K) Savings/Retirement Plan.

b)	Represents reimbursement of term life insurance premiums pursuant to Mr. Cozzi's employment contract.

c)	Represents the cash payments made with respect to tax payments due upon the vesting of certain restricted stock awards made to the named executive officers. We discontinued our policy of providing income tax gross-ups with respect to vesting restricted stock awards.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to each grant of an award made to a named executive officer in the fiscal year ended December 31, 2011.

Name	Grant Date	All Other Stock Awards; Number of Shares of Stock or Units (#)	Grant Date Fair Value of Equity Awards ($)
Roger M. Cozzi	1/5/2012	47,179	$125,000
	7/28/2011	500,000	$975,000	(1)
Timothy J. O'Connor	1/4/2012	28,308	$66,241
	7/28/2011	150,000	$253,500	(2)
Robert R. Foley	—	—	$—
Jon W. Clark	7/28/2011	60,000	$165,000
Michael G. Kavourias	7/28/2011	100,000	$275,000

*	The columns for "Estimated Future Payouts Under Non-Equity Incentive Plan Awards," "Estimated Future Payouts Under Equity Incentive Plan Awards," "All Other Option Awards: Number of Securities Underlying Options" and "Exercise or Base Price of Option Awards" have been omitted because they are not applicable.

(1)	Represents the incremental fair value of LTIP Units previously granted to Roger M. Cozzi, which originally provided for vesting on December 31, 2011 if our stock price on such date was equal to or greater than $5.00 per share, which were modified in July 2011 to provide that 50% of the LTIP Units will vest on June 30, 2012 subject to continued employment and 50% of the LTIP Units vested on September 1, 2011 upon satisfaction of certain conditions relating to the settlement of the Goldman Mortgage Loan and the Goldman Mezzanine Loans.

(2)	Represents the incremental fair value of LTIP Units previously granted to Timothy J. O’Connor, which originally provided for vesting on December 31, 2011 if our stock price on such date was equal to or greater than $5.00 per share, which were modified in July 2011 to provide that 50% of the LTIP Units will vest on June 30, 2012 subject to continued employment and 50% of the LTIP Units vested on September 1, 2011 upon satisfaction of certain conditions relating to the settlement of the Goldman Mortgage Loan and the Goldman Mezzanine Loans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to all outstanding equity awards held by each named executive officer at the fiscal year ended December 31, 2011.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Roger M. Cozzi	—		—	—	—	—	—		—	250,000	(2)	$687,500
	—		—	—	—	—	47,179	(1)	$125,000	—		—
Timothy J. O'Connor	—		—	—	—	—	—		—	75,000	(2)	$206,250
	—		—	—	—	—	28,308	(1)	$66,241	—		—
Robert R. Foley	113,461	(3)	—	—	$15.00	08/02/2014	—		—	—		—
	27,015	(4)	—	—	$19.85	04/20/2015	—		—	—		—
	27,015	(5)	—	—	$30.89	01/02/2017	—		—	—		—
	16,209	(6)	—	—	$24.31	12/31/2017	—		—	—		—
John W. Clark	5,403	(7)	—	—	$26.82	06/25/2017	—		—	—		—
	5,403	(6)			$22.50	12/31/2017
	—		—	—	—	—	60,000	(8)	$165,000	—		—
Michael G. Kavourias	12,966	(9)	—	—	$20.75	10/17/2015	—		—	—		—
	5,403	(5)	—	—	$27.72	01/03/2017	—		—	—		—
	10,806	(10)	—	—	$20.87	08/01/2017	—		—	—		—
	10,806	(6)	—	—	$22.50	12/31/2017	—		—	—		—
	—		—	—	—	—	100,000	(8)	$275,000	—		—

(1)	Includes restricted stock awards granted on January 5, 2012 and January 4, 2012 for Mr. Cozzi and Mr. O'Connor, respectively, which vests on June 30, 2012.

(2)	Includes LTIP Units originally granted on October 27, 2008 pursuant to our Amended and Restated Equity Incentive Plan, which originally provided for vesting on December 31, 2011 if our stock price on such date is equal to or greater than $5.00 per share. The LTIP Award Agreement was amended on July 28, 2011 to provide for a new vesting schedule pursuant to which 50% of the LTIP Units will vest on June 30, 2012 subject to continued employment and 50% of the LTIP Units vested on September 1, 2011 upon satisfaction of certain conditions relating to the settlement of the Goldman Mortgage Loan and the Goldman Mezzanine Loans.

(3)	Includes an option award granted on August 8, 2004, which vested in four equal annual installments beginning on June 30, 2005.

(4)	Includes an option award granted on April 20, 2005, which vested in three equal annual installments beginning on April 20, 2006.

(5)	Includes an option award granted on January 2, 2007, which vested in three equal annual installments beginning on January 2, 2008.

(6)	Includes an option award granted on December 31, 2007, a third of which vested immediately upon grant and the remaining portion vested in two equal annual installments beginning on December 31, 2008.

(7)	Includes an option award granted on June 28, 2007, which vested in three equal annual installments beginning on June 28, 2008.

(8)	Includes restricted stock awards granted on July 28, 2011, which vests in two equal annual installments beginning on July 28, 2012.

(9)	Includes an option award granted on October 17, 2005, which vested in three equal annual installments beginning on October 17, 2006.

(10)	Includes an option award granted on August 1, 2007, which vested in three equal annual installments beginning on December 31, 2008.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to the exercise of stock options, stock appreciation rights ("SARs"), and similar instruments, and the vesting of stock, including restricted stock, restricted stock units and similar instruments for each named executive officer during the fiscal year ended December 31, 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Roger M. Cozzi	300,000	$583,000	374,651	$1,025,523
Timothy J. O'Connor	—	—	118,334	$319,085
Robert R. Foley	—	—	4,391	$12,295
Jon W. Clark	—	—	—	$—
Michael G. Kavourias	—	—	—	$—

(1)	Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.

(2)	Amounts reflect the market value of the stock on the day the stock vested.

Pension Benefits

Our named executive officers received no benefits in fiscal year 2011 from us under defined pension or defined contribution plans. See "— Summary Compensation Table."

Nonqualified Deferred Compensation

Our company does not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our named executive officers.

Potential Payments upon Termination or Change in Control

General

Our company maintains employment agreements with Messrs. Cozzi, O'Connor and Clark, as well as separate severance agreements with Messrs. Cozzi and O'Connor, and a retention agreement with Mr. Kavourias. This section discusses the amount of compensation payable to each named executive officer upon termination of the executive officer's employment (i) by us with "Cause," (ii) by the named executive officer without "Good Reason," (iii) by us without "Cause," (iv) by the named executive officer with "Good Reason," (v) in the event of death or "Disability" of the named executive officer or (vi) in connection with a "Change-in-Control" of our company (each, a "Triggering Event") as described below. The following discussion assumes such termination was effective as of December 31, 2011 and estimates the amounts that would be paid out in such circumstances.

Our Compensation Committee believes that it is fair to provide accelerated vesting of equity grants upon a termination of service following a Change-in-Control. Very often, senior managers lose their jobs in connection with a Change-in-Control. By agreeing to accelerated vesting of equity grants in the event of a Change-in-Control, our Compensation Committee believes we can reinforce and encourage the continued attention and dedication of senior management to their assigned duties without distraction in the face of an actual or threatened Change-in-Control and ensure that management is motivated to negotiate the best merger consideration for our stockholders.

Employment and Retention Agreements

Each of Roger M. Cozzi, Timothy J. O'Connor and Jon W. Clark entered into employment agreements with our company. Each of Mr. Cozzi and Mr. O'Connor's employment agreements were amended on July 28, 2011. Mr. Clark's employment agreement was amended on January 17, 2012, effective as of January 1, 2012. On August 31, 2011, Michael G. Kavourias entered into a retention agreement, effective as of July 28, 2011, with our company. Illustrated below are the severance provisions associated with each Triggering Event discussed above.

Roger M. Cozzi. Mr. Cozzi's employment agreement, as amended, has a term commencing on October 28, 2008 and ending on June 30, 2012. The agreement provides for an annual salary of $500,000 and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. Cozzi for job performance. The annual bonus for 2011 was $1.3 million, paid in a lump sum on December 30, 2011, and for the period from January 1, 2012 through June 30, 2012 will be at least $650,000, to be paid within 30 days following June 30, 2012. Under the agreement, we are also obligated to maintain a life insurance policy for the benefit of Mr. Cozzi's beneficiaries in the face amount of $5 million, or if not available at reasonable rates, to self-insure Mr. Cozzi up to the maximum cash severance payable under the agreement. If Mr. Cozzi is terminated for any reason prior to June 30, 2012, under the agreement he will be subject to the following obligations: (i) noncompetition with us for one year (or three months if his employment is terminated due to a non-renewal of the term of employment by us or terminated for Cause (as defined in Mr. Cozzi's employment agreement) not related to our business, or six months if Mr. Cozzi terminates his employment after the payment of a discretionary bonus for any year in an amount less than $800,000); (ii) non-solicitation of our employees for two years; and (iii) non-disparagement of our company and non-interference with our business for one year. The employment agreement also provides for the following payments and benefits to Mr. Cozzi in connection with the termination of his employment with us:

•	Termination with Cause or without Good Reason. If Mr. Cozzi's employment is terminated by us with Cause or by Mr. Cozzi without Good Reason (as defined in Mr. Cozzi's employment agreement), Mr. Cozzi shall be entitled to receive earned and accrued but unpaid base salary, but we shall have no further obligations following such termination.

•	Termination without Cause or with Good Reason. If Mr. Cozzi's employment is terminated by us without Cause or by Mr. Cozzi for Good Reason, Mr. Cozzi will receive (i) earned and accrued but unpaid base salary, (ii) annual base salary for a period of 12 months following termination and (iii) a prorated annual bonus (which will be measured using the greater of Mr. Cozzi's annual bonus for 2011 or the amount that it otherwise would have been if calculated in accordance with the employment agreement) and an additional 12-month performance bonus, subject to certain formula. Mr. Cozzi will continue to receive his medical and welfare benefits for 12 months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus will fully vest or become exercisable on the date of termination. Mr. Cozzi will also have 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date. If such termination occurs in connection with or within 18 months after a Change-in-Control (as defined in Mr. Cozzi's employment agreement), then Mr. Cozzi will be entitled to (i) a single lump-sum payment of an amount equal to (a) 24 months of annual base salary and (b) a prorated annual bonus and an additional 24-month performance bonus, subject to certain formula, and (ii) the other payments and benefits described above for a period of 24 months following termination.

•	Termination upon Death. If Mr. Cozzi's employment is terminated by us upon his death, his estate will receive (i) earned and accrued but unpaid base salary and (ii)a prorated annual bonus (which will be measured using the greater of Mr. Cozzi's annual bonus for 2011 or the amount that it otherwise would have been if calculated in accordance with the employment agreement), subject to certain conditions. In addition, all of Mr. Cozzi's unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus will fully vest or become exercisable on the date of termination and he will be entitled to 12 months of additional vesting of his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

•	Termination upon Disability. If Mr. Cozzi's employment is terminated by us upon his Disability (as defined in Mr. Cozzi's employment agreement), Mr. Cozzi will receive (i) earned and accrued but unpaid base salary, (ii) annual base salary for a period of 12 months following termination and (iii) a prorated annual bonus (which will be measured using the greater of Mr. Cozzi's annual bonus for 2011 or the amount that it otherwise would have been if calculated in accordance with the employment agreement) and an additional 12-month performance bonus, subject to certain conditions. Mr. Cozzi will continue to receive his medical and welfare benefits for 12 months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, will fully vest or become exercisable on the date of termination. Mr. Cozzi will also have 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

The following table illustrates Mr. Cozzi's potential payment and other benefits upon termination of his employment or Change-in-Control of our company under his employment agreement.

Roger M. Cozzi	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity(1)	Total
With Cause or Without Good Reason	―	―	―	―	―
Without Cause or With Good Reason	$500,000	$1,300,000	$ 16,486	$742,948	$2,559,434
Death	―	$1,300,000	―	$742,948	$2,042,948
Disability	$500,000	$1,300,000	$ 16,486	$742,948	$2,559,434
Without Cause or With Good Reason Following Change-in-Control	$1,000,000	$2,600,000	$ 32,973	$742,948	$4,375,921

____________

(1)	Upon a hypothetical termination on December 31, 2011, Mr. Cozzi would have been entitled to 12 months of additional vesting of any outstanding time-based restricted stock, stock option awards or LTIP awards. Accordingly, Mr. Cozzi's accelerated equity value includes the assumed acceleration of (i) 47,179 shares of time-based restricted stock and (ii) 250,000 LTIP Units.

Timothy J. O'Connor. Mr. O'Connor's employment agreement, as amended, has a term commencing on November 13, 2008 and ending on June 30, 2012. The agreement provides for an annual salary of $400,000 and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. O'Connor for job performance. The annual bonus for 2011 was $575,000, paid in a lump sum on January 10, 2012, and for the period from January 1, 2012 through June 30, 2012 will be at least $287,500, to be paid within 30 days following June 30, 2012. If Mr. O'Connor is terminated for any reason prior to June 30, 2012, under the agreement he will be subject to the following obligations: (i) noncompetition with us for one year (or three months if his employment is terminated due to a non-renewal of the term of employment by us or terminated for Cause (as defined in Mr. O'Connor's employment agreement) not related to our business, or six months if Mr. O'Connor terminates his employment after the payment of a discretionary bonus for any year in an amount less than $500,000); (ii) non-solicitation of our employees for two years; and (iii) non-disparagement of our company and non-interference with our business for one year. The employment agreement also provides for the following payments and benefits to Mr. O'Connor in connection with the termination of his employment with us:

•	Termination with Cause or without Good Reason. If Mr. O'Connor's employment is terminated by us with Cause or by Mr. O'Connor without Good Reason (as defined in Mr. O'Connor's employment agreement), Mr. O'Connor shall be entitled to receive earned and accrued but unpaid base salary, but we shall have no further obligations following such termination.

•	Termination without Cause or with Good Reason. If Mr. O'Connor's employment is terminated by us without Cause or by Mr. O'Connor for Good Reason, Mr. O'Connor will receive (i) earned and accrued but unpaid base salary, (ii) annual base salary for a period of 12 months following termination and (iii) a prorated annual bonus (which will be measured using the greater of Mr. O'Connor's annual bonus for 2011 or the amount that it otherwise would have been if calculated in accordance with the employment agreement) and an additional 12-month performance bonus, subject to certain formula. Mr. O'Connor will continue to receive his medical and welfare benefits for 12 months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, will fully vest or become exercisable on the date of termination. Mr. O'Connor will also have 12 months of additional vesting for his outstanding restricted stock, option or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date. If such termination occurs in connection with or within 18 months after a Change-in-Control (as defined in Mr. O'Connor's employment agreement), then Mr. O'Connor will be entitled to (i) a single lump-sum payment of an amount equal to (a) 24 months of annual base salary and (b) a prorated bonus annual bonus and an additional 24-month performance bonus, subject to certain formula, and (ii) the other payments and benefits described above for a period of 24 months following termination.

•	Termination upon Death. If Mr. O'Connor's employment is terminated by us upon his death, his estate will receive (i) earned and accrued but unpaid base salary and (ii) a prorated annual bonus (which will be measured using the greater of Mr. O'Connor's annual bonus for 2011 or the amount that it otherwise would have been if calculated in accordance with the employment agreement), subject to certain conditions. In addition, all of Mr. O'Connor's unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus will fully vest or become exercisable on the date of termination and he will be entitled to 12 months of additional vesting of his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

•	Termination upon Disability. If Mr. O'Connor's employment is terminated by us upon his Disability (as defined in Mr. O'Connor's employment agreement), Mr. O'Connor will receive (i) earned and accrued but unpaid base salary, (ii) annual base salary for a period of 12 months following termination and (iii) a prorated annual bonus (which will be measured using the greater of Mr. O'Connor's annual bonus for 2011 or the amount that it otherwise would have been if calculated in accordance with the employment agreement) and an additional 12-month performance bonus, subject to certain conditions. Mr. O'Connor will continue to receive his medical and welfare benefits for 12 months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, will fully vest or become exercisable on the date of termination. Mr. O'Connor will also have 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

The following table illustrates Mr. O'Connor's potential payments and other benefits upon termination of his employment or Change-in-Control of our company under his employment agreement.

Timothy J. O'Connor	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity(1)	Total
With Cause or Without Good Reason	―	―	―	―	―
Without Cause or With Good Reason	$400,000	$575,000	$16,486	$258,270	$1,249,756
Death	―	$575,000	―	$258,270	$833,270
Disability	$400,000	$575,000	$16,486	$258,270	$1,249,756
Without Cause or With Good Reason Following Change-in-Control	$800,000	$1,150,000	$32,973	$258,270	$2,241,243

_____________

(1)	Upon a hypothetical termination on December 31, 2011, Mr. O'Connor would have been entitled to 12 months of additional vesting of any outstanding time-based restricted stock, stock option awards or LTIP awards. Accordingly, Mr. O'Connor's accelerated equity value includes the assumed acceleration of 28,308 shares of time-based restricted stock, and 75,000 LTIP Units.

Jon W. Clark. Mr. Clark's employment agreement, as amended, has a term commencing on April 24, 2009 and ending on April 30, 2014, which will automatically renew for successive one-year periods unless either party serves the required notice under the agreement. The agreement provides for an annual salary of $275,000 and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. Clark for job performance. The target annual bonus for 2012 and 2013 will be at least $300,000. Mr. Clark is also entitled to a monthly car allowance of $750. If Mr. Clark is terminated for any reason prior to April 30, 2014, under the agreement he will be subject to the following obligations: (i) noncompetition with us for six months (or three months if his employment is terminated due to a non-renewal of the term of employment by us or for Cause (as defined in Mr. Clark's employment agreement) not related to our business or if Mr. Clark terminates his employment after the payment of a discretionary bonus for any year in an amount less than $200,000); (ii) non-solicitation of our employees for two years; and (iii) non-disparagement of our company and non-interference with our business for one year. The employment agreement also provides for the following payments and benefits to Mr. Clark in connection with the termination of his employment with us:

•	Termination with Cause or without Good Reason. If Mr. Clark's employment is terminated by us with Cause or by Mr. Clark without Good Reason (as defined in Mr. Clark's employment agreement), Mr. Clark shall be entitled to receive earned and accrued but unpaid base salary, but we shall have no further obligations following such termination.

•	Termination without Cause or with Good Reason. If Mr. Clark's employment is terminated by us without Cause or by Mr. Clark for Good Reason, Mr. Clark will receive (i) earned and accrued but unpaid base salary, (ii) annual base salary for a period of six months following termination and (iii) a prorated annual bonus and an additional 6-month performance bonus, subject to certain formula. Mr. Clark will continue to receive his medical and welfare benefits for six months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, will fully vest or become exercisable on the date of termination. Mr. Clark will also have 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date. If such termination occurs in connection with or within 18 months after a Change-in-Control (as defined in Mr. Clark's employment agreement), then Mr. Clark will be entitled to (i) a single lump-sum payment of an amount equal to (a) 12 months of annual base salary and (b) a prorated annual bonus and an additional 12-month performance bonus, subject to certain formula, and (ii) the other payments and benefits described above for a period of 12 months following termination.

•	Termination upon Death. If Mr. Clark's employment is terminated by us upon his death, his estate will receive (i) earned and accrued but unpaid base salary, (ii) any earned and accrued by unpaid base salary and (iii) a prorated annual bonus, subject to certain conditions. In addition, all of Mr. Clark's unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus will fully vest or become exercisable on the date of termination and he will be entitled to 12 months of additional vesting of his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

•	Termination upon Disability. If Mr. Clark's employment is terminated by us upon his Disability (as defined in Mr. Clark's employment agreement), Mr. Clark will receive (i) annual base salary for a period of six months following termination and (ii) a prorated annual bonus and an additional six-month performance bonus, subject to certain conditions. Mr. Clark will continue to receive his medical and welfare benefits for six months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, will fully vest or become exercisable on the date of termination. Mr. Clark will also have 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

The following table illustrates Mr. Clark's potential payments and other benefits upon termination of employment or Change-in-Control of our company under his employment agreement.

Jon W. Clark	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity(1)	Total
With Cause or Without Good Reason	―	―	―	―	―
Without Cause or With Reason	$137,500	$162,500	$9,011	$75,000	$384,011
Death	―	$162,500	―	$75,000	$237,500
Disability	$137,500	$162,500	$9,011	$75,000	$384,011
Without Cause or With Good Reason Following Change-in-Control	$275,000	$325,000	$18,022	$75,000	$693,022

_____________

(1)	Upon a hypothetical termination on December 31, 2011, Mr. Clark would have been entitled to 12 months of additional vesting of any outstanding time-based restricted stock. Accordingly, Mr. Clark's accelerated equity value includes the assumed acceleration of 30,000 shares of time-based restricted stock.

Michael G. Kavourias. Mr. Kavourias' retention agreement has a term commencing on July 28, 2011 and ending on July 28, 2013. If Mr. Kavourias is terminated during the term of the retention agreement, under the agreement he will be subject to noncompetition with us for six months; provided, however, that such six-month post-termination restricted period will not apply if Mr. Kavourias (i) is paid aggregate discretionary bonuses for any year during the term of the agreement that are paid on or prior to February 28 of the following year in an amount less than $500,000 and Mr. Kavourias' employment is terminated on or after February 28 of such following year or (ii) following any termination of employment (a) after July 28, 2013 or (b) by us without Cause. The retention agreement also provides for the following payments and benefits to Mr. Kavourias in connection with the termination of his employment with us without Cause (as defined in Mr. Kavourias' retention agreement) within six months following a Change-in-Control (as defined in Mr. Kavourias' retention agreement): (i) a severance payment equal to 50% of his prior year's performance bonus payable in a single lump sum and (ii) 12 months of additional service for purposes of vesting and exercisability under any equity-based award granted to Mr. Kavourias that is subject only to time-based vesting.

The following table illustrates Mr. Kavourias' potential payments and other benefits upon termination of his employment or Change-in-Control of our company under his retention agreement.

Michael G. Kavourias	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity(1)	Total
Without Cause Following Change-in-Control	—	$300,000	—	$125,000	$425,000

_____________

(1)	Upon a hypothetical termination on December 31, 2011, Mr. Kavourias would have been entitled to 12 months of additional vesting of any outstanding time-based restricted stock or stock option awards. Accordingly, Mr. Kavourias' accelerated equity value includes the assumed acceleration of 50,000 shares of time-based restricted stock.

Severance Agreements

Roger M. Cozzi. Mr. Cozzi entered into a severance agreement with us pursuant to which he will be entitled to receive certain benefits upon the termination of his employment with us. The severance agreement, as amended on July 28, 2011, provides for a term that will terminate on June 30, 2012. Pursuant to the severance agreement, if Mr. Cozzi's employment with us is terminated by us without Cause (as defined in Mr. Cozzi's employment agreement) or by Mr. Cozzi with Good Reason (as defined in Mr. Cozzi's employment agreement), Mr. Cozzi will be credited with 12 months of additional vesting under all equity awards granted to him by us, other than the LTIP Units granted in connection with the severance agreement. In addition, if Mr. Cozzi's employment with us is terminated due to his death or Disability (as defined in Mr. Cozzi's employment agreement), he will be credited with 12 months of additional vesting under all equity awards granted to him by us, other than the LTIP Units granted in connection with the severance agreement. However, if Mr. Cozzi is terminated by us for "Cause" or if he voluntarily terminates his employment with us without "Good Reason", all of the equity awards previously granted to him that have not yet vested, including restricted stock and options to purchase our common stock, will be forfeited.

Timothy J. O'Connor. Mr. O'Connor entered into a severance agreement with us pursuant to which he will be entitled to receive certain benefits upon the termination of his employment with us. The severance agreement, as amended on July 28, 2011, provides for a term that will terminate on June 30, 2012. Pursuant to the severance agreement, if Mr. O'Connor's employment with us is terminated by us without Cause (as defined in Mr. O'Connor's employment agreement) or by Mr. O'Connor with Good Reason (as defined in Mr. O'Connor's employment agreement), Mr. O'Connor will be credited with 12 months of additional vesting under all equity awards granted to him by us, other than the LTIP Units granted in connection with the severance agreement. In addition, if Mr. O'Connor's employment with us is terminated due to his death or Disability (as defined in Mr. O'Connor's employment agreement), he will be credited with 12 months of additional vesting under all equity awards granted to him by us, other than the LTIP Units granted in connection with the severance agreement. However, if Mr. O'Connor is terminated by us for "Cause" or if he voluntarily terminates his employment with us without "Good Reason", all of the equity awards previously granted to him that have not yet vested, including restricted stock and options to purchase our common stock, will be forfeited.

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

Equity Incentive Plan

Prior to the Internalization, our Board of Directors adopted at the July 2004 meeting of our Board of Directors, and our stockholders ratified, a long-term, ten-year compensation program, which was later amended and restated, for certain employees, directors, officers, advisors, consultants and other personnel, including the Manager and employees of the Manager and SL Green Realty Corp., and any of our joint venture affiliates or those of SL Green Realty Corp. Of the options or stock that have not been granted at the time of our initial public offering, our Compensation Committee shall have the right to make such awards in the form of equity incentive compensation on such terms as our Compensation Committee may deem appropriate. Subsequent to the Internalization, our Compensation Committee has the authority to administer and interpret our 2004 Equity Incentive Plan, to authorize the granting of awards, to determine the eligibility of certain of our employees, directors, officers, advisors, consultants and other personnel and any of our joint venture affiliates to receive an award, to determine the number of shares of common stock to be converted by each award, to determine the terms, provisions and conditions of each award, to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate. Our Compensation Committee, in its discretion, may delegate to our Chief Executive Officer all or part of the Committee's authority and duties with respect to awards; provided, however, that we may not delegate its authority and duties with respect to awards that have been, or will be, granted to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Legal Officer or President or any Executive Vice President.

Subject to adjustment upon certain corporate transactions or events, up to a maximum of 6,250,000 shares, but not more than 10% of the common stock outstanding at the time of the grant, may be subject to stock options, restricted stock, phantom stock and dividend equivalent rights under our 2004 Equity Incentive Plan. The maximum number of shares of common stock that may underlie awards, other than options, to any eligible person in any one year, shall not exceed 200,000, to the extent such awards are intended to qualify as performance-based compensation under Section 162(m) of the Code, or 800,000, to the extent such awards are not intended to qualify as performance-based compensation under Section 162(m) of the Code. In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive options for more than 300,000 shares of our common stock in one year. Any common stock withheld or surrendered by plan participants in connection with the payment of an option exercise price or in connection with tax withholding will not count towards the share limitation and will be available for issuance under our 2004 Equity Incentive Plan. If an option or other award granted under our 2004 Equity Incentive Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless our 2004 Equity Incentive Plan is previously terminated by our Board of Directors, no new award may be granted under our 2004 Equity Incentive Plan after the tenth anniversary of the date that such plan was initially approved by our Board of Directors. No award may be granted under our 2004 Equity Incentive Plan to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of our outstanding common stock. At December 31, 2011, approximately 1,123,197 shares of common stock were available for issuance under our 2004 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock, as of April 27, 2012, for (1) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock based on the Schedule 13D, Schedule 13G, or any amendments thereto, filed with the SEC, (2) each of our directors and nominees for director, (3) each of our named executive officers who is not a director and (4) our directors, nominees for director and executive officers as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of common stock set forth opposite their respective names.

In accordance with SEC rules, each listed person's beneficial ownership includes:

•	all shares the investor actually owns beneficially or of record;

•	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all shares the investor has the right to acquire within 60 days (such as upon exercise of options that are currently vested or which are scheduled to vest within 60 days) after April 27, 2012.

Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Name**	Amount And Nature of Beneficial Ownership of Common Stock		Percent of Total(1)
SL Green Realty Corp. and SL Green Operating Partnership, L.P.	3,225,947	(2)	6.4%
Roger M. Cozzi	1,071,200		2.1%
Timothy J. O'Connor	277,974		*
Marc Holliday	358,523	(3)	*
Allan J. Baum	179,355	(4)	*
Jeffrey E. Kelter	188,366	(5)	*
Paul J. Konigsberg	179,200	(6)	*
Charles S. Laven	176,726	(7)	*
William H. Lenehan	10,237		*
Jon W. Clark	13,306	(8)	*
Michael G. Kavourias	39,982	(9)	*
All Directors and Executive Officers as a Group (10 Persons)	2,135,043		4.86%
He Zhengxu	2,663,067	(10)	5.33%
Kwon Uk Choi	3,800,000	(11)	7.50%

*	Less than 1% of class.

**	Unless otherwise indicated, the business address is 420 Lexington Avenue, New York, New York 10170-1881.

(1)	As of April 27, 2012, 51,295,323 shares of common stock were outstanding.

(2)	Based solely on information contained in Schedule 13G/A filed jointly by SL Green Realty Corp. and SL Green Operating Partnership, L.P. on February 8, 2012. SL Green Realty Corp. and SL Green Operating Partnership, L.P. have shared voting and dispositive power over these shares of common stock.

(3)	Includes 138,865 shares of common stock issuable upon exercise of options. On April 22, 2010, Marc Holliday notified our board of directors that he would not stand for election as a Class III director for a new term at our 2010 annual meeting of stockholders. However, Mr. Holliday agreed with our board of directors that he would remain as a director on an interim basis for an unspecified period of time following our 2010 annual meeting. Under Maryland law, a director continues as a director until he resigns or his successor is duly elected and appointed.

(4)	Includes 43,508 shares of common stock issuable upon exercise of options, 2,500 shares of restricted common stock and 133,347 phantom units.

(5)	Includes 43,508 shares of common stock issuable upon exercise of options, 2,500 shares of restricted common stock and 142,358 phantom units.

(6)	Includes 43,508 shares of common stock issuable upon exercise of options, 2,500 shares of restricted common stock and 133,192 phantom units.

(7)	Includes 43,508 shares of common stock issuable upon exercise of options, 2,500 shares of restricted common stock and 130,718 phantom units.

(8)	Includes 10,806 shares of common stock issuable upon exercise of options.

(9)	Includes 39,982 shares of common stock issuable upon exercise of options.

(10)	The address for this stockholder is Institution of Math, AMSS, CAS, Zhongguancun, Haidian District, Beijing 100080, People's Republic of China. Based solely on information contained in Schedule 13G/A filed jointly by this stockholder and He & Fang 2005 Revocable Living Trust on January 10, 2012. This stockholder has shared voting and dispositive power over these shares.

(11)	The address for this stockholder is Renaissance Villa 45, Ogeum-Tong, Song-Pa Gu, Seoul, Republic of Korea. Based solely on information contained in Schedule 13D filed jointly with Jisook Jung and Anda Investment Partners on November 23, 2011. This stockholder has sole voting and dispositive power over these shares. Based solely on information contained in the Schedule 13D, Jisook Jung owns and has sole voting and dispositive power over 286,100 shares, representing less than 1% of the outstanding shares of common stock, and Anda Investment Partners owns and has sole voting and dispositive power over 148,000 shares, representing less than 1% of the outstanding shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our Nominating and Corporate Governance Committee shall review the material facts of all related party transactions that require its approval and either approve or disapprove of the entry into the related party transaction, subject to some exceptions. If advance approval of a related party transaction is not feasible, then the related party transaction shall be considered and, if our Nominating and Corporate Governance Committee determines it to be appropriate, ratified at the next regularly scheduled meeting of our Nominating and Corporate Governance Committee. In determining whether to approve or ratify a related party transaction, our Nominating and Corporate Governance Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party's interest in the transaction.

If a related party transaction will be ongoing, our Nominating and Corporate Governance Committee may establish guidelines for our management to follow in its ongoing dealings with the related party. Thereafter, our Nominating and Corporate Governance Committee, on at least an annual basis, shall review and assess ongoing relationships with the related party to see that they are in compliance with our Nominating and Corporate Governance Committee's guidelines and that the related party transaction remains appropriate.

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

Concurrently with the execution of the securities transfer agreement, we also entered into a special rights agreement with SL Green Operating Partnership, L.P. and SL Green Realty Corp. pursuant to which SL Green Realty Corp. agreed to provide us certain management information systems services from April 24, 2009 through the date that was 90 days thereafter and we agreed to pay SL Green Operating Partnership, L.P. a monthly cash fee of $25,000 in connection therewith. We also agreed to use our best efforts to operate as a real estate investment trust during each taxable year and to cause our tax counsel to provide legal opinions to SL Green Realty Corp. relating to our real estate investment trust status. Other than with respect to the transitional services provisions of the special rights agreement as set forth therein, the special rights agreement terminated when SL Green Operating Partnership, L.P. ceased to own at least 7.5% of the shares of our common stock.

Management Agreement

In connection with our initial public offering, we entered into a management agreement with the Manager, which was subsequently terminated in April 2009 in connection with the Internalization. The management agreement provided for a term through December 2009 with automatic one-year extension options and was subject to certain termination rights. We paid the Manager an annual management fee equal to 1.75% of our gross stockholders equity (as defined in the management agreement) inclusive of our trust preferred securities. In October 2008, we entered into the second amended and restated management agreement with the Manager which generally contained the same terms and conditions as the amended and restated management agreement, as amended, except for the following material changes: (1) reduced the annual base management fee to 1.50% of our gross stockholders equity; (2) reduced the termination fee to an amount equal to the management fee earned by the Manager during the 12 months preceding the termination date; and (3) commencing July 2008, all fees in connection with collateral management agreements were to be remitted by the Manager to us. We incurred expense to the Manager under this agreement of an aggregate of $0, $0 and $7,534,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Asset Servicing Agreement

Prior to the Internalization, we were obligated to reimburse the Manager for its costs incurred under an asset servicing agreement between the Manager and an affiliate of SL Green Operating Partnership, L.P. and a separate outsource agreement between the Manager and SL Green Operating Partnership, L.P. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to SL Green Operating Partnership, L.P. by us of 0.05% of the book value of all credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other assets. The outsource agreement provided for an annual fee payable by us, which became $2,814,000 per year subsequent to the closing of the American Financial merger to reflect higher costs resulting from the increased size and number of assets of the combined company, increasing 3% annually over the prior year on the anniversary date of the outsource agreement in August of each year. For the year ended December 31, 2008, we realized expense of $1,721,000 to the Manager under the outsource agreement. For the year ended December 31, 2008, we realized expense of $4,022,000 to the Manager, under the asset servicing agreement. In October 2008, the outsource agreement was terminated and the asset servicing agreement was replaced with that certain interim asset servicing agreement between the Manager and an affiliate of SL Green Realty Corp., pursuant to which we were obligated to reimburse the Manager for its costs incurred thereunder from October 2008 until April 24, 2009 when such agreement was terminated in connection with the Internalization. Pursuant to that agreement, the SL Green Realty Corp. affiliate acted as the rated special servicer to our CDOs, for a fee equal to two basis points per year on the carrying value of the specially serviced loans assigned to it. Concurrent with the Internalization, the interim asset servicing agreement was terminated and the Manager entered into a special servicing agreement with an affiliate of SL Green Realty Corp., pursuant to which the SL Green Realty Corp. affiliate agreed to act as the rated special servicer to our CDOs for a period beginning on April 24, 2009 through the date that is the earlier of (i) 60 days thereafter and (ii) a date on which a new special servicing agreement is entered into between the Manager and a rated third-party special servicer. The SL Green affiliate was entitled to a servicing fee equal to (i) 25 basis points per year on the outstanding principal balance of assets with respect to certain specially serviced assets and (ii) two basis points per year on the outstanding principal balance of assets with respect to certain other assets. The April 24, 2009 agreement expired effective June 23, 2009. Effective May 2009, we entered into new special servicing arrangements with Situs Serve, L.P., which became the rated special servicer for our CDOs. An affiliate of SL Green Realty Corp. continues to provide special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green Realty Corp. are co-investors. For the years ended December 31, 2011, 2010 and 2009 we incurred expense of $3,058,000, $477,000 and $1,014,000 respectively, pursuant to the special servicing arrangement.

Leases

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green Realty Corp., for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249,000 per annum for year one rising to $315,000 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103,000 per annum during the initial year and $123,000 per annum during the final lease year. For the years ended December 31, 2011, 2010 and 2009 we paid $307,000, $339,000 and $437,000 under this lease, respectively.

SL Green Operating Partnership, L.P. and SL Green Realty Corp. Interests in Gramercy Investments

In March 2006, we closed on the purchase of a $25,000,000 mezzanine loan, which bears interest at one-month LIBOR plus 8.00%, to a joint venture in which SL Green Realty Corp. was an equity holder. The mezzanine loan was repaid in full on May 9, 2006, when we originated a $90,287,000 whole loan, which bears interest at one-month LIBOR plus 2.75%, to the joint venture. The whole loan is secured by office and industrial properties in northern New Jersey and has a book value of $24,478,000 and $24,821,000 as of December 31, 2011 and 2010, respectively.

In April 2007, we purchased for $103,200,000 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063,000 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green Realty Corp. The TIC interests are pari-passu. We sold our 45% interest in December 2010 to a wholly-owned subsidiary of SL Green Realty Corp. for net proceeds of $25,350,000 resulting in a loss of $11,885,000. We recorded our pro rata share of net income of $5,078,000 and $4,988,000 for the years ended December 31, 2010 and 2009, respectively.

In July 2007, we purchased for $144,240,000 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443,000 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green Realty Corp. The TIC interests are pari passu. We sold our 45% interest in December 2010 to a wholly-owned subsidiary of SL Green Realty Corp. for net proceeds of $38,911,000 resulting in a loss of $15,407,000. We recorded our pro rata share of net income of $5,926,000 and $5,972,000 for the years ended December 31, 2010 and 2009, respectively.

In September 2007, we acquired a 50% interest in a $25,000,000 senior mezzanine loan from SL Green Realty Corp. Immediately thereafter, we, along with SL Green Realty Corp., sold all of our interests in the loan to an unaffiliated third party. Additionally, we acquired from SL Green Realty Corp. a 100% interest in a $25,000,000 junior mezzanine loan associated with the same properties as the preceding senior mezzanine loan. Immediately thereafter we participated 50% of our interest in the loan back to SL Green Realty Corp. As of December 31, 2011 and 2010, the loan had a book value of $0 and $0, respectively. In October 2007, we acquired a 50% pari-passu interest in $57,795,000 of two additional tranches in the senior mezzanine loan from an unaffiliated third party. At closing, an affiliate of SL Green Realty Corp. simultaneously acquired the other 50% pari-passu interest in the two tranches. As of December 31, 2011 and 2010, the loan has a book value of $0 and $0, respectively. We held a contingent interest in the property which was sold to SL Green Realty Corp. in December 2010 for $2,016,000.

In December 2007, we acquired a $52,000,000 interest in a senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green Realty Corp. The investment, which is secured by an office building in New York, New York, was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 5.00%. In July 2009, we sold our remaining interest in the loan to an affiliate of SL Green Realty Corp. for $16,120,000 pursuant to purchase rights established when the loan was acquired. The sale also included a contingent participation in future net proceeds from SL Green Realty Corp. of up to $1,040,000 in excess of the purchase price upon their ultimate disposition of the loan, which was surrendered and cancelled in December 2010 in connection with certain transactions that we consummated with wholly-owned subsidiaries of SL Green Realty Corp.

In December 2007, we acquired a 50% interest in a $200,000,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green Realty Corp. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, we subsequently purchased from an affiliate of SL Green Realty Corp., its full participation in the senior mezzanine loan at a discount. As of December 31, 2011 and 2010, the original loan has a book value of $250,000 and $5,224,000, respectively, and the subsequently purchased mezzanine loan has a book value of $7,337,000 and $13,586,000 respectively and the preferred equity investment has a book value of $3,365,000 and $0, respectively.

In August 2008, we closed on the purchase from an SL Green Realty Corp. affiliate of a $9,375,000 pari-passu participation interest in a $18,750,000, first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, we purchased the remaining 50% interest in the loan from an SL Green Realty Corp. affiliate for a discount of $9,420,000. As of December 31, 2011 and 2010 the loan has a book value of $19,419,000 and $19,367,000, respectively.

In September 2008, we closed on the purchase from an SL Green Realty Corp. affiliate of a $30,000,000 interest in a $135,000,000 mezzanine loan. The loan is secured by the borrower’s interests in a retail condominium located New York, New York. The investment bears interest at an effective spread to one-month LIBOR of 10.00%. As of December 31, 2010, the loan has a book value of approximately $27,778,000. In December 2010, we sold our contingent interest to SL Green Realty Corp. for $300,000. In March 2011, the loan was paid in full by the borrower.

In December 2010, we sold our interest in a parcel of land located at 292 Madison Avenue in New York, New York to a wholly-owned subsidiary of SL Green Realty Corp. We received proceeds of $16,765,000 and recorded an impairment charge of $9,759,000.

Director Independence

Our Corporate Governance Guidelines provide that a majority of the directors serving on our Board of Directors must be independent as required by the listing standards of the NYSE and the applicable rules promulgated by the SEC. In addition, our Board of Directors has adopted director independence standards, which are certain additional categorical standards to assist in making determinations with respect to the independence of directors. Our Board of Directors has affirmatively determined, based upon its review of all relevant facts and circumstances and after considering all applicable relationships, of which our Board of Directors had knowledge, between or among the directors and our company or our management (any such relationships, if any, are described in Item 13, Certain Relationships and Related Transactions, of this Form 10-K/A), that each of the following directors and director nominees has no direct or indirect material relationship with us and is independent under the listing standards of the NYSE, the applicable rules promulgated by the SEC and our director independence standards: Messrs. Allan J. Baum, Jeffrey E. Kelter, Paul J. Konigsberg, Charles S. Laven and William H. Lenehan.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for audit services totaled approximately $2,334,523 in 2011 and $2,479,804 in 2010, of which $311,325 and $296,500 was attributable to Sarbanes-Oxley 404 planning and testing in 2011 and 2010, respectively. Audit fees include fees associated with our annual audit and the reviews of our quarterly reports on Form 10-Q. In addition, audit fees include fees for services relating to reporting requirements in connection with our mortgage and mezzanine loans. Audit fees also include fees for accounting research.

Audit-Related Fees

Fees for audit-related services totaled approximately $65,000 in 2011 and $10,250 in 2010. The audit-related services for 2011 principally included fees for certain procedures performed in association with SEC filings, including an unaudited pro forma condensed consolidated financial statement issued in a current report on Form 8-K on December 7, 2011. The audit-related services for 2010 principally included fees for comfort letters and consents in connection with modifying debt arrangements and our November 2010 tender offer.

Tax Fees

Fees for tax compliance, tax advice and tax planning totaled approximately $272,615 in 2011 and $156,000 in 2010.

All Other Fees

We did not incur fees in 2011 and 2010 for other services not included above.

Our Audit Committee considers whether the provision by Ernst & Young LLP of the services that are required to be described under “All Other Fees” is compatible with maintaining Ernst & Young LLP’s independence from both management and our company.

Pre-Approval Policies and Procedures of our Audit Committee

Our Audit Committee must pre-approve all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if: (1) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (2) we did not recognize such services at the time of the engagement to be non-audit services; and (3) such services are promptly brought to our Audit Committee's attention and approved prior to the completion of the audit by our Audit Committee or any of its member(s) who has authority to give such approval. Our Audit Committee may delegate to one or more of its members who is an independent director the authority to grant pre-approvals. All services provided by Ernst & Young LLP in 2011 were pre-approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements, filed under Part II, Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012.

GRAMERCY CAPITAL CORP.

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity and Non-controlling Interests for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules, filed under Part II, Item 8, “Financial Statements and Supplementary Data,” of the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2011
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2011

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on following page

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), filed with the SEC on July 26, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2007.
3.3	Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
4.1	Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
10.1	Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated April 19, 2006, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 13, 2007, filed with the SEC on April 18, 2007.
10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.4	Collateral Management Agreement, by and between Gramercy Real Estate CDO 2005 1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.5	Collateral Management Agreement, dated as of August 24, 2006, by and between Gramercy Real Estate CDO 2006-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.6	Collateral Management Agreement, dated as of August 8, 2007, by and between Gramercy Real Estate CDO 2007-1, Ltd. And GKK Manager LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.7	Indenture, by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.8	Indenture, dated as of August 24, 2006, by and among Gramercy Real Estate CDO 2006-1, Ltd., as issuer, Gramercy Real Estate CDO 2006-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.9	Indenture, dated as of August 8, 2007, by and among Gramercy Real Estate CDO 2007-1, Ltd., Gramercy Real Estate CDO 2007-1, LLC, GKK Liquidity LLC and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.

Exhibit No.	Description

10.10	Gramercy Capital Corp. Director’s Deferral Program, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005.
10.11	Second Amended and Restated Registration Rights Agreement by and between the Company and SL Green Operating Partnership, L.P., incorporated by reference to the Company’s Current Report on Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.12	Registration Rights Agreement, by and between various holders of the Company’s common stock and the Company, incorporated by reference to the Company’s Current Report on Form 8-K, dated December 3, 2004, filed with the SEC on December 9, 2004.
10.13	Form of Restricted Stock Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.
10.14	Form of Option Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.
10.15	Form of Phantom Share Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.
10.16	Severance Agreement, dated as of October 27, 2008, by and between Gramercy Capital Corp. and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, dated October 27, 2008, filed with the SEC on October 31, 2008.
10.17	Severance Agreement, dated as of November 13, 2008, by and between Gramercy Capital Corp. and Timothy O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, dated November 13, 2008, filed with the SEC on November 17, 2008.
10.18	Employment and Noncompetition Agreement, dated as of October 27, 2008, by and between GKK Manager LLC and Roger Cozzi, incorporated by reference to the Company’s Current Report on Current Report on Form 8-K, filed with the SEC on April 28, 2009.
10.19	Employment and Noncompetition Agreement, dated as of November 13, 2008, by and between GKK Manager LLC and Timothy O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.
10.20	Employment and Noncompetition Agreement, dated as of April 27, 2009, by and between Gramercy Capital Corp. and Jon W. Clark, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.
10.21	Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.22	First Amendment to Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.23	Junior Subordinated Indenture, dated as of January 30, 2009, by and between GKK Capital LP and The Bank of New York Mellon Trust Company, National Association, as Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2009.
10.24	Lease Agreement, dated as of April 1, 2003, by and between Wachovia Bank, National Association and First States Investors 4000B, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.25	Amended and Restated Lease Agreement, dated as of May 23, 2003, by and between U.S. Bank National Association, and Patrick Thebado, as Lessor, and Bank of America, N.A., as Lessee, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.26	Lease Agreement, dated as of September 24, 2003, by and between Bank of America, N.A. and First States Investors 4100A, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.

Exhibit No.	Description

10.27	Office Lease, dated as of August 1, 2004, by and between First States Investors 104, LLC and Bank of America, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.28	Master Agreement Regarding Leases, dated as of September 22, 2004, by and between Wachovia Bank, National Association and First States Investors 3300, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.29	Form of Lease, by and between Wachovia Bank, National Association and First States Investors 3300, LLC, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.30	Master Lease Agreement, dated of October 1, 2004, by and between First States Investors 5200, LLC and Bank of America, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.31	Master Lease Agreement, dated of January 1, 2005, by and between First States Investors 5000A, LLC and Bank of America, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.32	Supplemental Indenture, dated as of October 14, 2009, by and between GKK Capital LP and The Bank of New York Mellon Trust Company, National Association, as Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2009.
10.33	Second Amendment to Loan Agreement, dated as of March 9, 2010, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and certain subsidiaries of Gramercy Capital Corp., as borrower, incorporated by reference to the Company’s Form 8-K, dated March 9, 2010, filed with the SEC on March 15, 2010.
10.34	Amendment to Amended and Restated Senior Mezzanine Loan Agreement, dated as of March 9, 2010, among Goldman Sachs Mortgage Company and Citicorp North America, Inc., collectively, as lender, and American Financial Realty Trust, First States Group, L.P., GKK Stars Acquisition LLC, First States Group, LLC, and certain subsidiaries of Gramercy Capital Corp., as borrower, incorporated by reference to the Company’s Form 8-K, dated March 9, 2010, filed with the SEC on March 15, 2010.
10.35	Amendment to Junior Mezzanine Loan Agreement, dated as of March 9, 2010, among Goldman Sachs Mortgage Company, Citicorp North America, Inc. and SL Green Realty Corp., collectively, as lender, and GKK Stars Junior Mezz 2 LLC, as borrower, incorporated by reference to the Company’s Form 8-K, dated March 9, 2010, filed with the SEC on March 15, 2010.
10.36	Supplemental Indenture, dated as of June 14, 2010, by and between GKK Capital LP and The Bank of New York Mellon Trust Company, National Association, as Trustee, incorporated by reference to the Company’s Current Report on Form 8-K, dated June 14, 2010, filed with the SEC on June 17, 2010.
10.37	Letter Agreement, dated March 13, 2011, by and among the Company, as guarantor, GKK Stars Junior Mezz I, LLC, as guarantor, the Borrowers, the Mortgage Lenders, the Mezzanine Lenders, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated March 13, 2011, filed with the SEC on March 14, 2011.
10.38	Letter Agreement, dated April 15, 2011, by and among the Company, as guarantor, GKK Stars Junior Mezz I, LLC, as guarantor, the Borrowers, the Mortgage Lenders, the Mezzanine Lenders, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 15, 2011, filed with the SEC on April 19, 2011.
10.39	Amendment, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.

Exhibit No.	Description

10.40	Amendment to LTIP Unit Award Agreement, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.
10.41	Amendment, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Timothy J. O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.
10.42	Amendment to LTIP Unit Award Agreement, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Timothy J. O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.
10.43	Collateral Transfer and Settlement Agreement, dated as of September 1, 2011, by and among GKK Stars Acquisition LLC, KBS Acquisition Sub, LLC, KBS Debt Holdings Mezz Holder, LLC, KBS GKK Participation Holdings I, LLC, KBS GKK Participation Holdings II, LLC and KBS Acquisition Holdings, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated September 1, 2011, filed with the SEC on September 8, 2011.
10.44	Restricted Stock Award, dated as of January 5, 2012, by the Company to Roger M. Cozzi, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012.
10.45	Amendment, dated as of January 1, 2012, by and between GKK Capital LP and Jon W. Clark, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012.
21.1	Subsidiaries of the Registrant, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012.
23.1	Consent of Independent Registered Accounting Firm, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012.
31.3	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012.
101.INS	XBRL Instance Document, furnished with the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012, and incorporated by reference herein.
101.SCH	XBRL Taxonomy Extension Schema, furnished with the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012, and incorporated by reference herein.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, furnished with the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012, and incorporated by reference herein.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, furnished with the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012, and incorporated by reference herein.
101.LAB	XBRL Taxonomy Extension Label Linkbase, furnished with the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012, and incorporated by reference herein.

Exhibit No.	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, furnished with the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2012, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY CAPITAL CORP.

By:	/s/ JON W. CLARK
Name: Jon W. Clark
Title: Chief Financial Officer

Dated: April 27, 2012