Form 10-Q
period 2012-03-31
GRAMERCY CAPITAL CORP
filed 2012-05-08
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 51,285,086 as of May 8, 2012.

GRAMERCY CAPITAL CORP.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Gramercy Capital Corp.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2012	2011
Assets:
Real estate investments, at cost:
Land	$11,874	$11,915
Building and improvements	29,921	30,603
Other real estate investments	20,318	20,318
Less: accumulated depreciation	(2,827)	(2,722)
Total real estate investments, net	59,286	60,114

Cash and cash equivalents	186,083	163,629
Restricted cash	267	93
Loans and other lending investments, net	766	828
Investment in joint ventures	432	496
Assets held-for-sale, net	-	32,834
Tenant and other receivables, net	2,662	2,829
Derivative instruments, at fair value	4	6
Acquired lease assets, net of accumulated amortization of $325 and $342	389	477
Deferred costs, net of accumulated amortization of $5,363 and $4,899	1,532	1,961
Other assets	4,097	4,141
Subtotal	255,518	267,408

Assets of Consolidated Variable Interest Entities ("VIEs"):
Real estate investments, at cost:
Land	21,967	21,967
Building and improvements	4,413	4,205
Less: accumulated depreciation	(289)	(261)
Total real estate investments directly owned	26,091	25,911

Cash and cash equivalents	255	96
Restricted cash	59,799	34,122
Loans and other lending investments, net	1,021,913	1,081,091
Commercial mortgage-backed securities - available-for-sale	872,735	775,812
Assets held-for-sale, net	10,285	10,131
Derivative instruments, at fair value	663	913
Accrued interest	27,216	28,660
Deferred costs, net of accumulated amortization of $32,558 and $31,498	8,031	9,086
Other assets	22,702	25,100
Subtotal	2,049,690	1,990,922

Total assets	$2,305,208	$2,258,330

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2012	2011
Liabilities and Equity:
Liabilities:
Accounts payable and accrued expenses	$9,315	$14,992
Dividends payable	25,066	23,276
Deferred revenue	2,539	2,392
Below-market lease liabilities, net of accumulated amortization of $1,247 and $1,189	1,847	1,905
Liabilities related to assets held-for-sale	-	1,459
Other liabilities	774	627
Subtotal	39,541	44,651

Non-Recourse Liabilities of Consolidated VIEs:
Collateralized debt obligations	2,402,584	2,468,810
Accounts payable and accrued expenses	4,321	4,554
Accrued interest payable	4,012	3,729
Deferred revenue	97	88
Liabilities related to assets held-for-sale	180	249
Derivative instruments, at fair value	176,665	175,915
Other liabilities	733	764
Subtotal	2,588,592	2,654,109

Total liabilities	2,628,133	2,698,760

Commitments and contingencies	-	-

Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 51,279,468 and 51,086,266 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	50	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 4,600,000 shares authorized, 3,525,822 shares issued and outstanding at March 31, 2012 and December 31, 2011.	85,235	85,235
Additional paid-in-capital	1,081,021	1,080,600
Accumulated other comprehensive loss	(321,706)	(440,939)
Accumulated deficit	(1,168,428)	(1,166,279)
Total Gramercy Capital Corp. stockholders' equity	(323,828)	(441,333)
Non-controlling interest	903	903
Total equity	(322,925)	(440,430)
Total liabilities and equity	$2,305,208	$2,258,330

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenues:
Interest income	$38,570	$40,511
Less: Interest expense	20,359	20,289
Net interest income	18,211	20,222
Other revenues:
Management fees	8,313	-
Rental income	1,319	1,384
Operating expense reimbursements	372	346
Other income	2,393	3,694
Total revenues	30,608	25,646
Expenses:
Property operating expenses
Real estate taxes	402	399
Utilities	502	567
Ground rent and leasehold obligations	215	171
Direct billable expenses	21	-
Other property operating expenses	9,366	4,530
Total property operating expenses	10,506	5,667
Other-than-temporary impairment	34,455	-
Portion of impairment recognized in other comprehensive loss	(13,387)	-
Net impairment recognized in earnings	21,068	-
Depreciation and amortization	318	318
Management, general and administrative	6,701	6,415
Provision for loan losses	2,545	17,500
Total expenses	41,138	29,900
Loss from continuing operations before equity in net income of joint venture, provisions for taxes and non-controlling interest	(10,530)	(4,254)
Equity in net income of joint venture	28	30
Loss from continuing operations before provision for taxes, gain on extinguishment of debt and discontinued operations	(10,502)	(4,224)
Gain on extinguishment of debt	-	3,656
Provision for taxes	(1,312)	(70)
Net loss from continuing operations	(11,814)	(638)
Net income (loss) from discontinued operations	(488)	6,450
Net gains from disposals	11,943	937
Net income from discontinued operations	11,455	7,387
Net income (loss) attributable to Gramercy Capital Corp.	(359)	6,749
Accrued preferred stock dividends	(1,790)	(1,790)
Net income (loss) available to common stockholders	$(2,149)	$4,959

Basic earnings per share:
Net loss from continuing operations, net of preferred stock dividends	$(0.26)	$(0.05)
Net income from discontinued operations	0.22	0.15
Net income (loss) available to common stockholders	$(0.04)	$0.10

Diluted earnings per share:
Net loss from continuing operations, net of preferred stock dividends	$(0.26)	$(0.05)
Net income from discontinued operations	0.22	0.15
Net income (loss) available to common stockholders	$(0.04)	$0.10
Basic weighted average common shares outstanding	51,261,325	49,992,132
Diluted weighted average common shares and common share equivalents outstanding	51,261,325	50,718,574

Other comprehensive income:
Unrealized gain on available for sale securities and derivative instruments:
Unrealized holding gains arising during period	$119,233	$30,098

Other comprehensive income	$119,233	$30,098

Comprehensive income attributable to Gramercy Capital Corp.	$118,874	$36,847

Comprehensive income attributable to common stockholders	$117,084	$35,057

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Condensed Consolidated Statement of Stockholders’ Equity and Non-controlling Interests

(Unaudited, dollar amounts in thousands)

	Common Stock		Series A	Additional	Accumulated Other	Retained Earnings /	Total Gramercy	Non-
	Shares	Par Value	Preferred Stock	Paid-In- Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Capital Corp.	controlling interest	Total
Balance at December 31, 2011	51,086,266	$50	$85,235	$1,080,600	$(440,939)	$(1,166,279)	$(441,333)	$903	$(440,430)
Net loss						(359)	(359)		(359)
Change in net unrealized loss on derivative instruments					(870)		(870)		(870)
Change in unrealized loss on securities available-for-sale					120,103		120,103		120,103
Issuance of stock - stock purchase plan	10,215						–		–
Stock based compensation – fair value	182,987			421			421		421
Dividends accrued on preferred stock						(1,790)	(1,790)		(1,790)
Balance at March 31, 2012	51,279,468	$50	$85,235	$1,081,021	$(321,706)	$(1,168,428)	$(323,828)	$903	$(322,925)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollar amounts in thousands)

	Three months ended March 31,
	2012	2011
Operating Activities:
Net income (loss)	$(359)	$6,749
Adjustments to net cash provided by operating activities:
Depreciation and amortization	1,279	20,409
Amortization of leasehold interests	-	(763)
Amortization of acquired leases to rental revenue	(56)	(15,886)
Amortization of deferred costs	274	2,954
Amortization of discount and other fees	(7,084)	(8,433)
Straight-line rent adjustment	(40)	(775)
Non-cash impairment charges	21,068	364
Net gain on sale of properties and lease terminations	(11,943)	(937)
Equity in net (income) loss of joint ventures	(28)	687
Gain on extinguishment of debt	-	(3,656)
Amortization of stock compensation	421	281
Provision for loan losses	2,545	17,500
Net unrealized gain on derivative instruments	(3)	-
Changes in operating assets and liabilities:
Restricted cash	7,939	2,389
Tenant and other receivables	157	1,350
Accrued interest	482	167
Other assets	(692)	(3,070)
Payment of capitalized tenant leasing costs	(35)	(648)
Accounts payable, accrued expenses and other liabilities	(3,355)	(5,441)
Deferred revenue	159	(3,676)
Net cash provided by operating activities	10,729	9,565

Investing Activities:
Capital expenditures and leasehold costs	(748)	(1,023)
Deferred investment costs	445	1,592
Proceeds from sale of real estate	35,281	18,268
New investment originations and purchases	(535)	(24,673)
Principal collections on investments	69,289	119,886
Investment in commercial mortgage-backed securities	-	(17,926)
Investment in joint venture	93	93
Change in accrued interest income	-	(18)
Sale of marketable investments	-	1,790
Change in restricted cash from investing activities	-	919
Net cash provided by investing activities	103,825	98,908

Financing Activities:
Repayment of collateralized debt obligations	(66,426)	-
Repayment of mortgage notes	-	(5,955)
Repurchase of collateralized debt obligations	-	(6,721)
Deferred financing costs and other liabilities	-	(3,700)
Change in restricted cash from financing activities	(25,515)	(100,632)
Net cash used in financing activities	(91,941)	(117,008)
Net increase (decrease) in cash and cash equivalents	22,613	(8,535)
Cash and cash equivalents at beginning of period	163,725	220,845
Cash and cash equivalents at end of period	$186,338	$212,310

Non-cash activity:
Deferred gain (loss) and other non-cash activity realted to derivatives	$(870)	$14,842

Supplemental cash flow disclosures:
Interest paid	$17,158	$46,581
Income taxes paid	$506	$898

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

 Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

March 31, 2012

1. Business and Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a self-managed, integrated commercial real estate finance and property management and investment company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. The Company’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. The Company’s property management and investment business, which operates under the name Gramercy Realty, focuses on third party property management, and, to a lesser extent, ownership and management, of commercial properties leased primarily to regulated financial institutions, and affiliated users throughout the United States. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company’s commercial real estate finance and property management and investment businesses are conducted. As of March 31, 2012 and December 31, 2011, SL Green Operating Partnership, L.P., or SL Green OP, a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green, owned approximately 6.3% of the outstanding shares of the Company’s common stock.

The Company has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent it distributes its taxable income, if any, to its stockholders. The Company has in the past established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.

The Company conducts substantially all of its operations through its operating partnership, GKK Capital LP, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Operating Partnership conducts its finance business primarily through two private REITs, Gramercy Investment Trust and Gramercy Investment Trust II; its commercial real estate investment business through various wholly - owned entities; and its realty management business through a wholly - owned TRS.

During 2011, the Company remained focused on improving its consolidated balance sheet by reducing leverage, generating liquidity from existing assets, actively managing portfolio credit, and accretively re-investing repayments in loan and CMBS investments within the Company’s collateralized debt obligations, or CDOs. The Company also sought to extend or restructure Gramercy Realty’s $240,523 mortgage loan with Goldman Sachs Mortgage Company, or GSMC, Citicorp North America, Inc., or Citicorp, and SL Green, or the Goldman Mortgage Loan, and Gramercy Realty’s $549,713 senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSMC, Citicorp and SL Green, or the Goldman Mezzanine Loans. The Goldman Mortgage Loan was collateralized by approximately 195 properties held by Gramercy Realty and the Goldman Mezzanine Loans were collateralized by the equity interest in substantially all of the entities comprising the Company’s Gramercy Realty division, including Gramercy Realty’s cash and cash equivalents. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the Company entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions failed. On May 9, 2011, the Company announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into a collateral transfer and settlement agreement, or the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, Gramercy Realty’s senior mezzanine lender, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, the Company’s continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and December 1, 2011, the Company transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Realty properties that it agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was $2,631,902. Mortgage debt and other liabilities aggregating $2,843,345 were also transferred to KBS. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty has changed from being primarily an owner of commercial properties to being primarily a third-party manager of commercial properties. The scale of Gramercy Realty’s revenues has declined as a substantial portion of rental revenues from properties owned by the Company have been replaced with fee revenues of a substantially smaller scale for managing properties on behalf of KBS. Additionally, as assets were transferred to KBS, the Company’s total assets and liabilities declined substantially.

In September 2011, the Company entered into an asset management arrangement upon the terms and conditions set forth in the Settlement Agreement, or the Interim Management Agreement, to provide for the Company’s continued management of Gramercy Realty’s assets through December 31, 2013 for a fixed fee of $10,000 annually, the reimbursement of certain costs and incentive fees equal to 10.0% of the excess of the equity value, if any, of the transferred collateral over $375,000 plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Threshold Value Participation, and 12.5% of the excess equity value, if any, of the transferred collateral over $468,500 plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Excess Value Participation. The minimum amount of the Threshold Value Participation equals $3,500. The Settlement Agreement obligated the parties to negotiate in good faith to replace the Interim Management Agreement with a more complete and definitive management services agreement on or before March 31, 2012 and provided that if the parties failed to do so, the Interim Management Agreement would have terminated by its terms on June 30, 2012.

On March 30, 2012, the Company entered into an Asset Management Services Agreement, or the Management Agreement, with KBS Acquisition Sub, LLC, or KBSAS, a wholly-owned subsidiary of KBS Real Estate Investment Trust, Inc., or KBS REIT, pursuant to which the Company will provide asset management services to KBSAS with respect to the transferred properties, or the KBS Portfolio. The Management Agreement provides for continued management of the KBS Portfolio by GKK Realty Advisors, LLC, or the Manager, through December 31, 2015 for (i) a base management fee of $12,000 per year, payable monthly, plus the reimbursement of all property related expenses paid by Manager on behalf of KBSAS, subject to deferral of $167 per month at KBSAS’s option until the accrued amount equals $2,500 or June 30, 2013, whichever is earlier, and (ii) an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3,500 or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375,000 (as adjusted for future cash contributions into, and distributions out of, KBSAS by KBS REIT). In any event, the Threshold Value Profits Participation is capped at a maximum of $12,000. The Threshold Value Profits Participation is payable 60 days after the earlier to occur of June 30, 2014 (or March 31, 2015 upon satisfaction of certain extension conditions, including the payment by KBSAS to Manager of a $750 extension fee) and the date on which KBSAS, directly or indirectly, sells, conveys or otherwise transfers at least 90% of the KBS Portfolio (by value).

The Management Agreement may be terminated by the Company, (i) without any KBSAS default under the Management Agreement, on or after December 31, 2012, upon 90 days’ prior written notice or (ii) at any time by five business days’ prior written notice in the event of a KBSAS default under the Management Agreement. The Management Agreement may be terminated by KBSAS, (i) without Cause (as defined in the Management Agreement), with an effective termination date of March 31 or September 30 of any year but at no time prior to April 1, 2013, upon 90 days’ prior written notice or (ii) at any time after April 1, 2013 for Cause. In the event of a termination of the Management Agreement by KBSAS after April 1, 2013 but prior to December 31, 2015, the Company will be entitled to receive a declining balance termination fee, ranging from $5,000 to $2,000, calculated as specified in the Management Agreement.

The Company relies on the credit and equity markets to finance and grow its business. Market conditions remained difficult for the Company with limited, if any, availability of new debt or equity capital. The Company’s stock price has remained low and the Company currently has limited, if any, access to the public or private equity capital markets. In this environment, the Company has sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing its loan portfolio to encourage repayments as well as reducing overhead expenses, and as a result, the Company has engaged in limited new investment activity. Nevertheless, the Company remains committed to identifying and pursuing strategies and transactions that could preserve or improve cash flows to the Company from its CDOs, increase the Company’s net asset value per share of common stock, improve the Company’s future access to capital or otherwise potentially create value for the Company’s stockholders.

In June 2011, the Company’s board of directors established a special committee to direct and oversee an exploration of strategic alternatives available to the Company subsequent to the execution of the Settlement Agreement for the Gramercy Realty’s assets. The special committee is considering the feasibility of raising debt or equity capital, the possibility of a strategic combination of the Company, a strategic sale of the Company’s assets, or modifying the Company’s Business Plan, including making addition or debt repurchases or investing capital outside or our CDOs. At the direction of the special committee, the Company engaged Wells Fargo Securities, LLC to act as its financial advisor to assist in the process.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

As of March 31, 2012, Gramercy Finance held loans and other lending investments and CMBS of $1,895,414 net of unamortized fees, discounts, asset sales, reserves for loan losses and other adjustments, with an average spread to 30-day LIBOR of 346 basis points for its floating rate investments, and an average yield of approximately 8.42% for its fixed rate investments. As of March 31, 2012, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment and six interests in real estate acquired through foreclosures.

As of March 31, 2012, Gramercy Realty’s portfolio consisted of 41 bank branches and 14 office buildings and Gramercy Realty’s consolidated properties aggregated approximately 653 thousand rentable square feet. As of March 31, 2012 and December 31, 2011, the occupancy of Gramercy Realty’s consolidated properties was 36.3% and 39.2%, respectively. Gramercy Realty’s two largest tenants are Bank of America and Wells Fargo Bank and as of December 31, 2011, they represented approximately 42.3% and 15.9%, respectively, of the rental income of the Company’s portfolio which includes properties classified as discontinued operations and occupied approximately 9.2% and 7.7%, respectively, of Gramercy Realty’s total rentable square feet. In addition to its owned portfolio, Gramercy Realty also manages over $2,000,000 of real estate assets that were transferred to affiliates of KBS pursuant to the Settlement Agreement executed in September 2011. The KBS Portfolio is comprised of 561 bank branches, 284 office buildings and one land parcel and aggregated approximately 20.7 million rentable square feet.

Basis of Quarterly Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2012 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

Variable Interest Entities

The following is a summary of the Company’s involvement with VIEs as of March 31, 2012:

					Face value of
	Company		Company	Face value of	liabilities
	carrying		carrying value-	assets held by	issued by the
	value-assets		liabilities	the VIE	VIE
Consolidated VIEs
Collateralized debt obligations	$2,049,690		$2,588,592	$2,827,163	$2,810,824
Unconsolidated VIEs
CMBS-controlling class	$-	(1)	$-	$618,604	$618,604

(1)	CMBS are assets held by the Company’s CDOs classified on the Condensed Consolidated Balance Sheets as an Asset of Consolidated VIEs.

The following is a summary of the Company’s involvement with VIEs as of December 31, 2011:

	Company carrying value-assets		Company carrying value-liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Collateralized debt obligations	$1,990,922		$2,654,109	$2,927,748	$2,880,953
Unconsolidated VIEs
CMBS-controlling class	$-	(1)	$-	$624,593	$624,592

(1)	CMBS are assets held by the Company's CDOs classified on the Condensed Consolidated Balance Sheet as an Asset of Consolidated VIEs.

Consolidated VIEs

As of March 31, 2012, the Condensed Consolidated Balance Sheet includes $2,049,690 of assets and $2,588,592 of liabilities related to three consolidated VIEs. Due to the non-recourse nature of these VIEs, and other factors discussed below, the Company’s net exposure to loss from investments in these entities is limited to its beneficial interests in these VIEs.

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

The Company is not obligated to provide any financial support to these CDOs. As of March 31, 2012, the Company has no exposure to loss as a result of the investment in these CDOs. Since the Company is the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, the Company has concluded that it is the primary beneficiary of the CDOs.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

Unconsolidated VIEs

Investment in CMBS

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

The Company is not obligated to provide, nor has it provided, any financial support to these entities. Substantially all of the Company’s securities portfolio, with an original aggregate face amount of $1,245,441, is financed by the Company’s CDOs, and the Company’s exposure to loss is therefore limited to its interests in these consolidated entities described above. The Company has not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, the Company does not directly control the activities that most significantly impact the VIE’s economic performance.

The Company further analyzed its investment in controlling class CMBS to determine if it was the primary beneficiary. At March 31, 2012, the Company owned securities of one controlling non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, with a carrying value of $0. The total par amount of CMBS issued by the Trust was $618,604.

The Trust is a resecuritization of $633,654 of CMBS originally rated AA through BB. The Company purchased a portion of the below investment grade securities, originally totaling approximately $27,287. The Company is the collateral administrator on the transaction and receives a total fee of 5.5 basis points on the par value of the underlying collateral. The Company has determined that it is the non-transferor sponsor of the Trust. As collateral administrator, the Company has the right to purchase defaulted securities from the Trust at fair value if very specific triggers have been reached. The Company has no other rights or obligations that could impact the economics of the Trust and therefore has concluded that it is not the primary beneficiary. The Company can be removed as collateral administrator, for cause only, with the vote of 66 2/3% of the certificate holders. There are no liquidity facilities or financing agreements associated with the Trust. The Company has no on-going financial obligations, including advancing, funding or purchasing collateral in the Trust.

The Company’s maximum exposure to loss as a result of its investment in this Trust totaled $0, which equals the book value of this investment as of March 31, 2012.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are both protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity in net loss and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of March 31, 2012 and December 31, 2011, the Company had investments of $432 and $496 in a joint venture, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at March 31, 2012 consists of $60,122 on deposit with the trustee of the Company’s CDOs. The remaining balance consists of $94, which includes $150 related to assets held-for-sale, which represents amounts escrowed pursuant to mortgage agreements securing the Company’s real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

Assets Held-for-Sale

Real Estate and CTL Investments Held-for-Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of March 31, 2012 and December 31, 2011, the Company had real estate investments held-for-sale of $10,285 and $42,965, respectively. The Company did not record impairment charges for the three months ended March 31, 2012 related to real estate investments classified as held-for-sale. The Company recorded impairment charges of $334 for the three months ended March 31, 2011, related to real estate investments classified as held-for-sale, which are included in net income (loss) from discontinued operations.

Loans and Other Lending Investments Held-for-Sale

Loans held-for-investment are intended to be held-to-maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Loans held-for-sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of March 31, 2012 and December 31, 2011, the Company had no loans and other lending investments designated as held-for-sale.

Extinguishment of Debt

During the three months ended March 31, 2012, the Company did not repurchase notes previously issued by the Company’s CDOs. During the three months ended March 31, 2011, the Company repurchased, at a discount, $10,400 of notes previously issued by the Company’s CDOs, and recorded a net gain on the early extinguishment of debt of $3,656 for the three months ended March 31, 2011.

Commercial Mortgage-Backed Securities

The Company designates its CMBS investments on the date of acquisition of the investment. Held-to-maturity investments are stated at cost plus any premiums or discounts which are amortized through the Condensed Consolidated Statement of Comprehensive Income using the effective yield method. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Upon the disposition of a CMBS investment designated as available-for-sale, the unrealized gain or loss recognized in accumulated other comprehensive income is reversed. A realized gain or loss is computed by comparing the amortized cost of the CMBS investment sold to the cash proceeds received, and the resultant gain or loss is recorded in other income on the Condensed Consolidated Statement of Comprehensive Income. Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses and (ii) the amount related to all other factors. The evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including key terms of the securities and the effect of local, industry and broader economic trends. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected and is charged against earnings on the Condensed Consolidated Statement of Comprehensive Income. The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the Condensed Consolidated Balance Sheet. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

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

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

During the three months ended March 31, 2012, the Company recorded an other-than-temporary impairment charge of $21,068 due to adverse changes in expected cash flows related to credit losses for six CMBS investments. No other-than-temporary impairments were recognized during the three months ended March 31, 2011.

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

The Company determines the fair value of CMBS based on the types of securities in which the Company has invested. The Company consults with dealers of securities to periodically obtain updated market pricing for the same or similar instruments. For securities for which there is no active market, the Company may utilize a pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from the Company’s own experience in the market, advice from dealers when available, and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates, when available, may vary to some degree, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

The Company did not sell any CMBS investments during the three months ended March 31, 2012 and 2011.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of March 31, 2012 and December 31, 2011 were $279 and $280, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the Condensed Consolidated Statements of Comprehensive Income.

Intangible Assets

As of March 31, 2012 and December 31, 2011, the Company’s intangible assets and acquired lease obligations were comprised of the following:

	March 31,	December 31,
	2012	2011
Intangible assets:
In-place leases, net of accumulated amortization of $293 and $1,388	$315	$4,305
Above-market leases, net of accumulated amortization of $32 and $153	74	672
Amounts related to assets held-for-sale, net of accumulated amortization of $0 and $1,199	-	(4,500)
Total intangible assets	$389	$477

Intangible liabilities:
Below-market leases, net of accumulated amortization of $1,247 and $1,469	$1,847	$3,207
Amounts related to liabilities held-for-sale, net of accumulated amortization of $0 and $280	-	(1,302)
Total intangible liabilities	$1,847	$1,905

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

Valuation of Financial Instruments

ASC 820-10, “Fair Value Measurements and Disclosures,” among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available actively quoted prices or for which fair value is based upon significant observable inputs with actively quoted prices will have a higher degree of pricing observability and will require a lesser degree of judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment to be utilized in measuring fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

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

For a further discussion regarding the measurement of financial instruments see Note 8, “Fair Value of Financial Instruments.”

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

Management fees are recognized as earned, regardless of when payments are due.

Other income includes revenues from our foreclosed properties and is recognized as earned.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

The Company recognizes sales of real estate properties only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sale price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate.

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

The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and subsequent cash receipts are applied to principal or recognized as income when received. At March 31, 2012, the Company had one whole loan with a carrying value of $51,417, which was classified as a non-performing loan. At December 31, 2011, the Company had one whole loan with a carrying value of $51,417 and two mezzanine loans with an aggregate carrying value of $0, which were classified as non-performing loans.

The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At March 31, 2012, two whole loans with an aggregate carrying value of $39,555, two mezzanine loans with an aggregate carrying value of $23,796 and three preferred equity investments with an aggregate carrying value of $6,349 were classified as sub-performing. At December 31, 2011, two whole loans with an aggregate carrying value of $44,555 and one preferred equity investment with a carrying value of $1,295 were classified as sub-performing.

Reserve for Loan Losses

Specific valuation allowances are established for loan losses on loans in instances where it is deemed probable that the Company may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. The reserve is increased through the provision for loan losses on the Condensed Consolidated Statement of Comprehensive Income and is decreased by charge-offs when losses are realized through sale, foreclosure, or when significant collection efforts have ceased.

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

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb losses. During the three months ended March 31, 2012, the Company incurred charge-offs totaling $34,113 relating to realized losses on one loan. During the year ended December 31, 2011, the Company incurred charge-offs totaling $66,856 relating to realized losses on five loans. The Company maintained a reserve for loan losses of $213,271 against 14 separate investments with an aggregate carrying value of $290,708 as of March 31, 2012, and a reserve for loan losses of $244,840 against 15 separate investments with an aggregate carrying value of $294,083 as of December 31, 2011.

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

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2012 and 2011:

	2012	2011
Dividend yield	5.0%	5.9%
Expected life of option	5.0 years	5.0 years
Risk free interest rate	0.89%	2.02%
Expected stock price volatility	80.0%	105.0%

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

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, the Company uses derivatives primarily to hedge the cash flow variability caused by interest rate fluctuations of its CDO liabilities. Each of the Company’s CDOs maintains a maximum amount of allowable unhedged interest rate risk. The 2005 CDO permits 20% of the net outstanding principal balance and the 2006 CDO and the 2007 CDO permit 5% of the net outstanding principal balance to be unhedged.

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

All hedges held by the Company are deemed effective based upon the hedging objectives established by the Company’s corporate policy governing interest rate risk management. The effect of the Company’s derivative instruments on its financial statements is discussed more fully in Note 11.

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

For the three months ended March 31, 2012 and 2011, the Company recorded $1,312 and $70 of income tax expense, respectively. Tax expense for the three months ended March 31, 2012 is comprised of federal, state and local taxes primarily attributable to the TRS in which the Company’s real estate management business is conducted. Tax expense for the three months ended March 31, 2011 is comprised of state and local taxes.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of March 31, 2012 and December 31, 2011, the Company did not incur any material interest or penalties.

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

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

Three investments accounted for approximately 22.3% of the total carrying value of the Company’s loan and other lending investments as of March 31, 2012 compared to three investments which accounted for approximately 21.1% of the total carrying value of the Company’s loan and other lending investments as of December 31, 2011. Five investments accounted for approximately 17.1% of the revenue earned on the Company’s loan and other lending investments for the three months ended March 31, 2012, compared to six investments which accounted for approximately 17.0% of the revenue earned on the Company’s loan and other lending investments for the three months ended March 31, 2011. The largest sponsor accounted for approximately 15.0% and 14.1% of the total carrying value of the Company’s loan and other lending investments as of March 31, 2012 and December 31, 2011, respectively. The largest sponsor accounted for approximately 10.6% of the revenue earned on the Company’s loan and other lending investments for the quarter ended March 31, 2012, compared to approximately 6.3% of the revenue earned on the Company’s loan and other lending investments for the quarter ended March 31, 2011.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or the FASB, issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level I and Level II measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level III inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level II and Level III inputs within the fair value hierarchy. These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level III rollforward, resulted in additional disclosures in the Condensed Consolidated Financial Statements. The gross presentation of the Level III rollforward is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of the guidance on January 1, 2011 did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In July 2010, the FASB issued guidance which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. This guidance will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under this guidance as of the end of a reporting period was effective for the Company’s December 31, 2010 financial statements. In January 2011, the FASB delayed the effective date of the new disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations about on what constitutes a troubled debt restructuring. The effective date of the new disclosures about and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The Company has applied this update to its Condensed Consolidated Financial Statements for the periods ended March 31, 2012 and December 31, 2011.

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

In April 2011, the FASB issued updated guidance on a creditor’s determination of whether a restructuring will be a troubled debt restructuring, which establishes new guidelines in evaluating whether a loan modification meets the criteria of a troubled debt restructuring. This guidance was effective as of the third quarter of 2011, applied retrospectively to the beginning of the fiscal year as required, and its adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In May 2011, the FASB issued updated guidance on fair value measurement which amends GAAP to conform to International Financial Reporting Standards, or IFRS, measurement and disclosure requirements. The amendment changes the wording used to describe the requirements in GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance was effective as of January 1, 2012, applied prospectively, and its adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

In June 2011, the FASB issued updated guidance on comprehensive income which amends GAAP to conform to the disclosure requirements of IFRS. The amendment eliminates the option to present components of other comprehensive income as part of the Statement of Stockholders’ Equity and Non-Controlling Interests and requires a separate Statement of Comprehensive Income or two consecutive statements in the Statement of Operations and in a separate Statement of Comprehensive Income. This guidance also requires the presentation of reclassification adjustments for each component of other comprehensive income on the face of the financial statements rather than in the notes to the financial statements. This guidance was effective as of January 1, 2012, except for the disclosure of reclassification adjustments which was postponed for re-deliberation by the FASB, and early adoption is permitted, and its adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

3. Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company’s loans, other lending investments and CMBS investments as of March 31, 2012 and December 31, 2011, were as follows:

			Allocation by		Fixed Rate Average		Floating Rate Average
	Carrying Value (1)		Investment Type		Yield		Spread over LIBOR (2)
	2012	2011	2012	2011	2012	2011	2012	2011
Whole loans, floating rate	$654,114	$689,685	64.0%	63.8%	-	-	328 bps	331 bps
Whole loans, fixed rate	201,972	202,209	19.7%	18.7%	8.32%	8.35%	-	-
Subordinate interests in whole loans, floating rate	-	25,352	-	2.3%	-	-	-	575 bps
Subordinate interests in whole loans, fixed rate	90,554	89,914	8.9%	8.3%	10.50%	10.50%	-	-
Mezzanine loans, floating rate	45,933	46,002	4.5%	4.3%	-	-	872 bps	860 bps
Mezzanine loans, fixed rate	23,757	23,847	2.3%	2.2%	10.34%	10.34%	-	-
Preferred equity, floating rate	3,099	3,615	0.3%	0.3%	-	-	235 bps	234 bps
Preferred equity, fixed rate	3,250	1,295	0.3%	0.1%	-	-	-	-
Subtotal/ Weighted average	1,022,679	1,081,919	100.0%	100.0%	9.00%	9.08%	363 bps	370 bps
CMBS, floating rate	49,075	47,855	5.6%	6.2%	-	-	104 bps	96 bps
CMBS, fixed rate	823,660	727,957	94.4%	93.8%	8.20%	8.22%	-	-
Subtotal/ Weighted average	872,735	775,812	100.0%	100.0%	8.20%	8.22%	104 bps	96 bps
Total	$1,895,414	$1,857,731	100.0%	100.0%	8.42%	8.48%	346 bps	354 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR-based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

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

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

Quarterly, the Company evaluates its loans for instances where specific valuation allowances are necessary, as described in Note 2. As a component of the Company's quarterly policies and procedures for loan valuation and risk assessment, each loan is assigned a risk rating. Individual ratings range from one to six, with one being the lowest risk and six being the highest risk. Each credit risk rating has benchmark guidelines which pertain to debt-service coverage ratios, loan-to-value, or LTV, ratios, borrower strength, asset quality, and funded cash reserves. Other factors such as guarantees, market strength, remaining loan term, and borrower equity are also reviewed and factored into determining the credit risk rating assigned to each loan. Loans with a risk rating of one to three have characteristics of a lower risk loan and such loans are generally expected to perform through maturity. Loans with a risk rating of four to five generally have characteristics of a higher risk loan and may indicate instances of a higher likelihood of a contractual default or expectation of a principal loss. Loans with a risk rating of six are non-performing and often times have been fully reserved.

A summary of the Company’s loans by loan class as of March 31, 2012 and December 31, 2011 are as follows:

	Risk Ratings as of March 31, 2012
	One to Three			Four to Six
		Unpaid			Unpaid
	Number of	Principal	Carrying	Number of	Principal	Carrying
	Loans	Balance	Value	Loans	Balance	Value
Whole Loans	21	$641,642	$615,338	10	$377,555	$240,748
Subordinate Mortgage Interests (1)	3	105,440	86,554	1	4,000	4,000
Mezzanine Loans	-	-	-	5	93,350	69,690
Preferred Equity	-	-	-	3	67,600	6,349

Total	24	$747,082	$701,892	19	$542,505	$320,787

(1)	Includes one Interest-Only Strip.

	Risk Ratings as of December 31, 2011
	One to Three			Four to Six
		Unpaid			Unpaid
	Number of	Principal	Carrying	Number of	Principal	Carrying
	Loans	Balance	Value	Loans	Balance	Value
Whole Loans	21	$610,533	$583,405	11	$440,752	$308,491
Subordinate Mortgage Interests (1)	5	134,932	115,265	-	-	-
Mezzanine Loans	-	-	-	7	128,244	69,848
Preferred Equity	-	-	-	3	68,116	4,910

Total	26	$745,465	$698,670	21	$637,112	$383,249

(1)	Includes one Interest-Only Strip.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

As of March 31, 2012, the Company’s loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

	Number of		Current
	Investments		Carrying Value
Year of Maturity	Maturing		(In thousands)		% of Total
2012	14	(1)	$225,157		22.0%
2013	10		249,794		24.5%
2014	7		162,815		15.9%
2015	5		102,520		10.0%
2016	2		107,430		10.5%
Thereafter	5		174,963		17.1%
Total	43		$1,022,679		100.0%

Weighted average maturity			2.3	(2)

(1)	Of the loans maturing in 2012, three investments with an aggregate carrying value of $79,570 have extension options, which may be subject to performance criteria.

(2)	The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the three months ended March 31, 2012 and 2011, the Company’s investment income from loans, other lending investments and CMBS investments, was generated by the following investment types:

	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
	Investment		Investment
Investment Type	Income	% of Total	Income	% of Total
Whole loans	$13,164	34.1%	$11,774	29.1%
Subordinate interest in whole loans	2,933	7.6%	1,529	3.8%
Mezz loans	1,903	4.9%	5,662	14.0%
Preferred equity	579	1.5%	720	1.8%
CMBS	19,991	51.9%	20,826	51.3%
Total	$38,570	100.0%	$40,511	100.0%

At March 31, 2012 and December 31, 2011, the Company’s loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	March 31, 2012		December 31, 2011
	Carrying		Carrying
Region	Value	% of Total	Value	% of Total
Northeast	$254,643	24.9%	$306,428	28.4%
Midwest	221,795	21.7%	220,684	20.4%
West	201,807	19.7%	208,902	19.3%
South	121,277	11.9%	121,531	11.2%
Various (1)	102,364	10.0%	102,982	9.5%
Southwest	63,712	6.2%	63,773	5.9%
Mid-Atlantic	57,081	5.6%	57,619	5.3%
Total	$1,022,679	100.0%	$1,081,919	100.0%

(1)	Includes interest-only strips.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

At March 31, 2012 and December 31, 2011, the Company’s loans and other lending investments, excluding CMBS investments, by property type were as follows:

	March 31, 2012		December 31, 2011
	Carrying		Carrying
Property Type	Value	% of Total	Value	% of Total
Office	$514,904	50.4%	$515,751	47.7%
Hotel	239,758	23.4%	240,380	22.2%
Retail	127,751	12.5%	128,055	11.8%
Multifamily	52,941	5.2%	51,065	4.7%
Land - Commercial	26,254	2.6%	84,431	7.8%
Other (1)	24,827	2.4%	24,859	2.3%
Condo	17,832	1.7%	18,041	1.7%
Industrial	15,101	1.5%	15,387	1.4%
Mixed-Use	3,311	0.3%	3,950	0.4%
Total	$1,022,679	100.0%	$1,081,919	100.0%

(1)	Includes interest-only strips.

The Company recorded provision for loan losses of $2,545 and $17,500 for the three months ended March 31, 2012 and 2011, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience, collateral quality by individual asset or category of asset and modifications that resulted in troubled debt restructurings.

For the three months ended March 31, 2012, the Company incurred charge-offs of $34,113 related to realized losses on one loan investment. During the year ended December 31, 2011, the Company incurred charge-offs totaling $66,856 related to five loan investments.

The interest income recognized from impaired loans during the time within the financial statement period that they were impaired or reserved for was $3,869 and $8,435 for the three months ended March 31, 2012 and 2011, respectively.

Changes in the reserve for loan losses for the three months ended March 31, 2012 and 2011 were as follows:

	Whole Loans	Subordinate Interest in Whole Loans	Mezzanine Loans	Preferred Equity	Total
Reserve for loan losses, December 31, 2011	$144,950	$2,367	$34,114	$63,409	$244,840
Additional provision for loan losses	4,501	-	-	(1,956)	2,545
Charge-offs	-	-	(34,114)	-	(34,114)
Reserve for loan losses, March 31, 2012	$149,451	$2,367	$-	$61,453	$213,271

	Whole Loans	Subordinate Interest in Whole Loans	Mezzanine Loans	Preferred Equity	Total
Reserve for loan losses, December 31, 2010	$126,823	$60,585	$24,708	$51,400	$263,516
Additional provision for loan losses	15,500	-	-	2,000	17,500
Charge-offs	(403)	-	-	-	(403)
Reserve for loan losses, March 31, 2011	$141,920	$60,585	$24,708	$53,400	$280,613

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

As of March 31, 2012 and 2011, the Company’s recorded investments in impaired loans were as follows:

	For the three months ended March 31, 2012
	Unpaid		Allowance	Average	Investment
	Principal	Carrying	for Loan	Recorded	Income
	Balance	Value	Losses	Investment (1)	Recognized
Whole loans	$427,658	$280,780	$149,451	$284,341	$2,856
Subordinate interests in whole loans	5,947	3,579	2,367	3,545	65
Mezzanine loans	-	-	-	-	-
Preferred equity	67,600	6,349	61,454	5,222	579

Total	$501,205	$290,708	$213,271	$293,108	$3,500

(1)	Represents the average of the month end balances for the three months ended March 31, 2012.

	For the three months ended March 31, 2011
	Unpaid		Allowance	Average	Investment
	Principal	Carrying	for Loan	Recorded	Income
	Balance	Value	Losses	Investment (1)	Recognized
Whole loans	$491,590	$352,583	$141,920	$374,726	$4,845
Subordinate interests in whole loans	50,704	5,119	45,585	5,090	57
Mezzanine loans	157,067	95,448	39,708	95,034	2,813
Preferred equity	60,716	7,508	53,400	8,993	720

Total	$760,077	$460,658	$280,613	$483,843	$8,435

(1)	Represents the average of the month end balances for the three months ended March 31, 2011.

During the three months ended March 31, 2012, the Company modified two loans which were considered troubled debt restructurings. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, and where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. The Company did not change the interest rate on any of these loans and extended all of the loans by a combined weighted average of 0.24 years, with conditional extension options dependent upon pay down hurdles for one loan. As of March 31, 2012, the Company had no unfunded commitments on modified loans considered troubled debt restructurings.

These loans were modified to increase the total recovery of the combined principal and interest from the loan. Any loan modification is predicated upon a goal of maximizing the collection of the loan. The Company believes that the borrowers can perform under the new terms and therefore none of the loans which were modified and considered to be troubled debt restructurings were classified as non-performing as of March 31, 2012.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

	As of March 31, 2012
		Pre-modification	Post-modification
	Number of	Unpaid Principal	Unpaid Principal
	Investments	Balance (1)	Balance (2)
Whole loans	1	$70,394	$70,394
Subordinate interests in whole loans	-	-	-
Mezzanine loans	-	-	-
Preferred equity	1	12,214	12,214

Total	2	$82,608	$82,608

(1)	Unpaid principal balance as of the last modification, but before any paydowns, not including payment in kind.
(2)	This represents the unpaid principal balance of the loan for the quarter end following the modification.

As of March 31, 2012 and December 31, 2011, the Company’s non-performing loans by class were as follows:

As of March 31, 2012
	Number of	Carrying	Less Than 90 Days	Greater Than 90 Days
	Investments	Value	Past Due	Past Due
Whole loans	1	$51,417	$-	$51,417
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	-	-	-	-
Preferred equity	-	-	-	-

Total	1	$51,417	$-	$51,417

	As of December 31, 2011
	Number of	Carrying	Less Than 90 Days	Greater Than 90 Days
	Investments	Value	Past Due	Past Due
Whole loans	1	$51,417	$-	$51,417
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	2	-	-	-
Preferred equity	-	-	-	-

Total	3	$51,417	$-	$51,417

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

At March 31, 2012, the Company did not have any loans contractually past due 90 days or more that are still accruing interest. Also, the Company had no unfunded commitments on modified loans which were considered troubled debt restructurings. As of March 31, 2012 and December 31, 2011, there were no loans for which the collateral securing the loan was less than the carrying value of the loan for which the Company did not record a provision for loan loss.

To maintain flexibility and liquidity, and to improve risk adjusted returns in the Company’s three CDOs, the Company concluded that as of March 31, 2011, it no longer could express the intent and ability to hold its CMBS investments through maturity. As a result, as of March 31, 2011, the Company designated all of its CMBS investments as available-for-sale and accordingly, such CMBS are carried on the Condensed Consolidated Balance Sheet at fair value. Changes in fair value are not necessarily indicative of current or future changes in cash flow, which are based on actual delinquencies, defaults and sales of the underlying collateral, and therefore, are not recognized in earnings. Changes in fair value are reflected in the Condensed Consolidated Statement of Stockholders’ Equity and Non-controlling Interests. The Company continues to monitor all of its CMBS investments for other-than-temporary impairments.

The following is a summary of the Company’s CMBS investments at March 31, 2012:

					Gross	Gross
	Number of		Amortized		Unrealized	Unrealized
Description	Securities	Face Value	Cost	Fair Value	Gain	Loss
Available-for-Sale:
Floating rate CMBS	3	$53,500	$51,914	$49,075	$-	$(2,839)
Fixed rate CMBS	109	1,173,947	959,555	823,660	64,259	(200,154)
Total	112	$1,227,447	$1,011,469	$872,735	$64,259	$(202,993)

The following is a summary of the Company’s CMBS investments at December 31, 2011:

					Gross	Gross
	Number of		Amortized		Unrealized	Unrealized
Description	Securities	Face Value	Cost	Fair Value	Gain	Loss
Available-for-Sale:
Floating rate CMBS	3	$53,500	$51,848	$47,855	$-	$(3,993)
Fixed rate CMBS	108	1,185,777	982,801	727,957	44,115	(298,959)
Total	111	$1,239,277	$1,034,649	$775,812	$44,115	$(302,952)

The following table shows the Company’s estimated fair value, unrealized losses, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Floating rate CMBS	$3,000	$(414)	$46,075	$(2,425)	$49,075	$(2,839)
Fixed rate CMBS	34,120	(4,645)	513,138	(195,509)	547,258	(200,154)
Total temporarily impaired securities	$37,120	$(5,059)	$559,213	$(197,934)	$596,333	$(202,993)

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

The Company performed an assessment of all of its CMBS investments that are in an unrealized loss position (when a CMBS investment’s amortized costs basis, including the effect of other-than-temporary impairments, exceeds its fair value) and determined the following:

				Unrealized losses
	Number of		Amortized
	Investments	Fair value	Cost Basis	Credit	Non-Credit
CMBS investments the Company has no intent to sell and is not more likely than not to be required to sell:
Credit impaired CMBS investments	7	$38,388	$58,479	$18,050	$(20,091)
Non credit impaired CMBS investments	56	557,945	740,847	-	(182,902)
Total CMBS investments in an unrealized loss position	63	$596,333	$799,326	$18,050	$(202,993)

The following table summarizes the activity related to credit losses on CMBS investments for the three months ended March 31, 2012:

Balance as of December 31, 2011 of credit losses on CMBS investments for which a portion of an OTTI, was recognized in other comprehensive income	$38,363
Additions to credit losses:
On securities for which an other-than-temporary impairment was not previously recognized	4,185
On securities for which an other-than-temporary impairment was previously recognized and a portion of an other-than- temporary impairment was recognized in other comprehensive income	16,884
On securities for which an other-than-temporary impairment was previously recognized without any portion of other- than-temporary impairment recognized in other comprehensive income	-
Reduction for credit losses:
On CMBS investments for which no other-than-temporary impairment was recognized in other comprehensive income at current measurement date	(2,832)
On CMBS investments sold during the period	-
On securities charged off durin gthe period	-
For increases in cash flows expected to be collected that are recognized over the remaining life of the CMBS investments	-
Balance as of March 31, 2012 of credit losses on CMBS investments for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$56,600

As of March 31, 2012, the Company’s CMBS investments had the following maturity characteristics:

	Number of
	Investments		Percent of Total		Percent of Total
Year of Maturity	Maturing	Amortized Cost	Carrying Value	Fair Value	Fair Value
Less than 1 year	2	$48,500	4.8%	$46,075	5.3%
1 - 5 years	68	482,797	47.7%	456,864	52.3%
5 - 10 years	42	480,172	47.5%	369,796	42.4%
Total	112	$1,011,469	100.0%	$872,735	100.0%

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

The following is a summary of the underlying credit ratings of the Company’s CMBS investments at March 31, 2012 and December 31, 2011 (for split-rated securities, the higher rating was used):

	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Value	Percentage	Value	Percentage
Investment grade:
AAA	$93,870	10.8%	$97,550	12.6%
AA	34,717	4.0%	30,841	4.0%
AA-	29,179	3.3%	27,436	3.5%
A+	59,997	6.9%	58,400	7.5%
A	14,346	1.6%	13,094	1.7%
BBB+	47,284	5.4%	37,498	4.8%
BBB	56,136	6.4%	52,523	6.8%
BBB-	124,543	14.3%	126,771	16.3%
Total investment grade	460,072	52.7%	444,113	57.2%

Non-investment grade:
BB+	30,113	3.5%	24,696	3.2%
BB	74,583	8.5%	53,579	6.9%
BB-	20,078	2.3%	12,700	1.6%
B+	69,861	8.0%	54,076	7.0%
B	123,587	14.2%	103,764	13.4%
B-	44,725	5.1%	35,348	4.6%
CCC+	3,300	0.4%	27,840	3.6%
CCC	41,405	4.7%	14,499	1.9%
CCC-	3,087	0.4%	3,172	0.4%
C	1,924	0.2%	2,025	0.2%
Total non-investment grade	412,663	47.3%	331,699	42.8%

Total	$872,735	100.0%	$775,812	100.0%

The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. The Company’s unrealized losses are primarily the result of market factors other than credit impairment. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there has been an adverse change in expected cash flows related to credit losses for six CMBS investments. Therefore, the Company recognized an other-than-temporary impairment of $21,068 during the three months ended March 31, 2012 that was recorded in the Company’s Condensed Consolidated Statements of Comprehensive Income. No other-than-temporary impairments were recognized during the three months ended March 31, 2011. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans, (ii) current subordination levels for individual loans which serve as collateral under the Company’s securities, and (iii) current subordination levels for the securities themselves. The Company’s assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company’s expectation to recover book value, is the basis for its conclusion the remainder of these investments are not other-than-temporarily impaired, despite the difference between the carrying value and the fair value. The Company has considered rating downgrades in its evaluation and apart from the six bonds noted above, believes that the book value of its CMBS investments is recoverable at March 31, 2012. The Company attributes the current difference between carrying value and market value to current market conditions including a decrease in demand for structured financial products and commercial real estate.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

The Company has concluded that it does not intend to sell these securities and it is not likely it will be required to sell the securities before recovering the amortized cost basis. During the three months ended March 31, 2012 and 2011, the Company did not sell any CMBS securities.

In connection with a preferred equity investment which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company was previously a preferred equity investor, in the event of a borrower default under such loan. The loan matures in 2012. This guarantee in the event of a borrower default under such loan is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on the Condensed Consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income is recorded. The Company’s maximum exposure under this guarantee is approximately $1,337 and $1,343 as of March 31, 2012 and December 31, 2011, respectively. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

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

During the three months ended March 31, 2012 and 2011, the Company sold four and three properties for net sales proceeds of $35,281 and $18,268, respectively. The sales transactions resulted in gains totaling $11,943 and $937 for the three months ended March 31, 2012 and 2011, respectively. The following tables breaks out the property sales by business segment:

	Number of Properties	Net Sale Proceeds	Gains
For the three months ended March 31, 2012:
Finance	3	$33,082	$9,904
Realty	1	2,199	2,039

Total	4	$35,281	$11,943

For the three months ended March 31, 2011:
Finance	1	$17,740	$937
Realty	2	528	-

Total	3	$18,268	$937

The Company separately classifies properties held-for-sale in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Comprehensive Income. In the normal course of business the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held-for-sale or classify a property that was designated as held-for-sale back to held for investment. As of March 31, 2012 and December 31, 2011, the Company did not reclassify any properties previously identified as held-for-sale to held for investment.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

The Company classified one property as held-for-sale as of March 31, 2012 and December 31, 2011. The following table summarizes information for these properties:

	March 31,	December 31,
	2012	2011
Assets held-for-sale:
Real estate investments, at cost:
Land	$9,911	$14,430
Building and improvement	122	15,717
Total real estate investments, at cost	10,033	30,147
Less: accumulated depreciation	(15)	(498)
Real estate investments held-for-sale, net	10,018	29,649
Accrued interest and receivables	19	244
Acquired lease asets, net of accumulated amortization	-	4,500
Deferred costs	-	60
Other assets	248	8,512
Total assets held-for-sale	10,285	42,965

Liabilities related to assets held-for-sale:
Accrued expenses	158	386
Deferred revenue	22	20
Below market lease liabilities, net of accumulated amortization	-	1,302
Total liabilities related to assets held-for-sale	180	1,708
Net assets held-for-sale	$10,105	$41,257

The following operating results of the assets held-for-sale as of March 31, 2012 and the assets sold during the three months ended March 31, 2012 and 2011, are included in discontinued operations for all periods presented:

	Three months ended
	March 31,
	2012	2011
Operating Results:
Revenues	$440	$72,727
Operating expenses	(917)	(46,977)
Depreciation and amortization	(11)	(18,583)
Equity in net income from joint venture	-	(717)
Net income (loss) from operations	(488)	6,450
Net gains from disposals	11,943	937
Net income from discontinued operations	$11,455	$7,387

Subsequent to March 31, 2012 the Company entered into an agreement of sale on one property for approximately $800 with a total carrying value of $649 as of March 31, 2012, and net loss of $11 for the three months ended March 31, 2012.

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

5. Investments in Joint Ventures

At March 31, 2012 and December 31, 2011, the carrying value of the Company’s joint venture investment was as follows:

		Carrying Value
	Ownership	March 31,	December 31,
	Interest	2012	2011
Joint Ventures:
200 Franklin Square Drive, Somerset, New Jersey	25.0%	$432	$496

For the three months ended March 31, 2012 and 2011, the Company’s pro rata share of net income (loss) of the joint ventures were as follows:

	Three Months Ended
	March 31,	March 31,
Joint Ventures	2012	2011
200 Franklin Square Drive, Somerset, New Jersey	$28	$30
Citizens Portfolio (1)	-	717
Total before discontinued operations	28	747
Less discontinued operations	-	(717)
Total	$28	$30

(1)	Pursuant to the Settlement Agreement, the Citizens portfolio was transferred to KBS in December 2011.

6. Collateralized Debt Obligations

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

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

Pursuant to the collateral management agreements, the Company provides certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement for the Company’s 2005 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral management agreement for the Company’s 2006 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. The collateral management agreement for the Company’s 2007 CDO provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to (i) 0.05% per annum of the aggregate principal balance of the CMBS securities, (ii) 0.10% per annum of the aggregate principal balance of loans, preferred equity securities, cash and certain defaulted securities, and (iii) a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the aggregate principal balance of the loans, preferred equity securities, cash and certain defaulted securities.

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

The Company’s loans and other investments serve as collateral for the Company’s CDO securities, and the income generated from these investments is used to fund interest obligations of the Company’s CDO securities and the remaining income, if any, is retained by the Company. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained in its CDOs and to receive the subordinate collateral management fee earned. If some or all of the Company’s CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and the Company may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of April 2012, the most recent distribution date, the Company’s 2005 CDO and 2006 CDO were in compliance with interest coverage and asset overcollateralization covenants, however the compliance margins were narrow and relatively small declines in collateral performance and credit metrics from one or more assets could cause the CDOs to fall out of compliance. The Company’s 2005 CDO failed its overcollateralization test at the October 2011, April 2011 and January 2011 distribution dates and the Company’s 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date. The Company may fail the overcollaterization test for the 2005 CDO and/or the 2006 CDO 2006 at the July 2012 distribution date.

On March 14, 2012, an interest payment due on a CMBS investment owned by the Company’s 2007 CDO was not received for the third consecutive interest payment date, which caused the CMBS investment to be classified as a Defaulted Security under the 2007 CDO’s indenture. This classification caused the Class A/B Par Value Ratio for the 2007 CDO notes to fall to 88.86% in breach of the Class A/B overcollateralization test threshold of 89%. This breach constitutes an event of default under the operative documents for the 2007 CDO. Upon such an event of default, the reinvestment period of the 2007 CDO, which is scheduled to expire in August 2012, would have immediately ended and the Company would have lost its ability to reinvest restricted cash held by the 2007 CDO. Additionally, an event of default would have entitled the controlling class to direct the Trustee to accelerate the notes of the 2007 CDO and, depending on the circumstances, force the prompt liquidation of the collateral. Pursuant to a letter dated in March 2012, a majority of the controlling class of senior note holders waived the related event of default and further agreed to waive any subsequent event of default related to the Class A/B overcollateralization test that may occur hereafter until the earlier of August 27, 2012 or the date that written instructions to the contrary are provided by such majority of the controlling class to the Trustee.  The majority of the controlling class has reserved the right to revoke or extend such waiver at any time.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

During the three months ended March 31, 2012, the Company did not repurchase notes previously issued by the Company’s CDOs. During the three months ended March 31, 2011, the Company repurchased, at a discount, $10,400, of notes previously issued by one of its three CDOs. The Company recorded a net gain on the early extinguishment of debt of $3,656 for the three months ended March 31, 2011, in connection with the repurchase of the notes.

7. Related Party Transactions

An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors. For the three months ended March 31, 2012 and 2011 the Company incurred expense of $0 and $41, respectively, pursuant to the special servicing arrangement.

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of its leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three months ended March 31, 2012 and 2011 the Company paid $96 and $77 under this lease, respectively.

In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of the Company’s interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, the Company subsequently purchased from an affiliate of SL Green, its full participation in the senior mezzanine loan at a discount. In September 2011, a portion of the subsequently purchased mezzanine loan was converted to preferred equity. As of March 31, 2012 and December 31, 2011, the original loan has a book value of $250, and the subsequently purchased mezzanine loan has a book value of $7,705 and $7,337, respectively, and the preferred equity investment has a book value of $2,849 and $3,365, respectively.

In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, the Company purchased the remaining 50% interest in the loan from an SL Green affiliate for a discount of $9,420. As of March 31, 2012 and December 31, 2011 the loan has a book value of approximately $19,405 and $19,419, respectively.

8. Fair Value of Financial Instruments

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

The following table presents the carrying value in the financial statements and approximate fair value of other financial instruments at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Lending investments (2)	$1,022,679	$1,010,298	$1,081,919	$1,060,646
CMBS (1)	$872,735	$872,735	$775,812	$775,812
Derivative instruments	$667	$667	$919	$919
Financial liabilities:
Collateralized debt obligations (2)	$2,402,584	$1,532,900	$2,468,810	$1,509,907
Derivative instruments	$176,665	$176,665	$175,915	$175,915

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

(1) As of March 31, 2011, the Company changed its intent and may sell its CMBS investments prior to maturity. As a result, at March 31, 2011, the CMBS investments were reclassified to available-for-sale from held-to-maturity. As a result, on the Condensed Consolidated Balance Sheet, the CMBS investments are recorded at fair value at March 31, 2012.

(2) As of December 31, 2011, lending investment and CDOs are classified as Level III due to significance of unobservable inputs which are based upon management assumptions.

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

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at March 31, 2012 and December 31, 2011. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2012 and December 31, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At March 31, 2012	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$667	$-	$-	$667
Interest rate swaps	-	-	-	-
	$667	$-	$-	$667

CMBS available for sale:
Investment grade	$460,072	$-	$-	$460,072
Non-investment grade	412,663	-	-	412,663
	$872,735	$-	$-	$872,735

Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	176,665	-	-	176,665
	$176,665	$-	$-	$176,665

At December 31, 2011	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$919	$-	$-	$919
Interest rate swaps	-	-	-	-
	$919	$-	$-	$919

CMBS available for sale:
Investment grade	$444,113	$-	$-	$444,113
Non-investment grade	331,699	-	-	331,699
	$775,812	$-	$-	$775,812

Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	175,915	-	-	175,915
	$175,915	$-	$-	$175,915

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

Derivative instruments:   Interest rate caps and swaps were valued with the assistance of a third party derivative specialist, who uses a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due the risk of non-performance by both the Company and its counterparties. The fair value of derivatives classified as Level III are most sensitive to the credit valuation adjustment as all or a portion of the credit valuation adjustment may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of the Company or its counterparties. See Note 11 for additional details on the Company’s interest rate caps and swaps.

Total losses from derivatives for the three months ended March 31, 2012 are $870, and are included in Accumulated Other Comprehensive Loss. During the three months ended March 31, 2012, the Company did not enter into any interest rate caps, including credit risk, which the Company measures on the basis of its net counterparty exposure.

CMBS available-for-sale:   CMBS securities are generally valued by (i) obtaining assessments from third-party dealers who primarily use market-based inputs such as changes in interest rates and credit spreads, along with recent comparable trade data; (ii) pricing services who use a combination of market-based inputs along with unobservable inputs that require significant judgment, such as assumptions on the underlying loans regarding net property operating income, capitalization rates, debt service coverage ratios and loan-to-value default thresholds, timing of workouts and recoveries, and loan loss severities;  and (iii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates.  The Company uses all data points obtained, including comparable trades completed by the Company or available in the market place in determining its fair value of CMBS. Pricing service models and the Company’s internal models are designed to replicate a market view of the underlying collateral, however, the models are most sensitive to the unobservable inputs such as timing of loan defaults and severity of loan losses and significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs, would result in a significantly lower (higher) fair value measurement.

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	CMBS Available	CMBS Available for
	for sale - Investment	Sale -Non-	Derivative
	Grade	Investment Grade	Instruments

Balance as of December 31, 2011	$444,113	$331,699	$919
Purchases of CMBS investments	535	-	-
Change in CMBS investment status	(25,875)	25,875	-
Purchases of derivative investments	-	-	-
Amortization of discounts for securities available-for-sale in prior quarter	2,218	1,457	-
Proceeds from CMBS principal repayments	(6,322)	-	-
Adjustments to fair value:
Included in other comprehensive income	45,403	74,700	(252)
Gain (loss) from sales of CMBS investments	-	-	-
Other-than-temporary impairments	-	(21,068)	-
Balance as of March 31, 2012	$460,072	$412,663	$667

The following table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative
Instruments - Interest
Rate Swaps

Balance as of December 31, 2011	$175,915
Purchases of derivative investments	-
Adjustments to fair value:
Unrealized loss	750

Balance as of March 31, 2012	$176,665

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for loan losses. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the three months ended March 31, 2012:

At March 31, 2012	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:
Whole loans	$29,429	$-	$-	$29,429
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	-	-	-	-
Preferred equity	6,349	-	-	6,349
	$35,778	$-	$-	$35,778

CMBS available for sale:
Investment grade	$-	$-	$-	$-
Non-investment grade	57,044	-	-	57,044
	$57,044	$-	$-	$57,044

At December 31, 2011	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:
Whole loans	$132,261	$-	$-	$132,261
Subordinate interests in whole loans	3,514	-	-	3,514
Mezzanine loans	-	-	-	-
Preferred equity	4,910	-	-	4,910
	$140,685	$-	$-	$140,685

CMBS available for sale:
Investment grade	$-	$-	$-	$-
Non-investment grade	59,738	-	-	59,738
	$59,738	$-	$-	$59,738

The total change in fair value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 were $2,545 and $17,500 respectively.

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

CMBS available-for-sale:   CMBS securities are generally valued by (i) obtaining assessments from third-party dealers who primarily use market-based inputs such as changes in interest rates and credit spreads, along with recent comparable trade data; (ii) pricing services who use a combination of market-based inputs along with unobservable inputs that require significant judgment, such as assumptions on the underlying loans regarding net property operating income, capitalization rates, debt service coverage ratios and loan-to-value default thresholds, timing of workouts and recoveries, and loan loss severities;  and (iii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates.  The Company uses all data points obtained, including comparable trades completed by the Company or available in the market place in determining its fair value of CMBS.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

The valuations derived from pricing models may include adjustments to the financial instruments. These adjustments may be made when, in management’s judgment, either the size of the position in the financial instrument or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the pricing models. Additionally, an adjustment from the price derived from a model typically reflects management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.

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

9. Stockholders’ Equity

The Company’s authorized capital stock consists of 125.0 million shares, $0.001 par value, of which the Company has authorized the issuance of up to 100.0 million shares of common stock, $0.001 par value per share, and 25.0 million shares of preferred stock, par value $0.001 per share. As of March 31, 2012, 51,279,468 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Preferred Stock

Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As a result, the Company accrued dividends for over six quarters, which pursuant to the terms of its charter, permitted the Series A preferred stockholders to elect an additional director to our board of directors, William H. Lenehan, to serve until the 2012 annual meeting of stockholders, special meeting held in lieu thereof or his successor is elected and qualifies; provided, however, that the term of such director will automatically terminate if and when all arrears in dividends on the Series A preferred stock then outstanding are paid and full dividends thereon for the then current quarterly dividend period have been paid or declared and set apart for payment. As of March 31, 2012 and December 31, 2011, the Company accrued Series A preferred stock dividends of $25,066 and $23,276, respectively.

Earnings per Share

Earnings per share for the three months ended March 31, 2012 and 2011 are computed as follows:

	Three months ended March 31,
	2012	2011
Numerator - Income (loss)
Net income from continuing operations	$(11,814)	$(638)
Net income from discontinued operations	11,455	7,387
Net income (loss)	(359)	6,749
Preferred stock dividends	(1,790)	(1,790)
Numerator for basic income per share - Net income (loss) available to common stockholders:	(2,149)	4,959
Effect of dilutive securities	-	-
Diluted Earnings:
Net income (loss) available to common stockholders	$(2,149)	$4,959
Denominator-Weighted Average shares:
Denominator for basic income per share – weighted average shares	51,261,325	49,992,132
Effect of dilutive securities
Stock based compensation plans	-	280,360
Phantom stock units	-	446,082
Diluted shares	51,261,325	50,718,574

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the three months ended March 31, 2012, 222,619 LTIP units, 16,264 share options and 529,143 phantom share units, respectively, were computed using the treasury share method, which due to the net loss were anti-dilutive.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of March 31, 2012 and 2011 are comprised of the following:

	As of March 31,
	2012	2011
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	$(182,972)	$(147,925)
Net unrealized income (loss) on available-for-sale securities	(138,734)	17,238
Total accumulated other comprehensive loss	$(321,706)	$(130,687)

10. Commitments and Contingencies

Two of the Company’s subsidiaries are named as defendants in a case filed in August 2011 captioned Colfin JIH Funding LLC and CDCF JIH Funding, LLC, or Colony, v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC, which is pending in New York State Supreme Court, New York County. The dispute arises from the financing of the Jameson Inns and Signature Inns. Colony has asserted a breach of contract claim under an intercreditor agreement against the subsidiaries and is seeking to recover at least $80,000, which represents the amounts of the mezzanine loans held by Colony, and at least $8,000 in enforcement costs, plus attorneys’ fees. On January 23, 2012, the Company’s subsidiaries filed counterclaims against Colony for breach of contract, tortious interference with contract, breach of the covenant of good faith and fair dealing, and civil conspiracy, and are seeking to recover at least $80,000 in compensatory damages, as well as certain punitive damages and certain costs and fees. The Company’s subsidiaries intend to vigorously defend the claims asserted against them and to pursue all counterclaims against Colony. Colony has moved to dismiss the counterclaims. This matter is in its preliminary stages, and accordingly, the Company is not able to assess the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

The same two of the Company’s subsidiaries are named as defendants in a case filed in December 2011 captioned U.S. Bank National Association, as Trustee et al v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC, which is pending in New York State Supreme Court, New York County. The dispute arises from the same financing of the Jameson Inns and Signature Inns. U.S. Bank National Association, or U.S. Bank, by and through its attorney in fact, Wells Fargo Bank, N.A., has asserted a breach of contract claim against the subsidiaries and is seeking to recover at least $164,000 which represents the amount of U.S. Bank’s mortgage loan, plus attorneys’ fees and enforcement costs. On January 25, 2012, the subsidiaries filed an answer to U.S. Bank’s complaint. The Company’s subsidiaries intend to vigorously defend the claims asserted against them. This matter is in its preliminary stages, and accordingly, the Company is not able to assess the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

The same two of the Company’s subsidiaries are named as counterclaim defendants in a case filed in March 2012 captioned Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC v. JER Financial Products III, LLC, which is pending in New York State Supreme Court, New York County.  The Company’s subsidiaries commenced this action to enforce the lenders’ rights to payment under the guaranty agreements executed in connection with the Jameson Inns and Signature Inns.  On April 18, 2012, JER Financial Products III, the guarantor, filed an answer to the complaint and counterclaims against the Company’s subsidiaries, seeking a declaratory judgment regarding its payment obligations under the guaranty agreements.  JER Financial Products III also alleges claims for tortious interference with contract and breach of the implied covenant of good faith and fair dealing, and seeks to recover from the subsidiaries any payment obligations it may incur in separate actions brought by the mortgage lender and the senior lender under their guarantee agreements, as well as attorneys’ fees and costs it may incur in those separate actions.  The Company’s subsidiaries intend to vigorously defend the claims asserted against it and pursue all claims against JER Financial Products III.  This matter is in its preliminary stages and, accordingly, the Company is unable to assess the likelihood of an unfavorable outcome or estimate any potential loss, if any.

The Company and certain of its subsidiaries are also named as defendants in an action filed in November 2008 in New York Supreme Court, New York County, by a former consultant alleging breach of contract and other claims and seeking to recover certain payments alleged to be due under a now-terminated consulting arrangement between the company and the consultant. The Company intends to vigorously defend the claims asserted against it. The Company has assessed the likelihood of an unfavorable outcome and has accrued $600 which approximates its estimate of potential loss.

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

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

As of March 31, 2012, the Company has a ground lease with an expiration date extending through 2016. These lease obligations generally contain rent increases and renewal options.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2012 are as follows:

Operating Leases
April 1, 2012	$278
2013	376
2014	382
2015	195
2016	3
Thereafter	-
Total minimum lease payments	$1,234

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

11. Financial Instruments: Derivatives and Hedging

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheets at fair value. The valuation of the derivatives is based upon observable and unobservable inputs including the credit valuation on adjustments. The calculation of the credit valuation adjustment which is a measure of counterparty credit risk is based upon net counterparty exposure. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at March 31, 2012. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

		Notional	Strike	Effective	Expiration	Fair
	Benchmark Rate	Value	Rate	Date	Date	Value
Assets of Non-VIEs:
Interest Rate Cap	3 month LIBOR	$38,500	6.00%	Jul-10	Jul-12	$-
Interest Rate Cap	1 month LIBOR	24,000	5.00%	Jul-11	Aug-14	4
		62,500				4
Assets of Consolidated VIEs:
Interest Rate Cap	3 month LIBOR	10,556	4.73%	Dec-10	Feb-15	5
Interest Rate Cap	3 month LIBOR	8,877	5.04%	Oct-10	Feb-16	16
Interest Rate Cap	3 month LIBOR	47,000	7.95%	Jun-11	Feb-17	92
Interest Rate Cap	3 month LIBOR	12,300	7.95%	Jul-11	Feb-17	24
Interest Rate Cap	3 month LIBOR	23,000	4.96%	Jun-10	Apr-17	61
Interest Rate Cap	3 month LIBOR	48,945	4.80%	Mar-10	Jul-17	246
Interest Rate Cap	3 month LIBOR	49,620	4.92%	Jun-11	Jul-17	219
					200,298	663
Liabilities of Consolidated VIEs:
Interest Rate Swap	3 month LIBOR	4,700	3.17%	Apr-08	Apr-12	(8)
Interest Rate Swap	3 month LIBOR	10,000	3.92%	Oct-08	Oct-13	(521)
Interest Rate Swap	3 month LIBOR	17,500	3.92%	Oct-08	Oct-13	(911)
Interest Rate Swap	1 month LIBOR	8,768	4.26%	Aug-08	Jan-15	(853)
Interest Rate Swap	3 month LIBOR	14,650	4.43%	Nov-07	Jul-15	(1,662)
Interest Rate Swap	3 month LIBOR	24,143	5.11%	Feb-08	Jan-17	(4,153)
Interest Rate Swap	3 month LIBOR	279,125	5.41%	Aug-07	May-17	(37,775)
Interest Rate Swap	3 month LIBOR	16,412	5.20%	Feb-08	May-17	(3,019)
Interest Rate Swap	3 month LIBOR	699,443	5.33%	Aug-07	Jan-18	(127,763)
		1,074,741				(176,665)
Total		$1,337,539				$(175,998)

The Company is hedging exposure to variability in future interest payments on its debt facilities. At March 31, 2012, derivative instruments were reported at their fair value as a net liability of $175,998. Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Loss of $870, which includes the amortization of gain or (loss) on terminated hedges of $100 for the three months ended March 31, 2012. The Company anticipates recognizing approximately $396 in amortization over the next 12 months.

For the three months ended March 31, 2012 and 2011, the Company recognized a decrease to interest expense of $46 and $51 attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all but two of the derivative instruments are designated as cash flow hedging instruments. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

12. Income Taxes

The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company may, however, be subject to certain state and local taxes. The Company’s TRSs are subject to U.S. federal, state and local taxes.

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay dividend to common stockholders. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for fourteen quarters as of March 31, 2012. The Company expects that it will continue to elect to retain capital for liquidity purposes until required to make a cash distribution to satisfy its REIT requirements. However, in accordance with the provisions of the Company’s charter, the Company may not pay any dividends on its common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

For the three months ended March 31, 2012 and 2011, the Company recorded $1,312 and $70 of income tax expense, respectively. Tax expense for the three months ended March 31, 2012 is comprised of federal, state and local taxes primarily attributable to the TRS in which the Company’s real estate management business is conducted. Tax expense for the three months ended March 31, 2011 is comprised of state and local taxes.

13. Segment Reporting

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

The Realty segment includes substantially all of the Company’s activities related to property management and investment of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. The Realty segment generates revenues from fee income related to the Management Agreement for properties owned by KBS and generates rental revenues from properties owned by the Company.

Gramercy Capital Corp. Notes to Condensed Consolidated Financial Statements (Unaudited, dollar amounts in thousands, except per share data) March 31, 2012

The Company evaluates performance based on the following financial measures for each segment:

			Corporate/
	Finance	Realty	Other(1)	Total Company
Three months ended March 31, 2012
Total revenues	$21,747	$8,861	$-	$30,608
Equity in net loss from joint ventures	28	-	-	28
Total operating expenses (2)	(27,831)	(7,918)	(6,701)	(42,450)
Net income (loss) from continuing operations (3)	$(6,056)	$943	$(6,701)	$(11,814)

			Corporate/
	Finance	Realty (1)	Other(2)	Total Company
Three months ended March 31, 2011
Total revenues	$23,745	$1,901	$-	$25,646
Equity in net loss from joint ventures	30	-	-	30
Total operating expenses (2)	(16,149)	(3,750)	(6,415)	(26,314)
Net income (loss) from continuing operations (3)	$7,626	$(1,849)	$(6,415)	$(638)

Total Assets:
March 31, 2012	$3,135,156	$43,705	$(873,653)	$2,305,208
December 31, 2011	$3,117,008	$40,040	$(898,718)	$2,258,330

(1)	Corporate/Other represents all corporate level items, including general and administrative expenses and any intercompany elimination necessary to reconcile to the consolidated Company totals.

(2)	Total operating expense includes provision for loan losses for the Finance business and operating costs on commercial property assets for the Realty business and as well as costs to perform required functions under the interim management agreement, and impairment charges and gain on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $318 for the three months ended March 31, 2012 and 2011, respectively, is included in the amounts presented above.

(3)	Net income (loss) from continuing operations represents loss before non-controlling interest and discontinued operations.

14. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive loss for the three months ended March 31, 2012 and 2011:

	2012	2011
Deferred losses and other non-cash activity related to derivatives	$(870)	$14,842

Change in unrealized loss on securities available-for-sale	$120,103	$15,256

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands, except for per share data and Overview section)

Overview

Gramercy Capital Corp. is a self-managed, integrated commercial real estate finance and property management and investment company. We were formed in April 2004 and commenced operations upon the completion of our initial public offering in August 2004. Our commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities. Our property management and investment business, which operates under the name Gramercy Realty, focuses on third party property management and, to a lesser extent, ownership and management of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity, but are divisions through which our commercial real estate finance and property management and investment businesses are conducted. As of March 31, 2012, SL Green Operating Partnership, L.P., or SL Green OP, a wholly-owned subsidiary of SL Green Realty Corp. (NYSE: SLG), or SL Green, owned approximately 6.3% of the outstanding shares of our common stock.

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

We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our finance business primarily through two private REITs, Gramercy Investment Trust and Gramercy Investment Trust II; our commercial real estate investment business through various wholly-owned entities; and our realty management business through a wholly-owned TRS.

Unless the context requires otherwise, all references to “Gramercy,” “our Company,” “we,” “our” and “us” mean Gramercy Capital Corp., a Maryland corporation, and one or more of its subsidiaries, including our Operating Partnership.

During 2011, we remained focused on improving our Balance Sheet by reducing leverage, generating liquidity from existing assets, actively managing portfolio credit, and accretively re-investing repayments in loan and CMBS investments within our collateralized debt obligations, or CDOs. We also sought to extend or restructure Gramercy Realty’s $240.5 million mortgage loan with Goldman Sachs Mortgage Company, or GSMC, Citicorp North America, Inc., or Citicorp, and SL Green, or the Goldman Mortgage Loan, and Gramercy Realty’s $549.7 million senior and junior mezzanine loans with KBS Real Estate Investment Trust, Inc., or KBS, GSMC, Citicorp and SL Green, or the Goldman Mezzanine Loans.

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

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into a Collateral Transfer and Settlement Agreement, or the Settlement Agreement, for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, Gramercy Realty’s senior mezzanine lender, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Realty’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and December 1, 2011, we transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Realty properties that we agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was approximately $2.63 billion. Mortgage debt and other liabilities aggregating $2.84 billion were also transferred to KBS. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

Subsequent to the execution of the Settlement Agreement, the business of Gramercy Realty changed from being primarily an owner of commercial properties to being primarily a third-party manager of commercial properties. The scale of Gramercy Realty’s revenues has declined as a substantial portion of rental revenues from properties owned by us have been replaced with fee revenues of a substantially smaller scale for managing properties on behalf of KBS. Additionally, as assets were transferred to KBS, our total assets and liabilities declined substantially.

We rely on the credit and equity markets to finance and grow our business. Market conditions have remained difficult for us with limited, if any, availability of new debt or equity capital. Our stock price has remained low and we currently have limited, if any, access to the public or private equity capital markets. In this environment, we have sought to raise capital or maintain liquidity through other means, such as modifying debt arrangements, selling assets and aggressively managing our loan portfolio to encourage repayments, as well as reducing overhead expenses and as a result, have engaged in limited new investment activity.

We may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints to compete in the current business environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

Notwithstanding the challenges which confront us and continued volatility within the capital markets, our board of directors remains committed to identifying and pursuing strategies and transactions that could preserve or improve our cash flows from our CDOs, increase our net asset value per share of common stock, improve our future access to capital or otherwise potentially create value for our stockholders. In considering these alternatives (which could include additional repurchases, issuances of our debt or equity securities, a strategic combination of our Company, strategic sale of our assets or modifying our business plan), we expect our board of directors will carefully consider the potential impact of any such transaction on our liquidity position and our qualification as a REIT and our exemption from the Investment Company Act of 1940, as amended, or the Investment Company Act, before deciding to pursue it. We expect our board of directors will only authorize us to take any of these actions if they can be accomplished on terms our board of directors finds attractive. Accordingly, there is a substantial possibility that not all such actions can or will be implemented.

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

Gramercy Finance

The aggregate carrying values, allocated by product type and weighted average coupons of Gramercy Finance’s loans, and other lending investments and CMBS investments as of March 31, 2012 and December 31, 2011, were as follows (dollars in thousands):

			Allocation by		Fixed Rate Average		Floating Rate Average
	Carrying Value (1)		Investment Type		Yield		Spread over LIBOR (2)
	2012	2011	2012	2011	2012	2011	2012	2011
Whole loans, floating rate	$654,114	$689,685	64.0%	63.8%	-	-	328 bps	331 bps
Whole loans, fixed rate	201,972	202,209	19.7%	18.7%	8.32%	8.35%	-	-
Subordinate interests in whole loans, floating rate	-	25,352	-	2.3%	-	-	-	575 bps
Subordinate interests in whole loans, fixed rate	90,554	89,914	8.9%	8.3%	10.50%	10.50%	-	-
Mezzanine loans, floating rate	45,933	46,002	4.5%	4.3%	-	-	872 bps	860 bps
Mezzanine loans, fixed rate	23,757	23,847	2.3%	2.2%	10.34%	10.34%	-	-
Preferred equity, floating rate	3,099	3,615	0.3%	0.3%	-	-	235 bps	234 bps
Preferred equity, fixed rate	3,250	1,295	0.3%	0.1%	-	-	-	-
Subtotal/ Weighted average	1,022,679	1,081,919	100.0%	100.0%	9.00%	9.08%	363 bps	370 bps
CMBS, floating rate	49,075	47,855	5.6%	6.2%	-	-	104 bps	96 bps
CMBS, fixed rate	823,660	727,957	94.4%	93.8%	8.20%	8.22%	-	-
Subtotal/ Weighted average	872,735	775,812	100.0%	100.0%	8.20%	8.22%	104 bps	96 bps
Total	$1,895,414	$1,857,731	100.0%	100.0%	8.42%	8.48%	346 bps	354 bps

(1)	Loans and other lending investments and CMBS investments are presented net of unamortized fees, discounts, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

Our loans and other investments serve as collateral for our CDO securities, and the income generated from these investments is used to fund interest obligations of our CDO securities and the remaining income, if any, is retained by us, provided that minimum interest coverage and asset overcollateralization covenants as specified in the CDO indentures are satisfied. We are not obligated to provide any financial support to these CDOs. We provide certain advisory and administrative services to our CDOs, pursuant to collateral management agreements. The collateral management agreements provide for a senior collateral management fee and a subordinate collateral management fee payable quarterly.

If some or all of our CDOs fail the minimum interest coverage and asset overcollateralization covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and we may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests.

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

As of March 31, 2012, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, and six interests in real estate acquired through foreclosures.

Gramercy Realty

Summarized in the table below are key property portfolio statistics for Gramercy Realty’s owned portfolio as of March 31, 2012 and December 31, 2011:

	Number of Properties			Rentable Square Feet		Occupancy
	March 31,		December 31,	March 31,	December 31,	March 31,	December
Properties	2012		2011	2012	2011	2012	31, 2011
Branches	41		41	261,732	261,732	28.9%	28.9%
Office Buildings	14		15	391,163	491,084	41.2%	44.7%
Total	55	(1)	56	652,895	752,816	36.3%	39.2%

(1)	As of March 31, 2012, includes the sale of one property.

In addition to its owned portfolio, Gramercy Realty also manages over $2.0 billion of real estate assets that were transferred to affiliates of KBS pursuant to the Settlement Agreement executed in September 2011. The transferred properties, or the KBS Portfolio, is comprised of 561 bank branches, 284 office buildings and one land parcel approximately 20.7 million rentable square feet.

In September 2011, we entered into an asset management arrangement upon the terms and conditions set forth in the Settlement Agreement, or the Interim Management Agreement, to provide for our continued management of the KBS Portfolio through December 31, 2013 for a fixed fee of $10.0 million annually, the reimbursement of certain costs and incentive fees equal to 10.0% of the excess of the equity value, if any, of the transferred collateral over $375.0 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Threshold Value Participation, and 12.5% of the excess equity value, if any, of the transferred collateral over $468.5 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Excess Value Participation. The minimum amount of the Threshold Value Participation equals $3.5 million. The Settlement Agreement obligated the parties to negotiate in good faith to replace the Interim Management Agreement with a more complete and definitive management services agreement on or before March 31, 2012 and provided that if the parties failed to complete a definitive agreement, the Interim Management Agreement would have terminated by its terms on June 30, 2012.

On March 30, 2012, we entered into an Asset Management Services Agreement, or the Management Agreement, with KBS Acquisition Sub, LLC, or KBSAS, a wholly-owned subsidiary of KBS Real Estate Investment Trust, Inc., or KBS REIT, pursuant to which we will provide asset management services to KBSAS with respect to the KBS Portfolio. The Management Agreement provides for our continued management of the KBS Portfolio, through December 31, 2015 for (i) a base management fee of $12.0 million per year, payable monthly, plus the reimbursement of all property related expenses paid by Manager on behalf of KBSAS, subject to deferral of $167 thousand per month at KBSAS’s option until the accrued amount equals $2.5 million or June 30, 2013, whichever is earlier, and (ii) an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3.5 million or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375.0 million (as adjusted for future cash contributions into, and distributions out of, KBSAS by KBS REIT). In any event, the Threshold Value Profits Participation is capped at a maximum of $12.0 million. The Threshold Value Profits Participation is payable 60 days after the earlier to occur of June 30, 2014 (or March 31, 2015 upon satisfaction of certain extension conditions, including the payment by KBSAS to us of a $750 thousand extension fee) and the date on which KBSAS, directly or indirectly, sells, conveys or otherwise transfers at least 90% of the KBS Portfolio (by value).

The Management Agreement may be terminated by us, (i) without any KBSAS default under the Management Agreement, on or after December 31, 2012, upon 90 days’ prior written notice or (ii) at any time by five business days’ prior written notice in the event of a KBSAS default under the Management Agreement. The Management Agreement may be terminated by KBSAS, (i) without Cause (as defined in the Management Agreement), with an effective termination date of March 31 or September 30 of any year but at no time prior to April 1, 2013, upon 90 days’ prior written notice or (ii) at any time after April 1, 2013 for Cause. In the event of a termination of the Management Agreement by KBSAS after April 1, 2013 but prior to December 31, 2015, we will be entitled to receive a declining balance termination fee, ranging from $5.0 million to $2.0 million, calculated as specified in the Management Agreement.

Liquidity

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term (within the next 12 months) liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consists of (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Management Agreement for the KBS Portfolio; and, to a lesser extent: (vi) new financings or additional securitizations or CDO offerings and (vii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. We do not anticipate having the ability in the near term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Substantially all of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of the CDOs, all cash flows from the applicable CDO, other than senior collateral management fees, would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of April 2012, the most recent distribution date, our 2005 CDO and our 2006 CDO were in compliance with interest coverage and asset overcollateralization covenants, however the compliance margins were narrow and relatively small declines in collateral performance and credit metrics from one or more assets could cause the CDOs to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the October 2011, April 2011 and January 2011 distribution dates and our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date. We cannot be certain that the CDO tests will continue to be satisfied and that we will continue to receive cash flows relating to our CDOs in the future, and believe that we may fail the overcollaterization test for the 2005 CDO and/or the 2006 CDO 2006 at the July 2012 distribution date. If the cash flow from our 2005 CDO and/or our 2006 CDO is redirected, our business, financial condition, and results of operations would be materially and adversely affected.

The chart below is a summary of our CDO compliance tests as of the most recent distribution dates (April 25, 2012 for our 2005 CDO and our 2006 CDO and February 19, 2012 for our 2007 CDO):

Cash Flow Triggers	CDO 2005-1	CDO 2006-1	CDO 2007-1
Overcollateralization (1)
Current	118.27%	106.72%	84.11%
Limit	117.85%	105.15%	102.05%
Compliance margin	0.42%	1.57%	-17.94%
Pass/Fail	Pass	Pass	Fail
Interest Coverage (2)
Current	361.57%	464.92%	N/A
Limit	132.85%	105.15%	N/A
Compliance margin	228.72%	359.77%	N/A
Pass/Fail	Pass	Pass	N/A

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by us. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the asset’s recovery rate which is determined by the rating agencies. For a defaulted security with a CUSIP that is actively traded, the lower of market value or the product of the security’s principal balance multiplied by the asset’s recovery rate as determined by the rating agencies, is used for the overcollateralization ratio.

(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses, with (i) cash on hand, (ii) cash distributions from any CDO not in default, if any, (iii) proceeds from the Management Agreement for the KBS Portfolio, (iv) income from our real property and unencumbered loan assets, (v) sale of assets, and (vi) or accessing the equity or debt capital markets, if available.

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

Refer to our 2011 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include variable interest entities, or VIEs, real estate and CTL investments, leasehold interests, investments in joint ventures, assets held-for-sale, commercial mortgage-backed securities, tenant and other receivables, intangible assets, deferred costs, revenue recognition, reserve for loan losses, rent expense, stock-based compensation plans, derivative instruments and income taxes. There have been no changes to these policies in 2012.

Results of Operations

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

Revenues

	2012	2011	Change
Interest income	$38,570	$40,510	$(1,940)
Less: Interest expense	20,359	20,289	70
Net interest income	18,211	20,221	(2,010)
Management fees	8,313	-	8,313
Rental revenue	1,319	1,384	(65)
Operating expense reimbursements	372	346	26
Other income	2,393	3,694	(1,301)
Total revenue	$30,608	$25,645	$4,963
Equity in net income of joint ventures	$28	$30	$(2)
Gain on extinquishment of debt	$-	$3,656	$(3,656)

Interest income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended March 31, 2012 and 2011, $27,228 and $28,124, respectively, were earned on fixed rate investments while the remaining $11,342 and $12,386, respectively, were earned on floating rate investments. The decrease of $1,940 over the prior period is primarily due to a $6,604 decrease in interest income resulting from maturing loan investments, a $1,664 decrease due to the suspensions and reversals of interest income accruals, a $995 decrease due to the payoff or sale of CMBS investments, and a $759 decrease due to interest rate modifications on loans or changes in rates. These decreases were partially offset by an increase of $8,082 in interest income from new CMBS and lending investments since March 2011.

Interest expense was $20,359 for the three months ended March 31, 2012 compared to $20,289 for the three months ended March 31, 2011. The increase of $70 is primarily attributable to changes in LIBOR.

Management fees for the three months ended March 31, 2012 are $8,313. Management fees are comprised of property management, asset management and administration fees paid pursuant to the Interim Management Agreement.

Rental revenue for the three months ended March 31, 2012 and 2011 of $1,319 and $1,384, respectively, is primarily comprised of revenue earned on properties within our Gramercy Realty division. The decrease in rental revenue of $65 is primarily due to non-renewals and terminations of non-bank tenants.

Operating expense reimbursement was $372 for the three months ended March 31, 2012 and $346 for the three months ended March 31, 2011, an increase of $26. The increase is due to increased direct billable operating expenses of $19.

Other income of $2,393 for the three months ended March 31, 2012 is primarily comprised of $2,325 of operating revenues from properties which we foreclosed or acquired a controlling interest. Other income of $3,694 for the three months ended March 31, 2011 was primarily comprised of $2,970 of operating revenues from properties on which we foreclosed or acquired a controlling interest and $724 in interest on restricted cash balances and other cash balances held by us.

The equity in net income of joint ventures of $28 for the three months ended March 31, 2012 represents our proportionate share of the income generated by our joint venture interests including $67 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $95. The equity in net income of joint ventures of $30 for the three months ended March 31, 2011 represents our proportionate share of income generated by our joint venture interests including $67 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $97. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

During the three months ended March 31, 2012, there were no repurchases of notes issued by our three CDOs. During the three months ended March 31, 2011, we repurchased at a discount, notes issued by two of our three CDOs, generating net gains on early extinguishment of debt of $3,656.

Expenses

	2012	2011	Change
Property operating expenses	$10,506	$5,667	$4,839
Depreciation and amortization	318	318	-
Management, general and administrative	6,701	6,415	286
Other-than-temporary impairment recognized in earnings	21,068	-	21,068
Provision for loan loss	2,545	17,500	(14,955)
Provision for taxes	1,312	70	1,242
Total expenses	$42,450	$29,970	$12,480

Property operating expenses for the three months ended March 31, 2012 is primarily comprised of expenses incurred on our portfolio of properties owned by our Gramercy Realty division and the management of the KBS Portfolio. These expenses increased $4,839 from the $5,667 recorded in the three months ended March 31, 2011. The increase is primarily due to $4,349 of property management fees and reimburseable costs related to our asset management of properties pursuant to the Interim Management Agreement with KBS and $410 increase in professional fees at Whiteface Lodge due to change of property management and registration costs.

We recorded depreciation and amortization expenses of $318 for the three months ended March 31, 2012, compared to $318 for the three months ended March 31, 2011, resulting in no increase or decrease.

Management, general and administrative expenses were $6,701 for the three months ended March 31, 2012, compared to $6,415 for the same period in 2011. The increase of $286 is primarily attributable to additional legal fees and enforcement costs related to our loans and other lending investments.

During the three months ended March 31, 2012, we recorded an other-than-temporary impairment charge of $21,068 due to adverse changes in expected cash flows related to credit losses for six CMBS investments. During the three months ended March 31, 2011, we did not record any other-than-temporary impairment charges related to our CMBS investments.

 Provision for loan loss was $2,545 for the three months ended March 31, 2012, compared to $17,500 for the three months ended March 31, 2011. The provision was based upon periodic credit reviews of our loan portfolio.

Provision for taxes was $1,312 for the three months ended March 31, 2012, compared to $70 for the three months ended March 31, 2011. The increase of $1,242 is related to tax expense on our Realty management business which is conducted through a wholly-owned TRS.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term (within the next 12 months) liquidity requirements, including working capital, distributions, if any, debt service and additional investments, if any, consist of: (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Management Agreement for the KBS portfolio; and, to a lesser extent: (vi) new financings or additional securitizations or CDO offerings; and (vii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. We do not anticipate having the ability in the near-term to access new equity or debt capital through new warehouse lines, CDO issuances, term or credit facilities or trust preferred issuances, although we continue to explore capital raising options. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees, and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of March 31, 2012 and December 31, 2011 we accrued $25,066 and $23,276, respectively, for the Series A preferred stock dividends. We expect that we will continue to elect to retain capital for liquidity purposes until the requirement to make a cash distribution to satisfy our REIT requirements arise. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

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

The majority of our loan and other investments are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the CDO interests retained by us and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail to comply with the covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of April 2012, the most recent distribution date, our 2005 CDO and our 2006 CDO were in compliance with interest coverage and asset overcollateralization covenants, however the compliance margins were narrow and relatively small declines in collateral performance and credit metrics could cause the CDOs to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the October 2011, April 2011 and January 2011 distribution dates and our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date. We cannot be certain that the CDO tests will continue to be satisfied and that we will continue to receive cash flows relating to our CDOs in the future, and believe that we may fail the overcollaterization test for the 2005 CDO and/or the 2006 CDO 2006 at the July 2012 distribution date. If the cash flow from our 2005 CDO and/or our 2006 CDO is redirected, and/or our business, financial condition, and results of operations would be materially adversely affected.

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

Cash Flows

Net cash provided by operating activities increased $1,164 to $10,729 for the three months ended March 31, 2011 compared to $9,565 for the same period in 2011. Operating cash flow was generated primarily by net interest income from our commercial real estate finance segment and net rental income and management fees from our property management and investment segment. The increase in operating cash flow for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to a decrease in operating assets and liabilities of $13,060.  The decrease in net income of $7,108 is primarily attributable to the increase of non-cash impairment charges of $20,704, increase in net gains on sale of property of $11,006, decrease in gain on extinguishment of debt of 3,656, reduced provision of loan loss of $14,955 and decreased depreciation and amortization of $5,218.

Net cash provided by investing activities for the three months ended March 31, 2012 was $103,825 compared to net cash provided by investing activities of $98,908 during the same period in 2011. The increase in cash flow from investing activities is primarily due to the increased proceeds from the sale of real estate investments of $17,013 and a reduction in new investments in loans and CMBS investments of $42,064. These increases are partially offset by reduction in principal collections on investments of $50,597.

Net cash used in financing activities for the three months ended March 31, 2012 was $91,941 as compared to net cash used in financing activities of $117,008 during the same period in 2011. The change is primarily attributable to an increase in the repayments of CDOs of $66,426 and partially offset by a decrease in restricted cash of $75,117.

Capitalization

Our authorized capital stock consists of 125.0 million shares, $0.001 par value, of which we have authorized the issuance of up to 100.0 million shares of common stock, $0.001 par value per share, and 25.0 million shares of preferred stock, par value $0.001 per share. As of March 31, 2012, 51,279,468 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Preferred Stock

Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As a result, we have accrued dividends for over six quarters, which pursuant to the terms of our charter, permitted the Series A preferred stockholders to elect an additional director to our board of directors, William H. Lenehan, to serve until the 2012 annual meeting of stockholders, special meeting held in lieu thereof or his successor is elected and qualifies; provided, however, that the term of such director will automatically terminate if and when all arrears in dividends on the Series A preferred stock then outstanding are paid and full dividends thereon for the then current quarterly dividend period have been paid or declared and set apart for payment. As of March 31, 2012 and December 31, 2011, we accrued Series A preferred stock dividends of $25,066 and $23,276, respectively.

Market Capitalization

At March 31, 2012, our CDOs represented 91.4% of our consolidated market capitalization of $2,627,646 (based on a common stock price of $2.67 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2012). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

The table below summarizes secured debt at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Collateralized debt obligations	$2,402,584	$2,468,810

Cost of debt	LIBOR + 0.68%	LIBOR + 0.68%

Collateralized Debt Obligations

Our loans and other investments serve as collateral for our CDO securities, and the income generated from these investments is used to fund interest obligations of our CDO securities and the remaining income, if any, is retained by us. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for us to receive cash flow on the interests retained by us in our CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and we may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of April 2012, the most recent distribution date, our 2005 CDO and our 2006 CDO were in compliance with interest coverage and asset overcollateralization covenants, however the compliance margins were narrow and relatively small declines in collateral performance and credit metrics could cause the CDOs to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the October 2011, April 2011 and January 2011 distribution dates and our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date. We cannot be certain that the CDO tests will continue to be satisfied and that we will continue to receive cash flows relating to our CDOs in the future. If the cash flow from our 2005 CDO and our 2006 CDO is redirected, our business, financial condition and results of operations would be materially and adversely affected.

On March 14, 2012, an interest payment due on a CMBS investment owned by our 2007 CDO was not received for the third consecutive interest payment date, which caused the CMBS investment to be classified as a Defaulted Security under our 2007 CDO’s indenture. This classification caused the Class A/B Par Value Ratio for the 2007 CDO notes to fall to 88.86% in breach of the Class A/B overcollateralization test threshold of 89%. This breach constitutes an event of default under the operative documents for our 2007 CDO. Upon such an event of default, the reinvestment period of the 2007 CDO, which is scheduled to expire in August 2012, would have immediately ended and we would have lost our ability to reinvest restricted cash held by our 2007 CDO. Additionally, an event of default would have entitled the controlling class to direct the Trustee to accelerate the notes of our 2007 CDO and, depending on the circumstances, force the prompt liquidation of the collateral.  Pursuant to a letter dated in March 2012, a majority of the controlling class of senior note holders waived the related event of default and further agreed to waive any subsequent event of default related to the Class A/B overcollateralization test that may occur hereafter until the earlier of August 27, 2012 or the date that written instructions to the contrary are provided by such majority of the controlling class to the Trustee.  The majority of the controlling class has reserved the right to revoke or extend such waiver at any time.

During the three months ended March 31, 2012, we did not repurchase any notes previously issued by our three CDOs. During the three months ended March 31, 2011, we repurchased, at a discount, $10,400 of notes previously issued by one of our three CDOs. We recorded a net gain on the early extinguishment of debt $3,656 for the three months ended March 31, 2011, in connection with the repurchase of the notes.

Contractual Obligations

Combined aggregate principal maturities of our CDOs, and obligations under our operating leases as of March 31, 2012 are as follows:

		Interest	Operating
	CDOs	Payments	Leases	Total
April 1, 2012	$-	$56,838	$278	$57,116
2013	-	72,011	376	72,387
2014	-	74,242	382	74,624
2015	-	81,115	195	81,310
2016	-	88,979	3	88,982
Thereafter	2,402,584	98,681	-	2,501,265
Total	$2,402,584	$471,866	$1,234	$2,875,684

Additionally, one of our subsidiaries is a borrower under a $29,017 mortgage loan with our 2005 CDO and 2006 CDO acting as lenders, which bears interest at 5.0% and matures in June 2012. These intercompany borrowings are eliminated upon consolidation and therefore do not appear on our Condensed Consolidated Balance Sheets.

Off-Balance-Sheet Arrangements

We have several off-balance-sheet investments, including joint ventures and structured finance investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance-sheet arrangements are discussed in Note 5, “Investments in Joint Ventures,” in the accompanying financial statements.

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

Beginning with the third quarter of 2008, our board of directors elected not to pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends have been accrued for fourteen quarters as of March 31, 2012.

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

Related Party Transactions

An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors. For the three months ended March 31, 2012 and 2011, we incurred expenses of $0 and $41, respectively, pursuant to the special servicing arrangement.

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. For the three months ended March 31, 2012 and 2011 we paid $96 and $77 under this lease, respectively.

In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, we subsequently purchased from an affiliate of SL Green, its full participation in the senior mezzanine loan at a discount. In September 2011, a portion of the subsequently purchased mezzanine loan was converted to preferred equity. As of March 31, 2012 and December 31, 2011, the original loan has a book value of $250 and the subsequently purchased loan has a book value of $7,705 and $7,337, respectively, and the preferred equity investment has a book value of $2,849 and $3,365, respectively.

In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in a $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, we purchased the remaining 50% interest in the loan from an SL Green affiliate for a discount of $9,420. As of March 31, 2012 and December 31, 2011, the loan has a book value of approximately $19,405 and $19,419, respectively.

Funds from Operations

We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also may use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment writedowns of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
	2012	2011
Net income (loss) available to common stockholders	$(2,149)	$4,959
Add:
Depreciation and amortization	1,572	20,441
FFO adjustments for joint ventures	67	1,096
Non-cash impairment of real estate investments	-	591
Less:
Non real estate depreciation and amortization	(1,306)	(1,827)
Gain on sale	(11,943)	(937)
Funds from operations	$(13,759)	$24,323
Funds from operations per share - basic	$(0.27)	$0.49
Funds from operations per share - diluted	$(0.27)	$0.48

Cautionary Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	reduction in cash flows received from our investments, in particular our CDOs;

•	our ability to satisfy all covenants in our CDOs and specifically compliance with overcollateralization and interest coverage tests;

•	the adequacy of our cash reserves, working capital and other forms of liquidity;

•	the availability, terms and deployment of short-term and long-term capital;

•	availability of, and ability to retain, qualified personnel and directors;

•	changes to our management and board of directors;

•	the performance and financial condition of borrowers, tenants, and corporate customers;

•	the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;

•	the continuity of the Management Agreement for the KBS Portfolio;

•	the success or failure of our efforts to implement our current business strategy;

•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;

•	the resolution of our non-performing and sub-performing assets and any losses we might recognize in connection with such investments;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	risks of structured finance investments;

•	risks of real estate acquisitions;

•	the actions of our competitors and our ability to respond to those actions;

•	the timing of cash flows, if any, from our investments;

•	demand for office space;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	our ability to identify and complete additional property acquisitions;

•	our ability to profitably dispose of non-core assets;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	environmental and/or safety requirements;

•	our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes and qualify for our exemption under the Investment Company Act, our Operating Partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as TRSs for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	the continuing threat of terrorist attacks on the national, regional and local economies; and

•	other factors discussed under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of the Quarterly Reports on Form 10-Q.

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

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$(2,230)
+200 bps	$(3,965)
+300 bps	$(5,398)

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

Changes in Internal Control over Financial Reporting

To remediate the material weakness in our internal control over financial reporting as noted in our Form10-K for the year ended December 31, 2011, management has enhanced its controls over the preparation and the review of the credit loss in our other than temporary impairment calculations for CMBS. We anticipate that the resulting improvements in controls will strengthen our internal control over financial reporting relating to the preparation of the Condensed Consolidated Statements of Comprehensive Income in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Two of the Company’s subsidiaries are named as defendants in a case filed in August 2011 captioned Colfin JIH Funding LLC and CDCF JIH Funding, LLC, or Colony, v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC, which is pending in New York State Supreme Court, New York County. The dispute arises from the financing of the Jameson Inns and Signature Inns. Colony has asserted a breach of contract claim against the subsidiaries and is seeking to recover at least $80,000, which represents the amounts of the mezzanine loans held by Colony, and at least $8,000 in enforcement costs, plus attorneys’ fees. On January 23, 2012, the subsidiaries filed counterclaims against Colony for breach of contract, tortious interference with contract, breach of the covenant of good faith and fair dealing, and civil conspiracy, and are seeking to recover at least $80,000 in compensatory damages, as well as certain punitive damages and certain costs and fees. The Company’s subsidiaries intend to vigorously defend the claims asserted against them and to pursue all counterclaims against Colony. Colony has moved to dismiss the counterclaims. This matter is in its preliminary stages, and accordingly, the Company is not able to assess the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

The same two of the Company’s subsidiaries are named as defendants in a case filed in December 2011 captioned U.S. Bank National Association, as Trustee et al v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC, which is pending in New York State Supreme Court, New York County. The dispute arises from the same financing of the Jameson Inns and Signature Inns. U.S. Bank National Association, or U.S. Bank, by and through its attorney in fact, Wells Fargo Bank, N.A., has asserted a breach of contract claim against the subsidiaries and is seeking to recover at least $164,000 which represents the amount of U.S. Bank’s mortgage loan, plus attorneys’ fees and enforcement costs. On January 25, 2012, the subsidiaries filed an answer to U.S. Bank’s complaint. The Company’s subsidiaries intend to vigorously defend the claims asserted against them. This matter is in its preliminary stages, and accordingly, the Company is not able to assess the likelihood of an unfavorable outcome or estimate the range of potential loss, if any.

The same two of the Company’s subsidiaries are named as counterclaim defendants in a case filed in March 2012 captioned Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC v. JER Financial Products III, LLC, which is pending in New York State Supreme Court, New York County.  The Company’s subsidiaries commenced this action to enforce the lenders’ rights to payment under the guaranty agreements executed in connection with the Jameson Inns and Signature Inns.  On April 18, 2012, JER Financial Products III, the guarantor, filed an answer to the complaint and counterclaims against the Company’s subsidiaries, seeking a declaratory judgment regarding its payment obligations under the guaranty agreements.  JER Financial Products III also alleges claims for tortious interference with contract and breach of the implied covenant of good faith and fair dealing, and seeks to recover from the subsidiaries any payment obligations it may incur in separate actions brought by the mortgage lender and the senior lender under their guarantee agreements, as well as attorneys’ fees and costs it may incur in those separate actions.  The Company’s subsidiaries intend to vigorously defend the claims asserted against it and pursue all claims against JER Financial Products III.  This matter is in its preliminary stages and, accordingly, the Company is unable to assess the likelihood of an unfavorable outcome or estimate any potential loss, if any.

The Company and certain of its subsidiaries are also named as defendants in an action filed in November 2008 in New York State Supreme Court, New York County, by a former consultant alleging breach of contract and other claims and seeking to recover certain payments alleged to be due under a now-terminated consulting arrangement between the company and the consultant. The Company intends to vigorously defend the claims asserted against it. The Company has assessed the likelihood of an unfavorable outcome and has accrued $600 which approximates its estimate of potential loss.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 5 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on July 26, 2004 and declared effective by the Commission on July 27, 2004).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on December 14, 2007).
3.3	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
4.1	Form of specimen stock certificate evidencing the common stock of the Company, par value $0.001 per share (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
10.1	Asset Management Services Agreement, dated as of March 30, 2012, by and between KBS Acquisition Sub, LLC and GKK Realty Advisors, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 3, 2012).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY CAPITAL CORP.

Dated: May 8, 2012	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

