Form 10-Q
period 2012-06-30
GRAMERCY CAPITAL CORP
filed 2012-08-09
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 52,629,487 as of August 8, 2012.

GRAMERCY CAPITAL CORP.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Gramercy Capital Corp.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2012	2011
Assets:
Real estate investments, at cost:
Land	$10,381	$11,915
Building and improvements	26,791	30,603
Other real estate investments	20,318	20,318
Less: accumulated depreciation	(2,679)	(2,722)
Total real estate investments, net	54,811	60,114

Cash and cash equivalents	192,438	163,629
Restricted cash	91	93
Loans and other lending investments, net	157	828
Investment in joint ventures	367	496
Assets held-for-sale, net	-	32,834
Tenant and other receivables, net	3,573	2,829
Derivative instruments, at fair value	1	6
Acquired lease assets, net of accumulated amortization of $347 and $342	367	477
Deferred costs, net of accumulated amortization of $2,937 and $4,899	1,371	1,961
Other assets	3,440	4,141
Subtotal	256,616	267,408

Assets of Consolidated Variable Interest Entities ("VIEs"):
Real estate investments, at cost:
Land	21,967	21,967
Building and improvements	4,495	4,205
Less: accumulated depreciation	(322)	(261)
Total real estate investments directly owned	26,140	25,911

Cash and cash equivalents	131	96
Restricted cash	43,869	34,122
Loans and other lending investments, net	958,956	1,081,091
Commercial mortgage-backed securities - available-for-sale	851,936	775,812
Assets held-for-sale, net	10,265	10,131
Loans held-for-sale	15,300	—
Derivative instruments, at fair value	340	913
Accrued interest	27,356	28,660
Deferred costs, net of accumulated amortization of $33,516 and $31,498	7,048	9,086
Other assets	25,053	25,100
Subtotal	1,966,394	1,990,922

Total assets	$2,223,010	$2,258,330

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2012	2011
Liabilities and Equity:
Liabilities:
Accounts payable and accrued expenses	$7,913	$14,992
Dividends payable	26,857	23,276
Deferred revenue	2,572	2,392
Below-market lease liabilities, net of accumulated amortization of $1,305 and $1,189	1,789	1,905
Liabilities related to assets held-for-sale	-	1,459
Other liabilities	589	627
Subtotal	39,720	44,651

Non-Recourse Liabilities of Consolidated VIEs:
Collateralized debt obligations	2,346,003	2,468,810
Accounts payable and accrued expenses	4,332	4,554
Accrued interest payable	3,670	3,729
Deferred revenue	88	88
Liabilities related to assets held-for-sale	155	249
Derivative instruments, at fair value	180,753	175,915
Other liabilities	1,106	764
Subtotal	2,536,107	2,654,109

Total liabilities	2,575,827	2,698,760

Commitments and contingencies	-	-

Equity:
Common stock, par value $0.001, 100,000,000 shares authorized, 52,295,323 and 51,086,266 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	52	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 4,600,000 shares authorized, 3,525,822 shares issued and outstanding at June 30, 2012 and December 31, 2011.	85,235	85,235
Additional paid-in-capital	1,084,516	1,080,600
Accumulated other comprehensive loss	(333,594)	(440,939)
Accumulated deficit	(1,189,929)	(1,166,279)
Total Gramercy Capital Corp. stockholders' equity	(353,720)	(441,333)
Non-controlling interest	903	903
Total equity	(352,817)	(440,430)
Total liabilities and equity	$2,223,010	$2,258,330

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Interest income	$36,225	$39,748	$74,795	$80,259
Less: Interest expense	20,184	20,323	40,563	40,612
Net interest income	16,041	19,425	34,232	39,647
Other revenues:
Management fees	9,616	-	17,929	-
Rental income	1,360	1,349	2,679	2,735
Operating expense reimbursements	353	326	725	713
Other income	1,498	18,901	3,891	22,552
Total revenues	28,868	40,001	59,456	65,647
Expenses:
Property operating expenses
Real estate taxes	394	313	770	688
Utilities	379	434	866	987
Ground rent and leasehold obligations	356	254	570	424
Direct billable expenses	15	-	36	4
Other property operating expenses	8,261	3,857	17,594	8,656
Total property operating expenses	9,405	4,858	19,836	10,759

Other-than-temporary impairment	21,961	6,037	56,416	6,037
Portion of impairment recognized in other comprehensive loss	(6,955)	-	(20,342)	-
Impairment on loans held-for-sale	1,000	-	1,000	-
Net impairment recognized in earnings	16,006	6,037	37,074	6,037
Depreciation and amortization	312	292	608	607
Management, general and administrative	11,928	7,181	18,629	13,533
Provision for loan losses	5,989	18,783	8,534	36,283
Total expenses	43,640	37,151	84,681	67,219
Income (loss) from continuing operations before equity in net income of joint venture and provisions for taxes	(14,772)	2,850	(25,225)	(1,572)
Equity in net income of joint venture	29	31	57	61
Income (loss) from continuing operations before provision for taxes and gain on extinguishment of debt	(14,743)	2,881	(25,168)	(1,511)
Gain on extinguishment of debt	-	10,870	-	14,526
Provision for taxes	(2,107)	(3)	(3,419)	(73)
Net income (loss) from continuing operations	(16,850)	13,748	(28,587)	12,942
Net income (loss) from discontinued operations	(2,914)	2,077	(3,479)	8,695
Net gains from disposals	53	1,437	11,996	2,374
Net income (loss) from discontinued operations	(2,861)	3,514	8,517	11,069
Net income (loss) attributable to Gramercy Capital Corp.	(19,711)	17,262	(20,070)	24,011
Accrued preferred stock dividends	(1,790)	(1,790)	(3,580)	(3,580)
Net income (loss) available to common stockholders	$(21,501)	$15,472	$(23,650)	$20,431

Basic earnings per share:
Net income (loss) from continuing operations, net of preferred stock dividends	$(0.36)	$0.24	$(0.64)	$0.19
Net income (loss) from discontinued operations	(0.06)	0.07	0.17	0.22
Net income (loss) available to common stockholders	$(0.42)	$0.31	$(0.47)	$0.41

Diluted earnings per share:
Net income (loss) from continuing operations, net of preferred stock dividends	$(0.36)	$0.24	$(0.64)	$0.18
Net income (loss) from discontinued operations	(0.06)	0.07	0.17	0.22
Net income (loss) available to common stockholders	$(0.42)	$0.31	$(0.47)	$0.40
Basic weighted average common shares outstanding	50,759,306	49,998,728	50,739,482	49,995,429
Diluted weighted average common shares and common share equivalents outstanding	50,759,306	50,692,846	50,739,482	50,716,953

Other comprehensive income:
Unrealized gain (loss) on available for sale securities and derivative instruments:
Unrealized holding gains (losses) arising during period	$(11,888)	$(106,402)	$107,345	$(76,304)

Other comprehensive income (loss)	(11,888)	(106,402)	107,345	(76,304)

Comprehensive income (loss) attributable to Gramercy Capital Corp.	$(31,599)	$(89,140)	$87,275	$(52,293)

Comprehensive income (loss) attributable to common stockholders	$(33,389)	$(90,930)	$83,695	$(55,873)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Condensed Consolidated Statement of Stockholders’ Equity and Non-controlling Interests

(Unaudited, dollar amounts in thousands)

	Common Stock		Series A Preferred	Additional Paid-In-	Accumulated Other Comprehensive	Retained Earnings / (Accumulated	Total Gramercy Capital	Non-controlling
	Shares	Par Value	Stock	Capital	Income (Loss)	Deficit)	Corp	interest	Total
Balance at December 31, 2011	51,086,266	$50	$85,235	$1,080,600	$(440,939)	$(1,166,279)	$(441,333)	$903	$(440,430)
Net loss	-	-	-			(20,070)	(20,070)		(20,070)
Change in net unrealized loss on derivative instruments	-	-	-		(5,133)	-	(5,133)		(5,133)
Change in unrealized loss on securities available-for-sale	-	-	-		112,478	-	112,478		112,478
Issuance of stock	1,000,000	1	-	2,519		-	2,520		2,520
Issuance of stock - stock purchase plan	10,215	-	-	149		-	149		149
Stock based compensation - fair value	198,842	1	-	1,248		-	1,249		1,249
Dividends accrued on preferred stock	-	-	-	-		(3,580)	(3,580)		(3,580)
Balance at June 30, 2012	52,295,323	$52	$85,235	$1,084,516	$(333,594)	$(1,189,929)	$(353,720)	$903	$(352,817)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollar amounts in thousands)

	Six months ended June 30,
	2012	2011
Operating Activities:
Net income (loss)	$(20,070)	$24,011
Adjustments to net cash provided by operating activities:
Depreciation and amortization	2,695	40,207
Amortization of leasehold interests	-	(1,541)
Amortization of acquired leases to rental revenue	(113)	(31,056)
Amortization of deferred costs	277	4,708
Amortization of discount and other fees	(12,751)	(16,626)
Straight-line rent adjustment	(96)	(4,245)
Non-cash impairment charges	39,713	7,093
Net gain on sale of properties and lease terminations	(11,996)	(2,374)
Equity in net (income) loss of joint ventures	(57)	1,393
Gain on extinguishment of debt	-	(14,526)
Amortization of stock compensation	1,248	502
Provision for loan losses	8,534	36,283
Net realized (gain) loss on loans	108	(17,151)
Changes in operating assets and liabilities:
Restricted cash	8,384	(655)
Tenant and other receivables	(706)	2,045
Accrued interest	1,041	(1,733)
Other assets	301	1,383
Payment of capitalized tenant leasing costs	(67)	(1,096)
Accounts payable, accrued expenses and other liabilities	(5,155)	9,269
Deferred revenue	184	(5,912)
Net cash provided by operating activities	11,474	29,979

Investing Activities:
Capital expenditures and leasehold costs	(1,209)	(2,380)
Deferred investment costs	-	1,891
Proceeds from sale of real estate	37,259	20,491
Proceeds from sale of securities available-for-sale	-	65,584
New loan investment originations and funded commitments	-	(193,763)
Principal collections on investments	111,117	184,457
Investment in commercial mortgage-backed securities	(535)	(17,926)
Distribution received from joint venture	186	854
Payment of deferred investment costs	923	-
Change in accrued interest income	-	42
Sale of marketable investments, net	-	3,623
Change in restricted cash from investing activities	-	9,594
Net cash provided by investing activities	147,741	72,467

Financing Activities:
Repayment of collateralized debt obligations	(123,336)	(54,318)
Repayment of mortgage notes	-	(20,928)
Repurchase of collateralized debt obligations	-	(33,747)
Purchase of interest rate caps	-	(1,182)
Net proceeds from sale of common stock	2,669	-
Deferred financing costs and other liabilities	-	(3,700)
Change in restricted cash from financing activities	(9,704)	(42,468)
Net cash used in financing activities	(130,371)	(156,343)
Net increase (decrease) in cash and cash equivalents	28,844	(53,897)
Cash and cash equivalents at beginning of period	163,725	220,845
Cash and cash equivalents at end of period	$192,569	$166,948

Non-cash activity:
Deferred gain (loss) and other non-cash activity related to derivatives	$(5,133)	$1,500

Supplemental cash flow disclosures:
Interest paid	$25,043	$65,391
Income taxes paid	$3,877	$898

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

1. Business and Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a self-managed, integrated commercial real estate investment and asset management company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. In June 2012, following a strategic review process completed by a special committee of the Company’s Board of Directors, the Company announced it will remain independent and will now focus on deploying the Company's capital into income-producing net leased real estate. The Company’s new investment criteria will focus on single tenant net lease investments with durable credits across a variety of industries in markets across the United States. New investments initially will be funded from existing financial resources. Subsequently, subject to market conditions, the Company expects to seek to raise additional debt and/or equity capital to support further growth. The Company’s legacy commercial real estate finance business, which operates under the name Gramercy Finance, manages approximately $2,000,000 of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities which are financed through three non-recourse collateralized debt obligations, or CDOs. The Company’s legacy property management and investment business, which operates under the name Gramercy Realty, currently manages approximately $2,000,000 of commercial properties leased primarily to regulated financial institutions, and affiliated users throughout the United States. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company’s commercial real estate finance and property management and investment businesses are conducted.

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

 As of June 30, 2012 , Gramercy Finance held loans and other lending investments and CMBS of $1,826,349 net of unamortized fees, discounts, asset sales, reserves for loan losses and other adjustments, with an average spread to 30-day LIBOR of 358 basis points for its floating rate investments, and an average yield of approximately 8.69% for its fixed rate investments. As of June 30, 2012, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, and six interests in real estate acquired through foreclosures.

 As of June 30, 2012, Gramercy Realty’s portfolio consisted of 31 bank branches and 13 office buildings and Gramercy Realty’s consolidated properties aggregated approximately 572 thousand rentable square feet. As of June 30, 2012 and December 31, 2011, the occupancy of Gramercy Realty’s consolidated properties was 41.1% and 39.2%, respectively. In addition to its owned portfolio, Gramercy Realty also manages approximately $2,000,000 of real estate assets that were transferred to affiliates of KBS Real Estate Investment, Inc., or KBS, pursuant to a collateral transfer and settlement agreement, or the Settlement Agreement, executed in September 2011 for an orderly transition of substantially all of Gramercy Realty’s prior assets to affiliates of KBS, Gramercy Realty’s senior mezzanine lender, in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s $549,713 senior and junior mezzanine loans with KBS, Goldman Sachs Mortgage Company, or GSMC, Citicorp North America, Inc., or Citicorp, and SL Green, or the Goldman Mezzanine Loans. The portfolio of transferred properties, or the KBS Portfolio, is comprised of 524 bank branches, 278 office buildings and one land parcel, totaling approximately 20.5 million rentable square feet.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

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

All significant intercompany balances and transactions have been eliminated. Entities which the Company does not control or entities which are VIEs and where the Company is not the primary beneficiary are accounted for as investments in joint ventures or as investments in CMBS.

Variable Interest Entities

The following is a summary of the Company’s involvement with VIEs as of June 30, 2012:

	Company carrying value-assets		Company carrying value-liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Collateralized debt obligations	$1,966,394		$2,536,107	$2,740,740	$2,752,902
Unconsolidated VIEs
CMBS-controlling class	$-	(1)	$-	$601,806	$601,806

(1)	CMBS are assets held by the collateralized debt obligations classified on the Condensed Consolidated Balance Sheets as an Asset of Consolidated VIEs.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

The following is a summary of the Company’s involvement with VIEs as of December 31, 2011:

	Company carrying value-assets		Company carrying value-liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Collateralized debt obligations	$1,990,922		$2,654,109	$2,927,748	$2,880,953
Unconsolidated VIEs
CMBS-controlling class	$-	(1)	$-	$624,592	$624,592

(1)	CMBS are assets held by the collateralized debt obligations classified on the Condensed Consolidated Balance Sheets as an Asset of Consolidated VIEs.

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

The Company is not obligated to provide, nor has it provided, any financial support to these entities. Substantially all of the Company’s securities portfolio, with an original aggregate face amount of $1,215,381, is financed by the Company’s CDOs, and the Company’s exposure to loss is therefore limited to its interests in these consolidated entities described above. The Company has not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, the Company does not directly control the activities that most significantly impact the VIE’s economic performance.

The Company further analyzed its investment in controlling class CMBS to determine if it was the primary beneficiary. At June 30, 2012, the Company owned securities of one controlling non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, with a carrying value of $0. The total par amount of CMBS issued by the Trust was $633,654.

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

The Company’s maximum exposure to loss as a result of its investment in this Trust totaled $0, which equals the book value of this investment as of June 30, 2012.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are both protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity in net loss and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company’s balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of June 30, 2012 and December 31, 2011, the Company had investments of $367 and $496 in a joint venture, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at June 30, 2012 consists of $43,869 on deposit with the trustee of the Company’s CDOs. The remaining balance consists of $91 which represents amounts escrowed pursuant to mortgage agreements securing the Company’s real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Assets Held-for-Sale

Real Estate and CTL Investments Held-for-Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of June 30, 2012 and December 31, 2011, the Company had real estate investments held-for-sale of $10,265 and $42,965, respectively. The Company recorded impairment charges of $2,639 and $2,639 for the three and six months ended June 30, 2012, respectively, and $0 and $561 for the three and six months ended June 30, 2011, respectively, related to real estate investments classified as held-for-sale, which are included in net income (loss) from discontinued operations.

Loans and Other Lending Investments Held-for-Sale

Loans held-for-investment are intended to be held-to-maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, and repayments unless such loan or investment is deemed to be impaired. Loans held-for-sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of June 30, 2012, the Company had one loan and other lending investment designated as held-for-sale of $15,300 and no lending investments designated as held-for-sale as of December 31, 2011. The Company recorded impairment charges of $1,000 for the three and six months ended June 30, 2012 and no impairment charges for the three and six months ended June 30, 2011 related to loans and other lending investments held-for-sale.

Extinguishment of Debt

During the three and six months ended June 30, 2012, the Company did not repurchase notes previously issued by the Company’s CDOs.

During the three and six months ended June 30, 2011, the Company repurchased, at a discount, $37,859 and $48,259, respectively, of notes previously issued by one of the Company’s three CDOs. The Company recorded a net gain on the early extinguishment of debt of $10,870 and $14,526 for the three and six months ended June 30, 2011, respectively, in connection with the repurchase of the notes.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

Commercial Mortgage-Backed Securities

The Company designates its CMBS investments on the date of acquisition of the investment, including the determination of the appropriate accounting model for impairment and revenue recognition based on the Company’s assessment of the risk of loss. The Company classifies the risk of loss as remote or not remote. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Upon the disposition of a CMBS investment designated as available-for-sale, the unrealized gain or loss recognized in accumulated other comprehensive income is reversed. A realized gain or loss is computed by comparing the amortized cost of the CMBS investment sold to the cash proceeds received, and the resultant gain or loss is recorded in other income on the Condensed Consolidated Statement of Comprehensive Income (Loss). Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses and (ii) the amount related to all other factors. The evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including key terms of the securities and the effect of local, industry and broader economic trends. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected and is charged against earnings on the Condensed Consolidated Statement of Comprehensive Income (Loss). The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the Condensed Consolidated Balance Sheet. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

On a quarterly basis, when significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to the net present value of expected cash flows with the resulting charge against earnings and a new cost basis is established, with the difference between the revised present value of cash flows and the security's fair value recognized as a component of other comprehensive loss on the Condensed Consolidated Balance Sheet.

During the three and six months ended June 30, 2012, the Company recorded an other-than-temporary impairments charge of $15,006 and $36,074, respectively, due to adverse changes in expected cash flows related to seven and thirteen CMBS investments as of June 30, 2012. During the three and six months ended June 30, 2011, the Company recorded other-than-temporary impairment charges of $6,037 on one CMBS investment.

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

During the three and six months ended June 30, 2012, the Company sold no CMBS investments. During the three and six months ended June 30, 2011, the Company sold eight CMBS investments for a realized gain of $15,126.

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

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of June 30, 2012 and December 31, 2011 were $283 and $280, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Intangible Assets

As of June 30, 2012 and December 31, 2011, the Company’s intangible assets and acquired lease obligations were comprised of the following:

	June 30, 2012	December 31, 2011
Intangible assets:
In-place leases, net of accumulated amortization of $314 and $1,388	$294	$4,305
Above-market leases, net of accumulated amortization of $33 and $153	73	672
Amounts related to assets held for sale, net of accumulated amortization of $0 and $1,199	-	(4,500)
Total intangible assets	$367	$477

Intangible liabilities:
Below-market leases, net of accumulated amortization of $1,305 and $1,469	$1,789	$3,207
Amounts related to liabilities held for sale, net of accumulated amortization of $0 and $280	-	(1,302)
Total intangible liabilities	$1,789	$1,905

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

June 30, 2012

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

Level III — This level is comprised of financial instruments that have little to no pricing observability as of the reported date. These financial instruments do not have active markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment and assumptions. Instruments that are generally included in this category are derivatives, whole loans, subordinate interests in whole loans, mezzanine loans and CMBS securities.

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

June 30, 2012

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

Finance Investments

Interest income on debt investments, which includes loan and CMBS investments, are recognized over the life of the investments using the effective interest method and recognized on an accrual basis. Depending on the nature of the CMBS investment, changes to expected cash flows may result in a prospective change in yield or a retrospective change which would include a catch up adjustment. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan using the effective interest method.

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

The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and subsequent cash receipts are applied to principal or recognized as income when received. At June 30, 2012, the Company had one whole loan with a carrying value of $51,417, which was classified as a non-performing loan. At December 31, 2011, the Company had one whole loan with a carrying value of $51,417 and two mezzanine loans with an aggregate carrying value of $0, which were classified as non-performing loans.

The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At June 30, 2012, three whole loans with an aggregate carrying value of $38,826, one subordinate interest in a whole loan with a carrying value of $4,000, three mezzanine loans with an aggregate carrying value of $26,651 and two preferred equity investments with an aggregate carrying value of $250 were classified as sub-performing. At December 31, 2011, two whole loans with an aggregate carrying value of $44,555 and one preferred equity investment with a carrying value of $1,295 were classified as sub-performing.

Reserve for Loan Losses

Specific valuation allowances are established for loan losses on loans in instances where it is deemed probable that the Company may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. The reserve is increased through the provision for loan losses on the Condensed Consolidated Statement of Comprehensive Income (Loss) and is decreased by charge-offs when losses are realized through sale, foreclosure, or when significant collection efforts have ceased.

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

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb losses. During the six months ended June 30, 2012, the Company incurred charge-offs totaling $49,659 relating to realized losses on three loan investments. During the year ended December 31, 2011, the Company incurred charge-offs totaling $66,856 relating to realized losses on five loans. The Company maintained a reserve for loan losses of $203,715 against 12 separate investments with an aggregate carrying value of $263,573 as of June 30, 2012, and a reserve for loan losses of $244,840 against 15 separate investments with an aggregate carrying value of $294,083 as of December 31, 2011.

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

June 30, 2012

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

For the three and six months ended June 30, 2012, the Company recorded $2,107 and $3,419 of income tax expense, respectively. For the three and six months ended June 30, 2011, the Company recorded $3 and $73 of income tax expense, respectively. Tax expense is comprised of U.S. federal, state and local taxes primarily attributable to the TRS in which the Company’s real estate management business is conducted.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of June 30, 2012 and December 31, 2011, the Company did not incur any material interest or penalties.

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

June 30, 2012

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

Three investments accounted for approximately 23.3% of the total carrying value of the Company’s loan and other lending investments as of June 30, 2012 compared to three investments which accounted for approximately 21.1% of the total carrying value of the Company’s loan and other lending investments as of December 31, 2011. Four investments accounted for approximately 15.6% and 15.2% of the revenue earned on the Company’s loan and other lending investments for the three and six months ended June 30, 2012, respectively, compared to six investments accounted for approximately 15.6% and 15.5% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2011, respectively. The largest sponsor accounted for approximately 15.9% and 14.1% of the total carrying value of the Company’s loan and other lending investments as of June 30, 2012 and December 31, 2011, respectively. The largest sponsor accounted for approximately 11.4% and 11.0% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2012, respectively, compared to approximately 5.5% and 5.9% of the revenue earned on the Company's loan and other lending investments for the three and six months ended June 30, 2011, respectively.

Recently Issued Accounting Pronouncements

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

In June 2011, the FASB issued updated guidance on comprehensive income which amends GAAP to conform to the disclosure requirements of IFRS. The amendment eliminates the option to present components of other comprehensive income as part of the Statement of Stockholders’ Equity and Non-Controlling Interests and requires a separate Statement of Comprehensive Income or two consecutive statements in the Statement of Operations and in a separate Statement of Comprehensive Income. This guidance also requires the presentation of reclassification adjustments for each component of other comprehensive income on the face of the financial statements rather than in the notes to the financial statements. This guidance was effective as of January 1, 2012, except for the disclosure of reclassification adjustments which was postponed for re-deliberation by the FASB, and its adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

3. Loans and Other Lending Investments

The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company’s loans, other lending investments and CMBS investments as of June 30, 2012 and December 31, 2011, were as follows:

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR (2)
	2012	2011	2012	2011	2012	2011	2012	2011
Whole loans, floating rate	$607,597	$689,685	62.3%	63.8%	-	-	339 bps	331 bps
Whole loans, fixed rate	202,542	202,209	20.8%	18.7%	8.33%	8.35%	-	-
Subordinate interests in whole loans, floating rate	3,710	25,352	0.4%	2.3%	-	-	250 bps	575 bps
Subordinate interests in whole loans, fixed rate	91,209	89,914	9.4%	8.3%	10.51%	10.50%	-	-
Mezzanine loans, floating rate	45,446	46,002	4.7%	4.3%	-	-	894 bps	860 bps
Mezzanine loans, fixed rate	23,659	23,847	2.4%	2.2%	10.34%	10.34%	-	-
Preferred equity, floating rate	250	3,615	0.0%	0.3%	-	-	288 bps	234 bps
Preferred equity, fixed rate	-	1,295	0.0%	0.1%	0.00%	0.00%	-	-
Subtotal/ Weighted average	974,413	1,081,919	100.0%	100.0%	9.10%	9.08%	377 bps	370 bps
CMBS, floating rate	48,313	47,855	5.7%	6.2%	-	-	106 bps	96 bps
CMBS, fixed rate	803,623	727,957	94.3%	93.8%	8.53%	8.22%	-	-
Subtotal/ Weighted average	851,936	775,812	100.0%	100.0%	8.53%	8.22%	106 bps	96 bps
Total	$1,826,349	$1,857,731	100.0%	100.0%	8.69%	8.48%	358 bps	354 bps

(1)	Loans and other lending investments are presented net of unamortized fees, discounts, reserves for loan losses, impairments and other adjustments.
(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR-based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

Whole loans are permanent first mortgage loans with initial terms of up to 15 years. Whole loans are first mortgage liens and senior in interest to subordinate mortgage interests in whole loans, mezzanine loan and preferred equity interests.

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

June 30, 2012

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

A summary of the Company’s loans by risk rating and loan class as of June 30, 2012 and December 31, 2011 are as follows:

	Risk Ratings as of June 30, 2012
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole loans	21	$628,761	$601,781	8	$341,535	$208,358
Subordinate interest in whole loans (1)	3	105,441	87,209	2	7,710	7,710
Mezzanine loans	-	-	-	5	93,168	69,105
Preferred equity	-	-	-	2	54,526	250

Total	24	$734,202	$688,990	17	$496,939	$285,423

(1) Includes one interest-only strip.

	Risk Ratings as of December 31, 2011
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole loans	21	$610,533	$583,405	11	$440,752	$308,491
Subordinate interest in whole loans (1)	5	134,932	115,265	-	-	-
Mezzanine loans	-	-	-	7	128,244	69,848
Preferred equity	-	-	-	3	68,116	4,910

Total	26	$745,465	$698,670	21	$637,112	$383,249

(1) Includes one interest-only strip.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

As of June 30, 2012, the Company’s loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing		Carrying Value		% of Total
2012	10	(1)	$147,412		15.1%
2013	11		260,177		26.7%
2014	7		162,874		16.7%
2015	5		102,596		10.5%
2016	3		125,307		12.9%
Thereafter	5		176,047		18.1%
Total	41		$974,413		100.0%

Weighted-average maturity			2.3	(2)

(1)	Of the loans maturing in 2012, one investment with a carrying value of $30,268 has an extension option, which is subject to performance criteria.
(2)	The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the three and six months ended June 30, 2012 and 2011, the Company’s investment income from loans, other lending investments and CMBS investments, was generated by the following investment types:

	Three months ended June 30, 2012		Three months ended June 30, 2011
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$12,348	34.1%	$12,045	30.3%
Subordinate interests in whole loans	2,437	6.7%	1,849	4.7%
Mezzanine loans	1,872	5.2%	4,621	11.6%
Preferred equity	494	1.4%	667	1.7%
CMBS	19,074	52.6%	20,566	51.7%
Total	$36,225	100.0%	$39,748	100.0%

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$25,512	34.1%	$23,819	29.7%
Subordinate interests in whole loans	5,370	7.2%	3,378	4.2%
Mezzanine loans	3,775	5.0%	10,283	12.8%
Preferred equity	1,074	1.4%	1,388	1.7%
CMBS	39,064	52.3%	41,391	51.6%
Total	$74,795	100.0%	$80,259	100.0%

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

At June 30, 2012 and December 31, 2011, the Company’s loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	June 30, 2012		December 31, 2011
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$247,238	25.5%	$306,428	28.4%
Midwest	222,993	23.0%	220,684	20.4%
West	199,733	20.5%	208,902	19.3%
South	121,074	12.4%	121,531	11.2%
Various (1)	88,068	8.9%	102,982	9.5%
Southwest	34,443	3.5%	63,773	5.9%
Mid-Atlantic	60,864	6.2%	57,619	5.3%
Total	$974,413	100.0%	$1,081,919	100.0%

(1)	Includes interest-only strips.

At June 30, 2012 and December 31, 2011, the Company’s loans and other lending investments, excluding CMBS investments, by property type were as follows:

	June 30, 2012		December 31, 2011
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$473,920	48.7%	$515,751	47.7%
Hotel	239,077	24.5%	240,380	22.2%
Retail	127,480	13.1%	128,055	11.8%
Multifamily	46,826	4.8%	51,065	4.7%
Land - Commercial	26,204	2.7%	84,431	7.8%
Other (1)	24,794	2.5%	24,859	2.3%
Condo	17,975	1.9%	18,041	1.7%
Industrial	14,882	1.5%	15,387	1.4%
Mixed-Use	3,255	0.3%	3,950	0.4%
Total	$974,413	100.0%	$1,081,919	100.0%

(1)	Includes interest-only strips.

The Company recorded provisions for loan losses of $5,989 and $8,534 for the three and six months ended June 30, 2012, respectively. The Company recorded provisions for loan losses of $18,783 and $36,283 for the three and six months ended June 30, 2011, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience, collateral quality by individual asset or category of asset and modifications that resulted in troubled debt restructurings.

For the six months ended June 30, 2012, the Company incurred charge-offs of $49,659 related to realized losses on three loan investments. During the year ended December 31, 2011, the Company incurred charge-offs totaling $66,856 related to five loan investments.

The interest income recognized from impaired loans during the time within the financial statement period that they were impaired or reserved for was $3,500 and $7,369 for the three and six months ended June 30, 2012, respectively. The interest income recognized from impaired loans during the time within the financial statement period that they were impaired or reserved for was $7,019 and $14,525 for the three and six months ended June 30, 2011, respectively.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

Changes in the reserve for loan losses as of June 30, 2012 were as follows:

	Whole loans	Subordinate interests in whole loans	Mezzanine loans	Preferred equity	Total
Reserve for loan losses, December 31, 2011	$144,950	$2,367	$34,114	$63,409	$244,840
Additional provision for loan losses, net of recoveries	4,501	-	-	(1,956)	2,545
Charge-offs	-	-	(34,114)	-	(34,114)
Reserve for loan losses, March 31, 2012	149,451	2,367	-	61,453	213,271
Additional provision for loan losses, net of recoveries	4,000	-	-	1,989	5,989
Charge-offs	(6,500)	-	-	(9,045)	(15,545)
Reserve for loan losses, June 30, 2012	$146,951	$2,367	$-	$54,397	$203,715

Changes in the reserve for loan losses as of June 30, 2011 were as follows:

	Whole loans	Subordinate interests in whole loans	Mezzanine loans	Preferred equity	Total
Reserve for loan losses, December 31, 2010	$126,823	$60,585	$24,708	$51,400	$263,516
Additional provision for loan losses, net of recoveries	15,500	-	-	2,000	17,500
Charge-offs	(403)	-	-	-	(403)
Reserve for loan losses, March 31, 2011	141,920	60,585	24,708	53,400	280,613
Additional provision for loan losses, net of recoveries	953	4,000	13,830	-	18,783
Charge-offs	-	-	-	-	-
Reserve for loan losses, June 30, 2011	$142,873	$64,585	$38,538	$53,400	$299,396

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

As of June 30, 2012 and 2011, the Company’s recorded investments in impaired loans were as follows:

	As of June 30, 2012			For the three months ended June 30, 2012		For the six months ended June 30, 2012
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Recorded Investment Balance (1)	Investment Income Recognized	Average Recorded Investment Balance (1)	Investment Income Recognized
Whole loans	$404,370	$259,684	$146,951	$264,094	$2,633	$267,303	$5,344
Subordinate interests in whole loans	6,007	3,639	2,367	3,609	60	3,577	125
Mezzanine loans	-	-	-	-	-	-	-
Preferred equity	54,526	250	54,397	2,155	494	2,766	1,002

Total	$464,903	$263,573	$203,715	$269,858	$3,187	$273,646	$6,471

(1) Represents the average of the month end balances for the three and six months ended June 30, 2012.

	As of June 30, 2011			For the three months ended June 30, 2011		For the six months ended June 30, 2011
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Recorded Investment Balance (1)	Investment Income Recognized	Average Recorded Investment Balance (1)	Investment Income Recognized
Whole loans	$491,796	$351,611	$142,873	$352,468	$4,240	$365,170	$9,084
Subordinate interests in whole loans	70,987	6,401	64,585	9,388	177	9,806	234
Mezzanine loans	103,312	45,095	38,538	54,877	1,935	55,871	4,748
Preferred equity	60,716	7,514	53,400	7,511	667	8,359	1,388

Total	$726,811	$410,621	$299,396	$424,244	$7,019	$439,206	$15,454

(1) Represents the average of the month end balances for the three and six months ended June 30, 2011.

 Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

During the six months ended June 30, 2012, the Company modified three loans which were considered troubled debt restructurings. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, and where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. The Company reduced the interest rate on all of these loans by a combined weighted average of 0.4% and extended all of the loans by a combined weighted average of 0.8 years. As of June 30, 2012, the Company had no unfunded commitments on modified loans considered troubled debt restructurings.

These loans were modified to increase the total recovery of the combined principal and interest from the loan. Any loan modification is predicated upon a goal of maximizing the collection of the loan. The Company believes that the borrowers can perform under the new terms and therefore none of the loans which were modified and considered to be troubled debt restructurings were classified as non-performing as of June 30, 2012.

The Company’s troubled debt restructurings for the six months ended June 30, 2012 were as follows:

	As of June 30, 2012
	Number of Investments	Pre-modification Unpaid Principal Balance (1)	Post-modification Unpaid Principal Balance (2)
Whole loans	3	$146,161	$146,161
Subordinate interests in whole loans	-	-	-
Mezzanine loans	-	-	-
Preferred equity	-	-	-

Total	3	$146,161	$146,161

(1) Unpaid principal balance as of the last modification, but before any paydowns, not including payment-in-kind.
(2) This represents the unpaid principal balance of the loan for the quarter end following the modification.

The Company’s troubled debt restructurings for the six months ended June 30, 2011 were as follows:

	As of June 30, 2011
	Number of Investments	Pre-modification Unpaid Principal Balance (1)	Post-modification Unpaid Principal Balance (2)
Whole loans	1	$48,983	$48,983
Subordinate interests in whole loans	-	-	-
Mezzanine loans	-	-	-
Preferred equity	-	-	-

Total	1	$48,983	$48,983

(1) Unpaid principal balance as of the last modification, but before any paydowns, not including payment-in-kind.
(2) This represents the unpaid principal balance of the loan for the quarter end following the modification.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

As of June 30, 2012 and December 31, 2011, the Company’s non-performing loans by class were as follows:

	As of June 30, 2012
	Number of Investments	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Whole loans	1	$51,417	$-	$51,417
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	-	-	-	-
Preferred equity	-	-	-	-

Total	1	$51,417	$-	$51,417

	As of December 31, 2011
	Number of Investments	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Whole loans	1	$51,417	$-	$51,417
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	2	-	-	-
Preferred equity	-	-	-	-

Total	3	$51,417	$-	$51,417

The following is a summary of the Company’s CMBS investments at June 30, 2012:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss

Floating rate CMBS	3	$52,593	$51,073	$48,313	$-	$(2,760)
Fixed rate CMBS	109	1,162,788	947,222	803,623	66,461	(210,060)
Total	112	$1,215,381	$998,295	$851,936	$66,461	$(212,820)

The following is a summary of the Company’s CMBS investments at December 31, 2011:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss

Floating rate CMBS	3	$53,500	$51,848	$47,855	$-	$(3,993)
Fixed rate CMBS	108	1,185,777	982,801	727,957	44,115	(298,959)
Total	111	$1,239,277	$1,034,649	$775,812	$44,115	$(302,952)

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

The following table shows the Company’s estimated fair value, unrealized losses, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012:

	Less than 12 Months		12 Months or More		Total
Description	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Floating rate CMBS	$-	$-	$48,313	$(2,760)	$48,313	$(2,760)
Fixed rate CMBS	14,698	(5,649)	510,123	(204,411)	524,821	(210,060)
Total temporarily impaired securities	$14,698	$(5,649)	$558,436	$(207,171)	$573,134	$(212,820)

The Company performed an assessment of all of its CMBS investments that are in an unrealized loss position (when a CMBS investment’s amortized costs basis, including the effect of other-than-temporary impairments, exceeds its fair value) and determined the following:

				Unrealized losses
	Number of Investments	Fair Value	Amortized Cost Basis	Credit(1)	Non-Credit
CMBS investments the Company intends to sell	-	$-	$-	$-	$-
CMBS investments the Company is more likely than not to be required to sell	-	-	-	-	-
CMBS investments the Company has no intent to sell and is not more likely than not to be required to sell:
Credit impaired CMBS investments	8	61,098	95,683	24,957	(34,585)
Non credit impaired CMBS investments	53	512,036	690,271	-	(178,235)
Total CMBS investments in an unrealized loss position	61	$573,134	$785,954	$24,957	$(212,820)

(1)   Credit losses are recognized as other-than-temporary impairments on the Condensed Consolidated  Statement of Comprehensive Income (Loss).

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

The following table summarizes the activity related to credit losses on CMBS investments for the six months ended June 30, 2012:

Balance as of December 31, 2011 of credit losses on CMBS investments for which a portion of an other-than-temporary impairment, was recognized in other comprehensive income	$38,363
Additions to credit losses:
On securities for which an other-than-temporary impairment was not previously recognized	14,729
On securities for which an other-than-temporary impairment was previously recognized and a portion of an other-than-temporary impairment was recognized in other comprehensive income	16,883
On securities for which an other-than-temporary impairment was previously recognized without any portion of other-than-temporary impairment recognized in other comprehensive income	4,462
Reduction for credit losses:
On CMBS investments for which no other-than-temporary impairment was recognized in other comprehensive income at current measurement date	-
On CMBS investments sold during the period	-
On securities charged off during the period	(10,226)
For increases in cash flows expected to be collected that are recognized over the remaining life of the CMBS investments	-
Balance as of June 30, 2012 of credit losses on CMBS investments for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$64,211

As of June 30, 2012, the Company’s CMBS investments had the following maturity characteristics:

Maturity	Number of Investments Maturing	Amortized Cost	Percent of Amortized Cost	Fair Value	Percent of Fair Value
Less than 1 year	2	$47,593	4.8%	$45,213	5.3%
1 - 5 years	96	874,442	87.6%	729,397	85.6%
5 - 10 years	14	76,260	7.6%	77,326	9.1%
Total	112	$998,295	100.0%	$851,936	100.0%

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

The following is a summary of the underlying credit ratings of the Company’s CMBS investments at June 30, 2012 and December 31, 2011 (for split-rated securities, the higher rating was used):

	June 30, 2012		December 31, 2011
	Carrying Value	Percentage	Carrying Value	Percentage
Investment grade:
AAA	$94,166	11.1%	$97,550	12.6%
AA+	45,213	5.3%	-	0.0%
AA	34,670	4.1%	30,841	4.0%
AA-	1,965	0.2%	27,436	3.5%
A+	46	0.0%	58,400	7.5%
A	14,602	1.7%	13,094	1.7%
A-	28,429	3.3%	-	0.0%
BBB+	34,729	4.1%	37,498	4.8%
BBB	53,053	6.2%	52,523	6.8%
BBB-	133,527	15.6%	126,771	16.3%
Total investment grade	440,400	51.6%	444,113	57.2%

Non-investment grade:
BB+	7,600	0.9%	24,696	3.2%
BB	89,270	10.5%	53,579	6.9%
BB-	21,931	2.6%	12,700	1.6%
B+	41,123	4.8%	54,076	7.0%
B	111,254	13.1%	103,764	13.4%
B-	60,113	7.1%	35,348	4.6%
CCC+	27,257	3.2%	27,840	3.6%
CCC	45,600	5.4%	14,499	1.9%
CCC-	4,323	0.5%	3,172	0.4%
CC	2,750	0.3%	-	0.0%
C	315	0.0%	2,025	0.2%
Total non-investment grade	411,536	48.4%	331,699	42.8%

Total	$851,936	100.0%	$775,812	100.0%

The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. The Company’s unrealized losses are primarily the result of market factors other than credit impairment. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there has been an adverse change in expected cash flows related to credit losses for seven CMBS investments. Therefore, the Company recognized an other-than-temporary impairment of $15,006 and $36,074 during the three and six months ended June 30, 2012, respectively, that was recorded in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). The Company recognized an other-than-temporary impairment of $6,037 during the three and six months ended June 30, 2011. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans, (ii) current subordination levels for individual loans which serve as collateral under the Company’s securities, and (iii) current subordination levels for the securities themselves. The Company’s assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company’s expectation to recover book value, is the basis for its conclusion the remainder of these investments are not other-than-temporarily impaired, despite the difference between the carrying value and the fair value. The Company has considered rating downgrades in its evaluation and apart from the seven bonds noted above, believes that the book value of its CMBS investments is recoverable at June 30, 2012. The Company attributes the current difference between carrying value and market value to current market conditions including a decrease in demand for structured financial products and commercial real estate.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

The Company has concluded that it does not intend to sell these securities and it is not likely it will be required to sell the securities before recovering the amortized cost basis. During the three and six months ended June 30, 2012, the Company did not sell any CMBS securities.

In connection with a preferred equity investment which was repaid in October 2006, the Company has guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company was previously a preferred equity investor, in the event of a borrower default under such loan. The loan matures in 2012. This guarantee in the event of a borrower default under such loan is considered to be an off-balance-sheet arrangement and will survive until the repayment of the first mortgage loan. As compensation, the Company received a credit enhancement fee of $125 from the borrower, which is recognized as the fair value of the guarantee and has been recorded on the Condensed Consolidated Balance Sheet as a liability. The liability is amortized over the life of the guarantee using the straight-line method and corresponding fee income is recorded. The Company’s maximum exposure under this guarantee is approximately $1,331 and $1,343 as of June 30, 2012 and December 31, 2011, respectively. Under the terms of the guarantee, the investment sponsor is required to reimburse the Company for the entire amount paid under the guarantee until the guarantee expires.

4. Dispositions and Assets Held-for-Sale

In September 2011, the Company entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Realty’s assets to KBS, Gramercy Realty’s senior mezzanine lender, in full satisfaction of Gramercy Realty’s obligations with respect to the Goldman Mezzanine Loans.

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

During the three and six months ended June 30, 2012, the Company sold eleven and fifteen properties, respectively, for net sales proceeds of $1,978 and $37,259, respectively. During the three and six months ended June 30, 2011, the Company sold or disposed of two and five properties, respectively, for net sale proceeds of $2,223 and $20,491, respectively. The sales transactions resulted in gains totaling $53 and $11,996 for the three and six months ended June 30, 2012, respectively. The sales transactions resulted in gains totaling $1,437 and $2,374 for the three and six months ended June 30, 2011, respectively. The following tables breaks out the property sales by business segment:

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
	Number of Properties	Net Sale Proceeds	Gains	Number of Properties	Net Sale Proceeds	Gains

Finance	-	$-	$-	3	$33,082	$9,904
Realty	11	1,978	53	12	4,177	2,092
Total	11	$1,978	$53	15	$37,259	$11,996

	For the three months ended June 30, 2011			For the six months ended June 30, 2011
	Number of Properties	Net Sale Proceeds	Gains	Number of Properties	Net Sale Proceeds	Gains
Finance	-	$-	$-	1	$17,740	$937
Realty	2	2,223	1,437	4	2,751	1,437
Total	2	$2,223	$1,437	5	$20,491	$2,374

The Company separately classifies properties held-for-sale in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Comprehensive Income (Loss). In the normal course of business the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held-for-sale or classify a property that was designated as held-for-sale back to held-for-investment. As of June 30, 2012 and December 31, 2011, the Company did not reclassify any properties previously identified as held-for-sale to held-for-investment.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

The Company classified one property and one loan and other lending investment as held-for-sale as of June 30, 2012 and December 31, 2011. The following table summarizes information for these properties:

	June 30, 2012	December 31, 2011
Assets held-for-sale:
Real estate investments, at cost:
Land	$9,911	$14,430
Building and improvement	124	15,717
Total real estate investments, at cost	10,035	30,147
Less: accumulated depreciation	(21)	(498)
Real estate investments held-for-sale, net	10,014	29,649
Accrued interest and receivables	22	244
Acquired lease assets, net of accumulated amortization	-	4,500
Deferred costs	-	60
Other assets	229	8,512
Total assets held-for-sale	$10,265	$42,965

Liabilities related to assets held-for-sale:
Accrued expenses	$134	$386
Deferred revenue	21	20
Below market lease liabilities, net of accumulated amortization	-	1,302
Total liabilities related to assets held-for-sale	$155	$1,708
Net assets held-for-sale	$10,110	$41,257

The following operating results of the assets held-for-sale as of June 30, 2012 and the assets sold during the six months ended June 30, 2012 and 2011, are included in discontinued operations for all periods presented:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating Results:
Revenues	$328	$66,492	$789	$139,056
Operating expenses	(3,216)	(44,656)	(4,209)	(91,398)
Marketing, general and administrative	(1)	(681)	(1)	(582)
Depreciation and amortization	(25)	(18,341)	(58)	(36,927)
Equity in net income from unconsolidated joint venture	-	(737)	-	(1,454)
Net income (loss) from operations	(2,914)	2,077	(3,479)	8,695
Net gains from disposals	53	1,437	11,996	2,374
Net income (loss) from discontiued operations	$(2,861)	$3,514	$8,517	$11,069

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

5. Investments in Joint Ventures

At June 30, 2012 and December 31, 2011, the carrying value of the Company’s joint venture investment was as follows:

		Carrying Value
	Ownership Interest	June 30, 2012	December 31, 2011
200 Franklin Square Drive, Somerset, New Jersey	25.0%	$367	$496

For the three and six months ended June 30, 2012 and 2011, the Company’s pro rata share of net income (loss) of the joint ventures were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
200 Franklin Square Drive, Somerset, New Jersey	$29	$31	$57	$61
Citizens Portfolio (1)	-	(737)	-	(1,454)
Total before discontinued operations	29	(706)	57	(1,393)
Less discontinued operations	-	737	-	1,454
Total	$29	$31	$57	$61

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

June 30, 2012

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

The Company’s loans and other investments serve as collateral for the Company’s CDO securities, and the income generated from these investments is used to fund interest obligations of the Company’s CDO securities and the remaining income, if any, is retained by the Company. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained in its CDOs and to receive the subordinate collateral management fee earned. If some or all of the Company’s CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and the Company may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of July 2012, the most recent distribution date, the Company’s 2006 CDO was in compliance with interest coverage and asset overcollateralization covenants, however the compliance margins were narrow and very small declines in collateral performance and credit metrics from one or more assets could cause the CDO to fall out of compliance. The Company’s 2005 CDO failed its overcollateralization test at the July 2012 distribution date and previously failed its overcollateralization tests at the October 2011, April 2011 and January 2011 distribution dates. The Company’s 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date and it is unlikely that the 2007 CDO’s overcollateralization tests will be satisfied in the foreseeable future. The Company will likely fail the overcollaterization test for the 2005 CDO and the 2006 CDO at the October 2012 distribution date.

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

During the three and six months ended June 30, 2012, the Company did not repurchase notes previously issued by the Company’s CDOs. During the three and six months ended June 30, 2011, the Company repurchased, at a discount, $37,859 and $48,259, respectively, of notes previously issued by one of its three CDOs. The Company recorded a net gain on the early extinguishment of debt of $10,870 and $14,526 for the three and six months ended June 30, 2011, respectively, in connection with the repurchase of the notes.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

7. Related Party Transactions

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is a director of the Company. An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors. For the three and six months ended June 30, 2012, the Company incurred no expenses pursuant to the special servicing arrangement. For the three and six months ended June 30, 2011, the Company incurred expenses of $42 and $83, respectively, pursuant to the special servicing arrangement.

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises are leased on a co-terminus basis with the remainder of its leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. On June 25, 2012, the lease was amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remain unchanged, except the Company now has the right to cancel the lease with 90 days notice. For the three and six months ended June 30, 2012, the Company paid $77 and $173 under this lease, respectively. For the three and six months ended June 30, 2011, the Company paid $77 and $154 under this lease, respectively.

In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, the Company participated 50% of the Company’s interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, the Company subsequently purchased from an affiliate of SL Green, its full participation in the senior mezzanine loan at a discount. In September 2011, a portion of the subsequently purchased mezzanine loan was converted to preferred equity. As of June 30, 2012 and December 31, 2011, the original loan has a book value of $125 and $250, respectively, and the subsequently purchased mezzanine loan has a book value of $8,096 and $7,337, respectively, and the preferred equity investment has a book value of $125 and $3,365, respectively.

In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in an $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, the Company purchased the remaining 50% interest in the loan from an SL Green affiliate for a discount of $9,420. As of June 30, 2012 and December 31, 2011, the loan has a book value of approximately $19,427 and $19,419, respectively.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

8. Fair Value of Financial Instruments

The Company discloses fair value information about financial instruments, whether or not recognized in the Condensed Consolidated Financial Statements, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows based upon market yields or by using other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

The following table presents the carrying value in the financial statements and approximate fair value of other financial instruments at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets: (1)
Lending investments	$974,413	$960,969	$1,081,919	$1,060,646
CMBS	$851,936	$851,936	$775,812	$775,812
Derivative instruments	$341	$341	$919	$919
Financial liabilities: (1)
Collateralized debt obligations	$2,346,003	$1,491,652	$2,468,810	$1,509,907
Derivative instruments	$180,753	$180,753	$175,915	$175,915

(1) Financial assets and financial liabilities are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.

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

CMBS:   These investments are presented in the Condensed Consolidated Financial Statements at fair value. The fair values were based upon valuations obtained from dealers of those securities, third-party pricing services, and internal models.

Collateralized debt obligations:   These obligations are presented in the Condensed Consolidated Financial Statements on the basis of proceeds received at issuance and not at fair value. The fair value was estimated based upon the amount at which similarly placed financial instruments would be valued today.

Derivative instruments:   The Company’s derivative instruments, which are primarily comprised of interest rate swap agreements, are carried at fair value in the Condensed Consolidated Financial Statements based upon third-party valuations.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at June 30, 2012 and December 31, 2011. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2012 and December 31, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

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

At June 30, 2012	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$341	$-	$-	$341
Interest rate swaps	-	-	-	-
	$341	$-	$-	$341

CMBS:
Investment grade	$440,400	$-	$-	$440,400
Non-investment grade	411,536	-	-	411,536
	$851,936	$-	$-	$851,936

Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	180,753	-	-	180,753
	$180,753	$-	$-	$180,753

At December 31, 2011	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$919	$-	$-	$919
Interest rate swaps	-	-	-	-
	$919	$-	$-	$919

CMBS:
Investment grade	$444,113	$-	$-	$444,113
Non-investment grade	331,699	-	-	331,699
	$775,812	$-	$-	$775,812

Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	175,915	-	-	175,915
	$175,915	$-	$-	$175,915

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

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

Total losses from derivatives for the three and six months ended June 30, 2012 are $4,263 and $5,133, respectively, and are included in Accumulated Other Comprehensive Loss. During the six months ended June 30, 2012, the Company did not enter into any interest rate caps.

CMBS:    CMBS securities are generally valued on a recurring basis by (i) obtaining assessments from third-party dealers who primarily use market-based inputs such as changes in interest rates and credit spreads, along with recent comparable trade data; (ii) pricing services who use a combination of market-based inputs along with unobservable inputs that require significant judgment, such as assumptions on the underlying loans regarding net property operating income, capitalization rates, debt service coverage ratios and loan-to-value default thresholds, timing of workouts and recoveries, and loan loss severities;  and (iii) in limited cases where such assessments are unavailable or, in the opinion of management, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates.  The Company uses all data points obtained, including comparable trades completed by the Company or available in the market place in determining its fair value of CMBS. Pricing service models and the Company’s internal models are designed to replicate a market view of the underlying collateral, however, the models are most sensitive to the unobservable inputs such as timing of loan defaults and severity of loan losses and significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs, would result in a significantly lower (higher) fair value measurement. Due to significant management judgment and assumptions regarding unobservable inputs into the determination of fair value, the Company has designated its CMBS securities as Level III.

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	CMBS - Investment Grade	CMBS -Non- Investment Grade	Derivative Instruments

Balance as of December 31, 2011	$444,113	$331,699	$919
Transfers from securites held to maturity	-	-	-
Purchases of CMBS investments	535	-	-
Change in CMBS investment status	(40,054)	40,054	-
Purchases of derivative investments	-	-	-
Amortization of discounts or premiums	4,350	2,111	-
Proceeds from CMBS principal repayments	(7,276)	-	-
Adjustments to fair value:
Included in other comprehensive income	38,732	73,746	(578)
Gain (loss) from sales of CMBS investments	-	-	-
Other-than-temporary impairments	-	(36,074)	-
Balance as of June 30, 2012	$440,400	$411,536	$341

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

The following table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments - Interest Rate Swaps

Balance as of December 31, 2011	$175,915
Purchases of derivative investments	-
Adjustments to fair value:
Unrealized loss	4,838

Balance as of June 30, 2012	$180,753

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for loan losses. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the six months ended June 30, 2012:

At June 30, 2012	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:
Whole loans	$35,505	$-	$-	$35,505
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	-	-	-	-
Preferred equity	250	-	-	250
	$35,755	$-	$-	$35,755

At December 31, 2011	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:
Whole loans	$132,261	$-	$-	$132,261
Subordinate interests in whole loans	3,514	-	-	3,514
Mezzanine loans	-	-	-	-
Preferred equity	4,910	-	-	4,910
	$140,685	$-	$-	$140,685

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

The total change in fair value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and June 30, 2011 were $5,989 and $8,534 and $18,783 and $36,283 respectively.

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

9. Stockholders’ Equity

The Company’s authorized capital stock consists of 125.0 million shares, $0.001 par value, of which the Company has authorized the issuance of up to 100.0 million shares of common stock, $0.001 par value per share, and 25.0 million shares of preferred stock, par value $0.001 per share. As of June 30, 2012, 52,295,323 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

In connection with Mr. Gordon F. DuGan’s agreement to serve as the Company’s Chief Executive Officer, on June 7, 2012, Mr. DuGan also agreed to purchase 1,000,000 shares of the Company’s common stock from the Company on June 29, 2012 for an aggregate purchase price of $2,520,000 or, $2.52 per share. The per share purchase price was equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date Mr. DuGan entered into the subscription agreement with the Company to purchase such shares of common stock. The issuance of such shares of common stock was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.

Preferred Stock

Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As a result, the Company accrued dividends for over six quarters, which pursuant to the terms of its charter, permitted the Series A preferred stockholders to elect an additional director to our board of directors, William H. Lenehan, to serve until the 2012 annual meeting of stockholders, special meeting held in lieu thereof or his successor is elected and qualifies; provided, however, that the term of such director will automatically terminate if and when all arrears in dividends on the Series A preferred stock then outstanding are paid and full dividends thereon for the then current quarterly dividend period have been paid or declared and set apart for payment. As of June 30, 2012 and December 31, 2011, the Company accrued Series A preferred stock dividends of $26,857 and $23,276, respectively.

 Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

Earnings per Share

For the three six months ended June 30, 2012 and 2011, basic EPS was determined by dividing net income (loss) allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. For the three and six months ended June 30, 2012, the Company had 541,667 weighted average unvested restricted shares outstanding.   The restricted stock grants awarded under the Equity Incentive Plan, as described in Note 14 of the Company’s 2011 Annual Report on Form 10-K, are excluded from the basic EPS calculation, as these shares are not participating securities.

EPS for the three and six months ended June 30, 2012 and 2011 are computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator - Income (loss):
Net income (loss) from continuing operations	$(16,850)	$13,748	$(28,587)	$12,942
Net income (loss) from discontinued operations	(2,861)	3,514	8,517	11,069
Net income (loss)	(19,711)	17,262	(20,070)	24,011
Accrued preferred stock dividends	(1,790)	(1,790)	(3,580)	(3,580)
Numerator for basic income per share - net income (loss) available to common stockholders:	(21,501)	15,472	(23,650)	20,431
Effect of dilutive securities	-	-	-	-
Diluted earnings:
Net income (loss) available to common stockholders	$(21,501)	$15,472	$(23,650)	$20,431
Denominator-Weighted average shares:
Weighted average shares outstanding	51,300,973	49,998,728	51,281,149	49,995,429
Less: Unvested restricted shares	(541,667)	-	(541,667)	-
Denominator for basic income per share	50,759,306	49,998,728	50,739,482	49,995,429
Effect of dilutive securities:
Stock based compensation plans	-	233,885	-	261,291
Phantom stock units	-	460,233	-	460,233
Denominator for diluted income per share	50,759,306	50,692,846	50,739,482	50,716,953

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the three months ended June 30, 2012, 15,352 share options and 551,615 phantom stock units, respectively, and for the six months ended June 30, 2012, 15,849 share options and 551,615 phantom stock units, respectively, were computed using the treasury share method, which due to the net loss, were anti-dilutive.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of June 30, 2012 and December 31, 2011 are comprised of the following:

	June 30, 2012	December 31, 2011
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	$(187,235)	$(182,102)
Net unrealized loss on available-for-sale securities	(146,359)	(258,837)
Total accumulated other comprehensive loss	$(333,594)	$(440,939)

 Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

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

The Company and certain of its subsidiaries are also named as defendants in an action filed in November 2008 in New York Supreme Court, New York County, by a former consultant alleging breach of contract and other claims and seeking to recover certain payments alleged to be due under a now-terminated consulting arrangement between the company and the consultant. In July 2012, the Company settled the claim for $885, which was fully accrued for as of June 30, 2012.

The Company’s corporate offices at 420 Lexington Avenue, New York, New York are subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises are leased on a co-terminus basis with the remainder of the Company’s leased premises and carries rents of approximately $103 per annum during the initial lease year and $123 per annum during the final lease year. On June 25, 2012, the lease was amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remain unchanged, except the Company now has the right to cancel the lease with 90 days notice.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

As of June 30, 2012, the Company has a ground lease with an expiration date extending through 2016. These lease obligations generally contain rent increases and renewal options.

Future minimum lease payments under cancelable and non-cancelable operating leases as of June 30, 2012 are as follows:

Operating Leases
2012 (July to December)	$132
2013	49
2014	30
2015	30
2016	3
Thereafter	-
Total minimum lease payments	$244

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

11. Financial Instruments: Derivatives and Hedging

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheets at fair value. The valuation of the derivatives is based upon observable and unobservable inputs including the credit valuation adjustments. The calculation of the credit valuation adjustment, which is a measure of counterparty credit risk, is based upon net counterparty exposure. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at June 30, 2012. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Cap	3 month LIBOR	$38,500	6.00%	Jul-10	Jul-13	$-
Interest Rate Cap	1 month LIBOR	24,000	5.00%	Jul-11	Aug-14	1
		62,500				1

Assets of Consolidated VIEs:
Interest Rate Cap	3 month LIBOR	10,501	4.73%	Dec-10	Feb-15	2
Interest Rate Cap	3 month LIBOR	8,877	5.04%	Oct-10	Feb-16	6
Interest Rate Cap	3 month LIBOR	47,000	7.95%	Jun-11	Feb-17	49
Interest Rate Cap	3 month LIBOR	12,300	7.95%	Jul-11	Feb-17	13
Interest Rate Cap	3 month LIBOR	23,000	4.96%	Jun-10	Apr-17	28
Interest Rate Cap	3 month LIBOR	48,945	4.80%	Mar-10	Jul-17	126
Interest Rate Cap	3 month LIBOR	49,620	4.92%	Jun-11	Jul-17	116
		200,243				340
Liabilities of Consolidated VIEs:
Interest Rate Swap	3 month LIBOR	4,700	3.17%	Apr-08	Apr-12	-
Interest Rate Swap	3 month LIBOR	10,000	3.92%	Oct-08	Oct-13	(443)
Interest Rate Swap	3 month LIBOR	17,500	3.92%	Oct-08	Oct-13	(775)
Interest Rate Swap	1 month LIBOR	8,722	4.26%	Aug-08	Jan-15	(810)
Interest Rate Swap	3 month LIBOR	14,650	4.43%	Nov-07	Jul-15	(1,627)
Interest Rate Swap	3 month LIBOR	24,143	5.11%	Feb-08	Jan-17	(4,302)
Interest Rate Swap	3 month LIBOR	278,651	5.41%	Aug-07	May-17	(37,554)
Interest Rate Swap	3 month LIBOR	16,412	5.20%	Feb-08	May-17	(3,165)
Interest Rate Swap	3 month LIBOR	699,443	5.33%	Aug-07	Jan-18	(132,077)
		1,074,221				(180,753)
Total		$1,336,964				$(180,412)

The Company is hedging exposure to variability in future interest payments on its debt facilities. At June 30, 2012, derivative instruments were reported at their fair value as a net liability of $180,412. Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Loss of $5,133, which includes the amortization of gain or (loss) on terminated hedges of $100 for the three months ended June 30, 2012. The Company anticipates recognizing approximately $395 in amortization over the next 12 months.

For the three and six months ended June 30, 2012, the Company recognized a charge of $55 and $101, respectively, attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all but two of the derivative instruments are designated as cash flow hedging instruments. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

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

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay dividend to common stockholders. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for fifteen quarters as of June 30, 2012. In accordance with the provisions of the Company’s charter, the Company may not pay any dividends on its common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

For the three and six months ended June 30, 2012, the Company recorded $2,107 and $3,149 of income tax expense, respectively. For the three and six months ended June 30, 2011, the Company recorded $3 and $73 of income tax expense, respectively. Tax expense for the three and six months ended June 30, 2012 and 2011 is comprised of U.S. federal, state and local taxes primarily attributable to the TRS in which the Company’s real estate management business is conducted.

13. Segment Reporting

The Company has determined that it has two reportable operating segments: Finance and Realty. The reportable segments were determined based on the management approach, which looks to the Company’s internal organizational structure. These two lines of business require different support infrastructures.

The Finance segment includes all of the Company’s activities related to portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, CMBS and other real estate related securities. The Finance segment primarily generates revenues from interest income on loans, other lending investments and CMBS owned in the Company’s CDOs.

The Realty segment includes substantially all of the Company’s activities related to asset management and investment of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. The Realty segment generates revenues from fee income related to the asset management services agreement for the KBS Portfolio and generates rental revenues from properties owned by the Company.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

The Company evaluates performance based on the following financial measures for each segment:

	Finance	Realty	Corporate/ Other(1)	Total Company
Three months ended June 30, 2012
Total revenues	$18,732	$10,136	$-	$28,868
Equity in net income from joint ventures	29	-	-	29
Total operating expense (2)	(25,163)	(8,656)	(11,928)	(45,747)
Net income (loss) from continuing operations (3)	$(6,402)	$1,480	$(11,928)	$(16,850)

	Finance	Realty	Corporate/ Other(1)	Total Company
Three months ended June 30, 2011
Total revenues	$38,199	$1,802	$-	$40,001
Equity in net income from joint ventures	31	-	-	31
Total operating expense (2)	(15,671)	(3,431)	(7,182)	(26,284)
Net income (loss) from continuing operations (3)	$22,559	$(1,629)	$(7,182)	$13,748

	Finance	Realty	Corporate/ Other(1)	Total Company
Six months ended June 30, 2012
Total revenues	$40,459	$18,997	$-	$59,456
Equity in net income from joint ventures	57	-	-	57
Total operating expense (2)	(52,994)	(16,477)	(18,629)	(88,100)
Net income (loss) from continuing operations (3)	$(12,478)	$2,520	$(18,629)	$(28,587)

	Finance	Realty	Corporate/ Other(1)	Total Company
Six months ended June 30, 2011
Total revenues	$61,943	$3,704	$-	$65,647
Equity in net income from joint ventures	61	-	-	61
Total operating expense (2)	(31,823)	(7,410)	(13,533)	(52,766)
Net income (loss) from continuing operations (3)	$30,181	$(3,706)	$(13,533)	$12,942

Total Assets:
June 30, 2012	$3,017,742	$37,806	$(832,538)	$2,223,010
December 31, 2011	$3,117,008	$40,040	$(898,718)	$2,258,330

(1)	Corporate / Other represents all corporate level items, including general and administrative expenses and any intercompany elimination necessary to reconcile to the consolidated Company totals.

(2)	Total operating expense includes provision for loan losses for the Finance business and operating costs on commercial property assets for the Realty business, and loss on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $312 and $608 and $292 and $607 for the three and six months ended June 30, 2012 and 2011, respectively, is included in the amounts presented above.

(3)	Net income (loss) represents income before provision for taxes, minority interest and discontinued operations.

 Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2012

14. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the six months ended June 30, 2012 and 2011:

	2012	2011
Deferred losses and other non-cash activity related to derivatives	$(5,133)	$1,500

Change in unrealized gain (loss) on CMBS investments	$112,478	$(77,804)

15. Subsequent Events

In July 2012, the Company completed the foreclosure of the collateral consisting of approximately 280 acres of land located in San Jose, California primarily intended for commercial development, which secured a first mortgage loan. As of June 30, 2012, the first mortgage loan was classified as sub-performing and had an original unpaid principal balance of $70,394 and a carrying value net of loan loss reserves of $15,027.

In connection with the hiring of Gordon F. DuGan, Benjamin Harris, and Nicholas L. Pell, who joined the Company on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively, the Company has granted equity awards to these new executives pursuant to a newly adopted outperformance plan, or the 2012 Outperformance Plan.   Pursuant to the 2012 Outperformance Plan, these executives, in the aggregate, may earn up to $20,000 of LTIP Units based on the Company’s common stock price appreciation over a four-year performance period ending June 30, 2016. The amount of LTIP Units earned under the 2012 Outperformance Plan will range from $4,000 if the Company’s common stock price equals a minimum hurdle of $5.00 per share (less any dividends paid during the performance period) to $20,000 if the Company’s common stock price equals or exceeds $9.00 per share (less any dividends paid during the performance period) at the end of the performance period. The executives will not earn any LTIP Units under the 2012 Outperformance Plan to the extent that the Company’s common stock price is less than the minimum hurdle.

Messrs. DuGan, Harris and Pell were granted awards under the 2012 Outperformance Plan pursuant to which they may earn up to $10,000, $6,000 and $4,000 of LTIP Units, respectively.

During the performance period, the executives may earn up to 12%, 24% and 36% of the maximum amount under the 2012 Outperformance Plan at the end of the first, second and third years, respectively, of the performance period if the Company’s common stock price has equaled or exceeded the stock price hurdles as of the end of such years. If the minimum stock price hurdle is met as of the end of any such year, the actual amount earned will range on a sliding scale from 20% of the maximum amount that may be earned as of such date (at the minimum stock price hurdle) to 100% of the maximum amount that may be earned as of such date (at the maximum stock price hurdle). Any LTIP Units earned under the 2012 Outperformance Plan will remain subject to vesting, with 50% of any LTIP Units earned vesting on June 30, 2016 and the remaining 50% vesting on June 30, 2017 based, in each case, on continued employment through the vesting date.

Upon the occurrence of a Change-in-Control at any time prior to the end of the performance period, the performance period will be shortened to end on the date of such Change-in-Control, performance will be measured based on the common stock price as of the Change-in-Control and all LTIP Units that are earned will vest as of such date. In the event of a Change-in-Control after the end of the performance period, all LTIP Units that had been previously earned will vest as of such date. If an executive’s employment is terminated by the Company without Cause, by the executive for Good Reason or upon death or disability prior to the end of the performance period, then for such executive performance will be measured as of the date of such termination and a prorated portion of the LTIP Units earned, if any, will vest based on the portion of the full five-year vesting period that such executive remained employed, plus 12 months, as a percentage of the full five-year vesting period. If an executive’s employment is terminated upon such circumstances after the end of the performance period, all of such executive’s unvested LTIP Units that had been previously earned will vest as of the date of such executive’s termination.

In connection with the equity awards made to Messrs. DuGan, Harris and Pell in connection with the Company’s hiring of these executives, the Company adopted the 2012 Inducement Equity Incentive Plan, or the Inducement Plan. Under the Inducement Plan, the Company may grant equity awards for up to 4,500,000 shares of common stock pursuant to the employment inducement award exemption provided by the New York Stock Exchange Listed Company Manual. The Inducement Plan permits the Company to issue a variety of equity awards, including stock options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. All of the shares available under the Inducement Plan were issued or reserved for issuance to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment with the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands, except for per share data and Overview section)

Overview

Gramercy Capital Corp. is a self-managed, integrated commercial real estate investment and asset management company. We were formed in April 2004 and commenced operations upon the completion of our initial public offering in August 2004. In June 2012, following a strategic review process completed by a special committee of the Board of Directors, we announced we will remain independent and will now focus on deploying our capital into income-producing net leased real estate. Our new investment criteria will focus on single tenant net lease investments with durable credits across a variety of industries in markets across the United States. New investments initially will be funded from existing financial resources. Subsequently, subject to market conditions, we expect to seek to raise additional debt and/or equity capital to support further growth. Our legacy commercial real estate finance business, which operates under the name Gramercy Finance, manages approximately $2.0 billion of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities which are financed through three non-recourse, collateralized debt obligations, or CDOs. Our legacy property management and investment business, which operates under the name Gramercy Realty, currently manages approximately $2.0 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. We, along with our Board of Directors, are currently conducting an operational review of our existing assets and operations with the goal of reducing the current cost structure, further strengthening the balance sheet and determining which legacy assets and operations complement the new investment strategy. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity, but are divisions through which our commercial real estate finance and property management and investment businesses are conducted.

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

Gramercy Finance

The aggregate carrying values, allocated by product type and weighted average coupons of Gramercy Finance’s loans, and other lending investments and CMBS investments as of June 30, 2012 and December 31, 2011, were as follows (dollars in thousands):

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR (2)
	2012	2011	2012	2011	2012	2011	2012	2011
Whole loans, floating rate	$607,597	$689,685	62.3%	63.8%	-	-	339 bps	331 bps
Whole loans, fixed rate	202,542	202,209	20.8%	18.7%	8.33%	8.35%	-	-
Subordinate interests in whole loans, floating rate	3,710	25,352	0.4%	2.3%	-	-	250 bps	575 bps
Subordinate interests in whole loans, fixed rate	91,209	89,914	9.4%	8.3%	10.51%	10.50%	-	-
Mezzanine loans, floating rate	45,446	46,002	4.7%	4.3%	-	-	894 bps	860 bps
Mezzanine loans, fixed rate	23,659	23,847	2.4%	2.2%	10.34%	10.34%	-	-
Preferred equity, floating rate	250	3,615	0.0%	0.3%	-	-	288 bps	234 bps
Preferred equity, fixed rate	-	1,295	0.0%	0.1%	0.00%	0.00%	-	-
Subtotal/ Weighted average	974,413	1,081,919	100.0%	100.0%	9.10%	9.08%	377 bps	370 bps
CMBS, floating rate	48,313	47,855	5.7%	6.2%	-	-	106 bps	96 bps
CMBS, fixed rate	803,623	727,957	94.3%	93.8%	8.53%	8.22%	-	-
Subtotal/ Weighted average	851,936	775,812	100.0%	100.0%	8.53%	8.22%	106 bps	96 bps
Total	$1,826,349	$1,857,731	100.0%	100.0%	8.69%	8.48%	358 bps	354 bps

(1)	Loans and other lending investments are presented net of unamortized fees, discounts, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

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

As of June 30, 2012, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, and six interests in real estate acquired through foreclosures.

Gramercy Realty

Summarized in the table below are key property portfolio statistics for Gramercy Realty’s owned portfolio as of June 30, 2012 and December 31, 2011:

	Number of Properties		Rentable Square Feet		Occupancy
Properties	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Branches	31	41	209,578	261,732	32.1%	28.9%
Office Buildings	13	15	362,492	491,084	46.3%	44.7%
Total	44	56	572,070	752,816	41.1%	39.2%

In addition to its owned portfolio, Gramercy Realty also manages approximately $2.0 billion of real estate assets that were transferred to affiliates of KBS Real Estate Investment Trust, Inc., or KBS, pursuant to a collateral transfer and settlement agreement, or the Settlement Agreement, executed in September 2011. The portfolio of transferred properties, or the KBS Portfolio, is comprised of 524 bank branches, 278 office buildings and one land parcel, totaling approximately 20.5 million rentable square feet.

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

On March 30, 2012, we entered into an Asset Management Services Agreement, or the Management Agreement, with KBS Acquisition Sub, LLC, or KBSAS, a wholly-owned subsidiary of KBS, pursuant to which we will provide asset management services to KBSAS with respect to the KBS Portfolio. The Management Agreement provides for our continued management of the KBS Portfolio, through December 31, 2015 for (i) a base management fee of $12.0 million per year, payable monthly, plus the reimbursement of all property related expenses paid by us on behalf of KBSAS, subject to deferral of $167 thousand per month at KBSAS’s option until the accrued amount equals $2.5 million or June 30, 2013, whichever is earlier, and (ii) an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3.5 million or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375.0 million (as adjusted for future cash contributions into, and distributions out of, KBSAS by KBS). In any event, the Threshold Value Profits Participation is capped at a maximum of $12.0 million. The Threshold Value Profits Participation is payable 60 days after the earlier to occur of June 30, 2014 (or March 31, 2015 upon satisfaction of certain extension conditions, including the payment by KBSAS to us of a $750 thousand extension fee) and the date on which KBSAS, directly or indirectly, sells, conveys or otherwise transfers at least 90% of the KBS Portfolio (by value).

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

Liquidity

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term (within the next 12 months) liquidity requirements, including working capital, distributions, if any, debt service and additional investments, consists of (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Management Agreement for the KBS Portfolio; and, to a lesser extent: (vi) new financings and (vii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. In June 2012, following a strategic review process completed by a special committee of the Board of Directors, we announced we will remain independent and will now focus on deploying our capital into income-producing net leased real estate. Our new investment criteria will focus on single tenant net lease investments with durable credits across a variety of industries in markets across the United States. New investments initially will be funded from existing financial resources. Subsequently, subject to market conditions, we expect to seek to raise additional debt and/or equity capital to support further growth. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Substantially all of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of the CDOs, all cash flows from the applicable CDO, other than senior collateral management fees, would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of July 2012, the most recent distribution date, our 2006 CDO was in compliance with interest coverage and asset overcollateralization covenants, however the compliance margins were narrow and very small declines in collateral performance and credit metrics from one or more assets could cause the CDO to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the July 2012 distribution date and previously failed its overcollateralization tests at the October 2011, April 2011 and January 2011 distribution dates. Our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date and it is unlikely that the 2007 CDO’s overcollateralization test will be satisfied in the foreseeable future. We cannot be certain that the CDO tests will continue to be satisfied and that we will continue to receive cash flows relating to our CDOs in the future, and believe that we will likely fail the overcollaterization test for the 2005 CDO and the 2006 CDO at the October 2012 distribution date. If the cash flow from our 2005 CDO and our 2006 CDO is redirected, our business, financial condition, and results of operations would be materially and adversely affected.

The chart below is a summary of our CDO compliance tests as of the most recent distribution dates (July 25, 2012 for our 2005 CDO and our 2006 CDO and May 19, 2012 for our 2007 CDO):

Cash Flow Triggers	CDO 2005-1	CDO 2006-1	CDO 2007-1
Overcollateralization (1)
Current	109.02%	105.25%	83.13%
Limit	117.85%	105.15%	102.05%
Compliance margin	-8.83%	0.10%	-18.92%
Pass/Fail	Fail	Pass	Fail
Interest Coverage (2)
Current	332.82%	627.79%	N/A
Limit	132.85%	105.15%	N/A
Compliance margin	199.97%	522.64%	N/A
Pass/Fail	Pass	Pass	N/A

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by us. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the asset’s recovery rate which is determined by the rating agencies. For a defaulted security with a CUSIP that is actively traded, the lower of market value or the product of the security’s principal balance multiplied by the asset’s recovery rate, as determined by the rating agencies, is used for the overcollateralization ratio.

(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

In the event of a breach of our CDO covenants that we could not cure in the near term, we would be required to fund our non-CDO expenses, with (i) cash on hand, (ii) cash distributions from any CDO not in default, if any, (iii) proceeds from the Management Agreement for the KBS Portfolio, or (iv) income from our real property and unencumbered loan assets, (v) sale of assets, or (vi) accessing the equity or debt capital markets, if available.

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

Results of Operations

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

Revenues

	2012	2011	Change
Interest income	$36,225	$39,748	$(3,523)
Less: Interest expense	20,184	20,323	(139)
Net interest income	16,041	19,425	(3,384)
Management fees	9,616	-	9,616
Rental revenue	1,360	1,349	11
Operating expense reimbursements	353	326	27
Other income	1,498	18,901	(17,403)
Total revenue	$28,868	$40,001	$(11,133)
Equity in net income from joint venture	$29	$31	$(2)
Gain on extinquishment of debt	$-	$10,870	$(10,870)

 Interest income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended June 30, 2012 and 2011, $26,228 and $26,129, respectively, were earned on fixed rate investments, while the remaining $9,997 and $13,619, respectively, were earned on floating rate investments. The decrease of $3,523 over the prior period is primarily due to a $6,476 decrease in interest income resulting from maturing loan investments and principal amortization, a $1,468 decrease due to the suspensions and reversals of interest income accruals and a $1,576 decrease due to the payoff or sale of CMBS investments. These decreases were partially offset by an increase of $6,251 in interest income from new CMBS and lending investments, and a $219 increase due to interest rate modifications on loans or changes in rates since June 2011.

Interest expense was $20,184 for the three months ended June 30, 2012 compared to $20,323 for the three months ended June 20, 2011. The decrease of $139 is primarily attributable to changes in LIBOR.

Management fees for the three months ended June 30, 2012 are $9,616. Management fees are comprised of property management, asset management and administration fees paid pursuant to the Management Agreement.

Rental revenue for the three months ended June 30, 2012 and 2011 of $1,360 and $1,349, respectively. The increase in rental revenue of $11 is primarily due to renewals and new leases on non-bank tenants.

Operating expense reimbursement was $353 for the three months ended June 30, 2012 and $326 for the three months ended June 30, 2011, an increase of $27. The increase is mainly due to increased direct billable operating expenses of $32.

Other income of $1,498 for the three months ended June 30, 2012 is primarily comprised of $1,230 of operating revenues from properties which we foreclosed or acquired a controlling interest. Other income of $18,901 for the three months ended June 30, 2011 is primarily composed of gains on the sale of CMBS investments totaling $17,389, revenues from properties we foreclosed on or acquired a controlling interest in since July 2010 of $1,053 and $83 of interest on restricted cash balances and other cash balances held by us.

The equity in net income of joint venture of $29 for the three months ended June 30, 2012 represents our proportionate share of the income generated by our joint venture interests including $67 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $96. The equity in net income of joint venture of $31 for the three months ended June 30, 2011 represents our proportionate share of income generated by our joint venture interests including $67 of real estate-related depreciation and amortization. There is also $737 net loss of joint venture classified as discontinued operations, including $1,029 of real estate-related depreciation and amortization. When depreciation and amortization are added back, it results in a contribution to FFO of $390 for the three months ended June 30, 2011. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

During the three months ended June 30, 2012, there were no repurchases of notes issued by our three CDOs. During the three months ended June 30, 2011, we repurchased, at a discount $37,859 notes issued by our three CDOs, generating net gains on early extinguishment of debt of $10,870.

Expenses

	2012	2011	Change
Property operating expenses	$9,405	$4,858	$4,547
Net impairment recognized in earnings	16,006	6,037	9,969
Depreciation and amortization	312	292	20
Management, general and administrative	11,928	7,181	4,747
Provision for loan loss	5,989	18,783	(12,794)
Provision for taxes	2,107	3	2,104
Total expenses	$45,747	$37,154	$8,593

Property operating expenses for the three months ended June 30, 2012 is primarily comprised of expenses incurred on our portfolio of properties owned by our Gramercy Realty division and the management of the KBS Portfolio. These expenses increased $4,547 from the $4,858 recorded in the three months ended June 30, 2011. The increase is primarily due to $4,640 of property management fees and reimbursable costs related to our asset management of properties pursuant to the Management Agreement with KBS.

During the three months ended June 30, 2012, we recorded an other-than-temporary impairment charge of $15,006 due to adverse changes in expected cash flows related to credit losses for seven CMBS investments and an impairment of $1,000 on one loan held-for-sale. During the three months ended June 30, 2011, we recorded an other-than-temporary impairment charge of $6,037 on one CMBS investment.

We recorded depreciation and amortization expenses of $312 for the three months ended June 30, 2012, compared to $292 for the three months ended June 30, 2011, resulting in a $20 increase primarily due to the depreciation of new assets.

Management, general and administrative expenses were $11,928 for the three months ended June 30, 2012, compared to $7,181 for the same period in 2011. The increase of $4,747 is primarily attributable to the write-off of costs of $2,317 related to our strategic review process, protective advances related to loan and other lending investments within our CDOs of $766, additional legal fees and enforcement costs related to our loans and other lending investments within our CDOs of $752, increase in restricted stock costs of $602 and $285 of legal fees related to settled litigation.

 Provision for loan loss was $5,989 for the three months ended June 30, 2012, compared to $18,783 for the three months ended June 30, 2011. The provision was based upon periodic credit reviews of our loan portfolio.

Provision for taxes was $2,107 for the three months ended June 30, 2012, compared to $3 for the three months ended June 30, 2011. The increase of $2,104 is related to tax expense on our asset management business which is conducted through a wholly-owned TRS.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

Revenues

	2012	2011	Change
Interest income	$74,795	$80,259	$(5,464)
Less: Interest expense	40,563	40,612	(49)
Net interest income	34,232	39,647	(5,415)
Management fees	17,929	-	17,929
Rental revenue	2,679	2,735	(56)
Operating expense reimbursements	725	713	12
Other income	3,891	22,552	(18,661)
Total revenue	$59,456	$65,647	$(6,191)
Equity in net income from joint venture	$57	$61	$(4)
Gain on extinquishment of debt	$-	$14,526	$(14,526)

Interest income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the six months ended June 30, 2012 and 2011, $53,456 and $51,542, respectively, were earned on fixed rate investments while the remaining $21,339 and $28,717, respectively, were earned on floating rate investments. The decrease of $5,464 over the prior period is primarily due to a $13,081 decrease in interest income resulting from maturing loan investments, a $3,132 decrease due to the suspensions and reversals of interest income accruals, a $2,571 decrease due to the payoff or sale of CMBS investments, and a $125 decrease due to interest rate modifications on loans or changes in rates. These decreases were partially offset by an increase of $14,334 in interest income from new CMBS and lending investments since June 2011.

Interest expense was $40,563 for the six months ended June 30, 2012 compared to $40,612 for the six months ended June 30, 2011. The decrease of $49 is primarily attributable to changes in LIBOR.

Management fees for the six months ended June 30, 2012 are $17,929. Management fees are comprised of property management, asset management and administration fees paid pursuant to the Management Agreement.

Rental revenue for the six months ended June 30, 2012 and 2011 were $2,679 and $2,735, respectively. The decrease of $56 is primarily due to non-renewals and terminations of non-bank tenants.

Operating expense reimbursement of $725 for the six months ended June 30, 2012 and $713 for the six months ended June 30, 2011, an increase of $12. The increase in operating expense reimbursement is a result of the increase in property operating expenses.

Other income of $3,891 for the six months ended June 30, 2012 is primarily comprised of $3,068 of operating revenues from properties which we foreclosed or acquired a controlling interest, special servicing income of $315, and $402 of interest on restricted cash balances and other cash balances held by us. Other income of $22,552 for the six months ended June 30, 2011 is primarily composed of gains on the sale of CMBS investments totaling $18,630, revenues from properties we foreclosed on or acquired a controlling interest in of $2,856, special servicing income of $371, and $563 of interest on restricted cash balances and other cash balances held by us.

  The equity in net income of joint venture of $57 for the six months ended June 30, 2012 represents our proportionate share of the income generated by our joint venture interests including $134 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $191. The equity in net income of joint venture of $61 for the six months ended June 30, 2011 represents our proportionate share of income generated by our joint venture interests including $134 of real estate-related depreciation and amortization. There is also $1,454 net loss of joint venture classified as discontinued operations, including $2,058 of real estate-related depreciation and amortization. When depreciation and amortization are added back, it results in a contribution to FFO of $799 for the six months ended June 30, 2011. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

  During the six months ended June 30, 2011, we repurchased at a discount $48,259 of notes issued by our three CDOs, generating net gains on early extinguishment of debt of $14,526.   During the six months ended June 30, 2012, we did not repurchase any notes issued by our three CDOs.

Expenses

	2012	2011	Change
Property operating expenses	$19,836	$10,759	$9,077
Other-than-temporary impairment recognized in earnings	37,074	6,037	31,037
Depreciation and amortization	608	607	1
Management, general and administrative	18,629	13,533	5,096
Provision for loan loss	8,534	36,283	(27,749)
Provision for taxes	3,419	73	3,346
Total expenses	$88,100	$67,292	$20,808

Property operating expenses for the six months ended June 30, 2012 is primarily comprised of expenses incurred on our portfolio of properties owned by our Gramercy Realty division and the management of the KBS Portfolio. These expenses were $19,836 and $10,759 for the six months ended June 30, 2012 and 2011, respectively, and increased $9,077. The increase is primarily due to $8,872 of property management fees and reimbursable costs related to our asset management of properties pursuant to the Management Agreement with KBS, and $413 increase in professional fees at Whiteface Lodge due to change of property management and registration costs.

During the six months ended June 30, 2012, we recorded an other-than-temporary impairment charge of $36,074 due to adverse changes in expected cash flows related to credit losses for 13 CMBS investments and an impairment of $1,000 on one loan held-for-sale. During the six months ended June 30, 2011, we recorded an other-than-temporary impairment charge of $6,037 on one CMBS investment.

We recorded depreciation and amortization expenses of $608 for the six months ended June 30, 2012 and $607 for the six months ended June 30, 2011, resulting in an increase of $1.

Management, general and administrative expenses were $18,629 for the six months ended June 30, 2012, compared to $13,533 for the same period in 2011. The increase of $5,096 is primarily attributable to the write-off of costs of $2,317 related to our strategic review process, protective advances related to loan and other lending investments within our CDO’s of $766, increase in salaries and wages of $727, additional legal fees and enforcement costs related to our loans and other lending investments within our CDO’s of $438, increase in restricted stock costs of $703 and $285 of legal fees related to settled litigation.

  Provision for loan loss was $8,534 for the six months ended June 30, 2012, compared to $36,283 for the six months ended June 30, 2011. The provision was based upon periodic credit reviews of our loan portfolio.

Provision for taxes was $3,419 for the six months ended June 30, 2012, compared to $73 for the six months ended June 30, 2011. The increase of $3,346 is related to tax expense on our asset management business which is conducted through a wholly-owned TRS.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term (within the next 12 months) liquidity requirements, including working capital, distributions, if any, debt service and additional investments, consist of: (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Management Agreement for the KBS Portfolio; and, to a lesser extent: (vi) new financings and (vii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees, and proceeds from asset and loan sales to satisfy our liquidity requirements. In June 2012, following a strategic review process completed by a special committee of the Board of Directors, we announced we will remain independent and will now focus on deploying our capital into income-producing net leased real estate. Our new investment criteria will focus on single tenant net lease investments with durable credits across a variety of industries in markets across the United States. New investments initially will be funded from existing financial resources. Subsequently, subject to market conditions, we expect to seek to raise additional debt and/or equity capital to support further growth. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of June 30, 2012 and December 31, 2011 we accrued $26,857 and $23,276, respectively, for the Series A preferred stock dividends. We expect that we will continue to elect to retain capital for liquidity purposes; however, as our new business strategy is implemented and sustainable cash flows grow, we will re-evaluate our dividend policy with the intention of resuming dividends. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

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

Substantially all of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the CDO interests retained by us and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail to comply with the covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. As of July 2012, the most recent distribution date, our 2006 CDO was in compliance with interest coverage and asset overcollateralization covenants, however the compliance margins were narrow and very small declines in collateral performance and credit metrics from one or more assets could cause the CDO to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the July 2012 distribution date and previously failed its overcollateralization tests at the October 2011, April 2011 and January 2011 distribution dates. Our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date and it is unlikely that the 2007 CDO’s overcollateralization test will be satisfied in the foreseeable future. We cannot be certain that the CDO tests will continue to be satisfied and that we will continue to receive cash flows relating to our CDOs in the future, and believe that we will likely fail the overcollaterization test for the 2005 CDO and the 2006 CDO at the October 2012 distribution date. If the cash flow from our 2005 CDO and our 2006 CDO is redirected, our business, financial condition, and results of operations would be materially and adversely affected.

Cash Flows

Net cash provided by operating activities decreased $18,505 to $11,474 for the six months ended June 30, 2012 compared to $29,979 for the same period in 2011. Operating cash flow was generated primarily by net interest income from our commercial real estate finance segment and net rental income and management fees from our property management and investment segment. The decrease in net income of $44,081 for the six months ended June 30, 2012 compared to the same period in 2011 was primarily attributable to the increase of non-cash impairment charges of $32,620, increase in net gains on sale of property of $9,622 which is offset by a decrease in net realized gains on loans of $17,259, decrease in gain on extinguishment of debt of $14,526, reduced provision of loan loss of $27,749 and decreased depreciation and amortization of $9,459 which is primarily related to real estate assets that were transferred to KBS pursuant to the Settlement Agreement. The decrease in net income is partially offset by the increase in operating assets and liabilities of $681 for the six months ended June 30, 2012 compared to the same period in 2011.

Net cash provided by investing activities for the six months ended June 30, 2012 was $147,741 compared to net cash provided by investing activities of $72,467 during the same period in 2011. The increase in cash flow from investing activities is primarily due to increased proceeds from the sale of real estate investments of $16,768 and a reduction in new investments in loans and CMBS investments of $211,154. These increases are partially offset by reduction in principal collections on investments of $73,340 and proceeds from the sale of available-for-sale securities of $65,584.

Net cash used in financing activities for the six months ended June 30, 2012 was $130,371 as compared to net cash used in financing activities of $156,343 during the same period in 2011. The change is primarily attributable to a decrease in restricted cash of $32,764, in repurchases of CDOs of $33,747 and repayment of mortgage notes of $20,928. These are partially offset by an increase in the repayment of CDOs of $69,018.

Capitalization

Our authorized capital stock consists of 125.0 million shares, $0.001 par value, of which we have authorized the issuance of up to 100.0 million shares of common stock, $0.001 par value per share, and 25.0 million shares of preferred stock, par value $0.001 per share. As of June 30, 2012, 52,295,323 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

In connection with Mr. Gordon F. DuGan’s agreement to serve as our Chief Executive Officer, on June 7, 2012, Mr. DuGan also agreed to purchase 1.0 million shares of our common stock from us on June 29, 2012 for an aggregate purchase price of $2.5 million or, $2.52 per share. The per share purchase price was equal to the closing price of our common stock on the New York Stock Exchange on the day prior to the date Mr. DuGan entered into the subscription agreement with us to purchase such shares of common stock. The issuance of such shares of common stock was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.

Preferred Stock

Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As a result, we have accrued dividends for over six quarters, which pursuant to the terms of our charter, permitted the Series A preferred stockholders to elect an additional director to our board of directors, William H. Lenehan, to serve until the 2012 annual meeting of stockholders, special meeting held in lieu thereof or his successor is elected and qualifies; provided, however, that the term of such director will automatically terminate if and when all arrears in dividends on the Series A preferred stock then outstanding are paid and full dividends thereon for the then current quarterly dividend period have been paid or declared and set apart for payment. As of June 30, 2012 and December 31, 2011, we accrued Series A preferred stock dividends of $26,857 and $23,276, respectively.

Market Capitalization

At June 30, 2012, our CDOs represented 91.5% of our consolidated market capitalization of $2,564,887 (based on a common stock price of $2.50 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2012). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

The table below summarizes secured debt at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Collateralized debt obligations	$2,346,003	$2,468,810

Cost of debt	LIBOR + 0.68%	LIBOR + 0.68%

Collateralized Debt Obligations

Our loans and other investments serve as collateral for our CDO securities, and the income generated from these investments is used to fund interest obligations of our CDO securities and the remaining income, if any, is retained by us. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for us to receive cash flow on the interests retained by us in our CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and we may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of July 2012, the most recent distribution date, our 2006 CDO was in compliance with interest coverage and asset overcollateralization covenants, however the compliance margins were narrow and relatively small declines in collateral performance and credit metrics from one or more assets could cause the CDO to fall out of compliance. Our 2005 CDO failed its overcollateralization test at the July 2012 distribution date and previously failed its overcollateralization tests at the October 2011, April 2011 and January 2011 distribution dates. Our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date and it is unlikely that the 2007 CDO’s overcollateralization test will be satisfied in the foreseeable future. We cannot be certain that the CDO tests will continue to be satisfied and that we will continue to receive cash flows relating to our CDOs in the future, and believe that we will likely fail the overcollaterization test for the 2005 CDO and the 2006 CDO at the October 2012 distribution date. If the cash flow from our 2005 CDO and our 2006 CDO is redirected, our business, financial condition, and results of operations would be materially and adversely affected.

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

During the three and six months ended June 30, 2012, we did not repurchase any notes previously issued by our three CDOs. During the three and six months ended June 30, 2011, we repurchased, at a discount, $37,859 and $48,259, respectively, of notes previously issued by one of our three CDOs. We recorded a net gain on the early extinguishment of debt $10,870 and $14,526 for the three and six months ended June 30, 2011, in connection with the repurchase of the notes.

Contractual Obligations

Combined aggregate principal maturities of our CDOs, and obligations under our operating leases as of June 30, 2012 are as follows:

	CDOs	Interest Payments	Operating Leases	Total
July 1, 2012	$-	$37,267	$132	$37,399
2013	-	71,530	49	71,579
2014	-	73,569	30	73,599
2015	-	80,101	30	80,131
2016	-	87,588	3	87,591
Thereafter	2,346,003	96,398	-	2,442,401
Total	$2,346,003	$446,453	$244	$2,792,700

Additionally, three of our subsidiaries are borrowers under two mortgage loans totaling $65,725 with our CDOs acting as lender, which bear interest rates of 5.0% and LIBOR plus 4.0% and mature in June 2013. This intercompany borrowing is eliminated upon consolidation and therefore does not appear on our Condensed Consolidated Balance Sheets.

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

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service. However, in accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

Beginning with the third quarter of 2008, our board of directors elected not to pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends have been accrued for fifteen quarters as of June 30, 2012.

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

Related Party Transactions

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of our directors. An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors. For the three and six months ended June 30, 2012, we incurred no expenses pursuant to the special servicing arrangement. For the three and six months ended June 30, 2011, we incurred expense of $42 and $83, respectively, pursuant to the special servicing arrangement.

 Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. On June 25, 2012, the lease was amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year.  All other terms of the lease remain unchanged, except we now have the right to cancel the lease with 90 days notice. For the three and six months ended June 30, 2012 we paid $77 and $173 under this lease, respectively. For the three and six months ended June 30, 2011, we paid $77 and $154 under this lease, respectively.

In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, we subsequently purchased from an affiliate of SL Green, its full participation in the senior mezzanine loan at a discount. In September 2011, a portion of the subsequently purchased mezzanine loan was converted to preferred equity. As of June 30, 2012 and December 31, 2011, the original loan has a book value of $125 and $250, respectively, and the subsequently purchased loan has a book value of $8,096 and $7,337, respectively, and the preferred equity investment has a book value of $125 and $3,365, respectively.

In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in an $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, we purchased the remaining 50% interest in the loan from an SL Green affiliate for a discount of $9,420. As of June 30, 2012 and December 31, 2011, the loan has a book value of approximately $19,427 and $19,419, respectively.

Funds from Operations

We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also may use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss) available to common stockholders	$(21,501)	$15,472	$(23,650)	$20,431
Add:
Depreciation and amortization	1,482	20,147	3,054	40,588
FFO adjustments for joint ventures	67	1,096	134	2,192
Non-cash impairment of real estate investments	2,639	691	2,639	1,282
Less:
Non real estate depreciation and amortization	(1,210)	(1,823)	(2,516)	(3,630)
Gain on sale of real estate	(53)	(1,437)	(11,996)	(2,374)
Funds from operations	$(18,576)	$34,146	$(32,335)	$58,489

Funds from operations per share - basic	$(0.37)	$0.68	$(0.64)	$1.17

Funds from operations per share - diluted	$(0.37)	$0.67	$(0.64)	$1.15

 Cautionary Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the success or failure of our efforts to implement our current business strategy;

•	the adequacy of our cash reserves, working capital and other forms of liquidity;

•	the availability, terms and deployment of short-term and long-term capital;

•	the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;

•	the continuity of the Management Agreement for the KBS Portfolio;

•	the timing of cash flows, if any, from our investments;

•	availability of, and ability to retain, qualified personnel and directors;

•	the performance and financial condition of borrowers, tenants, and corporate customers;

•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	risks of real estate acquisitions;

•	our ability to identify and complete additional property acquisitions;

•	changes to our management and board of directors;

•	reduction in cash flows received from our investments, in particular our CDOs;

•	our ability to satisfy all covenants in our CDOs and specifically compliance with overcollateralization and interest coverage tests;

•	the resolution of our non-performing and sub-performing assets and any losses we might recognize in connection with such investments;

•	risks of structured finance investments;

•	the actions of our competitors and our ability to respond to those actions;

•	demand for office space;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	our ability to profitably dispose of non-core assets;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	environmental and/or safety requirements;

•	our ability to satisfy complex rules in order for us to qualify as a REIT, for U.S. federal income tax purposes and qualify for our exemption under the Investment Company Act, our Operating Partnership’s ability to satisfy the rules in order for it to qualify as a partnership for U.S. federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as TRSs for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	the continuing threat of terrorist attacks on the national, regional and local economies; and

•	other factors discussed under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of the Quarterly Reports on Form 10-Q.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our commercial real estate finance assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We seek to enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because we generate income on our commercial real estate finance assets principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income on our commercial real estate finance assets will generally increase if LIBOR increases and decrease if LIBOR decreases. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from our floating rate borrowing arrangement. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve:

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$(2,189)
+200 bps	$(3,753)
+300 bps	$(4,982)

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

Credit Risk

Credit risk refers to the ability of each tenant in our portfolio of real estate investments to make contractual lease payments and each individual borrower under our loans and securities investments to make required interest and principal payments on the scheduled due dates. We seek to reduce credit risk of our real estate investments by entering into long-term leases with durable credit tenants across a wide variety of industries in markets with strong demographics and we attempt to reduce credit risk of our loan and securities investments by actively managing our portfolio and the underlying credit quality of the subject collateral. If defaults occur, we employ our asset management resources to mitigate the severity of any losses and seek to optimize the recovery from assets in the event that we foreclose upon them. We seek to control the negotiation and structure of the debt transactions in which we invest, which enhances our ability to mitigate our losses, to negotiate loan documents that afford us appropriate rights and control over our collateral, and to have the right to control the debt that is senior to our position. We generally avoid investments where we cannot secure adequate control rights, unless we believe the default risk is very low and the transaction involves high-quality sponsors. In the event of a significant rising interest rate environment and/or economic downturn, tenant and borrower delinquencies and defaults may increase and result in credit losses that would materially and adversely affect our business, financial condition and results of operations.

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

The Company and certain of its subsidiaries are also named as defendants in an action filed in November 2008 in New York State Supreme Court, New York County, by a former consultant alleging breach of contract and other claims and seeking to recover certain payments alleged to be due under a now-terminated consulting arrangement between the company and the consultant. In July 2012, the Company settled the claim for $885, which was fully accrued for as of June 30, 2012.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with Mr. Gordon F. DuGan's agreement to serve as the Company's Chief Executive Officer, on June 7, 2012, Mr. DuGan also agreed to purchase 1,000,000 shares of the Company's common stock from the Company on June 29, 2012 for an aggregate purchase price of $2,520,000 or, $2.52 per share. The per share purchase price was equal to the closing price of the Company's common stock on the New York Stock Exchange on the day prior to the date Mr. DuGan entered into the subscription agreement with the Company to purchase such shares of common stock. The issuance of such shares of common stock was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Company intends to use the net proceeds from this issuance for general corporate purposes, which may include, but not be limited to, acquisitions of single tenant net lease investments.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 5 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on July 26, 2004 and declared effective by the Commission on July 27, 2004).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on December 14, 2007).
3.3	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
4.1	Form of specimen stock certificate evidencing the common stock of the Company, par value $0.001 per share (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
10.1	Employment and Noncompetition Agreement, dated as of June 7, 2012, by and between the Company and Gordon DuGan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.2	Employment and Noncompetition Agreement, dated as of June 12, 2012, by and between the Company and Benjamin Harris (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.3	Form of 2012 Long-Term Outperformance Plan Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012)
10.4	Gramercy Capital Corp. 2012 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012)
10.5	Separation and Release Agreement, dated as of June 12, 2012, by and among the Company, GKK Capital LP and Roger M. Cozzi (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012)
10.6	Transition and Release Agreement, dated as of June 12, 2012, by and among the Company, GKK Capital LP and Timothy J. O’Connor (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012)
10.7	Transition and Release Agreement, dated as of June 12, 2012, by and among the Company, GKK Capital LP and Timothy J. O’Connor (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY CAPITAL CORP.

Dated: August 9, 2012	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

