Form 10-Q/A
period 2012-06-30
GRAMERCY CAPITAL CORP
filed 2012-09-07
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q of Gramercy Capital Corp. (the “Company”) for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 9, 2012 (the “Original Form 10-Q”). The sole purpose of this Form 10-Q/A is to furnish Exhibit 101 to the Original Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part  I, Item 1 of the Original Form 10-Q, in accordance with Rule 405(a)(2)(ii) of Regulation S-T.

Except as previously noted, this Form 10-Q/A does not amend any other information set forth in the Original Form 10-Q, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC.

2

PART II. OTHER INFORMATION

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 5 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on July 26, 2004 and declared effective by the Commission on July 27, 2004).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on December 14, 2007).
3.3	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
4.1	Form of specimen stock certificate evidencing the common stock of the Company, par value $0.001 per share (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
10.1	Employment and Noncompetition Agreement, dated as of June 7, 2012, by and between the Company and Gordon DuGan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.2	Employment and Noncompetition Agreement, dated as of June 12, 2012, by and between the Company and Benjamin Harris (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.3	Form of 2012 Long-Term Outperformance Plan Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.4	Gramercy Capital Corp. 2012 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.5	Separation and Release Agreement, dated as of June 12, 2012, by and among the Company, GKK Capital LP and Roger M. Cozzi (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.6	Transition and Release Agreement, dated as of June 12, 2012, by and among the Company, GKK Capital LP and Timothy J. O’Connor (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.7	Transition and Release Agreement, dated as of June 12, 2012, by and among the Company, GKK Capital LP and Timothy J. O’Connor (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Original Form 10-Q filed with the Commission on August 9, 2012.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with the Original Form 10-Q filed with the Commission on August 9, 2012.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Original Form 10-Q filed with the Commission on August 9, 2012.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with the Original Form 10-Q filed with the Commission on August 9, 2012.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, furnished herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY CAPITAL CORP.

Dated: September 7, 2012	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

4