Form 10-Q
period 2012-09-30
GRAMERCY CAPITAL CORP
filed 2012-11-09
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 54,643,405 as of November 8, 2012.

GRAMERCY CAPITAL CORP.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	3
ITEM 1.	FINANCIAL STATEMENTS	3
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (unaudited)	5
	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Non-controlling Interests for the nine months ended September 30, 2012 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	61
ITEM 4.	CONTROLS AND PROCEDURES	63
PART II.	OTHER INFORMATION	63
ITEM 1.	LEGAL PROCEEDINGS	63
ITEM 1A.	RISK FACTORS	64
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	64
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	64
ITEM 4.	MINE SAFETY DISCLOSURES	64
ITEM 5.	OTHER INFORMATION	64
ITEM 6.	EXHIBITS	65
SIGNATURES		66

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Gramercy Capital Corp.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2012	2011
Assets:
Real estate investments, at cost:
Land	$10,380	$11,915
Building and improvements	26,965	30,603
Other real estate investments	20,318	20,318
Less: accumulated depreciation	(2,865)	(2,722)
Total real estate investments, net	54,798	60,114

Cash and cash equivalents	175,058	163,629
Restricted cash	90	93
Loans and other lending investments, net	19,412	828
Investment in joint ventures	295	496
Assets held-for-sale, net	-	32,834
Tenant and other receivables, net	5,779	2,829
Derivative instruments, at fair value	-	6
Acquired lease assets, net of accumulated amortization of $356 and $342	358	477
Deferred costs, net of accumulated amortization of $3,399 and $4,899	910	1,961
Other assets	5,035	4,141
Subtotal	261,735	267,408

Assets of Consolidated Variable Interest Entities ("VIEs"):
Real estate investments, at cost:
Land	7,887	21,967
Building and improvements	4,534	4,205
Less: accumulated depreciation	(358)	(261)
Total real estate investments directly owned	12,063	25,911

Cash and cash equivalents	159	96
Restricted cash	69,813	34,122
Loans and other lending investments, net	899,550	1,081,091
Commercial mortgage-backed securities - available for sale	891,653	775,812
Investment in joint ventures	10,438	-
Assets held-for-sale, net	18,514	10,131
Derivative instruments, at fair value	205	913
Accrued interest	26,032	28,660
Deferred costs, net of accumulated amortization of $33,915 and $31,498	6,597	9,086
Other assets	39,554	25,100
Subtotal	1,974,578	1,990,922

Total assets	$2,236,313	$2,258,330

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2012	2011
Liabilities and Equity (Deficit):
Liabilities:
Accounts payable and accrued expenses	$9,275	$14,992
Dividends payable	28,647	23,276
Deferred revenue	2,232	2,392
Below-market lease liabilities, net of accumulated amortization of $1,349 and $1,189	1,745	1,905
Liabilities related to assets held-for-sale	-	1,459
Other liabilities	590	627
Subtotal	42,489	44,651

Non-Recourse Liabilities of Consolidated VIEs:
Collateralized debt obligations	2,288,606	2,468,810
Accounts payable and accrued expenses	9,723	4,554
Accrued interest payable	3,548	3,729
Deferred revenue	85	88
Liabilities related to assets held-for-sale	186	249
Derivative instruments, at fair value	183,742	175,915
Other liabilities	1,072	764
Subtotal	2,486,962	2,654,109

Total liabilities	2,529,451	2,698,760

Commitments and contingencies	-	-

Equity (Deficit):
Common stock, par value $0.001, 100,000,000 shares authorized, 54,629,487 and 51,086,266 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	52	50
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 4,600,000 shares authorized, 3,525,822 shares issued and outstanding at September 30, 2012 and December 31, 2011.	85,235	85,235
Additional paid-in-capital	1,085,420	1,080,600
Accumulated other comprehensive loss	(270,139)	(440,939)
Accumulated deficit	(1,194,609)	(1,166,279)
Total Gramercy Capital Corp. stockholders' equity (deficit)	(294,041)	(441,333)
Non-controlling interest	903	903
Total equity (deficit)	(293,138)	(440,430)
Total liabilities and equity (deficit)	$2,236,313	$2,258,330

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Interest income	$35,682	$39,185	$110,477	$119,444
Less: Interest expense	19,734	20,286	60,297	60,898
Net interest income	15,948	18,899	50,180	58,546
Other revenues:
Management fees	8,833	1,045	26,762	1,045
Rental income	1,347	1,235	4,026	4,054
Operating expense reimbursements	395	340	1,120	1,098
Other income	2,939	12,785	6,831	35,335
Total revenues	29,462	34,304	88,919	100,078
Expenses:
Property operating expenses
Real estate taxes	359	360	1,129	1,003
Utilities	363	439	1,229	1,425
Ground rent and leasehold obligations	214	142	784	566
Property and leasehold impairments	3,725	-	3,725	-
Direct billable expenses	14	-	50	4
Other property operating expenses	8,968	(985)	26,554	7,394
Total property operating expenses	13,643	(44)	33,471	10,392
Other-than-temporary impairment	4,246	25,589	60,662	31,499
Portion of impairment recognized in other comprehensive loss	11,126	(19,936)	(9,216)	(19,809)
Impairment on loans held-for-sale	-	-	1,000	-
Net impairment recognized in earnings	15,372	5,653	52,446	11,690
Depreciation and amortization	337	315	944	921
Management, general and administrative	17,106	9,995	35,745	23,478
Provision for loan losses	(16,372)	10,199	(7,838)	46,482
Total expenses	30,086	26,118	114,768	92,963
Income (loss) from continuing operations before equity in net income	(624)	8,186	(25,849)	7,115
Equity in net income of joint venture	31	29	88	90
taxes and gain on extinguishment of debt	(593)	8,215	(25,761)	7,205
Gain on extinguishment of debt	-	-	-	14,526
Provision for taxes	39	-	(3,379)	(73)
Net income (loss) from continuing operations	(554)	8,215	(29,140)	21,658
Net income (loss) from discontinued operations	(2,336)	8,754	(5,816)	16,948
Gain on settlement of debt	-	128,951	-	128,951
Net gains from disposals	-	162	11,996	2,536
Net income (loss) from discontinued operations	(2,336)	137,867	6,180	148,435
Net income (loss) attributable to Gramercy Capital Corp.	(2,890)	146,082	(22,960)	170,093
Accrued preferred stock dividends	(1,790)	(1,790)	(5,370)	(5,370)
Net income (loss) available to common stockholders	$(4,680)	$144,292	$(28,330)	$164,723
Basic earnings per share:
Net income (loss) from continuing operations, net of preferred stock dividends	$(0.05)	$0.12	$(0.67)	$0.33
Net income (loss) from discontinued operations	(0.04)	2.74	0.12	2.96
Net income (loss) available to common stockholders	$(0.09)	$2.86	$(0.55)	$3.29
Diluted earnings per share:
Net income (loss) from continuing operations, net of preferred stock dividends	$(0.05)	$0.02	$(0.66)	$0.22
Net income (loss) from discontinued operations	(0.04)	2.81	0.12	3.03
Net income (loss) available to common stockholders	$(0.09)	$2.83	$(0.54)	$3.25
Basic weighted average common shares outstanding	52,308,653	50,382,542	51,328,443	50,125,875

Diluted weighted average common shares and common share equivalents outstanding	52,308,653	50,954,776	51,328,443	50,708,486
Other comprehensive income:
Unrealized gain (loss) on available for sale securities and
Unrealized holding gains (losses) arising during period	$63,455	$(180,337)	$170,800	$(256,641)
Other comprehensive income (loss)	63,455	(180,337)	170,800	(256,641)
Comprehensive income (loss) attributable to Gramercy Capital Corp.	$60,565	$(34,255)	$147,840	$(86,548)
Comprehensive income (loss) attributable to common stockholders	$58,775	$(36,045)	$142,470	$(91,918)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Non-controlling Interests

(Unaudited, dollar amounts in thousands)

	Common Stock
	Shares	Par Value	Series A Preferred Stock	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Capital Corp	Non-controlling interest	Total
Balance at December 31, 2011	51,086,266	$50	$85,235	$1,080,600	$(440,939)	$(1,166,279)	$(441,333)	$903	$(440,430)
Net loss	-	-	-	-	-	(22,960)	(22,960)	-	(22,960)
Change in net unrealized loss on derivative instruments	-	-	-	-	(8,113)	-	(8,113)	-	(8,113)
Change in unrealized loss on securities available-for-sale	-	-	-	-	178,913	-	178,913	-	178,913
Issuance of stock	1,000,000	1	-	2,519	-	-	2,520	-	2,520
Issuance of stock - stock purchase plan	19,379	-	-	157	-	-	157	-	157
Stock based compensation - fair value	2,523,842	1	-	2,144	-	-	2,145	-	2,145
Dividends accrued on preferred stock	-	-	-	-	-	(5,370)	(5,370)	-	(5,370)
Balance at September 30, 2012	54,629,487	$52	$85,235	$1,085,420	$(270,139)	$(1,194,609)	$(294,041)	$903	$(293,138)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollar amounts in thousands)

	Nine months ended September 30,
	2012	2011
Operating Activities:
Net income (loss)	$(22,960)	$170,093
Adjustments to net cash provided by operating activities:
Depreciation and amortization	1,007	54,272
Amortization of leasehold interests	-	(2,272)
Amortization of acquired leases to rental revenue	(155)	(45,504)
Amortization of deferred costs	2,909	8,740
Amortization of discount and other fees	(19,319)	(25,088)
Straight-line rent adjustment	(152)	(6,087)
Non-cash impairment charges	60,791	12,746
Net gain on sale of properties and lease terminations	(11,996)	(2,536)
Equity in net (income) loss of joint ventures	(88)	1,806
Gain on settlement and extinguishment of debt	-	(143,477)
Amortization of stock compensation	2,145	1,735
Provisions for / (recoveries of) for loan losses	(7,838)	46,482
Net realized (gain) loss on loans	765	(17,152)
Changes in operating assets and liabilities:
Restricted cash	8,084	38
Tenant and other receivables	(2,838)	13,578
Accrued interest	2,453	886
Other assets	(1,646)	4,264
Payment of capitalized tenant leasing costs	(67)	(1,817)
Accounts payable, accrued expenses and other liabilities	2,016	22,455
Deferred revenue	(140)	(22,165)
Net cash provided by operating activities	12,971	70,997

Investing Activities:
Capital expenditures and leasehold costs	(1,399)	(3,869)
Deferred investment costs	1,148	5,194
Proceeds from sale of real estate	37,259	21,511
Proceeds from sale of securities available-for-sale	-	65,584
New loan investment originations and funded commitments	(19,295)	(294,260)
Principal collections on investments	195,052	234,756
Investment in commercial mortgage-backed securities	(535)	(30,626)
Distribution received from joint venture	289	947
Change in accrued interest income	-	22
Sale of marketable investments, net	-	5,248
Change in restricted cash from investing activities	-	8,264
Net cash provided by investing activities	212,519	12,771

Financing Activities:
Repayment of collateralized debt obligations	(181,328)	(97,125)
Repayment of mortgage notes	-	(27,202)
Repurchase of collateralized debt obligations	-	(33,747)
Purchase of interest rate caps	-	(1,277)
Net proceeds from sale of common stock	2,677	160
Deferred financing costs and other liabilities	-	(3,742)
Cash transfer pursuant to Settlement Agreement	-	(4,428)
Change in restricted cash from financing activities	(35,347)	54,044
Net cash used in financing activities	(213,998)	(113,317)
Net increase (decrease) in cash and cash equivalents	11,492	(29,549)
Cash and cash equivalents at beginning of period	163,725	220,845
Cash and cash equivalents at end of period	$175,217	$191,296

Non-cash activity:
Deferred gain (loss) and other non-cash activity related to derivatives	$(8,113)	$(19,821)

Mortgage loan, mezzanine loan and related interest satisfied in connection with deed-in-lieu of foreclosure and Settlement Agreement	$-	$262,762

Non-cash assets transferred in connection with deed-in-lieu of foreclosure and Settlement Agreement	$-	$596,965

Mortgage and liabilities transferred in connection with deed-in-lieu of foreclosure and Settlement Agreement	$-	$466,568

Supplemental cash flow disclosures:
Interest paid	$44,029	$131,439
Income taxes paid	$5,621	$898

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

1. Business and Organization

Gramercy Capital Corp. (the “Company” or “Gramercy”) is a self-managed, integrated commercial real estate investment and asset management company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. In June 2012, following a strategic review process completed by a special committee of the Company’s Board of Directors, the Company announced it will remain independent and will now focus on deploying the Company's capital into income-producing net leased real estate. The Company’s new investment criteria will primarily focus on single tenant net lease investments with durable credits across a variety of industries in markets across the United States. New investments initially will be funded from existing financial resources. Subsequently, subject to market conditions, the Company expects to seek to raise additional debt and/or equity capital to support further growth. The Company’s commercial real estate finance business, which operates under the name Gramercy Finance, currently manages approximately $1,800,000 of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities which are financed through three non-recourse collateralized debt obligations, or CDOs. The Company’s property management and investment business, which operates under the name Gramercy Realty, currently manages, for third parties, approximately $1,900,000 of commercial properties leased primarily to regulated financial institutions, and affiliated users throughout the United States. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity but are divisions of the Company through which the Company’s commercial real estate finance and property management and investment businesses are conducted.

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

The Company conducts substantially all of its operations through its operating partnership, GKK Capital LP, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Operating Partnership conducts its finance business primarily through two private REITs, Gramercy Investment Trust and Gramercy Investment Trust II; its commercial real estate investment business through various wholly-owned entities; and its realty management business through a wholly-owned TRS.

 As of September 30, 2012 , Gramercy Finance held loans and other lending investments and CMBS of $1,810,615 net of unamortized fees, discounts, asset sales, reserves for loan losses and other adjustments, with an average spread to 30-day LIBOR of 350 basis points for its floating rate investments, and an average yield of approximately 8.65% for its fixed rate investments. As of September 30, 2012, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, and seven interests in real estate acquired through foreclosures.

 As of September 30, 2012, Gramercy Realty’s portfolio consisted of 31 bank branches and 13 office buildings and Gramercy Realty’s consolidated properties aggregated approximately 572 thousand rentable square feet. As of September 30, 2012 and December 31, 2011, the occupancy of Gramercy Realty’s consolidated properties was 40.9% and 39.2%, respectively. In addition to its owned portfolio, Gramercy Realty also manages approximately $1,900,000 of real estate assets that were transferred to affiliates of KBS Real Estate Investment, Inc., or KBS, pursuant to a collateral transfer and settlement agreement, or the Settlement Agreement, executed in September 2011 for an orderly transition of substantially all of Gramercy Realty’s prior assets to affiliates of KBS, Gramercy Realty’s senior mezzanine lender, in full satisfaction of Gramercy Realty’s obligations with respect to Gramercy Realty’s $549,713 senior and junior mezzanine loans with KBS, Goldman Sachs Mortgage Company, or GSMC, Citicorp North America, Inc., or Citicorp, and SL Green, or the Goldman Mezzanine Loans. The portfolio of transferred properties, or the KBS Portfolio, is comprised of 514 bank branches, 273 office buildings and one land parcel, totaling approximately 20.1 million rentable square feet.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

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

2. Significant Accounting Policies

Reclassifications and Prior Year Adjustments

For purposes of comparability, certain prior-year amounts have been reclassified to conform to the current-year presentation for assets classified as discontinued operations.

The prior year amounts presented for the three and nine months ended September 30, 2011 have been adjusted to correct for an overstatement of the charge related to other-than-temporary impairment on CMBS investments. The Company identified and corrected an error in the discount rate used in the calculation of other-than-temporary impairment on CMBS investments and recorded an adjustment to correct the other-than-temporary impairment in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. This error resulted in a $15,048 overstatement of the other-than-temporary impairment charge within continuing operations reflected in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss) and a corresponding understatement of the unrealized holding gains (losses) reflected in Other Comprehensive Income and an overstatement of accumulated deficit and a corresponding understatement in accumulated other comprehensive loss in the Company’s Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Non-Controlling Interests. In addition this error resulted in an understatement of income from continuing operations and net income for the three and nine months ended September 30, 2011, but did not affect comprehensive income attributable to the Company during such periods.

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

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

Variable Interest Entities

The following is a summary of the Company’s involvement with VIEs as of September 30, 2012:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Collateralized debt obligations	$1,974,578	$2,486,962	$2,657,234	$2,695,246

The following is a summary of the Company’s involvement with VIEs as of December 31, 2011:

	Company carrying value-assets		Company carrying value-liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Collateralized debt obligations	$1,990,922		$2,654,109	$2,927,748	$2,880,953
Unconsolidated VIEs
CMBS-controlling class	$-	(1)	$-	$624,592	$624,592

(1)	CMBS are assets held by the collateralized debt obligations classified on the Condensed Consolidated Balance Sheets as an Asset of Consolidated VIEs.

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

The Company is not obligated to provide, nor has it provided, any financial support to these entities. Substantially all of the Company’s securities portfolio, with an original aggregate face amount of $1,192,466, is financed by the Company’s CDOs, and the Company’s exposure to loss is therefore limited to its interests in these consolidated entities described above. The Company has not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, the Company does not directly control the activities that most significantly impact the VIE’s economic performance.

As of December 31, 2011, the Company had an investment in a controlling class CMBS with a carrying value of $0. The Company analyzed its investment in the controlling class CMBS to determine if it was the primary beneficiary and determined that it was not required to consolidate the CMBS Trust. At September 30, 2012, the Company’s investment in the securities of the controlling non-investment grade CMBS investment, GS Mortgage Securities Trust 2007-GKK1, or the Trust, were fully charged off.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

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

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are both protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity in net income or loss and cash contributions and distributions. Any difference between the carrying amount of the investments on the Company’s Condensed Consolidated Balance Sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of September 30, 2012 and December 31, 2011, the Company had investments of $10,733 and $496 in two and one joint ventures, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at September 30, 2012 consists of $69,813 on deposit with the trustee of the Company’s CDOs. The remaining balance consists of $90 which represents amounts escrowed pursuant to mortgage agreements securing the Company’s real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Assets Held-for-Sale

Real Estate and CTL Investments Held-for-Sale

Real estate investments or CTL investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of September 30, 2012 and December 31, 2011, the Company had real estate investments held-for-sale of $18,514 and $42,965, respectively. The Company recorded impairment charges of $1,981 and $4,620 for the three and nine months ended September 30, 2012, respectively, and $0 and $886 for the three and nine months ended September 30, 2011, respectively, related to real estate investments classified as held-for-sale, which are included in net income (loss) from discontinued operations.

Loans and Other Lending Investments Held-for-Sale

Loans held-for-investment are intended to be held-to-maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, and repayments unless such loan or investment is deemed to be impaired. Loans held-for-sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. As of September 30, 2012 and December 31, 2011, the Company had no loans and other lending investment designated as held-for-sale. The Company recorded impairment charges of $0 and $1,000 for the three and nine months ended September 30, 2012 and no impairment charges for the three and nine months ended September 30, 2011 related to loans and other lending investments held-for-sale.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

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

During the three and nine months ended September 30, 2012, the Company did not repurchase notes previously issued by the Company’s CDOs. During the three and nine months ended September 30, 2011, the Company repurchased, at a discount, $0 and $48,259, respectively, of notes previously issued by one of the Company’s three CDOs. The Company recorded a net gain on the early extinguishment of debt of $0 and $14,526 for the three and nine months ended September 30, 2011, respectively, in connection with the repurchase of the notes.

Commercial Mortgage-Backed Securities

The Company designates its CMBS investments on the date of acquisition of the investment, including the determination of the appropriate accounting model for impairment and revenue recognition based on the Company’s assessment of the risk of loss. CMBS securities that the Company does not hold for the purpose of selling in the near-term but may dispose of prior to maturity, are designated as available-for-sale and are carried at estimated fair value with the net unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Upon the disposition of a CMBS investment designated as available-for-sale, the unrealized gain or loss recognized in accumulated other comprehensive income is reversed. A realized gain or loss is computed by comparing the amortized cost of the CMBS investment sold to the cash proceeds received, and the resultant gain or loss is recorded in other income on the Condensed Consolidated Statement of Comprehensive Income (Loss). Unrealized losses that are, in the judgment of management, an other-than-temporary impairment are bifurcated into (i) the amount related to credit losses and (ii) the amount related to all other factors. The evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including key terms of the securities and the effect of local, industry and broader economic trends. The portion of the other-than-temporary impairment related to credit losses is computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected and is charged against earnings on the Condensed Consolidated Statement of Comprehensive Income (Loss). The portion of the other-than-temporary impairment related to all other factors is recognized as a component of other comprehensive loss on the Condensed Consolidated Balance Sheet. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

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

During the three and nine months ended September 30, 2012, the Company recorded an other-than-temporary impairment charge of $15,372 and $51,446, respectively, due to adverse changes in expected cash flows related to nine and 22 CMBS investments. During the three and nine months ended September 30, 2011, the Company recognized an other-than-temporary impairment charge of $5,653 and $11,690, respectively, due to an adverse change in expected cash flows related to credit losses for two and three CMBS investments, respectively, which are recorded in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

At the date of the other-than-temporary impairment, the Company calculates a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income. Assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due.

The Company determines the fair value of CMBS based on the types of securities in which the Company has invested. The Company consults with dealers of securities to periodically obtain updated market pricing for the same or similar instruments. For securities for which there is no active market, the Company may utilize a pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from the Company’s own experience in the market, advice from dealers when available, and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates, when available, may vary to some degree, the Company must make certain judgments and assumptions based on unobservable inputs about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

During the three and nine months ended September 30, 2012, the Company sold no CMBS investments. The Company did not sell any CMBS investments during the three months ended September 30, 2011. During the nine months ended September 30, 2011, the Company sold eight CMBS investments for a realized gain of $15,126.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of September 30, 2012 and December 31, 2011 were $286 and $280, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Intangible Assets

As of September 30, 2012 and December 31, 2011, the Company’s intangible assets and acquired lease obligations were comprised of the following:

	September 30, 2012	December 31, 2011
Intangible assets:
In-place leases, net of accumulated amortization of $321 and $1,388	$287	$4,305
Above-market leases, net of accumulated amortization of $35 and $153	71	672
Amounts related to assets held for sale, net of accumulated amortization of $0 and $1,199	-	(4,500)
Total intangible assets	$358	$477

Intangible liabilities:
Below-market leases, net of accumulated amortization of $1,349 and $1,469	$1,745	$3,207
Amounts related to liabilities held for sale, net of accumulated amortization of $0 and $280	-	(1,302)
Total intangible liabilities	$1,745	$1,905

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

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

September 30, 2012

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

The Company designates loans as non-performing at such time as: (1) the loan becomes 90 days delinquent or (2) the loan has a maturity default. All non-performing loans are placed on non-accrual status and subsequent cash receipts are applied to principal or recognized as income when received. At September 30, 2012, the Company had one whole loan with a carrying value of $51,417 which was classified as a non-performing loan. At December 31, 2011, the Company had one whole loan with a carrying value of $51,417 and two mezzanine loans with an aggregate carrying value of $0 which were classified as non-performing loans.

The Company classifies loans as sub-performing if they are not performing in material accordance with their terms, but they do not qualify as non-performing loans and the specific facts and circumstances of these loans may cause them to develop into non-performing loans should certain events occur in the normal passage of time, which the Company considers to be 90 days from the measurement date. At September 30, 2012, two whole loans with a carrying value of $23,313 and one subordinate interest in a whole loan with a carrying value of $3,000 were classified as sub-performing. At December 31, 2011, two whole loans with an aggregate carrying value of $44,555 and one preferred equity investment with a carrying value of $1,295 were classified as sub-performing.

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

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

If, upon completion of the valuation, the estimated fair value of the underlying collateral securing the loan is less than the net carrying value of the loan, an allowance is created with a corresponding charge to the provision for loan losses. The allowance for each loan is maintained at a level the Company believes is adequate to absorb losses. During the nine months ended September 30, 2012, the Company incurred charge-offs totaling $157,774 relating to realized losses on six loan investments. During the year ended December 31, 2011, the Company incurred charge-offs totaling $66,856 relating to realized losses on five loans. The Company maintained a reserve for loan losses of $79,228 against eight separate investments with an aggregate carrying value of $238,447 as of September 30, 2012, and a reserve for loan losses of $244,840 against 15 separate investments with an aggregate carrying value of $294,083 as of December 31, 2011.

Stock-Based Compensation Plans

The Company has stock-based compensation plans, as more fully described in Note 9. The Company accounts for these plans using the fair value recognition provisions. The Company uses the Black-Scholes option-pricing model to estimate the fair value of a stock option award. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation cost. These inputs are highly subjective and generally require significant analysis and judgment to develop.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period.

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2012 and 2011:

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

September 30, 2012

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

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity (deficit) prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

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

For the three and nine months ended September 30, 2012, the Company reversed $39 and recorded $3,379 of income tax expense, respectively. For the three and nine months ended September 30, 2011, the Company recorded $0 and $73 of income tax expense, respectively. Tax expense is comprised of U.S. federal, state and local taxes primarily attributable to the TRS in which the Company’s real estate management business is conducted.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. For the three and nine months ended September 30, 2012 and September 30, 2011, the Company did not incur any material interest or penalties.

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

September 30, 2012

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

Three investments accounted for approximately 24.8% of the total carrying value of the Company’s loan and other lending investments as of September 30, 2012, compared to three investments which accounted for approximately 21.1% of the total carrying value of the Company’s loan and other lending investments as of December 31, 2011. Four investments accounted for approximately 16.1% and 15.4% of the revenue earned on the Company’s loan and other lending investments for the three and nine months ended September 30, 2012, respectively, compared to five and seven investments accounted for approximately 16.5% and 15.6% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2011. The largest sponsor accounted for approximately 17.0% and 14.1% of the total carrying value of the Company’s loan and other lending investments as of September 30, 2012 and December 31, 2011, respectively. The largest sponsor accounted for approximately 12.2% and 11.4% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2012, respectively, compared to 10.4% and 4.0% of the revenue earned on the Company's loan and other lending investments for the three and nine months ended September 30, 2011, respectively.

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

In June 2011, the FASB issued updated guidance on comprehensive income which amends GAAP to conform to the disclosure requirements of IFRS. The amendment eliminates the option to present components of other comprehensive income as part of the Statement of Stockholders’ Equity (Deficit) and Non-Controlling Interests and requires a separate Statement of Comprehensive Income or two consecutive statements in the Statement of Operations and in a separate Statement of Comprehensive Income. This guidance also requires the presentation of reclassification adjustments for each component of other comprehensive income on the face of the financial statements rather than in the notes to the financial statements.The Company adopted this in the first quarter of 2012, opting to present the Statement of Comprehensive Income as a single continuous statement. This guidance was effective as of January 1, 2012, except for the disclosure of reclassification adjustments which was postponed for re-deliberation by the FASB, and its adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

3. Loans, Other Lending Investments and Commercial Mortgage-Backed Securities

The aggregate carrying values, allocated by product type and weighted-average coupons, of the Company’s loans, other lending investments and CMBS investments as of September 30, 2012 and December 31, 2011, were as follows:

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR (2)
	2012	2011	2012	2011	2012	2011	2012	2011
Whole loans, floating rate	$583,468	$689,685	63.4%	63.8%	-	-	348 bps	331 bps
Whole loans, fixed rate	175,642	202,209	19.1%	18.7%	8.45%	8.35%	-	-
Subordinate interests in whole loans, floating rate	2,588	25,352	0.3%	2.3%	-	-	250 bps	575 bps
Subordinate interests in whole loans, fixed rate	93,350	89,914	10.2%	8.3%	10.30%	10.50%	-	-
Mezzanine loans, floating rate	21,017	46,002	2.3%	4.3%	-	-	705 bps	860 bps
Mezzanine loans, fixed rate	42,897	23,847	4.7%	2.2%	10.87%	10.34%	-	-
Preferred equity, floating rate	-	3,615	0.0%	0.3%	-	-	0 bps	234 bps
Preferred equity, fixed rate	-	1,295	0.0%	0.1%	0.00%	0.00%	-	-
Subtotal/ Weighted average	918,962	1,081,919	100.0%	100.0%	9.30%	9.08%	360 bps	370 bps
CMBS, floating rate	35,090	47,855	3.9%	6.2%	-	-	172 bps	96 bps
CMBS, fixed rate	856,563	727,957	96.1%	93.8%	8.42%	8.22%	-	-
Subtotal/ Weighted average	891,653	775,812	100.0%	100.0%	8.42%	8.22%	172 bps	96 bps
Total	$1,810,615	$1,857,731	100.0%	100.0%	8.65%	8.48%	350 bps	354 bps

(1)	Loans and other lending investments are presented net of unamortized fees, discounts, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

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

September 30, 2012

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

A summary of the Company’s loans by risk rating and loan class as of September 30, 2012 and December 31, 2011 are as follows:

	Risk Ratings as of September 30, 2012
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole loans	19	$579,512	$558,427	7	$270,419	$200,683
Subordinate interest in whole loans	2	105,457	90,350	2	6,588	5,588
Mezzanine loans	1	19,490	19,325	3	44,526	44,589
Preferred equity	-	-	-	-	-	-

Total	22	$704,459	$668,102	12	$321,533	$250,860

	Risk Ratings as of December 31, 2011
	One to Three			Four to Six
	Number of Loans	Unpaid Principal Balance	Carrying Value	Number of Loans	Unpaid Principal Balance	Carrying Value
Whole loans	21	$610,533	$583,405	11	$440,752	$308,491
Subordinate interest in whole loans (1)	5	134,932	115,265	-	-	-
Mezzanine loans	-	-	-	7	128,244	69,848
Preferred equity	-	-	-	3	68,116	4,910

Total	26	$745,465	$698,670	21	$637,112	$383,249

(1) Includes one interest-only strip.

 Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

As of September 30, 2012, the Company’s loans and other lending investments, excluding CMBS investments, had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing		Carrying Value		% of Total
2012	4	(1)	$113,506		12.4%
2013	12		266,575		29.0%
2014	7		162,912		17.7%
2015	4		74,134		8.1%
2016	3		124,512		13.5%
Thereafter	4		177,323		19.3%
Total	34		$918,962		100.0%

Weighted average maturity			2.1	(2)

(1)	Of the loans maturing in 2012, one loan with a carrying value of $38,775 has an extension option, which is subject to performance criteria.
(2)	The calculation of weighted-average maturity is based upon the remaining initial term of the investment and does not include option or extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

For the three and nine months ended September 30, 2012 and 2011, the Company’s investment income from loans, other lending investments and CMBS investments, was generated by the following investment types:

	Three months ended September 30, 2012		Three months ended September 30, 2011
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$11,844	33.2%	$12,816	32.7%
Subordinate interests in whole loans	2,616	7.3%	3,276	8.4%
Mezzanine loans	1,486	4.1%	3,025	7.7%
Preferred equity	-	0.0%	721	1.8%
CMBS	19,736	55.4%	19,347	49.4%
Total	$35,682	100.0%	$39,185	100.0%

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Investment Income	% of Total	Investment Income	% of Total
Whole loans	$37,355	33.8%	$36,635	30.7%
Subordinate interests in whole loans	7,987	7.2%	6,654	5.6%
Mezzanine loans	5,260	4.8%	13,308	11.1%
Preferred equity	1,073	1.0%	2,109	1.8%
CMBS	58,802	53.2%	60,738	50.8%
Total	$110,477	100.0%	$119,444	100.0%

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

At September 30, 2012 and December 31, 2011, the Company’s loans and other lending investments, excluding CMBS investments, had the following geographic diversification:

	September 30, 2012		December 31, 2011
Region	Carrying Value	% of Total	Carrying Value	% of Total
Northeast	$245,769	26.7%	$306,428	28.4%
Midwest	224,358	24.5%	220,684	20.4%
West	197,026	21.4%	208,902	19.3%
South	101,830	11.1%	121,531	11.2%
Various	68,112	7.4%	102,982	9.5%
Southwest	65,847	7.2%	63,773	5.9%
Mid-Atlantic	16,020	1.7%	57,619	5.3%
Total	$918,962	100.0%	$1,081,919	100.0%

At September 30, 2012 and December 31, 2011, the Company’s loans and other lending investments, excluding CMBS investments, by property type were as follows:

	September 30, 2012		December 31, 2011
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
Office	$454,109	49.4%	$515,751	47.7%
Hotel	223,369	24.3%	240,380	22.2%
Retail	111,038	12.1%	128,055	11.8%
Multifamily	60,328	6.6%	51,065	4.7%
Land - Commercial	11,177	1.2%	84,431	7.8%
Other (1)	24,788	2.7%	24,859	2.3%
Condo	17,267	1.9%	18,041	1.7%
Industrial	14,631	1.6%	15,387	1.4%
Mixed-Use	2,255	0.2%	3,950	0.4%
Total	$918,962	100.0%	$1,081,919	100.0%

The Company reversed loan loss provisions recorded in prior periods of $16,372 and $7,838 for the three and nine months ended September 30, 2012, respectively. The Company recorded provision for loan losses of $10,199 and $46,482 for the three and nine months ended September 30, 2011, respectively. These provisions represent increases in loan loss reserves based on management's estimates considering delinquencies, loss experience, collateral quality by individual asset or category of asset and modifications that resulted in troubled debt restructurings.

For the nine months ended September 30, 2012, the Company incurred charge-offs of $157,774 related to realized losses on six loan investments. During the year ended December 31, 2011, the Company incurred charge-offs totaling $66,856 related to five loan investments.

The interest income recognized from impaired loans during the time within the financial statement period that they were impaired or reserved for was $2,502 and $9,871 for the three and nine months ended September 30, 2012, respectively. The interest income recognized from impaired loans during the time within the financial statement period that they were impaired or reserved for was $5,487 and $20,940 for the three and nine months ended September 30, 2011, respectively.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

Changes in the reserve for loan losses as of September 30, 2012 were as follows:

	Whole loans	Subordinate interests in whole loans	Mezzanine loans	Preferred equity	Total
Reserve for loan losses, December 31, 2011	$144,950	$2,367	$34,114	$63,409	$244,840
Additional provision for loan losses, net of recoveries	4,501	-	-	(1,956)	2,545
Charge-offs	-	-	(34,114)	-	(34,114)
Reserve for loan losses, March 31, 2012	149,451	2,367	-	61,453	213,271
Additional provision for loan losses, net of recoveries	4,000	-	-	1,989	5,989
Charge-offs	(6,500)	-	-	(9,045)	(15,545)
Reserve for loan losses, June 30, 2012	146,951	2,367	-	54,397	203,715
Additional provision for loan losses, net of recoveries	(13,022)	(1,367)	-	(1,983)	(16,372)
Charge-offs	(55,701)	-	-	(52,414)	(108,115)
Reserve for loan losses, September 30, 2012	$78,228	$1,000	$-	$-	$79,228

Changes in the reserve for loan losses as of September 30, 2011 were as follows:

	Whole loans	Subordinate interests in whole loans	Mezzanine loans	Preferred equity	Total
Reserve for loan losses, December 31, 2010	$126,823	$60,585	$24,708	$51,400	$263,516
Additional provision for loan losses, net of recoveries	15,500	-	-	2,000	17,500
Charge-offs	(403)	-	-	-	(403)
Reserve for loan losses, March 31, 2011	141,920	60,585	24,708	53,400	280,613
Additional provision for loan losses, net of recoveries	953	4,000	13,830	-	18,783
Charge-offs	-	-	-	-	-
Reserve for loan losses, June 30, 2011	142,873	64,585	38,538	53,400	299,396
Additional provision for loan losses, net of recoveries	9,199	-	-	1,000	10,199
Charge-offs	-	(64,000)	-	-	(64,000)
Reserve for loan losses, September 30, 2011	$152,072	$585	$38,538	$54,400	$245,595

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

As of September 30, 2012 and 2011, the Company’s recorded investments in impaired loans were as follows:

	As of September 30, 2012			For the three months ended September 30, 2012		For the nine months ended September 30, 2012
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Recorded Investment Balance (1)	Investment Income Recognized	Average Recorded Investment Balance (1)	Investment Income Recognized
Whole loans	$311,714	$235,447	$78,228	$229,891	$2,308	$231,232	$6,943
Subordinate interests in whole loans	4,000	3,000	1,000	3,750	147	3,900	147
Mezzanine loans	-	-	-	-	-	-	-
Preferred equity	-	-	-	-	-	-	-

Total	$315,714	$238,447	$79,228	$233,641	$2,455	$235,132	$7,090

(1) Represents the average of the month end balances for the three and nine months ended September 30, 2012.

	As of September 30, 2011			For the three months ended September 30, 2011		For the nice months ended September 30, 2011
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Average Recorded Investment Balance (1)	Investment Income Recognized	Average Recorded Investment Balance (1)	Investment Income Recognized
Whole loans	$490,234	$340,821	$152,073	$349,260	$3,360	$360,163	$12,443
Subordinate interests in whole loans	5,822	5,237	585	5,206	60	5,148	175
Mezzanine loans	69,296	30,759	38,537	30,268	1,042	37,615	4,187
Preferred equity	60,716	6,518	54,400	7,267	673	8,006	2,061

Total	$626,068	$383,335	$245,595	$392,001	$5,135	$410,932	$18,866

(1) Represents the average of the month end balances for the three and nine months ended September 30, 2011.

  Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

During the nine months ended September 30, 2012, the Company modified two loans which were considered troubled debt restructurings. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, and where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. The Company reduced the interest rate on all of these loans by a combined weighted average of 0.9% and extended all of the loans by a combined weighted average of 1.4 years. as of September 30, 2012, the Company had no unfunded commitments on modified loans considered troubled debt restructurings.

These loans were modified to increase the total recovery of the combined principal and interest from the loan. Any loan modification is predicated upon a goal of maximizing the collection of the loan. The Company believes that the borrowers can perform under the new terms and therefore none of the loans which were modified and considered to be troubled debt restructurings were classified as non-performing as of September 30, 2012.

The Company’s troubled debt restructurings for the nine months ended September 30, 2012 were as follows:

	As of September 30, 2012
	Number of Investments	Pre-modification Unpaid Principal Balance (1)	Post-modification Unpaid Principal Balance (2)
Whole loans	2	$75,767	$75,767
Subordinate interests in whole loans	-	-	-
Mezzanine loans	-	-	-
Preferred equity	-	-	-

Total	2	$75,767	$75,767

(1) Unpaid principal balance as of the last modification, but before any paydowns, not including payment-in-kind.
(2) This represents the unpaid principal balance of the loan for the quarter end following the modification.

The Company’s troubled debt restructurings for the nine months ended September 30, 2011 were as follows:

	As of September 30, 2011
	Number of Investments	Pre-modification Unpaid Principal Balance (1)	Post-modification Unpaid Principal Balance (2)
Whole loans	3	$139,725	$140,404
Subordinate interests in whole loans	-	-	-
Mezzanine loans	-	-	-
Preferred equity	1	12,214	12,214

Total	4	$151,939	$152,618

(1) Unpaid principal balance as of the last modification, but before any paydowns, not including payment-in-kind.
(2) This represents the unpaid principal balance of the loan for the quarter end following the modification.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

As of September 30, 2012 and December 31, 2011, the Company’s non-performing loans by class were as follows:

	As of September 30, 2012
	Number of Investments	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Whole loans	1	$51,417	$-	$51,417
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	-	-	-	-
Preferred equity	-	-	-	-

Total	1	$51,417	$-	$51,417

	As of December 31, 2011
	Number of Investments	Carrying Value	Less Than 90 Days Past Due	Greater Than 90 Days Past Due
Whole loans	1	$51,417	$-	$51,417
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	2	-	-	-
Preferred equity	-	-	-	-

Total	3	$51,417	$-	$51,417

The following is a summary of the Company’s CMBS investments at September 30, 2012:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Available for Sale:
Floating rate CMBS	3	$37,502	$36,131	$35,090	$-	$(1,041)
Fixed rate CMBS	106	1,154,964	935,446	856,563	85,203	(164,086)
Total	109	$1,192,466	$971,577	$891,653	$85,203	$(165,127)

The following is a summary of the Company’s CMBS investments at December 31, 2011:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Available for Sale:
Floating rate CMBS	3	$53,500	$51,848	$47,855	$-	$(3,993)
Fixed rate CMBS	108	1,185,777	982,801	727,957	44,115	(298,959)
Total	111	$1,239,277	$1,034,649	$775,812	$44,115	$(302,952)

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

The following table shows the Company’s estimated fair value, unrealized losses, aggregated by investment category, and length of time that individual CMBS investments have been in a continuous unrealized loss position at September 30, 2012:

	Less than 12 Months		12 Months or More		Total
Description	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Floating rate CMBS	$-	$-	$35,090	$(1,041)	$35,090	$(1,041)
Fixed rate CMBS	-	-	525,018	(164,086)	525,018	$(164,086)
Total temporarily impaired securities	$-	$-	$560,108	$(165,127)	$560,108	$(165,127)

The Company performed an assessment of all of its CMBS investments that are in an unrealized loss position (when a CMBS investment’s amortized costs basis, including the effect of other-than-temporary impairments, exceeds its fair value) and determined the following:

				Unrealized losses
	Number of Investments	Fair value	Amortized Cost Basis	Credit (1)	Non-Credit
CMBS investments the Company intends to sell	-	$-	$-	$-	$-
CMBS investments the Company is more likely than not to be required to sell	-	-	-	-	-
CMBS investments the Company has no intent to sell and is not more likely than not to be required to sell:
Credit impaired CMBS investments	10	74,686	106,302	30,907	(31,616)
Non credit impaired CMBS investments	45	485,422	618,933	-	(133,511)
Total CMBS investments in an unrealized loss position	$55	$560,108	$725,235	$30,907	$(165,127)

(1)   Credit losses are recognized as other-than-temporary impairments on the Condensed Consolidated  Statement of Comprehensive Income (Loss).

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

The following table summarizes the activity related to credit losses on CMBS investments for the nine months ended September 30, 2012:

Balance as of December 31, 2011 of credit losses on CMBS investments for which a portion of an OTTI, was recognized in other comprehensive income	$38,363
Additions to credit losses:
On securities for which an OTTI was not previously recognized	20,101
On securities for which an OTTI was previously recognized and a portion of an other-than-temporary impairment was recognized in other comprehensive income	21,067
On securities for which an OTTI was previously recognized without any portion of other-than-temporary impairment recognized in other comprehensive income	10,279
Reduction for credit losses:
On CMBS investments for which no other-than-temporary impairment was recognized in other comprehensive income at current measurement date	(15,064)
On CMBS investments sold during the period	-
On securities charged off during the period	-
For increases in cash flows expected to be collected that are recognized over the remaining life of the CMBS investments	-
Balance as of September 30, 2012 of credit losses on CMBS investments for which a portion of an OTTI was recognized in other comprehensive income	$74,746

As of September 30, 2012, the Company’s CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Amortized Cost	Percent of Amortized Cost	Fair Value	Percent of Fair Value
Less than 1 year	2	$32,502	3.4%	$31,690	3.5%
1 - 5 years	101	921,155	94.8%	832,376	93.4%
5 - 10 years	6	17,920	1.8%	27,587	3.1%
Total	109	$971,577	100.0%	$891,653	100.0%

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

The following is a summary of the underlying credit ratings of the Company’s CMBS investments at September 30, 2012 and December 31, 2011 (for split-rated securities, the higher rating was used):

	September 30, 2012		December 31, 2011
	Carrying Value	Percentage	Carrying Value	Percentage
Investment grade:
AAA	$97,277	10.9%	$97,550	12.6%
AA+	31,690	3.6%	-	0.0%
AA	7,636	0.9%	30,841	4.0%
AA-	6,071	0.7%	27,436	3.5%
A+	-	0.0%	58,400	7.5%
A	42,341	4.7%	13,094	1.7%
A-	30,670	3.4%	-	0.0%
BBB+	36,013	4.0%	37,498	4.8%
BBB	58,632	6.6%	52,523	6.8%
BBB-	114,239	12.8%	126,771	16.3%
Total investment grade	424,569	47.6%	444,113	57.2%

Non-investment grade:
BB+	7,750	0.9%	24,696	3.2%
BB	78,894	8.8%	53,579	6.9%
BB-	8,953	1.0%	12,700	1.6%
B+	32,745	3.7%	54,076	7.0%
B	164,137	18.3%	103,764	13.4%
B-	48,786	5.5%	35,348	4.6%
CCC+	62,069	7.0%	27,840	3.6%
CCC	49,565	5.6%	14,499	1.9%
CCC-	10,793	1.2%	3,172	0.4%
CC	3,050	0.3%	-	0.0%
C	342	0.1%	2,025	0.2%
Total non-investment grade	467,084	52.4%	331,699	42.8%

Total	$891,653	100.0%	$775,812	100.0%

The Company evaluates CMBS investments to determine if there has been an other-than-temporary impairment which is generally indicated by significant change in estimated cash flows from the cash flows previously estimated based on actual prepayments and credit loss experience. The Company’s unrealized losses are primarily the result of market factors other than credit impairment. Unrealized losses can be caused by changes in interest rates, changes in credit spreads, realized losses in the underlying collateral, or general market conditions. The Company evaluates CMBS investments on a quarterly basis and has determined that there has been an adverse change in expected cash flows related to credit losses for nine and 22 CMBS investments during the three and nine months ended September 30, 2012, respectively. Therefore, the Company recognized an other-than-temporary impairment of $15,372 and $51,446 during the three and nine months ended September 30, 2012, respectively, that was recorded in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). The Company recognized an other-than-temporary impairment of $5,653 and $11,690 during the three and nine months ended September 30, 2011, respectively, that was recorded in the Company’s Condensed Consolidated Statements of Operations. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of management is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans, (ii) current subordination levels for individual loans which serve as collateral under the Company’s securities, and (iii) current subordination levels for the securities themselves. The Company’s assessment of cash flows, which is supplemented by third-party research reports and dialogue with market participants, combined with the Company’s expectation to recover book value, is the basis for its conclusion the remainder of these investments are not other-than-temporarily impaired, despite the difference between the carrying value and the fair value. The Company has considered rating downgrades in its evaluation and apart from the nine bonds noted above, believes that the book value of its CMBS investments is recoverable at September 30, 2012. The Company attributes the current difference between carrying value and market value to current market conditions including a decrease in demand for structured financial products and commercial real estate.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

The Company has concluded that it does not intend to sell these securities and it is not likely it will be required to sell the securities before recovering the amortized cost basis. During the three and nine months ended September 30, 2012, the Company did not sell any CMBS securities.

In connection with a preferred equity investment which was repaid in October 2006, the Company had guaranteed a portion of the outstanding principal balance of the first mortgage loan that is a financial obligation of the entity in which the Company was previously a preferred equity investor, in the event of a borrower default under such loan. In July 2012, the first mortgage loan was repaid and the Company’s guarantee was terminated. The Company’s maximum exposure under this guarantee is approximately $0 and $1,343 as of September 30, 2012 and December 31, 2011, respectively.

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

During the three and nine months ended September 30, 2012, the Company sold 0 and 15 properties, respectively, for net sales proceeds of $0 and $37,259, respectively. During the three and nine months ended September 30, 2011, the Company sold or disposed of one and six properties, respectively, for net sales proceeds of $1,019 and $21,509, respectively. The sales transactions resulted in gains totaling $0 and $11,996 for the three and nine months ended September 30, 2012, respectively. The sales transactions resulted in gains totaling $163 and $2,536 for the three and nine months ended September 30, 2011, respectively. The following tables breaks out the property sales by business segment:

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
	Number of Properties	Net Sale Proceeds	Gains	Number of Properties	Net Sale Proceeds	Gains

Finance	-	$-	$-	3	$33,082	$9,904
Realty	-	-	-	12	4,177	2,092
Total	-	$-	$-	15	$37,259	$11,996

	For the three months ended September 30, 2011			For the nine months ended September 30, 2011
	Number of Properties	Net Sale Proceeds	Gains	Number of Properties	Net Sale Proceeds	Gains
Finance	-	$-	$-	1	$17,740	$936
Realty	1	1,019	163	5	3,769	1,600
Total	1	$1,019	$163	6	$21,509	$2,536

The Company separately classifies properties held-for-sale in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Comprehensive Income (Loss). In the normal course of business the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held-for-sale or classify a property that was designated as held-for-sale back to held-for-investment. As of September 30, 2012 and December 31, 2011, the Company did not reclassify any properties previously identified as held-for-sale to held-for-investment.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

The Company classified two properties as held-for-sale as of September 30, 2012 and one property as held-for-sale as of December 31, 2011. The following table summarizes information for these properties:

	September 30, 2012	December 31, 2011
Assets held-for-sale:
Real estate investments, at cost:
Land	$18,295	$14,430
Building and improvement	114	15,717
Total real estate investments, at cost	18,409	30,147
Less: accumulated depreciation	(26)	(498)
Real estate investments held-for-sale, net	18,383	29,649
Accrued interest and receivables	(8)	244
Acquired lease asets, net of accumulated amortization	-	4,500
Deferred costs	-	60
Other assets	139	8,512
Total assets held-for-sale	$18,514	$42,965

Liabilities related to assets held-for-sale:
Accrued expenses	$148	$386
Deferred revenue	38	20
Below market lease liabilities, net of accumulated amortization	-	1,302
Total liabilities related to assets held-for-sale	$186	$1,708
Net assets held-for-sale	$18,328	$41,257

The following operating results of the assets held-for-sale as of September 30, 2012 and the assets sold during the nine months ended September 30, 2012 and 2011, are included in discontinued operations for all periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating Results:
Revenues	$275	$65,991	$1,061	$204,914
Operating expenses	(2,605)	(39,955)	(6,822)	(131,671)
Marketing, general and administrative	-	(416)	8	(1,048)
Depreciation and amortization	(6)	(16,424)	(63)	(53,351)
Equity in net income from unconsolidated joint venture	-	(442)	-	(1,896)
Net income (loss) from operations	(2,336)	8,754	(5,816)	16,948
Gain on extinguishment of debt	-	128,951	-	128,951
Net gains from disposals	-	162	11,996	2,536
Net income (loss) from discontiued operations	$(2,336)	$137,867	$6,180	$148,435

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

Subsequent to September 30, 2012 the Company entered into agreements of sale on two properties for approximately $1,695 with a total carrying value of $1,631 as of September 30, 2012, and net loss of $31 and $63 for the three and nine months ended September 30, 2012, respectively.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

5. Investments in Joint Ventures

At September 30, 2012 and December 31, 2011, the carrying value of the Company’s joint venture investments was as follows:

		Carrying Value
	Ownership Interest	September 30, 2012	December 31, 2011

200 Franklin Square Drive, Somerset, New Jersey	25.0%	$295	$496
Southern California Office Portfolio	10.6%	10,438	-
		$10,733	$496

For the three and nine months ended September 30, 2012 and 2011, the Company’s pro rata share of net income (loss) of the joint ventures were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
200 Franklin Square Drive, Somerset, New Jersey	$31	$29	$88	$90
Citizens Portfolio	-	(442)	-	(1,896)
Southern California Office Portfolio	-	-	-	-
Total before discontinued operations	31	(413)	88	(1,806)
Less discontinued operations	-	442	-	1,896
Total	$31	$29	$88	$90

In August 2012, the Company formed a joint venture with an affiliate of Garrison Investment Group to acquire a 115-property office portfolio, or the Bank of America Portfolio, from KBS Real Estate Investment Trust, Inc. or KBS, for approximately $470,000 in cash plus the issuance of 6,000,000 shares of one or more classes of the Company’s common stock, valued at $15,000 at the execution date of the purchase agreement. The portfolio was previously part of the Company’s Gramercy Realty division, beneficial ownership of which was transferred to KBS pursuant to a collateral transfer and settlement agreement dated September 1, 2011. The portfolio totals approximately 5.6 million rentable square feet with a total portfolio occupancy of 88%. Approximately 81% of the portfolio is leased to Bank of America, N.A., under an 11-year master lease. The acquisition is expected to close in the fourth quarter of 2012. The Company’s asset strategy for this portfolio acquisition is to sell non-core multi-tenant assets and retain a core net-lease portfolio of high quality assets in primary and strong secondary markets, primarily leased to Bank of America. In addition to the Company’s share of the income of the portfolio, pursuant to the joint venture agreement, the Company will receive an asset management fee as well as a performance based fee for the portfolio management.

In September 2012, the Company, an affiliate of SL Green and several other unrelated parties recapitalized a portfolio of office buildings located in Southern California, or the Southern California Office Portfolio, through the contribution of an existing preferred equity investment to a newly formed joint venture both of which were held inside the Company’s CDOs. As of September 30, 2012, the joint venture had a carrying value of $10,438. For the three and nine months ended September 30, 2012, the Company recorded its pro rata share of net losses on the joint ventures of $0 and $0, respectively.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

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

The Company’s loans and other investments serve as collateral for the Company’s CDO securities, and the income generated from these investments is used to fund interest obligations of the Company’s CDO securities and the remaining income, if any, is retained by the Company. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained in its CDOs and to receive the subordinate collateral management fee earned. If some or all of the Company’s CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and the Company may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. The Company’s 2005 CDO failed its overcollateralization test at the October 2012 distribution date, the most recent distribution date, and previously failed its overcollateralization tests at the July 2012, October 2011, April 2011 and January 2011 distribution dates. As of October 2012, the Company’s 2006 CDO failed its asset overcollateralization test. The Company’s 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date. It is unlikely that the 2005, 2006, and 2007 CDO’s overcollateralization tests will be satisfied in the foreseeable future. During periods when the overcollateralization tests for the Company’s CDOs are not met, cash flows that the Company would otherwise receive are significantly curtailed.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

 On March 14, 2012, an interest payment due on a CMBS investment owned by the Company’s 2007 CDO was not received for the third consecutive interest payment date, which caused the CMBS investment to be classified as a Defaulted Security under the 2007 CDO’s indenture. This classification caused the Class A/B Par Value Ratio for the 2007 CDO notes to fall to 88.86% in breach of the Class A/B overcollateralization test threshold of 89%. This breach constitutes an event of default under the operative documents for the 2007 CDO. Pursuant to a letter dated in August 2012, a majority of the controlling class of senior note holders waived the related event of default and further agreed to waive any subsequent event of default related to the Class A/B overcollateralization test that may occur hereafter until the earlier of February 25, 2013 or the date that written instructions to the contrary are provided by such majority of the controlling class to the Trustee. The majority of the controlling class has reserved the right to revoke or extend such waiver at any time.

During the three and nine months ended September 30, 2012, the Company did not repurchase notes previously issued by the Company’s CDOs. During the three and nine months ended September 30, 2011, the Company repurchased, at a discount, $0 and $48,259, respectively, of notes previously issued by two of the Company’s three CDOs. The Company recorded a net gain on the early extinguishment of debt of $0 and $14,526 for the three and nine months ended September 30, 2011, respectively, in connection with the repurchase of the notes.

7. Related Party Transactions

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is a director of the Company. An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by the Company that are secured by properties in New York City, or in which the Company and SL Green are co-investors. For the three and nine months ended September 30, 2012, the Company incurred no expenses pursuant to the special servicing arrangement. For the three and nine months ended September 30, 2011, the Company incurred expenses of $41 and $124, respectively, pursuant to the special servicing arrangement.

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises are leased on a co-terminus basis with the remainder of its leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. On June 25, 2012, the lease was amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remain unchanged, except the Company now has the right to cancel the lease with 90 days notice. For the three and nine months ended September 30, 2012, the Company paid $96 and $269 under this lease, respectively. For the three and nine months ended September 30, 2011, the Company paid $76 and $230 under this lease, respectively.

In December 2007, the Company acquired a 50% interest in a $200,000 senior mezzanine loan secured by the borrower’s equity interest in the Southern California Office Portfolio, from a financial institution. Immediately thereafter, the Company participated 50% of the Company’s interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, the Company subsequently purchased from an affiliate of SL Green, its full participation in the senior mezzanine loan at a discount. In September 2011, a portion of the subsequently purchased mezzanine loan was converted to preferred equity. In September 2012, the Company, an affiliate of SL Green and several other unrelated parties recapitalized the Southern California Office Portfolio through the contribution of an existing preferred equity investment, to a newly formed joint venture. As of December 31, 2011, the original loan has a book value of $250, the subsequently purchased mezzanine loan has a book value of $7,337, and the preferred equity investment has a book value of $3,365. As of September 30, 2012, the newly formed joint venture has a carrying value of $10,438.

In August 2008, the Company closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in an $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, the Company purchased, at a discount, the remaining 50% interest in the loan from an SL Green affiliate for a discount of $9,420. As of September 30, 2012 and December 31, 2011, the loan has a book value of approximately $19,454 and $19,419, respectively.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

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

The following table presents the carrying value in the Condensed Consolidated Financial Statements and approximate fair value of financial instruments at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Lending investments (1)	$918,962	$913,269	$1,081,919	$1,060,646
CMBS	$891,653	$891,653	$775,812	$775,812
Derivative instruments	$205	$205	$919	$919
Financial liabilities:
Collateralized debt obligations (1)	$2,288,606	$1,440,692	$2,468,810	$1,509,907
Derivative instruments	$183,742	$183,742	$175,915	$175,915

(1) Lending investments and CDOs are classified as Level III due to significance of unobservable inputs which are based upon management assumptions.

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

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at September 30, 2012 and December 31, 2011. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2012 and December 31, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

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

At September 30, 2012	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$205	$-	$-	$205
Interest rate swaps	-	-	-	-
	$205	$-	$-	$205

CMBS available for sale:
Investment grade	$424,569	$-	$-	$424,569
Non-investment grade	467,084	-	-	467,084
	$891,653	$-	$-	$891,653

Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	183,742	-	-	183,742
	$183,742	$-	$-	$183,742

At December 31, 2011	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$919	$-	$-	$919
Interest rate swaps	-	-	-	-
	$919	$-	$-	$919

CMBS available for sale:
Investment grade	$444,113	$-	$-	$444,113
Non-investment grade	331,699	-	-	331,699
	$775,812	$-	$-	$775,812

Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	175,915	-	-	175,915
	$175,915	$-	$-	$175,915

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

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

Total losses from derivatives for the three and nine months ended September 30, 2012 are $2,980 and $8,113, respectively, and are included in Accumulated Other Comprehensive Loss. During the nine months ended September 30, 2012, the Company entered into one interest rate cap.

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

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	CMBS Available - for - sale - Investment Grade	CMBS Available - for - sale -Non- Investment Grade	Derivative Instruments

Balance as of December 31, 2011	$444,113	$331,699	$919
Transfers from securites held to maturity	-	-	-
Purchases of CMBS investments	535	-	-
Change in CMBS investment status	(67,354)	67,354	-
Purchases of derivative investments	-	-	-
Amortization of discounts or premiums	6,518	3,749	-
Proceeds from CMBS principal repayments	(22,428)	-	-
Adjustments to fair value:
Included in other comprehensive income	63,185	115,728	(714)
Gain (loss) from sales of CMBS investments	-	-	-
Other-than-temporary impairments	-	(51,446)	-
Balance as of September 30, 2012	$424,569	$467,084	$205

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

The following table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments - Interest Rate Swaps

Balance as of December 31, 2011	$175,915
Purchases of derivative investments	-
Adjustments to fair value:
Unrealized loss	7,827

Balance as of September 30, 2012	$183,742

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a non-recurring basis in its assessment of assets classified as loans and other lending investments, which are reported at cost and have been written down to fair value as a result of valuation allowances established for loan losses. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the nine months ended September 30, 2012:

At September 30, 2012	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:
Whole loans	$58,775	$-	$-	$58,775
Subordinate interests in whole loans	3,000	-	-	3,000
Mezzanine loans	-	-	-	-
Preferred equity	-	-	-	-
	$61,775	$-	$-	$61,775

Real Estate Investments:
Office	$-	$-	$-	$-
Land	23,400	-	-	23,400
Branch	-	-	-	-
	$23,400	$-	$-	$23,400

At December 31, 2011	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:
Whole loans	$132,261	$-	$-	$132,261
Subordinate interests in whole loans	3,514	-	-	3,514
Mezzanine loans	-	-	-	-
Preferred equity	4,910	-	-	4,910
	$140,685	$-	$-	$140,685

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

The total change in fair value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 were reversals of loan loss provisions of $16,372 and $7,838, respectively. The total change in fair value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 were additional provisions for loan losses of $10,199 and $46,482, respectively.

Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a non-recurring basis as of September 30, 2012 are:

	At September 30, 2012
Financial Asset	Fair Value	Valuation technique	Unobservable Inputs	Range
Lending investments:
Whole loans	$58,775	Discounted cash flows	Discount rate Capitalization rate	11.00% to 15.00% 6.50% to 9.00%
Subordinate interests in whole loans	$3,000	Discounted cash flows	Discount rate Capitalization rate	15.00% 7.00%
Real estate investments:
Land	$23,400	Unsolicited & solicited sale offers	Dollars per acre	$5,464 to $41,048

Real estate investments: The properties identified for impairment have been designated as assets held for sale. The impairment is calculated by comparing the results of the company’s marketing efforts and unsolicited purchase offers to the carrying value of the respective property. The marketing valuations are based on an internally developed discounted cash flow model which includes assumptions that require significant management regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements and other factors deemed necessary by management.

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

9. Stockholders’ Equity (Deficit)

The Company’s authorized capital stock consists of 125.0 million shares, $0.001 par value, of which the Company has authorized the issuance of up to 100.0 million shares of common stock, $0.001 par value per share, and 25.0 million shares of preferred stock, par value $0.001 per share. As of September 30, 2012, 54,629,487 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

In connection with Mr. Gordon F. DuGan’s agreement to serve as the Company’s Chief Executive Officer, on June 7, 2012, Mr. DuGan also agreed to purchase 1,000,000 shares of the Company’s common stock from the Company on June 29, 2012 for an aggregate purchase price of $2,520,000 or $2.52 per share. The per share purchase price was equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date Mr. DuGan entered into the subscription agreement with the Company to purchase such shares of common stock. The issuance of such shares of common stock was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.

Preferred Stock

Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As a result, the Company accrued dividends for over six quarters, which pursuant to the terms of its charter, permitted the Series A preferred stockholders to elect an additional director to our board of directors, William H. Lenehan, to serve until the 2012 annual meeting of stockholders, special meeting held in lieu thereof or his successor is elected and qualifies; provided, however, that the term of such director will automatically terminate if and when all arrears in dividends on the Series A preferred stock then outstanding are paid and full dividends thereon for the then current quarterly dividend period have been paid or declared and set apart for payment. As of September 30, 2012 and December 31, 2011, the Company accrued Series A preferred stock dividends of $28,647 and $23,276, respectively.

   Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

Earnings per Share

For the three and nine months ended September 30, 2012 and 2011, basic EPS was determined by dividing net income (loss) allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The LTIP units awarded under the Equity Incentive Plan, as described below, are excluded from the basic EPS calculation, as these shares are not participating securities.

EPS for the three and nine months ended September 30, 2012 and 2011 are computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator - Income (loss):
Net income from continuing operations	$(554)	$8,215	$(29,140)	$21,658
Net income from discontinued operations	(2,336)	137,867	6,180	148,435
Net Income (loss)	(2,890)	146,082	(22,960)	170,093
Preferred stock dividends	(1,790)	(1,790)	(5,370)	(5,370)
Numerator for basic income per share - Net income (loss) available to common stockholders:	(4,680)	144,292	(28,330)	164,723
Effect of dilutive securities	-	-	-	-
Diluted Earnings:
Net income (loss) available to common stockholders	$(4,680)	$144,292	$(28,330)	$164,723
Denominator-Weighted average shares:
Weighted average shares outstanding	54,551,842	50,382,542	52,379,338	50,125,875
Less: Weighted average unvested restricted shares	(2,243,189)	-	(1,050,895)	-
Denominator for basic income per share	52,308,653	50,382,542	51,328,443	50,125,875
Effect of dilutive securities:
Stock based compensation plans	-	92,199	-	102,576
Phantom stock units	-	480,035	-	480,035
Diluted shares	52,308,653	50,954,776	51,328,443	50,708,486

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the three months ended September 30, 2012, 16,686 share options and 575,615 phantom stock units, respectively, and for the nine months ended September 30, 2012, 17,121 share options and 575,615 phantom stock units, respectively, were computed using the treasury share method, which due to the net loss, were anti-dilutive.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of September 30, 2012 and December 31, 2011 are comprised of the following:

	September 30, 2012	December 31, 2011
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	$(190,214)	$(182,102)
Net unrealized loss on available-for-sale securities	(79,925)	(258,837)
Total accumulated other comprehensive loss	$(270,139)	$(440,939)

  Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

 Equity Incentive Plan

In connection with the hiring of Gordon F. DuGan, Benjamin Harris, and Nicholas L. Pell, who joined the Company on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively, the Company has granted equity awards to these new executives pursuant to a newly adopted outperformance plan, or the 2012 Outperformance Plan. Pursuant to the 2012 Outperformance Plan, these executives, in the aggregate, may earn up to $20,000 of LTIP Units based on the Company’s common stock price appreciation over a four-year performance period ending June 30, 2016. The amount of LTIP Units earned under the 2012 Outperformance Plan will range from $4,000 if the Company’s common stock price equals a minimum hurdle of $5.00 per share (less any dividends paid during the performance period) to $20,000 if the Company’s common stock price equals or exceeds $9.00 per share (less any dividends paid during the performance period) at the end of the performance period. In the event that the performance hurdles are not met on a vesting date, the award scheduled to vest on that vesting date may vest on a subsequent vesting date if the common stock price hurdle is met as of such subsequent vesting date. The executives will not earn any LTIP Units under the 2012 Outperformance Plan to the extent that the Company’s common stock price is less than the minimum hurdle.  Messrs. DuGan, Harris and Pell were granted awards under the 2012 Outperformance Plan pursuant to which they may earn up to $10,000, $6,000 and $4,000 of LTIP Units, respectively. During the performance period, the executives may earn up to 12%, 24% and 36% of the maximum amount under the 2012 Outperformance Plan at the end of the first, second and third years, respectively, of the performance period if the Company’s common stock price has equaled or exceeded the stock price hurdles as of the end of such years. If the minimum stock price hurdle is met as of the end of any such year, the actual amount earned will range on a sliding scale from 20% of the maximum amount that may be earned as of such date (at the minimum stock price hurdle) to 100% of the maximum amount that may be earned as of such date (at the maximum stock price hurdle). Any LTIP Units earned under the 2012 Outperformance Plan will remain subject to vesting, with 50% of any LTIP Units earned vesting on June 30, 2016 and the remaining 50% vesting on June 30, 2017 based, in each case, on continued employment through the vesting date. Compensation expense of $105 was recorded for the three and nine months ended September 30, 2012 for the 2012 Outperformance Plan.

In connection with the equity awards made to Messrs. DuGan, Harris and Pell in connection with the Company’s hiring of these executives, the Company adopted the 2012 Inducement Equity Incentive Plan, or the Inducement Plan. Under the Inducement Plan, the Company may grant equity awards for up to 4,500,000 shares of common stock pursuant to the employment inducement award exemption provided by the New York Stock Exchange Listed Company Manual. The Inducement Plan permits the Company to issue a variety of equity awards, including stock options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. All of the shares available under the Inducement Plan were issued or reserved for issuance to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment with the Company. Compensation expense of $192 was recorded for the three months and nine months ended September 30, 2012 for the 2012 Inducement Equity Incentive Plan.

10. Commitments and Contingencies

The Company evaluates litigation contingencies based on information currently available, including the advice of counsel and the assessment of available insurance coverage. The Company will establish accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. The Company will periodically review these contingences which may be adjusted if circumstances change. The outcome of a litigation matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued.

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

September 30, 2012

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

In July 2012, the Company commenced settlement discussions with the plaintiffs and the counterclaim plaintiff in these actions. Based upon the current status of the settlement discussions, the Company has determined that an unfavorable outcome is probable, although the Company believes that it has defenses that may mitigate all or a portion of such liability. Although, the final outcome of this case cannot be predicted with certainty, the Company believes that a reasonable estimate of this liability is a range between $4,000 and $14,500. The Company currently believes $5,400 is the best estimate within this range. Accordingly, $5,400 was accrued for and reported on the Condensed Consolidated Balance Sheet as a component of accounts payable and accrued expenses as of September 30, 2012. The accrual represents the best estimate of the liability based upon currently known facts, but it is possible that conditions could change and result in an outcome that is significantly different.

While the final outcome of litigation and liability expense is inherently unpredictable, management is currently of the opinion that the outcome of these litigations would not have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole. However, circumstances could change and result in a material adverse effect on the Company.

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

As of September 30, 2012, the Company has a non-cancelable ground lease with an expiration date extending through 2016. These lease obligations generally contain rent increases and renewal options.

Future minimum lease payments under cancelable and non-cancelable operating leases as of September 30, 2012 are as follows:

Operating Leases
2012 (October to December)	$115
2013	59
2014	30
2015	30
2016	3
Thereafter	-
Total minimum lease payments	$237

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

September 30, 2012

11. Financial Instruments: Derivatives and Hedging

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheets at fair value. The valuation of the derivatives is based upon observable and unobservable inputs including the credit valuation adjustments. The calculation of the credit valuation adjustment, which is a measure of counterparty credit risk, is based upon net counterparty exposure. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity (deficit) prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at September 30, 2012. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Cap	3 month LIBOR	$38,500	6.00%	Jul-12	Jul-13	$-
Interest Rate Cap	1 month LIBOR	27,225	4.50%	Jul-12	Jul-13	-
Interest Rate Cap	1 month LIBOR	24,000	5.00%	Jul-11	Aug-14	-
		89,725				-

Assets of Consolidated VIEs:
Interest Rate Cap	3 month LIBOR	10,445	4.73%	Dec-10	Feb-15	1
Interest Rate Cap	3 month LIBOR	8,877	5.04%	Oct-10	Feb-16	4
Interest Rate Cap	3 month LIBOR	47,000	7.95%	Jun-11	Feb-17	28
Interest Rate Cap	3 month LIBOR	12,300	7.95%	Jul-11	Feb-17	7
Interest Rate Cap	3 month LIBOR	23,000	4.96%	Jun-10	Apr-17	16
Interest Rate Cap	3 month LIBOR	48,945	4.80%	Mar-10	Jul-17	76
Interest Rate Cap	3 month LIBOR	49,620	4.92%	Jun-11	Jul-17	73
		200,187				205
Liabilities of Consolidated VIEs:
Interest Rate Swap	3 month LIBOR	10,000	3.92%	Oct-08	Oct-13	(380)
Interest Rate Swap	3 month LIBOR	17,500	3.92%	Oct-08	Oct-13	(665)
Interest Rate Swap	1 month LIBOR	8,675	4.26%	Aug-08	Jan-15	(767)
Interest Rate Swap	3 month LIBOR	14,650	4.43%	Nov-07	Jul-15	(1,611)
Interest Rate Swap	3 month LIBOR	24,143	5.11%	Feb-08	Jan-17	(4,424)
Interest Rate Swap	3 month LIBOR	274,846	5.41%	Aug-07	May-17	(37,216)
Interest Rate Swap	3 month LIBOR	16,412	5.20%	Feb-08	May-17	(3,276)
Interest Rate Swap	3 month LIBOR	699,443	5.33%	Aug-07	Jan-18	(135,403)
		1,065,669				(183,742)
Total		$1,355,581				$(183,537)

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

The Company is hedging exposure to variability in future interest payments on its debt facilities. At September 30, 2012, derivative instruments were reported at their fair value as a net liability of $183,537. Offsetting adjustments are represented as deferred gains in Accumulated Other Comprehensive Loss of $8,113, which includes the amortization of gain or (loss) on terminated hedges of $299 for the nine months ended September 30, 2012. The Company anticipates recognizing approximately $395 in amortization over the next 12 months.

For the three and nine months ended September 30, 2012, the Company recognized a credit of $66 and $167, respectively, attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all but three of the derivative instruments are designated as cash flow hedging instruments. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

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

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay dividend to common stockholders. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for sixteen quarters as of September 30, 2012. In accordance with the provisions of the Company’s charter, the Company may not pay any dividends on its common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

For the three and nine months ended September 30, 2012, the Company reversed $39 and recorded $3,379 of income tax expense, respectively. For the three and nine months ended September 30, 2011, the Company recorded $0 and $73 of income tax expense, respectively. Tax expense for the three and nine months ended September 30, 2012 and 2011 is comprised of U.S. federal, state and local taxes primarily attributable to the TRS in which the Company’s real estate management business is conducted.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. For the three and nine months ended September 30, 2012 and September 30, 2011, the Company did not incur any material interest or penalties.

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

September 30, 2012

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

The Company evaluates performance based on the following financial measures for each segment:

	Finance	Realty	Corporate/ Other(1)	Total Company
Three months ended September 30, 2012
Total revenues	$19,990	$9,472	$-	$29,462
Equity in net earnings from joint ventures	31	-	-	31
Total operating expense (2)	(6,461)	(6,480)	(17,106)	(30,047)
Net income (loss) from continuing operations (3)	$13,560	$2,992	$(17,106)	$(554)

	Finance	Realty	Corporate/ Other(1)	Total Company
Three months ended September 30, 2011
Total revenues	$32,430	$1,874	$-	$34,304
Equity in net loss from joint ventures	29	-	-	29
Total operating expense (2)	(18,985)	2,862	(9,995)	(26,118)
Net income (loss) from continuing operations (3)	$13,474	$4,736	$(9,995)	$8,215

	Finance	Realty	Corporate/ Other(1)	Total Company
Nine months ended September 30, 2012
Total revenues	$60,450	$28,469	$-	$88,919
Equity in net earnings from joint ventures	88	-	-	88
Total operating expense (2)	(59,443)	(22,959)	(35,745)	(118,147)
Net income (loss) from continuing operations (3)	$1,095	$5,510	$(35,745)	$(29,140)

	Finance	Realty	Corporate/ Other(1)	Total Company
Nine months ended September 30, 2011
Total revenues	$96,161	$3,917	$-	$100,078
Equity in net loss from joint ventures	90	-	-	90
Total operating expense (2)	(52,785)	(2,247)	(23,478)	(78,510)
Net income (loss) from continuing operations (3)	$43,466	$1,670	$(23,478)	$21,658

Total Assets:
September 30, 2012	$3,003,597	$37,916	$(805,200)	$2,236,313
December 31, 2011	$3,117,008	$40,040	$(898,718)	$2,258,330

(1)	Corporate / Other represents all corporate level items, including general and administrative expenses and any intercompany elimination necessary to reconcile to the consolidated Company totals.
(2)	Total operating expense includes provision for loan losses for the Finance business and operating costs on commercial property assets for the Realty business, and loss on early extinguishment of debt, specifically related to each segment. General and administrative expense is included in Corporate/Other for all periods. Depreciation and amortization of $337 and $315 and $944 and $921 for the three and nine months ended September 30, 2012 and 2011, respectively, are included in the amounts presented above.
(3)	Net income (loss) from continuing operations represents income (loss) before discontinued operations and accrued preferred stock dividends.

Gramercy Capital Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2012

14. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the nine months ended September 30, 2012 and 2011:

	2012	2011
Deferred losses and other non-cash activity related to derivatives	$(8,113)	$(19,821)

Reclassification of adjustments of net unrealized loss on securities previously available for sale	$178,913	$(236,820)

 15. Subsequent Events

In October 2012, the Company completed the foreclosure of the collateral consisting of four suburban office buildings located in New Jersey, which secured a first mortgage loan. As of September 30, 2012, the first mortgage loan was classified as sub-performing and had an original unpaid principal balance of $50,978 and a carrying value net of loan loss reserves of $20,000.

In October 2012, the Company completed the foreclosure of the collateral consisting of a hotel and casino located in Las Vegas, Nevada which secured a first mortgage loan. Simultaneous with the foreclosure, the Company contributed its interest to a joint venture owned by a TRS. As of September 30, 2012, the first mortgage loan was classified as non-performing and had an original unpaid principal balance of $69,000 and a carrying value net of loan loss reserves of $51,417.

In October 2012, the Company engaged Wells Fargo Securities LLC to assist in the potential sale of the Company’s CDO management contracts, CDO securities and CDO equity.

In October 2012, the Company has also entered into a contract to acquire two class A industrial properties located near Indianapolis, Indiana totaling approximately 540 thousand square feet for a purchase price of approximately $27,200.   The properties are 100% leased to three tenants for an average lease term of approximately 10.2 years.   The purchase of these industrial buildings is expected to close in the fourth quarter of 2012.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except for per share data and Overview section)

Overview

Gramercy Capital Corp. is a self-managed, integrated commercial real estate investment and asset management company. We were formed in April 2004 and commenced operations upon the completion of our initial public offering in August 2004. In June 2012, following a strategic review process completed by a special committee of the Board of Directors, we announced we will remain independent and will now focus on deploying our capital into income-producing net leased real estate. Our new investment criteria will primarily focus on single tenant net lease investments with durable credits across a variety of industries in markets across the United States. Our new business effort and main operational goals are to (1) develop recurring cash flows from the investment of our liquidity into a portfolio of net lease properties, (2) simplify and streamline the business, and (3) reduce management, general and administrative costs. New investments initially will be funded from existing financial resources. Subject to market conditions, we expect to seek to raise additional debt and/or equity capital to support further growth.

In August 2012, we formed a joint venture with an affiliate of Garrison Investment Group to acquire a 115-property office portfolio, or the Bank of America Portfolio, from KBS Real Estate Investment Trust, Inc. or KBS, for approximately $470.0 million in cash plus the issuance of 6.0 million shares of our common stock, valued at $15.0 million at the execution date of the purchase agreement. The portfolio was previously part of our Gramercy Realty division, beneficial ownership of which was transferred to KBS pursuant to a collateral transfer and settlement agreement dated September 1, 2011 or the Settlement Agreement. The portfolio totals approximately 5.6 million rentable square feet with a total portfolio occupancy of 88%. Approximately 81% of the portfolio is leased to Bank of America, N.A., under an 11-year master lease. The acquisition is expected to close in the fourth quarter of 2012. Our asset strategy for this portfolio acquisition is to sell non-core multi-tenant assets and retain a core net-lease portfolio of high quality assets in primary and strong secondary markets, primarily leased to Bank of America. Our joint venture is expected to finance the acquisition of the portfolio with a non-recourse first mortgage loan of up to $200.0 million provided by a large institutional lender. The loan will be secured primarily by the core portfolio of assets expected to be retained by our joint venture. In addition to our share of the income of the portfolio, pursuant to the joint venture agreement, we will receive an asset management fee as well as a performance based fee for the portfolio’s management.

Simultaneously with the execution of the purchase agreement for the Bank of America Portfolio, one of our affiliates and an affiliate of Garrison Investment Group, funded as co-lenders an approximately $39.0 million mezzanine loan to certain affiliates of KBS. The loan is secured by cash collateral of $6.0 million and pledges of borrowers’ equity interests in certain entities owning various real estate assets and is guaranteed by KBS. The proceeds of the loan were used by KBS to extinguish certain loans held by third party lenders that were secured by, among other things, pledges of the membership interests to be acquired by our joint venture. The mezzanine loan has a 1% origination fee, bears interest at 10% per annum and has a stated maturity of April 1, 2013. The loan is deemed matured upon our joint venture’s completion of the purchase of the Bank of America Portfolio and any outstanding loan balance will be applied as a credit against the purchase price at closing. As of September 30, 2012, our pro-rata share of the mezzanine loan had a balance of $19.3 million.

We have entered into a contract to acquire two class A industrial properties located near Indianapolis, Indiana totaling approximately 540 thousand square feet for a purchase price of approximately $27.2 million. The properties are 100% leased to three tenants for an average lease term of approximately 10.2 years. The purchase of these industrial buildings is expected to close in the fourth quarter of 2012.

We are also exploring a plan to sell our CDO Management contracts, CDO securities and CDO equity in whole, part or in joint venture as a means of simplifying our business and reducing ongoing management, general and administrative costs. We have engaged Wells Fargo Securities LLC to assist in the potential sale.

Our commercial real estate finance business, which operates under the name Gramercy Finance, currently manages approximately $1.8 billion of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage-backed securities, or CMBS, and other real estate related securities which are financed through three non-recourse, collateralized debt obligations, or CDOs. Our property management and investment business, which operates under the name Gramercy Realty, currently manages, for third parties, approximately, $1.9 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. Neither Gramercy Finance nor Gramercy Realty is a separate legal entity, but are divisions through which our commercial real estate finance and property management and investment businesses are conducted.

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

Gramercy Finance

The aggregate carrying values, allocated by product type and weighted average coupons of Gramercy Finance’s loans, and other lending investments and CMBS investments as of September 30, 2012 and December 31, 2011, were as follows (dollars in thousands):

	Carrying Value (1)		Allocation by Investment Type		Fixed Rate Average Yield		Floating Rate Average Spread over LIBOR (2)
	2012	2011	2012	2011	2012	2011	2012	2011
Whole loans, floating rate	$583,468	$689,685	63.4%	63.8%	-	-	348 bps	331 bps
Whole loans, fixed rate	175,642	202,209	19.1%	18.7%	8.45%	8.35%	-	-
Subordinate interests in whole loans, floating rate	2,588	25,352	0.3%	2.3%	-	-	250 bps	575 bps
Subordinate interests in whole loans, fixed rate	93,350	89,914	10.2%	8.3%	10.30%	10.50%	-	-
Mezzanine loans, floating rate	21,017	46,002	2.3%	4.3%	-	-	705 bps	860 bps
Mezzanine loans, fixed rate	42,897	23,847	4.7%	2.2%	10.87%	10.34%	-	-
Preferred equity, floating rate	-	3,615	0.0%	0.3%	-	-	0 bps	234 bps
Preferred equity, fixed rate	-	1,295	0.0%	0.1%	0.00%	0.00%	-	-
Subtotal/ Weighted average	918,962	1,081,919	100.0%	100.0%	9.30%	9.08%	360 bps	370 bps
CMBS, floating rate	35,090	47,855	3.9%	6.2%	-	-	172 bps	96 bps
CMBS, fixed rate	856,563	727,957	96.1%	93.8%	8.42%	8.22%	-	-
Subtotal/ Weighted average	891,653	775,812	100.0%	100.0%	8.42%	8.22%	172 bps	96 bps
Total	$1,810,615	$1,857,731	100.0%	100.0%	8.65%	8.48%	350 bps	354 bps

(1)	Loans and other lending investments are presented net of unamortized fees, discounts, reserves for loan losses, impairments and other adjustments.

(2)	Spreads over an index other than 30 day-LIBOR have been adjusted to a LIBOR based equivalent. In some cases, LIBOR is floored, giving rise to higher current effective spreads.

Substantially all of our loans and other investments serve as collateral for our CDO securities, and the income generated from these investments is used to fund interest obligations of our CDO securities and the remaining income, if any, would be retained by us, if minimum interest coverage and asset overcollateralization covenants as specified in the CDO indentures are satisfied. We are not obligated to provide any financial support to these CDOs. We provide certain advisory and administrative services to our CDOs, pursuant to collateral management agreements. The collateral management agreements provide for a senior collateral management fee and a subordinate collateral management fee payable quarterly.

During periods when our CDOs fail the minimum interest coverage or asset overcollateralization covenants, all cash flows from the applicable CDO other than senior collateral management fees are diverted to repay principal and interest on the most senior outstanding CDO securities, and we will not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regains compliance with such tests.

The period during which we are permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral for our 2005 CDO, 2006 CDO and 2007 CDO expired in July 2010, July 2011 and August 2012, respectively. In the past, our ability to reinvest has been instrumental in maintaining compliance with the overcollateralization and interest coverage tests for our CDOs. Following the conclusion of each CDO’s reinvestment period, our ability to maintain compliance with such tests for that CDO has been negatively impacted.

As of September 30, 2012, Gramercy Finance also held interests in one credit tenant net lease investment, or CTL investment, and seven interests in real estate acquired through foreclosures.

Gramercy Realty

Summarized in the table below are key property portfolio statistics for Gramercy Realty’s owned portfolio as of September 30, 2012 and December 31, 2011:

	Number of Properties		Rentable Square Feet		Occupancy
Properties	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Branches	31	41	209,578	261,732	32.1%	28.9%
Office Buildings	13	15	362,492	491,084	46.0%	44.7%
Total	44	56	572,070	752,816	40.9%	39.2%

In addition to its owned portfolio, Gramercy Realty also manages approximately $1.9 billion of real estate assets that were transferred to KBS pursuant to the Settlement Agreement. The portfolio of transferred properties, or the KBS Portfolio, is comprised of 514 bank branches, 273 office buildings and one land parcel, totaling approximately 20.1 million rentable square feet.

In September 2011, we entered into an asset management arrangement upon the terms and conditions set forth in the Settlement Agreement, or the Interim Management Agreement, to provide for our continued management of the KBS Portfolio through December 31, 2013 for a fixed fee of $10.0 million annually, the reimbursement of certain costs and incentive fees equal to 10.0% of the excess of the equity value, if any, of the transferred collateral over $375.0 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Threshold Value Participation, and 12.5% of the excess equity value, if any, of the transferred collateral over $468.5 million plus all new capital invested into the transferred collateral by KBS, its affiliates and/or joint venture partners, or the Excess Value Participation. The minimum amount of the Threshold Value Participation equals $3.5 million. The Settlement Agreement obligated the parties to negotiate in good faith to replace the Interim Management Agreement with a more complete and definitive management services agreement on or before March 31, 2012 and provided that if the parties failed to complete a definitive agreement, the Interim Management Agreement would have terminated by its terms on September 30, 2012.

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

 We have also agreed that, effective upon the acquisition of the Bank of America Portfolio by our joint venture with Garrison Investment Group, the base management fee paid by KBS to our affiliate to manage the KBS portfolio will be reduced from $12.0 million to $9.0 million per year.

Liquidity

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term (within the next 12 months) liquidity requirements, including working capital, distributions, if any, debt service and additional investments, consists of (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Management Agreement for the KBS Portfolio; and, to a lesser extent: (vi) new financings and (vii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. In June 2012, following a strategic review process completed by a special committee of the Board of Directors, we announced we will remain independent and will now focus on deploying our capital into income-producing net leased real estate. Our new investment criteria will primarily focus on single tenant net lease investments with durable credits across a variety of industries in markets across the United States. New investments initially will be funded from existing financial resources. Subsequently, subject to market conditions, we expect to seek to raise additional debt and/or equity capital to support further growth. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees and proceeds from asset and loan sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Substantially all of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO bonds contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the interests retained by us in the CDOs and to receive the subordinate collateral management fee earned. If we fail these covenants in some or all of the CDOs, all cash flows from the applicable CDO, other than senior collateral management fees, would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. Our 2005 CDO failed its overcollateralization test at the October 2012 distribution date, the most recent distribution date, and previously failed its overcollateralization tests at the July 2012, October 2011, April 2011 and January 2011 distribution dates. As of October 2012, our 2006 CDO failed its asset overcollateralization test. Our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date. It is unlikely that the 2005, 2006, and 2007 CDO’s overcollateralization tests will be satisfied in the foreseeable future. During periods when the overcollateralization tests for the CDOs are not met, our business, financial condition, and results of operations are materially and adversely affected.

The chart below is a summary of our CDO compliance tests as of the most recent distribution dates (October 25, 2012 for our 2005 CDO and our 2006 CDO and August 15, 2012 for our 2007 CDO):

Cash Flow Triggers	CDO 2005-1	CDO 2006-1	CDO 2007-1
Overcollateralization (1)
Current	104.44%	95.17%	81.55%
Limit	117.85%	105.15%	102.05%
Compliance margin	-13.41%	-9.98%	-20.50%
Pass/Fail	Fail	Fail	Fail
Interest Coverage (2)
Current	369.49%	479.91%	N/A
Limit	132.85%	105.15%	N/A
Compliance margin	236.64%	374.76%	N/A
Pass/Fail	Pass	Pass	N/A

(1)	The overcollateralization ratio divides the total principal balance of all collateral in the CDO by the total bonds outstanding for the classes senior to those retained by us. To the extent an asset is considered a defaulted security, the asset’s principal balance is multiplied by the asset’s recovery rate which is determined by the rating agencies. For a defaulted security with a CUSIP that is actively traded, the lower of market value or the product of the security’s principal balance multiplied by the asset’s recovery rate, as determined by the rating agencies, is used for the overcollateralization ratio.

(2)	The interest coverage ratio divides interest income by interest expense for the classes senior to those retained by us.

During periods when our CDOs fail the minimum interest coverage or asset overcollateralization tests, we are required to fund our non-CDO expenses with (i) cash on hand, (ii) proceeds from the Management Agreement for the KBS Portfolio, or (iii) income from our real property and unencumbered loan assets, (iv) sale of assets, or (v) accessing the equity or debt capital markets, if available.

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

Results of Operations

Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011

Revenues

	2012	2011	Change
Interest income	$35,682	$39,185	$(3,503)
Less: Interest expense	19,734	20,286	(552)
Net interest income	15,948	18,899	(2,951)
Management fees	8,833	1,045	7,788
Rental revenue	1,347	1,235	112
Operating expense reimbursements	395	340	55
Other income	2,939	12,785	(9,846)
Total revenue	$29,462	$34,304	$(4,842)
Equity in net income from joint venture	$31	$29	$2

Interest income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the three months ended September 30, 2012 and 2011, $27,222 and $27,855, respectively, were earned on fixed rate investments, while the remaining $8,460 and $11,330, respectively, were earned on floating rate investments. The decrease of $3,503 over the prior period is primarily due to a $6,254 decrease in interest income resulting from maturing loan investments and principal amortization, and a $562 decrease due to the payoff or sale of CMBS investments. These decreases were partially offset by an increase of $2,249 in interest income from new CMBS and lending investments, and a $1,090 increase due to interest rate modifications on loans or changes in rates since September 2011.

Interest expense was $19,734 for the three months ended September 30, 2012 compared to $20,286 for the three months ended September 30, 2011. The decrease of $552 is primarily attributable to changes in LIBOR.

Management fees for the three months ended September 30, 2012 are $8,833 and for the three months ended September 30, 2011 are $1,045. Management fees are comprised of property management, asset management and administration fees earned pursuant to the Management Agreement which was effective September 1, 2011.

Rental revenue for the three months ended September 30, 2012 and 2011 of $1,347 and $1,235 respectively. The increase in rental revenue of $112 is primarily due to renewals and new leases on non-bank tenants.

Operating expense reimbursement was $395 for the three months ended September 30, 2012 and $340 for the three months ended September 30, 2011, an increase of $55. The increase is mainly due to increased direct billable operating expenses of $13 and increased property operating expenses resulting in increased reimbursement of $42.

Other income of $2,939 for the three months ended September 30, 2012 is primarily comprised of $3,274 of operating revenues from properties which we foreclosed or acquired a controlling interest, $657 loss on the sale of a lending investment and interest on restricted cash balances and other cash balances held by us. Other income of $12,785 for the three months ended September 30, 2011 is primarily composed of $4,850 from legal settlements received from former borrowers in connection with recourse guarantees, $4,515 of a profit participation related to the repayment of a loan investment, revenues from properties on which we foreclosed or in which we acquired a controlling interest in of $2,842 and interest on restricted cash balances and other cash balances held by us.

The equity in net income of joint venture of $31 for the three months ended September 30, 2012 represents our proportionate share of the income generated by our joint venture interests including $67 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $98. The equity in net income of joint venture of $29 for the three months ended September 30, 2011 represents our proportionate share of income generated by our joint venture interests including $67 of real estate-related depreciation and amortization. There is also a $442 net loss of joint venture classified as discontinued operations, including $670 of real estate-related depreciation and amortization. When depreciation and amortization are added back, it results in a contribution to FFO of $324 for the three months ended September 30, 2011. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

Expenses

	2012	2011	Change
Property operating expenses	$13,643	$(44)	$13,687
Net impairment recognized in earnings	15,372	5,653	9,719
Depreciation and amortization	337	315	22
Management, general and administrative	17,106	9,995	7,111
Provision for / (recoveries of) loan losses	(16,372)	10,199	(26,571)
Provision for taxes	(39)	—	(39)
Total expenses	$30,047	$26,118	$3,929

Property operating expenses for the three months ended September 30, 2012 is primarily comprised of expenses incurred on our portfolio of properties owned by our Gramercy Realty division and the management of the KBS Portfolio. These expenses increased $13,687 from negative $44 recorded in the three months ended September 30, 2011. The increase is primarily due to $3,718 of costs related to our asset management of properties pursuant to the Management Agreement with KBS, $3,725 impairment taken on properties on which we foreclosed, and a reversal of a $5,392 accrual related to pending litigation which was settled in our favor during the three months ended September 30, 2011.

During the three months ended September 30, 2012, we recorded an other-than-temporary impairment charge of $15,372 due to adverse changes in expected cash flows related to credit losses for CMBS investments. During the three months ended September 30, 2011, we recorded an other-than-temporary impairment charge of $5,653 on three CMBS investments.

We recorded depreciation and amortization expenses of $337 for the three months ended September 30, 2012, compared to $315 for the three months ended September 30, 2011, resulting in a $22 increase primarily due to the depreciation of new assets.

Management, general and administrative expenses were $17,106 for the three months ended September 30, 2012, compared to $9,995 for the same period in 2011. The increase of $7,111 is primarily attributable to a $5,400 reserve recorded for estimated litigation contingencies and increases in salaries and benefits of $1,310 which include payments to former executives pursuant to the expiration of employment contracts and the payment of signing bonuses for a new management team effective July 1, 2012. The remainder of the increase in management, general and administrative expense is primarily attributable to legal fees and enforcement costs related to our loans and other lending investments within our CDOs.

 Provision for / (recoveries of) loan losses were ($16,372) for the three months ended September 30, 2012, compared to $10,199 for the three months ended September 30, 2011. The provision was based upon periodic credit reviews of our loan portfolio.

Provision for taxes was ($39) for the three months ended September 30, 2012, compared to no provision for taxes for the three months ended September 30, 2011. The decrease of $39 is related to tax expense on our asset management business which is conducted through a wholly-owned TRS.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

Revenues

	2012	2011	Change
Interest income	$110,477	$119,444	$(8,967)
Less: Interest expense	60,297	60,898	(601)
Net interest income	50,180	58,546	(8,366)
Management fees	26,762	1,045	25,717
Rental revenue	4,026	4,054	(28)
Operating expense reimbursements	1,120	1,098	22
Other income	6,831	35,335	(28,504)
Total revenue	$88,919	$100,078	$(11,159)
Equity in net income from joint venture	$88	$90	$(2)
Gain on extinquishment of debt	$—	$14,526	$(14,526)

Interest income is generated on our whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity interests and CMBS. For the nine months ended September 30, 2012 and 2011, $80,678 and $79,397, respectively, were earned on fixed rate investments while the remaining $29,799 and $40,047, respectively, were earned on floating rate investments. The decrease of $8,967 over the prior period is primarily due to a $19,335 decrease in interest income resulting from maturing loan investments, a $3,132 decrease due to the suspensions and reversals of interest income accruals, a $4,028 decrease due to the payoff or sale of CMBS investments, and a $125 decrease due to interest rate modifications on loans or changes in rates. These decreases were partially offset by an increase of $16,583 in interest income from new CMBS and lending investments, and a $1,216 increase due to interest rate modifications on loans or changes in rates since September 2011.

Interest expense was $60,297 for the nine months ended September 30, 2012 compared to $60,898 for the nine months ended September 30, 2011. The decrease of $601 is primarily attributable to changes in LIBOR.

Management fees for the nine months ended September 30, 2012 are $26,762 and for the nine months ended September 30, 2011 are $1,045. Management fees are comprised of property management, asset management and administration fees earned pursuant to the Management Agreement which was effective September 1, 2011.

Rental revenue for the nine months ended September 30, 2012 and 2011 were $4,026 and $4,054, respectively. The decrease of $28 is primarily due to non-renewals and terminations of non-bank tenants.

Operating expense reimbursement of $1,120 for the nine months ended September 30, 2012 and $1,098 for the nine months ended September 30, 2011, an increase of $22. The increase in operating expense reimbursement is a result of the increase in property operating expenses.

Other income of $6,831 for the nine months ended September 30, 2012 is primarily comprised of $5,242 of operating revenues from properties which we foreclosed or acquired a controlling interest, $657 loss on the sale of a lending investment and interest on restricted cash balances and other cash balances held by us. Other income of $35,335 for the nine months ended September 30, 2011 is primarily composed of gains on the sale of loan and CDO investments totaling $18,637, $4,850 from legal settlements received from former borrowers in connection with recourse guarantees, $4,515 of a profit participation related to the repayment of a loan investment, revenues from properties on which we foreclosed or in which we acquired a controlling interest in of $5,698 and interest on restricted cash balances and other cash balances held by us.

The equity in net income of joint venture of $88 for the nine months ended September 30, 2012 represents our proportionate share of the income generated by our joint venture interests including $201 of real estate-related depreciation and amortization, which when added back, results in a contribution to FFO of $289. The equity in net income of joint venture of $90 for the nine months ended September 30, 2011 represents our proportionate share of income generated by our joint venture interests including $201 of real estate-related depreciation and amortization. There is also a $1,896 net loss of joint venture classified as discontinued operations, including $2,728 of real estate-related depreciation and amortization. When depreciation and amortization are added back, it results in a contribution to FFO of $1,123 for the nine months ended September 30, 2011. Our use of FFO as an important non-GAAP financial measure is discussed in more detail below.

During the nine months ended September 30, 2011, we repurchased at a discount $48,259 of notes issued by our three CDOs, generating net gains on early extinguishment of debt of $14,526. During the nine months ended September 30, 2012, we did not repurchase any notes issued by our three CDOs.

Expenses

	2012	2011	Change
Property operating expenses	$33,471	$10,392	$23,079
Other-than-temporary impairment recognized in earnings	52,446	11,690	40,756
Depreciation and amortization	944	921	23
Management, general and administrative	35,745	23,478	12,267
Provision for / (recoveries of) loan losses	(7,838)	46,482	(54,320)
Provision for taxes	3,379	73	3,306
Total expenses	$118,147	$93,036	$25,111

Property operating expenses for the nine months ended September 30, 2012 is primarily comprised of expenses incurred on our portfolio of properties owned by our Gramercy Realty division and the management of the KBS Portfolio. These expenses were $33,471 and $10,392 for the nine months ended September 30, 2012 and 2011, respectively, an increase of $23,079. The increase is primarily due to $11,437 of costs related to our asset management of properties pursuant to the Management Agreement with KBS, $410 increase in professional fees at Whiteface Lodge due to change of property management and registration costs, $3,725 impairment taken on properties on which we foreclosed or in which we acquired a controlling interest in, additional costs related to properties which we foreclosed or acquired a controlling interest, and a reversal of a $5,392 accrual related to pending litigation which was settled in our favor during the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, we recorded an other-than-temporary impairment charge of $51,446 due to adverse changes in expected cash flows related to credit losses for CMBS investments and a fair value adjustment of $1,000 on a loan held for sale. During the nine months ended September 30, 2011, we recorded an other-than-temporary impairment charge of $11,690 on three CMBS investments.

We recorded depreciation and amortization expenses of $944 for the nine months ended September 30, 2012 and $921 for the nine months ended September 30, 2011, resulting in an increase of $23 primarily due to the depreciation of new assets.

Management, general and administrative expenses were $35,745 for the nine months ended September 30, 2012, compared to $23,478 for the same period in 2011. The increase of $12,267 is primarily attributable to a $5,400 reserve recorded for estimated litigation contingencies, the write off of $2,615 related to our strategic review process, increases in salaries and benefits of which include payments to former executives pursuant to the expiration of employment contracts and the payment of signing bonuses for a new management team effective July 1, 2012 and additional legal fees and enforcement costs related to our loan and other lending investments within our CDOs.

  Provision for / (recoveries of) loan losses were ($7,838) for the nine months ended September 30, 2012, compared to $46,482 for the nine months ended September 30, 2011. The provision was based upon periodic credit reviews of our loan portfolio.

Provision for taxes was $3,379 for the nine months ended September 30, 2012, compared to $73 for the nine months ended September 30, 2011. The increase of $3,306 is related to tax expense on our asset management business which is conducted through a wholly-owned TRS.

Liquidity and Capital Resources

Liquidity is a measurement of the ability to meet cash requirements, including ongoing commitments to repay borrowings, fund and maintain loans and other investments, fund and maintain acquisitions of real estate and other investments, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term (within the next 12 months) liquidity requirements, including working capital, distributions, if any, debt service and additional investments, consist of: (i) cash flow from operations; (ii) proceeds and management fees from our existing CDOs; (iii) proceeds from principal and interest payments and rents on our investments; (iv) proceeds from potential loan and asset sales; (v) proceeds from the Management Agreement for the KBS Portfolio; and, to a lesser extent: (vi) new financings and (vii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. In the event we are not able to successfully secure financing, we will rely primarily on cash on hand, cash flows from operations, principal, interest and lease payments on our investments, management fees, and proceeds from asset and loan sales to satisfy our liquidity requirements. In June 2012, following a strategic review process completed by a special committee of the Board of Directors, we announced we will remain independent and will now focus on deploying our capital into income-producing net leased real estate. Our new investment criteria will primarily focus on single tenant net lease investments with durable credits across a variety of industries in markets across the United States. New investments initially will be funded from existing financial resources. Subsequently, subject to market conditions, we expect to seek to raise additional debt and/or equity capital to support further growth. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset and loan sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of September 30, 2012 and December 31, 2011 we accrued $28,647 and $23,276, respectively, for the Series A preferred stock dividends. We expect that we will continue to elect to retain capital for liquidity purposes; however, as our new business strategy is implemented and sustainable cash flows grow, we will re-evaluate our dividend policy with the intention of resuming dividends. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

Our ability to meet our long-term (beyond the next 12 months) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Our inability to renew, replace or expand our sources of financing on substantially similar terms, or any at all may have an adverse effect on our business and results of operations. Any indebtedness we incur will likely be subject to continuing or more restrictive covenants and we will likely be required to make continuing representations and warranties in connection with such debt. In addition, to the extent we increase our investment activity, including originating or acquiring certain “qualified assets” for the purposes of maintaining our REIT compliance or maintenance of our exemption from the Investment Company Act, our existing liquidity and capital resources would be reduced.

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

Substantially all of our loan and other investments and CMBS are pledged as collateral for our CDO bonds and the income generated from these investments is used to fund interest obligations of our CDO bonds and the remaining income, if any, is retained by us. Our CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be met in order for us to receive cash flow on the CDO interests retained by us and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail to comply with the covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO bonds and we may not receive some or all residual payments or the subordinate collateral management fee until that CDO regained compliance with such tests. Our 2005 CDO failed its overcollateralization test at the October 2012 distribution date, the most recent distribution date, and previously failed its overcollateralization tests at the July 2012, October 2011, April 2011 and January 2011 distribution dates. As of October 2012, our 2006 CDO failed its overcollateralization test. Our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date. It is unlikely that the 2005, 2006 and 2007 CDO’s overcollateralization tests will be satisfied in the foreseeable future. During periods when the overcollateralization tests for the CDOs are not met, our business, financial condition, and results of operations are materially and adversely affected.

Cash Flows

Net cash provided by operating activities decreased $58,026 to $12,971 for the nine months ended September 30, 2012 compared to $70,997 for the same period in 2011. Operating cash flow was generated primarily by net interest income from our commercial real estate finance segment and net rental income and management fees from our property management and investment segment. The decrease in net income or loss of $193,053 for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily attributable to the increase of non-cash impairment charges of $48,045, increase in net gains on sale of property of $9,460 which is offset by a decrease in net realized gains on loans of $17,917, and reduced provision of loan loss of $54,320. Due to the transfer of real estate assets to KBS pursuant to the Settlement Agreement, net income for the nine months ended September 30, 2012 compared to the same period in 2011 was reduced by the decrease in the gain on extinguishment of debt of $143,477 which included $14,526 in gains from the repurchase of our CDO bonds, decreased depreciation and amortization of $11,475 and the decrease in operating assets and liabilities of $9,379.

Net cash provided by investing activities for the nine months ended September 30, 2012 was $212,519 compared to net cash provided by investing activities of $12,771 during the same period in 2011. The increase in cash flow from investing activities is primarily due to increased proceeds from the sale of real estate investments of $15,748 and a reduction in new investments in loans and CMBS investments of $305,056. These increases are partially offset by a reduction in principal collections on investments of $39,704 and proceeds from the sale of available-for-sale securities of $65,584.

Net cash used in financing activities for the nine months ended September 30, 2012 was $213,998 as compared to net cash used in financing activities of $113,317 during the same period in 2011. The change is primarily attributable to the decrease in restricted cash of $89,391, and an increase in the repayment of the CDOs of $84,203. These are partially offset by in repurchases of CDOs of $33,747 and repayment of mortgage notes of $27,202.

Capitalization

Our authorized capital stock consists of 125.0 million shares, $0.001 par value, of which we have authorized the issuance of up to 100.0 million shares of common stock, $0.001 par value per share, and 25.0 million shares of preferred stock, par value $0.001 per share. As of September 30, 2012, 54,629,487 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

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

Preferred Stock

Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As a result, we have accrued dividends for over six quarters, which pursuant to the terms of our charter, permitted the Series A preferred stockholders to elect an additional director to our board of directors, William H. Lenehan, to serve until the 2012 annual meeting of stockholders, special meeting held in lieu thereof or his successor is elected and qualifies; provided, however, that the term of such director will automatically terminate if and when all arrears in dividends on the Series A preferred stock then outstanding are paid and full dividends thereon for the then current quarterly dividend period have been paid or declared and set apart for payment. As of September 30, 2012 and December 31, 2011, we accrued Series A preferred stock dividends of $28,647 and $23,276, respectively.

Equity Incentive Plan

In connection with the hiring of Gordon F. DuGan, Benjamin Harris, and Nicholas L. Pell, who joined on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively, we have granted equity awards to these new executives pursuant to a newly adopted outperformance plan, or the 2012 Outperformance Plan. Pursuant to the 2012 Outperformance Plan, these executives, in the aggregate, may earn up to $20,000 of LTIP Units based on our common stock price appreciation over a four-year performance period ending June 30, 2016. The amount of LTIP Units earned under the 2012 Outperformance Plan will range from $4,000 if our common stock price equals a minimum hurdle of $5.00 per share (less any dividends paid during the performance period) to $20,000 if our common stock price equals or exceeds $9.00 per share (less any dividends paid during the performance period) at the end of the performance period. In the event that the performance hurdles are not met on a vesting date, the award scheduled to vest on that vesting date may vest on a subsequent vesting date if the common stock price hurdle is met as of such subsequent vesting date. The executives will not earn any LTIP Units under the 2012 Outperformance Plan to the extent that our common stock price is less than the minimum hurdle.  Messrs. DuGan, Harris and Pell were granted awards under the 2012 Outperformance Plan pursuant to which they may earn up to $10,000, $6,000 and $4,000 of LTIP Units, respectively. During the performance period, the executives may earn up to 12%, 24% and 36% of the maximum amount under the 2012 Outperformance Plan at the end of the first, second and third years, respectively, of the performance period if our common stock price has equaled or exceeded the stock price hurdles as of the end of such years. If the minimum stock price hurdle is met as of the end of any such year, the actual amount earned will range on a sliding scale from 20% of the maximum amount that may be earned as of such date (at the minimum stock price hurdle) to 100% of the maximum amount that may be earned as of such date (at the maximum stock price hurdle). Any LTIP Units earned under the 2012 Outperformance Plan will remain subject to vesting, with 50% of any LTIP Units earned vesting on June 30, 2016 and the remaining 50% vesting on June 30, 2017 based, in each case, on continued employment through the vesting date. Compensation expense of $105 was recorded for the three and nine months ended September 30, 2012 for the 2012 Outperformance Plan.

In connection with the equity awards made to Messrs. DuGan, Harris and Pell in connection with the hiring of these executives, we adopted the 2012 Inducement Equity Incentive Plan, or the Inducement Plan. Under the Inducement Plan, we may grant equity awards for up to 4.5 million shares of common stock pursuant to the employment inducement award exemption provided by the New York Stock Exchange Listed Company Manual. The Inducement Plan permits us to issue a variety of equity awards, including stock options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. All of the shares available under the Inducement Plan were issued or reserved for issuance to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment. Compensation expense of $192 was recorded for the three months and nine months ended September 30, 2012 for the 2012 Inducement Equity Incentive Plan.

Market Capitalization

At September 30, 2012, our CDOs represented 90.1% of our consolidated market capitalization of $2,541,187 (based on a common stock price of $3.01 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2012). Market capitalization includes our consolidated debt and common and preferred stock.

Indebtedness

The table below summarizes secured debt at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Collateralized debt obligations	$2,288,606	$2,468,810

Cost of debt	LIBOR + 0.48%	LIBOR + 0.45%

Collateralized Debt Obligations

Substantially all of our loans and other investments serve as collateral for our CDO securities, and the income generated from these investments is used to fund interest obligations of our CDO securities and the remaining income, if any, is retained by us. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for us to receive cash flow on the interests retained by us in our CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and we may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. Our 2005 CDO failed its overcollateralization test at the October 2012 distribution date, the most recent distribution date, and previously failed its overcollateralization tests at the July 2012, October 2011, April 2011 and January 2011 distribution dates. As of October 2012, our 2006 CDO failed its asset overcollateralization tests. Our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date. It is unlikely that the 2005, 2006 and 2007 CDO’s overcollateralization tests will be satisfied in the foreseeable future. During periods when the overcollateralization tests for the CDOs are not met, our business, financial condition, and results of operations are materially and adversely affected.

On March 14, 2012, an interest payment due on a CMBS investment owned by our 2007 CDO was not received for the third consecutive interest payment date, which caused the CMBS investment to be classified as a Defaulted Security under our 2007 CDO’s indenture. This classification caused the Class A/B Par Value Ratio for the 2007 CDO notes to fall to 88.86% in breach of the Class A/B overcollateralization test threshold of 89%. This breach constitutes an event of default under the operative documents for our 2007 CDO. Pursuant to a letter dated in August 2012, a majority of the controlling class of senior note holders waived the related event of default and further agreed to waive any subsequent event of default related to the Class A/B overcollateralization test that may occur hereafter until the earlier of February 25, 2013 or the date that written instructions to the contrary are provided by such majority of the controlling class to the Trustee. The majority of the controlling class has reserved the right to revoke or extend such waiver at any time.

During the three and nine months ended September 30, 2012, we did not repurchase any notes previously issued by our three CDOs. During the three and nine months ended September 30, 2011, we repurchased, at a discount, $0 and, $48,259, respectively, of notes previously issued by one of our three CDOs. We recorded a net gain on the early extinguishment of debt $0 and $14,526 for the three and nine months ended September 30, 2011, in connection with the repurchase of the notes.

Contractual Obligations

Combined aggregate principal maturities of our CDOs, and obligations under our operating leases as of September 30, 2012 are as follows:

	CDOs	Interest Payments	Operating Leases	Total
October 1, 2012	$-	$18,948	$115	$19,063
2013	-	72,511	59	72,570
2014	-	74,801	30	74,831
2015	-	81,754	30	81,784
2016	-	89,679	3	89,682
Thereafter	2,288,606	84,604	-	2,373,210
Total	$2,288,606	$422,297	$237	$2,711,140

Additionally, three of our subsidiaries are borrowers under two mortgage loans totaling $65,726 with our CDOs acting as lender, which bear interest rates of 5.0% and LIBOR plus 4.0% and mature in June 2013. This intercompany borrowing is eliminated upon consolidation and therefore does not appear on our Condensed Consolidated Balance Sheets.

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

Beginning with the third quarter of 2008, our board of directors elected not to pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends of $28,647 and $23,276 have been accrued for as of September 30, 2012 and December 31, 2012, respectively.

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

Related Party Transactions

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of our directors. An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by us that are secured by properties in New York City, or in which we and SL Green are co-investors. For the three and nine months ended September 30, 2012, we incurred no expenses pursuant to the special servicing arrangement. For the three and nine months ended September 30, 2011, we incurred expense of $41 and $124, respectively, pursuant to the special servicing arrangement.

 Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. On June 25, 2012, the lease was amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remain unchanged, except we now have the right to cancel the lease with 90 days notice. For the three and nine months ended September 30, 2012 we paid $96 and $269 under this lease, respectively. For the three and nine months ended September 30, 2011, we paid $76 and $230 under this lease, respectively.

In December 2007, we acquired a 50% interest in a $200,000 senior mezzanine loan secured by the borrower’s equity interest in a portfolio of office buildings located in Southern California, or the Southern California Office Portfolio, from a financial institution. Immediately thereafter, we participated 50% of our interest in the loan to an affiliate of SL Green. The investment was purchased at a discount and bears interest at an effective spread to one-month LIBOR of 6.50%. In December 2010, we subsequently purchased from an affiliate of SL Green, its full participation in the senior mezzanine loan at a discount. In September 2011, a portion of the subsequently purchased mezzanine loan was converted to preferred equity. In September 2012, we, an affiliate of SL Green and several other unrelated parties recapitalized the Southern California Office Portfolio through the contribution of an existing preferred equity investment, to a newly formed joint venture. As of December 31, 2011, the original loan has a book value of $250, the subsequently purchased mezzanine loan has a book value of $7,337, and the preferred equity investment has a book value of $3,365. As of September 30, 2012, the newly formed joint venture has a carrying value of $10,438.

In August 2008, we closed on the purchase from an SL Green affiliate of a $9,375 pari-passu participation interest in an $18,750 first mortgage. The loan is secured by a retail shopping center located in Staten Island, New York. The investment bears interest at a fixed rate of 6.50%. In December 2010, we purchased, at a discount, the remaining 50% interest in the loan from an SL Green affiliate for $9,420. As of September 30, 2012 and December 31, 2011, the loan has a book value of approximately $19,454 and $19,419, respectively.

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

FFO for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss) available to common stockholders	$(4,680)	$144,292	$(28,330)	$164,723
Add:
Depreciation and amortization	1,192	18,274	4,246	58,862
FFO adjustments for joint ventures	67	737	201	2,929
Non-cash impairment of real estate investments	5,706	-	8,345	1,282
Less:
Non real estate depreciation and amortization	(948)	(1,807)	(3,464)	(5,437)
Gain on sale of real estate	-	(163)	(11,996)	(2,537)
Funds from operations	$1,337	$161,333	$(30,998)	$219,822
Funds from operations per share - basic	$0.03	$3.20	$(0.60)	$4.39
Funds from operations per share - diluted	$0.03	$3.17	$(0.60)	$4.34

Cautionary Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the success or failure of our efforts to implement our current business strategy;
•	the adequacy of our cash reserves, working capital and other forms of liquidity;
•	the availability, terms and deployment of short-term and long-term capital;
•	the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;
•	the continuity of the Management Agreement for the KBS Portfolio;
•	the timing of cash flows, if any, from our investments;
•	availability of, and ability to retain, qualified personnel and directors;
•	the performance and financial condition of borrowers, tenants, and corporate customers;
•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;
•	unanticipated increases in financing and other costs, including a rise in interest rates;
•	availability of investment opportunities on real estate assets and real estate-related and other securities;
•	risks of real estate acquisitions;
•	our ability to identify and complete additional property acquisitions;
•	changes to our management and board of directors;
•	reduction in cash flows received from our investments, in particular our CDOs;
•	our ability to satisfy all covenants in our CDOs and specifically compliance with overcollateralization and interest coverage tests;
•	the resolution of our non-performing and sub-performing assets and any losses we might recognize in connection with such investments;
•	risks of structured finance investments;
•	the actions of our competitors and our ability to respond to those actions;
•	demand for office space;
•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;
•	our ability to profitably dispose of non-core assets, including potentially all or a portion of our CDOs;
•	changes in governmental regulations, tax rates and similar matters;
•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);
•	environmental and/or safety requirements;
•	our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes and qualify for our exemption under the Investment Company Act, our Operating Partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as TRSs for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;
•	the continuing threat of terrorist attacks on the national, regional and local economies; and
•	other factors discussed under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of the Quarterly Reports on Form 10-Q.

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

Real Estate Risk

Commercial and multi-family property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial or multi-family space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty repaying our loans, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses. Even when a property’s net operating income is sufficient to cover the property’s debt service at the time a loan is made, there can be no assurance that this will continue in the future. We employ careful business selection, rigorous underwriting and credit approval processes and attentive asset management to mitigate these risks. These same factors pose risks to the operating income we receive from our portfolio of real estate investments and the valuation of our portfolio of owned properties.

 Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our commercial real estate finance assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We seek to enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Some of our loans are subject to various interest rate floors. As a result, if interest rates fall below the floor rates, the spread between the yield on our assets and our cost of funds will increase, which will generally increase our returns. Because we generate income on our commercial real estate finance assets principally from the spread between the yields on our assets and the cost of our borrowing and hedging activities, our net income on our commercial real estate finance assets will generally increase if LIBOR increases and decrease if LIBOR decreases. Our real estate investments generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from our portfolio of floating rate borrowing arrangements. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve:

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$(2,464)
+200 bps	$(4,336)
+300 bps	$(5,847)

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

The Company evaluates litigation contingencies based on information currently available, including the advice of counsel and the assessment of available insurance coverage. The Company will establish accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. The Company will periodically review these contingences which may be adjusted if circumstances change. The outcome of a litigation matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued.

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

In July 2012, the Company commenced settlement discussions with the plaintiffs and the counterclaim plaintiff in these actions. Based upon the current status of the settlement discussions, the Company has determined that an unfavorable outcome is probable, although the Company believes that it has defenses that may mitigate all or a portion of such liability. Although, the final outcome of this case cannot be predicted with certainty, the Company believes that a reasonable estimate of this liability is a range between $4,000 and $14,500. The Company currently believes $5,400 is the best estimate within this range. Accordingly, $5,400 was accrued for and reported on the Condensed Consolidated Balance Sheet as a component of other liabilities as of September 30, 2012. The accrual represents the best estimate of the liability based upon currently known facts, but it is possible that conditions could change and result in an outcome that is significantly different.

While the final outcome of litigation and liability expense is inherently unpredictable, management is currently of the opinion that the outcome of these litigations would not have a material effect on the Company’s business, consolidated financial position, results of operations or cash flows as a whole. However, circumstances could change and result in a material adverse effect on the Company.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement For Sale of Membership Interests, dated August 17, 2012, by and between KBS Acquisition Sub-Owner 2, LLC and BBD1 Holdings LLC (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on August 23, 2012).
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Amendment No. 5 to its Registration Statement on Form S-11/A (No. 333-114673), which was filed with the Commission on July 26, 2004 and declared effective by the Commission on July 27, 2004).
3.2	Amended and Restated Bylaws of the Company.
3.3	Articles Supplementary designating the Company’s 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
4.1	Form of specimen stock certificate evidencing the common stock of the Company, par value $0.001 per share (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on April 18, 2007).
10.1	Employment and Noncompetition Agreement, dated as of June 7, 2012, by and between the Company and Gordon DuGan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.2	Employment and Noncompetition Agreement, dated as of June 12, 2012, by and between the Company and Benjamin Harris (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.3	Form of 2012 Long-Term Outperformance Plan Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.4	Gramercy Capital Corp. 2012 Inducement Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.5	Separation and Release Agreement, dated as of June 12, 2012, by and among the Company, GKK Capital LP and Roger M. Cozzi (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.6	Transition and Release Agreement, dated as of June 12, 2012, by and among the Company, GKK Capital LP and Timothy J. O’Connor (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.7	Transition and Release Agreement, dated as of June 12, 2012, by and among the Company, GKK Capital LP and Timothy J. O’Connor (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K which was filed with the Commission on June 13, 2012).
10.8	BBD1 Holdings LLC Limited Liability Company Agreement, dated August 17, 2012, between GKK BBD1 Owner LLC and FYF Net Lease LLC (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K which was filed with the Commission on August 23, 2012).
10.9	Loan Agreement, dated August 17, 2012, between KBS REIT Properties, LLC; KBS Acquisition Sub-Owner 5, LLC; KBS Acquisition Sub-Owner 6, LLC; KBS Acquisition Sub-Owner 7, LLC; KBS Acquisition Sub-Owner 8, LLC, as borrowers, Gramercy Investment Trust and Garrison Commercial Funding XI LLC, as lenders, and Gramercy Loan Services LLC, as agent for lenders (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K which was filed with the Commission on August 23, 2012).
10.10	First Amendment to Asset Management Services Agreement, dated August 17, 2012, by and between KBS Acquisition Sub, LLC and GKK Realty Advisors LLC (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K which was filed with the Commission on August 23, 2012).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY CAPITAL CORP.

Dated: November 9, 2012	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

