Form 10-K
period 2012-12-31
GRAMERCY CAPITAL CORP
filed 2013-03-18
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . to .

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of March 18, 2013, there were 60,737,604 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant (49,069,376 shares) at June 30, 2012, was $122,673,440. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange, which was $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders expected to be filed within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRAMERCY CAPITAL CORP.
FORM 10-K
TABLE OF CONTENTS

10-K PART AND ITEM NO.

Part I

ITEM 1. BUSINESS

General

Gramercy Capital Corp., or the “Company” or “Gramercy”, is a self-managed, integrated commercial real estate investment and asset management company. In June 2012, following a strategic review process completed by a special committee of our board of directors, we announced that we will focus on deploying our capital into income-producing net leased real estate. Our new investment criteria focuses on net lease investments in markets across the United States. As of December 31, 2012, we own directly or in joint venture, a portfolio of 116 office and industrial buildings totaling approximately 4.9 million square feet, net leased on a long-term basis to tenants, including Bank of America, Nestlé Waters, Philips Electronics and others. We also have an asset and property management business which operates under the name Gramercy Asset Management (formerly Gramercy Realty) and currently manages for third-parties approximately $1.7 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. Additionally, we have a commercial real estate finance business which operates under the name Gramercy Finance and manages approximately $1.7 billion of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity and commercial mortgage-backed securities, or CMBS, which are financed through three non-recourse Collateralized Debt Obligations, or Gramercy Real Estate CDO 2005-1, Ltd., a Cayman Island company, Gramercy Real Estate CDO 2006-1, Ltd., a Cayman Island company, and Gramercy Real Estate CDO 2007-1, Ltd., a Cayman Island company, or collectively, the CDOs. As described herein, in March 2013, we exited the commercial real estate finance business and sold the collateral management and sub-special servicing agreements for our CDOs which will result in the deconsolidation of Gramercy Finance from our Consolidated Balance Sheets. We have classified the assets and liabilities of Gramercy Finance as assets held-for-sale and have reported the results of operations of Gramercy Finance in discontinued operations. Neither Gramercy Finance nor Gramercy Asset Management is a separate legal entity but are divisions through which our commercial real estate finance and asset and property management businesses are conducted.

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent we distribute our taxable income, if any, to our stockholders. In the past we have established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.

Recent Developments

In connection with our efforts to exit Gramercy Finance, on January 30, 2013, we entered into a purchase and sale agreement to transfer the collateral management and sub-special servicing agreements for our three CDOs, CDO 2005-1, CDO 2006-1 and CDO 2007-1, to CWCapital Investments LLC, or "CWCapital", for approximately $9.9 million, less certain adjustments and closing costs. We retained our subordinate bonds, preferred shares and ordinary shares in the CDOs, which may provide us with the potential to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs, however, there is no guarantee that we will realize any proceeds from our equity position, or what the timing of these proceeds may be. The transaction closed in March 2013. In February 2013, we also sold a portfolio of repurchased notes previously issued by two of our three CDOs, generating cash proceeds of approximately $34.4 million. In addition, we expect to receive additional cash proceeds for past CDO servicing advances of approximately $14.0 million when specific assets within the CDOs are liquidated. We believe that the sale of the collateral management and sub-special servicing agreements and sale of repurchased notes of our CDOs achieves a number of important objectives, including, (i) maximizing the value of the servicing business through the sale to a large servicing operation (ii) simplifying our going-forward business and significantly reducing our ongoing management, general and administrative expenses through elimination of CDO related personnel costs and servicing advance requirements; (iii) generating in excess of $50.0 million in liquidity currently invested in the CDO business; and (iv) providing for potential future proceeds through the retention of the equity in the CDOs. Immediately subsequent to the transfer of the collateral management and sub-special serving agreements, the assets and liabilities of the corresponding CDOs will be deconsolidated from our financial statements.

Other Information

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. We also have regional offices in Jenkintown, Pennsylvania and St. Louis, Missouri. As of December 31, 2012, we had 93 employees. We can be contacted at (212) 297-1000. We maintain a website at www.gkk.com. Our reference to our website is intended to be an inactive textual reference only. On our website, you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. Information on, or accessible through, our website is not part of, and is not incorporated into, this report. You can also read and copy materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

Corporate Structure

We were formed in April 2004 as a Maryland corporation and we completed our initial public offering in August 2004. We conduct substantially all of our operations through our operating partnership, GKK Capital LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our finance business primarily through two private real estate investment trusts, or REITs, Gramercy Investment Trust and Gramercy Investment Trust II, our commercial real estate investment business through various wholly owned entities, and our realty asset management business through a wholly-owned TRS. The chart below summarizes the organizational structure of these entities as of December 31, 2012:

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

Business and Strategy

Our principal business strategy is to acquire real estate assets that generate stable, recurring cash flows with minimal ongoing capital expenditures. We will primarily acquire single tenant office and industrial properties leased to high quality tenants operating in a variety of industries. We also generate cash flows from management fees related to the management of commercial real estate for third-parties. For the near-term, these cash flows are used to fund our continuing operations and we intend to retain any excess cash flow to grow our investment portfolio. Once we achieve sufficient scale, we expect to resume cash distributions to our preferred and common stockholders.

We may use leverage to grow our investment portfolio more quickly than would otherwise be possible and in order to maximize potential returns to stockholders. We are not limited with respect to the amount of leverage that we may use for the acquisition of any specific property. We may pursue obtaining a corporate credit facility or line of credit for working capital purposes or to facilitate with the acquisition of property investments, however, we intend to primarily use non-recourse mortgage financing that will allow us to limit our loss exposure on any property to the amount of equity invested in such property.

Property Investment

Bank of America Portfolio - In August 2012, we formed a joint venture, or the Joint Venture, with an affiliate of Garrison Investment Group, or Garrison. Subsequently, in December 2012, we contributed approximately $59.1 million in cash plus the issuance of 6.0 million shares of our common stock, valued at $15.0 million, representing a 50% equity interest in the Joint Venture’s acquisition of an office portfolio of 113 properties, or the Bank of America Portfolio, from KBS Real Estate Investment Trust, or KBS. The acquisition was financed with a $200.0 million two year, floating rate, interest-only mortgage loan with a spread to 30 day LIBOR of 4.15%, collateralized by 67 properties of the portfolio. The mortgage contains three one-year extensions conditional upon the satisfaction of certain terms. The Bank of America Portfolio was previously part of the Gramercy Asset Management division, beneficial ownership of which was transferred to KBS pursuant to a collateral transfer and settlement agreement dated September 1, 2011. The Bank of America Portfolio totals approximately 4.2 million rentable square feet and is 84% leased to Bank of America, N.A., under a master lease expiring in 2023, with a total portfolio occupancy of approximately 89%. The Joint Venture’s asset strategy for this portfolio acquisition is to sell non-core multi-tenant assets and retain a core net-lease portfolio of high quality assets in primary and strong secondary markets, primarily leased to Bank of America. In addition to our pro rata share of the net income of the portfolio, pursuant to the joint venture agreement, we will receive an asset management fee as well as a performance based fee for the portfolio management.

Indianapolis Industrial Portfolio - In November 2012, we also acquired two Class A industrial properties located in the Indianapolis, Indiana metropolitan statistical area, or the Indianapolis Industrial Portfolio, totaling approximately 540 thousand square feet for a purchase price of approximately $27.1 million. The Indianapolis Industrial Portfolio is 100% leased to three tenants for an average lease term of approximately 10.2 years.

Philips Building - We own a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200 thousand square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021.

Investment Strategy

We expect that substantially all of our investments will be the ownership of income producing real property located within the United States. Investments are not restricted as to type or location, however, we expect to acquire and manage a portfolio of primarily office and industrial properties located in target markets where we believe the combination of strong demographic and economic growth, high quality infrastructure, competitive labor pools and business friendly local governments will present opportunities for long-term capital appreciation. We will also focus on specialty assets where high barriers to replacement or other factors may create intrinsic asset value.

As we grow, we expect to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying our portfolio, we intend to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

Our portfolio is expected to primarily be comprised of single-tenant and multi-tenant office and industrial real property; however, we will also consider acquisitions of retail and medical properties and ground leases. We expect to purchase properties from other real estate owners and developers or from users in sale leaseback transactions. We may also enter into joint ventures in order to acquire larger transactions or diversify risk. We seek to obtain long term leases or leases with high likelihood of renewal. We also intend to enter into “build-to-suit” transactions whereby we would pay for the construction of a facility based upon the tenants specifications, then lease the facility to the tenant on a long-term basis.

As part of a potential property acquisition, we also evaluate the creditworthiness of the tenant and the tenant’s ability to generate sufficient cash flow to make payments to us pursuant to the lease. We evaluate each potential tenant for its creditworthiness, considering factors such as the rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. We may seek tenants who are small to middle-market businesses, many of which do not have publicly rated debt. By leasing properties to these tenants, we believe that we will generally be able to charge rent that is higher than the rent charged to tenants with recognized credit, thereby achieving a higher return from these properties as compared with properties leased to companies whose credit potential is well known. We may also lease properties to large, publicly traded companies in order to diversity the overall credit of our tenant base. The creditworthiness of a tenant is determined on a tenant by tenant and case by case basis. Therefore, general standards for creditworthiness cannot be applied.

We perform a due diligence review with respect to each potential property acquisition, such as evaluating the physical condition, evaluating compliance with zoning and site requirements, as well as completing an environmental site assessment in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition, although there can be no assurance that hazardous substances or wastes (as defined by present or future federal or state laws or regulations) will not be discovered on the property after we acquire it.

We review the structural soundness of the improvements on the property and may engage a structural engineer to review all aspects of the structures in order to determine the longevity of each building on the property. This review normally also includes the components of each building, such as the roof, the electrical wiring, the heating and air-conditioning system, the plumbing, parking lot and various other aspects such as compliance with state and federal building codes.

We physically inspect the real estate and surrounding area as part of determining the value of the real estate. Our due diligence is aimed at arriving at the value of the property based on historical and projected operating results as well as the value of the real estate under the assumption that it was not rented to the current tenant. As part of this process, we may consider one or more of the following items:

•	The comparable value of similar real estate in the same general area of the prospective property.

•	The comparable real estate rental rates for similar properties in the same area of the prospective property.

•	Alternative property uses that may offer higher value.

•	The cost of replacing the property if it were to be sold.

We may supplement our valuation with a real estate appraisal in connection with each investment that we consider. When appropriate, we may also engage experts to undertake some or all of the due diligence efforts described above.

We seek to acquire investment properties that are essential or important to the ongoing operations of the prospective tenant. We believe that these investment properties provide better opportunity to relet properties to the current tenant at the end of the lease term.

Investment policy

All real estate investments, dispositions and financings must be approved by a credit committee consisting of our most senior officers, including the affirmative vote of our chief executive officer. Real estate investments and dispositions at a loss (based on book value at the time of sale) having a transaction value greater than $20.0 million must also be approved by the investment committee of our board of directors. Our full board of directors must approve all such transactions having a value greater than $50.0 million. Additionally, the investment committee of our board of directors must approve non-recourse financings greater than $20.0 million and our full board of directors must approve all recourse financings, regardless of amount, and non-recourse financings greater than $50.0 million.

We generally intend to hold each investment property we acquire for an extended period. However, circumstances might arise which could result in the early sale of some properties. We also may acquire a portfolio of properties with the intention of holding only a core group of properties and disposing of the remainder of the portfolio in single or multiple sales. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of all relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. The selling price of a property will depend on many of the same factors identified above with respect to acquisitions of investments.

We may use a TRS to acquire or hold property, including equity interests that may not be deemed to be REIT-qualified assets. Taxes paid by such entity will reduce the cash available to us to fund our continuing operations and cash available for distributions to our preferred and common stockholders. Our finance business owns one property and an interest in another property in TRSs.

Some of our investments have been made and may continue to be made through joint ventures that permit us to own interests in larger properties or portfolios without restricting the diversity of our portfolio. We will not enter into a joint venture to make an investment that we would not otherwise purchase on our own under our existing investment policies.

Use of Leverage

We may choose to use mortgage borrowings in amounts that we believe will maximize the return to our stockholders. We expect that these mortgage borrowings will be structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental or bankruptcy events. The use of non-recourse financing allows us to limit our exposure to the amount of equity invested in the properties pledged as collateral for our borrowings. Non-recourse financing generally restricts a lender’s claim and as a result, the lender generally may look only to the property securing the debt for satisfaction of the debt. We believe that this financing strategy, to the extent available, protects our other assets. Our organization documents do not limit the amount or percentage of indebtedness that we may incur, however we do not expect our leverage to exceed 60% of our invested capital in the aggregate.

We currently do not have a corporate credit facility or line-of-credit, however, we will likely look to obtain such a facility in the future for working capital purposes or to facilitate acquisitions of investments. We would not expect to use a credit facility or similar borrowings to finance investments on a long term basis, and would instead utilize proceeds from such borrowing for acquisitions and we would seek to repay such borrowings when more permanent, non-recourse borrowings are obtained for specific investments. Credit facilities or similar borrowings are likely to be subject to full or partial recourse as well as more restrictive covenants such as requirements to keep a certain amount of un-invested cash on hand, the maintenance of a minimum tangible net worth, or the requirement for us to maintain a certain portion of our assets free from other liens. There is no guarantee as to whether or when we could obtain such a facility or any potential terms thereof.

We believe that, by operating on a leveraged basis, we will have more funds available and, therefore, will make more investments than would otherwise be possible if we operated on a non-leveraged basis. We believe that leverage creates the potential for a more diversified portfolio and maximizes potential returns to our stockholders. We can provide no assurance that financing will be available on terms acceptable to us, or at all.

Our organizational documents do not limit the amount or percentage of indebtedness that we may incur. The amount of leverage we will deploy for particular investments will depend on an assessment of a variety of factors, which may include the availability and cost of financing the assets, the creditworthiness of our tenants, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, and the overall quality of the properties that may be securing the indebtedness.

Asset and Property Management

Our asset and property management business, which operates under the name Gramercy Asset Management, currently manages for third-parties, approximately $1.7 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. In 2011, the business of Gramercy Asset Management changed from being primarily an owner of commercial properties to being primarily a third-party manager of commercial properties. The amount of Gramercy Asset Management’s revenues declined as a substantial portion of rental revenues from properties owned by us, were replaced with fee revenues of a substantially smaller scale for managing properties for third-parties.

During 2011, we sought to extend or restructure Gramercy Asset Management’s $240.5 million mortgage loan with Goldman Sachs Mortgage Company, or GSMC, Citicorp North America, Inc., or Citicorp, and SL Green Realty Corp. (NYSE: SLG), or SL Green, or the Goldman Mortgage Loan, and Gramercy Asset Management’s $549.7 million senior and junior mezzanine loans with KBS, GSMC, Citicorp and SL Green, or the Goldman Mezzanine Loans. The Goldman Mortgage Loan was collateralized by approximately 195 properties held by Gramercy Asset Management and the Goldman Mezzanine Loans were collateralized by the equity interest in substantially all of the entities comprising our Gramercy Asset Management division, including its cash and cash equivalents. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions failed. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and In September 2011, we entered into a collateral transfer and settlement agreement, or the Settlement Agreement, for an orderly transition of substantially all of Gramercy Asset Management’s assets to KBS, Gramercy Asset Management’s senior mezzanine lender, in full satisfaction of Gramercy Asset Management’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Asset Management’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, we transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Asset Management properties that we agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011.

In September 2011, we entered into an asset management arrangement upon the terms and conditions set forth in the Settlement Agreement, or the Interim Management Agreement, to provide for our continued management of the KBS portfolio through December 31, 2013 for a fixed fee of $10.0 million annually, plus the reimbursement of certain costs. The Settlement Agreement obligated the parties to negotiate in good faith to replace the Interim Management Agreement with a more complete and definitive management services agreement on or before March 31, 2012 and on March 30, 2012, we entered into an Asset Management Services Agreement, or the Management Agreement, with KBS Acquisition Sub, LLC, or KBSAS, a wholly-owned subsidiary of KBS Real Estate Investment Trust, Inc., or KBS REIT, pursuant to which we provide asset management services to KBSAS with respect to the transferred properties, or the KBS Portfolio. The Management Agreement provides for continued management of the KBS Portfolio by GKK Realty Advisors, LLC, or the Manager, through December 31, 2015 for (i) a base management fee of $12.0 million per year, payable monthly, plus the reimbursement of all property related expenses paid by Manager on behalf of KBSAS, subject to deferral of $167 thousand per month at KBSAS’s option until the accrued amount equals $2.5 million or June 30, 2013, whichever is earlier, and (ii) an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3.5 million or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375.0 million (as adjusted for future cash contributions into, and distributions out of, KBSAS by KBS REIT). In December 2012, concurrently with the purchase of the Bank of America Portfolio by our joint venture with Garrison the base management fee of the Management Agreement was reduced by $3.0 million per year to $9.0 million per year, which was partially offset by the asset management fee we now receive from Garrison. In any event, the Threshold Value Profits Participation is capped at a maximum of $12.0 million. The Threshold Value Profits Participation is payable 60 days after the earlier to occur of June 30, 2014 (or March 31, 2015 upon satisfaction of certain extension conditions, including the payment by KBSAS to Manager of a $750 thousand extension fee) and the date on which KBSAS, directly or indirectly, sells, conveys or otherwise transfers at least 90% of the KBS Portfolio (by value).

We may terminate the Management Agreement (i) without any KBSAS default under the Management Agreement, on or after December 31, 2012, upon 90 days’ prior written notice or (ii) at any time by five business days’ prior written notice in the event of a KBSAS default under the Management Agreement. The Management Agreement may be terminated by KBSAS, (i) without cause (as defined in the Management Agreement), with an effective termination date of March 31 or September 30 of any year but at no time prior to September 30, 2013, upon 90 days’ prior written notice or (ii) at any time after April 1, 2013 for cause. In the event of a termination of the Management Agreement by KBSAS after April 1, 2013 but prior to December 31, 2015, we will be entitled to receive a declining balance termination fee, ranging from $5.0 million to $2.0 million, calculated as specified in the Management Agreement.

We have an integrated asset management platform within Gramercy Asset Management to consolidate responsibility for, and control over, leasing, lease administration, property management, operations, construction management, tenant relationship management and property accounting. To the extent that we provide asset management services for third-party property owners, we provide such services in consultation with and at the direction of such owners.

Commercial Real Estate Finance

Our commercial real estate finance business operates under the name Gramercy Finance. We have invested in and manage a diversified portfolio of $1.7 billion of real estate loans, including whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, CMBS and preferred equity involving commercial properties throughout the United States. Gramercy Finance also held interests in five real estate properties acquired through foreclosures. Substantially, all of the investments managed by Gramercy Finance were financed through three non-recourse CDOs. As further described below, in March 2013, we exited the commercial real estate finance business and sold the collateral management and sub-special servicing agreements for our CDOs which will result in the deconsolidation of Gramercy Finance from our Consolidated Balance Sheets. We have classified the assets and liabilities of the Gramercy Finance segment as assets held-for-sale and have reported the results of operations of Gramercy Finance in discontinued operations.

On January 30, 2013, we entered into a purchase and sale agreement to transfer the collateral management and sub-special servicing agreements for our CDOs, to CWCapital for approximately $9.9 million, less certain adjustments and closing costs. We retained our subordinate bonds, preferred shares and ordinary shares in the CDOs, which may provide us with the potential to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs, however, there is no guarantee that we will realize any proceeds from our equity position, or what the timing of those proceeds might be. The transaction closed on March 15, 2013.

In connection with the sale, we recognized impairment charges of approximately $27.2 million within discontinued operations on loans and real estate investments to adjust the carrying value to the lower of cost or market. We also recognized other-than-temporary impairments of approximately $128.0 million within discontinued operations as we could no longer express the intent to hold CMBS that were in an unrealized loss position long enough to recover our amortized cost.

Our commercial real estate finance investments include the following:

Whole Loans — We had originated fixed-rate, permanent whole loans with terms of up to 15 years. At origination, our whole loans typically had last-dollar loan-to-value ratios between 65% and 75%. The initial stated maturity of our whole loan investments range from five years to 15 years.

Bridge Loans — We had offered floating rate bridge whole loans to borrowers who are seeking debt capital with a final term to maturity of not more than five years to be used in the acquisition, construction or redevelopment of a property. Bridge financing enables the borrower to employ short-term financing while improving the operating performance and physical aspects of the property and avoid burdening it with restrictive long-term debt. The bridge loans we originated were predominantly secured by first mortgage liens on the property. At origination, our bridge loans typically had last-dollar loan-to-value ratios between 70% and 80%. The initial stated maturity of our bridge loans range from two years to five years.

Subordinate Interests in Whole Loans — We had purchased from third-parties, and may have retained from whole loans we originated, subordinate interests in whole loans. Subordinate interests are participation interests in mortgage notes or loans secured by a lien subordinated to a senior interest in the same loan. The subordination is generally evidenced by a co-lender or participation agreement between the holders of the related senior interest and the subordinate interest. In some instances, the subordinate interest lender may additionally require a security interest in the stock or partnership interests of the borrower as part of the transaction. At origination, our subordinate interests in whole loans typically had last-dollar loan-to-value ratios between 65% and 85%. Subordinate interest lenders have the same obligations, collateral and borrower as the senior interest lender, but typically are subordinated in recovery upon a default. Subordinate interests in whole loans share certain credit characteristics with second mortgages, in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding senior interest. Subordinate interests generally will have terms matching those of the whole loan of which they are a part, typically two to 15 years.

Mezzanine Loans — We had acquired or originated mezzanine loans that are senior to the borrower’s equity in, and subordinate to a mortgage loan, on a property. These loans are secured by pledges of ownership interests, typically in whole but occasionally in part (but usually with effective sole control over all the ownership interests), in entities that directly or indirectly own the real property. In addition, we may have required other collateral to secure mezzanine loans, including letters of credit, personal guarantees, or collateral unrelated to the property. We typically structured our mezzanine loans to receive a stated coupon (benchmarked usually against LIBOR, or occasionally against a Treasury index or a swap index). We may have in certain select instances structured our mezzanine loans to receive a stated coupon plus a percentage of gross revenues and a percentage of the increase in the fair market value of the property securing the loan, payable upon maturity, refinancing or sale of the property. At origination, these investments typically have initial terms from two to ten years. At origination, our mezzanine loans usually had last-dollar loan-to-value ratios of between 65% and 90%, depending on their vintage.

Commercial Mortgage-Backed Securities (CMBS) — We had acquired CMBS that are created when commercial loans are pooled and securitized. CMBS are secured by or evidenced by ownership interests in a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. A majority of our CMBS are rated by at least one rating agency. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income to make specified interest and principal payments on such tranches. Losses and other shortfalls on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. Expected maturities of our CMBS investments range from several months to up to 10 years.

Preferred Equity — We had originated preferred equity investments in entities that directly or indirectly own commercial real estate. Preferred equity is not secured, but holders have priority relative to common equity holders on cash flow distributions and proceeds from capital events. In addition, preferred holders can often enhance their position and protect their equity position with covenants that limit the entity’s activities and grant us the exclusive right to control the property after an event of default. With preferred equity investments, we may become a special limited partner or member in the ownership entity and may be entitled to take certain actions, or cause liquidation, upon a default. Preferred equity typically is more highly leveraged, with last-dollar loan-to-value ratios at origination of 85% to more than 90% and may have mandatory redemption dates (that is, maturity dates) that range from three years to five years.

Hedging Activities

We may use a variety of commonly used derivative instruments that are considered conventional, or “plain vanilla” derivatives, including interest rate swaps, caps, collars and floors, in our risk management strategy to limit the effects of changes in interest rates on our operations. Each of our CDOs maintains a minimum amount of allowable unhedged interest rate risk. The CDO that closed in 2005 permits a minimum amount of unhedged interest rate risk of 20% of the net outstanding principal balance and both the CDO that closed in 2006 and the CDO that closed in 2007 permit a minimum amount of unhedged interest rate risk of 5% of the net outstanding principal balance. The majority of our derivative instruments were owned by our CDOs and were transferred with the CDOs’ liabilities in connection with the disposal of Gramercy Finance. Our hedging strategy consists of entering into interest rate swap and interest rate cap contracts. The value of our derivatives may fluctuate over time in response to changing market conditions, and will tend to change inversely with the value of the risk in our liabilities that we intend to hedge. Hedges are sometimes ineffective because the correlation between changes in value of the underlying investment and the derivative instrument is less than was expected when the hedging transaction was undertaken. We continuously monitor the effectiveness of our hedging strategies and we have retained the services of an outside financial services firm with expertise in the use of derivative instruments to advise us on our overall hedging strategy, to effect hedging trades, and to provide the appropriate designation and accounting of all hedging activities from a GAAP and tax accounting and reporting perspective.

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

Equity Capital Policies

Subject to applicable law and our charter, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate.

We may, under certain circumstances, repurchase our common or preferred stock in private transactions with our stockholders if those purchases are approved by our board of directors and are in accordance with our charter. Our board of directors has no present intention of causing us to repurchase any shares, and any action would only be taken in conformity with applicable federal and state laws and the applicable requirements for qualifying as a REIT, for so long as our board of directors concludes that we should remain a qualified REIT.

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

Competition

We compete with other REITs, specialty finance companies, insurance companies, mutual funds, hedge funds, institutional investors, investment banking firms, private equity firms, and other entities, which may have greater financial resources and lower costs of capital available to them than we have. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal standards when evaluating potential investments than we are, our origination volume and profit margins for our investment portfolio could be adversely affected. Our competitors may also be willing to accept lower returns on their investments and may succeed in originating or acquiring assets that we have targeted for acquisition. We also compete with numerous commercial properties for tenants. Some of the properties we compete with may be newer or have more desirable locations or the competing properties’ owners may be willing to accept lower rents than are acceptable to us. In addition, the competitive environment for leasing is affected considerably by a number of factors including, among other things, changes in economic factors and supply and demand of space. These factors may make it difficult for us to lease existing vacant space and space associated with future lease expirations at rental rates that are sufficient to meet our capital needs.

Although we believe that we are positioned to compete effectively in each facet of our business, there is considerable competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

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

Industry Segments

We have three reportable operating segments: Realty/Corporate, Asset Management and Finance. The reportable segments were determined based on the management approach, which looks to our internal organizational structure. These three lines of business require different support infrastructures. In 2012, as a result of the KBS Settlement and Management Agreements, we changed the composition of our business segments to separate Asset Management from Realty.

The Realty/Corporate segment includes all of our activities related to investment and ownership of commercial properties with credit grade tenants throughout the United States. The Realty/Corporate segment generates revenues from rental revenues from properties that we own.

The Asset Management segment includes substantially all of our activities related to third-party asset and property management of commercial properties leased primarily to financial institutions and affiliated users throughout the United States. The Asset Management segment generates revenues from fee income related to the Management Agreement with KBS and from our Joint Venture with Garrison.

In March 2013, we announced that we disposed of the Finance segment, and as a result, the Finance segment has been classified as held-for-sale and included in discontinued operations. The Finance segment includes all of our activities related to origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, CMBS and other real estate related securities. The Finance segment primarily generates revenues from interest income on loans, other lending investments and CMBS owned in our CDOs.

Employees

As of December 31, 2012, we had 93 employees. Our employees are not represented by a collective bargaining agreement.

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

We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. Readers may read and copy any document that we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at www.sec.gov . Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

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

Qualifying for the Section 3(c)(5)(C) exemption requires that at least 55% of our portfolio be comprised of “qualifying assets,” and a total of at least 80% of our portfolio be comprised of “qualifying assets” and “real estate-related assets,” a category that includes qualifying assets. We generally expect real property investments, whole mortgage loans, and Tier 1 mezzanine loans to be qualifying assets, in each case meeting certain qualifications based on SEC staff no-action letters. The treatment of distressed debt securities as qualifying assets is based on the characteristics of the particular type of loan, including its foreclosure rights. Although SEC staff no-action letters have not specifically addressed the categorization of these types of assets, we believe junior (first loss) interests in CMBS pools may constitute qualifying assets under Section 3(c)(5)(C), provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Tier 1 mezzanine loans are loans granted to a mezzanine borrower that directly owns interests in the entity that owns the property being financed. Subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C), provided that we have, among other things, approval rights in connection with any material decisions pertaining to the administration and servicing of the relevant mortgage loan and, in the event that the mortgage loan becomes non-performing, we have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process. We generally do not treat preferred equity investments as qualifying assets. In relying on the exemption provided by Section 3(c)(5)(C), we also make investments so that at least 80% of our portfolio is comprised of qualifying assets and real estate-related assets. We expect that all of these classes of investments will be considered real estate assets under the Investment Company Act for the purposes of the 80% investment threshold.

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

Registration as an Investment Adviser

   GKK Manager LLC, a Delaware limited liability company (“GKKM”) is the collateral manager for our CDOs and is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).  GKKM is wholly owned by Gramercy Investment Trust and Gramercy Investment Trust II and is indirectly owned by Gramercy.  As a registered investment adviser with the SEC, GKKM is subject to the anti-fraud provisions of the Advisers Act and to fiduciary duties derived from those provisions which apply to its relationships with its clients, including our CDOs.  These provisions and duties impose restrictions and obligations on GKKM with respect to its dealings with clients, including for example restrictions on agency cross and principal transactions.  GKKM is subject to periodic SEC examinations and other requirements under the Advisers Act primarily intended to benefit and protect advisory clients.  These additional requirements relate, among other things, to maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements.  The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws.  Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registration under the Advisers Act and other censures and fines.  Ongoing compliance with the Advisers Act and the rules promulgated thereunder may require GKKM (and indirectly Gramercy) to incur additional costs, and these costs may be material.  As a result of the sale of the CDO Agreements, we are in the process of de-registering as an investment adviser under the Advisers Act.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real estate may become liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. Those laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of such hazardous or toxic substances. The costs of investigation, remediation or removal of those substances may be substantial. The owner or control party of a site may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third-parties may seek recovery from owners of real properties for personal injuries associated with asbestos-containing materials. We are not currently aware of any environmental issues which could materially affect us or our operations.

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potentially asbestos-containing materials in the building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos- containing materials and potential asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potentially asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potential asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos-containing materials and potential asbestos-containing materials and may provide for fines to, and for third-parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potentially asbestos-containing materials.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Our future growth will depend on our ability to raise additional debt and equity capital. We are subject to risks associated with debt and capital stock issuances and such issuances may have consequences to holders of our common and preferred stock.

Our future growth will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of our common stock. Our Board of Directors may authorize the issuance of additional classes of preferred stock which may have rights that could dilute, or otherwise adversely affect, the interest of holders of our common stock.

We intend to incur additional indebtedness in the future, which may include a corporate credit facility. Such indebtedness could also have other important consequences to holders of our common and preferred stock, including, subjecting us to covenants restricting our operating flexibility, increasing our vulnerability to general adverse economic and industry conditions, limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, requiring the use of a portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements, and limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

A negative book equity balance may impair our ability to raise new debt or equity capital.

Beginning in the second quarter of 2007, the sub-prime residential lending and single family housing markets in the U.S. began to experience significant default rates, declining real estate values and increasing backlog of housing supply, and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. Concerns in the residential sector of the capital markets quickly spread more broadly into the asset-backed, commercial real estate, corporate and other credit and equity markets. During 2008, 2009 and 2010, the global capital markets experienced volatility and a wide-ranging lack of liquidity. The impact of the global credit crisis on commercial mortgage finance was acute. Transaction volume declined significantly, credit spreads for forms of mortgage debt investments reached all-time highs, and other forms of financing from the debt markets were dramatically curtailed. The dislocation in the debt capital markets, coupled with a recession in the United States, reduced property valuations and adversely impacted commercial real estate fundamentals. These developments impacted the performance of our portfolio of financial and real property assets. Among other things, such conditions resulted in our recognizing significant amounts of loan loss reserves and impairments, and depressed the price of our common stock, effectively removing our ability to raise public capital during this period. As a result of recording these impairments, our book equity balance is negative, although we expect a significant reversal of the negative book equity once the sale of the collateral management and sub-servicing agreements is completed. Nevertheless, the capital markets may have a negative perception of our long-term and short-term financial prospects due to our current negative book equity balance and accordingly, our ability to raise new debt or equity capital could be impaired.

Termination of our Asset Management Agreement could harm our business.

We have agreed to manage the KBS portfolio on behalf KBS pursuant to the Management Agreement through December 31, 2015 for a fixed fee of $9.0 million annually, the reimbursement of certain costs and the potential to earn certain incentive fees as therein provided. The Management Agreement may be terminated by KBS without cause, with an effective termination date of March 31 or September 30 of any year but at no time prior to September 30, 2013, upon 90 days’ prior written notice. There can be no assurance a termination will occur notwithstanding our efforts. Upon any termination of the Management Agreement, our management fees, after payment of any termination payments required, would cease, thereby reducing our expected revenues, which could harm our business.

Lack of diversification in number of investments increases our dependence on individual investments.

If we acquire larger property interests, our portfolio will be concentrated in a smaller number of assets or with a less diverse tenant base, increasing the risk of loss to stockholders if a default or other problem arises. Alternatively, property sales may reduce the aggregate amount of our property investment portfolio, and number of investments in either or each, our portfolio may become concentrated in larger assets, thereby reducing the benefits of diversification by geography, property type, tenancy or other measures.

If we fail to achieve adequate operating cash flow, our ability to make distributions will be adversely affected.

As a REIT, we must distribute annually at least 90% of our REIT taxable income, if any, to our stockholders, determined without regard to the deduction for dividends paid and excluding net capital gain. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, operating expense levels, and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends. No assurance can be given as to our ability to pay distributions to our stockholders.

Our CDOs could generate “phantom” income.

Subsequent to the sale of the collateral manager agreements, we will continue to own the subordinate notes and preferred and ordinary shares of our CDOs. These retained interests in the CDOs could continue to generate taxable income for us despite the fact that, we will not receive cash distributions on our equity and subordinated note holdings from these CDOs until overcollateralization tests are met, if at all. Additionally, once the collateral manager agreements are sold, we will not control or have influence over the factors that most directly affect the overcollateralization and interest coverage tests of the respective CDOs. Should these CDOs continue to generate taxable income with no corresponding receipt of cash flow, our taxable income would continue to be recognized on each underlying investment in the relevant CDO. We would continue to be required to distribute 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) from these transactions to continue to qualify as a REIT, despite the fact that we may not receive cash distributions on our equity and subordinated note holdings from these CDOs.

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

Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in our investment origination volume, impairments, the degree to which we encounter competition in our markets and general economic conditions.

The competitive pressures we face as a result of operating in a highly competitive market could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We have significant competition with respect to our acquisition and origination of assets with many other companies, including other REITs, insurance companies, private investment funds, hedge funds, specialty finance companies and other investors. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, there is significant competition on a national, regional and local level with respect to property management services and in commercial real estate services generally and we are subject to competition from large national and multi-national firms as well as local or regional firms that offer similar services to ours. Some of our competitors may have greater financial and operational resources, larger customer bases, and more established relationships with their customers and suppliers than we do. The competitive pressures we face, if not effectively managed, may have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

GKK Realty Advisors' role as manager for the assets transferred to KBS and the Manager's role as collateral manager for our CDOs, as well as GKK Loan Servicing LLC's role as a special servicer expose us to litigation risks. In these roles, we make investment, asset management, loan work-out, and other decisions which could result in adverse financial impacts to third-parties. These parties may pursue legal action against us as a result of these decisions, the outcomes of which cannot be certain.

The role of the Manager as collateral manager for our CDOs and GKK Realty Advisors’ role as property manager for the assets transferred to KBS may expose us to liabilities to CDO debt holders or KBS.

We were subject to potential liabilities to investors as a result of the Manager's role as collateral manager for our CDOs and our asset and property management business generally. In serving in such roles, we could be subject to claims by CDO debt holders and KBS that we did not act in accordance with our duties under our CDO and property management documentation or that we were negligent in taking or refraining from taking actions with respect to the underlying collateral in our CDOs or in managing the assets transferred to KBS. In particular, the discretion that we exercised in managing the collateral for our CDOs and managing the assets transferred to KBS could result in a liability due to inherent uncertainties surrounding the course of action that will result in the best long term results with respect to such collateral and investments. This risk could be increased due to the affiliated nature of our roles. If we were found liable for our actions as collateral manager or property manager and we were required to pay significant damages to our CDOs or KBS, our financial condition could be materially adversely effected.

Claims may arise under an indemnification provided by us to the trustee of our 2005 CDO and 2006 CDO in connection with note cancellations.

Our subsidiary, Gramercy Manager LLC, the current collateral manager, had provided separate limited indemnities to the trustee of our 2005 CDO and 2006 CDO in connection with CDO note cancellations we undertook in 2011 in accordance with the operative documents of each CDO. These cancellations were undertaken to reduce the total debt owed by our 2005 CDO and our 2006 CDO and improve their compliance with certain overcollateralization tests. Payments made by us, if any, under these indemnities would reduce our liquidity available for general corporate purposes and investments.

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

On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Dodd-Frank Act imposes new regulations on us and how we conduct our business. For example, the Dodd-Frank Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, the Dodd-Frank Act required us to register as an investment advisor with the SEC, which will increase our regulatory compliance costs and subject us to new restrictions as well as penalties for any future non-compliance with these regulations. Importantly, many key aspects of the changes imposed by the Dodd-Frank Act will be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Dodd-Frank Act will affect us. It is possible that the Dodd-Frank Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

We are required to make a number of judgments in applying accounting policies and different estimates and assumptions in the application of these policies could result in changes to our reporting of financial condition and results of operations.

Various estimates are used in the preparation of our financial statements, including estimates related to asset and liability valuations (or potential impairments), and various receivables. Often these estimates require the use of market data values which may be difficult to assess, as well as estimates of future performance or receivables collectability which may be difficult to accurately predict. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in material changes to our reports of financial condition and results of operations.

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

To maintain our qualification for an exclusion from registration under the Investment Company Act pursuant to Sections 3(c)(5)(C) and 3(c)(6) at least 55% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets under Section 3(c)(5)(C) of the Investment Company Act, and 80% of our portfolio, or the assets of our majority-owned subsidiaries, must be comprised of qualifying assets and real estate-related assets under Section 3(c)(5)(C) of the Investment Company Act. In addition, we may not issue “redeemable securities.” To comply with the Section 3(c)(5)(C) exemption, we may from time to time buy RMBS and other qualifying assets. We generally expect that mortgage loans, junior (first loss) interests in whole pool CMBS, real property investments, certain distressed debt securities and Tier 1 mezzanine loans to be qualifying assets under the Section 3(c)(5)(C) exemption from the Investment Company Act. Tier 1 mezzanine loans are loans granted to a mezzanine borrower that directly owns interests in the entity that owns the property being financed. The treatment of distressed debt securities as qualifying assets is, and will be, based on the characteristics of the particular type of loan, including its foreclosure rights. Although SEC staff no-action letters have not specifically addressed the categorization of these types of assets, we believe junior (first loss) interests in CMBS pools may constitute qualifying assets under Section 3(c)(5)(C) provided that we have the unilateral right to foreclose, directly or indirectly, on the mortgages in the pool and that we may act as the controlling class or directing holder of the pool. Similarly, subordinate interests in whole loans may constitute qualifying assets under Section 3(c)(5)(C) provided that, among other things, approval rights in connection with any material decisions pertaining to the administration and servicing of the relevant mortgage loan and, in the event that the mortgage loan becomes non-performing, we have effective control over the remedies relating to the enforcement of the loan, including ultimate control of the foreclosure process. We generally do not treat non-Tier 1 mezzanine loans and preferred equity investments as qualifying assets. Although we monitor our portfolio periodically and prior to each origination or acquisition of a new asset or disposition of an existing asset, there can be no assurance that we will be able to maintain an exclusion or exemption from registration under the Investment Company Act. Further, we may not be able to invest in sufficient qualifying and/or real estate-related assets and future revision or interpretations of the Investment Company Act may cause us to lose our exclusion or exemption or force us to re-evaluate our portfolio and our business strategy. Such changes may prevent us from operating our business successfully. No assurance can be given that the SEC staff will concur with our classification of our assets, or that the SEC staff will not, in the future, issue further guidance that may require us to reclassify those assets for purpose of qualifying for an exemption or exclusion from regulation under the Investment Company Act. To the extent that the staff of the SEC provides more specific guidance regarding any of the matters bearing upon the definition of investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. Any additional guidance from the staff of the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.

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

The Advisers Act imposes numerous obligations on registered investment advisers such as GKKM.

The Advisers Act imposes numerous obligations on registered investment advisers such as GKKM, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors, such as GKKM. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act, the Investment Company Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

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

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. Adverse economic conditions could harm the value of our properties, or the securities markets in general which could harm our operating results and revenues and may result in increased volatility of the value of our securities.

We are highly dependent on information systems and third-parties, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on communications and information systems, some of which are provided by third-parties. Any failure or interruption of our systems could cause delays or other problems, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Risks Related to Our Investments

Investing in real estate is a competitive business and we will rely on acquisitions in order to grow.

In order to grow we need to continue to acquire and finance investment properties and sell non-core properties. The acquisition and sale of investment properties is subject to competitive pressures from many market participants and we expect strong competition from other REITs, businesses, individuals, fiduciary accounts and plans, as well as other entities engaged in real estate investment and financing. Many of these competitors are larger than we are and have access to greater financial resources. Such competition may limit our ability to acquire properties and grow or may result in a higher cost to us for properties we wish to purchase.

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

Cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which we have limited or no control.

We could be adversely affected by various facts and events over which we have limited or no control, such as (i) lack of demand in areas where our properties are located; (ii) inability to retain existing tenants and attract new tenants; (iii) oversupply of space and changes in market rental rates; (iv) declines in our tenants' creditworthiness and ability to pay rent, which may be affected by their operations, the current economic situation and competition within their industries from other operators; (v) defaults by and bankruptcies of tenants, (vi) failure of tenants to pay rent on a timely basis, or failure of tenants to comply with their contractual obligations; (vii) economic or physical decline of the areas where the properties are located; and (viii) deterioration of physical condition of our properties. Negative market conditions or adverse events affecting our existing or potential tenants, or the industries in which they operate, could have an adverse impact on our ability to attract new tenants, re-lease space, collect rent or renew leases, which could adversely affect our financial condition.

At any time, any tenant may experience a downturn in its business that may weaken its operating results or overall financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant's lease and material losses to us.

If tenants do not renew their leases as they expire, we may not be able to rent or sell the properties. Furthermore, leases that are renewed, and some new leases for properties that are re-leased, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as renovations, tenant improvements or lease transaction costs. Negative market conditions may cause us to sell vacant properties for less than their carrying value, which could result in impairments. Any of these events could adversely affect our financial condition. A significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. In a weakened financial condition, tenants may not be able to pay these costs of ownership and we may be unable to recover these operating expenses from them.

We expect to lease a significant portion of our real estate to middle market businesses which may be more susceptible to adverse market conditions.

We expect that a substantial number of our properties will be leased to middle market businesses that generally have less financial and other resources than larger businesses. Middle-market companies are more likely to be adversely affected by a downturn in their respective businesses or in the regional, national or international economy. As such negative market conditions affecting existing or potential middle-market tenants, or the industries in which they operate, could adversely affect our financial condition.

We may be adversely affected by unfavorable economic changes in geographic areas where our properties are concentrated.

Adverse conditions in the areas where our properties are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial or retail properties) may have an adverse effect on the value of our properties. A material decline in the demand or the ability of tenants to pay rent for office, industrial or retail space in these geographic areas may result in a material decline in our cash available for distribution.

Our real estate investments are subject to risks particular to real property.

Real estate investments are subject to risks particular to real property, including:

•	acts of God, including earthquakes floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and market conditions, including the credit and securitization markets;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area;

•	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;

•	competition from comparable properties;

•	the occupancy rate of our properties;

•	the ability to collect on a timely basis all rent from tenants;

•	the effects of any bankruptcies or insolvencies of major tenants;

•	the expense of re-leasing space;

•	changes in interest rates and in the availability, cost and terms of mortgage funding;

•	the impact of present or future environmental legislation and compliance with environmental laws; and

•	cost of compliance with the Americans with Disabilities Act;

If any of these or similar events occur, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition.

We co-invest with third-parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third-party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers.

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

Many of our tenants within our joint venture with Garrison, are banks that are not eligible to be debtors under the federal bankruptcy code, but would be subject to the liquidation and insolvency provisions of applicable banking laws and regulations. If the FDIC were appointed as receiver of a banking tenant because of a tenant’s insolvency, we would become an unsecured creditor of the tenant and be entitled to share with the other unsecured non-depositor creditors in the tenant’s assets on an equal basis after payment to the depositors of their claims. The FDIC has broad powers to reject any contract (including a lease) of a failed depository institution that the FDIC deems burdensome if the FDIC determines that such rejection is necessary to promise the orderly administration of the institution’s affairs. By federal statute, a landlord under a lease rejected by the FDIC is not entitled to claim any damages with respect to the disaffirmation, other than rent through the effective date of the disaffirmation. The amount paid on claims in respect of the lease would depend on, among other factors, the amount of assets of the insolvent tenant available for unsecured claims. We may recover substantially less than the full value of any unsecured claims, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay dividends to stockholders at historical levels or at all.

We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their obligations under our leases.

We own the properties leased to the tenants of our real estate investments and we receive rents from the tenants during the terms of our leases. A tenant’s ability to pay rent is determined by the creditworthiness of the tenant. If a tenant’s credit deteriorates, the tenant may default on its obligations under our lease and the tenant may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our real estate investments. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease. In other circumstances, where a tenant’s financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the agreed rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our financial performance, the market prices of our securities and our ability to pay dividends could be materially adversely affected.

Lease defaults or terminations or landlord-tenant disputes may adversely reduce our income from our leased property portfolio.

Lease defaults or terminations by one or more of our significant tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by the property. If this were to occur, it could adversely affect our results of operations.

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

A significant portion of our properties owned by our Joint Venture are leased to financial institutions, making us more economically vulnerable in the event of a downturn in the banking industry.

The real estate owned by our joint venture with Garrison is leased primarily to financial institutions. Individual banks, as well as the banking industry in general, may be adversely affected by negative economic and market conditions throughout the United States or in the local economies in which regional or community banks operate, including negative conditions caused by the recent disruptions in the financial markets. In addition, changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, may have an adverse impact on banks’ loan portfolios and allowances for loan losses. As a result, we may experience higher rates of lease default or terminations in the event of a downturn in the banking industry than we would if our tenant base was more diversified.

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

There may be environmental problems associated with our properties which we were unaware of at the time of acquisition. The presence of hazardous substances may adversely affect our ability to sell real estate or borrow using real estate as collateral. The presence of hazardous substances, if any, on our properties may adversely affect our ability to sell an affected property and we may incur substantial remediation costs, thus harming our financial condition. In addition, although our leases, will generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we nonetheless would be subject to strict liability by virtue of our ownership interest for environmental liabilities created by such tenants, and we cannot ensure the stockholders that any tenants we might have would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

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

Certain laws and regulations govern the removal, encapsulation or disturbance of asbestos-containing materials, or ACMs, when those materials are in poor condition or in the event of building renovation or demolition, impose certain worker protection and notification requirements, and govern emissions of and exposure to asbestos fibers in the air. These laws may also impose liability for a release of ACMs and may enable third-parties to seek recovery against us for personal injury associated with ACMs. There are or may be ACMs at certain of our properties. We have either developed and implemented or are in the process of developing and implementing operations and maintenance programs that establish operating procedures with respect to ACMs.

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

We are subject to risks and uncertainties associated with operating our asset and property management business.

We will encounter risks and difficulties as we operate our asset and property management business. In order to achieve our goals as a property manager, we must:

•	actively manage the assets in such portfolios in order to realize targeted performance; and

•	create incentives for our management and professional staff to develop and operate the asset and property management business.

If we do not successfully operate our asset and property management business to achieve the investment returns that we or the market anticipates, our operations may be adversely impacted.

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

Risk Relating to Our Capital Structure and Access to Liquidity

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

Our operating results depend in large part on differences between the income from our investments, net of financing costs. In most cases, for any period during which our investments are not match-funded, the income from such investments will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our investments. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and may limit or eliminate our ability to make distributions to our stockholders. For more information on interest rate risk, see Item 7A, “Quantitative and Qualitative Disclosure About Market Risk” in this Annual Report on Form 10-K.

If credit spreads widen before we obtain long-term financing for our assets, the value of our assets may suffer.

We price our assets based on our assumptions about future credit spreads for financing of those assets. We have obtained, and may obtain in the future, longer term financing for our assets using structured financing techniques. Such issuances entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR. If the spread that investors are paying on our current structured finance vehicles and will pay on future structured finance vehicles we may engage in over the benchmark widens and the rates we are charging or will charge on our assets are not increased accordingly, our income may be reduced or we could suffer losses, which could affect our ability to make distributions to our stockholders.

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

Additionally, Title 8, Subtitle 3 of the MGCL permits our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement takeover defenses, some of which we do not have. These provisions may have the effect of inhibiting a third-party from making us an acquisition proposal or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the stockholders with an opportunity to realize a premium over the then-current market price.

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

The market value of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions. Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock. If our future earnings or cash dividends are less than expected, it is likely that the market price of our common stock will decline.

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

Our TRSs, including GKK Management Co., LLC, GKK Trading Corp., GIT Trading Corp., Whiteface Holdings, LLC and GWF II SPE, LLC will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. We anticipate that the aggregate value of TRS securities owned by us will be less than 25% of the value of our total assets (including such TRS securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the rule that no more than 25% of the value of a REIT’s assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 25%, limitation discussed above or avoid application of the 100% excise tax discussed above.

Cautionary Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the success or failure of our efforts to implement our current business strategy;

•	our ability to identify and complete additional property acquisitions and risks of real estate acquisitions;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	the performance and financial condition of tenants and corporate customers;

•	the adequacy of our cash reserves, working capital and other forms of liquidity;

•	the availability, terms and deployment of short-term and long-term capital;

•	demand for office and industrial space;

•	the actions of our competitors and our ability to respond to those actions;

•	the timing of cash flows from our investments;

•	the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;

•	the continuity of the management agreement for the KBS portfolio;

•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	reduction in cash flows received from our investments, in particular our CDOs;

•	our ability to profitably dispose of non-core assets;

•	availability of, and ability to retain, qualified personnel and directors;

•	changes to our management and board of directors;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	environmental and/or safety requirements;

•	our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes and qualify for our exemption under the Investment Company Act, our operating partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as TRSs for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	the continuing threat of terrorist attacks on the national, regional and local economies; and

•	other factors discussed under Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2012 and those factors that may be contained in any filing we make with the SEC, including Part II, Item 1A of our Quarterly Reports on Form 10-Q.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this filing, we do not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES (Amounts in thousands)

Our corporate headquarters are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. We also have regional offices located in Jenkintown, Pennsylvania and St. Louis, Missouri. We can be contacted at (212) 297-1000. We maintain a website at www.gkk.com. Our reference to our website is intended to be an inactive textual reference only. Information contained in our website is not, and should not be interpreted to be, part of this Annual Report on Form 10-K.

As of December 31, 2012, our consolidated property investment portfolio consisted of 43 properties, including 28 bank branches, 2 industrial properties and 13 office buildings aggregating approximately 1.1 million rentable square feet. As of December 31, 2012, the occupancy of our consolidated properties was 70%. The weighted average remaining term of the leases in our consolidated portfolio was 8.2 years.

The following table presents our consolidated portfolio as of December 31, 2012 and 2011:

	Number of Properties		Rentable Square Feet		Occupancy
Properties (1)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Industrial Properties	2	-	539,429	-	100.0%	0%
Branches	28	41	192,537	261,732	34.9%	28.9%
Office Buildings	13	15	362,492	491,084	45.3%	44.7%
Land	-	-	-	-	0%	0%
Total	43	56	1,094,458	752,816	70.4%	39.2%

Set forth below is information regarding lease expirations for our consolidated properties as of December 31, 2012 (dollars in thousands):

Year of Lease Expiration (1)	Number of Expiring Leases	Total Sq. Ft. under Expiring Leases	Percentage of Total Rentable Sq. Ft.	2012 Contractual Rent under Expiring Leases	Percentage of 2012 Contractual Rent
Monthly	15	22,024	2.9%	$13	0.4%
2013	5	17,351	2.2%	128	3.4%
2014	3	8,524	1.1%	63	1.7%
2015	2	6,148	0.8%	80	2.1%
2016	4	18,664	2.4%	149	4.0%
2017	2	7,325	0.9%	135	3.6%
2018	4	86,881	11.3%	704	18.8%
2019	2	10,576	1.4%	73	1.9%
2020	8	67,479	8.8%	416	11.1%
2021	-	-	0%	-	0%
2022	2	169,666	22.0%	573	15.3%
2023 and thereafter	12	356,184	46.2%	1,414	37.7%
Total	59	770,822	100.0%	$3,748	100.0%

(1)	Excludes leases for parking, signs and antennae.

As of December 31, 2012, Gramercy Finance held five interests in real estate acquired through foreclosures, all of which are classified as held-for-sale in connection with the classification of Gramercy Finance as held for sale.

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

Our regional management office located at 610 Old York Road, Jenkintown, Pennsylvania, is subject to an operating lease with an affiliate of KBS.  The lease is for approximately 17,000 square feet, and expires on August 31, 2013, with rents of approximately $322 per annum.  Our regional management office located at 800 Market Street, St. Louis, Missouri is subject to an operating lease with St. Louis BOA Plaza, LLC.  The lease is for approximately 2,000 square feet, expires on September 30, 2013, and is cancelable with 90 days’ notice.  The lease is subject to rents of $32 per annum.

Development Plans

As of December 31, 2012, we have no plans for the renovation, improvement or development of our properties other than in connection with its on-going repair and maintenance and tenant leasing programs.

ITEM 3. LEGAL PROCEEDINGS

Two of the Company’s subsidiaries were named as defendants in a case filed in August 2011 captioned Colfin JIH Funding LLC and CDCF JIH Funding, LLC v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC in New York State Supreme Court, New York County. The dispute arose from the financing of the Jameson Inns and Signature Inns. Plaintiffs asserted a breach of contract claim under an intercreditor agreement against the subsidiaries.

The same two of the Company’s subsidiaries were named as defendants in a case filed in December 2011 captioned U.S. Bank National Association, as Trustee et al v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC in New York State Supreme Court, New York County. The dispute arose from the same financing of the Jameson Inns and Signature Inns. U.S. Bank National Association, or U.S. Bank, by and through its attorney in fact, Wells Fargo Bank, N.A., asserted a breach of contract claim against the subsidiaries.

In January 2013, the Company settled the claims for $5.3 million, which was fully accrued for as of December 31, 2012.

In addition, the Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 2, 2004 under the symbol “GKK.” On March 15, 2013, the reported closing sale price per share of common stock on the NYSE was $4.35 and there were approximately 209 holders of record of our common stock. This number does not include stockholders’ shares held in nominee or street name. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE for the years ended December 31, 2012 and 2011 and the distributions paid by us with respect to the periods indicated.

	2012			2011
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$3.07	$2.34	$-	$5.31	$2.77	$-
June 30	$2.68	$2.45	$-	$4.26	$2.02	$-
September 30	$3.09	$2.31	$-	$3.72	$2.35	$-
December 31	$3.05	$2.56	$-	$3.22	$2.50	$-

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. Beginning with the third quarter of 2008, our board of directors elected to not pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid Series A preferred stock dividend has been accrued for seventeen quarters as of December 31, 2012. Based on current estimates of our taxable loss, we expect that we will have no distribution requirements in order to maintain our REIT status for the 2012 tax year and we expect that we will continue to elect to retain capital for liquidity purposes; however, as our new business strategy is implemented and sustainable cash flows grow, we will re-evaluate our dividend policy with the intention of resuming dividends. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full. We expect to continue our policy of generally distributing 100% of our taxable income through dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends” for additional information regarding our dividends.

In connection with Mr. Gordon F. DuGan’s agreement to serve as our Chief Executive Officer, on June 7, 2012, Mr. DuGan also agreed to purchase 1,000,000 shares of our common stock from us on June 29, 2012 for an aggregate purchase price of $2.5 million or $2.52 per share. The per share purchase price was equal to the closing price of our common stock on the New York Stock Exchange on the day prior to the date Mr. DuGan entered into the subscription agreement with us to purchase such shares of common stock. The issuance of such shares of common stock was a private placement exempt from the registration requirements of the Securities Act. We intend to use the net proceed from this issuance for general corporate purposes, which may include, but not limited to, acquisitions of single tenant lease investments.

We issued to KBS Acquisition Sub-Owner 2, LLC (i) 2,000,000 shares of our common stock; (ii) 2,000,000 shares of our Class B-1 non-voting common stock; and (iii) 2,000,000 shares of our Class B-2 non-voting common stock, on December 6, 2012. The shares were issued as consideration for the our contribution to the joint venture which purchased the Bank of America Portfolio on the same date and were valued at $2.75 which was the closing price of our common stock on the New York Stock Exchange as of the date of the executed purchase and sale agreement. Each share of the Class B-1 common stock and Class B-2 common stock will be convertible into one share of our common stock at the option of the holder at any time on or after September 5, 2013 and December 6, 2013, respectively. Each share of Class B-1 common stock and Class B-2 common stock that has not previously been converted and remains outstanding on March 5, 2014 shall, automatically and without any action on the part of the holder thereof, convert into one share of common stock on such date. While outstanding, each share of Class B-1 common stock and Class B-2 common stock will have identical rights to dividends and other distributions as our common stock. The issuance of such shares of common stock was a private placement exempt from the registration requirements of the Securities Act.

Stock Performance Graph

This graph compares the performance of our shares with the Standard & Poor’s 500 Composite Index and the NAREIT All REIT Index. This graph assumes $100 invested on January 1, 2008 and assumes the reinvestment of dividends.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2012, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	360,251	$16.14	1,932,511
Equity compensation plans not approved by security holders (2)	-	-	-
Total	360,251	$16.14	2,432,511

(1)	Includes information related to our 2004 Equity Incentive Plan.
(2)	Includes information related to our 2012 Inducement Equity Incentive Plan.

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

Operating Data (In thousands, except share and per share data)

	For the year ended December 31,
	2012	2011	2010	2009	2008
Total revenues	$36,821	$7,772	$1,197	$72	$57
Property operating expenses	23,226	5,947	4,033	4,963	4,344
Interest expense	-	-	280	2	-
Management fees	-	-	-	-	30,299
Incentive fee	-	-	-	-	2,350
Depreciation and amortization	256	136	174	251	121
Management, general and administrative	25,446	22,150	22,369	37,365	7,190
Total expenses	48,928	28,233	26,856	42,581	44,304
Loss from continuing operations before equity in income (loss) from joint ventures and provision for taxes	(12,107)	(20,461)	(25,659)	(42,509)	(44,247)
Equity in net income (loss) of joint ventures	(2,904)	121	(303)	113	119
Loss from continuing operations before provision for taxes, gain on extinguishment of debt, and discontinued operations	(15,011)	(20,340)	(25,962)	(42,396)	(44,128)
Gain on extinguishment of debt	-	-	-	106,177	-
Provision for taxes	(3,330)	(563)	(966)	(2,534)	-
Net income (loss) from continuing operations	(18,341)	(20,903)	(26,928)	61,247	(44,128)
Net income (loss) from discontinued operations	(153,207)	358,380	(946,615)	(581,646)	103,816
Net income (loss)	(171,548)	337,477	(973,543)	(520,399)	59,688
Net (income) loss attributable to non-controlling interest	-	-	(145)	770	(385)
Net income (loss) attributable to Gramercy Capital Corp.	(171,548)	337,477	(973,688)	(519,629)	59,303
Accrued preferred stock dividends	(7,162)	(7,162)	(8,798)	(9,414)	(9,344)
Excess of carrying amount of tendered preferred stock over consideration paid	-	-	13,713	-	-
Net income (loss) avaliable to common stockholders	$(178,710)	$330,315	$(968,773)	$(529,043)	$49,959
Net income (loss) per common share- Basic	$(3.44)	$6.58	$(19.40)	$(10.61)	$1.06
Net income (loss) per common share- Diluted	$(3.44)	$6.58	$(19.40)	$(10.52)	$1.06
Basic weighted average common shares outstanding	51,976,462	50,229,102	49,923,930	49,854,174	47,205,078
Diluted weighted average common shares and common share equivalents outstanding	51,976,462	50,229,102	49,923,930	50,306,816	47,205,078

Balance Sheet Data (In thousands)

	Year ended December 31,
	2012	2011	2010	2009	2008
Total real estate investments, net	$23,109	$7,631	$2,226,212	$3,148,790	$3,248,461
Loans and other lending investments, net	73	828	1,512	-	-
Commercial mortgage-backed securities	-	-	-	-	-
Assets held for sale, net	1,952,264	2,078,146	2,441,827	2,633,225	3,551,767
Investment in unconsolidated joint ventures	72,742	496	3,650	84,865	93,919
Total assets	2,168,836	2,258,330	5,491,993	6,765,437	7,818,098
Mortgage note payable	-	-	1,640,671	1,702,155	1,833,005
Mezzanine loans payable	-	-	549,713	553,522	580,462
Unsecured credit facility	-	-	-	-	172,301
Term loan, credit facility and repurchase facility	-	-	-	-	48,842
Collateralized debt obligations	-	-	-	-	-
Junior subordinated notes	-	-	-	52,500	-
Deferred interest debentures held by trusts that issued trust preferred securities	-	-	-	-	150,000
Total liablilites	2,420,664	2,698,760	5,984,986	6,197,919	6,785,665
Stockholders' equity	(251,828)	(440,430)	(492,993)	567,518	1,032,433

Other Data (In thousands)

	For the year ended December 31,
	2012	2011	2010	2009	2008
Funds from operations (1)	$(157,767)	$395,288	$53,283	$(417,610)	$123,495
Cash flows provided by operating activities	$283	$87,105	$116,831	$86,960	$171,755
Cash flows provided by (used by) investing activities	$248,288	$51,133	$154,707	$131,121	$(490,572)
Cash flows provided by (used by) financing activities	$(306,894)	$(195,358)	$(189,038)	$(216,564)	$162,519

(1)	We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

A reconciliation of FFO to net income computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except for share and per share data)

Overview

Gramercy Capital Corp. is a self-managed, integrated commercial real estate investment and asset management company. In June 2012, following a strategic review process completed by a special committee of our board of directors, we announced that we will focus on deploying our capital into income-producing net leased real estate. Our new investment criteria focuses on net lease investments in markets across the United States. As of December 31, 2012, we own directly or in joint venture, a portfolio of 116 office and industrial buildings totaling approximately 4.9 million square feet, net leased on a long-term basis to tenants, including Bank of America, Nestlé Waters, Philips Electronics and others. We also have an asset and property management business which operates under the name Gramercy Asset Management (formerly Gramercy Realty) and currently manages for third-parties approximately $1.7 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. Additionally, we have a commercial real estate finance business which operates under the name Gramercy Finance and manages approximately $1.7 billion of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity and commercial mortgage-backed securities, or CMBS, which are financed through three non-recourse CDOs. As described herein, in March 2013, we exited the commercial real estate finance business and sold the collateral management and sub-special servicing agreements for our CDOs which will result in the deconsolidation of Gramercy Finance from our Consolidated Balance Sheets. We have classified the assets and liabilities of the Gramercy Finance segment as assets held-for-sale and have reported the results of operations of Gramercy Finance in discontinued operations. Neither Gramercy Finance nor Gramercy Asset Management is a separate legal entity but are divisions through which our commercial real estate finance and asset and property management businesses are conducted.

In connection with our efforts to exit Gramercy Finance, on January 30, 2013, we entered into a purchase and sale agreement to transfer the collateral management and sub-special servicing agreements for our three CDOs to CWCapital for approximately $9.9 million, less certain adjustments and closing costs. We retained our subordinate bonds, preferred shares and ordinary shares in the CDOs, which may provide us with the potential to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs, however, there is no guarantee that we will realize any proceeds from our equity position, or what the timing of these proceeds may be. The transaction closed in March 2013. In February 2013, we also sold a portfolio of repurchased notes previously issued by two of our three CDOs, generating cash proceeds of approximately $34.4 million. In addition, we expect to receive additional cash proceeds for past CDO servicing advances of approximately $14.0 million when specific assets within the CDOs are liquidated. We believe that the sale of the collateral management and sub-special servicing agreements and sale of repurchased notes of our CDOs achieves a number of important objectives, including, (i) maximizing the value of the servicing business through the sale to a large servicing operation (ii) simplifying our going-forward business and significantly reducing our ongoing management, general and administrative expenses through elimination of CDO related personnel costs and servicing advance requirements; (iii) generating in excess of $50.0 million in liquidity currently invested in the CDO business; and (iv) providing for potential future proceeds through the retention of the equity in the CDOs. Immediately subsequent to the transfer of the collateral management and sub-special serving agreements, the assets and liabilities of the corresponding CDOs will be deconsolidated from our financial statements.

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

Our principal business strategy is to acquire real estate assets that generate stable, recurring cash flows with minimal outgoing capital expenditures. We also general cash flows from management fees related to the management of commercial real estate for third-parties. For the near-term, these cash flows are used to fund our continuing operations and we intend to retain any excess cash flow to grow our investment portfolio. Once we achieve sufficient scale, we expect to resume cash distributions to our preferred and common stockholders.

Property Investment

In August 2012, we formed a joint venture with an affiliate of Garrison. Subsequently, in December 2012, we contributed approximately $59,061 in cash plus the issuance of 6,000,000 shares of our common stock, valued at $15,000 as of the date of the execution of the purchase agreement to acquire a 50% equity interest in the joint venture’s acquisition of an office portfolio of 113 properties, or the Bank of America Portfolio, from KBS. The acquisition was financed with a $200,000 two-year, floating rate, interest-only mortgage loan with a spread to 30-day LIBOR of 4.15%, collateralized by 67 properties of the portfolio. The mortgage contains three one-year extensions conditional upon the satisfaction of certain terms. The Bank of America Portfolio was previously part of the Gramercy Asset Management division, beneficial ownership of which was transferred to KBS pursuant to a collateral transfer and settlement agreement dated September 1, 2011. The Bank of America Portfolio totals approximately 4.2 million rentable square feet and is 84% leased to Bank of America, N.A., under a master lease expiring in 2023, with a total portfolio occupancy of approximately 89%. The joint venture’s asset strategy for this portfolio acquisition is to sell non-core multi-tenant assets and retain a core net-lease portfolio of high quality assets in primary and strong secondary markets, primarily leased to Bank of America. In addition to our pro rata share of the net income of the portfolio, pursuant to the joint venture agreement, we will receive an asset management fee as well as a performance based fee for the portfolio management.

In November 2012, we also acquired two Class A industrial properties located near Indianapolis, Indiana, or the Indianapolis Industrial Portfolio, totaling approximately 540,000 square feet for a purchase price of $27,125. The Indianapolis Industrial Portfolio is 100% leased to three tenants for an average lease term of approximately 10.2 years.

We own a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021.

Asset and Property Management

Our asset and property management business, which operates under the name Gramercy Asset Management, currently manages for third-parties, approximately $1,700,000 of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. In 2011, the business of Gramercy Asset Management changed from being primarily an owner of commercial properties to being primarily a third-party manager of commercial properties. The scale of Gramercy Asset Management’s revenues declined as a substantial portion of rental revenues from properties owned by us, were replaced with fee revenues of a substantially smaller scale for managing properties for third-parties.

During 2011, we sought to extend or restructure Gramercy Asset Management’s $240,523 Goldman Mortgage Loan, and Gramercy Asset Management’s $549,713 Goldman Mezzanine Loans. The Goldman Mortgage Loan was collateralized by approximately 195 properties held by Gramercy Asset Management and the Goldman Mezzanine Loans were collateralized by the equity interest in substantially all of the entities comprising our Gramercy Asset Management division, including its cash and cash equivalents. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions failed. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement, for an orderly transition of substantially all of Gramercy Asset Management’s assets to KBS, Gramercy Asset Management’s senior mezzanine lender, in full satisfaction of Gramercy Asset Management’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Asset Management’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, we transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Asset Management properties that we agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011.

In September 2011, we entered into an asset management arrangement upon the terms and conditions set forth in the Settlement Agreement, or the Interim Management Agreement, to provide for our continued management of the KBS portfolio through December 31, 2013 for a fixed fee of $10,000 annually, plus the reimbursement of certain costs. The Settlement Agreement obligated the parties to negotiate in good faith to replace the Interim Management Agreement with a more complete and definitive management services agreement on or before March 31, 2012 and on March 30, 2012, we entered into an Asset Management Services Agreement, or the Management Agreement, with KBS Acquisition Sub, LLC, or KBSAS, a wholly-owned subsidiary of KBS Real Estate Investment Trust, Inc., or KBS REIT, pursuant to which the Company provides asset management services to KBSAS with respect to the transferred properties, or the KBS Portfolio. The Management Agreement provides for continued management of the KBS Portfolio by GKK Realty Advisors, LLC, or the Manager, through December 31, 2015 for (i) a base management fee of $12,000 per year, payable monthly, plus the reimbursement of all property related expenses paid by Manager on behalf of KBSAS, subject to deferral of $167 per month at KBSAS’s option until the accrued amount equals $2,500 or June 30, 2013, whichever is earlier, and (ii) an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3,500 or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375,000 (as adjusted for future cash contributions into, and distributions out of, KBSAS by KBS REIT). In December 2012, concurrently with the purchase of the Bank of America Portfolio by our joint venture with Garrison, the base management fee of the Management Agreement was reduced by $3,000 per year to $9,000 per year, which was partially offset by the asset management fee we receive from Garrison. In any event, the Threshold Value Profits Participation is capped at a maximum of $12,000. The Threshold Value Profits Participation is payable 60 days after the earlier to occur of June 30, 2014 (or March 31, 2015 upon satisfaction of certain extension conditions, including the payment by KBSAS to Manager of a $750 extension fee) and the date on which KBSAS, directly or indirectly, sells, conveys or otherwise transfers at least 90% of the KBS Portfolio (by value).

We may terminate the Management Agreement (i) without any KBSAS default under the Management Agreement, on or after December 31, 2012, upon 90 days’ prior written notice or (ii) at any time by five business days’ prior written notice in the event of a KBSAS default under the Management Agreement. The Management Agreement may be terminated by KBSAS, (i) without cause (as defined in the Management Agreement), with an effective termination date of March 31 or September 30 of any year but at no time prior to September 30, 2013, upon 90 days’ prior written notice or (ii) at any time after April 1, 2013 for cause. In the event of a termination of the Management Agreement by KBSAS after April 1, 2013 but prior to December 31, 2015, we will be entitled to receive a declining balance termination fee, ranging from $5,000 to $2,000, calculated as specified in the Management Agreement.

Commercial Real Estate Finance

Our commercial real estate finance business operates under the name Gramercy Finance. We have invested in and manage a diversified portfolio of $1,700,000 of real estate loans, including whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, CMBS and preferred equity involving commercial properties throughout the United States. As of December 31, 2012, Gramercy Finance also held interests in five real estate properties acquired through foreclosures. Substantially, all of the investments managed by Gramercy Finance were financed through three non-recourse CDOs. As further described below, in March 2013, we exited the commercial real estate finance business and sold the collateral management and sub-special servicing agreements for our CDOs which will result in the deconsolidation of Gramercy Finance from our Consolidated Balance Sheets. We have classified the assets and liabilities of the Gramercy Finance segment as assets held-for-sale and have reported the results of operations of Gramercy Finance in discontinued operations.

On January 30, 2013, we entered into a purchase and sale agreement to transfer the collateral management and sub-special servicing agreements for our CDOs, to CWCapital for approximately $9,900, less certain adjustments and closing costs. We retained our subordinate bonds, preferred shares and ordinary shares in the CDOs, which may provide us with the potential to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs, however, there is no guarantee that we will realize any proceeds from our equity position, or what the timing of those proceeds might be. The transaction closed on March 15, 2013.

In connection with the sale, we recognized impairment charges of $27,180 within discontinued operations on loans and real estate investments to adjust the carrying value to the lower of cost or market. We also recognized other-than-temporary impairments of $128,087 within discontinued operations as we could no longer could express the intent to hold CMBS that were in an unrealized loss position long enough to recover amortized cost.

Critical Accounting Policies

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

Variable Interest Entities

Consolidated VIEs

As of December 31, 2012, the consolidated balance sheet includes $1,913,353 of assets and $2,374,516 of liabilities related to three consolidated VIEs, which are classified as held-for-sale. Due to the non-recourse nature of these VIEs, and other factors discussed below, our net exposure to loss from investments in these entities is limited to our beneficial interests in these VIEs.

Collateralized Debt Obligations

We consolidate three collateralized debt obligations, or CDOs, which are VIEs and which are included in Gramercy Finance and are classified as held-for-sale. Since we are the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, we have concluded that we are the primary beneficiary of the CDOs as of December 31, 2012. These CDOs invest in commercial real estate debt instruments, the majority of which we originated within the CDOs, and are financed by the debt and equity issued. We are the collateral manager of all three CDOs. As a result of consolidation, our subordinate debt and equity ownership interests in these CDOs have been eliminated, and the Consolidated Balance Sheets reflects both the assets held and debt issued by these CDOs to third-parties. Similarly, the operating results and cash flows include the gross amounts related to the assets and liabilities of the CDOs, as opposed to our net economic interests in these CDOs. Refer to Note 6 for further discussion of fees earned related to the management of the CDOs.

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

We are not obligated to provide any financial support to these CDOs. As of December 31, 2012, we have no exposure to loss as a result of the investment in these CDOs.

Unconsolidated VIEs

Investment in Commercial Mortgage-Backed Securities

We have investments in CMBS, which are considered to be VIEs. The majority of our securities portfolio, with an aggregate face amount of $1,179,802, is financed by our CDOs, and are included in Gramercy Finance and are classified as held-for-sale. We have not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, we do not directly control the activities that most significantly impact the VIEs’ economic performance. Our exposure to loss is limited to our interests in the consolidated CDOs described above.

Real Estate Investments

We record acquired real estate investments at cost. Costs directly related to the acquisition of such investments are expensed as incurred. We allocate the purchase price of real estate to land, building and intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases at the acquisition date. The values of the above- and below-market leases are amortized and recorded as either an increase in the case of below-market leases or a decrease in the case of above-market leases to rental income over the remaining term of the associated lease. The values associated with in-place leases are amortized over the expected term of the associated lease. We assess the fair value of the leases at acquisition based upon estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period.

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

We also review the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose for assets held for sale. These assessments are recorded as an impairment loss in our Consolidated Statements of Comprehensive Income (loss) in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.

During 2012, we recorded impairment charges of $35,043 related to real estate, of which $26,298 was related to real estate classified as held-for-sale in connection with the disposal of Gramercy Finance. During 2011, we recorded impairment charges of $1,237 related to our investments in real estate. These properties were reclassified as discontinued operations as part of the Settlement Agreement with KBS.

During 2010, we recorded impairment charges of $933,884 related to our investments in real estate, including $85,294 of impairments on intangible assets. Impairment charges for properties classified as held for investment were $913,648 and $20,236 has been recorded on properties reclassified as discontinued operations. We recorded impairment charges totaling $912,147 in continuing operations during 2010 to reduce the carrying value of 692 properties to estimated fair value. All of the impaired properties served as collateral for the Goldman Mezzanine Loans and are part of the Gramercy Asset Management portfolio. We also recorded impairment charges on three leasehold properties totaling $1,501 based on the difference between estimated cash flow shortfalls over the sub-tenants’ lease term. No other real estate assets in the portfolio were determined to be impaired as of December 31, 2010 as a result of the analysis. The estimated fair values for the properties serving as collateral for the Goldman Mezzanine loans were calculated using discounted cash flows based on internally developed models and residual values calculated with capitalization rates utilizing a study completed by a third-party property management provider for similar types of buildings. We used a range of possible future outcomes or a probability-weighted approach to determine the proper timing of the impairment. We determined that, as of December 31, 2010, based on a likelihood of the range of possible outcomes and the probability-weighted cash flows, our investments in real estate were impaired.

Investments in Joint Ventures

We account for our investments in joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and we are not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to us. As of December 31, 2012 and 2011, we had investments of $131,986 and $496 in joint ventures, respectively of which $59,244 were classified as held-for-sale in connection with the disposal of Gramercy Finance at December 31, 2012.

Assets Held-for-Sale

In connection with our efforts to exit Gramercy Finance and the commercial real estate finance business, we classified the assets and liabilities of Gramercy Finance as held-for-sale. As of December 31, 2012, we had assets classified as held-for-sale of $1,952,264 related to the disposal of Gramercy Finance. We recorded impairment charges of $27,180 within discontinued operations on loans and real estate investments to adjust the carrying value to the lower of cost or fair value and other-than-temporary impairments of $128,087 within discontinued operations as we no longer could express the intent to hold CMBS investments until the recovery of amortized cost for all CMBS in an unrealized loss position. For a further discussion regarding the measurement of financial instruments and real estate assets of the Gramercy Finance segment see Note 11, “Fair Value of Financial Instruments” and Note 3 “Dispositions and Assets Held-for-Sale”.

Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of December 31, 2012 and 2011, we had real estate investments held-for-sale of $88,806 and $42,965, respectively. We recorded impairment charges of $35,043, $1,237 and $20,236 during the years ended December 31, 2012, 2011 and 2010, respectively, related to real estate investments classified as held-for-sale.

Settlement of Debt

A gain on settlement of debt is recorded when the carrying amount of the liability settled exceeds the fair value of the assets transferred to the lender or special servicer. In 2012, we did not recognize any gain on settlement of debt.

Pursuant to the execution of the Settlement Agreement, the transfer of 867 Gramercy Asset Management properties, with an aggregate carrying value of $2,631,902 and associated mortgage, mezzanine and other liabilities of $2,843,345, occurred in September and December 2011 and we recognized a gain on settlement of debt of $285,634 in connection with such transfer as part of discontinued operations. The gain on settlement of debt includes $54,083 of gain on disposal of assets. During the year ended December 31, 2011, we recorded $2,489 of legal and professional fees related to the restructuring of the Goldman Mortgage Loan and the Goldman Mezzanine Loans.

In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. We recognized gain on settlement of debt of $74,191 year ended December 31, 2011 as part of discontinued operations. We realized a $15,892 gain on the disposal the assets, which is included in the gain on settlement of debt.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of December 31, 2012 and December 31, 2011 were $211 and $280, respectively. We continually review receivables related to rent, tenant reimbursements and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for doubtful accounts or record a direct write-off of the receivable.

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

Valuation of Financial Instruments

ASC 820-10, “Fair Value Measurements and Disclosures,” among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts that we could realize on disposition of the financial instruments. Financial instruments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and will require a lesser degree of judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment to be utilized in measuring fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments. The less judgment utilized in measuring fair value financial instruments such as with readily available actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability. Conversely, financial instruments rarely traded or not quoted have less observability and are measured at fair value using valuation models that require more judgment. Impacted by a number of factors, pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.

The three broad levels defined are as follows:

Level I — This level is comprised of financial instruments that have quoted prices that are available in active markets for identical assets or liabilities. The types of financial instruments included in this category are highly liquid instruments with actively quoted prices.

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

CMBS securities and derivative instruments are carried at fair value, and are considered Level III. For more details, refer to Note 11 in the accompanying financials statements.

At December 31, 2011, we measured CMBS securities and derivative instruments at fair value on a recurring basis. We calculated the fair value using Level III inputs that required management to make significant judgments and assumptions.

CMBS available for sale:  The fair values of our available for sale CMBS securities are generally valued by a combination of (i) obtaining assessments from third-party dealers; and, (ii) pricing services who use combination of market-based inputs along with unobservable inputs that require significant judgment, such as assumptions on the underlying loans regarding net property operating income, capitalization rates, debt service coverage ratios and loan-to-value default thresholds, timing of workouts and recoveries, and loan loss severities. Third-party dealer marks, which are used to value the majority of our CMBS securities, are indications received from dealers in the respective security, from which we could transact at on the valuation date. We use all data points obtained, including comparable trades completed by us or available in the market place in determining our fair value of CMBS. Pricing service models are designed to replicate a market view of the underlying collateral, however, the models are most sensitive to the unobservable inputs such as timing of loan defaults and severity of loan losses and significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs, would result in a significantly lower (higher) fair value measurement.

Derivative instruments:  Fair values of our derivative instruments are valued using advice from a third-party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance.

At December 31, 2012, we measured real estate investments and loans subject to impairment or reserves for loan loss at fair value on a nonrecurring basis.

Real Estate investments:  The real estate investments identified for impairment have been classified as assets held-for-sale. The impairment on properties classified as held-for-sale is calculated by comparing unsolicited purchase offers to the carrying value of the respective property. The marketing valuations are based on internally developed discounted cash flow models which include assumptions that require significant management judgment regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements and other factors deemed necessary by management. The impairment is calculated by comparing our internally developed discounted cash flow methodology to the carrying value of the respective property.

Loans subject to impairments or reserves for loan loss:  The loans identified for impairment or reserves for loan loss are collateral dependent loans. Impairment or reserves for loan loss are measured by comparing management’s estimation of fair value of the underlying collateral to the carrying value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

The valuations of financial instruments derived from pricing models may include adjustments to the financial instruments. These adjustments may be made when, in management’s judgment, either the size of the position in the financial instrument or other features of the financial instrument such as its complexity, or the market in which the financial instrument is traded (such as counterparty, credit, concentration or liquidity) require that an adjustment be made to the value derived from the pricing models. Additionally, an adjustment from the price derived from a model typically reflects management’s judgment that other participants in the market for the financial instrument being measured at fair value would also consider such an adjustment in pricing that same financial instrument.

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

Real Estate Investments

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

Finance Investments

At December 31, 2012, our loans, other lending investments and CMBS are classified as held-for-sale in connection with the disposal of Gramercy Finance.

Interest income on debt investments is recognized over the life of the investments using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan using the effective interest method. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to us, in the form of a guarantee are recognized over the term of that guarantee using the straight-line method.

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Reserve for Loan Losses

Specific valuation allowances are established for loan losses on loans in instances where it is deemed probable that we may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. The reserve is increased through the provision for loan losses on our Consolidated Statements of Operations and Comprehensive Income (Loss) and is decreased by charge-offs when losses are realized through sale, foreclosure, or when significant collection efforts have ceased. The determination of when significant collection efforts have ceased is based upon management’s assumption and judgments regarding the probability of a successful remediation and is based upon factors such as the nature of the underlying collateral or existence of additional collateral, borrower experience, financial strength, investment track record, and borrower credit.

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

Commercial Mortgage-Backed Securities

In connection with the disposal of Gramercy Finance, as of December 31, 2012 we could no longer express the intent to hold our CMBS securities in an unrealized loss position until the amortized cost basis is recovered, and as such we recognized an other-than-temporary impairment for all CMBS securities in an unrealized loss position equal to the entire difference between the amortized cost basis and the fair value.

On the date of acquisition of the CMBS securities, we determine the appropriate accounting model for impairment and revenue recognition based on our assessment of the risk of loss. We have designated our entire CMBS securities portfolio as available-for-sale. Securities that are considered to have a remote risk of loss are those securities that we have determined are of high credit quality and are sufficiently collateralized to protect the acquired class from losses.

Prior to the fourth quarter of 2012, when we could express the intent and ability to hold our available-for-sale CMBS securities until maturity, unrealized losses that were, in the judgment of management, other-than-temporarily impaired were bifurcated into (i) the amount related to credit losses and (ii) the amount related to all other factors. The evaluation included a review of the credit status and the performance of the collateral supporting those securities, including key terms of the securities and the effect of local, industry and broader economic trends. The portion of the other-than-temporary impairment related to credit losses was computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected and was charged against earnings. The portion of the other-than-temporary impairment related to all other factors was recognized as a component of other comprehensive loss. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. We calculated a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield was then applied prospectively to recognize interest income. Assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due.

We also assess securities which are not of high credit quality on a quarterly basis to determine whether significant changes in estimated cash flows or unrealized losses on these securities, if any, reflect a decline in value which is other-than-temporary. On a quarterly basis, we review the changes in expected cash flows on these securities, and if there was a material decrease in estimated cash flows and the security was in an unrealized loss position, we recorded an other-than-temporary impairment. If the security was in an unrealized gain position and there was a material decrease or increase in expected cash flows, we prospectively adjusted the yield using the effective yield method.

Upon the disposition of a CMBS investment designated as available-for-sale, the unrealized gain or loss recognized in accumulated other comprehensive income is reversed. A realized gain or loss is computed by comparing the amortized cost of the CMBS investment sold to the cash proceeds received, and the resultant gain or loss is recorded in other income.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

Stock-Based Compensation Plans

We have a stock-based compensation plan, described more fully in Note 12. We account for this plan using the fair value recognition provisions. We use the Black-Scholes option-pricing model to estimate the fair value of a stock option award. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation cost. These inputs are highly subjective and generally require significant analysis and judgment to develop.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. Our policy is to grant options with an exercise price equal to the quoted closing market price of our stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation on a current basis over the benefit period.

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly for options issued to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2012 and 2011.

	2012	2011
Dividend yield	5.0%	5.9%
Expected life of option	5.0 years	5.0 years
Risk-free interest rate	0.89%	2.02%
Expected stock price volatility	80.0%	105.0%

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

We recognize all derivatives on the balance sheet at fair value. Derivative instruments that are assets and liabilities of the CDOs are classified as held-for-sale in connection with the disposal of Gramercy Finance. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

All hedges held by us are deemed effective based upon the hedging objectives established by our corporate policy governing interest rate risk management. The effect of our derivative instruments on our financial statements is discussed more fully in Note 6.

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

For the years ended December 31, 2012, 2011 and 2010, we recorded $3,330, $563, and $966 of income tax expense, respectively. Tax expenses for each year is comprised of federal, state and local taxes. Income taxes, primarily related to our TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if we believe it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

Our policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2012, 2011 and 2010, we did not incur any material interest or penalties.

Results of Operations

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Revenues

	2012	2011	Change
Management fees	$34,667	$7,336	$27,331
Rental revenue	267	-	267
Investment income	600	-	600
Operating expense reimbursements	174	-	174
Other income	1,113	436	677
Total revenue	$36,821	$7,772	$29,049
Equity in net income (loss) of joint ventures	$(2,904)	$121	$(3,025)

Management fees for the year ended December 31, 2012 are $34,667 and for the year ended December 31, 2011 are $7,336. Management fees are comprised of asset management, property management and administration fees earned pursuant to the Management Agreement which was effective September 1, 2011 and fees earned from our joint venture with Garrison commencing in December 2012.

Rental revenue was $267 and $0 for the years ended December 31, 2012 and 2011, respectively. The increase of $267 is due to the acquisition of the Indianapolis Industrial Portfolio in November 2012.

Investment income was primarily generated from a mezzanine loan investment made in connection with the acquisition of the Bank of America Portfolio.

Operating expense reimbursements were $174 the year ended December 31, 2012 and were related to the Indianapolis Industrial Portfolio acquired in November 2012.

Other income of $1,113 for the year ended December 31, 2012 is primarily comprised of $1,000 payment received related to settlement of a previously defaulted loan investment held outside of our commercial real estate finance segment. The remainder of other income for the year ended December 31, 2012 and 2011 is related to interest earned on cash balances held by us.

The equity in net income (loss) of joint ventures of $2,904 for the year ended December 31, 2012 represents our proportionate share of the loss generated by two joint venture interests, including our joint venture with Garrison which contains the Bank of America Portfolio acquired in December 2012. The equity in net income of joint ventures of $121 for the year ended December 31, 2011 represents our proportionate share of the income generated by one joint venture interest. Our proportionate share of the income (loss) generated by our joint venture interests including $669 and $3,219 of real estate-related depreciation and amortization, which when added back, results in a reduction of Funds from Operations, or FFO, of $7,846 for the year ended December 31, 2012 and a contribution to FFO, of $1,242 for the year ended December 31, 2011, including losses of $5,611 and $2,098 classified as discontinued operations, respectively.

Expenses

	2012	2011	Change
Property operating expenses	$23,226	5,947	$17,279
Depreciation and amortization	256	136	120
Management, general and administrative	25,446	22,150	3,296
Provision for taxes	3,330	563	2,767
Total expenses	$52,258	$28,796	$23,462

Property operating expenses increased by $17,279 from the $5,947 recorded in the year ended December 31, 2011 to $23,226 recorded in the year ended December 31, 2012. The increase is attributable to additional costs incurred in connection with management of the KBS portfolio for twelve months of 2012 as compared to only four months in 2011. Property operating expenses in 2011 was also reduced by the reversal of a reserve for litigation of approximately $5,392 which was settled in 2011.

We recorded depreciation and amortization expenses of $256 for the year ended December 31, 2012, compared to $136 for the year ended December 31, 2011. The increase of $120 is primarily due to the acquisition of the Indianapolis Industrial Portfolio in November 2012.

Management, general and administrative expenses were $25,446 for the year ended December 31, 2012, compared to $22,150 for the same period in 2011. The increase of $3,296 is primarily related to the write off of $2,615 in costs related to our strategic review process completed in the second quarter of 2012, $111 of include acquisition costs for Indianapolis industrial portfolio, increases of corporate legal fees of $715 and salary and employee benefit costs of $1,201, which are partially offset by reductions in audit fees, other professional fees and insurance of $1,347.

The provision for taxes was $3,330 for the year ended December 31, 2012, versus $563 for the year ended December 31, 2011. The increase of $2,767 is primarily related to taxes on our realty asset management business which is conducted in a TRS.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

Revenues

	2011	2010	Change
Management fees	$7,336	$-	$7,336
Investment income	-	25	(25)
Other income	436	1,172	(736)
Total revenue	$7,772	$1,197	$6,575
Equity in net income (loss) of joint ventures	$121	$(303)	$424

Management fees for the year ended December 31, 2011 are $7,336 and for the year ended December 31, 2011 are $0. Management fees are comprised of asset management, property management and administration fees earned pursuant to the Management Agreement which was effective September 1, 2011.

For the year ended December 31, 2012, other income is primarily related to interest earned on cash balances held by us. Other income of $1,172 for the year ended December 31, 2010 also includes reimbursements of legal costs and ancillary income we received from third-parties.

The equity in net income (loss) of joint ventures of $121 for the year ended December 31, 2011 represents our proportionate share of the income generated by one joint venture interests. The equity in net loss of joint ventures of $1,172 for the year ended December 31, 2010 represents our proportionate share of the income generated by two joint venture interests. Our proportionate share of the income or loss generated by our joint venture interests include $3,219 and $4,347 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $1,242 and $11,212 for the years ended December 31, 2011 and 2010, respectively, including loss of $2,098 and income of $7,168 classified as discontinued operations, respectively.

Expenses

	2011	2010	Change
Property operating expenses	$5,947	4,033	$1,914
Interest expense	-	280	(280)
Depreciation and amortization	136	174	(38)
Management, general and administrative	22,150	22,369	(219)
Provision for taxes	563	966	(403)
Total expenses	$28,796	$27,822	$974

Property operating expenses increased by $1,914 from the $4,033 recorded in the year ended December 31, 2010 to $5,947 recorded in the year ended December 31, 2011. The increase is primarily attributable to additional costs incurred in connection with the management of the KBS portfolio beginning in September 2011, partially reduced by the reversal of a reserve for litigation of approximately $5,400 which was settled in 2011.

Interest expense was $0 for the year ended December 31, 2011 compared to $280 for the year ended December 31, 2010. Decrease in interest expense is due to financing costs being fully amortized during the year ended December 31, 2010.

We recorded depreciation and amortization expenses of $136 for the year ended December 31, 2011, compared to $174 for the year ended December 31, 2010. Management, general and administrative expenses were $22,150 for the year ended December 31, 2011, compared to $22,369 for the same period in 2010. The decrease of $219 includes reductions in salaries and benefits of $216, legal and professional fees of $88 and other administrative costs of $513, partially offset by an increase in insurance and other professional fees of $564.

The provision for taxes was $563 for the year ended December 31, 2011, versus $966 for the year ended December 31, 2010. The decrease of $403 is primarily related to state taxes incurred in connection with a gain on extinguishment of debt in the year ended December 31, 2010.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term (within the next 12 months) liquidity requirements, including working capital, distributions, if any, debt service and additional investments, consist of: (i) cash flow from operations; (ii) proceeds from the sale of our collateral management and sub-special servicing agreements and proceeds from the sale of certain repurchased notes of our CDOs; (iii) proceeds from potential asset sales; and, to a lesser extent; (iv) new financings and; (v) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. Our future growth will depend, in large part, upon our ability to raise additional capital. In the event we are not able to successfully access new equity or debt capital, we will rely primarily on cash on hand, cash flows from operations, proceeds from the sale of collateral management and sub-special servicing agreements and proceeds from the sale of certain repurchased notes of our CDOs, management fees and proceeds from asset sales to satisfy our liquidity requirements. If we (i) are unable to renew, replace or expand our sources of financing, (ii) are unable to execute asset sales in a timely manner or to receive anticipated proceeds from them or (iii) fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

A summary of the distributions and fees received from the CDOs, which was our primary source of liquidity for 2012, is presented below:

	Collateral Manager Fees and CDO Distributions
	CDO 2005-1		CDO 2006-1		CDO 2007-1
	Fees	Distributions	Fees	Distributions	Fees	Distributions	Total
1Q 2012	$2,399	$3,495	$1,027	$9,160	$172	$-	$16,253
2Q 2012	3,134	1,907	965	6,311	169	-	12,486
3Q 2012	332	-	933	8,238	169	-	9,672
4Q 2012	300	-	380	-	169	-	849
Total 2012	$6,165	$5,402	$3,305	$23,709	$679	$-	$39,260

Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Consolidated Statements of Cash Flows included in our financial statements. Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of December 31, 2012 and 2011, we accrued $30,438 and $23,276, respectively, for the Series A preferred stock dividends. Based on current estimates of our taxable loss, we expect that we will have no distribution requirements in order to maintain our REIT status for the 2012 tax year and we expect that we will continue to elect to retain capital liquidity purposes; however, as our new business strategy is implemented and sustainable cash flows grow, we will re-evaluate our dividend policy with the intention of resuming dividends. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

Our ability to meet our long-term (beyond the next 12 months) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Subsequent to our exit from the commercial real estate finance business, we will have no corporate debt obligations, although we may pursue obtaining a corporate credit facility or line of credit for working capital purposes or to facilitate with the acquisition of property investments. Our inability to renew, replace or expand our sources of financing on substantially similar terms, or any at all may have an adverse effect on our business, results of operations and our ability to make distributions. Any indebtedness we incur will likely be subject to continuing or more restrictive covenants and we will likely be required to make continuing representations and warranties in connection with such debt.

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

As of the date of this filing, we expect that our cash on hand and cash flow from operations will be sufficient to satisfy our anticipate short-term and long-term liquidity needs as well as our recourse liabilities, if any.

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

Cash Flows

Net cash provided by operating activities decreased $86,822 to $283 for the year ended December 31, 2012 compared to $87,105 for the same period in 2011. Operating cash flow was generated primarily by management fees, net interest income from our commercial real estate finance segment and net rental income from our investment segment. The decrease in operating cash flow for the year ended December 31, 2012 compared to the same period in 2011 was primarily due to the transfer of the KBS portfolio pursuant to the Settlement Agreement in 2011 and a corresponding decrease in operating assets and liabilities of $22,114.

Net cash provided by investing activities for the year ended December 31, 2012 was $248,288 compared to $51,133 during the same period in 2011. The increase in cash flow from investing activities is primarily attributable to the increase in proceeds from real estate sales and loan syndications and a reduction in new originations and funded commitments within our commercial real estate finance segment. These are partially offset by cash payments made to acquire the Indianapolis Industrial Portfolio and the BOA Joint Venture as well as a reduction in principal collections on investments.

Net cash used by financing activities for the year ended December 31, 2012 was $306,894 as compared to $195,358 during the same period in 2011. The change is primarily attributable to the decrease in restricted cash within the CDOs, and the increase in repayments of liabilities issued by our CDOs.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2012, 60,731,002 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

In connection with Mr. Gordon F. DuGan’s agreement to serve as our Chief Executive Officer, on June 7, 2012, Mr. DuGan also agreed to purchase 1,000,000 shares of our common stock on June 29, 2012 for an aggregate purchase price of $2,520 or $2.52 per share. The per share purchase price was equal to the closing price our common stock on the New York Stock Exchange on the day prior to the date Mr. DuGan entered into the subscription agreement with us to purchase such shares of common stock. The issuance of such shares of common stock was a private placement exempt from the registration requirements of the Securities Act.

We issued to KBS Acquisition Sub-Owner 2, LLC (i) 2,000,000 shares of our common stock, par value $0.001 per share; (ii) 2,000,000 shares of Class B-1 non-voting common stock, par value $0.001 per share; and (iii) 2,000,000 shares of Class B-2 non-voting common stock, par value $0.001 per share on December 6, 2012. The shares were issued as consideration for our contribution to the joint venture with Garrison in connection with the acquisition of the Bank of America Portfolio on the same date and were valued at $2.75 which was the closing price of our common stock on the New York Stock Exchange on the day prior. Each share of the Class B-1 common stock and Class B-2 common stock will be convertible into one share of our common stock at the option of the holder at any time on or after September 5, 2013 and December 6, 2013, respectively. Each share of Class B-1 common stock and Class B-2 common stock that has not previously been converted and remains outstanding on March 5, 2014 shall, automatically and without any action on the part of the holder thereof, convert into one share of common stock on such date. While outstanding, each share of Class B-1 common stock and Class B-2 common stock will have identical rights to dividends and other distributions as our common stock. The issuance of such shares of common stock was a private placement exempt from the registration requirements of the Securities Act.

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

The $13,713 excess of the $30,332 carrying value of the tendered preferred stock, including accrued dividends of $4,364, over the $16,620 of consideration paid was recorded as a decrease to net loss available to common stockholders for the year ended December 31, 2010.

Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of December 31, 2012 and 2011, we accrued Series A preferred stock dividends of $30,438 and $23,276, respectively.

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

As of December 31, 2012, there were approximately 462,102 phantom stock units outstanding, of which 457,602 units are vested.

Market Capitalization

At December 31, 2012, our CDOs, which are classified as held-for-sale in connection with the disposal of Gramercy Finance, represented 89.1% of our consolidated market capitalization of $2,455,015 (based on a common stock price of $2.94 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2012). Market capitalization includes our consolidated debt and common and preferred stock.

Equity Incentive Plan

In connection with the hiring of Gordon F. DuGan, Benjamin Harris, and Nicholas L. Pell, who joined on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively, we have granted equity awards to these new executives pursuant to a newly adopted outperformance plan, or the 2012 Outperformance Plan. Pursuant to the 2012 Outperformance Plan, these executives, in the aggregate, may earn up to $20,000 of LTIP Units based on our common stock price appreciation over a four-year performance period ending June 30, 2016. The amount of LTIP Units earned under the 2012 Outperformance Plan will range from $4,000 if our common stock price equals a minimum hurdle of $5.00 per share (less any dividends paid during the performance period) to $20,000 if our common stock price equals or exceeds $9.00 per share (less any dividends paid during the performance period) at the end of the performance period. In the event that the performance hurdles are not met on a vesting date, the award scheduled to vest on that vesting date may vest on a subsequent vesting date if the common stock price hurdle is met as of such subsequent vesting date. The executives will not earn any LTIP Units under the 2012 Outperformance Plan to the extent that our common stock price is less than the minimum hurdle.  Messrs. DuGan, Harris and Pell were granted awards under the 2012 Outperformance Plan pursuant to which they may earn up to $10,000, $6,000 and $4,000 of LTIP Units, respectively.During the performance period, the executives may earn up to 12%, 24% and 36% of the maximum amount under the 2012 Outperformance Plan at the end of the first, second and third years, respectively, of the performance period if our common stock price has equaled or exceeded the stock price hurdles as of the end of such years. If the minimum stock price hurdle is met as of the end of any such year, the actual amount earned will range on a sliding scale from 20% of the maximum amount that may be earned as of such date (at the minimum stock price hurdle) to 100% of the maximum amount that may be earned as of such date (at the maximum stock price hurdle). Any LTIP Units earned under the 2012 Outperformance Plan will remain subject to vesting, with 50% of any LTIP Units earned vesting on June 30, 2016 and the remaining 50% vesting on June 30, 2017 based, in each case, on continued employment through the vesting date. The LTIP Units had a fair value of $1,870 on the date of grant. We used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP Units may have with respect to our common stock. Compensation expense of $210 was recorded for the year ended December 31, 2012 for the 2012 Outperformance Plan. Compensation expense of $1,660 will be recorded over the course of the next 54 months, representing the remaining weighted average vesting period of the LTIP Units as of December 31, 2012.

In connection with the equity awards made to Messrs. DuGan, Harris and Pell in connection with the hiring of these executives, we adopted the 2012 Inducement Equity Incentive Plan, or the Inducement Plan. Under the Inducement Plan, we may grant equity awards for up to 4.5 million shares of common stock pursuant to the employment inducement award exemption provided by the New York Stock Exchange Listed Company Manual. The Inducement Plan permits us to issue a variety of equity awards, including stock options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. All of the shares available under the Inducement Plan were issued or reserved for issuance to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment. Equity awards issued under the Inducement Plan had a fair value of $3,830 on the date of grant. Compensation expense of $383 was recorded for year ended December 31, 2012 for the 2012 Inducement Equity Incentive Plan. Compensation expense of $3,447 will be recorded over the course of the next 54 months representing the remaining weighted average vesting period of equity awards issued under the Inducement Plan as of December 31, 2012.

Indebtedness

The table below summarizes secured and other debt at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Collateralized debt obligations	$2,188,597	$2,468,810

Total	$2,188,597	$2,468,810

Cost of debt	LIBOR+0.47%	LIBOR+0.45%

Mortgage and Mezzanine Loans

Certain real estate assets were subject to mortgage and mezzanine liens. In September 2011, we entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Asset Management’s assets to KBS, in full satisfaction of Gramercy Asset Management’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Asset Management’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, we transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Asset Management properties that we agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was approximately $2.63 billion. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Settlement and Extinguishment of Debt within Note 2 to the Consolidated Financial Statements.

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

In March 2010, we extended the maturity date of the Goldman Mortgage Loan to March 2011, and amended certain terms of the loan agreement, including, among others, (i) a prohibition on distributions from the Goldman Loan Borrowers to us, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Asset Management, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Goldman Mortgage Loan extension term, and (iii) within 90 days after the first day of the Goldman Mortgage Loan extension term, delivery by the Goldman Loan Borrowers to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Goldman Mortgage Loan. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions failed. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement, for an orderly transition of substantially all of Gramercy Asset Management’s assets to KBS, Gramercy Asset Management’s senior mezzanine lender, in full satisfaction of Gramercy Asset Management’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Asset Management’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, we transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Asset Management properties that we agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was approximately $2.63 billion. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Settlement and Extinguishment of Debt within Note 2 to the Consolidated Financial Statements.

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

In March 2010, we extended the maturity date of the Goldman Mortgage Loan to March 2011, and amended certain terms of the loan agreement, including, among others, (i) a prohibition on distributions from the Goldman Loan Borrowers to us, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Asset Management, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Goldman Mortgage Loan extension term, and (iii) within 90 days after the first day of the Goldman Mortgage Loan extension term, delivery by the Goldman Loan Borrowers to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Goldman Mortgage Loan. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, we entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions failed. On May 9, 2011, we announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, we maintained active communications with the lenders and in September 2011, we entered into the Settlement Agreement, for an orderly transition of substantially all of Gramercy Asset Management’s assets to KBS, in full satisfaction of Gramercy Asset Management’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, our continued management of Gramercy Asset Management’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, we transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Asset Management properties that we agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was approximately $2.63 billion. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Settlement and Extinguishment of Debt within Note 2 to the Consolidated Financial Statements.

Collateralized Debt Obligations

In the fourth quarter of 2012, we classified our CDOs as held-for-sale in connection with the disposal of Gramercy Finance. The outstanding debt is presented as a component of the liabilities related to assets held-for-sale on the Consolidated Balance Sheets.

During 2005, we issued approximately $1,000,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. At issuance, the CDO consisted of $810,500 of investment grade notes, $84,500 of non-investment grade notes, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $105,000 of preferred shares, which were issued by the 2005 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. We incurred approximately $11,957 of costs related to Gramercy Real Estate CDO 2005-1, which are amortized on a level- yield basis over the average life of the CDO.

During 2006, we issued approximately $1,000,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. At issuance, the CDO consisted of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. We incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which are amortized on a level-yield basis over the average life of the CDO.

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

We retained all non-investment grade securities, the preferred shares and the ordinary shares in the Issuer of each CDO. The Issuers and Co-Issuers in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral using cash generated by debt investments that are repaid during the reinvestment periods (generally, five years from issuance) of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as debt investments are repaid. The financial statements of the Issuer of each CDO are consolidated in our financial statements. The securities originally rated as investment grade at time of issuance are treated as a secured financing, and are non-recourse to us. Proceeds from the sale of the securities originally rated as investment grade in each CDO were used to repay substantially all outstanding debt under our repurchase agreements and to fund additional investments. Loans and other investments are owned by the Issuers and the Co-Issuers, serve as collateral for our CDO securities, and the income generated from these investments is used to fund interest obligations of our CDO securities and the remaining income, if any, is retained by us.

Substantially all of our loans and other investments serve as collateral for our CDO securities, and the income generated from these investments is used to fund interest obligations of our CDO securities and the remaining income, if any, is retained by us. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for us to receive cash flow on the interests retained by us in our CDOs and to receive the subordinate collateral management fee earned. If some or all of our CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and we may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. Our 2005 CDO failed its overcollateralization test at the January 2013 distribution date, the most recent distribution date, and previously failed its overcollateralization tests at the October 2012, July 2012, October 2011, April 2011 and January 2011 distribution dates. Our 2006 CDO failed its asset overcollateralization tests as of the January 2013 distribution date, and previously failed its overcollateralization test as of the October 2012 distribution date. Our 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date. It is unlikely that the 2005, 2006 and 2007 CDO’s overcollateralization tests will be satisfied in the foreseeable future. During periods when the overcollateralization tests for the CDOs are not met, our business, financial condition, and results of operations are materially and adversely affected.

On March 14, 2012, an interest payment due on a CMBS investment owned by our 2007 CDO was not received for the third consecutive interest payment date, which caused the CMBS investment to be classified as a Defaulted Security under our 2007 CDO’s indenture. This classification caused the Class A/B Par Value Ratio for the 2007 CDO notes to fall to 88.86% in breach of the Class A/B overcollateralization test threshold of 89%. This breach constitutes an event of default under the operative documents for our 2007 CDO. Pursuant to a letter dated in March 2012, a majority of the controlling class of senior note holders waived the related event of default and further agreed to waive any subsequent event of default related to the Class A/B overcollateralization test that may occur hereafter until the earlier of January 30, 2014 or the date that written instructions to the contrary are provided by such majority of the controlling class to the Trustee. The majority of the controlling class has reserved the right to revoke or extend such waiver at any time.

During the year ended December 31, 2012, we repurchased no bonds previously issued by any of our three CDOs. During the year ended December 31, 2011, we repurchased, at a discount, $49,259 of notes previously issued by two of our three CDOs. We recorded a net gain on the early extinguishment of debt of $15,275 for the year ended December 31, 2011, in connection with the repurchase of notes of such Issuers.

Contractual Obligations

Combined aggregate principal maturities of our CDOs, and operating leases as of December 31, 2012 are as follows:

	CDOs	Interest Payments	Total
2013	$-	$69,958	$69,958
2014	-	68,643	68,643
2015	-	69,418	69,418
2016	-	72,813	72,813
2017	-	55,700	55,700
Thereafter	2,188,597	6,725	2,195,322
Total	$2,188,597	$342,257	$2,531,854

Additionally, one of our subsidiaries is a borrower under a $31,449 mortgage loan with our 2005 CDO and 2006 CDO acting as lenders, which bears interest at 5.0% and matures in June 2012. These intercompany borrowings are eliminated upon consolidation and therefore do not appear on our Consolidated Balance Sheet.

Leasing Agreements

Future minimum rental income under non-cancelable leases including properties held-for-sale in connection with the disposal of Gramercy Finance and excluding reimbursements for operating expenses, as of December 31, 2012 are as follows:

Operating Leases
2013	$3,779
2014	3,865
2015	3,897
2016	3,799
2017	3,668
Thereafter	15,467
Total minimum rental income	$34,475

Off-Balance-Sheet Arrangements

We have off-balance-sheet investments, including joint ventures. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance-sheet arrangements are discussed in Note 6 in the accompanying financial statements.

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

Beginning with the third quarter of 2008, our board of directors elected not to pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends have been accrued for seventeen quarters as of December 31, 2012. Based on current estimates of taxable loss, we believe we will have no distribution requirement in order to maintain our REIT status for the 2012 tax year.

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

Related Party Transactions

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of our directors. An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by our CDOs that are secured by properties in New York City, or in which we and SL Green are co-investors. For the years ended December 31, 2012, 2011 and 2010 we incurred expense of $0, $3,058 and $477, respectively, pursuant to the special servicing arrangement.

Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. On June 25, 2012, the lease was amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remain unchanged, except we now have the right to cancel the lease with 90 days notice. For the years ended December 31, 2012, 2011 and 2010 we paid $361, $307 and $339 under this lease, respectively.

In April 2007, we purchased for $103,200 a 45% Tenant-in-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10-year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third-party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. We sold our 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $25,350, resulting in a loss of $11,885. We recorded our pro rata share of net income of $5,078 for the years ended December 31, 2010, within discontinued operations.

In July 2007, we purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third-party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. We sold our 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $38,911, resulting in a loss of $15,407. We recorded our pro rata share of net income of $5,926 for the years ended December 31, 2010, within discontinued operations.

In December 2010, we sold our interest in a parcel of land located at 292 Madison Avenue in New York, New York to a wholly-owned subsidiary of SL Green. We received proceeds of $16,765 and recorded an impairment charge of $9,759, within discontinued operations.

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

FFO for the years ended December 31, 2012, 2011 and 2010 are as follows:

	For the Year Ended December 31,
	2012	2011	2010
Net income (loss) available to common shareholders	$(178,710)	$330,315	$(968,773)
Add:
Depreciation and amortization	5,205	70,215	115,051
FFO adjustments for unconsolidated joint ventures	669	3,219	4,347
Non-cash impairment of real estate investments	35,043	1,296	923,885
Less:
Non real estate depreciation and amortization	(4,059)	(7,044)	(7,925)
Gain on sale	(15,915)	(2,713)	(13,302)
Funds from operations	$(157,767)	$395,288	$53,283
Funds from operations per share - basis	$(3.04)	$7.87	$1.07
Funds from operations per share - diluted	$(3.04)	$7.75	$1.07

Recently Issued Accounting Pronouncements

In July 2010, FASB issued guidance which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. This guidance will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under this guidance as of the end of a reporting period are effective for the Company’s December 31, 2010. In January 2011, the FASB delayed the effective date of the new disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations about on what constitutes a troubled debt restructuring. The effective date of the new disclosures about and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is effective for our September 30, 2011 reporting period. We have applied this update to our Consolidated Financial Statements for the period ended December 31, 2012.

In December 2010, the FASB issued guidance on the disclosure of supplementary pro forma information for business combinations. The guidance specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current period had occurred as of the beginning of the comparable annual period only. The adoption of this guidance for our annual reporting period ending December 31, 2012 will not have a material impact on our Consolidated Financial Statements.

In April 2011, the FASB issued updated guidance on a creditor’s determination of whether a restructuring will be a troubled debt restructuring, which establishes new guidelines in evaluating whether a loan modification meets the criteria of a troubled debt restructuring. This guidance is effective as of the third quarter of 2011, applied retrospectively to the beginning of the fiscal year as required, and its adoption did not have a material effect on our Consolidated Financial Statements.

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

In June 2011, the FASB issued updated guidance on comprehensive income which amends U.S. GAAP to conform to the disclosure requirements of IFRS. The amendment eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and non-controlling interests and requires a separate Statements of Comprehensive Income or two consecutive statements in the Statements of Operations and in a separate Statements of Comprehensive Income (loss). This guidance also requires the presentation of reclassification adjustments for each component of other comprehensive income on the face of the financial statements rather than in the notes to the financial statements. This guidance is effective as of January 1, 2012, except for the disclosure of reclassification adjustments which was postponed for re-deliberation by the FASB, and early adoption is permitted, and its adoption did not have a material effect on our Consolidated Financial Statements.

In February 2013, the FASB issued additional guidance on comprehensive income which requires the provision of information about the amounts reclassified out of accumulated other comprehensive income by component. This guidance also requires presentation on the Consolidated Statements of Operations and Comprehensive Income (Loss) or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for reporting periods beginning after December 15, 2012 with early adoption permitted. We have not elected early adoption, and while its adoption is not expected to have a material effect on our Consolidated Financial Statements.

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

Real Estate Risk

Commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions, local real estate conditions (such as an oversupply of retail, industrial, office or other commercial or multi-family space), changes or continued weakness in specific industry segments, construction quality, age and design, demographic factors, retroactive changes to building or similar codes, and increases in operating expenses (such as energy costs). We may seek to mitigate these risks by employing careful business selection, rigorous underwriting and credit approval processes and attentive asset management.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Most of our commercial real estate finance assets and borrowings are variable-rate instruments that we finance with variable rate debt. The objective of this strategy is to minimize the impact of interest rate changes on the spread between the yield on our assets and our cost of funds. We seek to enter into hedging transactions with respect to all liabilities relating to fixed rate assets. If we were to finance fixed rate assets with variable rate debt and the benchmark for our variable rate debt increased, our net income would decrease. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve:

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$(10,972)
+200 bps	$(20,303)
+300 bps	$(28,302)

We currently do not have an unsecured corporate credit facility, however, we may pursue obtaining such a facility for working capital purposes or to facilitate acquisitions of investments and accordingly, in the future, we may be exposed to additional effects of interest rate changes.

Credit Risk

Credit risk refers to the ability of each tenant in our portfolio of real estate investments to make contractual lease payments on the scheduled due dates. We seek to reduce credit risk of our real estate investments by entering into long-term leases with tenants after a careful evaluation of credit worthiness as part of our property acquisition process. If defaults occur, we employ our asset management resources to mitigate the severity of any losses and seek to relet the property. In the event of a significant rising interest rate environment and/or economic downturn, tenant delinquencies and defaults may increase and result in credit losses that would materially and adversely affect our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Capital Corp.

We have audited the accompanying consolidated balance sheets of Gramercy Capital Corp. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gramercy Capital Corp. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gramercy Capital Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Capital Corp.

We have audited Gramercy Capital Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gramercy Capital Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Gramercy Capital Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Gramercy Capital Corp. and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 18, 2013

Gramercy Capital Corp.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,	December 31,
	2012	2011
Assets:
Real estate investments, at cost:
Land	$1,800	$2,241
Building and improvements	21,359	5,964
Less: accumulated depreciation	(50)	(574)
Total real estate investments, net	23,109	7,631

Cash and cash equivalents	105,402	163,725
Restricted cash	12	24
Loans and other lending investments, net	73	828
Investment in joint ventures	72,742	496
Assets held-for-sale, net (includes consolidated VIEs of $1,913,353 and $1,990,826, respectively)	1,952,264	2,078,146
Tenant and other receivables, net	4,123	1,820
Derivative instruments, at fair value	-	6
Acquired lease assets, net of accumulated amortization of $42 and $32	4,386	73
Deferred costs, net of accumulated amortization of $2,033 and $2,137	415	1,891
Other assets	6,310	3,690
Total assets	$2,168,836	$2,258,330

Liabilities and Equity:
Liabilities:
Accounts payable and accrued expenses	$8,908	$13,010
Dividends payable	30,438	23,276
Deferred revenue	33	569
Below-market lease liabilities, net of accumulated amortization of $4 and $0	458	-
Liabilities related to assets held-for-sale (includes consolidated VIEs of $2,374,516 and $2,654,109, respectively)	2,380,162	2,661,278
Other liabilities	665	627
Total liabilities	2,420,664	2,698,760
Commitments and contingencies	-	-

Equity:
Common stock, Class A-1, par value $0.001, 100,000,000 shares authorized, 56,731,002 and 51,086,266 shares issued and outstanding at December 31, 2012 and 2011, respectively.	57	50
Common stock, Class B-1, par value $0.001, 2,000,000 and 0 shares authorized, issued and outstanding at December 31, 2012 and 2011, respectively.	2	-
Common stock, Class B-2, par value $0.001, 2,000,000 and 0 shares authorized, issued and outstanding at December 31, 2012 and 2011, respectively.	2	-
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $115,000, 4,600,000 shares authorized, 3,525,822 shares issued and outstanding at December 31, 2012 and 2011	85,235	85,235
Additional paid-in-capital	1,102,227	1,080,600
Accumulated other comprehensive loss	(95,265)	(440,939)
Accumulated deficit	(1,344,989)	(1,166,279)
Total Gramercy Capital Corp. stockholders' equity	(252,731)	(441,333)
Non-controlling interest	903	903
Total equity	(251,828)	(440,430)
Total liabilities and equity	$2,168,836	$2,258,330

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Management fees	$34,667	$7,336	$-
Rental revenue	267	-	-
Investment income	600	-	25
Operating expense reimbursements	174	-	-
Other income	1,113	436	1,172
Total revenues	36,821	7,772	1,197
Expenses
Property operating expenses:
Property management expenses	21,380	10,099	3,471
Property operating expenses	1,846	(4,152)	562
Total property operating expenses	23,226	5,947	4,033
Interest expense	-	-	280
Depreciation and amortization	256	136	174
Management, general and administrative	25,446	22,150	22,369
Total expenses	48,928	28,233	26,856
Loss from continuing operations before equity in income (loss) from joint ventures and provisions for taxes	(12,107)	(20,461)	(25,659)
Equity in net income (loss) of joint ventures	(2,904)	121	(303)
Loss from continuing operations before provision for taxes, gain on extinguishment of debt and discontinued operations	(15,011)	(20,340)	(25,962)
Provision for taxes	(3,330)	(563)	(966)
Net loss from continuing operations	(18,341)	(20,903)	(26,928)
Net income (loss) from discontinued operations	(169,174)	70,034	(912,222)
Net loss from discontinued operations with a related party	-	-	(9,759)
Loss on sale of joint venture interests to a related party	-	-	(27,292)
Gain on settlement of debt	-	285,634	-
Net gains from disposals	15,967	2,712	2,658
Total net income (loss) from discontinued operations	(153,207)	358,380	(946,615)
Net income (loss)	(171,548)	337,477	(973,543)
Net (income) attributable to non-controlling interest	-	-	(145)
Net income (loss) attributable to Gramercy Capital Corp.	(171,548)	337,477	(973,688)
Accrued preferred stock dividends	(7,162)	(7,162)	(8,798)
Excess of carrying amount of tendered preferred stock over consideration paid	-	-	13,713
Net income (loss) available to common stockholders	$(178,710)	$330,315	$(968,773)
Other comprehensive income:
Unrealized gain (loss) on available for sale securities and derivative instruments:
Unrealized holding gains (losses) arising during period	$345,674	$(280,154)	$(64,747)
Other comprehensive income (loss)	345,674	(280,154)	(64,747)
Comprehensive income (loss) attributable to Gramercy Capital Corp.	$174,126	$57,323	$(1,038,435)
Comprehensive income (loss) attributable to common stockholders	$166,964	$50,161	$(1,033,520)
Basic earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.49)	$(0.55)	$(0.44)
Net income (loss) from discontinued operations	(2.95)	7.13	(18.96)
Net income (loss) available to common stockholders	$(3.44)	$6.58	$(19.40)
Diluted earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.49)	$(0.55)	$(0.44)
Net income (loss) from discontinued operations	(2.95)	7.13	(18.96)
Net income (loss) available to common stockholders	$(3.44)	$6.58	$(19.40)
Basic weighted average common shares outstanding	51,976,462	50,229,102	49,923,930
Diluted weighted average common shares and common share equivalents outstanding	51,976,462	50,229,102	49,923,930

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.
Consolidated Statements of Stockholders’ Equity (Deficit) and Non-controlling Interests
(Amounts in thousands, except share data)

	Common Stock, Class A-1		Common Stock, Class B-1		Common Stock, Class B-2		Series A Preferred	Additional	Accumulated Other Comprehensive	Retained Earnings / (Accumulated	Total Gramercy Capital	Non-controlling
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Stock	Paid-In-Capital	Income (Loss)	Deficit)	Corp	interest	Total
Balance at December 31, 2009	49,884,500	$50	-	$-	-	$-	$111,205	$1,078,784	$(96,038)	$(527,821)	$566,180	$1,338	$567,518
Net loss	-	-	-	-	-	-	-	-	-	(973,688)	(973,688)	145	(973,543)
Change in net unrealized loss on derivative instruments	-	-	-	-	-	-	-	-	(70,603)	-	(70,603)	-	(70,603)
Reclassification of adjustments of net unrealized loss on securities previously available for sale	-	-	-	-	-	-	-	-	5,856	-	5,856	-	5,856
Issuance of stock - stock purchase plan	25,211	-	-	-	-	-	-	26	-	-	26	-	26
Stock based compensation - fair value	74,848	-	-	-	-	-	-	1,068	-	-	1,068	-	1,068
Acquisition of non-controlling interest	-	-	-	-	-	-	-	(1,680)	-	-	(1,680)	(580)	(2,260)
Tender of Series A Preferred Stock	-	-	-	-	-	-	(25,970)	-	-	13,713	(12,257)	-	(12,257)
Dividends accrued on preferred stock	-	-	-	-	-	-	-	-	-	(8,798)	(8,798)	-	(8,798)
Balance at December 31, 2010	49,984,559	50	-	-	-	-	85,235	1,078,198	(160,785)	(1,496,594)	(493,896)	$903	$(492,993)
Net loss	-	-	-	-	-	-	-	-	-	337,477	337,477	-	337,477
Change in net unrealized loss on derivative instruments	-	-	-	-	-	-	-	-	(19,334)	-	(19,334)	-	(19,334)
Change in net unrealized loss on securities available-for-sale	-	-	-	-	-	-	-	-	(260,820)	-	(260,820)	-	(260,820)
Issuance of stock - stock purchase plan	20,448	-	-	-	-	-	-	-	-	-	-	-	-
Stock based compensation - fair value	1,081,259	-	-	-	-	-	-	2,402	-	-	2,402	-	2,402
Dividends accrued on preferred stock	-	-	-	-	-	-	-	-	-	(7,162)	(7,162)	-	(7,162)
Balance at December 31, 2011	51,086,266	50	-	-	-	-	85,235	1,080,600	(440,939)	(1,166,279)	(441,333)	$903	$(440,430)
Net loss	-	-	-	-	-	-	-	-	-	$(171,548)	$(171,548)	-	$(171,548)
Change in net unrealized loss on derivative instruments	-	-	-	-	-	-	-	-	2,146	-	2,146	-	2,146
Change in net unrealized loss on securities available-for-sale	-	-	-	-	-	-	-	-	343,528	-	343,528	-	343,528
Issuance of stock - stock purchase plan	36,324	1	-	-	-	-	-	185	-	-	186	-	186
Stock based compensation - fair value	2,608,412	3	-	-	-	-	-	2,429	-	-	2,432	-	2,432
Issuance of stock	3,000,000	3	2,000,000	2	2,000,000	2	-	19,013	-	-	19,020	-	19,020
Dividends accrued on preferred stock	-	-	-	-	-	-	-	-	-	(7,162)	(7,162)	-	(7,162)
Balance at December 31, 2012	56,731,002	$57	2,000,000	$2	2,000,000	$2	$85,235	$1,102,227	$(95,265)	$(1,344,989)	$(252,731)	$903	$251,828

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2012	2011	2010
Operating Activities
Net income (loss)	$(171,548)	$337,477	$(973,543)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	1,195	69,430	114,485
Amortization of leasehold interests	-	(2,698)	(2,727)
Amortization of acquired leases to rental revenue	(188)	(54,420)	(68,507)
Amortization of deferred costs	3,719	4,749	7,732
Amortization of discount and other fees	(25,704)	(33,312)	(28,140)
Payment of capitalized tenant leasing costs	(61)	(2,072)	(2,939)
Straight- line rent adjustment	(188)	(6,772)	26,289
Non-cash impairment charges	206,122	19,492	963,497
Non-cash impairment charges with related party	-	-	9,759
Net gain on sale of properties and lease terminations	(15,915)	(2,712)	(2,737)
Impairment on business acquisition, net	-	(59)	2,722
Net realized gain on loans	108	(16,643)	1,483
Equity in net loss of joint ventures	8,515	1,977	(6,865)
Gain on extinguishment of debt	-	(300,909)	(19,443)
Amortization of stock compensation	2,433	2,243	1,094
Provision for loan losses	(7,181)	48,180	84,392
Unrealized gain on derivative instruments	-	16	-
Net realized loss on sale of joint venture investment to a related party	-	-	27,292
Changes in operating assets and liabilities:
Restricted cash	412	2,803	15,942
Tenant and other receivables	(2,803)	27,693	4,576
Accrued interest	12,393	1,097	37
Other assets	(11,285)	8,896	1,517
Management and incentive fees payable	-	-	-
Accounts payable, accrued expenses and other liabities	777	22,306	1,909
Deferred revenue	(518)	(39,657)	(40,994)
Net cash provided by operating activities	283	87,105	116,831

Investing Activities
Capital expenditures and leasehold costs	(2,649)	(7,752)	(19,084)
Payment for acquistions of real estate investments	(27,125)	-	(4,550)
Proceeds from sale of joint venture investment	-	387	-
Proceeds from sale of securities available for sale	-	65,584	-
Proceeds from sale of joint venture investment to a related party	-	-	64,203
Proceeds from sale of real estate	77,257	22,895	37,709
Proceeds from sale of real estate to a related party	-	-	16,765
New investment originations and funded commitments	(19,295)	(293,450)	(121,447)
Principal collections on investments	254,789	329,975	221,975
Proceeds from loan syndications	15,300	-	25,617
Investment in commercial mortgage-backed securities	(535)	(84,871)	(63,562)
Distribution received from joint venture	411	668	-
Investment in joint venture	(58,911)	372	(3,168)
Change in accrued interest income	-	71	(11)
Sale of marketable investments, net	-	6,560	6,139
Change in restricted cash from investing activities	7,887	8,268	(5,881)
Deferred investment costs	1,159	2,423	-
Net cash provided by investing activities	248,288	51,133	154,707

Financing Activities
Repayments of repurchase facilities	-	-	(85)
Purchase of interest rate caps	-	(1,277)	(3,162)
Repayment of collateralized debt obligations	(282,548)	(164,977)	-
(Repurchase) issuance of collateralized debt obligations	-	(33,997)	(19,557)
Payment for exchange of junior subordinate note	-	-	(5,000)
Repayment of mortgage notes	-	(33,315)	(43,529)
Proceeds from stock options excerised	-	160	-
Cash transfer pursuant to Settlement Agreement	-	(37,148)	-
Deferred financing costs and other liabilities	-	(3,742)	(6,698)
Net proceeds of sale of common stock	2,555	-	-
Redemption of preferred stock	-	-	(16,620)
Change in restricted cash from financing activities	(26,901)	78,938	(94,387)
Net cash used for financing activities	(306,894)	(195,358)	(189,038)
Net (decrease) increase in cash and cash equivalents	(58,323)	(57,120)	82,500
Cash and cash equivalents at beginning of period	163,725	220,845	138,345
Cash and cash equivalents at end of period	$105,402	$163,725	$220,845

Non-cash activity
Deferred gain (loss) and other non-cash activity related to derivatives	$-	$(19,334)	$(70,707)
Mortgage loans, mezzanine loans and related interest satisfied in connection with deed-in-lieu of foreclosure and settlement agreement	$-	$721,404	$-
Non-cash assets transferred in connection with deed-in-lieu of foreclosure and settlement agreement	$-	$2,776,447	$-
Mortgages and liabilities transferred in connection with deed-in-lieu of foreclosure and settlement agreement	$-	$2,378,324	$-
Supplemental cash flow disclosures
Interest paid	$67,110	$140,687	$205,441
Income taxes paid	$5,624	$955	$591

The accompanying notes are an integral part of these financial statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

1. Business and Organization

Gramercy Capital Corp., or the Company or Gramercy, is a self-managed, integrated commercial real estate investment and asset management company. The Company was formed in April 2004 and commenced operations upon the completion of its initial public offering in August 2004. In June 2012, following a strategic review process completed by a special committee of the Company’s Board of Directors, the Company announced it will focus on deploying the Company's capital into income-producing net leased real estate. The Company’s new investment criteria focuses on single tenant net lease investments across a variety of industries in markets across the United States. The Company has acquired and now owns, directly or in joint venture, a portfolio of 116 office and industrial buildings totaling approximately 4.9 million square feet, net leased on a long-term basis to tenants, including Bank of America, Nestlé Waters, Philips Electronics and others. The Company also has an asset and property management business which operates under the name Gramercy Asset Management and currently manages for third-parties, approximately $1,700,000 of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. Additionally, the Company has a commercial real estate finance business which operates under the name Gramercy Finance and manages approximately $1,700,000 of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, and commercial mortgage-backed securities, or CMBS, which are financed through three non-recourse collateralized debt obligations, or Gramercy Real Estate CDO 2005-1, Ltd., a Cayman Island company, Gramercy Real Estate CDO 2006-1, Ltd., a Cayman Island company, and Gramercy Real Estate CDO 2007-1, Ltd., a Cayman Island company, or collectively, the CDOs. As described herein, in March 2013, the Company exited the commercial real estate finance business and sold its collateral management and sub-special servicing agreements for the Company’s CDOs which will result in the deconsolidation of Gramercy Finance from the Company’s Balance Sheets. The Company has classified the assets and liabilities of the Gramercy Finance segment as assets held-for-sale and has reported the results of operations of Gramercy Finance in discontinued operations. Neither Gramercy Finance nor Gramercy Asset Management is a separate legal entity but are divisions of the Company through which the Company’s commercial real estate finance and asset and property management businesses are conducted.

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

In connection with the Company’s efforts to exit Gramercy Finance, on January 30, 2013, the Company entered into a purchase and sale agreement to transfer the collateral management and sub-special servicing agreements for its three Collateralized Debt Obligations, CDO 2005-1, CDO 2006-1 and CDO 2007-1, to CWCapital Investments LLC or CWCapital, for approximately $9,900, less certain adjustments and closing costs. Wells Fargo Securities LLC was the Company’s investment advisor for the sale. The Company retained its subordinate bonds, preferred shares, and ordinary shares in the three CDOs, which may provide the potential to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs, however, there is no guarantee that the Company will realize any proceeds from its equity position, or what the timing of these proceeds might be. The transaction closed in March 2013. In February 2013, the Company also sold a portfolio of repurchased notes previously issued by two of its three CDOs, generating cash proceeds of $34,381. In addition, the Company expects to receive additional cash proceeds for past CDO servicing advances of approximately $14,000 when specific assets within the CDOs are liquidated. Immediately subsequent to the transfer of the collateral management and sub-special serving agreements, the assets and liabilities of the CDOs will be deconsolidated from the Company’s Consolidated Financial Statements.

In August 2012, the Company formed a joint venture, or the Joint Venture, with an affiliate of Garrison Investment Group, or Garrison. Subsequently, in December 2012, the Company contributed $59,061 in cash plus the issuance of 6,000,000 shares of the Company’s common stock, valued at $15,000, representing a 50% equity interest in the Joint Venture’s acquisition of an office portfolio of 113 properties, or the Bank of America Portfolio, from KBS Real Estate Investment Trust, Inc. or KBS. The acquisition was financed with a $200,000 two-year, floating rate, interest-only mortgage loan with a spread to 30-day LIBOR of 4.15%, collateralized by 67 properties of the portfolio. The mortgage contains three one-year extensions, conditional upon the satisfaction of certain terms. The Bank of America Portfolio was previously part of the Gramercy Asset Management division, beneficial ownership of which was transferred to KBS pursuant to a collateral transfer and settlement agreement, or the Settlement Agreement, dated September 1, 2011. The Bank of America Portfolio totals approximately 4.2 million rentable square feet and is 84% leased to Bank of America, N.A., under a master lease expiring in 2023, with a total portfolio occupancy of approximately 89%. The Joint Venture’s asset strategy for this portfolio acquisition is to sell non-core multi-tenant assets and retain a core net-lease portfolio of high quality assets in primary and strong secondary markets, primarily leased to Bank of America. In addition to the Company’s pro rata share of the net income of the portfolio, pursuant to the joint venture agreement, the Company will receive an asset management fee as well as a performance based fee for the portfolio management. At December 31, 2012, the Company’s 50% interest in the Bank of America Portfolio had a carrying value of $72,541.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

1. Business and Organization - (continued)

In November 2012, the Company also acquired two class A industrial properties located near Indianapolis, Indiana, or the Indianapolis Industrial Portfolio, totaling approximately 540 thousand square feet for a purchase price of $27,125. The Indianapolis Industrial Portfolio is 100% leased to three tenants for an average lease term of approximately 10.2 years.

In 2011, the Company’s Gramercy Asset Management business changed from being primarily an owner of commercial properties to being primarily a third-party manager of commercial properties. The scale of Gramercy Asset Management’s revenues declined as a substantial portion of rental revenues from properties owned by the Company were replaced with fee revenues of a substantially smaller scale for managing properties for third-parties. In September 2011, the Company entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Asset Management’s assets to KBS, Gramercy Asset Management’s senior mezzanine lender, in full satisfaction of Gramercy Asset Management’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, the Company’s continued management of Gramercy Asset Management’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, the Company transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Asset Management properties that the Company agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was $2,631,902. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

In September 2011, the Company entered into an asset management arrangement upon the terms and conditions set forth in the Settlement Agreement, or the Interim Management Agreement, to provide for the Company’s continued management of the transferred properties, or the KBS portfolio, through December 31, 2013 for a fixed fee of $10,000 annually, plus the reimbursement of certain costs. The Settlement Agreement obligated the parties to negotiate in good faith to replace the Interim Management Agreement with a more complete and definitive management services agreement on or before March 31, 2012 and on March 30, 2012, the Company entered into an Asset Management Services Agreement, or the Management Agreement, with KBS Acquisition Sub, LLC, or KBSAS, a wholly-owned subsidiary of KBS Real Estate Investment Trust, Inc., or KBS REIT, pursuant to which the Company will provide asset management services to KBSAS with respect to the KBS Portfolio. The Management Agreement provides for continued management of the KBS Portfolio by GKK Realty Advisors, LLC, or the Manager, through December 31, 2015 for (i) a base management fee of $12,000 per year, payable monthly, plus the reimbursement of all property related expenses paid by Manager on behalf of KBSAS, subject to deferral of $167 per month at KBSAS’s option until the accrued amount equals $2,500 or June 30, 2013, whichever is earlier, and (ii) an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3,500 or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375,000 (as adjusted for future cash contributions into, and distributions out of, KBSAS by KBS REIT). In December 2012, concurrently with the sale of the Bank of America Portfolio the base management fee was reduced by $3,000 per year to $9,000 per year, which will be partially offset by the asset management fee the Company receives from Garrison. In any event, the Threshold Value Profits Participation is capped at a maximum of $12,000. The Threshold Value Profits Participation is payable 60 days after the earlier to occur of June 30, 2014 (or March 31, 2015 upon satisfaction of certain extension conditions, including the payment by KBSAS to Manager of a $750 extension fee) and the date on which KBSAS, directly or indirectly, sells, conveys or otherwise transfers at least 90% of the KBS Portfolio (by value).

The Company may terminate the Management Agreement (i) without any KBSAS default under the Management Agreement, on or after December 31, 2012, upon 90 days’ prior written notice or (ii) at any time by five business days’ prior written notice in the event of a KBSAS default under the Management Agreement. The Management Agreement may be terminated by KBSAS, (i) without Cause (as defined in the Management Agreement), with an effective termination date of March 31 or September 30 of any year but at no time prior to September 30, 2013, upon 90 days’ prior written notice or (ii) at any time after April 1, 2013 for Cause. In the event of a termination of the Management Agreement by KBSAS after April 1, 2013 but prior to December 31, 2015, the Company will be entitled to receive a declining balance termination fee, ranging from $5,000 to $2,000, calculated as specified in the Management Agreement.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

2. Significant Accounting Policies

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation for assets classified as discontinued operations. Certain reclassifications were made to the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss) and footnote disclosures for all periods presented to reflect held-for-sale and discontinued operations as of December 31, 2012. Additionally, the Company has changed the format of its Consolidated Balance Sheets for all periods presented to present the assets and liabilities of the consolidated Variable Interest Entities, or VIEs, parenthetically on the Consolidated Balance Sheets.  This change in format did not have any effect on any of the reported line items within the Consolidated Balance Sheets, other than presenting the combined assets and combined liabilities for each of the respective line items previously presented under the assets and liabilities of the VIEs and those assets and liabilities not in the VIEs.

Principles of Consolidation

The Consolidated Financial Statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities, or VIEs, in which the Company is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses, and determined that the Company is the primary beneficiary for three VIEs and has included the accounts of these entities in the Consolidated Financial Statements.

Entities which the Company does not control and entities which are VIEs, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

Gramercy Finance

In connection with the purchase and sale agreement of the collateral management and sub-special servicing agreements for the Company’s CDOs the Company classified the assets and liabilities of Gramercy Finance as held-for-sale and has reported the results of operations of Gramercy Finance in discontinued operations. As of December 31, 2012, the Company had assets of Gramercy Finance classified as held-for-sale of $1,952,264. The Company recorded impairment charges of $27,180 within discontinued operations on loans and real estate investments to adjust the carrying value to the lower of cost or fair value and other-than-temporary impairments of $128,087 within discontinued operations as the Company no longer could express the intent to hold CMBS investments until the recovery of amortized cost for all CMBS in an unrealized loss position. For a further discussion regarding the measurement of financial instruments and real estate assets of the Gramercy Finance segment see Note 11, “Fair Value of Financial Instruments”, Note 3 “Dispositions and Assets Held for Sale” and Note 6 “Liabilities Related to Assets Held-for-Sale”.

Variable Interest Entities

The following is a summary of the Company’s involvement with VIEs as of December 31, 2012:

	Company carrying value-assets		Company carrying value- liabilities	Face value of assets held by theVIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Collateralized debt obligations	$1,913,353	(1)	$2,374,516	$2,469,856	$2,593,392

(1)	Collateralized debt obligations are a component of liabilities related to assets held-for-sale on the Consolidated Balance Sheets.

The following is a summary of the Company’s involvement with VIEs as of December 31, 2011:

	Company carrying value-assets		Company carrying value- liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Consolidated VIEs
Collateralized debt obligations	$1,990,826		$2,654,109	$2,927,748	$2,880,953
Unconsolidated VIEs
CMBS-controlling class	$-	(1)	$-	$624,592	$624,592

(1)	CMBS are assets held by the collateralized debt obligations classified on the Consolidated Balance Sheets as an asset of Consolidated VIEs.

Consolidated VIEs

As of December 31, 2012, the Consolidated Balance Sheets includes $1,913,353 of assets and $2,374,516 of liabilities related to three consolidated VIEs, which are included in Gramercy Finance and classified as held-for-sale. Due to the non-recourse nature of these VIEs, and other factors discussed below, the Company’s net exposure to loss from investments in these entities is limited to its beneficial interests in these VIEs.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

2. Significant Accounting Policies – (continued)

Collateralized Debt Obligations

The Company consolidates three collateralized debt obligations, or CDOs, that are VIEs and which are included in Gramercy Finance and are classified as held-for-sale. Since the Company is the collateral manager of the three CDOs and can make decisions related to the collateral that would most significantly impact the economic outcome of the CDOs, the Company has concluded that it is the primary beneficiary of the CDOs as of December 31, 2012. These CDOs invest in commercial real estate debt instruments, the majority of which the Company originated within the CDOs, and are financed by the debt and equity issued. The Company is named as collateral manager of all three CDOs. As a result of consolidation, the Company’s subordinate debt and equity ownership interests in these CDOs have been eliminated, and the Consolidated Balance Sheets reflect both the assets held and debt issued by these CDOs to third-parties. Similarly, the operating results and cash flows include the gross amounts related to the assets and liabilities of the CDOs, as opposed to the Company’s net economic interests in these CDOs. Refer to Note 6 for further discussion of fees earned related to the management of the CDOs.

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

The Company is not obligated to provide any financial support to these CDOs. As of December 31, 2012, the Company has no exposure to loss as a result of the investment in these CDOs.

Unconsolidated VIEs

Investment in CMBS

The Company has investments in certain CMBS, which are considered to be VIEs. The Company’s securities portfolio, with an aggregate face amount of $1,179,802, is financed by the Company’s CDOs, which are included in Gramercy Finance and are classified as held-for-sale. The Company has not consolidated the aforementioned CMBS investments due to the determination that based on the structural provisions and nature of each investment, the Company does not directly control the activities that most significantly impact the VIEs’ economic performance. The Company’s exposure to loss is limited to its interests in the consolidated CDOs described above.

Real Estate Investments

The Company records acquired real estate investments at cost. Costs directly related to the acquisition of such investments are expensed as incurred. The Company allocates the purchase price of real estate to land, building and intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases at the acquisition date. The values of the above- and below-market leases are amortized and recorded as either an increase in the case of below-market leases or a decrease in the case of above-market leases to rental income over the remaining term of the associated lease. The values associated with in-place leases are amortized over the expected term of the associated lease. The Company assesses the fair value of the leases at acquisition based upon estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, the Company amortizes such below-market lease value into rental income over the renewal period.

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
December 31, 2012

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

The Company also reviews the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose for assets held-for-sale. These assessments are recorded as an impairment loss in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.

During 2012, the Company recorded impairment charges for properties classified as held for sale of $35,043 of which $26,298 was related to the disposal of Gramercy Finance. During 2011, the Company recorded impairment charges for properties classified as held for investment of $1,237. These properties were reclassified as discontinued operations as part of the settlement agreement.

During 2010, the Company recorded impairment charges of $933,884 related to its investments in real estate, including $85,294 of impairments on intangible assets. Impairment charges for properties classified as held for investment were $913,648 and impairments for properties reclassified as discontinued operations were $20,236. The Company recorded impairment charges totaling $912,147 in continuing operations during 2010 to reduce the carrying value of 692 properties to the estimated fair value. All of the impaired properties served as collateral for the Goldman Mezzanine Loans and were part of the Gramercy Asset Management portfolio. The Company also recorded impairment charges on three leasehold properties totaling $1,501 based on the difference between estimated cash flow shortfalls over the sub-tenants’ lease term. No other real estate assets in the portfolio were determined to be impaired as of December 31, 2010 as a result of the analysis. The estimated fair values for the properties serving as collateral for the Goldman Mezzanine loans were calculated using discounted cash flows based on internally developed models and residual values calculated with capitalization rates utilizing a study completed by a third-party property management provider for similar types of buildings. The Company used a range of possible future outcomes or a probability-weighted approach to determine the proper timing of the impairment. The Company determined that, as of December 31, 2010, based on the likelihood of the range of possible outcomes and the probability-weighted cash flows, its investments in real estate were impaired.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

2. Significant Accounting Policies – (continued)

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Consolidated Balance Sheets and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of December 31, 2012 and 2011, the Company had investments of $131,986 and $496 in unconsolidated joint ventures, respectively, of which $59,244 were classified as held-for-sale in connection with the disposal of Gramercy Finance at December 31, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash at December 31, 2012 consists of $61,305 on deposit with the trustee of the Company’s collateralized debt obligations, or CDOs, that is classified as held-for-sale in connection with the disposal of Gramercy Finance, and $92 related to real estate assets held-for-sale which represents amounts escrowed pursuant to mortgage agreements securing the Company’s real estate investments and CTL investments for insurance, taxes, repairs and maintenance, tenant improvements, interest, and debt service and amounts held as collateral under security and pledge agreements relating to leasehold interests.

Assets Held for Sale

In connection with the Company’s efforts to exit Gramercy Finance and the commercial real estate finance business, the Company classified the assets and liabilities of Gramercy Finance as held-for-sale. As of December 31, 2012, the Company had assets classified as held-for-sale of $1,952,264 related to the disposal of Gramercy Finance. The Company recorded impairment charges of $27,180 within discontinued operations on loans and real estate investments owned to adjust the carrying value to the lower of cost or fair value and other-than-temporary impairments of $128,087 within discontinued operations as the Company no longer could express the intent to hold CMBS investments until the recovery of amortized cost for all CMBS in an unrealized loss position. For a further discussion regarding the measurement of financial instruments and real estate assets of the Gramercy Finance segment see Note 11, “Fair Value of Financial Instruments” and Note 3 “Dispositions and Assets Held-for-Sale”.

Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of December 31, 2012 and 2011, the Company had real estate investments held-for-sale of $49,062 and $42,965, respectively. The Company recorded impairment charges of $35,043, $1,237 and $20,236 during the years ended December 31, 2012, 2011 and 2010, respectively, related to real estate investments classified as held-for-sale.

Settlement of Debt

A gain on settlement of debt is recorded when the carrying amount of the liability settled exceeds the fair value of the assets transferred to the lender or special servicer.

In 2012, the Company did not recognize any gain on settlement of debt.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

2. Significant Accounting Policies – (continued)

Pursuant to the execution of the Settlement Agreement, the transfer of 867 Gramercy Asset Management properties, with an aggregate carrying value of $2,631,902 and associated mortgage, mezzanine and other liabilities of $2,843,345, occurred in September and December 2011 and the Company recognized a gain on settlement of debt of $285,634 in connection with such transfer as part of discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss). The gain on settlement of debt includes $54,083 of gain on disposal of assets. During the year ended December 31, 2011, the Company recorded $2,489 of legal and professional fees related to the restructuring of the Goldman Mortgage Loan and the Goldman Mezzanine Loans in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. The Company recognized gain on settlement of debt of $74,191 year ended December 31, 2011 as part of discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company realized a $15,892 gain on the disposal the assets, which is included in the gain on settlement of debt.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts which as of December 31, 2012 and 2011, were $211 and $280, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
December 31, 2012

2. Significant Accounting Policies – (continued)

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

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Intangible assets and acquired lease obligations consist of the following:

	December 31, 2012	December 31, 2011
Intangible assets:
In-place leases, net of accumulated amortization of $359 and $1,388	$3,639	$4,305
Above-market leases, net of accumulated amortization of $48 and $153	935	672
Amounts related to assets held for sale, net of accumulated amortization of $365 and $1,509	(188)	(4,904)
Total intangible assets	$4,386	$73

Intangible liabilities:
Below-market leases, net of accumulated amortization of $1,395 and $1,469	$2,161	$3,207
Amounts related to liabilities held for sale, net of accumulated amortization of $1,391 and $1,469	(1,703)	(3,207)
Total intangible liabilities	$458	$-

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

2. Significant Accounting Policies – (continued)

The following table provides the weighted-average amortization period as of December 31, 2012 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted- Average Amortization Period	2013	2014	2015	2016	2017
In-Place Leases	10.0	$382	$382	$382	$382	$382
Total to be included in Depreciation and Amorization Expense		$382	$382	$382	$382	$382

Above-Market Lease Assets	6.7	$147	$147	$147	$147	$147
Below-Market Lease Liabilities	10.4	(216)	(216)	(216)	(216)	(211)

Total to be included in Rental Revenue		$(69)	$(69)	$(69)	$(69)	$(64)

The Company recorded $80, $23,374 and $44,413 of amortization of intangible assets as part of depreciation and amortization, including $50, $23,374 and $44,413 within discontinued operations for the years ended December 2012, 2011, and 2010, respectively. The Company recorded $188, $54,420 and $68,507 of amortization of intangible assets and liabilities as an increase to rental revenue, including $196, $54,420 and $58,507 within discontinued operations for the years ended December 2012, 2011, and 2010, respectively.

Deferred Costs

Deferred costs include deferred financing costs that represent commitment fees, legal and other third-party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected as interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Deferred costs also consist of fees and direct costs incurred to originate new investments and are amortized using the effective yield method over the related term of the investment.

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

Asset Retirement Obligation

Accounting for asset retirement obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. The Company assessed the cost associated with its legal obligation to remediate asbestos in its properties known to contain asbestos and recorded the present value of the asset retirement obligation. As of December 31, 2012 and December 31, 2011 the Company has recorded a liability of approximately $0 and $814, respectively. The Company recorded an expense of $0, $139, and $122 for the years ended December 31, 2012, 2011, and 2010, respectively, within discontinued operations.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

2. Significant Accounting Policies – (continued)

Valuation of Financial Instruments

ASC 820-10, “Fair Value Measurements and Disclosures,” among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and will require a lesser degree of judgment to be utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and will require a higher degree of judgment to be utilized in measuring fair value. Pricing observability is generally affected by such items as the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

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

The three broad levels defined are as follows:

Level I — This level is comprised of financial instruments that have quoted prices that are available in active markets for identical assets or liabilities. The type of financial instruments included in this category are highly liquid instruments with actively quoted prices.

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

For a further discussion regarding the measurement of financial instruments see Note 11, “Fair Value of Financial Instruments.”

Revenue Recognition

Real Estate Investments

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

Other income includes fees paid by tenants to terminate their leases, which are recognized when fees due are determinable, no further actions or services are required to be performed by the Company, and collectability is reasonably assured. In the event of early termination, the unrecoverable net carrying values of the assets or liabilities related to the terminated lease are recognized as depreciation and amortization expense in the period of termination.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

2. Significant Accounting Policies – (continued)

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

Finance Investments

As of December 31, 2012, the Company has classified its debt investments, which includes CMBS and loan investments, as held-for-sale in connection with the disposal of Gramercy Finance. Interest income and fees generated by the debt investments have been reclassified into discontinued operations for the years ended December 31, 2012, 2011, and 2010.

Interest income on debt investments is recognized over the life of the investments using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan using the effective interest method. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration. Fees received in exchange for the credit enhancement of another lender, either subordinate or senior to the Company, in the form of a guarantee are recognized over the term of that guarantee using the straight-line method.

Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. As of December 31, 2012, the Company had suspended income recognition on one subordinate interest in a whole loan with a carrying value of $3,000. As of December 31, 2011, the Company had suspended income recognition on one whole loan with a carrying value of $51,417.

Reserve for Loan Losses

Specific valuation allowances are established for loan losses on loans in instances where it is deemed probable that the Company may be unable to collect all amounts of principal and interest due according to the contractual terms of the loan. The reserve is increased through the provision for loan losses within discontinued operations and is decreased by charge-offs when losses are realized through sale, foreclosure, or when significant collection efforts have ceased. The determination of when significant collection efforts have ceased is based upon management’s assumption and judgments regarding the probability of a successful remediation and is based upon factors such as the nature of the underlying collateral or existence of additional collateral, borrower experience, financial strength, investment track record, and borrower credit.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

2. Significant Accounting Policies – (continued)

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

	Whole loans	Subordinate interest in whole loans	Mezzanine loans	Preferred equity	Total
Reserve for loan losses, December 31, 2009	$165,905	$60,000	$163,897	$28,400	$418,202
Additional provision for loan losses	64,547	-	8,013	23,000	95,560
Recoveries of loan losses	(11,168)	-	-	-	(11,168)
Charge-offs	(92,461)	585	(147,202)	-	(239,078)
Reserve for loan losses, December 31, 2010	126,823	60,585	24,708	51,400	263,516
Additional provision for loan losses	31,200	5,782	17,114	12,009	66,105
Recoveries of loan losses	(12,670)	-	(5,255)	-	(17,925)
Charge-offs	(403)	(64,000)	(2,453)	-	(66,856)
Reserve for loan losses, December 31, 2011	144,950	2,367	34,114	63,409	244,840
Additional provision for loan losses	9,479	1,000	-	1,989	12,468
Recoveries of loan losses	(14,001)	(2,367)	-	(3,938)	(20,306)
Charge-offs	(110,678)	-	(34,114)	(61,460)	(206,252)
Reserve for loan losses, December 31, 2012	$29,750	$1,000	$-	$-	$30,750

During the year ended December 31, 2012, the Company incurred charge-offs totaling $206,252 relating to realized losses on nine loans. During the year ended December 31, 2011, the Company incurred charge-offs totaling $66,856 relating to realized losses on five loans. The Company maintained a reserve for loan losses of $30,750 against six separate investments with an aggregate carrying value of $166,379 as of December 31, 2012, and a reserve for loan losses of $244,840 against 15 separate investments with an aggregate carrying value of $294,163 as of December 31, 2011.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

2. Significant Accounting Policies – (continued)

Commercial Mortgage-Backed Securities

 In connection with the disposal of Gramercy Finance, as of December 31, 2012 the Company could no longer express the intent to hold its CMBS securities in an unrealized loss position until the amortized cost basis is recovered, and as such the Company has recognized an other-than-temporary impairment for all CMBS securities in an unrealized loss position equal to the entire difference between the amortized cost basis and the fair value.

On the date of acquisition of the CMBS securities, the Company determines the appropriate accounting model for impairment and revenue recognition based on management’s assessment of the risk of loss. The Company has designated its entire CMBS securities portfolio as available-for-sale. Securities that are considered to have a remote risk of loss are those securities that management has determined are of high credit quality and are sufficiently collateralized to protect the acquired class from losses.  Management makes this determination based upon an evaluation of the underlying collateral, which is performed on every acquisition, regardless of the acquisition price and rating.

Prior to the fourth quarter of 2012, when management could express the intent and ability to hold its available-for-sale CMBS securities until maturity, unrealized losses that were, in the judgment of management, other-than-temporarily impaired were bifurcated into (i) the amount related to credit losses and (ii) the amount related to all other factors. The evaluation included a review of the credit status and the performance of the collateral supporting those securities, including key terms of the securities and the effect of local, industry and broader economic trends. The portion of the other-than-temporary impairment related to credit losses was computed by comparing the amortized cost of the investment to the present value of cash flows expected to be collected and was charged against earnings on the Consolidated Statements of Operations and Comprehensive Income (Loss). The portion of the other-than-temporary impairment related to all other factors was recognized as a component of other comprehensive loss on the Consolidated Balance Sheets. The determination of an other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  The Company calculated a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield was then applied prospectively to recognize interest income. Assumptions about future cash flows consider reasonable management judgment about the probability that the holder of an asset will be unable to collect all amounts due.

The Company also assesses securities which are not of high credit quality on a quarterly basis to determine whether significant changes in estimated cash flows or unrealized losses on these securities, if any, reflect a decline in value which is other-than-temporary.  On a quarterly basis, the Company reviewed the changes in expected cash flows on these securities, and if there was a material decrease in estimated cash flows and the security was in an unrealized loss position, the Company records an other-than-temporary impairment in the Consolidated Statements of Operations and Comprehensive Income (Loss).  If the security was in an unrealized gain position and there was a material decrease or increase in expected cash flows, the Company prospectively adjusted the yield using the effective yield method.

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

Upon the disposition of a CMBS investment designated as available-for-sale, the unrealized gain or loss recognized in accumulated other comprehensive income is reversed. A realized gain or loss is computed by comparing the amortized cost of the CMBS investment sold to the cash proceeds received, and the resultant gain or loss is recorded in other income on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets as of December 31, 2012 and 2011 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

2. Significant Accounting Policies – (continued)

Stock-Based Compensation Plans

The Company has a stock-based compensation plan, described more fully in Note 12. The Company accounts for this plan using the fair value recognition provisions. The Company uses the Black-Scholes option-pricing model to estimate the fair value of a stock option award. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation cost. These inputs are highly subjective and generally require significant analysis and judgment to develop.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period. For the year ended December 31, 2012 and 2011, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted-average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. For the year ended December 31, 2012, the Company had 1,383,388 weighted-average unvested restricted shares outstanding.

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2012 and 2011.

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
December 31, 2012

2. Significant Accounting Policies – (continued)

The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value. Derivative instruments that are assets or liabilities of the consolidated VIEs are classified as held-for-sale as of December 31, 2012 in connection with the disposal of Gramercy Finance. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

All hedges held by the Company are deemed effective based upon the hedging objectives established by the Company’s corporate policy governing interest rate risk management. The effect of the Company’s derivative instruments on its financial statements is discussed more fully in Note 6.

Income Taxes

The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income, to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company is subject to certain state and local taxes. The Company’s TRSs are subject to federal, state and local taxes.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded $3,330, $563, and $966 of income tax expense, respectively. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if we believe it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2012, 2011 and 2010, the Company did not incur any material interest or penalties.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions. Historically, the Company performed ongoing analysis of credit risk concentrations in its loan and other lending investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics, however, following the disposal of Gramercy Finance in the first quarter of 2012, the Company will only be exposed to credit risk from cash investments and accounts receivable.

Two investments accounted for approximately 21.5% of the total carrying value of the Company’s debt investments as of December 31, 2012 compared to three investments that accounted for approximately 21.1% of the total carrying value of the Company’s debt investments as of December 31, 2011. Four investments accounted for approximately 16.0% of the revenue earned on the Company’s debt investments for the year ended December 31, 2012, seven investments accounted for approximately 16.3% of the revenue earned on the Company’s debt investments for the year ended December 31, 2011 and seven investments accounted for approximately 17.2% of the revenue earned on the Company’s debt investments for the year ended December 31, 2010. The largest sponsor accounted for approximately 20.0% and 14.1% of the total carrying value of the Company’s debt investments as of December 31, 2012 and 2011, respectively. The largest sponsor accounted for approximately 12.0% of the revenue earned on the Company’s debt investments for the year ended December 31, 2012, compared to approximately 5.6% and 5.8% of the revenue earned on the Company’s debt investments for the years ended December 31, 2011 and 2010, respectively.

One asset management client, KBS, accounted for 100% of the Companies management fee income for the year ended December 31, 2012 and 2011.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

2. Significant Accounting Policies – (continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In July 2010, FASB issued guidance which outlines specific disclosures that will be required for the allowance for credit losses and all finance receivables. Finance receivables includes loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. This guidance will require companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the financial statement to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. Required disclosures under this guidance as of the end of a reporting period are effective for the Company’s December 31, 2010. In January 2011, the FASB delayed the effective date of the new disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations about on what constitutes a troubled debt restructuring. The effective date of the new disclosures about and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is effective for the Company’s September 30, 2011 reporting period. The Company has applied this update to its Consolidated Financial Statements for the period ended December 31, 2011 and its adoption did not have a material effect on the Company’s Consolidated Financial Statements.

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

In June 2011, the FASB issued updated guidance on comprehensive income which amends U.S. GAAP to conform to the disclosure requirements of IFRS. The amendment eliminates the option to present components of other comprehensive income as part of the Statements of Stockholders’ Equity and Non-Controlling Interests and requires a separate Statements of Comprehensive Income or two consecutive statements in the Statements of Operations and in a separate Statements of Comprehensive Income. This guidance also requires the presentation of reclassification adjustments for each component of other comprehensive income on the face of the financial statements rather than in the notes to the financial statements. This guidance is effective as of January 1, 2012, except for the disclosure of reclassification adjustments which was postponed for re-deliberation by the FASB, and early adoption is permitted, and its adoption did not have a material effect on the Company’s Consolidated Financial Statements. The Company has adopted the one continuous statement approach.

In February 2013, the FASB issued additional guidance on comprehensive income which requires the provision of information about the amounts reclassified out of accumulated other comprehensive income by component. This guidance also requires presentation on the Consolidated Statements of Operations and Comprehensive Income (Loss) or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This update is effective for reporting periods beginning after December 15, 2012 with early adoption permitted.  The Company has not elected early adoption, and its adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

3. Dispositions and Assets Held-for-Sale

The Company classified Gramercy Finance as held-for-sale as of December 31, 2012 and two properties as held-for-sale as of December 31, 2011. The following table summarizes the assets held-for-sale as of December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
Assets held-for-sale:
Real estate investments, at cost:
Land	$20,074	$46,071
Building and improvement	17,592	44,561
Other real estate investments	-	20,318
Total real estate investments, at cost	37,666	110,950
Less: accumulated dep	(2,965)	(2,907)
Real estate investments, net	34,701	108,043
Restricted cash	61,385	34,191
Loans and other lending investments, net	784,945	1,081,091
Commercial mortgage backed securities - available-for-sale	931,383	775,812
Investment in joint ventures	59,244	-
Tenant and other receivables, net	1,519	1,260
Derivative instruments, at fair value	173	913
Accrued interest	13,251	28,660
Acquired lease asets, net of accumulated amortization	188	4,904
Deferred costs	6,466	9,216
Other assets	59,009	34,056
Total assets held-for-sale	$1,952,264	$2,078,146

The following operating results of the Gramercy Finance and the assets held-for-sale as of December 31, 2012, and the assets sold during the years ended December 31, 2012, 2011 and 2010 are included in discontinued operations for all periods presented:

	Year Ended December 31
	2012	2011	2010
Operating Results:
Revenues	$162,059	$562,393	$633,725
Operating expenses	(54,747)	(171,870)	(1,124,825)
Marketing, general and administrative	(18,508)	(16,367)	(11,240)
Interest expense	(88,159)	(186,620)	(201,373)
Depreciation and amortization	(967)	(64,076)	(108,553)
Loans HFS & CMBS impairments charges	(171,079)	(18,423)	(39,453)
Provision for loan loss	7,838	(48,180)	(84,392)
Impairment on business acquisition, net	-	-	(2,722)
Equity in net income from unconsolidated joint venture	(5,611)	(2,098)	7,168
Net income (loss) from operations	(169,174)	54,759	(931,665)

Net loss from operations with a related party	-	-	(9,759)
Loss on sale of joint venture interest to a related party	-	-	(27,292)
Gain on extinguishment of debt	-	300,909	19,443
Net gains from disposals	15,967	2,712	2,658
Net income (loss) from discontiued operations	$(153,207)	$358,380	$(946,615)

Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows.

Gramercy Finance Segment

In December 2012, the Company’s Board of Directors approved the disposal of Gramercy Finance through, among other things, the sale of the collateral management and sub-special servicing agreements for its three CDOs and on January 30, 2013, the Company entered into a purchase and sale agreement to transfer these agreements to CWCapital for approximately $9,900, less certain adjustments and closing costs. The transaction closed in March 2013.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

3. Dispositions and Assets Held-For-Sale – (continued)

In connection with the disposal of Gramercy Finance, the Company has classified the assets and liabilities of Gramercy Finance as assets and liabilities held-for-sale as of December 31, 2012. As of December 31, 2012, the Company had assets classified as held-for-sale of $1,952,264. As a result, the Company recognized impairment charges of $155,267 related to the impairment of the assets of Gramercy Finance. For a further discussion regarding the measurement of financial instruments and real estate assets of Gramercy Finance see Note 11. The Company has reclassified the results of operations of Gramercy Finance in discontinued operations for the years ended December 31, 2012, 2011, and 2010.

Loans Investments

At December 31, 2012, the Company classified substantially all of its loan investments as held-for-sale and recorded an impairment of $882 to adjust the carrying value of seven loans to the lower of cost or market value. The fair value of the loans was measured by an internally developed model which considered the price that a third-party would pay to assume the loan at December 31, 2012. For a further discussion regarding the measurement of financial instruments see Note 11, “Fair Value of Financial Instruments.”

At December 31, 2012 and 2011, the Company’s recorded investments in impaired loans were as follows:

	For the year ended December 31, 2012
	Unpaid Principal Balance	Carrying Value	Reserve for Loan Losses	Average Recorded Investment (1)	Investment Income Recognized
Whole loans	$191,061	$163,379	$29,750	$158,552	$7,694
Subordinate interests in whole loans	4,000	3,000	1,000	3,692	585
Mezzanine loans	-	-	-	-	-
Preferred equity	-	-	-	-	-
Total	$195,061	$166,379	$30,750	$162,244	$8,279

(1) Represents the average of the month end balances for the year ended December 31, 2012

	For the year ended December 31, 2011
	Unpaid Principal Balance	Carrying Value	Reserve for Loan Losses	Average Recorded Investment (1)	Investment Income Recognized
Whole loans	$428,050	$285,659	$144,950	$298,251	$13,206
Subordinate interests in whole loans	5,882	3,514	2,367	5,041	235
Mezzanine loans	34,114	-	34,114	9,399	882
Preferred equity	68,116	4,910	63,409	9,268	2,430
Total	$536,162	$294,083	$244,840	$321,959	$16,753

(1) Represents the average of the month end balances for the year ended December 31, 2011.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

3. Dispositions and Assets Held-For-Sale – (continued)

During the year ended December 31, 2012, the Company completed 15 modifications, extending maturity for a weighted-average term of 1.0 years. When an existing loan agreement is modified, the Company considers changes to interest rates, maturity dates, extension and modification fees, changes to underlying collateral, forgiveness of debt, extension options, and funding of reserve accounts among other features.

During the year ended December 31, 2012, the Company modified two loans which were considered troubled debt restructurings. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, and where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. The Company reduced the interest rate on all of these loans by a combined weighted average of 0.9% and extended all of the loans by a combined weighted average of 1.4 years. As of December 31, 2012, the Company had no unfunded commitments on modified loans considered troubled debt restructurings.

These loans were modified to increase the total recovery of the combined principal and interest from the loans. Any loan modification is predicated upon a goal of maximizing the collection of the loan. The Company believes that the borrowers can perform under the new terms and therefore none of the loans which were modified and considered to be troubled debt restructurings were classified as non-performing as of December 31, 2012.

The Company’s troubled debt restructurings for the year ended December 31, 2012 were as follows:

	As of December 31, 2012
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

The Company’s troubled debt restructurings for the year ended December 31, 2011 were as follows:

	As of December 31, 2011
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

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

3. Dispositions and Assets Held-For-Sale – (continued)

Available-for-Sale CMBS Investments

During the fourth quarter, the Company recognized an other-than-temporary impairment of $128,087 on 53 CMBS investments because the Company could no longer express the intent to hold its CMBS investments until the amortized cost basis of all securities in an unrealized loss position is recovered. The Company recognized an other-than-temporary impairment for all CMBS investments in a loss position equal to the entire difference between the investment’s amortized cost basis and its fair value at December 31, 2012 and is included in net loss from discontinued operations. For CMBS investments which were not impaired as of December 31, 2012, the Company recorded unrealized gains of $84,690 as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

The following is a summary of the Company’s CMBS investments at December 31, 2012:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain	Other-than- temporary Impairment (1)
Available for Sale:
Floating rate CMBS	3	$36,937	$35,672	$34,908	$-	$(764)
Fixed rate CMBS	104	1,142,865	939,990	897,357	84,690	(127,323)
Total	107	$1,179,802	$975,662	$932,265	$84,690	$(128,087)

(1)	Other-than-temporary impairments recorded as of December 31, 2012 on all CMBS investments in an unrealized loss position.

The following is a summary of the Company’s CMBS investments at December 31, 2011:

Description	Number of Securities	Face Value	Amortized Cost	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Available for Sale:
Floating rate	3	$53,500	$51,848	$47,855	$-	$(3,993)
Fixed rate CMBS	108	1,185,777	982,801	727,957	44,115	(298,959)
Total	111	$1,239,277	$1,034,649	$775,812	$44,115	$(302,952)

As of December 31, 2012, the Company’s CMBS investments had the following maturity characteristics:

Year of Maturity	Number of Investments Maturing	Amortized Cost	Percent of Total Carrying Value	Fair Value	Percent of Total Fair Value
Less than 1 year	1	$20,020	2.1%	$19,399	2.0%
1 - 5 years	105	955,642	97.9%	912,357	97.9%
5 - 10 years	1	-	0.0%	509	0.1%
Total	107	$975,662	100.0%	$932,265	100.0%

Real Estate Investments

The Company designated real estate investments held-for-sale in connection with the disposal of Gramercy Finance and recorded impairment charges of $26,298 as of December 31, 2012 to adjust the carrying value to the lower of cost or market. The impairment is calculated by comparing the results of the company’s marketing efforts and unsolicited purchase offers to the carrying value of the respective property.

Restricted cash

Restricted cash classified as held-for-sale in connection with the disposal of Gramercy Finance consists of $61,305 on deposit with the trustee of the Company’s CDOs.

Deferred costs

Deferred financing costs of $6,401 related to the CDOs are classified as held-for-sale in connection with the disposal of Gramercy Finance. For a further discussion regarding deferred costs see Note 10, “Deferred Costs.”

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

3. Dispositions and Assets Held for Sale – (continued)

Investments in Joint Ventures

The Company has two joint ventures which are classified as held-for-sale, the Southern California office portfolio and the Las Vegas Hotel, which are further described below.

Southern California Office Portfolio - In September 2012, the Company, an affiliate of SL Green and several other unrelated parties recapitalized a portfolio of office buildings located in Southern California, or the Southern California Office Portfolio, through the contribution of an existing preferred equity investment to a newly formed joint venture. As of December 31, 2012, the Company’s 10.6% interest in the joint venture had a carrying value of $7,215 and was classified as held for sale in connection with the classification of Gramercy Finance as held for sale. For the year ended December 31, 2012, the Company recorded its pro rata share of net losses on the joint venture of $3,222, within discontinued operations.

Las Vegas Hotel - In December 2012, the Company acquired via a deed-in-lieu of foreclosure, a 30% interest through a TRS in the Las Vegas Hotel, a hotel and casino, located in Las Vegas, Nevada. As of December 31, 2012, the joint venture had a carrying value of $52,029 and was classified as held for sale in connection with the classification of Gramercy Finance as held for sale. For the year ended December 31, 2012, the Company recorded its pro rata share of net losses on the joint venture of $2,388, within discontinued operations.

Real Estate Dispositions

During the years ended December 31, 2012, the Company sold 21 properties compared to eight properties during the year ended December 31, 2011, for net sales proceeds of $77,413 and $22,894, respectively. The sales transactions resulted in gains totaling $15,967 and $2,712 for the years ended December 31, 2012 and 2011, respectively, within discontinued operations.

	For the year ended December 31, 2012
	Number of Properties	Net Sale Proceeds	Gains

Finance	6	$71,370	$13,693
Realty	15	6,043	2,274
Total	21	$77,413	$15,967

	For the year ended December 31, 2011
	Number of Properties	Net Sale Proceeds	Gains
Finance	1	$17,740	$937
Realty	7	5,154	1,775
Total	8	$22,894	$2,712

The Company separately classifies properties held-for-sale in the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss). In the normal course of business the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held-for-sale or classify a property that was designated as held-for-sale back to held for investment. During the year ended December 31, 2012, the Company did not reclassify any properties previously identified as held-for-sale to held for investment. During the year ended December 31, 2011, the Company did not reclassify any properties previously identified as held-for-sale to held for investment.

On September 1, 2011 and on December 1, 2011, the Company transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Asset Management properties that it agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was $2,631,902. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed-in-lieu of foreclosure.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

4. Acquisitions

Indianapolis Industrial Portfolio

In November 2012, the Company acquired the Indianapolis Industrial Portfolio, two Class A industrial properties in the Indianapolis metropolitan area, totaling 540,000 square-feet for $27,125. The properties are 100% leased to three tenants with a 10.2 year weighted-average lease term. The Company is currently analyzing the fair value of the leases; accordingly, the purchase price allocation is preliminary and subject to change. The initial recording of the assets included $23,159 of real estate assets, $4,429 of intangible assets and $462 of intangible liabilities.

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the year ended December 31, 2012 and 2011 as though the acquisition of the Indianapolis Industrial Portfolio was completed on January 1, 2011. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	2012	2011
Pro forma revenues	$38,965	$9,892
Pro forma net income (loss) available to common stockholders	$(177,724)	$330,850
Pro forma earnings per common share-basic	$(3.42)	$6.59
Pro forma earnings per common share-diluted	$(3.42)	$6.59
Pro forma common shares-basic	51,976,462	50,229,102
Pro forma common share-diluted	51,976,462	50,229,102

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

5. Investments in Joint Ventures

Bank of America Portfolio

In August 2012, the Company and Garrison formed a joint venture and in December 2012, the Company contributed $59,061 in cash plus the issuance of 6,000,000 shares of the Company’s common stock, valued at $15,000 as of the date of execution of the purchase agreement and a value of $16,500 as of the date of closing, representing a 50% interest in the joint venture’s acquisition of the Bank of America Portfolio from KBS for $485,000. The acquisition was financed with a $200,000 two-year, floating rate, interest-only mortgage loan and collateralized by 67 properties of the portfolio. The remaining properties are unencumbered. The Bank of America Portfolio is an office portfolio of 113 properties that was previously part of the Gramercy Asset Management division, beneficial ownership of which was transferred to KBS pursuant to a collateral transfer and settlement agreement dated September 1, 2011. The Bank of America Portfolio totals approximately 4.2 million rentable square feet and is 84% leased to Bank of America, N.A., under a master lease with expiration dates through 2024, with a total portfolio occupancy of approximately 89%. At December 31, 2012, the investment has a carrying value of $72,541, and the Company recorded its pro rata share of net income (loss) of the joint venture of ($3,020). The joint venture is currently analyzing the fair value of the leases and the purchase price allocation has not been finalized.

Philips Building

The Company owns a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021. As of December 31, 2012 and December 31, 2011, the investment has a carrying value of $201 and $496, respectively. The Company recorded its pro rata share of net income of the joint venture of $115, $121 and $120 for the years ended December 31, 2012, 2011 and 2010, respectively.

2 Herald Square

In April 2007, the Company purchased for $103,200 a 45% Tenant-In-Common, or TIC, interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with a $86,063 ten-year fixed-rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third-party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. The Company sold its 45% interest in December 2010 for a loss of $11,885. For the years ended December 31, 2012, 2011 and 2010 the Company recorded its pro rata share of net income of $0, $0 and $5,078 respectively, within discontinued operations.

885 Third Avenue

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 ten-year fixed-rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third-party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. The Company sold its 45% interest in December 2010 for a loss of $15,407. The Company recorded its pro rata share of net income of $0, $0 and $5,926 for the years ended December 31, 2012, 2011 and 2010 respectively, within discontinued operations.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

5. Investments in Joint Ventures – (continued)

Citizens Portfolio

The Company, through its acquisition of American Financial on April 1, 2008, obtained an interest in a joint venture with UBS. In October 2011, UBS contributed its 1% ownership interest to the Company and the Company consolidated 100% of the joint venture interests and its accounts. In December 2011, pursuant to the Settlement Agreement, the Citizens Portfolio was transitioned to KBS, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, an arrangement for the Company’s continued management of the assets on behalf of KBS. The Company transitioned 52 bank branches totaling approximately 237,000 square feet to the mezzanine lender. These branches are fully occupied, on a triple-net basis, by Citizens Bank, N.A. and Charter One Bank, N.A., two bank subsidiaries of Citizens Financial Group, Inc. The Company recorded its pro rata share of net loss of $0, $0 and $2,884 for the years ended December 31, 2012, 2011 and 2010, respectively.

Whiteface Lodge

In April 2008, the Company acquired via a deed-in-lieu of foreclosure, a 40% interest in the Whiteface Lodge, a hotel and condominium located in Lake Placid, New York. In July 2010, the Company purchased the remaining 60% interest from the joint venture partner. In connection with the acquisition, the Company controls 100% of the joint venture’s interest and has consolidated its accounts. The Company has classified this as held-for-sale as of December 31, 2012 in connection with the disposal of Gramercy Finance. As of December 31, 2010, the joint venture investment had a carrying value of $23,820. The Company recorded its pro rata share of net loss of $0 and $1,375 for the years ended December 31, 2011 and 2010, respectively.

The Consolidated Balance Sheets for the Company’s joint ventures at December 31, 2012 and 2011 are as follows:

	2012	2011

Assets:
Real estate assets, net	$452,692	$49,796
Other assets	219,760	8,546

Total assets	$672,452	$58,342

Liabilities and members' equity:
Mortgages payable	$553,140	$41,000
Other liabilities	90,255	1,711
Members' equity	29,057	15,631

Liabilities and members' equity	$672,452	$58,342

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

5. Investments in Joint Ventures – (continued)

The Consolidated Statements of Operations and Comprehensive Income (Loss) for the joint ventures for the three years ended December 31, 2012, 2011 and 2010 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	2012	2011	2010

Revenues	$8,431	$8,148	$65,628

Operating expenses	6,551	454	4,875
Interest	4,136	5,578	34,620
Depreciation	2,290	4,082	5,494

Total expenses	12,977	10,114	44,989

Net income from operations	(4,546)	(1,966)	20,639

Net gain on disposals	-	-	-

Net income	$(4,546)	$(1,966)	$20,639

Company's equity in net loss within continuing operations	$(2,904)	$121	$303

Company's equity in net income within discontinued operations	$(5,611)	$(2,098)	$7,168

6. Liabilities Related to Assets Held-For-Sale

The Company classified Gramercy Finance as held-for-sale as of December 31, 2012, and two properties as held-for-sale as of December 31, 2011. The following table summarizes the liabilities related to assets held-for-sale as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Liabilities related to assets held-for-sale:
Collaterized debt obligations	$2,188,597	$2,468,810
Accounts payable and accrued expenses	10,552	6,922
Accrued interest payable	3,137	3,729
Deferred revenue	2,142	1,931
Below market lease liabilities, net	1,703	1,905
Derivative instruments, at fair value	173,623	175,915
Other liabilities	408	2,066
Total liabilities related to assets held-for-sale	2,380,162	2,661,278

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

6. Liabilities Related to Assets Held-For-Sale – (continued)

Collateralized Debt Obligations

In the fourth quarter of 2012, the Company classified its CDOs as held-for-sale in connection with the disposal of Gramercy Finance. The outstanding debt is presented as a component of the liabilities related to assets held-for-sale on the Consolidated Balance Sheets.

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

The Company retained all non-investment grade securities, the preferred shares and the ordinary shares in the Issuer of each CDO. The Issuers and Co-Issuers in each CDO holds assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which serve as collateral for the CDO. Each CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification, with substitute collateral using cash generated by debt investments that are repaid during the reinvestment periods (generally, five years from issuance) of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as debt investments are repaid. The financial statements of the Issuer of each CDO are consolidated in the Company’s financial statements. The securities originally rated as investment grade at time of issuance are treated as a secured financing, and are non-recourse to the Company. Proceeds from the sale of the securities originally rated as investment grade in each CDO were used to repay substantially all outstanding debt under the Company’s repurchase agreements and to fund additional investments.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

6. Liabilities Related to Assets Held-For-Sale – (continued)

The following table provides a summary of the outstanding CDO debt and the underlying collateral of the Company’s CDOs as of December 31, 2012:

		Underlying Collateral
	Outstanding Debt	Loans			CMBS Investments				Cash
	Face Value	Unpaid Principal Balance	Carrying Value (1)	Non-performing Loans as a % of Carrying Value	Face Value	Amortized Cost	Fair Value	Non-investment Grade CMBS as a % of Fair Value	Restricted Cash
CDO 2005-1	$525,085	$271,272	$236,228	0.0%	$231,669	$163,087	$216,691	38.8%	$33,581

CDO 2006-1	640,832	461,091	439,348	0.0%	133,289	78,967	91,589	71.9%	12,420

CDO 2007-1	1,022,571	172,749	172,215	1.7%	814,844	733,608	623,985	80.3%	14,369

Total CDOs	$2,188,488	$905,112	$847,791	0.4%	$1,179,802	$975,662	$932,265	69.8%	$60,370

(1)	The loans held as collateral for the CDOs include loans with an unpaid principal balance and carrying value of $10,943 in CDO 2005-1 and loans with an unpaid principal balance and carrying value of $52,786 in CDO 2006-1 which are collateralized by real estate owned by the Company and are eliminated in consolidation.

Loans and other investments are owned by the Issuers and the Co-Issuers, serve as collateral for the Company’s CDO securities, and the income generated from these investments is used to fund interest obligations of the Company’s CDO securities and the remaining income, if any, is retained by the Company. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained in its CDOs and to receive the subordinate collateral management fee earned. If some or all of the Company’s CDOs fail these covenants, all cash flows from the applicable CDO other than senior collateral management fees would be diverted to repay principal and interest on the most senior outstanding CDO securities, and the Company may not receive some or all residual payments or the subordinate collateral management fee until the applicable CDO regained compliance with such tests. As of January 2013, the most recent distribution date, the Company’s 2005 and 2006 CDO failed its asset overcollateralization covenants. The Company’s 2005 CDO failed its overcollateralization test at the October 2012 distribution date and previously failed its overcollateralization tests at the July 2012, October 2011, April 2011 and January 2011 distribution dates. The Company’s 2006 CDO failed its overcollateralization test at the October 2012 distribution date. The Company’s 2007 CDO failed its overcollateralization test beginning with the November 2009 distribution date. It is unlikely that the 2005, 2006, and 2007 CDO’s overcollateralization tests will be satisfied in the foreseeable future. During periods when the overcollateralization tests for the Company’s CDOs are not met, cash flows that the Company would otherwise receive are significantly curtailed.

On March 14, 2012, an interest payment due on a CMBS investment owned by the Company’s 2007 CDO was not received for the third consecutive interest payment date, which caused the CMBS investment to be classified as a Defaulted Security under the 2007 CDO’s indenture. This classification caused the Class A/B Par Value Ratio for the 2007 CDO notes to fall to 88.86% in breach of the Class A/B overcollateralization test threshold of 89%. This breach constitutes an event of default under the operative documents for the 2007 CDO. Upon such an event of default, the reinvestment period of the 2007 CDO, which is scheduled to expire in August 2012, would have immediately ended and the Company would have lost its ability to reinvest restricted cash held by the 2007 CDO. Additionally, an event of default would have entitled the controlling class to direct the Trustee to accelerate the notes of the 2007 CDO and, depending on the circumstances, force the prompt liquidation of the collateral. Pursuant to a letter dated in March 2012, a majority of the controlling class of senior note holders waived the related event of default and further agreed to waive any subsequent event of default related to the Class A/B overcollateralization test that may occur hereafter until the earlier of January 30, 2014 or the date that written instructions to the contrary are provided by such majority of the controlling class to the Trustee. The majority of the controlling class has reserved the right to revoke or extend such waiver at any time.

The future principal and interest obligations for the Company’s CDOs, which are held-for-sale at December 31, 2012, are as follows:

	CDOs	Interest Payments	Total
2013	$-	$69,958	$69,958
2014	-	68,643	68,643
2015	-	69,418	69,418
2016	-	72,813	72,813
2017	-	55,700	55,700
Thereafter	2,188,597	6,725	2,195,322
Total	$2,188,597	$343,257	$2,531,854

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

6. Liabilities Related to Assets Held-For-Sale – (continued)

During the year ended December 31, 2012, the Company did not repurchase any notes previously issued by two of its three CDOs. During the year ended December 31, 2011, the Company repurchased, at a discount, $49,259 of notes previously issued by two of its three CDOs. The Company recorded a net gain on the early extinguishment of debt of $15,275 for the year ended December 31, 2011, in connection with the repurchase of notes of such Issuers.

Derivative Instruments

Derivative assets with a notional value of $200,129 and a fair value of $173 and derivative liabilities with a notional value of $1,005,087 and a fair value of $173,623 are held within the Company’s CDOs and are classified as held-for-sale at December 31, 2012. These derivative instruments are designated as cash flow hedges, and will be transferred with the CDOs’ liabilities in connection with the disposal of Gramercy Finance. The Company has three interest rate caps that are held outside of the CDOs with a notional value of $89,726 and a fair value of $0, which will remain with the Company subsequent to the disposal of Gramercy Finance.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at December 31, 2012. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Cap	3 month LIBOR	$38,500	6.00%	Jul-12	Jul-13	$-
Interest Rate Cap	1 month LIBOR	24,000	5.00%	Jul-11	Aug-14	-
Interest Rate Cap	1 month LIBOR	27,226	4.50%	Jul-12	Jun-13	-
		$89,726				-

Assets of Consolidated VIEs:
Interest Rate Cap	3 month LIBOR	10,387	4.73%	Dec-10	Feb-15	-
Interest Rate Cap	3 month LIBOR	8,877	5.04%	Oct-10	Feb-16	3
Interest Rate Cap	3 month LIBOR	47,000	7.95%	Jun-11	Feb-17	24
Interest Rate Cap	3 month LIBOR	12,300	7.95%	Jul-11	Feb-17	6
Interest Rate Cap	3 month LIBOR	23,000	4.96%	Jun-10	Apr-17	13
Interest Rate Cap	3 month LIBOR	48,945	4.80%	Mar-10	Jul-17	65
Interest Rate Cap	3 month LIBOR	49,620	4.92%	Jun-11	Jul-17	62
		200,129				173
Liabilities of Consolidated VIEs:
Interest Rate Swap	3 month LIBOR	10,000	3.92%	Oct-08	Oct-13	(294)
Interest Rate Swap	3 month LIBOR	17,500	3.92%	Oct-08	Oct-13	(515)
Interest Rate Swap	1 month LIBOR	8,627	4.26%	Aug-08	Jan-15	(688)
Interest Rate Swap	3 month LIBOR	14,650	4.43%	Nov-07	Jul-15	(1,479)
Interest Rate Swap	3 month LIBOR	24,143	5.11%	Feb-08	Jan-17	(4,200)
Interest Rate Swap	3 month LIBOR	214,312	5.41%	Aug-07	May-17	(34,653)
Interest Rate Swap	3 month LIBOR	16,412	5.20%	Feb-08	May-17	(3,128)
Interest Rate Swap	3 month LIBOR	699,443	5.33%	Aug-07	Jan-18	(128,666)
		1,005,087				(173,623)
Total		$1,294,942				$(173,450)

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

6. Liabilities Related to Assets Held-For-Sale – (continued)

The Company is hedging exposure to variability in future interest payments on its debt facilities. At December 31, 2012 and 2011, derivative instruments were reported at their fair value as a net liability of $173,450 and $174,996, respectively. Offsetting adjustments are represented as deferred gains or (losses) in Accumulated Other Comprehensive Income of ($2,146) and $19,334, which includes the amortization of gain or (loss) on terminated hedges of $399 and $400 for the years ended December 31, 2012 and 2011, respectively. The Company anticipates recognizing approximately $395 in amortization over the next 12 months. For the years ended December 31, 2012, 2011 and 2010, the Company recognized decreases to interest expense of $217, $169 and $207, respectively, attributable to any ineffective component of its derivative instruments designated as cash flow hedges. Currently, all but three derivative instruments are designated as cash flow hedging instruments. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

Other Liabilities Related to Assets Held-For-Sale

The Company has other liabilities related to assets held for sale primarily consisting of accrued expenses and accounts payable related to accrued legal fees and operating expenses of real estate and interest payable related to the outstanding CDO debt.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

7. Debt Obligations

Certain real estate assets were subject to mortgage and mezzanine liens. In September 2011, the Company entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Asset Management’s assets to KBS, in full satisfaction of Gramercy Asset Management’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among us and the mortgage and mezzanine lenders and, subject to certain termination provisions, the Company’s continued management of Gramercy Asset Management’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, the Company transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Asset Management properties that the Company agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was approximately $2.63 billion. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

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

In March 2010, the Company extended the maturity date of the Goldman Mortgage Loan to March 2011, and amended certain terms of the loan agreement, including, among others, (i) a prohibition on distributions from the Goldman Loan Borrowers to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Asset Management, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Goldman Mortgage Loan extension term, and (iii) within 90 days after the first day of the Goldman Mortgage Loan extension term, delivery by the Goldman Loan Borrowers to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Goldman Mortgage Loan. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the Company entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions failed. On May 9, 2011, the Company announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

7. Debt Obligations – (continued)

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into the Settlement Agreement for an orderly transition of substantially all of Gramercy Asset Management’s assets to KBS, Gramercy Asset Management’s senior mezzanine lender, in full satisfaction of Gramercy Asset Management’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, the Company’s continued management of Gramercy Asset Management’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, the Company transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Asset Management properties that the Company agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was $2,631,902. In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. For further discussion of the impact of the Settlement Agreement and the transfer of the Dana portfolio, see Settlement and Extinguishment of Debt within Note 2 to the Consolidated Financial Statements.

Goldman Senior and Junior Mezzanine Loans

On April 1, 2008, certain subsidiaries of the Company, collectively, the Mezzanine Borrowers, entered into a mezzanine loan agreement with GSMC, Citicorp and SL Green in connection with a mezzanine loan in the amount of $600,000, or the Goldman Mezzanine Loan, which was secured by pledges of certain equity interests owned by the Mezzanine Borrowers and any amounts receivable by the Mezzanine Borrowers whether by way of distributions or other sources. The Goldman Mezzanine Loan had an initial maturity date of March 9, 2010, with a single one-year extension option. The Goldman Mezzanine Loan bore interest at 4.35% over one-month LIBOR. The Goldman Mezzanine Loan provided for customary events of default, the occurrence of which could result in an acceleration of all amounts payable under the Goldman Mezzanine Loan. The Goldman Mezzanine Loan allowed for prepayment under the terms of the agreement, subject to a 1.00% prepayment fee during the first six months, payable to the lender, as long as simultaneously therewith a proportionate prepayment of the Goldman Mortgage Loan was also made on such date. In addition, under certain circumstances the Goldman Mezzanine Loan was cross-defaulted with events of default under the Goldman Mortgage Loan and with other mortgage loans pursuant to which, an indirect wholly-owned subsidiary of the Company, is the mortgagor. In August 2008, the $600,000 mezzanine loan was bifurcated into two separate mezzanine loans (the Junior Mezzanine loan and the Senior Mezzanine Loan) by the lenders. Additional loan agreement amendments were entered into for the Goldman Mezzanine Loan and Goldman Mortgage Loan. Under these loan agreement amendments, the Junior Mezzanine Loan bore interest at 6.00% over LIBOR, the Senior Mezzanine Loan bore interest at 5.20% over LIBOR and the Goldman Mortgage Loan bore interest at 1.99% over LIBOR. The weighted average of these interest rate spreads was equal to the combined weighted average of the interest rates spreads on the initial loans. The Goldman Mezzanine loans encumber all properties held by Gramercy Asset Management. The Company had accrued interest of $1,454 and borrowings of $549,713 as of December 31, 2010.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

7. Debt Obligations – (continued)

In March 2010, the Company extended the maturity date of the Goldman Mezzanine Loans to March 2011, and amended certain terms of the Senior Mezzanine Loan agreement and the Junior Mezzanine Loan agreement, including, among others, with respect to the Senior Mezzanine Loan agreement, (i) a prohibition on distributions from the Senior Mezzanine Loan borrowers to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Asset Management, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Senior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to KBS, and (iii) within 90 days after the first day of the Senior Mezzanine Loan extension term, delivery by the Senior Mezzanine Loan borrowers to KBS of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Senior Mezzanine Loan, and with respect to the Junior Mezzanine Loan agreement, (i) a prohibition on distributions from the Junior Mezzanine Loan borrower to the Company, other than to cover direct costs related to executing the extension and reimbursement of not more than $2,500 per quarter of corporate overhead actually incurred and allocated to Gramercy Asset Management, (ii) requirement of $5,000 of available cash on deposit in a designated account on the commencement date of the Junior Mezzanine Loan extension term and agreement, upon request, to grant a security interest in that account to GSMC, Citicorp and SL Green, and (iii) within 90 days after the first day of the Junior Mezzanine Loan extension term, delivery by the Junior Mezzanine Loan borrower to GSMC, Citicorp and SL Green of a comprehensive long-term business plan and restructuring proposal addressing repayment of the Junior Mezzanine Loan. Subsequent to the final maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans, the Company entered into a series of short term extensions to provide additional time to exchange and consider proposals for an extension, modification, restructuring or refinancing of the Goldman Mortgage Loan and the Goldman Mezzanine Loans and to explore an orderly transition of the collateral to the lenders if such discussions failed. On May 9, 2011, the Company announced that the scheduled maturity of the Goldman Mortgage Loan and the Goldman Mezzanine Loans occurred without repayment and without an extension or restructuring of the loans by the lenders.

Notwithstanding the maturity and non-repayment of the loans, the Company maintained active communications with the lenders and in September 2011, the Company entered into the Settlement Agreement, for an orderly transition of substantially all of Gramercy Asset Management’s assets to KBS, in full satisfaction of Gramercy Asset Management’s obligations with respect to the Goldman Mortgage Loan and the Goldman Mezzanine Loans, in exchange for a mutual release of claims among the Company and the mortgage and mezzanine lenders and, subject to certain termination provisions, the Company’s continued management of Gramercy Asset Management’s assets on behalf of KBS for a fixed fee plus incentive fees. On September 1, 2011 and on December 1, 2011, the Company transferred to KBS or its affiliates, interests in entities owning 317 and 116, respectively, of the 867 Gramercy Asset Management properties that the Company agreed to transfer pursuant to the Settlement Agreement and the remaining ownership interests were transferred to KBS by December 15, 2011. The aggregate carrying value for the interests transferred to KBS was $2,631,902. In July 2011, the Dana portfolio, which consists of 15 properties totaling approximately 3.8 million rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure.

8. Leasing Agreements

The Company’s properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2024. These leases generally contain rent increases and renewal options.

Future minimum rental income under non-cancelable leases including properties held-for-sale in connection with the disposal of Gramercy Finance and excluding reimbursements for operating expenses as of December 31, 2012 are as follows:

Operating Leases
2013	$3,779
2014	3,865
2015	3,897
2016	3,799
2017	3,668
Thereafter	15,467
Total minimum rental income	$34,475

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

9. Related Party Transactions

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of the Company’s directors.

An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by the Company’s CDOs that are secured by properties in New York City, or in which the Company and SL Green are co-investors. For the years ended December 31, 2012, 2011, and 2010, the Company incurred expense of $0, $3,058, and $477, respectively pursuant to the special servicing arrangement.

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of the Company’s leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. On June 25, 2012, the lease was amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remain unchanged, except the Company now has the right to cancel the lease with 90 days notice. For the year ended December 31, 2012, 2011 and 2010, the Company paid $361, $307 and $339 under this lease, respectively.

In April 2007, the Company purchased for $103,200 a 45% TIC interest to acquire the fee interest in a parcel of land located at 2 Herald Square, located along 34th Street in New York, New York. The acquisition was financed with $86,063 10- year fixed rate mortgage loan. The property is subject to a long-term ground lease with an unaffiliated third-party for a term of 70 years. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari-passu. The Company sold its 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $25,350, resulting in a loss of $11,885. The Company recorded its pro rata share of net income of $5,078 ended December 31, 2010, within discontinued operations.

In July 2007, the Company purchased for $144,240 an investment in a 45% TIC interest to acquire a 79% fee interest and 21% leasehold interest in the fee position in a parcel of land located at 885 Third Avenue, on which is situated The Lipstick Building. The transaction was financed with a $120,443 10-year fixed rate mortgage loan. The property is subject to a 70-year leasehold ground lease with an unaffiliated third-party. The remaining TIC interest is owned by a wholly-owned subsidiary of SL Green. The TIC interests are pari passu. The Company sold its 45% interest in December 2010 to a wholly-owned subsidiary of SL Green for net proceeds of $38,911, resulting in a loss of $15,407. The Company recorded its pro rata share of net income of $5,926 for the year ended December 31, 2010, within discontinued operations.

In December 2010, the Company sold its interest in a parcel of land located at 292 Madison Avenue in New York, New York to a wholly-owned subsidiary of SL Green. The Company received proceeds of $16,765 and recorded an impairment charge of $9,759, within discontinued operations.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

10. Deferred Costs

Deferred costs at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Deferred Financing Costs	$44,077	$47,035
Deferred Acquisition Costs	146	256
Deferred Leasing Costs	245	214
	44,468	47,505
Accumulated Amortization	(37,587)	(36,398)
	6,881	11,107
Less: Held for Sale	(6,466)	(9,216)
	$415	$1,891

At December 31, 2012, deferred financing costs relate to the Company’s CDOs which are included in Gramercy Finance and classified as held-for-sale. These costs are amortized on a straight-line basis to interest expense based on the contractual term of the related financing.

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

In connection with the Company’s disposal of Gramercy Finance and the subsequent exit from the commercial real estate finance business, more fully described in Note 3 – “Dispositions and Assets Held for Sale”, the Company recorded impairment charges of $155,267 on its loan investments, CMBS investments, and real estate held by the CDOs as a result of the reclassification of all loan investments and real estate held by the CDOs as held-for-sale and the inability to express the intent to hold impaired CMBS investments until amortized cost is recovered.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

11. Fair Value of Financial Instruments – (continued)

The following table presents the carrying value in the financial statements, and approximate fair value of financial instruments at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Lending investments (1), (2)	$784,135	$816,283	$1,081,919	$1,060,646
CMBS (2)	$932,265	$932,265	$775,812	$775,812
Derivative instruments (2)	$173	$173	$919	$919
Financial liabilities:
Collateralized debt obligations (1), (2)	$2,188,579	$1,474,236	$2,468,810	$1,509,907
Derivative instruments (2)	$173,623	$173,623	$175,915	$175,915

(1)	Lending investments and CDOs are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.
(2)	In connection with the disposal of Gramercy Finance, lending investments, CMBS investments, derivative instruments, and collateralized debt obligations are classified as held-for-sale as of December 31, 2012.

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

CMBS investments: These investments are presented in the Consolidated Financial Statements at fair value. The fair values were based upon valuations obtained from dealers of those securities, third-party pricing services, and internal models.

Collateralized debt obligations: These obligations are presented in the Consolidated Financial Statements on the basis of proceeds received at issuance and not at fair value. The fair value was estimated based upon the amount at which similarly placed financial instruments would be valued at December 31, 2012.

Derivative instruments: The Company’s derivative instruments, which are primarily comprised of interest rate swap agreements, are carried at fair value in the Consolidated Financial Statements based upon third-party valuations.

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at December 31, 2012 and 2011. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since December 31, 2012 and 2011, and current estimates of fair value may differ significantly from the amounts presented herein.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

11. Fair Value of Financial Instruments – (continued)

The following discussion of fair value was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Financial instruments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lower degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have less, or no, pricing observability and a higher degree of judgment utilized in measuring fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts. Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At December 31, 2012	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$173	$-	$-	$173
Interest rate swaps	-	-	-	-
	$173	$-	$-	$173

CMBS available for sale:
Investment grade	$281,495	$-	$-	$281,495
Non-investment grade	650,770	-	-	650,770
	$932,265	$-	$-	$932,265

Financial Liabilities:
Derivative instruments:
Interest rate caps	$173,623	$-	$-	$173,623
Interest rate swaps	-	-	-	-
	$173,623	$-	$-	$173,623

At December 31, 2011	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$919	$-	$-	$919
Interest rate swaps	-	-	-	-
	$919	$-	$-	$919

CMBS available for sale:
Investment grade	$444,113	$-	$-	$444,113
Non-investment grade	331,699	-	-	331,699
	$775,812	$-	$-	$775,812

Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	175,915	-	-	175,915
	$175,915	$-	$-	$175,915

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

11. Fair Value of Financial Instruments – (continued)

Derivative instruments: Interest rate caps and swaps were valued with the assistance of a third-party derivative specialist, who uses a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. The fair value of derivatives classified as Level III are most sensitive to the credit valuation adjustment as all or a portion of the credit valuation adjustment may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of the Company or its counterparties. See Note 15 for additional details on the Company’s interest rate caps and swaps.

Total losses or (gains) from derivatives for the year ended December 31, 2012 and 2011 are ($2,146) and $19,334, respectively, and are included in Accumulated Other Comprehensive Loss. During the year ended December 31, 2012, the Company entered into three interest rate caps.

CMBS: CMBS securities are generally valued on a recurring basis by (i) obtaining assessments from third-party dealers who primarily use market-based inputs such as changes in interest rates and credit spreads, along with recent comparable trade data; and (ii) pricing services who use a combination of market-based inputs along with unobservable inputs that require significant judgment, such as assumptions on the underlying loans regarding net property operating income, capitalization rates, debt service coverage ratios and loan-to-value default thresholds, timing of workouts and recoveries, and loan loss severities. Third-party dealer marks, which are used to value the majority of the Company’s CMBS securities, are indications received from dealers in the respective security, from which the Company could transact at on the valuation date. The Company uses all data points obtained, including comparable trades completed by the Company or available in the market place in determining its fair value of CMBS. Pricing service models are designed to replicate a market view of the underlying collateral, however, the models are most sensitive to the unobservable inputs such as timing of loan defaults and severity of loan losses and significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs, would result in a significantly lower (higher) fair value measurement. Due to the inherent uncertainty in the determination of fair value, the Company has designated its CMBS securities as Level III.

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	CMBS Available for sale - Investment Grade	CMBS Available for Sale -Non- Investment Grade	Derivative Instruments

Balance as of December 31, 2011	$444,113	$331,699	$919
Transfers from securites held to maturity	-	-	-
Purchases of CMBS investments	535	-	-
Change in CMBS investment status	(207,650)	207,650	-
Purchases of derivative investments	-	-	-
Amortization of discounts or premiums	7,718	6,520	-
Proceeds from CMBS principal repayments	(32,651)	-	-
Adjustments to fair value:
Included in other comprehensive income	69,430	274,098	(746)
Gain (loss) from sales of CMBS investments	-	-	-
Other-than-temporary impairments recognized in earnings	-	(169,197)	-
Balance as of December 31, 2012	$281,495	$650,770	$173

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

11. Fair Value of Financial Instruments – (continued)

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments - Interest Rate Swaps

Balance as of December 31, 2011	$175,915
Purchases of derivative investments	-
Adjustments to fair value:
Unrealized loss	(2,292)

Balance as of December 31, 2012	$173,623

Fair Value on a Non-Recurring Basis

The Company uses fair value measurements on a non-recurring basis in its assessment of fair value on loans and other lending investments that have been written down to fair value as a result of valuation allowances established for loan losses and loans and other lending investments classified as held-for-sale to adjust the carrying value to the lower of cost or fair value. As of December 31, 2012, in connection with the disposal of Gramercy Finance, the Company classified all of its loan investments as held-for-sale, and recorded impairments of $882 on seven loans. This differs from the Company’s determination of allowances for loan losses as the Company considered the value that a purchaser would be willing to acquire the asset at December 31, 2012 instead of at the ultimate resolution of the asset.

The Company recorded $35,043 in impairments on real estate held-for-sale to adjust the carrying value to the lower of cost or market value of which $26,298 was related to the disposal of Gramercy Finance.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

11. Fair Value of Financial Instruments – (continued)

The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the years ended December 31, 2012 and 2011:

At December 31, 2012	Total	Level I	Level II	Level III
Financial Assets:
Lending investments - held-for-sale (allowance for loan loss):
Whole loans	$60,335	$-	$-	$60,335
Subordinate interests in whole loans	9,131	-	-	9,131
Mezzanine loans	-	-	-	-
Preferred equity	-	-	-	-
	$69,466	$-	$-	$69,466

Lending investments - held-for-sale (impairment for lower of cost or fair value):
Whole loans	$174,477	$-	$-	$174,477
Subordinate interest in whole loans	1,649	-	-	1,649
Mezzanine loans	20,422	-	-	20,422
Preferred equity	-	-	-	-
	$196,548	$-	$-	$196,548

Real Estate Investments:
Office	$3,593	$-	$-	$3,593
Land	24,195	-	-	24,195
Hotel	24,034	-	-	24,034
Branch	4,749	-	-	4,749
Industrial	-	-	-	-
	$56,571	$-	$-	$56,571

At December 31, 2011	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:				-
Whole loans	$132,261	$-	$-	$132,261
Subordinate interests in whole loans	3,514	-	-	3,514
Mezzanine loans	-	-	-	-
Preferred equity	4,910	-	-	4,910
	$140,685	$-	$-	$140,685

Lending investments - held-for-sale:
Whole loans	$-	$-	$-	$-
Subordinate interest in whole loans	-	-	-	-
Mezzanine loans	-	-	-	-
Preferred equity	-	-	-	-
	$-	$-	$-	$-

Real Estate Investments:
Office	$-	$-	$-	$-
Land	-	-	-	-
Branch	-	-	-	-
Industrial	-	-	-	-
Hotel	-	-	-	-
	$-	$-	$-	$-

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

11. Fair Value of Financial Instruments – (continued)

Real estate investments: The properties identified for impairment have been classified as assets held-for-sale. The impairment on properties classified as held-for-sale is calculated by comparing the results of the Company’s marketing efforts and unsolicited purchase offers to the carrying value of the respective property. The marketing valuations are based on internally developed discounted cash flow models which include assumptions that require significant management judgement regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements and other factors deemed necessary by management. The impairment is calculated by comparing the Company’s internally developed discounted cash flow methodology to the carrying value of the respective property.

Loans subject to impairments or reserves for loan loss: The loans identified for impairment or reserves for loan loss are collateral dependent loans. Impairment or reserves for loan loss are measured by comparing management’s estimated fair value of the underlying collateral to the carrying value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by management.

Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a non-recurring basis as of December 31, 2012 are:

Financial Asset	Fair Value	Valuation technique	Unobservable Inputs	Range
Lending investments - held-for-sale (allowance for loan loss):

Whole loans	$60,335	Discounted cash flows	Discount rate Capitalization rate	11.00% to 15.00% 6.50% to 9.00%

Subordinate interests in whole loans	9,131	Discounted cash flows	Discount rate Capitalization rate	15.00% 7.00%

Lending investments - held-for-sale (impairment for lower of cost or fair value):

Whole loans	174,477	Discounted cash flows	Discount rate	4.00% to 4.72%

Subordinate interests in whole loans	1,649	Discounted cash flows	Discount rate	4.00% to 8.69%

Mezzanine loans	20,422	Discounted cash flows	Discount rate	10.00% to 10.59%

Real estate investments:

Office	3,593	Discounted cash flows	Discount rate Capitalization rate	9.0% 8.60% to 9.8%

Land	24,195	Unsolicited & solicited sale offers	Dollars per acre	$5,464 to $41,048

Branch	4,749	Discounted cash flows	Discount rate Capitalization rate	9.0% 8.60% to 9.8%

Hotel	24,034	Discounted cash flows	Discount rate Expense Growth Rate	12.00% 3.00%

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

11. Fair Value of Financial Instruments – (continued)

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

12. Stockholders’ Equity (Deficit)

The Company’s authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2012, 60,731,002 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

In connection with Mr. Gordon F. DuGan’s agreement to serve as the Company’s Chief Executive Officer, on June 7, 2012, Mr. DuGan also agreed to purchase 1,000,000 shares of the Company’s common stock from the Company on June 29, 2012 for an aggregate purchase price of $2,520 or $2.52 per share. The per share purchase price was equal to the closing price of the Company’s common stock on the New York Stock Exchange on the day prior to the date Mr. DuGan entered into the subscription agreement with the Company to purchase such shares of common stock. The issuance of such shares of common stock was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.

The Company issued to KBS Acquisition Sub-Owner 2, LLC (i) 2,000,000 shares of common stock of the Company, par value $0.001 per share; (ii) 2,000,000 shares of Class B-1 non-voting common stock of the Company, par value $0.001 per share; and (iii) 2,000,000 shares of Class B-2 non-voting common stock of the Company, par value $0.001 per share on December 6, 2012. The shares were issued as consideration for the Company’s contribution to the joint venture with Garrison in connection with the acquisition of the Bank of America Portfolio on the same date and were valued at $2.75 which was the closing price of the Company’s common stock on the New York Stock Exchange on the day prior. Each share of the Class B-1 common stock and Class B-2 common stock will be convertible into one share of the Company’s common stock at the option of the holder at any time on or after September 5, 2013 and December 6, 2013, respectively. Each share of Class B-1 common stock and Class B-2 common stock that has not previously been converted and remains outstanding on March 5, 2014 shall automatically and without any action on the part of the holder thereof, convert into one share of common stock on such date. The issuance of such shares of common stock was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.

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

Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of December 31, 2012 and 2011, the Company accrued Series A preferred stock dividends of $30,438 and $23,276, respectively.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At December 31, 2012, 1,932,511 shares of common stock were available for issuance under the Equity Incentive Plan.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

12. Stockholders’ Equity (Deficit) – (continued)

Through December 31, 2012, 1,572,872 restricted shares had been issued under the Equity Incentive Plan, of which 97% have vested. The vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $958, $301and $369 was recorded for the years ended December 31, 2012, 2011 and 2010, respectively, related to the issuance of restricted shares. Compensation expense of $270 will be recorded over the course of the next 11 months representing the remaining weighted average vesting period of equity awards issued under the Equity Incentive Plan as of December 31, 2012.

Options granted under the Equity Incentive Plan to recipients who are employees of Gramercy are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant. The Company issues new shares upon the exercise of vested options. In some instances, options may be granted under the Equity Incentive Plan to persons who provide significant services to the Company but are not employees of the Company. Options granted to recipients that are not employees have the same terms as those issued to employees except as it relates to any performance-based provisions within the grant. To the extent there are performance provisions associated with a grant to a recipient who is not an employee, an estimated expense related to these options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date. If no performance based provision exists, the Company recognizes compensation expense over the vesting period on a straight line basis.

A summary of the status of the Company’s stock options as of December 31, 2012, 2011 and 2010 are presented below:

	December 31, 2012		December 31, 2011		December 31, 2010
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	565,026	$17.25	841,377	$11.82	1,516,394	$16.70
Granted	25,000	2.50	25,000	2.79	25,000	2.73
Exercised	-	-	(300,000)	0.80	-	-
Lapsed or cancelled	(229,775)	16.83	(1,351)	22.50	(700,017)	22.07
Balance at end of period	360,251	$16.14	565,026	$17.25	841,377	$11.82

For the year ended December 31, 2012, all options were granted with a price of $2.50. The remaining weighted average contractual life of the options was 4.2 years. Compensation expense of $29, $138 and $180 was recorded for the years ended December 31, 2012, 2011 and 2010, respectively, related to the issuance of stock options.

In connection with the hiring of Gordon F. DuGan, Benjamin Harris, and Nicholas L. Pell, who joined the Company on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively, the Company has granted equity awards to these new executives pursuant to a newly adopted outperformance plan, or the 2012 Outperformance Plan. Pursuant to the 2012 Outperformance Plan, these executives, in the aggregate, may earn up to $20,000 of LTIP Units based on the Company’s common stock price appreciation over a four-year performance period ending June 30, 2016. The amount of LTIP Units earned under the 2012 Outperformance Plan will range from $4,000 if the Company’s common stock price equals a minimum hurdle of $5.00 per share (less any dividends paid during the performance period) to $20,000 if the Company’s common stock price equals or exceeds $9.00 per share (less any dividends paid during the performance period) at the end of the performance period. In the event that the performance hurdles are not met on a vesting date, the award scheduled to vest on that vesting date may vest on a subsequent vesting date if the common stock price hurdle is met as of such subsequent vesting date. The executives will not earn any LTIP Units under the 2012 Outperformance Plan to the extent that the Company’s common stock price is less than the minimum hurdle. Messrs. DuGan, Harris and Pell were granted awards under the 2012 Outperformance Plan pursuant to which they may earn up to $10,000, $6,000 and $4,000 of LTIP Units, respectively. During the performance period, the executives may earn up to 12%, 24% and 36% of the maximum amount under the 2012 Outperformance Plan at the end of the first, second and third years, respectively, of the performance period if the Company’s common stock price has equaled or exceeded the stock price hurdles as of the end of such years. If the minimum stock price hurdle is met as of the end of any such year, the actual amount earned will range on a sliding scale from 20% of the maximum amount that may be earned as of such date (at the minimum stock price hurdle) to 100% of the maximum amount that may be earned as of such date (at the maximum stock price hurdle). Any LTIP Units earned under the 2012 Outperformance Plan will remain subject to vesting, with 50% of any LTIP Units earned vesting on June 30, 2016 and the remaining 50% vesting on June 30, 2017 based, in each case, on continued employment through the vesting date. The LTIP Units had a fair value of $1,870 on the date of grant, which was calculated in accordance with ASC 718. The Company used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP Units may have with respect to the Company’s common stock. Compensation expense of $210 was recorded for the year ended December 31, 2012 for the 2012 Outperformance Plan. Compensation expense of $1,660 will be recorded over the course of the next 54 months, representing the remaining weighted average vesting period of the LTIP Units as of December 31, 2012.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

12. Stockholders’ Equity (Deficit) – (continued)

In connection with the equity awards made to Messrs. DuGan, Harris and Pell in connection with the Company’s hiring of these executives, the Company adopted the 2012 Inducement Equity Incentive Plan, or the Inducement Plan. Under the Inducement Plan, the Company may grant equity awards for up to 4,500,000 shares of common stock pursuant to the employment inducement award exemption provided by the New York Stock Exchange Listed Company Manual. The Inducement Plan permits the Company to issue a variety of equity awards, including stock options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. All of the shares available under the Inducement Plan were issued or reserved for issuance to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment with the Company. Equity awards issued under the Inducement Plan had a fair value of $3,830 on the date of grant which was calculated in accordance with ASC 718. Compensation expense of $383 was recorded for year ended December 31, 2012 for the 2012 Inducement Equity Incentive Plan. Compensation expense of $3,447 will be recorded over the course of the next 54 months representing the remaining weighted average vesting period of equity awards issued under the Inducement Plan as of December 31, 2012.

The Company had previously issued LTIP unit awards to both the former Chief Executive Officer and the former President. During 2011, the Company entered into an amendment to the LTIP unit award agreement with these executives to cancel the vesting schedule of outstanding LTIP units in the Partnership (“LTIP Units”) and grant a new vesting schedule with respect to such LTIP Units. The new vesting schedule provided for 50% of each executive's LTIP Units to vest on June 30, 2012 subject to continued employment and an additional 50% of each Executive's LTIP Units to vest upon the satisfaction of certain vesting conditions relating to the settlement of the Company's mortgage and mezzanine loans. Compensation expense of $401, $1,433 and $266 was recorded for the years ended December 31, 2012, 2011 and 2010, respectively, related to the issuance and modification of LTIP units.

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

December 31, 2012

12. Stockholders’ Equity (Deficit) – (continued)

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

As of December 31, 2012, there were approximately 462,102 phantom stock units outstanding, of which 457,602 units are vested.

Earnings per Share

Earnings per share for the years ended December 31, 2012, 2011 and 2010 are computed as follows:

	For the Year Ended December 31, (1)
	2012	2011	2010
Numerator - Income (loss)
Net income (loss) from continuing operations	$(18,341)	$(20,903)	$(26,928)
Net income (loss) from discontinued operations	(153,207)	358,380	(946,760)
Net Income (loss)	(171,548)	337,477	(973,688)
Preferred stock dividends	(7,162)	(7,162)	(8,798)
Excess of carrying amount of tendered preferred stock over consideration paid	-	-	13,713
Numerator for basic income per share - Net income (loss) available to common stockholders:	(178,710)	330,315	(968,773)
Effect of dilutive securities	-	-	-
Diluted Earnings:
Net income (loss) available to common stockholders	$(178,710)	$330,315	$(968,773)
Denominator-Weighted Average shares:
Weighted average shares outstanding	53,359,850	50,229,102	49,923,930
Less: Unvested restricted shares	(1,383,388)	-	-
Denominator for basic income per share	51,976,462	50,229,102	49,923,930
Effect of dilutive securities
LTIP	-	-	-
Stock based compensation plans	-	-	-
Phantom stock units	-	-	-
Diluted shares	51,976,462	50,229,102	49,923,930

(1)	Net income (loss) adjusted for non-controlling interests.

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the year ended December 31, 2012, 16,362 share options and 462,102 phantom share units, were computed using the treasury share method, which due to the net loss were anti-dilutive. For the year ended December 31, 2011, 261,918 share options, and 499,143 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the year ended December 31, 2010, 208,821 share options and 414,108 phantom share units, were computed using the treasury share method, which due to the net loss were anti-dilutive.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

12. Stockholders’ Equity (Deficit) – (continued)

Accumulated other comprehensive income (loss) for the years ended December 31, 2012 and 2011 is comprised of the following:

	As of December 31,
	2012	2011	2010

Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	$(179,956)	$(182,102)	$-
Net unrealized gain on available-for-sale securities	84,691	(258,837)	(160,785)
Total accumulated other comprehensive loss	$(95,265)	$(440,939)	$(160,785)

13. Benefit Plans

In June 2009, the Company implemented a 401(k) Savings/Retirement Plan, or the 401(k) Plan, to cover eligible employees of the Company, and any designated affiliate. The 401(k) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable. The 401(k) Plan provides for discretionary matching contributions by the Company. Prior to the implementation of the 401(k) Plan, as an affiliate of SL Green, the Company’s employees were eligible to participate in a 401(k) Savings/Retirement Plan implemented by SL Green. Except for the 401(k) Plan, at December 31, 2011, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan or other benefit plans. The expense associated with the Company’s matching contribution was $227, $218 and $367 for the years ended December 31, 2012, 2011 and 2010, respectively.

14. Commitments and Contingencies

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

Two of the Company’s subsidiaries were named as defendants in a case filed in August 2011 captioned Colfin JIH Funding LLC and CDCF JIH Funding, LLC, v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC in New York State Supreme Court, New York County. The dispute arose from the financing of the Jameson Inns and Signature Inns. Plaintiffs asserted a breach of contract claim under an intercreditor agreement against the subsidiaries.

The same two of the Company’s subsidiaries were named as defendants in a case filed in December 2011 captioned U.S. Bank National Association, as Trustee et al v. Gramercy Warehouse Funding I LLC and Gramercy Loan Services LLC in New York State Supreme Court, New York County. The dispute arose from the same financing of the Jameson Inns and Signature Inns. U.S. Bank National Association, or U.S. Bank, by and through its attorney in fact, Wells Fargo Bank, N.A., asserted a breach of contract claim against the subsidiaries.

In January 2013, the Company settled the claims for $5,333, which was fully accrued for as of December 31, 2012.

In addition, the Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2012

14. Commitments and Contingencies – (continued)

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

The Company’s regional management office located at 610 Old York Road, Jenkintown, Pennsylvania, is subject to an operating lease with an affiliate of KBS.  The lease is for approximately 17,000 square feet, and expires on August 31, 2013, with rents of approximately $322 per annum.  The Company’s regional management office located at 800 Market Street, St. Louis, Missouri is subject to an operating lease with St. Louis BOA Plaza, LLC.  The lease is for approximately 2,000 square feet, expires on September 30, 2013, and is cancelable with 90 days’ notice.  The lease is subject to rents of $32 per annum.

As of December 31, 2012, the Company has a non-cancelable ground lease with an expiration date extending through 2016. These lease obligations generally contain rent increases and renewal options.

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

15. Income Taxes

The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders. However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company may, however, be subject to certain state and local taxes. Our TRSs are subject to fiscal, state and local taxes. The Company’s Asset and Property management business, Gramercy Asset Management, conducts its business through a wholly-owned TRS. In addition to the limitation on the Company's use of its net operating losses under Section 382, since the Company uses separate taxable REIT subsidiaries to conduct different aspects of its business, losses incurred by the individual TRSs are only available to offset taxable income derived by each respective TRS.

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay dividend to common stockholders. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for seventeen quarters as of December 31, 2012. Based on current estimates of its taxable loss, the Company has no distribution requirements in order to maintain its REIT status for the 2012 tax year and it expects that it will continue to elect to retain capital for liquidity purposes; however, as the Company’s new business strategy is implemented and sustainable cash flows grow, the Company will re-evaluate its dividend policy with the intention of resuming dividends. However, in accordance with the provisions of the Company’s charter, the Company may not pay any dividends on its common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

The Company’s provision for income taxes for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	For the year ended December 31,
	2012	2011	2010
Current:
Federal	$(1,990)	$(275)	$(45)
State and local	(1,061)	(206)	(921)
Total current	(3,051)	(481)	(966)
Deferred:
Federal	(174)	(62)
State and local	(105)	(20)
Total deferred	(279)	(82)	-
Total income tax expense	$(3,330)	$(563)	$(966)

Net deferred tax liabilities of $361 and $82 are included in other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2012 and 2011, respectively. These net deferred tax liabilities relate primarily to differences in the timing of the recognition of income (loss) between GAAP and tax. All deferred tax assets relating to net operating loss carry forwards of TRSs are fully reserved.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income, as follows:

	For the year ended December 31,
	2012	2011	2010
Income tax (expense) benefit at federal statutory rate	$58,366	$(118,314)	$340,453
Tax effect of REIT election	(60,230)	118,596	(340,294)
State and local taxes, net of federal benefit	(843)	(186)	(921)
Permanent difference	1,252	99	-
Valuation allowance	(1,672)	(737)	(204)
Other	(203)	(21)	-
Total income tax benefit (provision)	$(3,330)	$(563)	$(966)

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

15. Income Taxes – (continued)

As of December 31, 2012, the Company and each of its eight subsidiaries which file corporate tax returns, had total net loss carryforwards, inclusive of net operating losses and capital losses, of approximately $535. Net operating loss carryforwards and capital loss carryforwards can generally be used to offset future ordinary income and capital gains of the entity originating the losses, for up to 20 years and 5 years, respectively. The amounts of net operating loss carryforwards and capital loss carryforwards as of December 31, 2012 are subject to the completion of the 2012 tax returns. In January 2011, the Company and two of its subsidiaries experienced an ownership change, as defined for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of its common stock during a cumulative three year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of the Company’s common stock. The provisions of Section 382 will apply an annual limit to the amount of net loss carryforwards that can be used to offset future ordinary income and capital gains, beginning with the 2011 taxable year.

In addition to the limitation on the Company’s use of its net operating losses under section 382, since the company uses separate taxable REIT subsidiaries to conduct different aspects of its business, losses incurred by the individual TRSs are only available to offset taxable income derived by each respective TRS.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2012, 2011 and 2010, the Company did not incur any material interest or penalties.

16. Environmental Matters

The Company believes that it is in compliance in all material respects with applicable federal, state and local ordinances and regulations regarding environmental issues. Its management is not aware of any environmental liability that it believes would have a materially adverse impact on the Company’s financial position, results of operations or cash flows.

17. Segment Reporting

The Company has determined that it has three reportable operating segments: Finance, Asset Management and Realty/Corporate. The reportable segments were determined based on the management approach, which looks to the Company’s internal organizational structure. These three lines of business require different support infrastructures. In 2012, as a result of the KBS settlement and management agreements, the Company changed the composition of its business segments to separate Asset Management from Realty. The years ended December 31, 2011 and 2010 have been restated to conform with this change.

The Realty/Corporate segment includes all of the Company’s activities related to investment in commercial properties with credit grade tenants through-out the United States. The Realty/Corporate segment generates revenues from rental revenues from properties owned by the Company.

The Asset Management segment includes substantially all of the Company’s activities related to asset and property management services. The Asset Management segment generates revenues from fee income related to the management agreement for properties owned by KBS.

The Finance segment includes all of the Company’s activities related to origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, CMBS and other real estate related securities. The Finance segment primarily generates revenues from interest income on loans, other lending investments and CMBS owned in the Company’s CDOs. Substantially all of the Finance segment has been included in discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

17. Segment Reporting – (continued)

The Company evaluates performance based on the following financial measures for each segment:

	Finance	Asset Management		Realty / Corporate(1)	Total Company
Year Ended December 31, 2012
Total revenues	$-	$34,667		$2,154	$36,821
Equity in net loss from unconsolidated joint ventures	-	-		(2,904)	(2,904)
Total operating and interest expense (2)	-	(24,824	)(4)	(27,434)	(52,258)
Net income (loss) from continuing operations (3)	$-	$9,843		$(28,184)	$(18,341)

	Finance	Asset Management		Realty / Corporate(1)	Total Company
Year Ended December 31, 2011
Total revenues	$-	$7,336		$436	$7,772
Equity in net loss from unconsolidated joint ventures	-	-		121	121
Total operating and interest expense (2)		(10,555	)(4)	(18,241)	(28,796)
Net loss from continuing operations (3)	$-	$(3,219)		$(17,684)	$(20,903)

	Finance	Asset Management		Realty / Corporate(1)	Total Company
Year Ended December 31, 2010
Total revenues	$-	$-		$1,197	$1,197
Equity in net loss from unconsolidated joint ventures	-			(303)	(303)
Total operating and interest expense (2)	-	(3,471	)(4)	(24,351)	(27,822)
Net loss from continuing operations (3)	$-	$(3,471)		$(23,457)	$(26,928)

Total Assets:
December 31, 2012	$1,937,554	$-		$231,282	$2,168,836
December 31, 2011	$2,035,181	$-		$223,149	$2,258,330

(1)	Realty / Corporate includes all corporate level items, including general and administrative expenses.

(2)	Total operating and interest expense includes operating costs on commercial property assets for the realty business and costs to perform required functions under the management agreement for the asset management business. General and administrative expense is included in Realty/Corporate for all periods. Depreciation and amortization of $256, $136 and $174 for the years ended December 31, 2012, 2011 and 2010, respectively, is included in the amounts presented above.

(3)	Net income (loss) from continuing operations represents loss before discontinued operations.

(4)	Total operating and interest expense for the Asset Management segment includes $3,444, $456 and $0 of income tax expense for the years ended December 31, 2012, 2011 and 2010, respectively. Total operating and interest expense for the Realty/Corporate segment includes ($114), $107 and $966 of income tax expense for the years ended December 31, 2012, 2011 and 2010, respectively.

18. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Deferred losses and other non-cash activity related to derivatives	$2,146	$(19,334)	$(70,603)

Reclassification of adjustments of net unrealized loss on securities previously available for sale	$343,547	$(260,820)	$5,856

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

19. Selected Quarterly Financial Data (unaudited)

This unaudited interim financial information has been adjusted to reflect the effects of the disposition of assets and disposal of Gramercy Finance, during the years ended December 31, 2012 and 2011, respectively.

2012 Quarter Ended	December 31	September 30	June 30	March 31
Total Revenues	$9,666	$9,157	$9,644	$8,354
Loss before equity in net income (loss) of joint ventures, provision for taxes and discontinued operations	(310)	(4,790)	(5,416)	(1,591)
Equity in net income of joint ventures	(2,992)	31	29	28
Loss from continuing operations before provision for taxes and discontinued operations	(3,302)	(4,759)	(5,387)	(1,563)
Provision for taxes	48	40	(2,106)	(1,312)
Net loss from continuing operations	(3,254)	(4,719)	(7,493)	(2,875)
Net income from discontinued operations	(145,334)	1,829	(12,218)	2,516
Net loss attributable to Gramercy Capital Corp.	(148,588)	(2,890)	(19,711)	(359)
Preferred stock dividends	(1,792)	(1,790)	(1,790)	(1,790)
Net Income available to common stockholders	$(150,380)	$(4,680)	$(21,501)	$(2,149)

Basic earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.09)	$(0.12)	$(0.18)	$(0.09)
Net income from discontinued operations	(2.69)	0.03	(0.24)	0.05
Net income available to common stockholders	$(2.78)	$(0.09)	$(0.42)	$(0.04)

Diluted earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.09)	$(0.12)	$(0.18)	$(0.09)
Net income from discontinued operations	(2.69)	0.03	(0.24)	0.05
Net income available to common stockholders	$(2.78)	$(0.09)	$(0.42)	$(0.04)

Basic weighted average common shares outstanding	54,120,499	52,308,653	50,759,306	51,261,325
Diluted weighted average common shares and common share equivalents outstanding	54,120,499	52,308,653	50,759,306	51,261,325

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

19. Selected Quarterly Financial Data (unaudited) – (continued)

2011 Quarter Ended	December 31	September 30	June 30	March 31
Total Revenues	$6,211	$1,117	$330	$114
Loss before equity in net income of joint ventures, provision for taxes and discontinued operations	(9,156)	(1,164)	(5,954)	(4,187)
Equity in net income of joint ventures	31	29	31	30
Loss from continuing operations before provision for taxes and discontinued operations	(9,125)	(1,135)	(5,923)	(4,157)
Provision for taxes	(490)	-	(4)	(69)
Net loss from continuing operations	(9,615)	(1,135)	(5,927)	(4,226)
Net income from discontinued operations	176,998	147,217	23,188	10,977
Net loss attributable to Gramercy Capital Corp.	167,383	146,082	17,261	6,751
Preferred stock dividends	(1,792)	(1,790)	(1,790)	(1,790)
Net Income available to common stockholders	$165,591	$144,292	$15,471	$4,961

Basic earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.22)	$(0.06)	$(0.15)	$(0.12)
Net income from discontinued operations	3.50	2.92	0.46	0.22
Net income available to common stockholders	$3.28	$2.86	$0.31	$0.10

Diluted earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.22)	$(0.06)	$(0.15)	$(0.12)
Net income from discontinued operations	3.50	2.92	0.46	0.22
Net incom available to common stockholders	$3.28	$2.86	$0.31	$0.10

Basic weighted average common shares outstanding	50,532,836	50,382,542	49,998,728	49,992,132
Diluted weighted average common shares and common share equivalents outstanding	50,532,836	50,382,542	49,998,728	49,992,132

Gramercy Capital Corp.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2012

20. Subsequent Events

In February 2013, the Company sold repurchased notes previously issued by the Company’s 2006 and 2005 CDOs, respectively, generating proceeds of $34,381.

In March 2013, the Company closed on the acquisition of a 605,427 square foot Class A industrial building located in Olive Branch, Mississippi, in an all-cash transaction for a purchase price of approximately $24,650. The property is 100% leased to one tenant through December 31, 2022. The property also includes an adjacent 13.8 acre land parcel and the tenant has the right to expand the building within the first five years of the lease for an additional lease rate. The lease may be terminated after December 2017 with 18 months prior notice and payment of a termination fee of six months gross rent plus unamortized tenant improvement costs. The Company is currently analyzing the fair value of the lease and the initial purchase price allocation has not been completed.

As further described in Note 1, the Company sold its collateral management and sub-special servicing agreements for the Company’s CDOs which will result in the deconsolidation of Gramercy Finance from the Company’s Consolidated Balance Sheets.

Gramercy Capital Corp.

 SCHEDULE III
Real Estate Investments
(In thousands)

					Initial Costs			Gross Amount at Which Carried December 31, 2012
City	State	Acquisition Date(3)	Encumbrances at December 31, 2012		Land	Building and Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation December 31, 2012	Average Depreciable Life
Industrial:
Greenwood	IN	11/20/2012	$-		$1,200	$12,002	$-	$1,200	$12,002	$13,202	$(29)	40
Mount Comfort	IN	11/20/2012	-		600	9,357	-	600	9,357	9,957	(21)	40

			$-		$1,800	$21,359	$-	$1,800	$21,359	$23,159	$(50)
Assets Held for Sale:
Branch:
Ocean City	NJ	4/1/2008	$-	(2)	$776	$334	$(531)	$369	$210	$579	$(57)	40
Casselberry	FL	4/1/2008	-	(2)	355	245	(48)	325	227	552	(29)	40
New Port Richey	FL	4/1/2008	-	(2)	376	224	-	376	224	600	(27)	40
Snellville	GA	4/1/2008	-	(2)	120	330	(13)	119	318	437	(27)	40
Naples	FL	4/1/2008	-	(2)	44	21	-	44	21	65	(2)	40
Winter Garden	FL	4/1/2008	-	(2)	858	1,135	(937)	414	642	1,056	(139)	40
Williamston	NC	4/1/2008	-	(2)	53	146	40	53	186	239	(22)	40
Succasunna	NJ	4/1/2008	-	(2)	147	123	(89)	75	106	181	(45)	40
Mount Carmel	PA	4/1/2008	-	(2)	40	110	(149)	-	1	1	(1)	40
Norristown	PA	4/1/2008	-	(2)	253	1,050	(701)	85	517	602	(196)	40
Petersburg	VA	4/1/2008	-	(2)	17	114	1	17	115	132	(13)	40
Warrenton	VA	4/1/2008	-	(2)	271	1,423	(628)	161	905	1,066	(161)	40
Madison Heights	VA	4/1/2008	-	(2)	191	200	(84)	147	160	307	(24)	40
High Point	NC	4/1/2008	-	(2)	305	434	(638)	22	79	101	(51)	40
Hampton	VA	4/1/2008	-	(2)	133	366	(121)	114	264	378	(26)	40
Lenoir	NC	4/1/2008	-	(2)	288	298	(170)	199	217	416	(35)	40
Woodbury	NJ	4/1/2008	-	(2)	418	1,081	(1,269)	31	199	230	(127)	40
Linwood	PA	4/1/2008	-	(2)	98	187	(266)	-	19	19	(19)	40
Goodwater	AL	4/1/2008	-	(2)	60	165	(153)	15	57	72	(20)	40
Jacksonville	FL	4/1/2008	-	(2)	160	439	(132)	121	346	467	(52)	40
Jacksonville	FL	4/1/2008	-	(2)	267	732	(861)	85	53	138	(17)	40
Bremen	GA	4/1/2008	-	(2)	113	311	-	113	311	424	(37)	40
Midlothian	VA	4/1/2008	-	(2)	160	439	-	160	439	599	(52)	40
Newport News	VA	4/1/2008	-	(2)	80	220	(258)	8	34	42	(14)	40
Columbus	GA	4/1/2008	-	(2)	187	513	(428)	62	210	272	(61)	40
Dobbs Ferry	NY	4/1/2008	-	(2)	187	513	(533)	92	75	167	(19)	40
New Port Richey	FL	4/1/2008	-	(2)	227	623	(476)	169	205	374	(34)	40
Florence	SC	4/1/2008	-	(2)	80	220	(49)	83	168	251	(15)	40
Hotel:
Lake Placid	NY	7/20/2010	-	(2)	628	4,131	1,485	628	5,616	6,244	(271)	40
Land:
Indio	CA	11/12/2009	-		8,722	-	(3,721)	5,000	1	5,001	-	-
Antioch	CA	1/21/2010	-		1,874	-	(649)	944	281	1,225	(42)	-
Kailua-Kona	HI	7/20/2010	-	(2)	19,911	-	(10,883)	8,913	115	9,028	(31)	-
Office:
Daytona Beach	FL	4/1/2008	-	(2)	267	732	(557)	123	319	442	(53)	40
Dunedin	FL	4/1/2008	-	(2)	507	1,392	(1,555)	86	258	344	(85)	40
Batesville	AR	4/1/2008	-	(2)	217	825	(425)	112	505	617	(109)	40
El Dorado	AR	4/1/2008	-	(2)	95	3,168	(912)	55	2,296	2,351	(672)	40
Bloomington	IL	4/1/2008	-	(2)	201	552	(301)	111	341	452	(60)	40
Bedford	IN	4/1/2008	-	(2)	136	373	(257)	104	148	252	(16)	40
Frankfort	IN	4/1/2008	-	(2)	198	545	(229)	198	316	514	(27)	40
Munford	TN	4/1/2008	-	(2)	155	596	(370)	71	310	381	(70)	40
Monticello	IA	4/1/2008	-	(2)	64	337	(49)	55	297	352	(40)	40
Vincennes	IN	4/1/2008	-	(2)	133	366	(261)	61	177	238	(30)	40
Elmhurst	IL	4/1/2008	-	(2)	929	1,026	(1,495)	156	304	460	(138)	40
Norton	VA	4/1/2008	-	(2)	40	110	(151)	(1)	-	(1)	-	40
Kansas City	KS	4/1/2008	-	(2)	40	110	(150)	-	-	-	-	40

Assets held for sale			$-		$40,381	$26,259	$(28,973)	$20,075	$17,592	$37,667	$(2,966)

			$-		$42,181	$47,618	$(28,973)	$21,875	$38,951	$60,826	$(3,016)

(1)	The aggregate cost basis of land, building and improvements, before depreciation, for Federal income tax purposes at December 31, 2012 was $165,673.
(2)	These properties collateralize a $113,500 mortgage note payable of which $63,730 was outstanding as of December 31, 2012. The mortgage note payable is with the Company’s CDOs and is eliminated in the Consolidated Financial Statements.
(3)	The construction date is unknown for the properties.

Gramercy Capital Corp.

 SCHEDULE III
Real Estate Investments
(In thousands)

Set forth below is a rollforward of the carrying values for our real estate investments classified as held-for-investment:

	Years Ended December 31
	2012	2011	2010
Investment in real estate:
Balance at beginning of year	$68,690	$2,471,923	$3,338,540
Improvements	1,203	8,494	14,308
Business acquisitions	39,202	61,626	74,505
Change in held for sale	(7,519)	(3,393)	(25,911)
Impairments	(22,637)	(348)	(822,645)
Property sales	(55,780)	(20,547)	(106,874)
Transfer of foreclosed assets	—	(2,449,065)	—
Balance at end of year	$23,159	$68,690	$2,471,923
Accumulated depreciation:
Balance at beginning of year	$2,983	$168,541	$107,460
Depreciation expense	1,022	39,707	62,436
Change in held for sale	(2,468)	(296)	(195)
Property sales	(1,487)	(412)	(1,160)
Transfer of foreclosed assets	—	(204,557)	—
Balance at end of year	$50	$2,983	$168,541

Gramercy Capital Corp.
Schedule IV
Mortgage Loans on Real Estate
(Amounts in thousands)

Type of Loan	Location	Interest Rate (1)	Current Maturity Date (2)	Periodic Payment Terms	Prior Liens(3)	Face Amount of Loans	Carrying Amount of Loans	Principal Amount of Loans Subject to Delinquent Principal or Interest	Tax Basis
Office - CBD	Chicago, IL	6.27%	2/11/2017	Interest Only	$675,838	$99,281	$84,874	$-	$84,874
Office - CBD	New York, NY	10.25%	7/11/2016	Interest Only	262,387	23,388	23,476	-	23,476
Office - CBD	Chicago, IL	6.27%	2/11/2017	Interest Only	655,961	67,839	57,994	-	57,994
Office - CBD	New York, NY	LIBOR + 3.25%	3/9/2016	Interest Only	95,000	88,500	83,672	-	83,672
Multi Family	Southwest, FL	LIBOR + 2.00%	12/11/2013	Interest Only	0	48,983	38,783	-	38,783
Retail	Evanston, IL	LIBOR + 4.00%	10/9/2013	Interest Only	0	28,500	28,549	-	28,568
Hotel	Texas	LIBOR + 4.00%	8/9/2015	Interest Only	0	34,353	34,126	-	34,126

Whole Loans < 3%		5.28% - 7.09%	5/9/2013 - 4/11/2017		593,048	417,804	401,459	-	401,744
		Libor + 3.00% - 5.50%
Subordinate Loans < 3%		4.00% - 14.35%	5/9/2013 - 12/7/2015		59,677	11,795	10,780	4,000	10,796
		Libor + 2.50%
Mezzanine Loans < 3%			8/11/2013 - 5/5/2014		222,628	21,012	20,422	-	20,984
		Libor + 6.50% - 7.00%
Total					$2,564,539	$841,455	$784,135	$4,000	$785,017

(1)	All variable rate loans are based upon one month LIBOR or three month LIBOR and reprice every one or three months respectively.

(2)	Reflects the current maturity of the investment and does not consider any options to extend beyond the current maturity.

(3)	Includes Liens that are pari-passu to the interests owned by the Company.

1. Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Balance at January 1 (1)	$1,081,919	$1,123,528	$1,383,832
Addtions during period:
New mortgage loans	19,295	325,279	114,456
Additional funding (2)	2,536	12,907	13,653
Amortization of discount, net (3)	7,755	3,241	1,033
Deductions during period:
Collections of principal	(221,122)	(334,856)	(183,439)
Transfers to real estate held-for-sale	(96,904)	-	(80,581)
Provision for loan losses	7,838	(48,180)	(84,390)
Valuation allowance on loans held-for-sale	(1,882)	-	(2,000)
Mortgage loan sold	(15,300)	-	(39,036)
Loss on sale of mortgage loans	-	-	-
Balance at December 31	$784,135	$1,081,919	$1,123,528

(1)	All amounts include both loans receivable and loans held-for-sale.

(2)	Includes capitalized interest, which is non-cash addition to the balance of mortgage loans, of $5.4 million, $5.4 million and $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)	Net discount amortization represents an entirely non-cash addition to the balance of mortgage loans.

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

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012..

Our internal control over financial reporting during the year ended December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, appearing on page [  ], which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2012 or the 2013 Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2013 Proxy Statement.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) Consolidated Financial Statements

GRAMERCY CAPITAL CORP.

(a)(2) Financial Statement Schedules

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2012	120
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2012	122

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on following page

[TO BE UPDATED]

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
3.4

Articles Supplementary designating the Class B-1 non-voting common stock of Gramercy Capital Corp., par value $0.001 per share, and Class B-2 non-voting common stock of Gramercy Capital Corp., par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, dated December 6, 2012, filed with the SEC on December 12, 2012.

4.1	Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
10.1	Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated April 19, 2006, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 13, 2007, filed with the SEC on April 18, 2007.
10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.4	Collateral Management Agreement, by and between Gramercy Real Estate CDO 2005 1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.5	Collateral Management Agreement, dated as of August 24, 2006, by and between Gramercy Real Estate CDO 2006-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.6	Collateral Management Agreement, dated as of August 8, 2007, by and between Gramercy Real Estate CDO 2007-1, Ltd. And GKK Manager LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.7	Indenture, by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.8	Indenture, dated as of August 24, 2006, by and among Gramercy Real Estate CDO 2006-1, Ltd., as issuer, Gramercy Real Estate CDO 2006-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

Exhibit No.	Description
10.9	Indenture, dated as of August 8, 2007, by and among Gramercy Real Estate CDO 2007-1, Ltd., Gramercy Real Estate CDO 2007-1, LLC, GKK Liquidity LLC and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.10	Gramercy Capital Corp. Director’s Deferral Program, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005.
10.11	Second Amended and Restated Registration Rights Agreement by and between the Company and SL Green Operating Partnership, L.P., incorporated by reference to the Company’s Current Report on Form 8-K, dated April 19, 2006, filed with the SEC on April 20, 2006.
10.12	Registration Rights Agreement, by and between various holders of the Company’s common stock and the Company, incorporated by reference to the Company’s Current Report on Form 8-K, dated December 3, 2004, filed with the SEC on December 9, 2004.
10.13	Form of Restricted Stock Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.
10.14	Form of Option Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.
10.15	Form of Phantom Share Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.
10.16	Employment and Noncompetition Agreement, dated as of April 27, 2009, by and between Gramercy Capital Corp. and Jon W. Clark, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.
10.17	Restricted Stock Award, dated as of January 5, 2012, by the Company to Roger M. Cozzi, filed herewith.
10.18	Amendment, dated as of January 1, 2012, by and between GKK Capital LP and Jon W. Clark, filed herewith.
10.19	Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.20	First Amendment to Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.21	Restricted Stock Award, dated as of January 5, 2012, by the Company to Roger M. Cozzi, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 15, 2012.
10.22	Amendment, dated as of January 1, 2012, by and between GKK Capital LP and Jon W. Clark, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 15, 2012.
10.23	Employment and Noncompetition Agreement, dated as of June 7, 2012, by and between Gramercy Capital Corp. and Gordon DuGan, incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2012, filed with the SEC on June 13, 2012.
10.24	Employment and Noncompetition Agreement, dated as of June 12, 2012, by and between Gramercy Capital Corp. and Benjamin Harris, incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2012, filed with the SEC on June 13, 2012.
10.25	Form of 2012 Long-Term Outperformance Plan Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2012, filed with the SEC on June 13, 2012.
10.26	Gramercy Capital Corp. 2012 Inducement Equity Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2012, filed with the SEC on June 13, 2012.
10.27	Separation and Release Agreement, dated as of June 12, 2012, by and among Gramercy Capital Corp., GKK Capital LP and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2012, filed with the SEC on June 13, 2012.
10.28	Transition and Release Agreement, dated as of June 12, 2012, by and among Gramercy Capital Corp., GKK Capital LP and Timothy J. O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2012, filed with the SEC on June 13, 2012.
10.29	Amendment to Retention Agreement, dated as of June 12, 2012, by and between Gramercy Capital Corp. and Michael G. Kavourias, incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2012, filed with the SEC on June 13, 2012.

Exhibit No.	Description
10.30	Master Lease Agreement, dated of January 1, 2005, by and between First States Investors 5000A, LLC and Bank of America, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.31	Letter Agreement, dated March 13, 2011, by and among the Company, as guarantor, GKK Stars Junior Mezz I, LLC, as guarantor, the Borrowers, the Mortgage Lenders, the Mezzanine Lenders, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated March 13, 2011, filed with the SEC on March 14, 2011.
10.32	Letter Agreement, dated April 15, 2011, by and among the Company, as guarantor, GKK Stars Junior Mezz I, LLC, as guarantor, the Borrowers, the Mortgage Lenders, the Mezzanine Lenders, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 15, 2011, filed with the SEC on April 19, 2011.
10.33	Amendment, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.
10.34	Amendment to LTIP Unit Award Agreement, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.
10.35	Amendment, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Timothy J. O'Connor, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.
10.36	Amendment to LTIP Unit Award Agreement, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Timothy J. O'Connor, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.
10.37	Collateral Transfer and Settlement Agreement, dated as of September 1, 2011, by and among GKK Stars Acquisition LLC, KBS Acquisition Sub, LLC, KBS Debt Holdings Mezz Holder, LLC, KBS GKK Participation Holdings I, LLC, KBS GKK Participation Holdings II, LLC and KBS Acquisition Holdings, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated September 1, 2011, filed with the SEC on September 8, 2011.
10.38

Asset Management Services Agreement, dated as of March 30, 2012, by and between KBS Acquisition Sub, LLC and GKK Realty Advisors, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated March 30, 2012, filed with the SEC on April 3, 2012.

10.39

Agreement For Sale of Membership Interests, dated August 17, 2012, by and between KBS Acquisition Sub-Owner 2, LLC and BBD1 Holdings LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated August 17, 2012, filed with the SEC on August 22, 2012.

10.40

Loan Agreement, dated August 17, 2012, between KBS REIT Properties, LLC; KBS Acquisition Sub-Owner 5, LLC; KBS Acquisition Sub-Owner 6, LLC; KBS Acquisition Sub-Owner 7, LLC; KBS Acquisition Sub-Owner 8, LLC, as borrowers, Gramercy Investment Trust and Garrison Commercial Funding XI LLC, as lenders, and Gramercy Loan Services LLC, as agent for lenders, incorporated by reference to the Company’s Current Report on Form 8-K, dated August 17, 2012, filed with the SEC on August 22, 2012.

10.41

First Amendment to Asset Management Services Agreement, dated August 17, 2012, by and between KBS Acquisition Sub, LLC and GKK Realty Advisors LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated August 17, 2012, filed with the SEC on August 22, 2012.

10.42

Loan Agreement, dated December 6, 2012, by and between GPT GIG BOA Portfolio Owner LLC and JPMorgan Chase Bank, National Association, incorporated by reference to the Company’s Current Report on Form 8-K, dated December 6, 2012, filed with the SEC on December 12, 2012.

10.43

Stockholder Agreement, dated December 6, 2012, by and between Gramercy Capital Corp. and KBS Acquisition Sub-Owner 2, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated December 6, 2012, filed with the SEC on December 12, 2012.

10.44

Sale and Purchase Agreement, dated January 30, 2013, by and among Gramercy Investment Trust, Gramercy Investment Trust II, GKK Manager LLC, Gramercy Loan Services LLC, GKK Liquidity LLC, Gramercy Capital Corp., CWCapital Investments LLC and CW Financial Services LLC, incorporated by reference to the Company’s Current Report on Form 8-K, dated January 30, 2013, filed with the SEC on February 5, 2013.

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

GRAMERCY CAPITAL CORP.

Dated: March 18, 2013	By:	/s/ JON W. CLARK
Name: Jon W. Clark
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ GORDON F. DUGAN	Chief Executive Officer,	March 18, 2013
Gordon F. DuGan	(Principal Executive Officer)

/s/ JON W. CLARK	Chief Financial Officer,	March 18, 2013
Jon W. Clark	(Principal Financial and Accounting Officer)

/s/ ALLAN J. BAUM	Director	March 18, 2013
Allan J. Baum

/s/ MARC HOLLIDAY	Director	March 18, 2013
Marc Holliday

/s/ GREGORY F. HUGHES	Director	March 18, 2013
Gregory F. Hughes

/s/ JEFFREY E. KELTER	Director	March 18, 2013
Jeffrey E. Kelter

/s/ CHARLES S. LAVEN	Director	March 18, 2013
Charles S. Laven

/s/ WILLIAM H. LENEHAN	Director	March 18, 2013
William H. Lenehan

