Form 10-K/A
period 2012-12-31
Gramercy Property Trust Inc.
filed 2013-05-10
CIK 1287701

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

GRAMERCY PROPERTY TRUST INC.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Form 10-K”) of Gramercy Property Trust Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013. This Form 10-K/A is being filed to include certain information that was to be incorporated by reference from our definitive proxy statement (pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”). Because the 2013 Proxy Statement was filed more than 120 days after our fiscal year end, we are filing this Form 10-K/A to include Part III information in our Form 10-K. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K as well as the cover page to remove the statement that information is being incorporated by reference from the 2013 Proxy Statement.

Except as otherwise expressly noted herein and the filing of related certifications, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Unless the context requires otherwise, all references to “Gramercy,” “our Company,” “we,” “our” and “us” mean Gramercy Property Trust Inc., a Maryland corporation, and one or more of its subsidiaries, including GPT Property Trust LP (our “Operating Partnership”).

GRAMERCY PROPERTY TRUST INC.

FORM 10-K/A

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical descriptions set forth certain information with respect to the nominees for election as directors at the 2013 annual meeting of common stockholders and the nominee to be the Preferred Stock Director at the special meeting of the Preferred Stockholders, based upon information furnished by each director. Following biographical information for the director nominees and the preferred nominee, we have provided information regarding the specific experience, qualifications, attributes, or skills that have led us to determine that he should serve as a director on our Board of Directors.

Name	Age	Director Since
Nominee Directors
Allan J. Baum	57	2004
Gordon F. DuGan	46	2012
Marc Holliday	46	2004
Gregory F. Hughes	50	2012
Jeffrey E. Kelter	58	2004
Charles S. Laven	61	2004
Preferred Stock Director
William H. Lenehan (1)	36	2012

(1) Mr. Lenehan's term continues until the annual meeting, a special meeting held in lieu thereof or his successor is elected and qualifies; provided, however, that his term will automatically terminate if and when all arrears in dividends on the Series A Preferred Stock then outstanding are paid and full dividends thereon for the then current quarterly dividend period have been paid or declared and set apart for payment.

Nominees for Election

Allan J. Baum.  Mr. Baum has served as one of our directors since August 2004. Mr. Baum also served as the Chairman of our Special Committee, and currently serves as a member of our Audit and Compensation Committees, and as our Lead Independent Director. Mr. Baum retired from Credit Suisse First Boston (“CSFB”) in 2002, where he was a Managing Director and head of the structured finance unit for commercial mortgage-backed securities. Prior to his ten years with CSFB, Mr. Baum served as a Vice President in the Real Estate Investment Bank of Citicorp, and held positions in the tax-exempt housing finance and taxable mortgage finance areas of Merrill Lynch. Mr. Baum also currently serves as a director of Community Development Trust, a for-profit, mission-oriented real estate investment trust. He previously served as Vice President of the Commercial Mortgage Securities Association. In addition, from May 2004 to May 2007, Mr. Baum served as a director for National Consumer Cooperative Bank, a cooperative financial institution which primarily provides financial services to eligible cooperative enterprises, and also served on its audit committee. Mr. Baum received a B.A. degree in Government/Urban Studies from Dartmouth College in 1978 and an M.B.A. in Finance from Columbia University Graduate School of Business in 1983. Mr. Baum's qualifications to serve on our Board of Directors include his executive experience at CSFB and Citicorp, his relevant experience serving on the boards and audit committees for a real estate investment trust and a financial institution and his extensive experience of over 20 years in commercial real estate investment banking.

Gordon F. DuGan.  Mr. DuGan has been our Chief Executive Officer and served as one of our directors since July 2012. Mr. DuGan has over 20 years of senior management experience in the real estate industry. From June 2011 to June 2012, he served as Global Head of Equity Real Estate for Fixed Income Discount Advisory Company (“FIDAC”), a wholly-owned subsidiary of Annaly Capital Management (NYSE: NLY), a mortgage real estate investment trust (“REIT”). FIDAC specializes in managing residential and commercial mortgage loans and securities, managing collateralized debt obligation (“CDO”) liquidations and providing other financial services, and serves as the external manager for Chimera Investment Corporation (NYSE: CIM) and CreXus Investment Corp. (NYSE: CXS). From June 2010 to June 2011, Mr. DuGan served as Managing Partner of Northcliffe Asset Management (“Northcliffe”), which managed net leased commercial real estate on behalf of private investors. From May 2004 to July 2010, he was Chief Executive Officer of W. P. Carey & Co. LLC (NYSE: WPC) (“W. P. Carey”), a global investment firm with approximately $12.5 billion of assets under management, and considered to be one of the leading providers of net lease financing for corporate properties. Prior to that, Mr. DuGan served in various capacities with W.P. Carey, including President and Head of Investments. Mr. DuGan served as a director of W.P. Carey from 2002 through July 2010. Mr. DuGan also served as a director of Corporate Property Associates 17 — Global Incorporated from its formation in 2007 until July 2010. He served as a director of Corporate Property Associates 14 Incorporated from February 2005 until April 2006 and then from June 2007 through July 2008, Corporate Property Associates 15 Incorporated from 2005 through June 2010 and Corporate Property Associates 16 — Global Incorporated from December 2003 to July 2008. Mr. DuGan also served as a director of Corporate Property Associates 12 Incorporated from February 2005 to September 2006. He is a former member of the Board of NAREIT. Mr. DuGan is a member of the Advisory Boards of India 2020 Limited, a private equity firm investing in India, and of the Innocence Project. Mr. DuGan received his B.S. degree in Economics from the Wharton School at the University of Pennsylvania. Mr. DuGan's qualifications to serve on our Board of Directors include his extensive leadership skills and executive experience at FIDAC, Northcliffe and W. P. Carey, and his prior board experience.

Marc Holliday.  Mr. Holliday has served as one of our directors since August 2004 and was our President and Chief Executive Officer from August 2004 until October 2008. Mr. Holliday served on our Special Committee and also has served on our Investment Committee from August 2004 until June 2010. Mr. Holliday became our consultant after stepping down from his positions as our President and Chief Executive Officer from October 2008 until April 2009. Mr. Holliday is the Chief Executive Officer and a director of SL Green Realty Corp. (NYSE: SLG) or SL Green. He served as Chief Investment Officer of SL Green from July 1998, when he joined SL Green, through 2003 and was named its President until April 2007, when Andrew Mathias, our former Chief Investment Officer, was promoted to that position, and elected to its board of directors in 2001. Prior to joining SL Green, he was Managing Director and Head of Direct Originations for New York-based Capital Trust (NYSE: CT), a mezzanine finance company. While at Capital Trust, Mr. Holliday was in charge of originating direct principal investments for the firm, consisting of mezzanine debt, preferred equity and first mortgages. From 1991 to 1997, Mr. Holliday served in various management positions, including Senior Vice President at Capital Trust's predecessor company, Victor Capital Group, a private real estate investment bank specializing in advisory services, investment management, and debt and equity placements. Mr. Holliday received a B.S. degree in Business and Finance from Lehigh University in 1988, and a M.S. degree in Real Estate Development from Columbia University in 1990. Mr. Holliday's qualifications to serve on our Board of Directors include his extensive executive experience as Chief Executive Officer at SL Green, as our former President and Chief Executive Officer, his long-time leadership skills in various management positions of various companies, as well as his deep exposure in the real estate industry.

Gregory F. Hughes.  Mr. Hughes previously served as our Chief Credit Officer from 2004 to 2008. From November 2010 to present, Mr. Hughes has served as a Principal for Roscommon Capital Limited Partnership, a financial advisory and investment firm. Mr. Hughes also served as the Chief Operating Officer of SL Green from 2007 to 2010 and its Chief Financial Officer from 2004 to 2010, responsible for finance, capital markets, investor relations and administration. From 2002 to 2003, prior to joining SL Green, Mr. Hughes was Managing Director and Chief Financial Officer of the private equity real estate group at JP Morgan Partners. From 1999 to 2002, Mr. Hughes was a Partner and Chief Financial Officer of Fortress Investment Group, an investment and asset management firm, which managed a real estate private equity fund of approximately $900 million and a NYSE listed real estate investment trust with assets in excess of $1.3 billion. While at Fortress Investment Group, Mr. Hughes was actively involved in evaluating a broad range of real estate equity and structured finance investments and arranged various financings to facilitate acquisitions and fund recapitalizations. Mr. Hughes also served as Chief Financial Officer of Wellsford Residential Property Trust and Wellsford Real Properties, where he was responsible for the firm’s financial forecasting and reporting, treasury and accounting functions, capital markets and investor relations. While at Wellsford Residential Property Trust, Mr. Hughes was involved in numerous public and private debt and equity offerings and during his tenure Wellsford Residential Property Trust became one of the first real estate investment trusts to obtain an investment grade rating. From 1985 to 1992, Mr. Hughes worked at Kenneth Leventhal & Co., a public accounting firm specializing in real estate and financial services. Mr. Hughes received a B.S. degree in Accounting from the University of Maryland and is a Certified Public Accountant. Mr. Hughes' qualifications to serve on our Board of Directors include his extensive experience serving as an officer for various public companies and his financial and accounting skills as a Certified Public Accountant.

Jeffrey E. Kelter.  Mr. Kelter has served as one of our directors since August 2004. Mr. Kelter also serves as the Chairman of our Compensation Committee, as well as a member of our Nominating and Corporate Governance and Investment Committees. Mr. Kelter also served on our Special Committee. Mr. Kelter has been a senior partner of KTR Capital Partners since 2004. From 1997 to 2004, Mr. Kelter was President and Chief Executive Officer and a trustee of Keystone Property Trust (“Keystone”), an industrial REIT. Keystone merged during the third quarter of 2004 with and into a joint venture between ProLogis and affiliates of investment companies managed by Eaton Vance Management. Mr. Kelter had been President and a trustee of Keystone from its formation in December 1997 and was appointed Chief Executive Officer in December 1998. He has over 20 years of experience in all phases of commercial real estate including development and third-party management. Prior to forming Keystone, he served as President and Chief Executive Officer of Penn Square Properties, Inc. (“Penn Square”) in Philadelphia, Pennsylvania, a real estate company which he founded in 1982. At Penn Square, he developed, owned, managed and leased more than 4.5 million square feet of office and warehouse projects throughout the Pennsylvania and New Jersey markets. Mr. Kelter received a B.A. from Trinity College. Mr. Kelter's qualifications to serve on our Board of Directors include his executive experience as President and Chief Executive Officer of Keystone and Penn Square, and his vast experience of over 20 years in commercial real estate.

Charles S. Laven.  Mr. Laven has been one of our directors since August 2004. In addition, Mr. Laven is the Chairman of our Nominating and Corporate Governance Committee, as well as a member of our Audit and Compensation Committees. Mr. Laven has been the President of Forsyth Street Advisors LLC, a New York based company specializing in real estate finance and consulting, since July 2003. From 1991 to 2003, Mr. Laven was a partner of Hamilton, Rabinovitz, & Alschuler, Inc. (“HR&A”), a financial, policy and management consulting firm focusing on complex housing finance, real estate, economic development and strategic planning problems. Prior to his 12 years with HR&A, Mr. Laven served as principal of Caine Gressel Midgley Slater Incorporated and, from 1981 to 1982, served as principal of Charles Laven and Associates. Mr. Laven also currently serves as chairman of the Urban Homesteading Assistance Board and as a director for Citizens Housing and Planning Council. In addition, Mr. Laven served on the board of directors of Madison Harbor Balanced Strategies, Inc., a real estate fund, from December 2003 to October 2004. Mr. Laven holds a B.S. degree in Architectural Design from the Massachusetts Institute of Technology. From 1980 to 1981, Mr. Laven was a Loeb Fellow in Advanced Environmental Affairs at the Harvard University School of Design. Mr. Laven is an Adjunct Professor of Real Estate at Columbia University's Graduate School of Architecture Planning and Preservation and has been a member of the faculty of Columbia University since 1981. Mr. Laven's qualifications to serve on our Board of Directors include his extensive leadership skills and executive experience at Forsyth Street Advisers LLC and HR&A, his intellectual acumen as a Columbia faculty member and his prior board experience at various companies and organizations.

Preferred Stock Director

Beginning with the fourth quarter of 2008, our Board of Directors elected not to pay the quarterly Series A Preferred Stock dividends of $0.50781 per share. As of December 31, 2012, we had accrued Series A preferred stock dividends for over six quarters which, pursuant to the terms of our charter, permits the holders of the Series A Preferred Stock to elect an additional director to our Board of Directors. In October 2011 we received a written communication from a holder of the Series A Preferred Stock representing more than 20% of the total number of the Series A Preferred Stock requesting, as permitted by Article First, Section 10 of the Articles Supplementary designating the Series A Preferred Stock, that we call a special meeting of the holders of the Series A Preferred Stock to elect a new director. At a special meeting held on December 13, 2012, the holders of the Series A Preferred Stock elected William H. Lenehan to serve on our Board of Directors until the 2013 annual meeting of stockholders, a special meeting held in lieu thereof or his successor is elected and qualifies; provided, however, that the term of such director will automatically terminate if and when all arrears in dividends on the Series A Preferred Stock then outstanding are paid and full dividends thereon for the then current quarterly dividend period have been paid or declared and set apart for payment.

William H. Lenehan.  Mr. Lenehan has served as the Preferred Stock Director since January 2012. He also has served as a special advisor to the board of Evoq Properties, Inc. since June 2012. From June 2011 to December 2011, Mr. Lenehan was the Interim Chief Executive Officer of MI Developments, Inc., a real estate operating company, and served as a member of the Board of Directors of MI Developments, Inc. and its Strategic Review Committee. From August 2001 to February 2011, Mr. Lenehan was an investment professional at Farallon Capital Management, L.L.C. in the real estate group, where he was involved with numerous private equity investments in the real estate sector, including office buildings, residential land, resort communities, mixed use properties and retail properties. Mr. Lenehan has served as a director and an audit committee member of Stratus Properties Inc. (NASDAQ: STRS), a real estate development company, since May 2012. Mr. Lenehan has a B.A. in economics and classics from Claremont McKenna College. Mr. Lenehan's qualifications to serve on our Board of Directors include his extensive real estate investment and management experience and public company director experience.

Biographical Information Regarding Executive Officers Who Are Not Directors

Benjamin P. Harris.  Mr. Harris has been our President since August 2012, and served as our Chief Investment Officer from July 2012 until August 2012. Mr. Harris served as the Head of U.S. Net Lease Investments for FIDAC from June 2011 to June 2012 and has over 10 years of experience sourcing, underwriting and closing sale-leaseback and net lease transactions. Mr. Harris served as the Head of US Investments of Northcliffe from October 2010 to June 2011, and as Head of US Investments of W. P. Carey from September 2005 to October 2010. Mr. Harris joined W. P. Carey in June 1998 as an analyst in its Finance Department and moved to the United States investment department in 1999, and was promoted to Second Vice President in March 2000. He became Vice President in 2001, Director and First Vice President in 2002, Executive Director in 2003, Head of US Investments in September 2005 and Managing Director in March 2006. Mr. Harris graduated with joint degrees from the University of King's College and Dalhousie University in Canada. He is a CFA charter holder and a member of the New York Society of Securities Analysts. Mr. Harris also serves on the board of the New York Philharmonic. Mr. Harris is 38 years old.

Jon W. Clark.  Mr. Clark has been our Chief Financial Officer and Treasurer since April 2009. He has also been our Chief Accounting Officer since March 2009. Prior to his election as our Chief Accounting Officer, Mr. Clark served as our Vice President and Controller from June 2007 until March 2009. Mr. Clark was previously employed by the Company’s external manager (the “Manager”) from June 2007 until April 24, 2009. Prior to joining the Manager, Mr. Clark was a Director at BlackRock Financial Management where he managed the accounting and finance department for real estate debt products. During that time, Mr. Clark also served as Assistant Treasurer at Anthracite Capital, Inc., which was a publicly traded mortgage REIT that specialized in subordinate commercial mortgage-backed securities. He joined Blackrock Financial Management in 2000. Prior to joining BlackRock Financial Management, Mr. Clark was a Vice President at Cornerstone Properties, Inc. (acquired by Equity Office Properties in 2000) where he established its internal audit department. Mr. Clark is a Certified Public Accountant and obtained his public accountancy experience as a manager in the national real estate practices of Arthur Andersen LLP and BDO Seidman LLP. Mr. Clark holds a B.B.A. degree in Accountancy from Western Michigan University. Mr. Clark is 44 years old.

Michael G. Kavourias.   Mr. Kavourias was our Executive Vice President and Chief Legal Officer from April 2009 and our Secretary effective from March 2012, in each case, until March 31, 2013, when Mr. Kavourias’ term of employment with us ended. Mr. Kavourias was responsible for asset management, special servicing, enforcements and remedial actions, restructuring and workouts and the negotiation, documentation and closing of loan investments and managing our relationships with outside law of our commercial real estate finance business, which operates under the name Gramercy Finance. Previously, Mr. Kavourias had served as our Senior Vice President and Transaction Counsel from October 2005 until March 2008. Prior to that, Mr. Kavourias was a Special Counsel in the Real Estate Department in Cadwalader, Wickersham & Taft LLP's New York office (“Cadwalader”), where he concentrated on commercial real estate financing and representing major financial institutions, investment banks and commercial banks. Prior to joining Cadwalader in 2000, Mr. Kavourias was a Special Counsel in the Real Estate Structured Finance Department of Rosenman & Colin LLP. Prior to that, Mr. Kavourias was the managing partner in a boutique real estate law firm, which he co-founded in 1994. Mr. Kavourias began his career in 1989 as an associate at Thacher Proffitt & Wood's Real Estate Group. He attended New York University and received his J.D. from St. John's University, where he was a Thomas More Scholar and member of the Law Review. Mr. Kavourias is a Certified Public Accountant and practiced public accounting from 1984 to 1986 with Price Waterhouse prior to attending law school. Mr. Kavourias has substantial experience in the origination and sale and purchase of commercial mortgage loans and mezzanine financing, as well as a wide range of experience in the sale and acquisition of commercial and residential real estate. Mr. Kavourias is 49 years old.

Our Board of Directors and Its Committees

Our Board of Directors currently consists of seven members. Each of our directors serves for a term that lasts until the next annual meeting of common stockholders or special meeting of Preferred Stockholders, as applicable, and until their successor, if any, is duly elected or appointed and qualifies. Six of our directors are subject to annual election by holders of our common stock and one of our directors is elected by our Preferred Stockholders. Accordingly, our common stockholders will be asked to elect six directors at our annual meeting and our Preferred Stockholders will be asked to elect one director at our special meeting.

Our Board of Directors has affirmatively determined that Messrs. Allan J. Baum, Jeffrey E. Kelter, Gregory F. Hughes and Charles S. Laven, representing a majority of its members, are independent of our management, as such term is defined by the rules of the NYSE and the SEC. Our Board of Directors does not affirmatively determine whether Mr. William H. Lenehan is independent under the listing standards of the NYSE, the applicable rules promulgated by the SEC or our director independence standards. In determining director independence, our Board of Directors considers all relevant facts and circumstances, the NYSE listing standards, as well as our director independence criteria. Under the NYSE listing standards, no director qualifies as independent unless our Board of Directors affirmatively determines that the director has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. No arrangement or understanding exists between any director or executive officer and any other person or persons pursuant to which any director or executive officer was, or is, to be selected as a director or nominee.

Our Board of Directors held nine meetings during fiscal year 2012. During fiscal year 2012, each of the directors then serving on our Board of Directors attended at least 75% aggregate of (i) the total number of meetings of our Board of Directors while they were on our Board of Directors and (ii) the total number of meetings of the committees of our Board of Directors on which directors served. In addition, our directors also met several times in strategic sessions to discuss our overall strategic business plan and operating expense infrastructure. The non-executive directors also regularly hold executive sessions in which our management does not participate. For a discussion of the leadership structure of our Board of Directors and its role in risk oversight, see “Corporate Governance Matters” in this report.

Audit Committee.  We have a standing Audit Committee, consisting of Messrs. Hughes (Chairman), Baum and Laven, each of whom is “independent” within the meaning of the rules of the NYSE and the SEC and each of whom meet the financial literacy standard required by the rules of the NYSE. Our Board of Directors has determined that Mr. Gregory F. Hughes is an “audit committee financial expert” as defined in rules promulgated by the SEC under the Sarbanes-Oxley Act of 2002, as amended. Our Audit Committee is responsible for, among other things, engaging our independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of their audit engagement, approving professional services to be provided by the independent registered public accounting firm, reviewing the independence of the auditors, considering the range of audit and non-audit fees, reviewing the adequacy of our internal controls, accounting and reporting practices and assessing the quality and integrity of our consolidated financial statements. The function of our Audit Committee is oversight. Our management is responsible for the preparation, presentation and integrity of our financial statements and for the effectiveness of internal control over financial reporting. Management is responsible for maintaining appropriate accounting and financial reporting principles and policies and internal controls and procedures that provide for compliance with accounting standards and applicable laws and regulations. Our independent registered public accounting firm is responsible for planning and carrying out a proper audit of our annual financial statements, reviews of our quarterly financial statements prior to the filing of each Quarterly Report on Form 10-Q, annually auditing management's assessment of the effectiveness of internal control over financial reporting and other procedures. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on our website at www.gptreit.com. Additional information regarding the functions performed by our Audit Committee is set forth in the “Audit Committee Report” included in this report. Our Audit Committee held five meetings during fiscal year 2012.

Compensation Committee.  We have a standing Compensation Committee, consisting of Messrs. Kelter (Chairman), Baum and Laven, each of whom is “independent” within the meaning of the rules of the NYSE. Our Compensation Committee is responsible for, among other things: (1) reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and such other executive officers that may be designated by our Chief Executive Officer, evaluating the performance of such officers in light of such goals and objectives, and determining and approving the compensation of such officers based on these evaluations; (2) approving the compensation of our other executive officers; (3) recommending to our Board of Directors for approval the compensation of the non-employee directors; (4) administering the issuance of any award under our Amended and Restated 2004 Equity Incentive Plan (our “2004 Equity Incentive Plan”) and our 2012 Inducement Equity Incentive Plan; and (5) reviewing the Compensation Discussion and Analysis for inclusion in the 2013 Proxy Statement. Compensation decisions for our executive officers and directors are made by our Compensation Committee. Our Compensation Committee has retained FTI Consulting, Inc. (“FTI”) as our compensation consultant to provide it with relevant market data concerning the marketplace, our peer group and other compensation developments. See “Executive Compensation — Compensation Discussion and Analysis.” Our Board of Directors has adopted a written charter for our Compensation Committee, a copy of which is available on our website at www.gptreit.com. Our Compensation Committee held three meetings during fiscal year 2012.

Nominating and Corporate Governance Committee.  We have a standing Nominating and Corporate Governance Committee, consisting of Messrs. Laven (Chairman), Baum and Hughes, each of whom is “independent” within the meaning of the rules of the NYSE. Our Nominating and Corporate Governance Committee is responsible for, among other things, assisting our Board of Directors in identifying individuals qualified to become Board members, recommending to our Board of Directors the director nominees to be elected at each annual meeting of stockholders, recommending to our Board of Directors the directors to serve on each of our Board of Directors' committees, developing and recommending to our Board of Directors the corporate governance principles and guidelines applicable to our company and directing our Board of Directors in an annual review of its performance. Our Board of Directors has adopted a written charter for our Nominating and Corporate Governance Committee, a copy of which is available on our website at www.gptreit.com.  Our Nominating and Corporate Governance Committee held one meeting during fiscal year 2012. All of the nominees were re-elected at our 2011 annual meeting of stockholders.

Investment Committee.  We have a standing Investment Committee currently consisting of Messrs. Lenehan (Chairman) (who joined the Investment Committee effective July 1, 2012), DuGan and Kelter. Mr. Roger M. Cozzi, our former Chief Executive Officer, served as Chairman of our Investment Committee until June 30, 2012. All real estate investments, dispositions and financings must be approved by a credit committee consisting of our most senior officers, including the affirmative vote of our Chief Executive Officer. Real estate investments and dispositions at a loss (based on book value at the time of sale) having a transaction value greater than $20.0 million must also be approved by the Investment Committee of our Board of Directors. Our full board of directors must approve all such transactions having a value greater than $50.0 million. Additionally, the Investment Committee of our Board of Directors must approve non-recourse financings greater than $20.0 million and our full Board of Directors must approve all recourse financings, regardless of amount, and non-recourse financings greater than $50.0 million. Our Investment Committee held one meeting during fiscal year 2012.

Special Committee.  In addition to the standing committees of our Board of Directors, in June 2011, our Board of Directors established a Special Committee to direct and oversee an exploration of strategic alternatives available to us subsequent to the execution of the collateral transfer and settlement agreement (the “Settlement Agreement”) for the Gramercy Asset Management division assets. The Special Committee considered the feasibility of raising debt or equity capital, the possibility of a strategic combination of us, a strategic sale of our assets, or modifying our business plan, including making additional debt repurchases or investing our available capital outside of our CDOs. At the direction of the special committee, we engaged Wells Fargo Securities, LLC to act as our financial advisor and to assist in the process. The members of the Special Committee consisted of Messrs. Baum, Kelter and Holliday. On June 13, 2012, we announced that our Board of Directors, following an extensive review of strategic alternatives, approved a new investment strategy focusing on single tenant net lease investments and appointed Gordon F. DuGan as our Chief Executive Officer. Our Special Committee held eight meetings during fiscal year 2012.

CORPORATE GOVERNANCE MATTERS

This section contains information about a variety of our corporate governance policies and practices. In this section, you will find information about how we are complying with the NYSE's corporate governance rules that were approved by the SEC. We are committed to operating our business under strong and accountable corporate governance practices. Our Board of Directors reviews these guidelines and other aspects of our corporate governance periodically. You are encouraged to visit the corporate governance section of the “Investor Relations — Corporate Governance” page of our corporate website at www.gptreit.com to view or to obtain copies of our committee charters, code of business conduct and ethics, corporate governance principles and director independence standards. The information found on, or accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC. You may also obtain, free of charge, a copy of the respective charters of our committees, code of business conduct and ethics, corporate governance principles and director independence standards by directing your request in writing to Gramercy Property Trust Inc., 420 Lexington Avenue, New York, New York 10170-1881, Attention: Investor Relations. Additional information relating to the corporate governance of our company is also included in other sections of this report.

Corporate Governance Guidelines

Our Board of Directors has adopted Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our Board of Directors carries out its responsibilities. Among the areas addressed by the Corporate Governance Guidelines are director qualification standards, director responsibilities, director access to management and independent advisors, director compensation, director orientation and continuing education, management succession, annual performance evaluation of our Board of Directors, management responsibilities and meeting procedures. These guidelines meet or exceed the listing standards adopted by the NYSE, on which our common stock is listed. Our Nominating and Corporate Governance Committee is responsible for assessing and periodically reviewing the adequacy of the Corporate Governance Guidelines and will recommend, as appropriate, proposed changes to our Board of Directors.

Board of Directors Leadership Structure

Our Board of Directors recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide independent oversight of management. It understands that there is no single, generally accepted approach to providing board leadership and that given the dynamic and competitive environment in which we operate, the right board leadership structure may vary as circumstances warrant.

Our Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of our Board of Directors. Currently, we have not appointed a Chairman. However, our Board of Director consists of a majority of independent and non-executive directors and our Board of Directors has appointed Mr. Baum, one of our independent directors, as Lead Independent Director to coordinate the activities of our Board of Directors and to assure effective corporate governance in managing the affairs of our Board of Directors and us. These independent and non-executive directors, under the leadership and coordination of the Lead Independent Director, meet regularly in executive session without the presence of management or interested directors in order to promote discussion among the independent and non-executive directors and to assure independent oversight of management. Our Lead Independent Director (i) presides at all meetings of the independent directors and any Board of Directors meeting when the Chief Executive Officer is not present, including executive sessions of the independent and non-executive directors, (ii) approves and informs the Chief Executive Officer as to the quality and timeliness of information sent to our Board of Directors and the appropriateness of meeting agenda items, (iii) serves as the primary liaison between the independent and non-executive directors and the Chief Executive Officer, (iv) holds a principal role in the evaluation of our Board of Directors and the evaluation of the Chief Executive Officer, (v) recommends to our Board of Directors and its committees the hiring and retention of any consultants that report directly to our Board of Directors, (vi) responds directly to stockholder questions or inquiries directed to the Lead Independent Director or the independent and non-executive directors as a group, (vii) upon request and when appropriate, ensures he is available for direct communication with major stockholders, and (viii) performs other duties as our Board of Directors may from time to time delegate. In addition, our Board committees, which oversee critical matters such as the integrity of our financial statements, the compensation of executive management, and the development and implementation of corporate governance policies, each consist entirely of independent directors. Therefore, our Board of Directors believes that its majority independent composition and the strength of our independent and non-executive directors, under the leadership and coordination of the Lead Independent Director, provide effective corporate governance at our Board of Directors level and independent oversight of both our Board of Directors and our executive officers. The current leadership structure, when combined with the functioning of the independent and non-executive director component of our Board of Directors and our overall corporate governance structure, strikes an appropriate balance between strong and consistent leadership and independent oversight of our business and affairs. As part of its annual self-assessment, our Board of Directors will consider whether the current leadership structure continues to be optimal for us and our stockholders.

Board of Directors' Role in Risk Oversight

Our Board of Directors is responsible for the oversight of our risk management. Our Board of Directors is involved in risk oversight through direct decision-making authority with respect to significant matters and the oversight of management by our Board of Directors and its committees. In particular, our Board of Directors administers its risk oversight function through (i) the review and discussion of regular periodic reports to our Board of Directors and its committees on topics relating to the risks that we face, including, among others, market conditions, tenant/borrower concentrations and credit worthiness, leasing activity and expirations, loan defaults and maturities, liquidity, compliance with debt covenants, management of debt maturities, access to debt and equity capital markets, existing and potential legal claims against us and various other legal, regulatory, accounting, and strategic matters relating to our business, (ii) the required approval by our Board of Directors (or a committee thereof) of significant transactions and other decisions, including, among others, acquisitions and dispositions of properties, originations and acquisitions of loans, new borrowings and the appointment and retention of our senior management, (iii) the direct oversight of specific areas of our business by the Compensation, Audit and Nominating and Corporate Governance Committees, and (iv) regular periodic reports from our auditors and other outside consultants regarding various areas of potential risk, including, among others, those relating to our qualification as a REIT for tax purposes and our internal control over financial reporting. Our Board of Directors also relies on management to bring significant matters impacting us to its attention.

Our Board of Directors oversees and monitors our risk management framework and actively reviews risks that may be material to us. As part of this oversight process, our Board of Directors regularly receives reports from management on areas of material risk to us. Our Board of Directors receives these reports from the appropriate sources within our company to enable it to understand our risk identification, risk management and risk mitigation strategies. To the extent applicable, our Board of Directors and its committees coordinate their risk oversight roles. Our Board of Directors recognizes that it is not possible to identify all of the risks that may affect us or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight of us, our Board of Directors interacts with and reviews reports from, among others, our executive officers, our chief compliance officer, our independent registered public accounting firm, our outside corporate counsel, our compensation consultant and a variety of other financial and other advisors, as appropriate, regarding risks faced by us and applicable risk controls. Our Board of Directors may, at any time and in its discretion, change the manner in which they conduct risk oversight. The goal of these processes is to achieve serious and thoughtful board-level attention to our risk management process and framework, the nature of the material risks we face and the adequacy of our risk management process and framework designed to respond to and mitigate these risks.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics as required by the listing standards of the NYSE that applies to our directors and executive officers and our employees. The Code of Business Conduct and Ethics was designed to assist our directors and executive officers and our employees in complying with the law, in resolving moral and ethical issues that may arise and in complying with our policies and procedures. Among the areas addressed by the Code of Business Conduct and Ethics are compliance with applicable laws, conflicts of interest, use and protection of our company's assets, confidentiality, communications with the public, accounting matters, records retention, fair dealing, discrimination and harassment and health and safety. A copy of the Code of Business Conduct and Ethics is accessible, free of charge at our website, www.gptreit.com. If we grant waivers from or make amendments to the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the Exchange Act or applicable listing requirements, we will make those disclosures on our website within four business days following the date of such waiver or amendment.

Audit Committee Financial Expert

Our Board of Directors has determined that our Audit Committee has at least one “audit committee financial expert,” as defined in Item 407(d)(5) of SEC Regulation S-K, such expert being Gregory F. Hughes, and that he is “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Our Board of Directors has determined that Mr. Hughes is an “audit committee financial expert” as defined in rules promulgated by the SEC under the Sarbanes-Oxley Act of 2002, as amended.

Communications with Our Board of Directors

We have a process by which stockholders and/or other parties may communicate with our Board of Directors, our Lead Independent Director, our independent and non-executive directors as a group or our individual directors (including the independent and non-executive directors). Any such communications may be sent to our Board of Directors, our Lead Independent Director or any named individual director (including the independent and non-executive directors), by U.S. mail or overnight delivery and should be directed to the Secretary at Gramercy Property Trust Inc., 420 Lexington Avenue, New York, New York 10170-1881, who will forward such communications on to the intended recipient or recipients. Our Chief Legal Officer and our General Counsel will review each communication received in accordance with this process to determine whether the communication requires immediate action. These officers will forward all appropriate communications received, or a summary of such communications, to the appropriate member(s) of our Board of Directors. However, we reserve the right to disregard any communication that our Chief Legal Officer and our General Counsel determine is unduly hostile, threatening or illegal, does not reasonably relate to us or our business, or is similarly inappropriate. These officers have the authority to disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications. Any such communications may be made anonymously.

Whistleblowing and Whistleblower Protection Policy

Our Audit Committee has established procedures for (1) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and (2) the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. If you wish to contact our Audit Committee to report complaints or concerns relating to our financial reporting, you may do so in writing to the Chairman of our Audit Committee, c/o Secretary, Gramercy Property Trust Inc., 420 Lexington Avenue, New York, New York 10170-1881. Any such communications may be made anonymously.

Director Attendance at Annual Meetings

We encourage members of our Board of Directors to attend each annual meeting of stockholders. Mr. DuGan attended our annual meeting of stockholders held on December 13, 2012.

Identification of Director Candidates

Our Nominating and Corporate Governance Committee assists our Board of Directors in identifying and reviewing director candidates to determine whether they qualify for membership on our Board of Directors and for recommending to our Board of Directors the director nominees to be considered for election at our annual meetings of stockholders.

Each director candidate must have (i) education and experience that provides knowledge of business, financial, governmental or legal matters that are relevant to our business or to our status as a publicly-owned company, (ii) a reputation for integrity, (iii) a reputation for exercising good business judgment and (iv) sufficient available time to be able to fulfill his or her responsibilities as a member of our Board of Directors and of any committees to which he or she may be appointed.

In making recommendations to our Board of Directors, our Nominating and Corporate Governance Committee considers such factors as it deems appropriate. These factors may include judgment, skill, diversity, education, experience with businesses and other organizations comparable to our company, the interplay of the candidate's experience with the experience of other Board members, the candidate's industry knowledge and experience, the ability of a nominee to devote sufficient time to our affairs, any actual or potential conflicts of interest and the extent to which the candidate generally would be a desirable addition to our Board of Directors and any of its committees. Attributes that our Nominating and Corporate Governance Committee consider include: (i) prior experience on our Board of Directors and other relevant board level experience; (ii) real estate industry experience; (iii) transactional experience, especially within the real estate industry; (iv) relevant experience in property operations; (v) financial expertise; (vi) legal and/or regulatory experience; (vii) knowledge of and experience with corporate governance matters; (viii) experience with executive compensation matters; and (ix) prior experience in risk management.

While we do not have a formal written diversity policy, our Nominating and Corporate Governance Committee considers diversity of race, ethnicity, gender, age, cultural background, professional experiences and expertise and education in evaluating director candidates for Board membership. We believe that considerations of diversity are, and will continue to be, an important component relating to the composition of our Board of Directors as multiple and varied points of view contribute to a more effective decision-making process.

When considering current directors for re-nomination to our Board of Directors, our Nominating and Corporate Governance Committee takes into account the performance of each director. Our Nominating and Corporate Governance committee also reviews the composition of our Board of Directors in light of the current challenges and needs of our Board of Directors and us, and determines whether it may be appropriate to add or remove individuals after considering, among other things, the need for audit committee expertise and issues of independence, judgment, age, skills, background and experience.

Our Nominating and Corporate Governance Committee may solicit and consider suggestions of our directors or management regarding possible nominees. Our Nominating and Corporate Governance Committee may also procure the services of outside sources or third parties to assist in the identification of director candidates.

Our Nominating and Corporate Governance Committee may consider director candidates recommended by our stockholders. Our Nominating and Corporate Governance Committee will apply the same standards in considering candidates submitted by stockholders as it does in evaluating candidates submitted by members of our Board of Directors. Any recommendations by stockholders should follow the procedures outlined under “Stockholder Proposals” in the 2013 Proxy Statement and should also provide the reasons supporting a candidate's recommendation, the candidate's qualifications and the candidate's written consent to being considered as a director nominee. No director candidates were recommended by holders of our common stock for election at the 2013 annual meeting.

Executive Sessions of Independent and Non-Executive Directors

In accordance with the Corporate Governance Guidelines, the independent and non-executive directors serving on our Board of Directors generally meet in executive session after each regularly scheduled meeting of our Board of Directors or our Audit Committee without the presence of any directors or other persons who are part of our management. The executive sessions regularly are chaired by our Lead Independent Director.

Disclosure Committee

We maintain a Disclosure Committee consisting of members of our executive management and senior staff. The purpose of the Disclosure Committee is to oversee our system of disclosure controls, assist and advise the Chief Executive Officer and Chief Financial Officer in making the required certifications in SEC reports and evaluate our company's internal control function. The Disclosure Committee was established to bring together on a regular basis representatives from our core business lines and employees involved in the preparation of our financial statements to discuss any issues or matters of which the members are aware that should be considered for disclosure in our public SEC filings. The Disclosure Committee reports to our Chief Executive Officer and, as appropriate, to our Audit Committee. The Disclosure Committee meets quarterly and otherwise as needed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our executive officers, directors and persons who own more than 10% of a registered class of our equity securities were filed on a timely basis in 2012, accept that William H. Lenehan did not timely file a Form 3 to report his joining the board in January 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our named executive officers and places in perspective the data presented in the tables and narrative that follow.

Throughout this report, the individuals who served as our Chief Executive Officer and Chief Financial Officer during our 2012 fiscal year, as well as the other individuals included in the "Summary Compensation Table" beginning on page 29, are referred to as the "named executive officers," or our "executives."

Overview

Summary of Actions Taken in Response to 2012 Say-on-Pay Vote

In response to the results of our Say-on-Pay shareholder responses for our 2012 annual meeting, our Board has authorized our company to develop the following new practices and policies for 2013 and beyond based upon the recommendation of our Compensation Committee and Nominating and Corporate Governance Committee:

•	a shareholder outreach program to solicit reactions to our executive compensation program and corporate governance policies;
•	specifically identified individual and corporate annual performance metrics to be used by our Compensation Committee to measure and quantify executive performance when determining annual incentive compensation bonuses;
•	a policy to prohibit directors and officers from hedging, pledging and margining their shares of company stock;
•	stock ownership guidelines for our chief executive officer to be based on a multiple of base salary;
•	stock ownership guidelines for our non-employee directors to be based on multiples of the annual retainer for our non-employee directors; and
•	a majority voting policy in the election of directors.

Additionally, our new Chief Executive Officer, Gordon F. DuGan, has demonstrated his commitment to shareholders and the long-term success of the Company by:

•	purchasing 1,000,000 shares of the Company’s stock with his own personal funds at the outset of his term on July 1, 2012; and
•	unilaterally waiving his right to receive payment of the $200,000 balance of his 2012 signing bonus.

Executive Summary

2012 was a transformative year for us. During 2012, we (i) concluded a Board of Directors strategic review process by announcing a new business strategy focused on building value by deploying capital into income-producing net leased real estate, (ii) hired a new Chief Executive Officer, President and Managing Director to lead our implementation of the new business strategy and (iii) following completion by the new management team of a strategic review of our legacy assets and operations, commenced a process to exit the real estate finance business and sell our collateralized debt obligation (“CDO”) collateral management and sub-special servicing contracts to a third-party CDO manager and (iv) launched our asset management platform, which now provides third-party management services for approximately $1.7 billion of commercial properties leased primarily to regulated financial institutions and affiliated users.

During 2010 and 2011, a time of acute financial stress for us, our Compensation Committee was challenged with the task of retaining the key senior and mid-level personnel required to maintain full-platform operations pending (i) resolution of our maturing Gramercy Realty mortgage and mezzanine debt obligations and (ii) completion of the Board’s strategic review process. We addressed this need primarily through selectively targeted guaranteed bonuses and time-vested equity grants to retain the key personnel required to keep both our Gramercy Realty and Gramercy Finance divisions fully operational. We believed that such extraordinary measures were necessary, appropriate and in the long-term best interests of our shareholders because they allowed us to (i) resolve our Gramercy Realty debt obligations from a position of strength and (ii) pursue a strategic review process that permitted potentially interested parties to value either or both of our Gramercy Realty and Gramercy Finance platforms.

Once our Board completed the strategic review process in mid-2012, our executive compensation focus shifted to (i) designing and implementing a competitive and comprehensive compensation program to attract a top-performing management team to implement our new net lease business strategy and (ii) expanding that program to include other key persons, like our Chief Financial Officer, that will play a critical and on-going role in successful execution of our new business strategy.

We believe that the compensation programs we adopted during 2012 achieved these goals by creating a strong alignment of management and stockholder interests.

Seventy-five percent of the equity awards granted to our new Chief Executive Officer and President in June 2012 are subject to the achievement of performance-based vesting hurdles based on absolute increases in our funds from operations (“FFO”) or stock price during the five-year vesting period in addition to continued employment. Seventy-five percent of the equity awards that we granted to our Chief Financial Officer and certain other senior officers in March 2013 are also subject to the achievement of performance based vesting hurdles over a five-year period. Similarly, the long term incentive plan (“LTIP”) units that we granted to our new management team in June 2012 and to our Chief Financial Officer and certain other senior officers in March 2013 require achievement of a minimum vesting hurdle of $5.00 per share (i.e., a 100% increase over our $2.50 per share price on June 29, 2012) and a maximum vesting hurdle of $9.00 per share (i.e., a 260% increase over our June 29, 2012 closing price) over the five-year term of the plan. For a more detailed description of these awards, see "Employment and Noncompetition Agreements" below.

Two actions taken by our new Chief Executive Officer, Gordon F. DuGan, merit particular attention.

First, immediately prior to commencing employment as our Chief Executive Officer on July 1, 2012, and as contemplated and required by his employment contract, Mr. DuGan purchased 1,000,000 shares of our common stock for an aggregate purchase price of $2.52 million or, $2.52 per share (i.e., the closing price of our stock on the New York Stock Exchange on the day prior to the date he agreed in writing to purchase such shares). Mr. DuGan used his personal funds to buy the 1,000,000 shares from the company, without any reimbursement or other financial assistance from us. As shown on the “Security Ownership of Certain Beneficial Owners and Management Table” beginning on page 42, the purchase not only made Mr. DuGan one of our largest common stock holders, but the number of shares he purchased was equal to the aggregate number of time-vested restricted stock (i.e., 250,000) and performance-based restricted stock units (i.e., 750,000) that he may earn over a five-year period under his employment contract.

Second, the five-year contract that we signed with Mr. DuGan in June 2012 entitled him to receive a one-time signing bonus of $400,000, with half paid in July 2012 and the remaining $200,000 (the “Unpaid CEO Signing Bonus”) payable in three equal annual installments on June 30 of 2013, 2014 and 2015. On April 25, 2013, at a quarterly meeting of our Board of Directors, Mr. DuGan advised the Board of his desire to unilaterally and unconditionally waive his right to receive all or any portion of his Unpaid CEO Signing Bonus. The Board accepted Mr. DuGan’s offer, and the parties orally agreed to modify Mr. Dugan’s employment contract to remove any obligation we have to pay the Unpaid CEO Signing Bonus to our Chief Executive Officer. Mr. DuGan indicated that his motivation for waiving his right to be paid the balance of his signing bonus was a desire to eliminate any notion that his ongoing compensation package included a “guaranteed” bonus component and that he preferred that he be judged and compensated for his and the company’s performance.

Much has been accomplished by us in the approximately ten months since we hired the new management team. During that period, we acquired or have under contract to purchase approximately 2.2 million square feet of office space, approximately 1.5 million square feet of industrial space and one truck terminal with 101 dock doors that collectively will generate approximately $20.0 million of annualized net operating income on a forward looking basis. Our pipeline for additional acquisitions remains strong, and we remain focused on growing our FFO through quality net lease investments.

In March 2013, we consummated the sale of our CDO management platform. Exiting the real estate finance business achieved a number of important objectives for us, including: (i) maximizing the value of the servicing business through the sale to a large servicing operation, (ii) simplifying our going-forward business and significantly reducing the ongoing management, general and administrative expenses through elimination finance related personnel costs and CDO servicing advance requirements, (iii) generating in excess of $50.0 million in liquidity previously invested in the CDO business and (iv) providing for potential future proceeds through the retention of the equity in the three CDOs.

While our transformation to a company that builds value by deploying capital into income-producing net leased real estate is still in its early stages and much remains to be accomplished, the marketplace has responded favorably to the initial achievements of our management team. Over the past ten months, our share price has risen approximately 88% from $2.50 per share on June 29, 2012 to $4.71 on April 26, 2013. A chart illustrating our common stock’s total shareholder return (“TSR”) since our announced redirection as a company focused on investing in net lease real estate is set forth below.

Notwithstanding the accomplishment of these significant milestones since July 1, 2012 and our dramatic TSR over the past ten months, neither Mr. DuGan nor any other member of our new management team was eligible to receive (or did receive) any guaranteed or discretionary bonus for 2012. To the contrary, under the terms of their employment contracts, the new management team is not eligible to receive an annual incentive award until year-end 2013.

Over the past several months our management team has engaged in numerous formal and informal discussions with our stockholders to clarify our new business strategies and to solicit stockholder input on the new direction of the company. Almost uniformly, the stockholders we have engaged enthusiastically support our new business strategy and expressed a belief that there is a strong alignment of management and stockholder interests.

To more broadly measure and accurately determine stockholder sentiment, our Compensation Committee has engaged its external compensation consultant, FTI Consulting, Inc. (“FTI”), to contact our five largest stockholders in advance to our 2013 Annual Meeting to solicit stockholder input regarding, and their level of satisfaction with, our executive compensation practices. Our Compensation Committee will use the information obtained from this shareholder engagement when setting 2013 executive compensation guidelines, particularly with respect to the discretionary bonus portions thereof.

Objectives of Our Compensation Program

As a self-managed, integrated commercial real estate investment and asset management company, we operate in a highly competitive market. We seek to maintain a total compensation package that provides fair, reasonable and competitive compensation for our executives, while allowing us the flexibility to differentiate actual pay based on individual and organizational performance.

Our Compensation Committee, in consultation with our Chief Executive Officer and external compensation consultant, sets our compensation philosophy, which has been structured to achieve the following objectives:

•	to attract and retain talented individuals capable of performing at a high level in a market that remains highly competitive and who have the motivation, experience and skills necessary to lead us effectively;
•	to provide performance-based compensation that creates a strong alignment of management and stockholder interest to create long-term stockholder value;
•	to motivate our executives to manage our business to meet and appropriately balance our short- and long-term objectives;
•	to hold executives accountable for their level of success in attaining specific goals set for them individually;
•	to maintain flexibility and discretion to allow us to recognize the unique characteristics of our operations and strategy, and our prevailing business environment, as well as changing labor market dynamics; and
•	to achieve an appropriate risk-reward balance in our compensation programs that does not incentivize unnecessary or excessive risk taking.

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

Setting Executive Compensation

Our Compensation Committee determines compensation for our named executive officers and is comprised of three independent directors: Jeffrey E. Kelter (Chairman), Allan J. Baum and Charles S. Laven. Our Compensation Committee exercises independent discretion in respect of executive compensation matters and administers our 2004 Equity Incentive Plan and our 2012 Inducement Equity Incentive Plan (including reviewing and approving equity grants to our executives pursuant to these plans). Our Compensation Committee operates under a written charter adopted by our Board of Directors, a copy of which is available on our website at www.gptreit.com.

Our Compensation Committee has retained FTI Consulting, Inc. (“FTI”), an outside compensation consulting firm, to assist it in evaluating, formulating and benchmarking our compensation programs. FTI provides our Compensation Committee and Chief Executive Officer with relevant market data concerning the marketplace, our peer group and other compensation developments. FTI participates in our Compensation Committee meetings and meets with our named executive officers and certain of our directors. Our Compensation Committee has the authority to replace FTI or hire additional consultants at any time. It is important to understand that the compensation market data and ranges provide only a reference point for our Compensation Committee. Depending upon our business and individual performance results, a named executive officer's total direct compensation may be within, below or above the market range for that position. FTI also provides additional professional services, including strategic advisory and tax planning, to us and receives market-based compensation with respect to these services. In 2012, we paid approximately $76,000 to FTI in connection with such non-compensation based services.

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

Our Compensation Committee met three times during 2012 to evaluate executive performance and to monitor market conditions in light of these goals and objectives, to solicit input from the compensation consultant on market practices and new developments and to review our compensation practices. During this decision making process, our Compensation Committee reviews tally sheets that detail each executive officer's compensation history. The tally sheets help our Compensation Committee to track changes in an executive officer's total direct compensation from year to year and to remain aware of the compensation historically paid to each executive officer. Ultimately, we rely upon our judgment about each of our named executive officers and not on formulas or short-term changes in business performance or our stock price. The key factors affecting our judgment are TSR, change in earnings and funds from operations, actual performance against the financial, operational and strategic goals we set at the beginning of the year, the nature and level of responsibility of each executive officer and the integrity and effort with which such executive officer conducts his responsibilities. Our Compensation Committee regularly reports to our Board of Directors.

What Our Compensation Program is Designed to Reward

Our Compensation Committee has designed our compensation program to (i) attract and retain talented individuals capable of performing at a high level in a market that remains highly competitive and who have the motivation, experience and skills necessary to lead our company effectively, (ii) provide performance-based compensation that creates a strong alignment of management and stockholder interest to create long-term stockholder value, (iii) motivate our executives to manage our business to meet and appropriately balance our short- and long-term objectives, (iv) hold executives accountable for their level of success in attaining specific goals set for them individually, (v) maintain flexibility and discretion to allow us to recognize the unique characteristics of our operations and strategy, and our prevailing business environment, as well as changing labor market dynamics, and (vi) achieve an appropriate risk-reward balance in our compensation programs that does not incentivize unnecessary or excessive risk taking. We expect to perform at the highest levels of the equity real estate investment trust (“REIT”) sectors. Our Compensation Committee rewards the achievement of our and the individual executive's specific annual, long-term and strategic goals. Our Compensation Committee measures performance on an absolute basis against financial and other measures and on relative basis by comparing our performance against other equity REITs generally and against the REIT industries specifically. Comparative performance is an important metric since market conditions may affect the ability to meet specific performance criteria.

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

2012 Advisory Vote to Approve Executive Compensation

At our 2012 annual meeting of stockholders, which we held in December 2012, the advisory vote to approve executive compensation received the favorable support of our stockholders (approximately 78.33% of votes cast). Our Compensation Committee has interpreted this vote to mean that our stockholders were generally supportive of our executive compensation philosophy and programs, particularly as it relates to the compensation packages we granted in June 2012 to our new management team, which are heavily weighted with performance-based incentives. Because we delayed our 2012 annual meeting to allow time for the new management team to complete its strategic review of our legacy assets and operations, there was insufficient time or opportunity following our 2012 advisory vote for our Compensation Committee to make meaningful changes to our compensation policies or practices for 2012.

However, our Compensation Committee values the opinions of our common stockholders, and, in response to the results of our Say-on-Pay shareholder responses for our 2012 annual meeting, and in furtherance of the transformation of our company, recommended, along with our Nominating and Corporate Governance Committee, that following new practices and policies be developed and adopted for 2013 and beyond:

•	a shareholder outreach program to solicit reactions to our executive compensation program and corporate governance policies;
•	a policy to prohibit directors and officers from hedging, pledging and margining their shares of company stock;
•	stock ownership guidelines for our chief executive officer to be based on a multiple of base salary;
•	stock ownership guidelines for our non-employee directors to be based on multiples of the annual retainer for our non-employee directors; and
•	a majority voting policy in the election of directors.

Our Board has accepted these recommendations and authorized the company to develop the following practices and policies for 2013 and beyond.

Additionally, in April 2013 our Chief Executive Officer, Gordon F. DuGan, unilaterally and unconditionally waived his right to receive payment of the $200,000 balance of his 2012 signing bonus.

Measuring 2012 Performance

As discussed more fully below, in June 2012, following completion of a strategic review process by a Special Committee of our Board of Directors, we announced a fundamental shift in our business strategy to focus on acquiring net leased real estate. Our new investment criterion includes acquiring net leased industrial and office properties in approximately 20 primary and secondary target markets across the United States. As of December 31, 2012, we owned, directly or in joint venture, a portfolio of 116 office and industrial buildings totaling approximately 4.9 million square feet, net leased on a long-term basis to tenants, including Bank of America, Nestlé Waters, Philips Electronics and others. We also have an asset and property management business which operates under the name Gramercy Asset Management (formerly Gramercy Realty) and currently manages for third-parties approximately $1.7 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. Additionally, during 2012 we operated a commercial real estate finance business under the name Gramercy Finance, which managed approximately $1.7 billion of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity and commercial mortgage-backed securities, or CMBS, which were financed through our three non-recourse CDOs. In March 2013, we exited the commercial real estate finance business by selling the collateral management and sub-special servicing contracts for our CDOs to a third party CDO manager, resulting in the deconsolidation of Gramercy Finance from our Consolidated Balance Sheets.

Neither Gramercy Asset Management nor Gramercy Finance is a separate legal entity, but are divisions through which our commercial real estate finance and asset and property management businesses are conducted.

Specifically, we achieved the following select objectives in 2012 and in the early part of 2013:

• Our redirected business strategy is to acquire net leased industrial and office properties that generate stable, recurring cash flows with minimal ongoing capital expenditures. During 2012, we made the following property investments:

Bank of America Portfolio - In August 2012, we formed a joint venture (the “Joint Venture”) with an affiliate of Garrison Investment Group. Subsequently, in December 2012, we contributed approximately $59.1 million in cash plus the issuance of 6.0 million shares of our common stock, valued at $15.0 million, representing a 50% equity interest in the Joint Venture’s acquisition of an office portfolio of 113 properties (the “Bank of America Portfolio”) from KBS Real Estate Investment Trust (“KBS”). The acquisition was financed with a $200.0 million two-year, floating rate, interest-only mortgage loan with a spread to 30 day LIBOR of 4.15%, collateralized by 67 of the Bank of America Portfolio properties. The mortgage contains three one-year extensions conditional upon the satisfaction of certain terms. The Bank of America Portfolio totals approximately 4.2 million rentable square feet and is 84% leased to Bank of America, N.A. (“Bank of America”) under a master lease expiring in 2023, with overall portfolio occupancy of approximately 89%. The Joint Venture’s asset strategy for this portfolio acquisition is to sell non-core multi-tenant assets and retain a core net-lease portfolio of high quality assets in primary and strong secondary markets, primarily leased to Bank of America. In addition to our pro rata share of the net income from the portfolio, we receive under the joint venture agreement an asset management fee as well as a performance based fee for portfolio management.

Indianapolis Industrial Portfolio - In November 2012, we acquired two Class A industrial properties located in the Indianapolis, Indiana, metropolitan statistical area (the “Indianapolis Industrial Portfolio”), totaling approximately 540 thousand square feet for a purchase price of approximately $27.1 million. The Indianapolis Industrial Portfolio is 100% leased to three tenants for an average lease term of approximately 10.2 years.

• We maintained approximately $105.4 million of unrestricted corporate cash at year end. We further increased our unrestricted cash in the first quarter of 2013 with the sale of the CDO contracts and CDO notes as described below.

• In January 2013, we entered into a purchase and sale agreement to transfer the collateral management and sub-special servicing agreements for our three CDOs to CWCapital Investments LLC for approximately $9.9 million, less certain adjustments and closing costs. We retained our subordinate bonds, preferred shares and ordinary shares in the CDOs, which may provide us with the potential to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs, however, there is no guarantee that we will realize any proceeds from our equity position, or what the timing of these proceeds may be. The transaction closed in March 2013.

• In February 2013, we sold a portfolio of repurchased notes previously issued by two of our three CDOs, generating cash proceeds of approximately $34.4 million. In addition, we expect to receive additional cash proceeds for past CDO servicing advances of approximately $14.0 million when specific assets within the CDOs are liquidated. We believe that the sale of the collateral management and sub-special servicing agreements and sale of repurchased notes of our CDOs achieves a number of important objectives, including (i) maximizing the value of the servicing business through the sale to a large servicing operation, (ii) simplifying our going-forward business and significantly reducing our ongoing management, general and administrative expenses through elimination of CDO related personnel costs and servicing advance requirements, (iii) generating in excess of $50.0 million in liquidity currently invested in the CDO business and (iv) providing for potential future proceeds through the retention of the equity in the CDOs. Immediately subsequent to the transfer of the collateral management and sub-special serving agreements, the assets and liabilities of the corresponding CDOs were deconsolidated from our financial statements.

In addition, the senior management team worked closely with, and supported the activities of, our Special Committee in 2012.

We did not make any equity award grants to our named executive officers in respect of their 2012 performance except for (i) the restricted stock and restricted stock unit grants made to our new management team under their employment contracts in June 2012 and (ii) restricted stock and restricted stock unit grants made to our Chief Financial Officer and certain other senior officers in March 2013. Seventy-five percent of all of these grants are subject to the achievement of performance based vesting hurdles over a five-year period. We also granted five-year performance-based LTIP units to our new management team in June 2012 and to our Chief Financial Officer and certain other senior officers on March 2013. For a more detailed description of these awards, see "Employment and Noncompetition Agreements below.

Elements of Our Compensation Program and Why We Chose Each Element

Our executive compensation program has been structured to provide short- and long-term incentives that promote continuing improvements in our financial performance and return to our stockholders. The elements of our executive compensation are primarily comprised of three elements: annual base salary, annual incentive awards, which may include cash and equity bonuses, and long-term equity incentives:

Annual Base Salaries.  Annual base salaries provide our named executive officers with a minimum level of compensation for services rendered during the fiscal year. For each of our named executive officers in 2012, annual base salaries were paid in accordance with the employment agreements between us and such named executive officers. Base salaries are reviewed annually, but are not automatically increased if we feel that incentive awards are more appropriate means of rewarding and incentivizing performance.

Annual Incentive Awards.  Annual incentive awards are provided in the form of cash and equity bonuses designed to focus a named executive officer on achieving key corporate objectives (both individual and company-based), to motivate certain desired individual behaviors and to reward substantial achievement of these objectives and individual goals. While our Compensation Committee does not set fixed hurdles or “automatic triggers” that entitle our executive officers to formulaic bonuses, commencing in 2013, our Compensation Committee, in consultation with our Chief Executive Officer, did adopt specifically identified individual and corporate annual performance metrics to be used by our Compensation Committee to measure and quantify executive performance when determining annual incentive awards. For 2013, these metrics include, but are not limited to, (i) completion of identified corporate transactions, (ii) managing identified business units to specified levels of profitability, (iii) growing the company’s net operating income through the acquisition of net lease properties, (iv) achieving targeted reductions in our corporate management, general and administrative expenses, (v) achieving targeted adjusted FFO thresholds and (vi) achieving a targeted common stock equity capitalization for the company. Cash incentive bonuses and equity incentive awards are discretionary, thereby allowing for the opportunity for greater compensation when performance is superior and lower compensation when performance is less successful.

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

Our Compensation Committee has full authority to administer and interpret our 2004 Equity Incentive Plan and the 2012 Inducement Equity Incentive Plan, to authorize the granting of awards, to determine the eligibility of employees, directors, executive officers, advisors, consultants and other personnel, to determine the terms, provisions and conditions of each award, and to take any other actions and make all determinations that it deems necessary or appropriate in connection with our 2004 Equity Incentive Plan and the 2012 Inducement Equity Incentive Plan or the administration or interpretation thereof.

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

For 2012, once our Board completed its strategic review process and announced a fundamental shift in our business strategy, our executive compensation focus shifted to designing and implementing a competitive and comprehensive compensation program to attract a top-performing management team to implement our new net lease business strategy. In June 2012, our Compensation Committee, in consultation with its external compensation consultant, developed a compensation structure for our new Chief Executive Officer and President that included (i) a signing bonus, half of which was paid in 2012, with the remainder to be paid in three equal annual installments in 2013, 2014 and 2015, (ii) market-level base salaries, (iii) annual incentive compensation to be determined by the Compensation Committee in its sole discretion based upon the Compensation Committee’s determination of the executive’s level of accomplishment each year of identified individual and corporate goals and (iv) long-term incentive compensation in the form of restricted stock, restricted stock unit and LTIP unit grants. Significant elements of our Chief Executive Officer’s and President’s five-year employment contracts that were executed in June 2012 include the following:

•	seventy-five percent of the equity awards granted to our new Chief Executive Officer and President are subject to the achievement of performance-based vesting hurdles based on absolute increases in our FFO or stock price during the five-year vesting period in addition to continued employment;
•	the LTIP units granted to our new Chief Executive Officer and President require achievement of a minimum vesting hurdle of $5.00 per share (i.e., a 100% increase over our $2.50 per share price on June 29, 2012) and a maximum vesting hurdle of $9.00 per share (i.e., a 260% increase over our June 29, 2012 closing price) over the five-year term of the plan;
•	our Chief Executive Officer’s employment contract required him to purchase from us, and immediately prior to commencing as our Chief Executive Officer he did purchase, 1,000,000 shares of our common stock at market pricing using his personal funds without any reimbursement or other financial assistance from us; and
•	in April 2013, our Chief Executive Officer unilaterally and unconditionally waived his right to receive the $200,000 unpaid portion of his signing bonus to eliminate any notion that his compensation package included a “guaranteed” bonus component.

Our Compensation Committee believes that the compensation packages granted to our new management team are competitive and comprehensive and that they create a strong alignment of management and stockholder interests.

Following the new management team’s completion of its strategic review of our legacy assets and operations, and our Board’s implementation of the decision to exit the real estate finance business, our Compensation Committee, in consultation with our Chief Executive Officer and the Compensation Committee’s external compensation consultant, expanded the long-term incentive compensation program designed for the new management team to include our Chief Financial Officer and other officers that will play a critical and on-going role in the successful execution of our new business strategy. In connection therewith, in March 2013 the Compensation Committee took the following actions:

•	granted to our Chief Financial Officer, Jon W. Clark, and three other senior officers, restricted stock and restricted stock units, 75% of which vest over a five-year period subject to the achievement of performance-based vesting hurdles based on absolute increases in our FFO or stock price during the five-year vesting period in addition to continued employment; and
•	granted to Mr. Clark and three other senior officers LTIP units that vest over a five-year period subject to the same minimum and maximum vesting hurdles that apply to the LTIP units granted to the new management team.

The Compensation Committee believes that granting predominantly performance-based long-term incentive compensation to our Chief Executive Officer and other senior officers who will play a critical and on-going role in the successful execution of our new business strategy is in the best interests of our shareholders and creates a strong alignment of management and stockholder interests.

Finally, 2012 was the year in which we paid or vested the last of the guaranteed bonuses or time-vested equity grants that we made in 2010 and 2011 to (i) facilitate an orderly and advantageous resolution of our maturing Gramercy Realty mortgage and mezzanine debt obligations (“Gramercy Realty Debt”) and (ii) maintain and maximize the value of our Gramercy Finance division pending completion of its sale to a third-party purchaser. These legacy “retention” arrangements included the following.

Roger M. Cozzi. Roger M. Cozzi became our Chief Executive Officer on October 28, 2008 pursuant to a three year contract ending December 31, 2011. In June 2011, we extended the term of Mr. Cozzi’s contract for a six month period ending June 30, 2012. In connection therewith, we modified the vesting schedule for the 500,000 LTIP units we granted him at the commencement of his employment so that vesting of 250,000 units became subject to achievement of a changed performance criteria, with the remaining 250,000 units becoming time-vested, subject to continued employment, on June 30, 2012. Mr. Cozzi’s services as an executive officer of our company were terminated on June 30, 2012. During the final 12 months of his contract term, Mr. Cozzi played an important role in (i) achieving a favorable resolution for the company of the Gramercy Realty Debt, especially in negotiating the full release of claims that we received from our lenders, (ii) supporting our Board’s strategic review process and (iii) effectuating an orderly transition with our new Chief Executive Officer.

Timothy G. O’Connor. Timothy J. O’Connor became our president on November 13, 2008 pursuant to a three year contract ending December 31, 2011. In June 2011, we extended the term of Mr. O’Connor’s contract for a six month period ending June 30, 2012. In connection therewith, we modified the vesting schedule for the 150,000 LTIP units we granted him at the commencement of his employment so that vesting of 75,000 units became subject to achievement of a changed performance criteria, with the remaining 75,000 units becoming time-vested, subject to continued employment, on June 30, 2012. Mr. O’Connor’s services as an executive officer of our company ended on July 31, 2012, although he continued under a consulting contract with us through October 31, 2012. During the final 12 months of his contract term and three months of his consultancy term, Mr. O’Connor played an important role in (i) achieving a favorable resolution for the company of the Gramercy Realty Debt, especially in negotiating the terms of the company’s still-in-place asset management agreement with KBS for the transferred assets, (ii) supporting our Board’s strategic review process, (iii) structuring our Bank of America Portfolio purchase from KBS and (iv) assisting with the initial implementation of new net lease business strategy.

Michael G. Kavourias. In August 2011, we entered into a retention agreement with our Chief Legal Officer, Michael G. Kavourias, which we modified in June 2012. Pursuant to the terms of that agreement, as amended, Mr. Kavourias revived (i) a time-vested restricted stock grant, (ii) a signing bonus, (iii) a 2012 year-end guaranteed bonus and (iv) a contingent bonus if we sold, with his assistance, our CDO management business to a third-party purchaser. Following the successful completion of our CDO management business sale in March 2013, a challenging process in which Mr. Kavourias played a critical role, Mr. Kavourias’ services as an executive officer of our company were terminated on March 31, 2013.

Our Compensation Committee believes that the extraordinary measures adopted by it in 2011 and 2012 to retain and motivate the key personnel required to effectuate (i) resolution of our maturing Gramercy Realty mortgage and mezzanine debt obligations and (ii) an orderly sale of our CDO management assets to the third-party purchaser were necessary, appropriate and in the long-term best interests of our shareholders.

Changes to Our Compensation Program in 2012

Gordon F. DuGan. On July 1, 2012, contemporaneously with the commencement of his five-year employment contract as our new Chief Executive Officer, we granted Gordon F. DuGan 250,000 time-vested restricted shares of our common stock (“RSAs”), 750,000 performance-based restricted stock units (“RSUs”) and $10 million maximum value LTIP units (“LTIP Units”) pursuant to an outperformance plan ( “2012 Outperformance Plan”). The RSAs will vest in five equal installments on June 30, 2013 and each of the next four anniversaries of such date provided that Mr. DuGan remains employed by us. Vesting of the RSUs is subject to the achievement of performance-based vesting hurdles based on absolute increases in our stock price or FFO during the five-year vesting period in addition to continued employment. Full vesting of the RSUs through achievement of the stock increase thresholds requires, in effect, a 100% increase of our per share stock price during the vesting period of our $2.50 per share price on June 29, 2012. The specific annual stock increase hurdles are as follows: June 30, 2013 – $3.00 per share, June 30, 2014 – $3.50 per share, June 30, 2015 – $4.00 per share, June 30, 2016 – $4.50 per share and June 30, 2017 – $5.00 per share, with each hurdle reduced by any per share common stock dividends that we declare after July 1, 2012. Full vesting of the RSUs through achievement of the FFO increase thresholds requires proportionately similar increases in our FFO levels during the vesting period. In the event that the performance hurdles are not met on a vesting date, the RSUs scheduled to vest on that vesting date may vest on a subsequent vesting date if the common stock price hurdle is met as of such subsequent vesting date or the FFO hurdles have been met on a cumulative basis through such subsequent vesting date. In the event of a Change-in-Control, the performance hurdles for the RSUs will be measured as of the date of the Change-in-Control and any RSUs with respect to which the performance hurdles are met will remain subject to vesting based on continued employment through the original vesting dates. Upon a Change-in-Control, the performance hurdles will be satisfied with respect to the greater of (i) a pro rata amount of the total RSUs based on the portion of the five-year vesting period that had elapsed if the FFO hurdle is met on a cumulative basis through the most recent quarter ended prior to the Change-in-Control or (ii) from 20% to 100% (in 20% increments) of the total RSUs based on the common stock price upon the Change-in-Control as compared to common stock price hurdles from $3.00 per share to $5.00 per share (in $0.50 increments).

Benjamin P. Harris. On July 1, 2012, contemporaneously with the commencement of his five-year employment contract as our new President, we granted Benjamin P. Harris 150,000 time-vested RSAs, 450,000 performance vested RSUs and $6 million maximum value LTIP Units. Mr. Harris' equity awards will vest on the same schedule, in the same proportion, and on the same conditions as the equity awards for Mr. DuGan as described above.

Jon W. Clark. In March 2013, we granted Jon W. Clark, our Chief Financial Officer, 25,000 time-vested RSAs, 75,000 performance-based RSUs and $1.0 million maximum value LTIP Units. Mr. Clark's equity awards will vest on the same schedule, in the same proportion, and on the same conditions as the equity awards for Messrs. DuGan and Harris as described above, except that the stock increase vesting thresholds for Mr. Clark’s RSUs are somewhat higher than the thresholds for Messrs. DuGan and Harris to reflect the higher per share value of our stock in March 2013 as compared to July 1, 2012 and Mr. Clark’s time-vested RSAs and performance based RSUs are scheduled to vest on December 15 th of each year as apposed to June 30 th.

The terms of the LTIP Units awarded to Messrs. DuGan, Harris and Clark under the 2012 Outperformance Plan are described below under “— Equity Compensation Plan Information — 2012 Outperformance Plan.”

Neither Mr. DuGan nor Mr. Harris was eligible to receive (or did receive) any guaranteed or discretionary bonus for 2012. To the contrary, under the terms of their employment contracts, these named executive officers are not eligible to receive an annual incentive award until year-end 2013. As disclosed in the “Summary Compensation Table” beginning on page 29, Mr. Clark was paid a discretionary cash bonus of $300,000 for 2012.

Other Matters

Tax and Accounting Treatment.  Our Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) limits the deductibility on our tax return of compensation over $1.0 million to any of our named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been pre-approved by our stockholders. Our Compensation Committee's policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate compensation for their performance. We paid compensation to certain of our named executive officers during 2011, a portion of which may be nondeductible under the limitations set forth in Section 162(m). Our Compensation Committee may make compensation payments that are not fully deductible if in its judgment such payments are necessary to achieve the objectives of our compensation program.

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

Other Policies

For 2012, we did not have any policy in place regarding minimum ownership requirements for either our named executive officers or directors and we did not have any policy in place regarding the ability of our named executive officers or directors to engage in hedging activities with respect to our common stock. However, to continue the transformation of our company and in response to the results of our Say-on-Pay shareholder responses for our 2012 annual meeting, our Board has authorized our company to develop the following new practices and policies for 2013 and beyond based upon the recommendation of our Compensation Committee and Nominating and Corporate Governance Committee:

•	a shareholder outreach program to solicit reactions to our executive compensation program and corporate governance policies;
•	specifically identified individual and corporate annual performance metrics to be used by our Compensation Committee to measure and quantify executive performance when determining annual incentive compensation bonuses;
•	a policy to prohibit directors and officers from hedging, pledging and margining their shares of company stock;
•	stock ownership guidelines for our chief executive officer to be based on a multiple of base salary;
•	stock ownership guidelines for our non-employee directors to be based on multiples of the annual retainer for our non-employee directors; and
•	a majority voting policy in the election of directors.

Compensation Risk Assessment

Our Compensation Committee oversaw the performance of a risk assessment of our executive compensation programs to ascertain any potential material risks that may be created by the compensation program. Because performance-based incentives play a large role in our executive compensation program, it is important to ensure that these incentives do not result in our named executive officers taking actions that may conflict with our long term interests. Our Compensation Committee considered the findings of the assessment conducted internally and concluded that our compensation programs are designed and administered with the appropriate balance of risk and reward in relation to its overall business strategy and do not encourage executives to take unnecessary or excessive risks. Our Compensation Committee considered the following attributes of the program:

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

Our Compensation Committee focuses primarily on the compensation of our named executive officers because risk-related decisions depend predominantly on their judgment. Our Compensation Committee believes that risks arising from our policies and practices for compensation of other employees are not reasonably likely to have a material adverse effect on us.

Compensation Committee Report

The Compensation Committee (the “Compensation Committee”) of the Board of Directors of Gramercy Property Trust Inc. (the “Company”) has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's proxy statement.

Submitted by the Compensation Committee

Jeffrey E. Kelter (Chairman)
Allan J. Baum
Charles S. Laven

April 25, 2013

Summary Compensation Table

The following table* sets forth information regarding the compensation paid to, and the compensation expense we recognized with respect to, our named executive officers during the fiscal year ended December 31, 2012. Gordon F. DuGan was appointed as our Chief Executive Officer effective July 1, 2012 and Benjamin P. Harris was appointed as our Chief Investment Officer effective as of July 1, 2012 through July 31, 2012, and as our President effective as of August 1, 2012.

		Salary	Bonus	Stock	Option	Non-Equity Incentive	All Other
Name And Principal Position	Year	($)	($)	Awards (1)	Awards (2)	Plan Compensation	Compensation (3)	Total
Gordan F. DuGan Chief Executive Officer	2012	$375,000	$200,000	$2,850,000	$—	$—	$—	$3,425,000
	2011	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—
Benjamin Harris President	2012	$300,000	$75,000	$1,710,000	$—	$—	$—	$2,085,000
	2011	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—
Jon W. Clark	2012	$275,000	$300,000	$—	$—	$—	$16,500	$591,500
Chief Financial Officer	2011	275,000	325,000	165,000	—	—	7,350	772,350
	2010	250,000	300,000	—	—	—	7,350	550,000
Michael G. Kavourias	2012	$385,000	$750,000	$—	$—	$—	$7,500	$1,142,500
Executive Vice President and Chief Legal Officer	2011	385,000	600,000	275,000	—	—	7,350	1,267,350
	2010	385,000	475,000	—	—	—	7,350	860,000
Roger M. Cozzi (4)	2012	$259,615	$650,000	$110,875	$—	$—	$44,223	$1,064,713
Former Chief Executive Officer	2011	500,000	1,300,000	1,100,000	—	—	12,210	2,912,210
	2010	500,000	1,300,000	105,000	—	—	12,210	1,909,860
Timothy J. O'Connor (5)	2012	$343,077	$575,000	$66,241	$—	$—	$—	$984,318
Consultant and	2011	400,000	575,000	319,741	—	—	7,350	1,302,091
Former President	2010	400,000	575,000	—	—	—	7,350	975,000

*	The column for “Change in Pension Value and Nonqualified Deferred Compensation Earnings” has been omitted because it is not applicable.

(1)	Amounts shown do not reflect compensation actually received by the named executive officers. Instead, the amounts shown are the aggregate grant date fair value of restricted stock, restricted stock units awards and/or LTIP Units issued to the executives in 2012, 2011 and 2010, respectively, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the grant date value of such awards for 2012, 2011 and 2010 are set forth under Notes 2 and 12 of the Notes to Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2012, 2011 and 2010, which were filed with the SEC on March 18, 2013, March 15, 2012 and September 22, 2011, respectively.

(2)	No stock option awards were issued to the named executive officers in 2012, 2011 and 2010.

(3)	The table below shows the components of this column.

Name	Year	401(K) Matching Contributions (a)	Term Life Insurance Premiums (b)	Severance Payment	Car Allowance (c)	Total “All Other Compensation”
Gordon F. DuGan	2012	$-	$-	$-	$-	$-
Benjamin Harris	2012	-	-	-	-	-
Jon W. Clark	2012	7,500	-	-	9,000	16,500
Michael G. Kavourias	2012	7,500	-	-	-	7,500
Roger M. Cozzi	2012	-	4,860	39,363	-	44,223
Timothy J. O'Connor	2012	-	-	-	-	-
Jon W. Clark	2011	7,350	-	-	-	7,350

Michael G. Kavourias	2011	7,350	-	-	-	7,350
Roger M. Cozzi	2011	7,350	4,860	-	-	12,210
Timothy J. O'Connor	2011	7,350	-	-		7,350

Jon W. Clark	2010	7,350	-	-	-	7,350
Michael G. Kavourias	2010	7,350	-	-	-	7,350
Roger M. Cozzi	2010	7,350	4,860	-	-	12,210
Timothy J. O'Connor	2010	7,350	-	-	-	7,350

(a)	Represents our company's matching contributions with respect to amounts earned by the named executive officer under our 401(k) plan. Our 401(k) matching contributions are credited in the year subsequent to which employees make their contributions. Our 401(k) match is available to our employees generally.

(b)	Represents reimbursement of term life insurance premiums pursuant to Mr. Cozzi's employment contract.

(c)	Represents car allowance paid pursuant to Mr. Clark’s employment agreement.

(4)	Mr. Cozzi's term of employment as our Chief Executive Officer ended on June 30, 2012.

(5)	Mr. O'Connor's term of employment as our President ended on July 31, 2012.

2012 Grants of Plan-Based Awards

The following table sets forth certain information with respect to each grant of an award made to a named executive officer in the fiscal year ended December 31, 2012.

			Estimated Future Payouts Under Equity Incentive Plan Awards (#)
Name	Grant Date	Approval Date	Threshold ($/#)	Target ($/#)	Maximum ($/#)		All Other Stock Awards; Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)

Gordon F. DuGan	7/1/2012	5/23/2012			250,000			$625,000
	7/1/2012	5/23/2012	150,000	750,000	750,000	(1)		$1,290,000
	7/1/2012	5/23/2012	$2,000,000	$6,000,000	$10,000,000	(2)		$935,000
Benjamin Harris	7/1/2012	5/23/2012			150,000			$375,000
	7/1/2012	5/23/2012	90,000	450,000	450,000	(1)		$774,000
	7/1/2012	5/23/2012	$1,200,000	$3,600,000	$6,000,000	(2)		$561,000
Jon W. Clark	-	-	-	-	-		-	-
Michael G. Kavourias	-	-	-	-	-		-	-
Roger M. Cozzi	1/5/2012	12/14/2011					47,179	$110,875
Timothy J. O’Connor	1/5/2012	12/14/2011					28,308	$66,241

(1)	Represents restricted stock units granted in connection with the hiring of such executive, which are subject to vesting based on the achievement of performance-based vesting hurdles and continued employment over a five-year period. See “-Compensation Discussion & Analysis-Change to Our Compensation Program in 2012” for a description of these awards. The "Maximum ($/#)" column represents the maximum number of restricted stock units that could be earned. The "Target ($/#)" column represents the number of restricted stock units that would be earned if we achieved the same per year stock appreciation during the five-year vesting period as we did from the beginning of the vesting period on July 1, 2012 through year-end 2012. The "Threshold ($/#)" column represents the number of restricted stock units that would be earned if the performance-based vesting hurdles were only achieved during the first year of the five-year vesting period.

(2)	Represents awards made under the 2012 Outperformance Plan. Under the 2012 Outperformance Plan, awards will be paid to each executive in LTIP Units with a value equal to the dollar amount earned by such executive under the plan. See "- 2012 Outperformance Plan" for a description of the terms of the 2012 Outperformance Plan.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table sets forth certain information with respect to all outstanding equity awards held by each named executive officer as of December 31, 2012.

	Option Awards					Stock Awards
			Number of
	Number of Securities Underlying		Securities			Number of Shares or Units of		Market Value of Shares or Units of	Equity Incentive Plan Awards: Number of Unearned Shares, Units or		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units or
	Unexercised		Underlying	Option		Stock That		Stock That	Other Rights		Other Rights
	Options		Unexercised	Exercise	Option	Have Not		Have Not	That Have		That Have
	(#)		(#)	Price	Expiration	Vested		Vested (8)	Not Vested		Not Vested
Name	Exercisable		Unexercisable	($)	Date	(#)		($)	(#)		($)
Gordon F. DuGan						250,000	(1)	$735,000	1,409,824	(1)	$4,144,883
Benjamin P. Harris						150,000	(2)	$441,000	845,894	(2)	$2,486,928
Jon W. Clark	5,403	(3)	—	$26.82	6/25/2017	—		—	—		—
	5,403	(4)		$22.5	12/31/2017

Michael G. Kavourias	12,966	(5)	—	$20.75	10/17/2015	—		—	—		—
	5,403	(6)	—	$27.72	1/3/2017	—		—	—		—
	10,806	(7)	—	$20.87	8/1/2017	—		—	—		—
	10,806	(4)	—	$22.5	12/31/2017	—		—	—		—

(1)	Pursuant to Mr. DuGan's employment agreement, we granted Mr. DuGan, 250,000 restricted shares of our common stock, 750,000 RSUs and an award under the 2012 Outperformance Plan on July 1, 2012. The restricted shares of common stock will vest in five equal installments on June 30, 2013 and each of the first four anniversaries of such date provided that Mr. DuGan remains employed by us through each such date. The RSUs are scheduled to vest in five equal installments on June 30, 2013 and each of the first four anniversaries of such date; provided that the RSUs will only vest if both (i) Mr. DuGan remains employed by us through the applicable vesting date and (ii) we achieve either a performance hurdle based on FFO during the prior year, with agreed upon adjustments, or a common stock price hurdle.

The award granted under the 2012 Outperformance Plan is subject to performance –based vesting hurdles based on our stock appreciation during a four-year performance period and, if the performance-based vesting is met under the 2012 Outperformance Plan, the awards will remain subject to vesting requirements based on continued employment, with 50% scheduled to vest on June 30, 2016 and 50% scheduled to vest on June 30, 2017 subject to continued employment through such dates.  See "- 2012 Outperformance Plan" for a description of the terms of the 2012 Outperformance Plan. The amounts set forth in the Equity Incentive Plan Awards column above are based on the estimated number of RSUs and LTIP Units that will be earned if we achieve the same per year stock appreciation during the applicable performance period under the RSUs and 2012 Outperformance Plan as we did from the beginning of each performance period on July 1, 2012 through year-end 2012.

(2)	In connection with Mr. Harris’ appointment, we granted Mr. Harris 150,000 restricted shares of our common stock, 450,000 RSUs and an award under the 2012 Outperformance Plan. Mr. Harris’ equity awards will vest on the same schedule, in the same proportion, and on the same conditions as the equity awards for Mr. DuGan, as described above.
(3)	Includes an option award granted on June 28, 2007, which vested in three equal annual installments beginning on June 28, 2008.
(4)	Includes an option award granted on December 31, 2007, a third of which vested immediately upon grant and the remaining portion vested in two equal annual installments beginning on December 31, 2008.
(5)	Includes an option award granted on October 17, 2005, which vested in three equal annual installments beginning on October 17, 2006.
(6)	Includes an option award granted on January 2, 2007, which vested in three equal annual installments beginning on January 2, 2008.
(7)	Includes an option award granted on August 1, 2007, which vested in three equal annual installments beginning on December 31, 2008.
(8)	Based on a price of $2.94 per share/unit, which was the closing price on the New York Stock Exchange of one share of our common stock on December 31, 2012. Assumes that the value of LTIP Units on a per unit basis is equal to the per share value of our common stock.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to the exercise of stock options, stock appreciation rights (“SARs”), and similar instruments, and the vesting of stock, including restricted stock, restricted stock units and similar instruments for each named executive officer during the fiscal year ended December 31, 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (2) ($)
Gordon F. DuGan	-	$-	-	$-
Benjamin Harris	-	$-	-	$-
Jon W. Clark	-	$-	60,000	$158,100
Michael G. Kavourias	-	$-	100,000	$252,000
Roger M. Cozzi	-	$-	47,179	$117,948
Timothy J. O'Connor	-	$-	28,308	$70,770

(1)	Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.

(2)	Amounts reflect the market value of the stock on the day the stock vested.

Pension Benefits

Our named executive officers received no benefits in fiscal year 2012 from us under defined pension or defined contribution plans. See “— Summary Compensation Table.”

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our named executive officers.

Potential Payments upon Termination or Change in Control

General

We maintain employment agreements with Messrs. DuGan, Clark and Harris, as well as a retention agreement with Mr. Kavourias. Mr. Kavourias’ term of employment as our Executive Vice President, Chief Legal Officer and Secretary ended on March 31, 2013. This section discusses the amount of compensation payable to our named executive officers and current executive officers upon termination of the executive officer's employment (i) by us with “Cause,” (ii) by the named executive officer without “Good Reason,” (iii) by us without “Cause,” (iv) by the named executive officer with “Good Reason,” (v) in the event of death or “Disability” of the named executive officer or (vi) in connection with a “Change-in-Control” of us (each, a “Triggering Event”) as described below. The following discussion assumes such termination was effective as of December 31, 2012 and estimates the amounts that would be paid out in such circumstances if the applicable agreement had then been in effect.

Employment and Retention Agreements

Each of Messrs. DuGan, Harris and Clark have entered into employment agreements with us. Mr. Clark's employment agreement was amended on January 17, 2012, effective as of January 1, 2012. On August 31, 2011, Michael G. Kavourias entered into a retention agreement, effective as of July 28, 2011, with us, which retention agreement was amended on June 12, 2012. Mr. Kavourias’ term of employment as our Executive Vice President, Chief Legal Officer and Secretary ended on March 31, 2013. Illustrated below are the severance provisions associated with each Triggering Event discussed above.

Gordon F. DuGan.  Mr. DuGan's employment agreement has a term commencing on July 1, 2012 and ending on June 30, 2017, with an automatic renewal for a single one-year period unless either party delivers three months' prior written notice of non-renewal under the agreement. The agreement provides for an annual salary of no less than $750,000 and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. DuGan for job performance. Mr. DuGan will also originally entitled to receive a one-time signing bonus of $400,000, of which $200,000 was paid on July 1, 2012 and the remainder will be payable in three equal installments on June 30, 2013, June 30, 2014 and June 30, 2015; provided that Mr. DuGan remains employed by our company on each such date. However, in April 2013 Mr. DuGan agreed to forego the remainder of his signing bonus to determine the amount of his bonus in future years solely based on his and the Company’s performance. Pursuant to the agreement, Mr. DuGan was also granted 250,000 of restricted stock and 750,000 restricted stock units under the Gramercy Property Trust Inc. 2012 Inducement Equity Plan, which are subject to vesting over five years pursuant to the terms described in the “Executive Compensation - Compensation Discussion and Analysis - Changes to Our Compensation Program in 2012.” Under the agreement, we are also obligated to maintain a life insurance policy for the benefit of Mr. DuGan's beneficiaries in the face amount of $5,000,000, or if not available at reasonable rates, to self-insure Mr. DuGan up to the maximum cash severance payable under the agreement. If Mr. DuGan is terminated for any reason, under the agreement he will be subject to the following obligations: (i) noncompetition with us for 18 months (or 12 months if his employment is terminated due to a non-renewal of the term of employment by us, or six months if (A) his employment is terminated by us without Cause (as defined in Mr. DuGan's employment agreement) for Good Reason (as defined in Mr. DuGan's employment agreement) by Mr. DuGan after a Change-in-Control (as defined in Mr. DuGan's employment agreement) or (B) Mr. DuGan's employment is terminated upon or after the expiration of the one-year renewal term); (ii) non-solicitation of our employees for two-years; and (iii) non-disparagement of us and non-interference with our business for one year. The employment agreement also provides for the following payments and benefits to Mr. DuGan in connection with the termination of his employment with us:

•	Termination without Cause or with Good Reason. If Mr. DuGan's employment is terminated by us without Cause or by Mr. DuGan with Good Reason, Mr. DuGan will receive the following payments and benefits. Mr. DuGan will receive a cash severance payment equal to two multiplied by the sum of (i) his average annual base salary in effect during the preceding 24 months (his “Prior Salary”), plus (ii) the highest annual cash bonus paid to Mr. DuGan during the three fiscal years prior to the date of termination (including any equity awarded as bonus) or, if the 2013 bonus has not yet been determined, $200,000 (his “Prior Bonus”), which amount shall be payable in 24 equal monthly installments; provided that, if Mr. DuGan is terminated by us without Cause by the non-renewal of the one year extension term, then Mr. DuGan shall instead receive the sum of his Prior Salary and his Prior Bonus as opposed to two times such amount. Mr. DuGan will also receive any unpaid amount of his signing bonus and, if the termination occurs in 2013 or a later year, we will pay to Mr. DuGan a prorated annual performance bonus based on his Prior Bonus (his “Prorated Annual Bonus”) for the year in which Mr. DuGan's employment is terminated (and the prior year if such bonus had not yet been determined). Mr. DuGan will also receive a monthly cash payment for 24 months equal to the monthly cash payment that we would have paid to provide health insurance for Mr. DuGan. Mr. DuGan's unvested equity awards will be treated as follows: (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 24 months of Mr. DuGan's termination will vest, provided that if such termination is in connection with or within 18 months following a Change-in-Control, then all such awards shall vest; (ii) if Mr. DuGan is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 40% of the initial RSU grant will vest; and (iii) if Mr. DuGan is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control. Mr. DuGan's receipt of these payments and benefits in connection with a termination without Cause or for Good Reason is subject to his execution of a general release of claims with our company.

•	Termination upon Death. If Mr. DuGan's employment is terminated upon his death, Mr. DuGan's estate will receive (i) any unpaid amount of his signing bonus, (ii) if the termination date occurs during 2013 or a later year, his Prorated Annual Bonus for the year in which Mr. DuGan's employment is terminated (and the prior year if such bonus had not yet been determined). In addition, in the event of such a termination, Mr. DuGan's unvested equity awards will be treated as follows: (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 12 months of the termination date will vest; (ii) if the termination date occurs prior to any Change-in-Control, then unvested RSUs in an amount equal to 20% of the initial RSU grant will vest; and (iii) if the termination date occurs on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control. Notwithstanding the foregoing, Mr. DuGan's estate will only be entitled to receive such payments and benefits to the extent that their aggregate value together with the value of any other accelerated vesting of equity awards granted by our company exceeds the amount payable to Mr. DuGan's beneficiaries under the life insurance policy, or self-insurance, maintained by us.

•	Termination upon Disability. If Mr. DuGan's employment is terminated by us due to Mr. DuGan's disability, Mr. DuGan will receive (i) a cash severance payment equal to the sum of his Prior Salary and his Prior Bonus, which will be payable in 24 equal monthly installments, (ii) any unpaid amount of his signing bonus, (iii) if the termination date occurs during 2013 or a later year, his Prorated Annual Bonus for the year in which Mr. DuGan's employment is terminated provided that the Prorated Annual Bonus shall be less the amount of any annual bonus, or advance thereof, previously paid for the applicable period, and (iv) a monthly cash payment for 12 months equal to the monthly cash payment that we would have paid to provide health insurance for Mr. DuGan. In addition, in the event of such a termination, Mr. DuGan's unvested equity awards will be treated as follows: (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 12 months of Mr. DuGan's termination will vest; (ii) if Mr. DuGan is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 20% of the initial RSU grant will vest; and (iii) if Mr. DuGan is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control. Mr. DuGan's receipt of these payments and benefits in connection with a termination upon disability is subject to his execution of a general release of claims with us.

To the extent necessary to avoid the imposition of an additional tax under Section 409A of the Code, severance pay and benefits will be delayed until six months after termination, or death, whichever is earlier, during which time the payments will accrue interest at the rate of 5% per annum.

If any payments and benefits to be paid or provided to Mr. DuGan, whether under his employment agreement or otherwise, would be subject to “golden parachute” excise taxes under the Code, Mr. DuGan's payments and benefits under his employment agreement will be reduced to the extent necessary to avoid such excise taxes, but only if such a reduction of pay or benefits would result in a greater after-tax benefit to Mr. DuGan.

The following table illustrates Mr. DuGan's potential payment and other benefits upon termination of his employment or Change-in-Control of us.

Gordon F. DuGan	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity (1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or with Good Reason	$1,500,000	$400,000	$36,842	$294,000	$2,230,842
Death	—	$200,000	—	$147,000	$347,000
Disability	$1,500,000	$200,000	$18,421	$147,000	$1,865,421
Without Cause or with Good Reason	$1,500,000	$400,000	$36,842	$735,000	$2,671,842
Following Change-in-Control

(1)	Upon a hypothetical termination on December 31, 2012,Mr. DuGan would have been entitled to (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 24 months of Mr. DuGan's termination will vest, provided that if such termination is in connection with or within 18 months following a Change-in-Control, then all such awards shall vest; (ii) if Mr. DuGan is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 40% of the initial RSU grant will vest; and (iii) if Mr. DuGan is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control. Accordingly, Mr. DuGan's accelerated equity value includes the assumed acceleration of 100,000 shares of time-based restricted stock.

Benjamin P. Harris.  Mr. Harris’ employment agreement has a term commencing on July 1, 2012 and ending on June 30, 2017, with an automatic renewal for a single one-year period unless either party delivers three months' prior written notice of non-renewal under the agreement. The agreement provides for an annual salary of no less than $600,000, and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. Harris for job performance. Mr. Harris will also receive a one-time signing bonus of $150,000, of which $75,000 was paid on July 1, 2012 and the remainder will be payable in three equal installments on June 13, 2013, June 13, 2014 and June 13, 2015; provided that Mr. Harris remains employed by our company on each such date. Pursuant to the agreement, Mr. Harris was also granted 150,000 of restricted stock and 450,000 restricted stock units under the Gramercy Property Trust Inc. 2012 Inducement Equity Plan, which are subject to vesting over five years pursuant to the terms described under “Executive Compensation - Compensation Discussion and Analysis - Changes to Our Compensation Program in 2012.”

If Mr. Harris’ employment is terminated for any reason, under the agreement he will be subject to the following continuing obligations after termination: (i) noncompetition with us for 12 months (6 months if (A) employment is terminated without Cause by us or any successor or for Good Reason by Mr. Harris or (B) Mr. Harris’ employment is terminated upon or after the expiration of the one-year renewal term); (ii) nonsolicitation of our employees for two-years; and (iii) non-disparagement of us and non-interference with our business for one year. The employment agreement also provides for the following payments and benefits to Mr. Harris in connection with the termination of his employment with us:

•	Termination without Cause or with Good Reason. If Mr. Harris’ employment is terminated by us without Cause or by Mr. Harris with Good Reason, Mr. Harris will receive the following payments and benefits. Mr. Harris will receive a cash severance payment equal to the sum (or, if such termination occurs in connection with or within 18 months of a Change-in-Control, 1.5 times the sum) of (i) his average annual base salary in effect during the preceding 24 months (his “Prior

Salary”), plus (ii) the highest annual cash bonus paid to Mr. Harris during the three fiscal years prior to the date of termination (including any equity awarded as bonus) or, if the 2013 bonus has not yet been determined, $75,000 (his “Prior Bonus”), which amount shall be payable in 12 equal monthly installments. Mr. Harris will also receive any unpaid amount of his signing bonus and, if the termination occurs in 2013 or a later year, we will pay to Mr. Harris his Prorated Annual Bonus for the year in which Mr. Harris’ employment is terminated (and the prior year if such bonus had not yet been determined). Mr. Harris will also receive a monthly cash payment for 12 months equal to the monthly cash payment that we would have paid to provide health insurance for Mr. Harris. Mr. Harris’ unvested equity awards will be treated as follows: (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 12 months of Mr. Harris’ termination will vest, provided that if such termination is in connection with or within 18 months following a Change-in-Control, then all such awards shall vest; (ii) if Mr. Harris is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 20% of the initial RSU grant will vest; and (iii) if Mr. Harris is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control. Mr. Harris’ receipt of these payments and benefits in connection with a termination without Cause or for Good Reason is subject to his execution of a general release of claims with our company.

•	Termination upon Death. If Mr. Harris’ employment is terminated upon his death, Mr. Harris’ estate will receive (i) any unpaid amount of his signing bonus, (ii) if the termination date occurs during 2013 or a later year, his Prorated Annual Bonus for the year in which Mr. Harris’ employment is terminated (and the prior year if such bonus had not yet been determined). In addition, in the event of such a termination, Mr. Harris’ unvested equity awards will be treated as follows: (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 12 months of the termination date will vest; (ii) if the termination date occurs prior to any Change-in-Control, then unvested RSUs in an amount equal to 20% of the initial RSU grant will vest; and (iii) if the termination date occurs on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control.

•	Termination upon Disability. If Mr. Harris’ employment is terminated by us due to Mr. Harris’ disability, Mr. Harris will receive (i) a cash severance payment equal to the sum of his Prior Salary and his Prior Bonus, which will be payable in 12 equal monthly installments, (ii) any unpaid amount of his signing bonus, (iii) if the termination date occurs during 2013 or a later year, his Prorated Annual Bonus for the year in which Mr. Harris’ employment is terminated provided that the Prorated Annual Bonus shall be less the amount of any annual bonus, or advance thereof, previously paid for the applicable period, and (iv) a monthly cash payment for 12 months equal to the monthly cash payment that we would have paid to provide health insurance for Mr. Harris. In addition, in the event of such a termination, Mr. Harris’ unvested equity awards will be treated as follows: (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 12 months of Mr. Harris’ termination will vest; (ii) if Mr. Harris is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 20% of the initial RSU grant will vest; and (iii) if Mr. Harris is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control. Mr. Harris’ receipt of these payments and benefits in connection with a termination upon disability is subject to his execution of a general release of claims with us.

To the extent necessary to avoid the imposition of an additional tax under Section 409A of the Code, severance pay and benefits will be delayed until six months after termination, or death, whichever is earlier, during which time the payments will accrue interest at the rate of 5% per annum.

If any payments and benefits to be paid or provided to Mr. Harris, whether under his employment agreement or otherwise, would be subject to “golden parachute” excise taxes under the Code, Mr. Harris’ payments and benefits under his employment agreement will be reduced to the extent necessary to avoid such excise taxes, but only if such a reduction of pay or benefits would result in a greater after-tax benefit to Mr. Harris.

 The following table illustrates Mr. Harris’ potential payment and other benefits upon termination of his employment or Change-in-Control of our company under his employment agreement.

Benjamin P. Harris	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity (1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or with Good Reason	$900,000	$112,500	$18,421	$88,200	$1,119,121
Death	—	$75,000	—	$88,200	$163,200
Disability	$600,000	$75,000	$18,421	$88,200	$781,621
Without Cause or with Good Reason	$900,000	$112,500	$18,421	$441,000	$1,471,921
Following Change-in-Control

(1)	Upon a hypothetical termination on December 31, 2012, Mr. Harris would have been entitled to (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 12 months of Mr. Harris’ termination will vest, provided that if such termination is in connection with or within 18 months following a Change-in-Control, then all such awards shall vest; (ii) if Mr. Harris is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 20% of the initial RSU grant will vest; and (iii) if Mr. Harris is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control. Accordingly, Mr. Harris’ accelerated equity value includes the assumed acceleration of 30,000 shares of time-based restricted stock.

Jon W. Clark.  Mr. Clark's employment agreement, as amended, has a term commencing on April 24, 2009 and ending on April 30, 2014, which will automatically renew for successive one-year periods unless either party serves the required notice under the agreement. The agreement provides for an annual salary of $275,000 and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. Clark for job performance. The target annual bonus for 2012 and 2013 is at least $300,000. Mr. Clark is also entitled to a monthly car allowance of $750. If Mr. Clark is terminated for any reason prior to April 30, 2014, under the agreement he will be subject to the following obligations: (i) noncompetition with us for six months (or three months if his employment is terminated due to a non-renewal of the term of employment by us or for Cause (as defined in Mr. Clark's employment agreement) not related to our business or if Mr. Clark terminates his employment after the payment of a discretionary bonus for any year in an amount less than $200,000); (ii) non-solicitation of our employees for two-years; and (iii) non-disparagement of us and non-interference with our business for one year. The employment agreement also provides for the following payments and benefits to Mr. Clark in connection with the termination of his employment with us:

•	Termination with Cause or without Good Reason. If Mr. Clark's employment is terminated by us with Cause or by Mr. Clark without Good Reason (as defined in Mr. Clark's employment agreement), Mr. Clark shall be entitled to receive earned and accrued but unpaid base salary, but we shall have no further obligations following such termination.

•	Termination without Cause or with Good Reason. If Mr. Clark's employment is terminated by us without Cause or by Mr. Clark for Good Reason, Mr. Clark will receive (i) earned and accrued but unpaid base salary, (ii) annual base salary for a period of six months following termination and (iii) a prorated annual bonus and an additional 6-month performance bonus, subject to certain formula. Mr. Clark will continue to receive his medical and welfare benefits for six months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, will fully vest or become exercisable on the date of termination. Mr. Clark will also have 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date. If such termination occurs in connection with or within 18 months after a Change-in-Control (as defined in Mr. Clark's employment agreement), then Mr. Clark will be entitled to (i) a single lump-sum payment of an amount equal to (a) 12 months of annual base salary and (b) a prorated annual bonus and an additional 12-month performance bonus, subject to certain formula, and (ii) the other payments and benefits described above for a period of 12 months following termination

•	Termination upon Death. If Mr. Clark's employment is terminated by us upon his death, his estate will receive (i) earned and accrued but unpaid base salary, (ii) any earned and accrued by unpaid base salary and (iii) a prorated annual bonus, subject to certain conditions. In addition, all of Mr. Clark's unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus will fully vest or become exercisable on the date of termination and he will be entitled to 12 months of additional vesting of his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

•	Termination upon Disability. If Mr. Clark's employment is terminated by us upon his Disability (as defined in Mr. Clark's employment agreement), Mr. Clark will receive (i) annual base salary for a period of six months following termination and (ii) a prorated annual bonus and an additional six-month performance bonus, subject to certain conditions. Mr. Clark will continue to receive his medical and welfare benefits for six months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, will fully vest or become exercisable on the date of termination. Mr. Clark will also have 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options will remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

The following table illustrates Mr. Clark's potential payments and other benefits upon termination of employment or Change-in-Control of our company under his employment agreement.

Jon W. Clark	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity (1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or with Good Reason	$137,500	$150,000	$9,685	$—	$297,185
Death	—	$150,000	—	$—	$150,000
Disability	$137,500	$150,000	$9,685	$—	$297,185
Without Cause or with Good Reason	$275,000	$300,000	$19,370	$—	$594,370
Following Change-in-Control

(1)	Upon a hypothetical termination on December 31, 2012, Mr. Clark would have been entitled to 12 months of additional vesting of any outstanding time-based restricted stock.

Employment and Severance Agreements of Former Named Executive Officers

Michael G. Kavourias.  Mr. Kavourias' retention agreement, as amended, had a term commencing on July 28, 2011 and ended on December 31, 2012. Mr. Kavourias’ term of employment as our Executive Vice President, Chief Legal Officer and Secretary ended on March 31, 2013. The retention agreement provided for an annual salary of $385,000 per year during the term of the agreement, a guaranteed 2012 performance bonus in an amount determined by us in our sole discretion but in no event less than $750,000, provided Mr. Kavourias had not terminated his employment with us and we had not terminated his employment for Cause (as defined in Mr. Kavourias’ employment agreement), and an additional $100,000 bonus if a sale or other transfer by us of (i) all (or all but one) of the collateral management agreements and/or special servicing agreements (or our rights thereunder) with respect to the assets owned by our indirect subsidiaries that have issued CDO bonds that were outstanding as of June 12, 2012 or (ii) all or substantially all of their interests in (or the underlying assets of) all (or all but one) of such entities was consummated with the assistance of Mr. Kavourias on or before December 31, 2012. Mr. Kavourias received a one-time signing bonus of $100,000, paid on December 31, 2012. Pursuant to the retention agreement, Mr. Kavourias was subject to non-competition for the term of the agreement, and continues to be subject to non-solicitation during his employment and for the two-year period following the termination of his employment with us, for any reason. Pursuant to the amendment to the retention agreement, Mr. Kavourias agreed to the elimination of the severance obligations previously contained in his retention agreement, and we agreed to accelerate the vesting of 100,000 shares of restricted stock previously granted to Mr. Kavourias that were otherwise scheduled to vest in equal installments in July 2012 and 2013.

Roger M. Cozzi.  Mr. Cozzi's employment agreement had a term that commenced on October 28, 2008 and ended on June 30, 2012. The agreement provided for an annual salary of $500,000 and such discretionary annual bonuses as we, in our sole discretion, deemed appropriate to reward Mr. Cozzi for job performance. The annual bonus for 2011 was $1.3 million, paid in a lump sum on or prior to December 31, 2011, and for the period from January 1, 2012 through June 30, 2012 was $650,000, paid within 30-days following June 30, 2012. Under the agreement, we were obligated to maintain a life insurance policy for the benefit of Mr. Cozzi's beneficiaries in the face amount of $5 million, or if not available at reasonable rates, to self-insure Mr. Cozzi up to the maximum cash severance payable under the agreement. Under the agreement, if Mr. Cozzi was terminated for any reason prior to June 30, 2012, he would be subject to the following obligations: (i) noncompetition with us for one year (or three months if his employment was terminated due to a non-renewal of the term of employment by us or terminated for Cause (as defined in Mr. Cozzi's employment agreement) not related to our business, or six months if Mr. Cozzi terminated his employment after the payment of a discretionary bonus for any year in an amount less than $800,000); (ii) non-solicitation of our employees for two-years; and (iii) non-disparagement of us and non-interference with our business for one year. The employment agreement also provided for the following payments and benefits to Mr. Cozzi in connection with the termination of his employment with us:

•	Termination with Cause or without Good Reason. If Mr. Cozzi's employment was terminated by us with “Cause” or by Mr. Cozzi without Good Reason (as defined in Mr. Cozzi's employment agreement), Mr. Cozzi was entitled to receive earned and accrued but unpaid base salary, but we would not have any further obligations following such termination.

•	Termination without Cause or with Good Reason. If Mr. Cozzi's employment was terminated by us without “Cause” or by Mr. Cozzi for Good Reason, Mr. Cozzi would receive (i) annual base salary for a period of 12 months following termination and (ii) a prorated annual bonus and an additional 12-month performance bonus, subject to certain formula. Under the agreement, Mr. Cozzi would continue to receive his medical and welfare benefits for 12 months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus would fully vest or become exercisable on the date of termination. Under the agreement, Mr. Cozzi would also have had 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options would have remained exercisable until the earlier of the expiration of their term or the second January 1 following the termination date. If such termination occurred in connection with or within 18 months after a Change-in-Control (as defined in Mr. Cozzi's employment agreement), then Mr. Cozzi would have been entitled to (i) a single lump-sum payment of an amount equal to (a) 24 months of annual base salary and (b) a prorated bonus annual bonus and an additional 24-month performance bonus, subject to certain formula, and (ii) the other payments and benefits described above for a period of 24 months following termination.

•	Termination upon Death. If Mr. Cozzi's employment was terminated by us upon his death, his estate would receive (i) annual base salary for a period of 12 months following termination and (ii) a prorated annual bonus, subject to certain conditions. In addition, all of Mr. Cozzi's unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus would fully vest or become exercisable on the date of termination and he would be entitled to 12 months of additional vesting of his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options would remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

•	Termination upon Disability. If Mr. Cozzi's employment was terminated by us upon his Disability (as defined in Mr. Cozzi's employment agreement), Mr. Cozzi would have received (i) annual base salary for a period of 12 months following termination and (ii) a prorated annual bonus and an additional 12-month performance bonus, subject to certain conditions. Under the agreement, Mr. Cozzi would have continued to receive his medical and welfare benefits for 12 months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, would fully vest or become exercisable on the date of termination. Under the agreement, Mr. Cozzi would also have had 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options would have remained exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

The following table illustrates Mr. Cozzi's potential payment and other benefits upon termination of his employment or Change-in-Control of us under his employment agreement.

Roger M. Cozzi	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity (1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or with Good Reason	$500,000	$1,300,000	$17,712	$—	$1,817,712
Death	—	$1,300,000	—	$—	$1,300,000
Disability	$500,000	$1,300,000	$17,712	$—	$1,817,712
Without Cause or with Good Reason	$1,000,000	$2,600,000	$35,424	$—	$3,635,424
Following Change-in-Control

(1)	Upon a hypothetical termination on December 31, 2012,had his employment agreement been on effect on December 31, 2012, Mr. Cozzi would have been entitled to 12 months of additional vesting of any outstanding time-based restricted stock, stock option awards or LTIP awards.

Mr. Cozzi entered into a severance agreement with us pursuant to which he would have been entitled to receive certain benefits upon the termination of his employment with us. The severance agreement, as amended on July 28, 2011, provided for a term that terminated on June 30, 2012. Pursuant to the severance agreement, if Mr. Cozzi's employment with us terminated by us without Cause (as defined in Mr. Cozzi's employment agreement) or by Mr. Cozzi with Good Reason (as defined in Mr. Cozzi's employment agreement), Mr. Cozzi would have been credited with 12 months of additional vesting under all equity awards granted to him by us, other than the LTIP Units granted in connection with the severance agreement. In addition, if Mr. Cozzi's employment with us was terminated due to his death or Disability (as defined in Mr. Cozzi's employment agreement), he would have been credited with 12 months of additional vesting under all equity awards granted to him by us, other than the LTIP Units granted in connection with the severance agreement. However, if Mr. Cozzi was terminated by us for “Cause” or if he voluntarily terminated his employment with us without “Good Reason”, all of the equity awards previously granted to him that have not yet vested, including restricted stock and options to purchase our common stock, would be forfeited.

On June 12, 2012, we entered into a separation and release agreement with Mr. Cozzi. Under the separation and release agreement, we paid Mr. Cozzi severance pay consisting of a lump sum of $30,000, less tax-related deductions and withholdings. Additionally, we agreed to reimburse Mr. Cozzi for reasonable legal expenses he incurs in connection with the negotiation of the separation and release agreement up to a limit of $4,000, and for health care premiums through the earliest of (i) September 30, 2012, (ii) the date on which Mr. Cozzi receives health coverage through other employment, or (iii) the end of Mr. Cozzi's eligibility under COBRA for continuation coverage. Pursuant to the separation and release agreement, we agreed that Mr. Cozzi, as of the date of the termination of his employment, will no longer be bound by the sections of his employment agreement relating to noncompetition and investment limitations. Mr. Cozzi and the company provided each other with a mutual general release of claims.

Timothy J. O'Connor.  Mr. O'Connor's employment agreement had a term commencing on November 13, 2008 and ended on June 30, 2012. The agreement provided for an annual salary of $400,000 and such discretionary annual bonuses as we, in our sole discretion, deemed appropriate to reward Mr. O'Connor for job performance. The annual bonus for 2011 was $575,000, paid in a lump sum on or prior to December 31, 2011, and for the period from January 1, 2012 through June 30, 2012 was $287,500, paid within 30-days following June 30, 2012. Under the agreement, if Mr. O'Connor was terminated for any reason prior to June 30, 2012, he would be subject to the following obligations: (i) noncompetition with us for one year (or three months if his employment was terminated due to a non-renewal of the term of employment by us or terminated for Cause (as defined in Mr. O'Connor's employment agreement) not related to our business, or six months if Mr. O'Connor terminated his employment after the payment of a discretionary bonus for any year in an amount less than $500,000); (ii) non-solicitation of our employees for two-years; and (iii) non-disparagement of us and non-interference with our business for one year. The employment agreement also provided for the following payments and benefits to Mr. O'Connor in connection with the termination of his employment with us:

•	Termination with Cause or without Good Reason. If Mr. O'Connor's employment was terminated by us with “Cause” or by Mr. O'Connor without Good Reason (as defined in Mr. O'Connor's employment agreement), Mr. O'Connor was entitled to receive earned and accrued but unpaid base salary, but we would not have any further obligations following such termination.

•	Termination without Cause or with Good Reason. If Mr. O'Connor's employment was terminated by us without “Cause” or by Mr. O'Connor for Good Reason, Mr. O'Connor would receive (i) annual base salary for a period of 12 months following termination and (ii) a prorated annual bonus and an additional 12-month performance bonus, subject to certain formula. Mr. O'Connor would continue to receive his medical and welfare benefits for 12 months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, would fully vest or become exercisable on the date of termination. Mr. O'Connor would also have had 12 months of additional vesting for his outstanding restricted stock, option or other equity-based awards and any then vested unexercised stock options would have remained exercisable until the earlier of the expiration of their term or the second January 1 following the termination date. If such termination occurred in connection with or within 18 months after a Change-in-Control (as defined in Mr. O'Connor's employment agreement), then Mr. O'Connor would have been entitled to (i) a single lump-sum payment of an amount equal to (a) 24 months of annual base salary and (b) a prorated bonus annual bonus and an additional 24-month performance bonus, subject to certain formula, and (ii) the other payments and benefits described above for a period of 24 months following termination.

•	Termination upon Death. If Mr. O'Connor's employment was terminated by us upon his death, his estate would have received (i) annual base salary for a period of 12 months following termination and (ii) a prorated annual bonus, subject to certain conditions. In addition, all of Mr. O'Connor's unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus would fully vest or become exercisable on the date of termination and he would be entitled to 12 months of additional vesting of his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options would remain exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

•	Termination upon Disability. If Mr. O'Connor's employment was terminated by us upon his Disability (as defined in Mr. O'Connor's employment agreement), Mr. O'Connor would have received (i) annual base salary for a period of 12 months following termination and (ii) a prorated annual bonus and an additional 12-month performance bonus, subject to certain conditions. Mr. O'Connor would have continued to receive his medical and welfare benefits for 12 months, and all of his unvested and unexercisable restricted stock, options or other equity-based awards that were granted as payment of a cash bonus, would fully vest or become exercisable on the date of termination. Mr. O'Connor would also have had 12 months of additional vesting for his outstanding restricted stock, options or other equity-based awards and any then vested unexercised stock options would have remained exercisable until the earlier of the expiration of their term or the second January 1 following the termination date.

The following table illustrates Mr. O'Connor's potential payments and other benefits upon termination of his employment or Change-in-Control of us under his employment agreement.

Timothy J. O'Connor	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity (1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or with Good Reason	$400,000	$575,000	$17,712	$—	$992,712
Death	—	$575,000	—	$—	$575,500
Disability	$400,000	$575,000	$17,712	$—	$992,712
Without Cause or with Good Reason	$800,000	$1,150,000	$35,424	$—	$1,985,424
Following Change-in-Control

(1)	Upon a hypothetical termination on December 31, 2012, had his employment agreement been in effect on December 31, 2012, Mr. O'Connor would have been entitled to 12 months of additional vesting of any outstanding time-based restricted stock, stock option awards or LTIP awards.

Mr. O'Connor entered into a severance agreement with us pursuant to which he would have been entitled to receive certain benefits upon the termination of his employment with us. The severance agreement, as amended on July 28, 2011, provided for a term that terminated on June 30, 2012. Pursuant to the severance agreement, if Mr. O'Connor's employment with us was terminated by us without Cause (as defined in Mr. O'Connor's employment agreement) or by Mr. O'Connor with Good Reason (as defined in Mr. O'Connor's employment agreement), Mr. O'Connor would have been credited with 12 months of additional vesting under all equity awards granted to him by us, other than the LTIP Units granted in connection with the severance agreement. In addition, if Mr. O'Connor's employment with us was terminated due to his death or Disability (as defined in Mr. O'Connor's employment agreement), he would have been credited with 12 months of additional vesting under all equity awards granted to him by us, other than the LTIP Units granted in connection with the severance agreement. However, if Mr. O'Connor was terminated by us for “Cause” or if he voluntarily terminated his employment with us without “Good Reason”, all of the equity awards previously granted to him that have not yet vested, including restricted stock and options to purchase our common stock, would be forfeited.

On June 12, 2012, we entered into a transition agreement with Mr. O'Connor pursuant to which Mr. O'Connor agreed to continue to serve as our President from June 30, 2012, which was the end of his current term of employment with us, through July 31, 2012 and thereafter to serve as a full-time Consultant for an additional three months to assist with transitional matters. Pursuant to the transition agreement, Mr. O'Connor stepped down as our President effective as of July 31, 2012. Pursuant to the transition agreement, the term of Mr. O'Connor's existing employment agreement with us was extended through July 31, 2012 and Mr. O'Connor agreed to serve as a full-time Consultant for three months thereafter. During this additional four-month period, Mr. O'Connor is entitled to receive base salary at the same annual rate, a bonus of $287,500 payable over the four-month period and continued benefits. In the event that we terminate Mr. O'Connor's employment as a Consultant without “Cause” during this period, we will continue to be obligated to make all payments due under the transition agreement as if Mr. O'Connor had remained employed under the agreement. Under the transition agreement, we also agreed that Mr. O'Connor's non-competition obligations under his existing employment agreement would not extend beyond October 31, 2012 and the parties agreed to a mutual release of claims.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and none of our employees participate on our Compensation Committee.

Director Compensation

The following table* sets forth information regarding the compensation paid to, and the compensation expense we recognized with respect to, our non-executive directors during the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	All Other Compensation ($)	Total ($)
Allan J. Baum	$343,500	$3,750	$5,800	$—	$353,050
Marc Holliday	$208,500	$3,750	$5,800	$—	$218,050
Gregory F. Hughes(4)	$—	$—	$—	$—	$—
Jeffrey E. Kelter	$214,500	$3,750	$5,800	$—	$224,050
Paul J. Konigsberg	$149,500	$3,750	$5,800	$—	$159,050
Charles S. Laven	$153,500	$3,750	$5,800	$—	$163,050
William H. Lenehan	$125,167	$—	$—	$—	$125,167

*	The columns for “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” have been omitted because they are not applicable.

(1)	Mr. Baum deferred $97,500 and each of Messrs. Kelter, Konigsberg and Laven deferred $60,000 of his 2012 cash compensation pursuant to our Directors’ Deferral Program. Deferred compensation is comprised of 50% of annual fees earned and is credited in the form of phantom stock units. Mr. Baum received 36,331 and each of Messrs. Baum, Kelter, Konigsberg and Laven received 22,601 phantom stock units, in connection with 2012 cash compensation each elected to defer.

(2)	Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the aggregate grant date fair value of stock awards issued to the director as determined pursuant to Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 “Compensation — Stock Compensation,” or FASB ASC Topic 718. The assumptions used to calculate the grant date value of such awards for are set forth under Notes 2 and 12 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The shares of restricted stock held by each non-executive director as of December 31, 2012 were as follows: Mr. Baum — 161,060; Mr. Holliday — 131,964; Mr. Kelter — 156,341; Mr. Konigsberg — 73,587; Mr. Laven — 144,701 and Mr. Lenehan — 21,221.

(3)	Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the aggregate grant date fair value of the option awards issued to the director as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the grant date value of such awards are set forth under Notes 2 and 12 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The number of options held by to each non-executive director as of December 31, 2012 was as follows: Mr. Baum — 35,806; Mr. Holliday — 35,806; Mr. Kelter — 5,000; and Mr. Laven — 35,806.

(4)	Mr. Hughes became a member of our Board of Directors on December 13, 2012.

During the fiscal year ended December 31, 2012, each non-executive director received a fee in the amount of $120,000. Each non-executive director also received $1,500 for each meeting of our Board of Directors or a committee of our Board of Directors that he attended. The annual fees payable to our non-executive directors are determined by our Compensation Committee. These fees are payable quarterly, half in cash and half in stock, with each non-executive director having the option to elect to take stock in lieu of cash, up to the full amount or to elect to defer all or part of the annual fee pursuant to our Directors’ Deferral Program, as described below. Any portion of the annual fee that a non-executive director elects to receive or defer in stock is made under our 2004 Equity Incentive Plan.

Each non-executive director who served as a chairman of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee received an additional fee of $10,000, $7,500 and $5,000, respectively, which fees are payable in cash, unless such chairman elects to defer all or part of such fees pursuant to our Directors’ Deferral Program. In addition, under our 2004 Equity Incentive Plan, each non-executive director is entitled to an annual grant of stock options to purchase 5,000 shares of common stock, which are priced at the close of business on the first business day in the year of grant, all of which vest on the date of grant. Each non-executive director was also entitled to an annual grant (reviewed on an annual basis) of 1,500 shares of restricted common stock pursuant to our 2004 Equity Incentive Plan, a third of which will vest on the first business day one year from the date of grant, and each of the following two-years, respectively, subject to the non-executive director being a member of our Board of Directors on the date such award is expected to vest. A non-executive director may elect to defer all or part of the annual stock grant pursuant to our Directors’ Deferral Program. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our Board of Directors. We reimbursed less than $2,000 for such expenses during 2012 in the aggregate.

On March 16, 2005, our Board of Directors adopted the Directors’ Deferral Program for non-executive directors. Our non-executive directors may elect to defer up to 100% of their annual cash retainer fees, chairman fees, committee meeting fees and annual stock grant under the Directors’ Deferral Program. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom shares. Distributions on vested phantom shares shall be made in cash or, if elected by the non-executive director, in shares of common stock. Phantom shares will be settled by the transfer to the non-executive director of one share of common stock for each phantom share, provided that our Compensation Committee at the time of the grant may provide that phantom shares may be settled (i) in cash at the applicable phantom share value, (ii) in cash or by transfer of shares of common stock as elected by the non-executive director or (iii) in cash or by transfer of shares of common stock as elected by us. Phantom shares will be settled on the first day of the month following the date on which the phantom shares vest, or at the election of the non-executive director, upon the earlier of such non-executive director’s termination of service, his death or change in control by us, as defined in the Directors’ Deferral Program.

During the fiscal year ended December 31, 2012, the chairman of the Special Committee received a retainer of $80,000 and the other members of the Special Committee received a retainer of $50,000 for the first six months of service. Our Board of Directors has approved the same compensation for the chairman of the Special Committee and the other members of the Special Committee for their second six months of service. Except as noted below, there were no other changes to the fees that each non-executive director was entitled to receive for the 2012 and 2013 fiscal years.

Effective as of July 1, 2012, Allan J. Baum was appointed Lead Independent Director, as described on page 14 under “Corporate Governance Matters — Board of Directors Leadership Structure.” In connection with Mr. Baum ’s appointment as Lead Independent Director, Mr. Baum is entitled to receive an additional annual retainer, separate from and in addition to fees payable to all independent directors, of $75,000 for 2012 and $50,000 for each year thereafter, payable 50% in the form of cash and 50% in the form of common stock, unless Mr. Baum elects to receive 100% of the additional annual retainer in the form of stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2012, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

(c)
	(a)	(b)	Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders (1)	360,251	$16.14	1,932,511
Equity compensation plans not approved by security holders (2)	-	-	-
Total	360,251	$16.14	1,932,511

(1)	Includes information related to our Amended and Restated 2004 Equity Incentive Plan.

(2)	Includes information related to our 2012 Inducement Equity Incentive Plan.

Amended and Restated 2004 Equity Incentive Plan

Our Board of Directors adopted at the July 2004 meeting of our Board of Directors, and our common stockholders ratified, a long-term, ten-year compensation program, which was later amended and restated, for certain employees, directors, officers, advisors, consultants and other personnel, including any of our joint venture affiliates. Of the options or stock that have not been granted at the time of our initial public offering, our Compensation Committee shall have the right to make such awards in the form of equity incentive compensation on such terms as our Compensation Committee may deem appropriate. Our Compensation Committee has the authority to administer and interpret our 2004 Equity Incentive Plan, to authorize the granting of awards, to determine the eligibility of certain of our employees, directors, officers, advisors, consultants and other personnel and any of our joint venture affiliates to receive an award, to determine the number of shares of common stock to be converted by each award, to determine the terms, provisions and conditions of each award, to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate. Our Compensation Committee, in its discretion, may delegate to our Chief Executive Officer all or part of the Committee's authority and duties with respect to awards; provided, however, that we may not delegate its authority and duties with respect to awards that have been, or will be, granted to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Legal Officer or President or any Executive Vice President.

Subject to adjustment upon certain corporate transactions or events, up to a maximum of 6,250,000 shares, but not more than 10% of the common stock outstanding at the time of the grant, may be subject to stock options, restricted stock, phantom stock and dividend equivalent rights under our 2004 Equity Incentive Plan. The maximum number of shares of common stock that may underlie awards, other than options, to any eligible person in any one year, shall not exceed 200,000, to the extent such awards are intended to qualify as performance-based compensation under Section 162(m) of the Code, or 800,000, to the extent such awards are not intended to qualify as performance-based compensation under Section 162(m) of the Code. In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive options for more than 300,000 shares of our common stock in one year. Any common stock withheld or surrendered by plan participants in connection with the payment of an option exercise price or in connection with tax withholding will not count towards the share limitation and will be available for issuance under our 2004 Equity Incentive Plan. If an option or other award granted under our 2004 Equity Incentive Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless our 2004 Equity Incentive Plan is previously terminated by our Board of Directors, no new award may be granted under our 2004 Equity Incentive Plan after the tenth anniversary of the date that such plan was initially approved by our Board of Directors. No award may be granted under our 2004 Equity Incentive Plan to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of our outstanding common stock. At December 31, 2012, approximately 1,123,197 shares of common stock were available for issuance under our 2004 Equity Incentive Plan.

2012 Inducement Equity Incentive Plan

In connection with the equity awards to be made to Messrs. DuGan and Harris, and Nicholas L. Pell, who joined us as a Managing Director, and in connection with our hiring of these executives, our Board of Directors adopted the Gramercy Property Trust Inc. 2012 Inducement Equity Incentive Plan as of June 7, 2012. Under the 2012 Inducement Equity Incentive Plan, we may grant equity awards for up to 4,500,000 shares of common stock pursuant to the employment inducement award exemption provided by Section 303A.08 of the NYSE Listed Company Manual. The 2012 Inducement Equity Incentive Plan permits us to issue a variety of equity awards, including stock options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. The 2012 Inducement Equity Incentive Plan is administered by our Compensation Committee. The 2012 Inducement Equity Incentive Plan will terminate on the ten-year anniversary of our Board of Directors' approval of the 2012 Inducement Equity Incentive Plan, provided our Board of Directors may terminate the 2012 Inducement Equity Incentive Plan at any time. All of the shares available under the 2012 Inducement Equity Incentive Plan were initially issued or reserved for issuance to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment with us.

2012 Outperformance Plan

In connection with the hiring of Messrs. DuGan and Harris, our Board of Directors approved a new outperformance plan, the 2012 Outperformance Plan. Pursuant to the 2012 Outperformance Plan, these executives, in the aggregate, may earn up to a maximum dollar amount of LTIP Units based on our common stock price appreciation over a four-year performance period ending June 30, 2016. The amount of LTIP Units earned under the 2012 Outperformance Plan will range from 20% of the maximum amount if our common stock price equals a minimum hurdle of $5.00 per share (less any dividends paid during the performance period) to the maximum amount if our common stock price equals or exceeds $9.00 per share (less any dividends paid during the performance period) at the end of the performance period. The executives will not earn any LTIP Units under the 2012 Outperformance Plan to the extent that our common stock price is less than the minimum hurdle.

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

Upon the occurrence of a Change-in-Control at any time prior to the end of the performance period, the performance period will be shortened to end on the date of such Change-in-Control, performance will be measured based on the common stock price as of the Change-in- Control and all LTIP Units that are earned will vest as of such date. In the event of a Change-in-Control after the end of the performance period, all LTIP Units that had been previously earned will vest as of such date. If an executive's employment is terminated by us without Cause, by the executive for Good Reason or upon death or disability prior to the end of the performance period, then for such executive performance will be measured as of the date of such termination and a prorated portion of the LTIP Units earned, if any, will vest based on the portion of the full five-year vesting period that such executive remained employed, plus 12 months, as a percentage of the full five-year vesting period. If an executive's employment is terminated upon such circumstances after the end of the performance period, all of such executive's unvested LTIP Units that had been previously earned will vest as of the date of such executive's termination. The terms Cause, Good Reason and Change-in-Control are specifically defined (or referenced) in the award agreement under the 2012 Outperformance Plan.

Messrs. DuGan and Harris were granted awards under the 2012 Outperformance Plan in connection with their hiring pursuant to which they may earn up to $10 million and $6 million of LTIP Units, respectively. Additionally, in 2013, Mr. Clark was granted an award under the 2012 outperformance plan pursuant to which he may earn up to $1 million of LTIP Units.

LTIP Units are a class of limited partnership interests in our Operating Partnership that are structured to qualify as “profits interests” for federal income tax purposes. Accordingly, LTIP Units, initially, will not have full parity, on a per unit basis, with the Class A limited partnership interests in our Operating Partnership with respect to liquidating distributions. If a tax book-up event occurs, which generally includes the issuance of equity interests in us or our Operating Partnership and the occurrence of certain other events, at a time when our Operating Partnership's assets have sufficiently appreciated, the LTIP Units will achieve full parity with the Class A limited partnership interests. To the extent the LTIP Units have achieved parity with the Class A limited partnership interests, the LTIP Units may be converted, subject to the satisfaction of the applicable vesting conditions, on a one-for-one basis into Class A limited partnership interests. Until LTIP Units have been earned under the 2012 Outperformance Plan, the executives will be entitled to receive non-liquidating distributions with respect to the LTIP Units underlying their awards under the 2012 Outperformance Plan on a per unit basis equal to 10% of the regular dividends per share paid on our common stock, if any. If and when LTIP Units are earned, the executives will be entitled to receive non-liquidating distributions with respect to the earned LTIP Units following the date on which the LTIP units are earned on a per unit basis equal to the dividends per share paid on our common stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock, as of April 29, 2013, and our Series A Preferred Stock, as of April 29, 2013, for (1) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock or Series A Preferred Stock based on the Schedule 13D, Schedule 13G, or any amendments thereto, filed with the SEC, (2) each of our directors and nominees for director, (3) each of our named executive officers who is not a director and (4) our directors, nominees for director and executive officers as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of common stock or Series A Preferred Stock set forth opposite their respective names.

In accordance with SEC rules, each listed person's beneficial ownership includes:

•	all shares the investor actually owns beneficially or of record;

•	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all shares the investor has the right to acquire within 60 days (such as upon exercise of options that are currently vested or which are scheduled to vest within 60 days) after April 29, 2013.

Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Name**	Amount And Nature of Beneficial Ownership of Common Stock		Percent of Total (1)	Amount And Nature of Beneficial Ownership of Series A Preferred Stock		Percent of Class (1)
Gordon F. DuGan	1,300,000	(2)	2.19%	—		—
Marc Holliday	412,794	(3)	0.69%	—		—
Allan J. Baum	218,867	(4)	0.37%	—		—
Jeffrey E. Kelter	210,822	(5)	0.35%	—		—
Charles S. Laven	200,683	(6)	0.34%	—		—
Paul J. Konigsberg	73,587	(7)	0.12%	—		—
Gregory F. Hughes	14,481	(8)	0.02%	—		—
William H. Lenehan	75,202	(9)	0.13%	—		—
Benjamin P. Harris	201,000	(10)	0.34%	—		—
Jon W. Clark	98,306	(11)	0.17%	—		—
Michael G. Kavourias	155,483	(12)	0.26%	—		—
Roger M. Cozzi	901,200	(13)	1.52%	—		—
Timothy J. O'Connor	277,974	(14)	0.47%	—		—
All Directors and Executive Officers as a Group (13 Persons)	4,140,399		6.93%	***		***
KBS Acquisition Sub Owner 2 LLC	6,000,000	(15)	10.11%	***		***
BlackRock Inc.	3,768,262	(16)	6.35%	***		***
Kwon Uk Choi	3,650,000	(17)	6.15%	***		***
SL Green and SL Green Operating Partnership, L.P.	749,086	(18)	1.26%	***		***
He Zhengxu	2,663,067	(19)	4.49%	***		***
Indaba Capital Fund, L.P	***		***	780,815	(20)	22.15%
Weiss Asset Management LP	***		***	300,823	(21)	8.53%
Thomas A. Maher	***		***	293,695	(22)	8.33%
Rangeley Capital, LLC	***		***	200,560	(23)	5.69%

*	Less than 1% of class.
**	Unless otherwise indicated, the business address is 420 Lexington Avenue, New York, New York 10170-1881.
***	Information not publicly available.
(1)	As of April 29, 2013, 59,376,249 shares of common stock and, as of April 29, 2013, 3,525,822 shares of Series A Preferred Stock were outstanding.
(2)	Mr. DuGan was appointed as our Chief Executive Officer, effective as of July 1, 2012
(3)	Includes 143,865 shares of common stock issuable upon exercise of options.
(4)	Includes 42,500 shares of common stock issuable upon exercise of options, 2,500 shares of restricted common stock and 173,867 phantom units.
(5)	Includes 42,500 shares of common stock issuable upon exercise of options, 2,500 shares of restricted common stock and 165,822 phantom units.
(6)	Includes 42,500 shares of common stock issuable upon exercise of options, 2,500 shares of restricted common stock and 154,183 phantom units.
(7)	Mr. Konigsberg’s term on the Board of Directors concluded December 18, 2012.
(8)	Includes 5,000 shares of common stock issuable upon exercise of options and 9,481 phantom units.
(9)	Includes 5,000 shares of common stock issuable upon exercise of options and 30,701 phantom units.
(10)	Mr. Harris was appointed as our Chief Investment Officer effective as of July 1, 2012 through July 31, 2012, and as our President effective as of August 1, 2012.
(11)	Includes 10,806 shares of common stock issuable upon exercise of options.
(12)	Mr. Kavourias’ term of employment as our Executive Vice President ,Chief Legal Officer and Secretary ended on March 31, 2013.
(13)	Mr. Cozzi’s term of employment as our Chief Executive Officer ended June 30, 2012.
(14)	Mr. O’Connor’s term of employment as our President ended on July 31, 2012.
(15)	Includes 2,000,000 shares of common stock, 2,000,000 shares of Class B1 Non-voting stock, and 2,000,000 shares of Class B2 Non-Voting stock
(16)	The address for this stockholder is 40 East 52nd Street, New York NY 10022. Based solely on information contained in Schedule 13G filed on January 30, 2013, this shareholder has sole voting and dispositive power over these shares of common stock.
(17)	The address for this stockholder is Renaissance Villa 45, Ogeum-Tong, Song-Pa Gu, Seoul, Republic of Korea. Based solely on information contained in Schedule 13D filed jointly with Jisook Jung and Anda Investment Partners on April 5, 2013. This stockholder has sole voting and dispositive power over these shares. Based solely on information contained in the Schedule 13D, Jisook Jung owns and has sole voting and dispositive power over 150,000 shares, representing less than 1% of the outstanding shares of common stock, and Anda Investment Partners owns and has sole voting and dispositive power over 0 shares.
(18)	The address for this stockholder is Institution of Math, AMSS, CAS, Zhongguancun, Haidian District, Beijing 100080, People's Republic of China. Based solely on information contained in Schedule 13G/A filed jointly by this stockholder and He & Fang 2005 Revocable Living Trust on January 10, 2012. This stockholder has shared voting and dispositive power over these shares.
(19)	Based solely on information contained in Schedule 13G/A filed jointly by SL Green and SL Green Operating Partnership, L.P. on February 11, 2013. SL Green and SL Green Operating Partnership, L.P. have shared voting and dispositive power over these shares of common stock
(20)	The address for this stockholder is One Letterman Drive, Building D, Suite DM700, San Francisco, California 94129. Based solely on information contained in Schedule 13D/A filed jointly by this stockholder, Indaba Capital Management, LLC, Indaba Partners, LLC and Derek C. Schrier on January 17, 2012. This stockholder has shared voting and dispositive power over the shares of Series A Preferred Stock.

(21)	Based solely on information contained in Schedule 13G/A filed jointly with BIP GP LLC, WAM GP LLC and Andrew M. Weiss, PH.D. on February 12, 2013. This stockholder has shared voting and dispositive power over these shares. Based solely on information contained in the Schedule 13D, BIP GP LLC owns and has shared voting and dispositive power over 207,886 shares, WAM GP owns and has shared voting and dispositive power over 300,823 shares, Weiss Asset Management owns and has shared voting and dispositive power over 300,823 shares, and Andrew M. Weiss, PH.D. owns and has shared voting and dispositive power over 300,823 shares.
(22)	The address for this stockholder is 11 North Market Street, Asheville, North Carolina 28801. Based solely on information contained in Schedule 13G/A filed jointly on February 6, 2013 this stockholder has sole voting and dispositive power over 91,543 shares and joint voting and dispositive power over 202,152 shares.
(23)	The address for this stockholder is 3 Forest Street, New Canaan, Connecticut 06840. Based solely on information contained in Schedule 13G/A filed jointly with Rangeley Capital Partners, LP, and Christopher DeMuth, Jr. on February 12, 2013. This stockholder has shared voting and dispositive power over these shares. Based solely on information contained in the Schedule 13D, Rangeley Capital, LLC owns and has shared voting and dispositive power over 200,560 shares, Rangeley Capital Partners, LP owns and has shared voting and dispositive power over 195,300 shares, and Chris DeMuth, Jr. owns and has shared voting and dispositive power over 200,560 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

SL Green Operating Partnership, L.P. and SL Green Interests in Gramercy Investments

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of the Company’s directors.

Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249,000 per annum for year one rising to $315,000 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of the Company’s leased premises and carries rents of approximately $103,000 per annum during the initial year and $123,000 per annum during the final lease year. On June 25, 2012, the lease was amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29,000 per annum during the initial year and $38,000 per annum during the final lease year. All other terms of the lease remain unchanged, except the Company now has the right to cancel the lease with 90 days notice. For the year ended December 31, 2012, 2011 and 2010, the Company paid $361,000, $307,000 and $339,000 under this lease, respectively.

Director Independence

Our Corporate Governance Guidelines provide that a majority of the directors serving on our Board of Directors must be independent as required by the listing standards of the NYSE and the applicable rules promulgated by the SEC. In addition, our Board of Directors has adopted director independence standards, which are certain additional categorical standards to assist in making determinations with respect to the independence of directors. Our Board of Directors has affirmatively determined, based upon its review of all relevant facts and circumstances and after considering all applicable relationships, of which our Board of Directors had knowledge, between or among the directors and our company or our management (any such relationships, if any, are described in the section entitled “Certain Relationships and Related Transactions”), that each of the following directors and director nominees has no direct or indirect material relationship with us and is independent under the listing standards of the NYSE, the applicable rules promulgated by the SEC and our director independence standards: Messrs. Allan J. Baum, Jeffrey E. Kelter, Gregory F. Hughes and Charles S. Laven. Our Board of Directors does not affirmatively determine whether Mr. William H. Lenehan is independent under the listing standards of the NYSE, the applicable rules promulgated by the SEC or our director independence standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fee Disclosure

Audit Fees

Fees for audit services totaled approximately $1,849,098 in 2012 and $2,334,523 in 2011, of which $145,000 and $311,325 was attributable to Sarbanes-Oxley 404 planning and testing in 2012 and 2011, respectively. Audit fees include fees associated with our annual audit and the reviews of our quarterly reports on Form 10-Q. In addition, audit fees include fees for services relating to other reporting requirements including those related to our acquisition, disposition and capital-raising activities. Audit fees also include fees for accounting research.

Audit-Related Fees

Fees for audit-related services totaled approximately $10,000 in 2012 and $65,000 in 2011. The audit-related services for 2012 principally included fees for comfort letters and consents in connection with our acquisition and capital-raising activities.

Tax Fees

Fees for tax compliance, tax advice and tax planning totaled approximately $207,500 in 2012 and $272,615 in 2011.

All Other Fees

We did not incur fees in 2012 and 2011 for other services not included above.

Our Audit Committee considers whether the provision by Ernst & Young LLP of the services that are required to be described under “All Other Fees” is compatible with maintaining Ernst & Young LLP's independence from both management and our company.

Pre-Approval Policies and Procedures of Our Audit Committee

Our Audit Committee must pre-approve all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if: (1) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (2) we did not recognize such services at the time of the engagement to be non-audit services; and (3) such services are promptly brought to our Audit Committee's attention and approved prior to the completion of the audit by our Audit Committee or any of its member(s) who has authority to give such approval. Our Audit Committee may delegate to one or more of its members who is an independent director the authority to grant pre-approvals. All services provided by Ernst & Young LLP in 2012 were pre-approved by our Audit Committee.

AUDIT COMMITTEE REPORT

The following is a report by the Audit Committee of the Board of Directors of Gramercy Property Trust Inc. (the “Audit Committee”) regarding the responsibilities and functions of the Audit Committee. This report shall not be deemed to be incorporated by reference in any previous or future documents filed by us with the SEC) under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this report by reference in any such document.

The Audit Committee oversees our financial reporting process on behalf of our Board of Directors, in accordance with the written charter of the Audit Committee. Management has the primary responsibility for the preparation, presentation and integrity of our financial statements, accounting and financial reporting principles, internal controls and procedures designed to ensure compliance with accounting standards, applicable laws and regulations. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012 with management, including discussions regarding critical accounting policies, other financial accounting and reporting principles and practices appropriate for us, the quality of such principles and practices, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

The Audit Committee reviewed and discussed with Ernst & Young LLP, our independent registered public accounting firm, who is responsible for auditing our financial statements and for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the Audit Committee under Statement on Auditing Standards No. 61, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee received the written disclosure and the letter from Ernst & Young LLP required by the Independence Standards Board Standard No. 1, as currently in effect, discussed with Ernst & Young LLP, their independence from both management and our company and considered the compatibility of Ernst & Young LLP's provision of non-audit services to our company with their independence.

The Audit Committee discussed with Ernst & Young LLP the overall scope and plans for their audit. The Audit Committee met with Ernst & Young LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls, and the overall quality of our financial reporting, including off-balance sheet investments, and our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors (and our Board of Directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

Our Board of Directors has determined that each member of the Audit Committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE. It also has determined that the Audit Committee has at least one “audit committee financial expert,” as defined in Item 407(d)(5) of SEC Regulation S-K, such expert being Mr. Gregory F. Hughes, and that he is “independent,” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Audit Committee held five meetings during fiscal year 2012 (including non-management director sessions after certain of these meetings) attended by each director then serving on the Audit Committee. The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting except for Mr. Konigsberg, who elected not to stand for re-election as a director at the company’s 2012 annual meeting held on December 13, 2012. The committee members rely, without independent investigation or verification, on the information provided to them and on the representations made by management and our independent registered public accounting firm. Accordingly, the Audit Committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee's considerations and discussions referred to above do not assure that the audit of our financial statements has been carried out in accordance with the standards of the Public Company Accounting Oversight Board (United States), that the financial statements are presented in accordance with accounting principles generally accepted in the United States or that Ernst & Young LLP is in fact “independent.”

Submitted by the Audit Committee
Gregory F. Hughes
Allan J. Baum
Charles S. Laven
April 25, 2013

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2013.

Gramercy Property Trust Inc.

By:	/s/ JON W. CLARK
Jon W. Clark
Chief Financial Officer

