Form 10-Q
period 2013-03-31
Gramercy Property Trust Inc.
filed 2013-05-10
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 59,376,249 as of May 10, 2013.

GRAMERCY PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Gramercy Property Trust Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2013	2012
Assets:
Real estate investments, at cost:
Land	$6,923	$1,800
Building and improvements	60,591	21,359
Less: accumulated depreciation	(249)	(50)
Total real estate investments, net	67,265	23,109

Cash and cash equivalents	100,543	105,402
Investment in joint ventures	71,451	72,742
Servicing advances receivable	14,549	-
Retained CDO bonds	8,586	-
Assets held-for-sale, net (includes consolidated VIEs of $0 and $1,913,353, respectively)	-	1,952,264
Tenant and other receivables, net	5,548	4,123
Acquired lease assets, net of accumulated amortization of $170 and $42	4,258	4,386
Deferred costs, net of accumulated amortization of $0 and $2,033	-	415
Other assets	6,361	6,395
Total assets	$278,561	$2,168,836

Liabilities and Equity (Deficit):
Liabilities:
Accounts payable and accrued expenses	$7,299	$8,908
Dividends payable	32,228	30,438
Deferred revenue	371	33
Below-market lease liabilities, net of accumulated amortization of $17 and $4	446	458
Liabilities related to assets held-for-sale (includes consolidated VIEs of $0 and $2,374,516, respectively)	-	2,380,162
Other liabilities	1,025	665
Total liabilities	41,369	2,420,664

Commitments and contingencies	-	-

Equity (deficit):
Common stock, Class A-1, par value $0.001, 100,000,000 shares authorized, 55,373,370 and 56,731,002 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	55	57
Common stock, Class B-1, par value $0.001, 2,000,000 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012.	2	2
Common stock, Class B-2, par value $0.001, 2,000,000 shares authorized, issued and outstanding at March 31, 2013 and December 31, 2012.	2	2
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 4,600,000 shares authorized, 3,525,822 shares issued and outstanding at March 31, 2013 and December 31, 2012.	85,235	85,235
Additional paid-in-capital	1,102,639	1,102,227
Accumulated other comprehensive loss	-	(95,265)
Accumulated deficit	(951,602)	(1,344,989)
Total Gramercy Property Trust Inc. stockholders' equity (deficit)	236,331	(252,731)
Non-controlling interest	861	903
Total equity (deficit)	237,192	(251,828)
Total liabilities and equity (deficit)	$278,561	$2,168,836

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues
Management fees	$8,315	$8,313
Rental revenue	656	-
Investment income	152	-
Operating expense reimbursements	109	-
Other income	27	42
Total revenues	9,259	8,355

Expenses
Property operating expenses:
Property management expenses	5,990	6,168
Property operating expenses	132	-
Total property operating expenses	6,122	6,168

Depreciation and amortization	337	41
Management, general and administrative	4,422	5,127
Acquisition expenses	551	-
Total expenses	11,432	11,336

Loss from continuing operations before equity in income (loss) from joint ventures and provisions for taxes	(2,173)	(2,981)

Equity in net income (loss) of joint ventures	(1,188)	28
Loss from continuing operations before provision for taxes and discontinued operations	(3,361)	(2,953)

Provision for taxes	(405)	(1,312)
Net loss from continuing operations	(3,766)	(4,265)
Net income (loss) from discontinued operations	11,001	(8,037)
Gain on sale of joint venture interest to a related party	1,317	-
Net gains from disposals	389,140	11,943
Provision for taxes	(2,515)	-
Net income from discontinued operations	398,943	3,906
Net income (loss) attributable to Gramercy Property Trust Inc.	395,177	(359)
Accrued preferred stock dividends	(1,790)	(1,790)
Net income (loss) available to common stockholders	$393,387	$(2,149)

Other comprehensive income:
Unrealized gain on available for sale securities and derivative instruments:
Unrealized holding gains arising during period	$-	$119,233
Reclassification of unrealized holding gains on securities and derivative instruments into discontinued operations	95,265	-

Other comprehensive income	95,265	119,233

Comprehensive income attributable to Gramercy Property Trust Inc.	$490,442	$118,874

Comprehensive income attributable to common stockholders	$488,652	$117,084

Basic earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.10)	$(0.12)
Net income from discontinued operations	6.80	0.08
Net income (loss) available to common stockholders	$6.70	$(0.04)

Diluted earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.10)	$(0.12)
Net income from discontinued operations	6.80	0.08
Net income (loss) available to common stockholders	$6.70	$(0.04)
Basic weighted average common shares outstanding	58,678,078	51,261,325
Diluted weighted average common shares and common share equivalents outstanding	58,678,078	51,261,325

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Non-controlling Interests

(Unaudited, dollar amounts in thousands)

	Common Stock, Class A-1		Common Stock, Class B-1		Common Stock, Class B-2
	Shares	Par Value	Par Value	Par Value	Shares	Par Value	Series A Preferred Stock	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Capital Corp	Non-controlling interest	Total
Balance at December 31, 2012	56,731,002	$57	2,000,000	$2	2,000,000	$2	$85,235	$1,102,227	$(95,265)	$(1,344,989)	$(252,731)	$903	$(251,828)
Net income (loss)	-	-	-	-	-	-	-	-	-	395,177	395,177	-	395,177
Change in net unrealized loss on derivative instruments	-	-	-	-	-	-	-	-	10,100	-	10,100	-	10,100
Change in net unrealized loss on securities available for sale	-	-	-	-	-	-	-	-	23,083	-	23,083	-	23,083
Issuance of stock - stock purchase plan	5,766	-	-	-	-	-	-	13	-	-	13	-	13
Gramercy Finance disposal	-	-	-	-	-	-	-	-	62,082	-	62,082	(42)	62,080
Stock based compensation - fair value (1)	(1,363,398)	(2)	-	-	-	-	-	399	-	-	397	-	397
Issuance of stock	-	-	-	-	-	-	-	-	-	-	-	-	-
Dividends accrued on preferred stock	-	-	-	-	-	-	-	-	-	(1,790)	(1,790)	-	(1,790)
Balance at March 31, 2013	55,373,370	$55	2,000,000	$2	2,000,000	$2	$85,235	$1,102,639	$-	$(951,602)	$236,331	$861	$237,192

(1) In the first quarter of 2013, the Company excluded unvested restricted share units from the outstanding share count.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollar amounts in thousands)

	Three months ended March 31,
	2013	2012
Operating Activities:
Net income (loss)	$395,177	$(359)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	771	1,279
Amortization of leasehold interests	-	-
Amortization of acquired leases to rental revenue	(18)	(56)
Amortization of deferred costs	122	274
Amortization of discount and other fees	(9,084)	(7,084)
Straight-line rent adjustment	(183)	(40)
Non-cash impairment charges	7,641	21,068
Net gain on sale of properties and lease terminations	-	(11,943)
Net realized gain on sale of joint venture to related party	(1,317)	-
Net realized gain on disposal of Gramercy Finance	(389,140)	-
Equity in net (income) loss of joint ventures	1,992	(28)
Stock-based compensation	412	421
Provision for loan losses	-	2,545
Changes in operating assets and liabilities:
Restricted cash	(941)	7,939
Tenant and other receivables	(1,068)	157
Accrued interest	5,914	482
Other assets	12,309	(692)
Payment of capitalized tenant leasing costs	(2)	(35)
Accounts payable, accrued expenses and other liabilities	(4,750)	(3,355)
Deferred revenue	956	156
Net cash provided by operating activities	18,791	10,729
Investing Activities:
Capital expenditures and leasehold costs	(346)	(748)
Deferred investment costs	-	445
Proceeds from sale of real estate	-	35,281
Proceeds from disposal of Gramercy Finance	6,291	-
Proceeds from sale of joint venture to related party	8,275	-
New investment originations and funded commitments	-	(535)
Principal collections on investments	34,947	69,289
Investment in joint venture	103	93
Acquisition of real estate	(44,320)	-
Net cash provided by investing activities	4,950	103,825
Financing Activities:
Repayment of collateralized debt obligations	(85,929)	(66,426)
Proceeds from sale of repurchased bonds	34,381	-
Change in restricted cash from financing activities	22,948	(25,515)
Net cash used in financing activities	(28,600)	(91,941)
Net increase (decrease) in cash and cash equivalents	(4,859)	22,613
Cash and cash equivalents at beginning of period	105,402	163,725
Cash and cash equivalents at end of period	$100,543	$186,338
Non-cash activity:
Deferred gain (loss) and other non-cash activity related to derivatives	$-	$(870)
Supplemental cash flow disclosures:
Interest paid	$16,533	$17,158
Income taxes paid	$7	$506

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

  Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

March 31, 2013

1. Business and Organization

Gramercy Property Trust Inc., or the “Company” or “Gramercy”, is a self-managed, integrated commercial real estate investment and asset management company. In April 2013, the Company changed its name from Gramercy Capital Corp. to Gramercy Property Trust Inc. reflecting the Company’s transformation into an equity real estate business, and on April 15, 2013, the Company began trading on the New York Stock Exchange under its new ticker symbol, “GPT”. The Company’s investment criteria focuses on net lease investments in target markets across the United States. As of March 31, 2013, the Company owns directly or in joint ventures, a portfolio of 114 office and industrial buildings totaling approximately 5.8 million square feet, net leased on a long-term basis to tenants, including Bank of America, Nestlé Waters, Philips Electronics and others. The Company also has an asset and property management business which operates under the name Gramercy Asset Management and currently manages for third-parties approximately $1,900,000 of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States.

On March 15, 2013, the Company disposed of its Gramercy Finance segment and exited the commercial real estate finance business. The disposal was completed pursuant to a sale and purchase agreement to transfer the collateral management and sub-special servicing agreements for the Company’s three Collateralized Debt Obligations, CDO 2005-1, CDO 2006-1 and CDO 2007-1, or the CDOs, to CWCapital Investments LLC or CWCapital, for proceeds of $6,291 in cash, after expenses. The Company retained its non-investment grade subordinate bonds, preferred shares, and ordinary shares, or the Retained CDO Bonds, in the three CDOs, which may provide the potential to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds, or what the timing of these proceeds might be. The carrying value of the Retained CDO Bonds as of March 31, 2013 is $8,586. In February 2013, the Company also sold a portfolio of repurchased notes previously issued by two of its three CDOs, generating cash proceeds of $34,381. In addition, the Company expects to receive additional cash proceeds for past CDO servicing advances, when specific assets within the CDOs are liquidated. The carrying value of the receivable for servicing advance reimbursements as of March 31, 2013 is $14,549, including accrued interest at the prime rate of 3.25%. On March 15, 2013, the Company deconsolidated the assets and liabilities of Gramercy Finance from the Company’s Condensed Consolidated Financial Statements and recognized a gain on the disposal of $389,140 within discontinued operations. For a further discussion regarding the disposal of the Gramercy Finance segment see Note 3 “Dispositions and Assets Held for Sale”.

In March 2013, the Company acquired two industrial properties and one truck terminal in all cash transactions for proceeds of approximately $47,000, more fully described in Note 4.

The Company has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent it distributes its taxable income, if any, to its stockholders. In the past the Company has established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities. The Company’s Asset Management business is conducted in a TRS and substantially all of the provision for taxes on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) is related to this business.

Basis of Quarterly Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2013 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements
(Unaudited amounts in thousands, except share and per share data)
March 31, 2013

2. Significant Accounting Policies

Reclassification

Certain prior year balances have been reclassified to conform with current year presentation in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and footnote disclosures to reflect held-for-sale and discontinued operations as of March 31, 2013.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities, or VIEs, in which the Company is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses. As of December 31, 2012, the Company had consolidated three VIEs, the CDOs, which were classified as held-for-sale. On March 15, 2013, following the disposal of Gramercy Finance which is more fully discussed in Note 1, the CDOs were deconsolidated as the Company determined that it was no longer the primary beneficiary of the VIEs. For further discussion on the deconsolidation of the CDOs, see the discussion on VIEs below.

Entities which the Company does not control but where the Company is not the primary beneficiary and are considered VIEs, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

Variable Interest Entities

The Company had no consolidated VIEs as of March 31, 2013. The following is a summary of the Company’s involvement with unconsolidated VIEs as of March 31, 2013:

	Company carrying value-liabilities		Company carrying value-liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Assets
Unconsolidated VIEs
Retained CDO Bonds	$8,586	(1)	$-	$2,378,455	$2,508,378

(1)	Retained CDO Bonds were previously eliminated in consolidation.

The following is a summary of the Company’s involvement with VIEs as of December 31, 2012:

	Company carrying value-liabilities		Company carrying value-liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Liabilities of assets held for sale
Consolidated VIEs
Collateralized debt obligations	$1,913,353	(1)	$2,374,516	$2,469,856	$2,593,392

(1)	Collateralized debt obligations are a component of Non-recourse liabilities of Consolidated VIEs Held for Sale on the Condensed Consolidated Balance Sheets.

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements
(Unaudited amounts in thousands, except share and per share data)
March 31, 2013

Consolidated VIEs

Collateralized Debt Obligations

On March 15, 2013, as a result of the disposal of Gramercy Finance as more fully described in Note 1, the Company deconsolidated three VIEs, the CDOs. The Company was the collateral manager of the three CDOs and in its capacity as collateral manager the Company made decisions related to the collateral that most significantly impacted the economic outcome of the CDOs, which was the basis upon which the Company concluded that it was the primary beneficiary of the CDOs as of December 31, 2012. In connection with the disposal of Gramercy Finance, the Company transferred the collateral management and sub-special servicing agreements for its three CDOs to CWCapital, thereby removing the Company as the collateral manager and its ability to make any and all decisions related to the collateral, including those that would most significantly impact the economic outcome of the CDOs. As of March 15, 2013, the Company had no continuing involvement with the collateral to the CDOs, and as a result, the Company determined that it was no longer the primary beneficiary of the CDOs, and therefore deconsolidated the CDOs.

However, subsequent to the sale, the Company has retained its subordinate debt and equity ownership, or the Retained CDO Bonds, in these CDOs which were previously eliminated in consolidation and were not sold as part of the disposal of Gramercy Finance, which may provide the potential for the Company to receive continuing cash flows in the future, however, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds, or what the timing of these proceeds might be. These interests have been recognized at fair value as the Retained CDO Bonds on the Condensed Consolidated Balance Sheets as a component of other assets. For further discussion of the measurement of fair value of the Retained CDO Bonds see Note 8.

Unconsolidated VIEs

Investment in Retained CDO Bonds

As further discussed above, on March 15, 2013, the Company recognized an asset in Retained CDO Bonds in connection with the disposal of Gramercy Finance. The Company is not obligated to provide any financial support to these CDOs. The Company’s risk of loss is limited to its interest in the Retained CDO Bonds, and the Company does not control the activities that most significantly impact the VIEs’ economic performance.

Real Estate Investments

The Company records acquired real estate investments, which are accounted for as business combinations. Costs directly related to the acquisition of such investments are expensed as incurred. The Company allocates the purchase price of real estate to land, building and intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases at the acquisition date. The values of the above- and below-market leases are amortized and recorded as either an increase in the case of below-market leases or a decrease in the case of above-market leases to rental income over the remaining term of the associated lease. The values associated with in-place leases are amortized over the expected term of the associated lease. The Company assesses the fair value of the leases at acquisition based upon estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, the Company amortizes such below-market lease value into rental income over the renewal period.

Certain improvements are capitalized when they are determined to increase the useful life of the building. Depreciation is computed using the straight-line method over the shorter of the estimated useful life of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements. Maintenance and repair expenditures are charged to expense as incurred.

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements
(Unaudited amounts in thousands, except share and per share data)
March 31, 2013

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

The Company also reviews the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose for assets held for sale. These assessments are recorded as an impairment loss in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset. During the three months ended March 31, 2013 and 2012, the Company recorded no impairment charges on any real estate investments.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity interest in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Condensed Consolidated Balance Sheets and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of March 31, 2013 and December 31, 2012, the Company had investments of $71,451 and $72,742 in joint ventures, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Assets Held for Sale

As of December 31, 2012, in connection with the Company’s efforts to dispose of Gramercy Finance and exit the commercial real estate finance business, the Company classified the assets and liabilities of Gramercy Finance as held-for-sale. As of December 31, 2012, the Company had assets classified as held-for-sale of $1,952,264 related to the disposal of Gramercy Finance. On March 15, 2013, the Company completed the disposal of Gramercy Finance. For further discussion on the disposal of Gramercy Finance see Note 3, “Dispositions and Assets Held for Sale.”

Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as “discontinued operations.” As of March 31, 2013 and December 31, 2012, the Company had real estate investments held-for-sale of $0 and $88,806, respectively. The Company did not record any impairment charges during the three months ended March 31, 2013 and 2012, respectively.

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements
(Unaudited amounts in thousands, except share and per share data)
March 31, 2013

Tenant and Other Receivables

Tenant receivables and other receivables are derived from the rental income that each tenant pays in accordance with the terms of its lease, which is recorded on a straight-line basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that will only be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Tenant and other receivables also include receivables related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of March 31, 2013 and December 31, 2012 were $17 and $211, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.

Servicing Advances Receivable

Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance, more fully described in Note 1. The accrual for reimbursement of servicing advances incurred while the Company was the collateral manager of the CDOs includes expenses such as legal fees incurred to negotiate modifications and foreclosures on loan investments, professional fees incurred on certain loans, or fees for services such as appraisals obtained on real estate properties that served as collateral for loan investments. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated in accordance with the terms of the collateral management and sub-special servicing agreements, which were sold in connection with the disposal of Gramercy Finance. The Company has no control over the timing of the resolution of the related assets, however, the Company earns accrued interest at the prime rate for the time that these reimbursements are outstanding.

Retained CDO Bonds

The Company recognized the Retained CDO Bonds at fair value on March 15, 2013 in conjunction with the disposal of Gramercy Finance. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing of these proceeds may be. The Company has the intent and ability to hold these investments until maturity, and will amortize the difference between the discounted cash flows and un-discounted cash flows through investment income for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income recognition on these investments. On a quarterly basis, the Company will assess the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary.  If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method.

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements
(Unaudited amounts in thousands, except share and per share data)
March 31, 2013

Intangible Assets

The Company follows the acquisition method of accounting for business combinations. The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analyses and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases.

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

The Company recorded $95 and $15 of amortization of intangible assets as part of depreciation and amortization, including $3 and $15 within discontinued operations for the three months ended March 31, 2013 and 2012, respectively. The Company recorded $10 and $56 of amortization of intangible assets and liabilities as an increase to rental revenue, including $34 and $56 within discontinued operations for the three months ended March 31, 2013 and 2012, respectively.

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

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited amounts in thousands, except share and per share data)
March 31, 2013

Valuation of Financial Instruments

At December 31, 2012, the Company measured financial instruments, including loans and other lending investments, commercial mortgage-backed securities, or CMBS, and derivative instruments, which were disposed of in the first quarter of 2013 in connection with the disposal of Gramercy Finance at fair value on a recurring basis and non-recurring basis. These financial instruments were deconsolidated at fair value in connection with the disposal of Gramercy Finance on March 15, 2013.

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

The three broad levels are defined as follows:

Level I — This level is comprised of financial instruments that have quoted prices that are available in active markets for identical assets or liabilities. The type of financial instruments included in this category is highly liquid instruments with actively quoted prices.

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

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements
(Unaudited amounts in thousands, except share and per share data)
March 31, 2013

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

Commercial Mortgage-Backed Securities

  On March 15, 2013, the Company deconsolidated its commercial mortgage-backed securities, or CMBS, in connection with the disposal of Gramercy Finance. On the date of disposal, the Company marked all CMBS to fair value and then recognized an other-than-temporary impairment for all CMBS in an unrealized loss position equal to the entire difference between the amortized cost basis and the fair value, before deconsolidating the Company’s portfolio of CMBS. The Company recorded the unrealized gain portion of CMBS equal to the excess of the fair value over the amortized cost as a component of accumulated other comprehensive income (loss) before deconsolidation. As of December 31, 2012, due to the expected disposal of Gramercy Finance at that reporting date, the Company recognized an other-than-temporary impairment for all CMBS in an unrealized loss position because it could no longer express the intent to hold its CMBS until maturity.

On the date of acquisition of the Company’s CMBS, the Company had determined the appropriate accounting model for impairment and revenue recognition based on management’s assessment of the risk of loss. The Company designated its entire CMBS portfolio as available-for-sale. Securities that were considered to have a remote risk of loss were those securities that management determined were of high credit quality and were sufficiently collateralized to protect the acquired class from losses.  Management made this determination based upon an evaluation of the underlying collateral, which was performed on every acquisition, regardless of the acquisition price and rating.

The Company determined the fair value of CMBS based on the types of securities in which the Company had invested. The Company consulted with dealers of securities to periodically obtain updated market pricing for the same or similar instruments. For securities for which there was no active market, the Company may have utilized a pricing model to reflect changes in projected cash flows. The value of the securities were derived by applying discount rates to such cash flows based on current market yields. The yields employed were obtained from the Company’s own experience in the market, advice from dealers when available, and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates, when available, may vary to some degree, the Company made certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited amounts in thousands, except share and per share data)
March 31, 2013

Stock-Based Compensation Plans

The Company has a stock-based compensation plan, described more fully in Note 9. The Company accounts for this plan using the fair value recognition provisions. The Company uses the Black-Scholes option-pricing model to estimate the fair value of a stock option award. This model requires inputs such as expected term, expected volatility and the risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation cost. These inputs are highly subjective and generally require significant analysis and judgment to develop.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period. For three months ended March 31, 2013 and 2012, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted-average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. As of March 31, 2013, and December 31, 2012, the Company had 632,278 and 1,383,388 weighted-average unvested restricted shares outstanding, respectively.

The fair value of each stock option granted is estimated on the date of grant for options issued to employees using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2013 and 2012.

	2013	2012
Dividend yield	5.5%	5.0%
Expected life of option	5.0 years	5.0 years
Risk free interest rate	0.72%	0.89%
Expected stock price volatility	53.0%	80.0%

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

For the three months ended March 31, 2013 and 2012, the Company recorded $2,920 and $1,312 of income tax expense, including $2,515 and $0 within discontinued operations, respectively. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if we believe it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited amounts in thousands, except share and per share data)
March 31, 2013

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of March 31, 2013 and 2012, the Company did not incur any material interest or penalties.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions. Prior to the disposal of Gramercy Finance in March 2013, the Company had also performed ongoing analysis of credit risk concentrations in its loan and other lending investment portfolio by evaluating exposure to various markets, underlying property types, investment structure, term, sponsors, tenants and other credit metrics.

Two asset management clients accounted for 98% and one asset management client accounted for 100% of the Company’s management fee income for the three months ended March 31, 2013 and 2012, respectively. One tenant accounted for 46% of the Company’s rental revenue for the three months ended March 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued additional guidance on comprehensive income (loss) which requires the provision of information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. This guidance also requires presentation on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This update is effective for reporting periods beginning after December 15, 2012 with early adoption permitted.  The Company’s adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited amounts in thousands, except share and per share data)
March 31, 2013

3. Dispositions and Assets Held-for-Sale

The Company did not classify any assets as held-for-sale as of March 31, 2013. The following operating results of Gramercy Finance and the assets held-for-sale as of March 31, 2013, and the assets sold during the three months ended March 31, 2013 and 2012, are included in discontinued operations for all periods presented:

	Three Months Ended March 31,
	2013	2012
Operating Results:
Revenues	$33,516	$43,346
Operating expenses	(3,548)	(5,256)
Marketing, general and administrative	(1,260)	(1,574)
Interest expense	(14,653)	(20,652)
Depreciation and amortization	(15)	(288)
Loans held for sale and CMBS OTTI	(7,641)	(21,068)
Provision for loan losses	-	(2,545)
Expense reimbursements (1)	5,406	-
Equity in net income from joint venture	(804)	-
Net income (loss) from operations	11,001	(8,037)
Loss on sale of joint venture interests to a related party	1,317	-
Net gains from disposals	389,140	11,943
Provision for taxes	(2,515)	-
Net income from discontinued operations	$398,943	$3,906

(1)	The Company received reimbursements for enforcement costs of $5,406 incurred on the behalf of a pari-passu lender for one loan held by the CDOs, which the Company incurred in prior years. The Company fully reserved for these costs when incurred due to the uncertainity of recovery.

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

Gramercy Finance Segment

On March 15, 2013, the Company disposed of Gramercy Finance and exited the commercial real estate finance business, as discussed more fully in Note 1. The Company recognized a gain of $389,140 in discontinued operations related to the disposal. The gain was calculated based upon the difference between the proceeds received of $6,291, after expenses, the fair value of the Retained CDO Bonds of $8,492, the accrual for the reimbursement of past servicing advances paid plus accrued interest of $14,529 and the net difference of the carrying value of the liabilities and the assets of Gramercy Finance of ($421,911) as of the date of disposal, March 15, 2013.

The basis of the assets and liabilities of Gramercy Finance were derecognized as follows:

-	Loans and other lending investments were derecognized at the lower of cost or market value as of the date of disposal. The fair value of the loans was measured by an internally developed model which considered the price that a third-party would pay to assume the loans and other lending investments at the disposal date;
-	CMBS investments were derecognized at fair value as of the date of disposal. For CMBS investments in an unrealized loss position, the Company recognized an other-than-temporary impairment equal to the entire difference between the investment’s amortized cost basis and its fair value at the date of disposal which is included in net income from discontinued operations. For CMBS investments in an unrealized gain position as of the date of disposal, the Company recorded the unrealized gains as a component of accumulated other comprehensive income (loss) in stockholders’ equity;
-	Derivative instruments were derecognized at fair value as of March 15, 2013. The derivatives were not terminated, but instead were transferred with the CDOs; and,
-	The non-recourse CDOs were derecognized at carrying value, which represents the full amount of outstanding liabilities issued by the CDO trusts.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited amounts in thousands, except share and per share data)
March 31, 2013

For a further discussion regarding the measurement of financial instruments see Note 8, “Fair Value of Financial Instruments.”

The Company recognized other assets and other receivables retained in the disposal of Gramercy Finance and previously eliminated in consolidation as follows:

-	Retained CDO Bonds were recognized at the present value of cash flows expected to be collected, which is based upon management’s assumptions and judgments regarding the resolution of the underlying assets; and,
-	The accrual for reimbursement of past servicing advances is based upon actual expenses incurred by the Company plus accrued interest at the prime rate for the time from which the expenses were incurred through March 15, 2013.

4. Acquisitions

Memphis MSA Industrial Building

In March 2013, the Company acquired the Olive Branch Industrial Building, a 605,000 square foot industrial warehouse facility located in Olive Branch, Mississippi in the Memphis, Tennessee Metropolitan Statistical Area, or MSA, on approximately 43 acres, for $24,650. The building is 100% leased to one tenant through 2022. The Company is currently analyzing the fair value of the lease and real estate assets; and accordingly, the purchase price allocation is preliminary and subject to change. The initial recording of the assets included $23,508 of real estate assets.

Garland Industrial Building

In March 2013, the Company acquired the Garland Industrial Building, a 342,000 square foot industrial tool manufacturing facility located in Garland, Texas in the Dallas, Texas MSA on approximately 20 acres, for $10,700. The building is 100% leased to one tenant through 2032. The Company is currently analyzing the fair value of the lease and real estate assets; and accordingly, the purchase price allocation is preliminary and subject to change. The initial recording of the assets included $9,162 of real estate assets.

East Brunswick Truck Terminal

In March 2013, the Company acquired the East Brunswick Truck Terminal, a 38,000 square foot, 101 dock door truck terminal on a 16.25-acre site, for $11,650. The building is located in East Brunswick, New Jersey in the New York, New York MSA and is 100% leased to one tenant through 2019. The Company is currently analyzing the fair value of the lease and real estate assets; and accordingly, the purchase price allocation is preliminary and subject to change. The initial recording of the assets included $11,650 of real estate assets.

Indianapolis Industrial Portfolio

In November 2012, the Company acquired the Indianapolis Industrial Portfolio, two Class A industrial properties in the Indianapolis MSA, totaling 540,000 square-feet for $27,125. The properties are 100% leased to three tenants with lease expiration dates through 2024. The Company analyzed the fair value of the leases and real estate assets; and, accordingly, the purchase price allocation is finalized. The current allocation of the assets includes $23,159 of net real estate assets, $4,428 of net intangible assets and $462 of net intangible liabilities.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited amounts in thousands, except share and per share data)
March 31, 2013

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the three months ended March 31, 2013 and March 31, 2012 as though the acquisitions of the Memphis MSA Industrial Building, Garland Industrial Building, the East Brunswick Truck Terminal and the Indianapolis Industrial Portfolio were completed on January 1, 2012. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three months ended March 31,
	2013	2012
Pro forma revenues	$10,054	$9,914
Pro forma net income (loss) available to common stockholders	$394,411	$(1,267)
Pro forma earnings per common share-basic	$6.72	$(0.02)
Pro forma earnings per common share-diluted	$6.72	$(0.02)
Pro forma common shares-basic	58,678,078	51,261,325
Pro forma common share-diluted	58,678,078	51,261,325

5. Investments in Joint Ventures

Bank of America Portfolio

The Company owns a 50% interest in a joint venture of a portfolio of 108 properties, or the Bank of America Portfolio, located across the United States totaling approximately 4.1 million rentable square feet and is 85% leased to Bank of America, N.A., under a master lease with expiration dates through 2023, with a total portfolio occupancy of approximately 89%. The Bank of America Portfolio was acquired in December of 2012. The acquisition was financed with a $200,000 floating rate, interest-only mortgage loan maturing in 2014, collateralized by 67 properties of the portfolio. The remaining properties are unencumbered. During the three months ended March 31, 2013, the joint venture sold 5 properties for proceeds of $9,849. At March 31, 2013 and December 31, 2012, the investment has a carrying value of $71,323 and $72,541, respectively, and for the three months ended March 31, 2013, the Company recorded its pro rata share of net loss of the joint venture of $1,218.

Philips Building

The Company owns a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021. The property is financed by a $41,000 fixed rate mortgage loan maturing in 2025. As of March 31, 2013 and December 31, 2012, the investment has a carrying value of $128 and $201, respectively. The Company recorded its pro rata share of net income of the joint venture of $30 and $28 for the three months ended March 31, 2013 and 2012, respectively.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited amounts in thousands, except share and per share data)

March 31, 2013

 The Condensed Consolidated Balance Sheets for the Company’s joint ventures at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Assets:
Real estate assets, net	$418,972	$452,692
Pledged government securities (1)	314,168	-
Other assets	60,230	219,760
Total assets	$793,370	$672,452
Liabilities and members' equity:
Mortgages payable (1)	$549,650	$553,140
Other liabilities	98,317	90,255
Members' equity	145,403	29,057
Liabilities and members' equity	$793,370	$672,452

(1)	The Company’s Bank of America Portfolio Joint Venture acquired a pool of treasure securities that defeased the mortgage loan that had previously encumbered the Bank of America Portfolio’s properties. The pledged government securities are U.S. Treasury bonds designated as defeasance collateral for mortgage notes payable of $308,650 and $312,140 as of March 31, 2013 and December 31, 2012, respectively.

The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the joint ventures for the three months ended March 31, 2013, and 2012 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	Three months ended March 31,
	2013	2012
Revenues	$19,256	$914
Operating expenses	9,738	2
Interest (1)	6,931	531
Depreciation	4,895	268
Total expenses	21,564	801
Net income (loss)	$(2,308)	$113
Company's equity in net loss within continuing operations	$(1,188)	$28
Company's equity in net income within discontinued operations	$(804)	$-

(1)	The Bank of America Portfolio net loss includes a net loss of $2,048 from a defeased mortgage acquired as part of the joint venture’s acquisition. The pool of treasury securities which defeased the mortgage loan generate sufficient cash flows to cover the debt service requirements, but do not generate income to offset the corresponding cash flows and interest expense.

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements

(Unaudited amounts in thousands, except share and per share data)

March 31, 2013

6. Leasing Agreements

The Company’s properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2032. These leases generally contain rent increases and renewal options.

Future minimum rental income under non-cancelable leases excluding reimbursements for operating expenses as of March 31, 2013 are as follows:

Operating Leases
April 1, 2013 to December 31, 2013	$3,116
2014	5,718
2015	5,779
2016	5,791
2017	5,829
Thereafter	34,549
Total minimum lease rental income	$60,782

7. Related Party Transactions

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of the Company’s directors. Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of the Company’s leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. On June 25, 2012, the lease was further amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remain unchanged, except the Company now has the right to cancel the lease with 90 days notice. For the three months ended March 31, 2013, and 2012, the Company paid $118 and $96 under this lease, respectively.

In September 2012, the Company, an affiliate of SL Green and several other unrelated parties recapitalized a portfolio of office buildings located in Southern California, or the Southern California Office Portfolio, through the contribution of an existing preferred equity investment to a newly formed joint venture. As of December 31, 2012, the Company’s 10.6% interest in the joint venture had a carrying value of $7,215 and was classified as held for sale in connection with the classification of Gramercy Finance as held for sale. For the three months ended March 31, 2013, the Company recorded its pro rata share of net losses on the joint venture of $458, within discontinued operations. In January 2013, the Company sold its 10.6% interest in the joint venture of the Southern California Office Portfolio, which was part of the Gramercy Finance segment, to an affiliate of SL Green for proceeds of $8,275 and recorded a gain on disposition to a related party of $1,317 within discontinued operations.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited amounts in thousands, except share and per share data)

March 31, 2013

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

In connection with the Company’s disposal of Gramercy Finance, more fully described in Note 3 – “Dispositions and Assets Held-for-Sale”, the Company recorded recurring and non-recurring fair value measurements as of the date of disposal for certain financial instruments before derecognition.

The following table presents the carrying value in the financial statements, and approximate fair value of financial instruments at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Lending investments (1), (2)	$-	$-	$784,135	$816,283
CMBS (2)	$-	$-	$932,265	$932,265
Derivative instruments (2)	$-	$-	$173	$173
Retained CDO Bonds (3)	$8,586	$8,586	$-	$-
Financial liabilities:
Collateralized debt obligations (1), (2)	$-	$-	$2,188,579	$1,474,236
Derivative instruments (2)	$-	$-	$173,623	$173,623

(1)	Lending investments and CDOs are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.
(2)	In connection with the disposal of Gramercy Finance, lending investments, CMBS investments, derivative instruments, and collateralized debt obligations were classified as held-for-sale as of December 31, 2012.
(3)	Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.

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

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited amounts in thousands, except share and per share data)

March 31, 2013

Derivative instruments: The Company’s derivative instruments, which are primarily comprised of interest rate swap agreements, are carried at fair value in the Condensed Consolidated Financial Statements based upon third-party valuations.

Retained CDO Bonds: Non-investment grade, subordinate CDO bonds, preferred shares and ordinary shares are presented on the Condensed Consolidated Financial Statements at fair value. The fair value is determined by an internally developed discounted cash flow model.

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at March 31, 2013 and December 31, 2012. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since March 31, 2013 and December 31, 2012, and current estimates of fair value may differ significantly from the amounts presented herein.

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

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited amounts in thousands, except share and per share data)

March 31, 2013

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At March 31, 2013	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	-	-	-	-
	$-	$-	$-	$-
CMBS available for sale:
Investment grade	$-	$-	$-	$-
Non-investment grade	-	-	-	-
	$-	$-	$-	$-
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$8,586	$-	$-	$8,586
	$8,586	$-	$-	$8,586
Financial Liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	-	-	-	-
	$-	$-	$-	$-

At December 31, 2012	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$173	$-	$-	$173
Interest rate swaps	-	-	-	-
	$173	$-	$-	$173
CMBS available for sale:
Investment grade	$281,495	$-	$-	$281,495
Non-investment grade	650,770	-	-	650,770
	$932,265	$-	$-	$932,265
Financial Liabilities:
Derivative instruments:
Interest rate caps	$173,623	$-	$-	$173,623
Interest rate swaps	-	-	-	-
	$173,623	$-	$-	$173,623

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited amounts in thousands, except share and per share data)

March 31, 2013

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

Total losses or (gains) from derivatives for the period ended March 15, 2013 were $10,100 in accumulated other comprehensive income (loss), and then subsequently on the date of disposal, the Company reclassified the amounts out of accumulated other comprehensive income (loss) and derecognized the derivative instruments. Total losses or (gains) from derivatives for the three months ended March 31, 2012 are $870. During the three months ended March 31, 2013, the Company entered into no interest rate caps.

CMBS: CMBS are generally valued on a recurring basis by (i) obtaining assessments from third-party dealers who primarily use market-based inputs such as changes in interest rates and credit spreads, along with recent comparable trade data; and (ii) pricing services that use a combination of market-based inputs along with unobservable inputs that require significant judgment, such as assumptions on the underlying loans regarding net property operating income, capitalization rates, debt service coverage ratios and loan-to-value default thresholds, timing of workouts and recoveries, and loan loss severities. Third-party dealer marks, which were used to value the majority of the Company’s CMBS, are indications received from dealers in the respective security, from which the Company could transact at on the valuation date. The Company used all data points obtained, including comparable trades completed by the Company or available in the market place in determining its fair value of CMBS. Pricing service models are designed to replicate a market view of the underlying collateral, however, the models are most sensitive to the unobservable inputs such as timing of loan defaults and severity of loan losses and significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs, would result in a significantly lower (higher) fair value measurement. Due to the inherent uncertainty in the determination of fair value, the Company had designated its CMBS as Level III.

Retained CDO Bonds: Retained CDO Bonds are valued on a recurring basis using an internally developed discounted cash flow model. Management estimates the timing and amount of cash flows expected to be collected and applies a discount rate equal to the yield that the Company would expect to pay for similar securities with similar risks at the valuation date. Future expected cash flows generated by management require significant assumptions and judgment regarding the expected resolution of the underlying collateral, which includes loans and other lending investments, real estate investments, and CMBS. The resolution of the underlying collateral requires further management assumptions regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements, net property operating income, timing of workouts and recoveries, loan loss severities and other factors. The models are most sensitive to the unobservable inputs such as the timing of a loan default or property sale and the severity of loan losses. Significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs would result in a significantly lower (higher) fair value measurement. Due to the inherent uncertainty in the determination of fair value, the Company has designated its Retained CDO Bonds as Level III.

Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements of the Retained CDO Bonds on a non-recurring basis as of March 31, 2013 are:

	At March 31, 2013
Financial Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range
Retained CDO Bonds
Non-investment grade, subordinate CDO bonds	$8,586	Discounted cash flows	Discount rate	30.00% to 50.00%

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements

(Unaudited amounts in thousands, except share and per share data)

March 31, 2013

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	CMBS Available for sale - Investment Grade	CMBS Available for Sale -Non- Investment Grade	Derivative Instruments	Retained CDO Bonds
Balance as of December 31, 2012	$281,495	$650,770	$173	$-
Change in CMBS investment status	(1,506)	1,506	-	-
Amortization of discounts or premiums	1,264	6,075	-	94
Proceeds from CMBS principal repayments	(10,526)	-	-	-
Gramercy Finance disposal	(274,133)	(670,387)	(219)	8,492
Adjustments to fair value:
Included in other comprehensive income	3,406	19,677	46	-
Other-than-temporary impairments	-	(7,641)	-	-
Balance as of March 31, 2013	$-	$-	$-	$8,586

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments - Interest Rate Swaps
Balance as of December 31, 2012	$173,623
Gramercy Finance disposal	(163,716)
Adjustments to fair value:
Unrealized loss	(9,907)
Balance as of March 31, 2013	$-

Fair Value on a Non-Recurring Basis

The Company used fair value measurements on a non-recurring basis in its assessment of fair value on loans and other lending investments that had been written down to fair value as a result of valuation allowances established for loan losses and loans and other lending investments classified as held-for-sale to adjust the carrying value to the lower of cost or fair value. As of March 15, 2013, or on the date of disposal of Gramercy Finance, the Company evaluated its loan investments for impairment before derecognizing the loan investments at the lower of cost or fair value. The Company recorded no impairments as of March 15, 2013. This differs from the Company’s determination of allowances for loan losses as the Company considered the value that a purchaser would be willing to acquire the asset at the date of disposal instead of at the ultimate resolution of the asset.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited amounts in thousands, except share and per share data)

March 31, 2013

The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the three months ended March 31, 2013 and the year ended December 31, 2012:

At March 31, 2013	Total	Level I	Level II	Level III
Financial Assets:
Lending investments:
Whole loans	$-	$-	$-	$-
Subordinate interests in whole loans	-	-	-	-
Mezzanine loans	-	-	-	-
Preferred equity	-	-	-	-
	$-	$-	$-	$-
Real Estate Investments:
Office	$-	$-	$-	$-
Land	-	-	-	-
Hotel	-	-	-	-
Branch	-	-	-	-
Industrial	-	-	-	-
	$-	$-	$-	$-

At December 31, 2012	Total	Level I	Level II	Level III
Financial Assets:
Lending investments - held-for-sale (allowance for loan loss):
Whole loans	$60,335	$-	$-	$60,335
Subordinate interests in whole loans	9,131	-	-	9,131
Mezzanine loans	-	-	-	-
Preferred equity	-	-	-	-
	$69,466	$-	$-	$69,466
Lending investments - held-for-sale (impairment for lower of cost or fair value):
Whole loans	$174,477	$-	$-	$174,477
Subordinate interests in whole loans	1,649	-	-	1,649
Mezzanine loans	20,422	-	-	20,422
Preferred equity	-	-	-	-
	$196,548	$-	$-	$196,548
Real Estate Investments:
Office	$3,593	$-	$-	$3,593
Land	24,195	-	-	24,195
Hotel	24,034	-	-	24,034
Branch	4,749	-	-	4,749
Industrial	-	-	-	-
	$56,571	$-	$-	$56,571

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements

(Unaudited amounts in thousands, except share and per share data)

March 31, 2013

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

9. Stockholders’ Equity

The Company’s authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2013, 59,373,370 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Preferred Stock

Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of March 31, 2013 and December 31, 2012, the Company accrued Series A preferred stock dividends of $32,228 and $30,438, respectively.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) grants of shares of restricted and unrestricted common stock; (ii) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (iii) the grant of stock options that do not qualify, or NQSOs; and, (iv) the grant of stock options in lieu of cash directors’ fees. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At March 31, 2013, 1,928,767 shares of common stock were available for issuance under the Equity Incentive Plan.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited amounts in thousands, except share and per share data)

March 31, 2013

 Through March 31, 2013, 1,792,872 restricted shares had been issued under the Equity Incentive Plan, of which 85% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $118 and $323 was recorded for the three months ended March 31, 2013 and 2012, respectively, related to the issuance of restricted shares. Compensation expense of $1,973 will be recorded over the course of the next 59 months representing the remaining vesting period of equity awards issued under the Equity Incentive Plan as of March 31, 2013.

  In March 2013, the Company granted to four senior officers of the Company pursuant to the Company’s Equity Incentive Plan a total of 115,000 time-based restricted stock awards and 345,000 performance-based restricted stock units.  The time-based awards vest in five equal annual installments commencing December 15, 2013, subject to continued employment.  Vesting of the performance-based units requires achievement of absolute increases in the Company’s Funds From Operations, or FFO, or stock price during the five-year vesting period in addition to continued employment.

In March 2013, the Company also granted the four senior officers equity awards pursuant to the Company’s 2012 Long-Term Outperformance Plan, or “2012 Outperformance Plan,” in the form of LTIP units having an aggregate maximum value of $4,000.  The amount of LTIP units actually earned by the executives under the 2012 Outperformance Plan can range from 20% of the maximum amount if the Company’s common stock price equals a minimum hurdle of $5.00 per share (less any dividends paid during the performance period) to 100% of the maximum amount if the Company’s common stock price equals or exceeds $9.00 per share (less any dividends paid during the performance period) on a valuation date during the four-year performance period.  The executives will not earn any LTIP units under the 2012 Outperformance Plan to the extent that the Company’s common stock price on each of the four valuation dates is less than the $5.00 per share minimum hurdle.

During the performance period, which commenced on July 1, 2012 and ends on June 30, 2016, the executives may earn up to 12%, 24% and 36% of the maximum amount under the 2012 Outperformance Plan at the end of the first, second and third plan years, respectively, if the Company’s common stock price has equaled or exceeded the stock price hurdles as of the end of such years.   If the minimum stock price hurdle is met as of the end of any such plan year, the actual amount earned will range on a sliding scale from 20% of the maximum amount that may be earned as of such date (at the minimum stock price hurdle) to 100% of the maximum amount that may be earned as of such date (at the maximum stock price hurdle).  Any LTIP units earned under the 2012 Outperformance Plan will remain subject to vesting, with 50% of any LTIP units earned vesting on June 30, 2016 and the remaining 50% vesting on June 30, 2017 based, in each case, on continued employment through the vesting date.

LTIP units are a class of limited partnership interests in GPT Property Trust LP, the Company’s operating partnership, that are structured to quality as “profits interests” for federal income tax purposes and do not have full parity, on a per unit basis, with the Class A limited partnership interests in the Company or its operating partnership with respect to liquidating distributions.

As of March 31, 2013, there were approximately 490,637 phantom stock units outstanding, of which 480,137 units are vested.

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements

(Unaudited amounts in thousands, except share and per share data)

March 31, 2013

Earnings per Share

Earnings per share for the three months ended March 31, 2013 and 2012 are computed as follows:

	For the Three Months Ended March 31, (1)
	2013	2012
Numerator - Income (loss)
Net income (loss) from continuing operations	$(3,766)	$(4,265)
Net income (loss) from discontinued operations	398,943	3,906
Net Income (loss)	395,177	(359)
Accrued preferred stock dividends	(1,790)	(1,790)
Numerator for basic income per share - Net income (loss) available to common stockholders:	393,387	(2,149)
Effect of dilutive securities	-	-
Diluted Earnings:
Net income (loss) available to common stockholders	$393,387	$(2,149)
Denominator-Weighted Average shares:
Weighted average shares outstanding	59,310,356	51,261,325
Less: Unvested restricted shares	(632,278)	-
Denominator for basic income per share	58,678,078	51,261,325
Effect of dilutive securities
LTIP	-	-
Stock based compensation plans	-	-
Phantom stock units	-	-
Diluted shares	58,678,078	51,261,325

(1)	Net income (loss) adjusted for non-controlling interests.

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the three months ended March 31, 2013, 40,073 share options and 490,637 phantom share units, were computed using the treasury share method, which due to the net loss were anti-dilutive. For the three months ended March 31, 2012, 16,264 share options, 529,143 phantom share units and 222,619 LTIP units were computed using the treasury share method, which due to the net loss were anti-dilutive.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited amounts in thousands, except share and per share data)

March 31, 2013

Accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 is comprised of the following:

	As of March 31,
	2013	2012
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	$-	$(182,972)
Net unrealized loss on available-for-sale securities	-	(138,734)
Total accumulated other comprehensive income (loss)	$-	$(321,706)

The Company reclassified unrealized gains on CMBS of $107,774 into net income as a component of the gain on disposal of Gramercy Finance on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).  The Company also reclassified the unamortized fair value of terminated swaps previously designated as cash flow hedges of $6,359 into net income as a component of the gain on disposal of Gramercy Finance presented Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

10. Commitments and Contingencies

The Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.

The Company’s corporate offices at 420 Lexington Avenue, New York, New York are subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises are leased on a co-terminus basis with the remainder of the Company’s leased premises and carries rents of approximately $103 per annum during the initial lease year and $123 per annum during the final lease year. On June 25, 2012, the lease was further amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remain unchanged, except the Company now has the right to cancel the lease with 90 days notice.

The Company’s regional management office located at 610 Old York Road, Jenkintown, Pennsylvania, is subject to an operating lease with an affiliate of KBS Real Estate Investment Trust, Inc., or KBS.  The lease is for approximately 17,000 square feet, and expires on August 31, 2013, with rents of approximately $322 per annum.  The Company’s regional management office located at 800 Market Street, St. Louis, Missouri is subject to an operating lease with St. Louis BOA Plaza, LLC.  The lease is for approximately 2,000 square feet, expires on September 30, 2013, and is cancelable with 90 days’ notice.  The lease is subject to rents of $32 per annum.

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements

(Unaudited amounts in thousands, except share and per share data)

March 31, 2013

11. Income Taxes

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

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay dividend to common stockholders. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for eighteen quarters as of March 31, 2013. The Company expects that it will continue to elect to retain capital for liquidity purposes; however, as the Company’s new business strategy is implemented and sustainable cash flows grow, the Company will re-evaluate its dividend policy with the intention of resuming dividends. However, in accordance with the provisions of the Company’s charter, the Company may not pay any dividends on its common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

For the three months ended March 31, 2013 and 2012, the Company recorded $2,920 and $1,312 of income tax expense, including $2,515 and $0 within discontinued operations, respectively. Tax expense for the three months ended March 31, 2013 and 2012 in continuing operations is comprised of federal, state and local taxes primarily attributable to Gramercy Asset Management. Tax expense for the three months ended March 31, 2013 included in discontinued operations is comprised of federal, state and local taxes attributable to the sale of the CDO management contracts to CWCapital.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of March 31, 2013, and December 31, 2012, the Company did not incur any material interest or penalties.

12. Segment Reporting

As of March 31, 2013, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. On March 15, 2013, the Company disposed of its third reportable segment, Gramercy Finance, as more fully discussed in Note 1. The reportable segments were determined based on the management approach, which looks to the Company’s internal organizational structure. These three lines of business require different support infrastructures. In 2012, as a result of the Company’s new investment criteria focusing on net lease investments, the Company changed the composition of its business segments to separate Asset Management from Investments.

The Investments/Corporate segment includes all of the Company’s activities related to net lease investments in markets across the United States. The Investments/Corporate segment generates revenues from rental revenues from properties owned by the Company.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited amounts in thousands, except share and per share data)
March 31, 2013

The Asset Management segment includes substantially all of the Company’s activities related to asset and property management services. The Asset Management segment generates revenues from fee income related to the management agreements for properties owned by third-parties.

The Finance segment was classified as held for sale at December 31, 2012 in connection with the disposal in the first quarter of 2013.

The Company evaluates performance based on the following financial measures for each segment:

	Finance	Asset Management	Realty / Corporate	Total Company
Three Months Ended March 31, 2013
Total revenues	$-	$8,315	$944	$9,259
Equity in net loss from unconsolidated joint ventures	-	-	(1,188)	(1,188)
Total operating and interest expense (1)	-	(7,088)	(4,749)	(11,837)
Net income (loss) from continuing operations (2)	$-	$1,227	$(4,993)	$(3,766)

	Finance	Asset Management	Realty / Corporate	Total Company
Three Months Ended March 31, 2012
Total revenues	$-	$8,313	$42	$8,355
Equity in net income from unconsolidated joint ventures	-	-	28	28
Total operating and interest expense (1)	-	(8,802)	(3,846)	(12,648)
Net loss from continuing operations (2)	$-	$(489)	$(3,776)	$(4,265)

	Finance	Asset Management	Realty / Corporate	Total Company
Total Assets:
March 31, 2013	$-	$7,797	$270,764	$278,561
December 31, 2012	$1,937,554	$-	$231,282	$2,168,836

(1)	Total operating and interest expense includes operating costs on commercial property assets for the realty business and costs to perform required functions under the management agreement for the asset management business. Depreciation and amortization of $337 and $41 and provision for taxes of $405 and $1,312 for the years ended March 31, 2013 and 2012, respectively, are included in the amounts presented above.
(2)	Net income (loss) from continuing operations represents loss before non-controlling interest and discontinued operations.

13. Subsequent Events

On April 30, 2013, the Company received a distribution from the Bank of America Portfolio joint venture in the amount of $10,200. The distribution was primarily derived from the Company’s pro-rata share of the net sales proceeds from unencumbered properties sold by the joint venture.

On May 6, 2013, the Company closed on the acquisition of a 178 dock door freight truck terminal situated on 38.4 acres, located in Atlanta, Georgia in an all cash transaction for a purchase price of approximately $7,850. The property is 100% leased to Fed Ex Freight Inc. through May 2020. The Company is currently analyzing the fair value of the leases and real estate assets and accordingly, the purchase price allocation is preliminary and subject to change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands, except for Overview section, share and per share data)

Overview

Gramercy Property Trust Inc. is a self-managed, integrated commercial real estate investment and asset management company. In April 2013, we changed our name from Gramercy Capital Corp. to Gramercy Property Trust Inc. reflecting our transformation into an equity real estate business, and on April 15, 2013, we began trading on the New York Stock Exchange on under our new ticker symbol, “GPT”. Our investment criteria focuses on net lease investments in target markets across the United States. As of March 31, 2013, we own directly or in joint ventures, a portfolio of 114 office and industrial buildings totaling approximately 5.8 million square feet, net leased on a long-term basis to tenants, including Bank of America, Nestlé Waters, Philips Electronics and others. We also have an asset and property management business which operates under the name Gramercy Asset Management and currently manages for third-parties, approximately $1.9 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States.

On March 15, 2013, we disposed of our Gramercy Finance segment and exited the commercial real estate finance business. The disposal was completed pursuant a purchase and sale agreement to transfer the collateral management and sub-special servicing agreements for our three Collateralized Debt Obligations, CDO 2005-1, CDO 2006-1 and CDO 2007-1, or the CDOs, to CWCapital Investments LLC or CWCapital for approximately $6.3 million, in cash after expenses. We retained our non-investment grade subordinate bonds, preferred shares and ordinary shares, or the Retained CDO Bonds, which may provide us with the potential to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that we will realize any proceeds from the Retained CDO Bonds, or what the timing of these proceeds may be. The carrying value of the Retained CDO Bonds as of March 31, 2013 is approximately $8.6 million. In February 2013, we also sold a portfolio of repurchased notes previously issued by two of our three CDOs, generating cash proceeds of approximately $34.4 million. In addition, we expect to receive additional cash proceeds for past CDO servicing advances of approximately $14.6 million, including accrued interest at the prime rate of 3.25%, when specific assets within the CDOs are liquidated. We believe that the sale of the collateral management and sub-special servicing agreements and sale of repurchased notes of our CDOs achieved a number of important objectives, including (i) maximizing the value of the servicing business through the sale to a large servicing operation; (ii) simplifying our going-forward business and significantly reducing our ongoing management, general and administrative expenses through elimination of CDO related personnel costs and servicing advance requirements; (iii) generating in excess of $50.0 million in liquidity previously invested in the CDO business; and (iv) providing for potential future proceeds through Retained CDO Bonds. On March 15, 2013, subsequent to the transfer of the collateral management and sub-special serving agreements, the assets and liabilities of Gramercy Finance were deconsolidated from our financial statements.

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent we distribute our taxable income, if any, to our stockholders. We have in the past established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities. Our Asset Management business is conducted in a TRS and substantially all of the provision for taxes is related to this business.

We conduct substantially all of our operations through our operating partnership, GPT Property Trust LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our commercial real estate investment business through various wholly-owned entities and our realty management business through a wholly-owned TRS.

Unless the context requires otherwise, all references to “Gramercy,” “our Company,” “we,” “our” and “us” mean Gramercy Property Trust Inc., a Maryland corporation, and one or more of its subsidiaries, including our Operating Partnership.

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

Property Investment

During the three months ended March 31, 2013, we acquired two industrial buildings containing 947,000 square feet and one truck terminal containing 101 dock doors for a total purchase price of approximately $47.0 million. The properties were acquired from unrelated third parties using existing cash on hand. Property acquisitions during the three months ended March 31, 2013 are summarized in the table below:

Property Type	Location	Metropolitan Statistical Area	Acquisition Date	Number of Buildings	Square Feet	Purchase Price
Industrial	Mt. Comfort, Indiana	Indianapolis, Indiana	11/20/2012	1	294,000	$12,035
Industrial	Greenwood, Indiana	Indianapolis, Indiana	11/20/2012	1	245,000	15,090
Industrial	Olive Branch, Mississippi	Memphis, Tennessee	3/11/2013	1	605,000	24,650
Industrial	Garland, Texas	Dallas, Texas	3/19/2013	1	342,000	10,700
Truck Terminal	East Brunswick, New Jersey	New York, New York	3/28/2013	1	38,000	11,650
Total				5	1,524,000	74,125

Subsequent to March 31, 2013, we acquired one truck terminal containing 178 dock doors on a 38.4 acre site for a total purchase price of approximately $7.9 million. The property was acquired from an unrelated third party using existing cash on hand. Property acquisitions subsequent to the quarter ended March 31, 2013 are summarized in the table below:

Property Type	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price
Truck Terminal	Atlanta, Georgia	5/6/2013	1	130,000	$7,850

We also own two investments in joint ventures as of March 31, 2013, as follows:

We own a 50% interest in a joint venture of a portfolio of 108 properties, or the Bank of America Portfolio, located across the United States totaling approximately 4.1 million rentable square feet and is 85% leased to Bank of America, N.A., under a master lease with expiration dates through 2023, with a total portfolio occupancy of approximately 89%. The Bank of America Portfolio was acquired in December of 2012. The acquisition was financed with a $200.0 million floating rate, interest-only mortgage loan maturing in 2014, collateralized by 67 properties of the portfolio. The remaining properties are unencumbered. During the three months ended March 31, 2013, our joint venture sold five properties for proceeds of $9.8 million. Subsequent to March 31, 2013, our joint venture sold an additional six properties for net proceeds of $10.8 million.

We own a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021.

Asset and Property Management

Our asset and property management business, which operates under the name Gramercy Asset Management, currently manages for third-parties, approximately $1.9 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States.

We provide asset and property management business services to KBS Acquisition Sub, LLC, or KBSAS with respect to a portfolio of 451 office buildings and bank branches. Our Asset Management Services Agreement, or the Management Agreement, provides a base management fee of $9.0 million per year, payable monthly, plus the reimbursement of all property related expenses paid, subject to deferral of $167 thousand per month at KBSAS’s option until the accrued amount equals $2.5 million or June 30, 2013, whichever is earlier, and an incentive fee, or the Threshold Value Profits Participation, in an amount ranging from $3.5 million to $12.0 million and payable 60 days after the earlier to occur of June 30, 2014 (or March 31, 2015 upon satisfaction of certain extension conditions and payment of a $750 thousand extension fee) and the date on which KBSAS, directly or indirectly transfers at least 90% of the managed portfolio. The Management Agreement may be terminated by KBSAS without cause but with an effective termination date of March 31 or September 30 of any year after September 30, 2013, or after April 1, 2013 for cause. In the event of a termination of the Management Agreement by KBSAS after April 1, 2013 but prior to December 31, 2015, we will be entitled to receive a declining balance termination fee, ranging from $5.0 million to $2.0 million.

We also provide asset and management business services for three other clients, including for our Bank of America Portfolio joint venture for a base management fee of 1% of the equity values of the properties, payable monthly and in arrears.

Results of Operations

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

Revenues

	2013	2012	Change
Management fees	$8,315	$8,313	$2
Rental revenue	656	-	656
Investment income	152	-	152
Operating expense reimbursements	109	-	109
Other income	27	42	(15)
Total revenue	$9,259	$8,355	$904
Equity in net income (loss) of joint ventures	$(1,188)	$28	$(1,216)

Management fees for the three months ended March 31, 2013 are $8,315 and $8,313 for the three months ended March 31, 2012. Management fees are comprised primarily of asset management, property management and administration fees earned pursuant to the Management Agreement with KBS and the Bank of America joint venture. For the three months ended March 31, 2013, there was $5,624 earned from our contract with KBS, $2,525 earned from our contract with the Bank of America joint venture, and $166 earned from other management contracts. For the three months ended March 31, 2012, there was $8,313 earned from our contract with KBS. The decrease in the fees earned from the KBS contract relate to $338 decrease in the base asset management fee and incentive fees, and $2,351 reduction in property management and administrative fees primarily related to reduced billings due to disposed of properties. The management fees earned on the contact with the Bank of America joint venture contract are earned on properties sold by KBS to the joint venture in December 2012 and consist of $535 of asset management fees and $1,990 of property management and administrative fees.

Rental revenue was $656 and $0 for the three months ended March 31, 2013 and 2012, respectively. The increase of $656 is due to the acquisition of the Indianapolis Industrial Portfolio in November 2012, and the acquisitions of the Olive Branch Industrial Building, Garland Industrial Building and East Brunswick Truck Terminal in March 2013.

Investment income was for the three months ended March 31, 2013 was $152. The investment income consisted of $95 of income accretion on the Retained CDO Bonds and $58 of income on a loan and other lending investment retained after the disposal of Gramercy Finance.

Operating expense reimbursements were $109 for the three months ended March 31, 2013 and were related to the Indianapolis Industrial Portfolio acquired in November 2012 and the Olive Branch Industrial Building in March 2013. Operating expense reimbursements were $0 for the three months ended March 31, 2012.

Other income of $27 for the three months ended March 31, 2013 is primarily comprised of $20 of interest earned on outstanding servicing advances and remaining amount is primarily interest earned on cash balances. Other income of $42 for the three months ended March 31, 2012 is primarily comprised primarily of interest earned on cash balances.

The equity in net income (loss) of joint ventures was a loss of $1,188 for the three months ended March 31, 2013 and represents our proportionate share of the loss generated by two joint venture interests, including our joint venture which contains the Bank of America Portfolio acquired in December 2012. The equity in net income of joint ventures of $28 for the three months ended March 31, 2012 represents our proportionate share of the income generated by our joint venture interests. Our proportionate share of the income (loss) generated by our joint venture interests including $2,381 and $67 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $389 and $95 for the three months ended March 31, 2013 and 2012, including loss of $804 for the three months ended March 31, 2013. The Bank of America Portfolio net loss three months ended March 31, 2013 includes our pro-rata share of net loss of $2,048 from the defeased mortgage acquired as part of the joint venture’s acquisition. The pool of government securities which serve as collateral for the mortgage loan, generate sufficient cash flows to cover the debt service requirements, but do not generate income to offset the corresponding interest expense.

Expenses

	2013	2012	Change
Property management expenses	$5,990	$6,168	$(178)
Property operating expenses	132	-	132
Depreciation and amortization	337	41	296
Management, general and administrative	4,422	5,127	(705)
Acquisition expenses	551	-	551
Provision for taxes	405	1,312	(907)
Total expenses	$11,837	$12,648	$(811)

Property operating expenses increased by $132 from $0 recorded for the three months ended March 31, 2012 to $132 recorded for the three months ended March 31, 2013. The increase is attributable to the acquisition of the Indianapolis Industrial Portfolio in November 2012, and the acquisitions of the Olive Branch Industrial Building, Garland Industrial Building and East Brunswick Truck Terminal in March 2013.

We recorded depreciation and amortization expenses of $337 for the three months ended March 31, 2013, compared to $41 for the three months ended March 31, 2012. The increase of $296 is primarily due to the acquisition of the Indianapolis Industrial Portfolio in November 2012, and the acquisitions of the Olive Branch Industrial Building, Garland Industrial Building and East Brunswick Truck Terminal in March 2013.

Management, general and administrative expenses were $4,422 for the three months ended March 31, 2013, compared to $5,127 for the same period in 2012. The decrease of $705 is primarily related to reduced salary and employee benefit costs of $420, reduction in audit fees of $220, and insurance costs of $52.

Business acquisition costs were $551 for the three months ended March 31, 2012 and were related to the costs incurred related to the acquisition of the Indianapolis Industrial Portfolio in November 2012, and the acquisitions of the Olive Branch Industrial Building, Garland Industrial Building and East Brunswick Truck Terminal in March 2013.

The provision for taxes was $405 for the three months ended March 31, 2013, versus $1,312 for the three months ended March 31, 2012. The decrease of $907 is primarily related to taxes on our realty asset management business which is conducted in a TRS.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term (within the next 12 months) liquidity requirements, including working capital, distributions, if any, debt service and additional investments, consist of: (i) cash flow from operations and, to a lesser extent; (ii) new financings, and; (iii) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. Our future growth will depend, in large part, upon our ability to raise additional capital. In the event we are not able to successfully access new equity or debt capital, we will rely primarily on cash on hand and cash flows from operations to satisfy our liquidity requirements. If we are unable to raise new equity or debt capital or fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Condensed Consolidated Statements of Cash Flows included in our financial statements. Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of March 31, 2013 and December 31, 2012, we accrued $32,228 and $30,438, respectively, for the Series A preferred stock dividends. We expect that we will continue to elect to retain capital for liquidity purposes; however, as our new business strategy is implemented and sustainable cash flows grow, we will re-evaluate our dividend policy with the intention of resuming dividends. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

Our ability to meet our long-term (beyond the next 12 months) liquidity and capital resource requirements will be subject to obtaining additional debt financing and equity capital. Our inability expand our sources of financing may have an adverse effect on our business, results of operations and our ability to make distributions. Any indebtedness we incur will likely be subject to continuing or more restrictive covenants and we will likely be required to make continuing representations and warranties in connection with such debt.

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

Cash Flows

Net cash provided by operating activities increased $8,062 to $18,791 for the three months ended March 31, 2013 compared to $10,729 for the same period in 2012. Operating cash flow was generated primarily by management fees, servicing advance recoveries and net rental income from our realty segment.

Net cash provided by investing activities for the three months ended March 31, 2013 was $4,950 compared to $103,825 during the same period in 2012. The decrease in investing cash flow was primarily attributable to the acquisition of three properties totaling $44,320. The change is also attributable to activities in our commercial real estate finance business which we disposed of in the first quarter of 2013 and classified as discontinued operations. The decrease in cash flows from our finance business is attributable to the decrease in proceeds from real estate sales and principal collections on investments, which is offset by proceeds from the sale of the collateral management and sub-special servicing agreements for our three CDOs and the sale of a joint venture to a related party.

Net cash used by financing activities for the three months ended March 31, 2013 was $28,600 as compared to $91,941 during the same period in 2012. The change is primarily attributable to the decrease in restricted cash within the CDOs and proceeds from the sale of repurchased CDO bonds, and partially offset by an increase in repayments of liabilities issued by our CDOs.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2013, 59,373,370 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Preferred Stock

Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of March 31, 2013 and December 31, 2012, we accrued Series A preferred stock dividends of $32,228 and $30,438, respectively.

Market Capitalization

At March 31, 2013, our consolidated market capitalization of $397,481 based on a common stock price of $5.21 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2013. Market capitalization includes consolidated debt, if any, and common and preferred stock.

Leasing Agreements

Future minimum rental income excluding reimbursements for operating expenses as of March 31, 2013 are as follows:

Operating Leases
April 1, 2013 to December 31, 2013	$3,116
2014	5,718
2015	5,779
2016	5,791
2017	5,829
Thereafter	34,549
Total minimum lease rental income	$60,782

 Off-Balance-Sheet Arrangements

We have off-balance-sheet investments, including joint ventures. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance-sheet arrangements are discussed in Note 5 in the accompanying financial statements.

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

Beginning with the third quarter of 2008, our board of directors elected not to pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends have been accrued for eighteen quarters as of March 31, 2013.

Related Party Transactions

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of our directors. Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. On June 25, 2012, the lease was further amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remain unchanged, except we now have the right to cancel the lease with 90 days notice. For the three months ended March 31, 2013 and 2012 we paid $118 and $96 under this lease, respectively.

In September 2012, we recapitalized a portfolio of office buildings located in Southern California, or the Southern California Office Portfolio, with an affiliate of SL Green and several other unrelated parties, through the contribution of an existing preferred equity investment to a newly formed joint venture. In January 2013, the Company sold its 10.6% interest in a joint venture of the Southern California Office Portfolio to an affiliate of SL Green for proceeds of $8,275 and recorded a gain on disposition to a related party of $1,317.

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

FFO for the three months ended March 31, 2013 and 2012 are as follows:

	For the Three Months Ended March 31,
	2013	2012
Net income (loss) available to common shareholders	$393,387	$(2,149)
Add:
Depreciation and amortization	802	1,572
FFO adjustments for unconsolidated joint ventures	2,381	67
Less:
Non real estate depreciation and amortization	(505)	(1,306)
Gain on sale	-	(11,943)
Funds from operations	$396,065	$(13,759)
Funds from operations per share - basis	$6.75	$(0.27)
Funds from operations per share - diluted	$6.75	$(0.27)

 Cautionary Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the success or failure of our efforts to implement our current business strategy;

•	our ability to identify and complete additional property acquisitions and risks of real estate acquisitions;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	the performance and financial condition of tenants and corporate customers;

•	the adequacy of our cash reserves, working capital and other forms of liquidity;

•	the availability, terms and deployment of short-term and long-term capital;

•	demand for office and industrial space;

•	the actions of our competitors and our ability to respond to those actions;

•	the timing of cash flows from our investments;

•	the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;

•	the continuity of the management agreement for the KBS portfolio;

•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our ability to maintain our current relationships with financial institutions and to establish new relationships with additional financial institutions;

•	reduction in cash flows received from our investments, in particular our Retained CDO Bonds;

•	our ability to profitably dispose of non-core assets, in particular those contained within our Bank of America Portfolio Joint Venture;

•	availability of, and ability to retain, qualified personnel and directors;

•	changes to our management and board of directors;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to real estate and zoning laws, laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	environmental and/or safety requirements and risks related to natural disasters;

•	declining real estate valuations and impairment charges;

•	our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes and qualify for our exemption under the Investment Company Act, our operating partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as TRSs for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	uninsured or underinsured losses relating to our properties;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the continuing threat of terrorist attacks on the national, regional and local economies; and

•	other factors discussed under Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and those factors that may be contained in any filing we make with the Securities and Exchange Commission, or the SEC, including Part II, Item 1A of our Quarterly Reports on Form 10-Q.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued additional guidance on comprehensive income (loss) which requires the provision of information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. This guidance also requires presentation on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for reporting periods beginning after December 15, 2012 with early adoption permitted. The Company adopted this guidance for the first quarter or 2013, and the Company’s adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently do not have any borrowings, however, our Bank of America Joint Venture financed the acquisition of its portfolio with a $200,000 floating rate, interest-only first mortgage loan. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve:

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$(253)
+200 bps	$(506)
+300 bps	$(758)

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), filed with the SEC on July 26, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2013.
3.3	Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
3.4	Articles Supplementary designating the Class B-1 non-voting common stock, par value $0.001 per share, and Class B-2 non-voting common stock, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2012.
3.5	Articles of Amendment to the Articles of Amendment and Restatement of Gramercy Property Trust Inc., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2013.
4.1	Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
10.1	Sale and Purchase Agreement, dated January 30, 2013, by and among Gramercy Investment Trust, Gramercy Investment Trust II, GKK Manager LLC, Gramercy Loan Services LLC, GKK Liquidity LLC, Gramercy Capital Corp., CWCapital Investments LLC and CW Financial Services LLC., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2013.
10.2	First Amendment, dated April 30, 2013 to the Employment and Noncompetition Agreement, dated July 1, 2012, as amended, between Gramercy Property Trust Inc. and Gordon F. DuGan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2013.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, furnished herewith.
45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY PROPERTY TRUST INC.

Dated: May 10, 2013	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

