Form 10-Q
period 2013-06-30
Gramercy Property Trust Inc.
filed 2013-08-08
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 59,372,672 as of August 8, 2013.

GRAMERCY PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Gramercy Property Trust Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2013	2012
Assets:
Real estate investments, at cost:
Land	$40,131	$1,800
Building and improvements	137,216	21,359
Less: accumulated depreciation	(774)	(50)
Total real estate investments, net	176,573	23,109
Cash and cash equivalents	48,993	105,402
Investment in joint ventures	49,920	72,742
Servicing advances receivable	14,604	-
Retained CDO bonds	7,645	-
Assets held-for-sale, net (includes consolidated VIEs of $0 and $1,913,353, respectively)	-	1,952,264
Tenant and other receivables, net	12,521	4,123
Acquired lease assets, net of accumulated amortization of $556 and $42	13,602	4,386
Deferred costs, net of accumulated amortization of $6 and $2,033	467	415
Other assets	5,579	6,395
Total assets	$329,904	$2,168,836

Liabilities and Equity (Deficit):
Liabilities:
Mortgage notes payable	$48,714	$-
Accounts payable and accrued expenses	10,363	8,908
Dividends payable	34,019	30,438
Deferred revenue	488	33
Below-market lease liabilities, net of accumulated amortization of $121 and $4	4,020	458
Liabilities related to assets held-for-sale (includes consolidated VIEs of $0 and $2,374,516, respectively)	-	2,380,162
Other liabilities	1,032	665
Total liabilities	98,636	2,420,664
Commitments and contingencies	-	-

Equity (deficit):
Common stock, par value $0.001, 96,000,000 shares authorized, 55,372,672 and 56,731,002 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	55	57
Common stock, Class B-1, par value $0.001, 2,000,000 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012.	2	2
Common stock, Class B-2, par value $0.001, 2,000,000 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012.	2	2
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 4,600,000 shares authorized, 3,525,822 shares issued and outstanding at June 30, 2013 and December 31, 2012.	85,235	85,235
Additional paid-in-capital	1,103,216	1,102,227
Accumulated other comprehensive loss	183	(95,265)
Accumulated deficit	(958,286)	(1,344,989)
Total Gramercy Property Trust Inc. stockholders' equity (deficit)	230,407	(252,731)
Non-controlling interest	861	903
Total equity (deficit)	231,268	(251,828)
Total liabilities and equity (deficit)	$329,904	$2,168,836

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Management fees	$13,617	$9,616	$21,932	$17,929
Rental revenue	1,804	-	2,460	-
Investment income	617	-	769	-
Operating expense reimbursements	196	-	304	-
Other income	70	24	106	66
Total revenues	16,304	9,640	25,571	17,995
Expenses
Property operating expenses:
Property management expenses	5,016	5,631	11,173	11,799
Property operating expenses	307	-	424	-
Total property operating expenses	5,323	5,631	11,597	11,799
Other-than-temporary impairment	1,682	-	1,682	-
Portion of impairment recognized in other comprehensive loss	-	-	-	-
Net impairment recognized in earnings	1,682	-	1,682	-
Depreciation and amortization	919	45	1,256	86
Interest Expense	85	-	85	-
Management, general and administrative	4,272	9,319	8,694	14,446
Acquisition expenses	698	-	1,249	-
Total expenses	12,979	14,995	24,563	26,331
Income (loss) from continuing operations before equity in income (loss) from joint ventures and provisions for taxes	3,325	(5,355)	1,008	(8,336)
Equity in net income (loss) of joint ventures	(2,603)	29	(3,791)	57
Income (loss) from continuing operations before provision for taxes and discontinued operations	722	(5,326)	(2,783)	(8,279)
Provision for taxes	(4,441)	(2,107)	(4,846)	(3,419)
Loss from continuing operations	(3,719)	(7,433)	(7,629)	(11,698)
Income (loss) from discontinued operations	(1,175)	(12,331)	9,970	(20,368)
Gain on sale of joint venture interest to a related party	-	-	1,317	-
Gains from disposals	-	53	389,140	11,996
Provision for taxes	-	-	(2,515)	-
Income (loss) from discontinued operations	(1,175)	(12,278)	397,912	(8,372)
Net income (loss) attributable to Gramercy Property Trust Inc.	(4,894)	(19,711)	390,283	(20,070)
Accrued preferred stock dividends	(1,790)	(1,790)	(3,580)	(3,580)
Net income (loss) available to common stockholders	$(6,684)	$(21,501)	$386,703	$(23,650)
Other comprehensive income (loss):
Unrealized gain (loss) on debt securities and derivative instruments:
Unrealized holding gains (losses) arising during period	$183	$(11,888)	$183	$107,345
Reclassification of unrealized holding losses on debt securities and derivative instruments into discontinued operations	-	-	95,265	-
Other comprehensive income (loss):	183	(11,888)	95,448	107,345
Comprehensive income (loss) attributable to Gramercy Property Trust Inc.	$(4,711)	$(31,599)	$485,731	$87,275
Comprehensive income (loss) attributable to common stockholders	$(6,501)	$(33,389)	$482,151	$83,695
Basic earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.09)	$(0.18)	$(0.20)	$(0.31)
Net income (loss) from discontinued operations	(0.02)	(0.24)	6.79	(0.16)
Net income (loss) available to common stockholders	$(0.11)	$(0.42)	$6.59	$(0.47)
Diluted earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.09)	$(0.18)	$(0.20)	$(0.31)
Net income (loss) from discontinued operations	(0.02)	(0.24)	6.79	(0.16)
Net income (loss) available to common stockholders	$(0.11)	$(0.42)	$6.59	$(0.47)
Basic weighted average common shares outstanding	58,605,219	50,759,306	58,641,447	50,739,482
Diluted weighted average common shares and common share equivalents outstanding	58,605,219	50,759,306	58,641,447	50,739,482

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Non-controlling Interests

(Unaudited, dollar amounts in thousands)

									Accumulated	Retained	Total
			Common Stock,		Common Stock,		Series A	Additional	Other	Earnings /	Gramercy	Non-
	Common Stock		Class B-1		Class B-2		Preferred	Paid-In-	Comprehensive	(Accumulated	Property	controlling
	Shares	Par Value	Par Value	Par Value	Shares	Par Value	Stock	Capital	Income (Loss)	Deficit)	Trust Inc.	interest	Total
Balance at December 31, 2012	56,731,002	$57	2,000,000	$2	2,000,000	$2	$85,235	$1,102,227	$(95,265)	$(1,344,989)	$(252,731)	$903	$(251,828)
Net loss	-	-	-	-	-	-	-	-	-	390,283	390,283	-	390,283
Change in net unrealized loss on derivative instruments	-	-	-	-	-	-	-	-	10,100	-	10,100	-	10,100
Change in net unrealized loss on debt securities									183		183		183
Change in net unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	-	23,083	-	23,083	-	23,083
Issuance of stock - stock purchase plan	7,189	-	-	-	-	-	-	13	-	-	13	-	13
Gramercy Finance disposal	-	-	-	-	-	-	-	-	62,082	-	62,082	(42)	62,040
Stock based compensation- fair value (1)	(1,365,519)	(2)	-	-	-	-	-	976	-	-	974	-	974
Dividends accrued on preferred stock	-	-	-	-	-	-	-	-	-	(3,580)	(3,580)	-	(3,580)
Balance at June 30, 2013	55,372,672	$55	2,000,000	$2	2,000,000	$2	$85,235	$1,103,216	$183	$(958,286)	$230,407	$861	$231,268

(1) In the first quarter of 2013, the Company excluded unvested restricted share units from the outstanding share count.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net income (loss)	$390,283	$(20,070)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	1,662	2,695
Amortization of acquired leases to rental revenue	(83)	(113)
Amortization of deferred costs	128	277
Amortization of discount and other fees	(9,642)	(12,751)
Straight-line rent adjustment	(701)	(96)
Non-cash impairment charges	9,323	39,713
Net gain on sale of properties and lease terminations	-	(11,996)
Net realized gain on sale of joint venture to related party	(1,317)	-
Net realized gain on loans	-	108
Net realized gain on disposal of Gramercy Finance	(389,140)	-
Equity in net (income) loss of joint ventures	4,596	(57)
Stock-based compensation	989	1,248
Provision for loan losses	-	8,534
Changes in operating assets and liabilities:
Restricted cash	(1,033)	8,384
Tenant and other receivables	(7,522)	(706)
Accrued interest	5,870	1,041
Other assets	15,248	301
Payment of capitalized tenant leasing costs	(2)	(67)
Accounts payable, accrued expenses and other liabilities	(3,774)	(5,155)
Deferred revenue	1,072	184
Net cash provided by operating activities	15,957	11,474
Investing Activities:
Capital expenditures and leasehold costs	(752)	(1,209)
Distribution received from joint ventures	20,781	186
Proceeds from sale of real estate	-	37,259
Proceeds from disposal of Gramercy Finance	6,291	-
Proceeds from sale of joint venture to related party	8,275	-
Payment of deferred investment costs	-	923
Principal collections on investments	34,947	111,117
Investment in joint ventures	(1,750)	-
Investment in commercial mortgage-backed securities	-	(535)
Acquisition of real estate	(125,510)	-
Net cash (used for) provided by investing activities	(57,718)	147,741
Financing Activities:
Repayment of collateralized debt obligations	(85,929)	(123,336)
Proceeds from mortgage note payables, net	14,500	-
Net proceeds from sale of common stock	-	2,669
Payment of deferred financing costs	(473)	-
Repayment of mortgage note payable	(75)	-
Proceeds from sale of repurchased bonds	34,381	-
Change in restricted cash from financing activities	22,948	(9,704)
Net cash used in financing activities	(14,648)	(130,371)
Net increase (decrease) in cash and cash equivalents	(56,409)	28,844
Cash and cash equivalents at beginning of period	105,402	163,725
Cash and cash equivalents at end of period	$48,993	$192,569
Non-cash activity:
Deferred gain (loss) and other non-cash activity related to derivatives	$-	$(5,133)
Land acquired for consideration of a note payable	$4,839	$-
Debt assumed in acquisition of real estate	$31,312	$-
Supplemental cash flow disclosures:
Interest paid	$16,495	$25,043
Income taxes paid	$2,682	$3,877

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2013

1. Business and Organization

Gramercy Property Trust Inc., or the Company, is a fully-integrated, self-managed commercial real estate investment company focused on acquiring and managing income-producing office and industrial properties net leased to high quality tenants in major markets throughout the United States. The Company also operates an asset management business that manages for third-parties, including the Company’s joint venture partners, commercial real estate assets throughout the United States primarily leased to financial institutions and affiliated users.

The Company was founded in 2004 as a specialty finance REIT focused on originating and acquiring loans and securities related to commercial and multifamily properties. In July 2012, following a strategic review, the Company’s board of directors announced a repositioning of the Company as an equity REIT focused on acquiring and managing income producing net leased real estate. To reflect this transformation, in April 2013 the Company changed its name from Gramercy Capital Corp. to Gramercy Property Trust Inc. and began trading on the New York Stock Exchange under the new symbol GPT.

The Company seeks to acquire high quality net leased properties and construct a diversified portfolio that generates stable, predictable cash flows and protects investor capital over a long investment horizon. The Company approaches the net lease market as a value investor, looking to identify and acquire net leased properties that the Company believes offer the most attractive risk adjusted returns throughout market cycles. The Company focuses primarily on office and industrial properties in target markets with strong demographic and economic growth potential. The Company’s goal is to grow its existing portfolio through the selective acquisition and become the pre-eminent owner of net leased commercial office and industrial properties.

As of June 30, 2013, the Company owns, either directly or in joint venture, a portfolio of 105 income producing net leased office and industrial properties with 96% occupancy. Tenants include Bank of America, N.A., Nestlé Waters, Federal Express, Con-Way Freight, Phillips Electronics, Five Below, Inc. and others. As of that date, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages for third-parties approximately $1,500,000 of commercial real estate assets.

During the three months ended June 30, 2013, the Company acquired 11 properties aggregating approximately 650,000 square feet for a total purchase price of approximately $111,200. During the six months ended June 30, 2013, the Company acquired 14 properties aggregating approximately 1,600,000 square feet for a total purchase price of approximately $158,220.

On March 15, 2013, the Company disposed of its Gramercy Finance segment and exited the commercial real estate finance business. The disposal was completed pursuant to a sale and purchase agreement to transfer the collateral management and sub-special servicing agreements for the Company’s three Collateralized Debt Obligations, or the CDOs, to CWCapital Investments LLC, or CWCapital, for proceeds of $6,291 in cash, after expenses. The Company retained its non-investment grade subordinate bonds, preferred shares, and ordinary shares, or the Retained CDO Bonds, in the CDOs, which may allow the Company to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds or what the timing of these proceeds might be. The carrying value of the Retained CDO Bonds as of June 30, 2013 is $7,645. In February 2013, the Company also sold a portfolio of repurchased notes previously issued by two of its three CDOs, generating cash proceeds of $34,381. In addition, the Company expects to receive additional cash proceeds for past CDO servicing advances when specific assets within the CDOs are liquidated. The carrying value of the receivable for servicing advance reimbursements as of June 30, 2013 is $14,604, including accrued interest at the prime rate of 3.25%. On March 15, 2013, the Company deconsolidated the assets and liabilities of Gramercy Finance from the Company’s Condensed Consolidated Financial Statements and recognized a gain on the disposal of $389,140 within discontinued operations. For a further discussion regarding the disposal of the Gramercy Finance segment see Note 3 “Dispositions and Assets Held-for-Sale”.

The Company has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent it distributes its taxable income, if any, to its stockholders. In the past the Company has established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effectuate various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities. The Company’s Asset Management business is conducted in a TRS and substantially all of the provision for taxes on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) is related to this business.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2013

2. Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2013 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

Reclassification

Certain prior year balances have been reclassified to conform with current year presentation in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and footnote disclosures to reflect held-for-sale assets and discontinued operations as of June 30, 2013.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities, or VIEs, in which the Company is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses. As of December 31, 2012, the Company had consolidated its three CDOs, which were classified as held-for-sale VIEs. On March 15, 2013, following the disposal of the Gramercy Finance segment as more fully discussed in Note 1, the CDOs were deconsolidated as the Company determined that it was no longer the primary beneficiary of the VIEs. For further discussion on the deconsolidation of the CDOs, see the discussion on VIEs below.

Entities which the Company does not control and are considered VIEs, but where the Company is not the primary beneficiary are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

Variable Interest Entities

The Company had no consolidated VIEs as of June 30, 2013. The following is a summary of the Company’s involvement with unconsolidated VIEs as of June 30, 2013:

	Company carrying		Company carrying	Face value of	Face value of liabilities
	value-assets		value-liabilities	assets held by the VIEs	issued by the VIEs
Assets
Unconsolidated VIEs
Retained CDO Bonds (1)	$7,645	(1)	$-	$2,325,820	$2,094,501

(1) Retained CDO Bonds were previously eliminated in consolidation.

The following is a summary of the Company’s involvement with VIEs as of December 31, 2012:

	Company carrying		Company carrying	Face value of	Face value of liabilities
	value-assets		value-liabilities	assets held by the VIEs	issued by the VIEs
Liabilities of assets held for sale
Consolidated VIEs
Collateralized debt obligations	$1,913,353	(1)	$2,374,516	$2,469,856	$2,593,392

(1)	Collateralized debt obligations are a component of non-recourse liabilities of consolidated VIEs held for sale on the Condensed Consolidated Balance Sheets.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2013

Consolidated VIEs

Collateralized Debt Obligations

On March 15, 2013, as a result of the disposal of the Gramercy Finance segment as more fully described in Note 1, the Company deconsolidated three VIEs, the CDOs. The Company was the collateral manager of the three CDOs and in its capacity as collateral manager the Company made decisions related to the collateral that most significantly impacted the economic outcome of the CDOs, which was the basis upon which the Company concluded that it was the primary beneficiary of the CDOs as of December 31, 2012. In connection with the disposal of Gramercy Finance, the Company transferred the collateral management and sub-special servicing agreements for its three CDOs to CWCapital, thereby removing the Company as the collateral manager and its ability to make any and all decisions related to the collateral, including those that would most significantly impact the economic outcome of the CDOs. As of March 15, 2013, the Company had no continuing involvement with the collateral to the CDOs, and as a result, the Company determined that it was no longer the primary beneficiary of the CDOs, and therefore deconsolidated the CDOs.

The Company has retained its subordinate debt and equity ownership, or the Retained CDO Bonds, in the CDOs, which were previously eliminated in consolidation and were not sold as part of the disposal of Gramercy Finance. The Retained CDO Bonds may provide the potential for the Company to receive continuing cash flows in the future, however, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds, or what the timing of these proceeds might be. These interests have been recognized at fair value as the Retained CDO Bonds on the Condensed Consolidated Balance Sheets. For further discussion of the measurement of fair value of the Retained CDO Bonds see Note 9.

Unconsolidated VIEs

Investment in Retained CDO Bonds

As further discussed above, on March 15, 2013, the Company recognized an asset in Retained CDO Bonds in connection with the disposal of the Gramercy Finance segment. The Company is not obligated to provide any financial support to these CDOs. The Company’s risk of loss is limited to its interest in the Retained CDO Bonds, and the Company does not control the activities that most significantly impact the VIEs’ economic performance.

Real Estate Investments

The Company records acquired real estate investments as business combinations when the real estate is occupied, at least in part, at acquisition. Costs directly related to the acquisition of such investments are expensed as incurred. The Company allocates the purchase price of real estate to land, building, improvements and intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases at the acquisition date. The values of the above- and below-market leases are amortized and recorded as either an increase in the case of below-market leases or a decrease in the case of above-market leases to rental revenue over the remaining term of the associated lease. The values associated with in-place leases are amortized to depreciation and amortization expense over the remaining term of the associated lease. The Company assesses the fair value of the leases at acquisition based upon estimated cash flow projections that utilize appropriate discount and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, the Company amortizes such below-market lease value into rental revenue over the renewal period.

Acquired real estate definitions that don’t meet the definition of a business combination are recorded at cost. Acquired real estate investments which are under construction are considered build-to-suit transactions and are also recorded at cost. In build-to-suit transactions, the Company engages a developer to construct a property or provide funds to a tenant to develop a property. The Company capitalizes the funds provided to the developer/tenant and the internal costs of interest and real estate taxes, if applicable, during the construction period.

Certain improvements are capitalized when they are determined to increase the useful life of the property. Depreciation is computed using the straight-line method over the shorter of the estimated useful life of the capitalized item not to exceed 40 years for buildings, 15 years for land and building improvements, ten years for equipment and fixtures, and remaining lease term for tenant improvements. Maintenance and repair expenditures are charged to expense as incurred.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2013

In leasing space, the Company may provide funding to the lessee through a tenant allowance. In accounting for tenant allowances, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership of such improvements. If the Company is considered the owner of the leasehold improvements, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.

The Company also reviews the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose. These assessments are recorded as an impairment loss in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset. During the three and six months ended June 30, 2013, the Company recorded no impairment charges on any real estate investments. During the three and six months ended June 30, 2012, the Company recorded impairment charges $2,639 on real estate investments within discontinued operations.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity interest in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Condensed Consolidated Balance Sheets and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of June 30, 2013 and December 31, 2012, the Company had equity investments of $49,920 and $72,742 in joint ventures, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Assets Held for Sale

As of December 31, 2012, in connection with the Company’s efforts to dispose of Gramercy Finance and exit the commercial real estate finance business, the Company classified the assets and liabilities of Gramercy Finance as held for sale. As of December 31, 2012, the Company had assets classified as held for sale of $1,952,264 related to the disposal of Gramercy Finance. On March 15, 2013, the Company completed the disposal of Gramercy Finance. For further discussion on the disposal of Gramercy Finance see Note 3, “Dispositions and Assets Held for Sale.”

Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded on real estate assets and current and prior periods are reclassified as “discontinued operations.” As of June 30, 2013 and December 31, 2012, the Company had real estate investments held for sale of $0 and $88,806, respectively. The Company did not record any impairment charges during the three and six months ended June 30, 2013. The Company recorded impairment charges of $2,639 for the three and six months ended June 30, 2012.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2013

Tenant and Other Receivables

Tenant and other receivables are derived from the management fees, rental revenue and tenant reimbursements. Management fees, including incentive management fees, are recognized as earned in accordance with the terms of the management agreements. Rental income is recorded on a straight-line basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that will only be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Tenant and other receivables also include receivables related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of June 30, 2013 and December 31, 2012 were $17 and $211, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.

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

The Company reviews the servicing advances receivable on a quarterly basis and determines collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of June 30, 2013, the Company has reviewed the outstanding servicing advances and has determined that all amounts are collectible.

Retained CDO Bonds

The Company has the intent and ability to hold these investments until maturity, and will amortize the difference between the discounted cash flows and total expected cash flows through interest income. The Company recognized the Retained CDO Bonds at fair value in March 2013 in conjunction with the disposal of Gramercy Finance. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing of investment income for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method.

For the three months ended June 30, 2013, the Company recognized an other-than-temporary impairment, or OTTI, of $1,682 on its Retained CDO Bonds. A summary of the Company’s Retained CDO Bonds as of June 30, 2013 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain (Loss)	Other-than- temporary impairment	Fair Value	Weighted Average Expected Life

Available for Sale, Non-investment Grade:
Retained CDO Bonds	9	$352,533	$7,462	$183	$(1,682)	$7,645	6.0 years
Total	9	$352,533	$7,462	$183	$(1,682)	$7,645	6.0 years

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2013

The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the six months ended June 30, 2013:

Balance as of December 31, 2012 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$-
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	1,682
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an other-than-temporary impairment was recognized in other comprehensive income	-
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of other-than-temporary impairment recognized in other comprehensive income	-
Reduction for credit losses:
On Retained CDO Bonds for which no other-than-temporary impairment was recognized in other comprehensive income at current measurement date	-
On Retained CDO Bonds sold during the period	-
On Retained CDO Bonds charged off during the period	-
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	-
Balance as of June 30, 2013 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$1,682

Intangible Assets and Liabilities

The Company follows the acquisition method of accounting for business combinations. The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analyses and other methods. Identifiable intangible assets and liabilities include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases.

Above-market and below-market lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The above-market lease values are amortized as a reduction of rental revenue over the remaining non-cancelable term of the respective leases. The below-market lease values are amortized as an increase to rental revenue over the remaining non-cancelable term of the respective leases. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the market lease intangibles would be written off to rental revenue.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as-if vacant. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the anticipated lease-up period. Management also estimates costs to execute similar leases including leasing commissions and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the remaining non-cancelable term of the respective leases, which range primarily from six to 20 years. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the in-place lease intangible would be written off to depreciation and amortization expense.

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and intangible liabilities acquired.

The Company recorded $347 and $21 of amortization of intangible assets as part of depreciation and amortization, including $0 and $21 within discontinued operations for the three months ended June 30, 2013 and 2012, respectively. The Company recorded $442 and $35 of amortization of intangible assets as part of depreciation and amortization, including $3 and $35 within discontinued operations for the six months ended June 30, 2013 and 2012, respectively.

The Company recorded $65 and $56 of amortization of intangible assets and liabilities as a net increase to rental revenue, including $0 and $56 within discontinued operations for the three months ended June 30, 2013 and 2012, respectively. The Company recorded $76 and $113 of amortization of intangible assets and liabilities as a net increase to rental revenue, including $34 and $113 within discontinued operations for the six months ended June 30, 2013 and 2012, respectively.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2013

Intangible assets and liabilities consist of the following:

	June 30, 2013	December 31, 2012
Intangible assets:
In-place leases, net of accumulated amortization of $469 and $359	$12,644	$3,639
Above-market leases, net of accumulated amortization of $87 and $48	958	935
Amounts related to assets held for sale, net of accumulated amortization of $0 and $365	-	(188)
Total intangible assets	$13,602	$4,386

Intangible liabilities:
Below-market leases, net of accumulated amortization of $121 and $1,395	$4,020	$2,161
Amounts related to liabilities held for sale, net of accumulated amortization of $0 and $1,391	-	(1,703)
Total intangible liabilities	$4,020	$458

The following table provides the weighted-average amortization period as of June 30, 2013 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted- Average Amortization Period	July to December 2013	2014	2015	2016	2017
In-place leases	10.8	$672	$1,344	$1,344	$1,344	$1,344
Total to be included in depreciation and amortization expense		$672	$1,344	$1,344	$1,344	$1,344

Above-market lease assets	6.2	$81	$162	$162	$162	$162
Below-market lease liabilities	13.0	(179)	(358)	(358)	(358)	(358)

Total to be included in rental revenue		$(98)	$(196)	$(196)	$(196)	$(196)

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
June 30, 2013

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

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2013

Revenue Recognition

Real Estate Investments

Rental revenue from leases is recognized on a straight-line basis regardless of when payments are contractually due. Certain lease agreements also contain provisions that require tenants to reimburse the Company for real estate taxes, common area maintenance costs and the amortized cost of capital expenditures with interest. Such amounts are included in both revenues and operating expenses when the Company is the primary obligor for these expenses and assumes the risks and rewards of a principal under these arrangements. Under leases where the tenant pays these expenses directly, such amounts are not included in revenues or expenses.

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

Asset Management Business

Certain of the Company’s asset management contracts include provisions that may allow the Company to earn additional fees, generally described as incentive fees or profit participation interests, based on the achievement of a targeted valuation of the managed assets or the achievement of a certain internal rate of return on the managed assets. The Company recognizes incentive fees on its asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date, through the measurement date.  If the contact may be terminated at will, revenue will only be recognized to the amount that would be due pursuant to that termination. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The values of incentive management fees are periodically evaluated by management.

In the second quarter of 2013, after consideration of the termination provisions of the agreement and the sales of real estate assets made to date, the Company recognized incentive fees of $5,700 related to its Asset Management Services Agreement, or the Management Agreement, with KBS Acquisition Sub, LLC, or KBSAS, a wholly-owned subsidiary of KBS Real Estate Investment Trust, Inc., or KBS REIT, pursuant to which the Company provides asset management services to KBSAS with respect to the KBS Portfolio. The Management Agreement provides for an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3,500 or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375,000 (as adjusted for future cash contributions into, and distributions out of, KBSAS by KBS REIT).  The Threshold Value Profits Participation is capped at a maximum of $12,000 and is payable 60 days after the earlier to occur of June 30, 2014 (or March 31, 2015 upon satisfaction of certain extension conditions including the payment by KBSAS of a $750 extension fee) and the date on which KBSAS, directly or indirectly sells, conveys or otherwise transfers at least 90% of the KBS portfolio.

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

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2013

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

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period. For three and six months ended June 30, 2013 and 2012, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted-average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. As of June 30, 2013, and December 31, 2012, the Company had 699,876 and 1,383,388 weighted-average unvested restricted shares outstanding, respectively.

The fair value of each stock option granted is estimated on the date of grant for options issued to employees using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2013 and 2012.

	2013	2012
Dividend yield	5.50%	5.00%
Expected life of option	5.0 years	5.0 years
Risk free interest rate	0.72%	0.89%
Expected stock price volatility	53.00%	80.00%

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

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2013

For the three and six months ended June 30, 2013, the Company recorded $4,441 and $7,361 of income tax expense, including $0 and $2,515 within discontinued operations, respectively. For the three and six months ended June 30, 2012, the Company recorded $2,107 and $3,419 of income tax expense within continuing operations, respectively. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if we believe it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the Condensed Consolidated Financial Statements is to classify these as interest expense and operating expense, respectively. As of June 30, 2013 and December 31, 2012, the Company did not incur any material interest or penalties.

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

One asset management client accounted for 81% and 76% of the Company’s management fee income for the three and six months ended June 30, 2013, respectively. One asset management client accounted for 100% of the Company’s management fee income for the three and six months ended June 30, 2012. One tenant accounted for 27% of the Company’s rental revenue for the three months ended June 30, 2013, and two tenants accounted for 44% of the Company’s rental revenue for the six months ended June 30, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued additional guidance on comprehensive income (loss) which requires the provision of information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. This guidance also requires presentation on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for reporting periods beginning after December 15, 2012 with early adoption permitted. The Company’s adoption resulted in increased disclosures; however, it did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2013

3. Dispositions and Assets Held-for-Sale

The Company did not classify any assets as held-for-sale as of June 30, 2013. The following operating results for Gramercy Finance and the assets previously sold for the three and six months ended June 30, 2013 and 2012, are included in discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Results:
Revenues	$75	$39,742	$33,582	$83,088
Operating expenses	(224)	(6,990)	(3,620)	(12,245)
Marketing, general and administrative	(1,026)	(2,610)	(2,285)	(4,184)
Interest expense	-	(20,187)	(14,653)	(40,840)
Depreciation and amortization	-	(291)	(15)	(580)
Loans held for sale and CMBS OTTI	-	(16,006)	(7,641)	(37,074)
Provision for loan losses	-	(5,989)	-	(8,533)
Expense reimbursements (1)	-	-	5,406	-
Equity in net income from joint venture	-	-	(804)	-
Net income (loss) from operations	(1,175)	(12,331)	9,970	(20,368)
Loss on sale of joint venture interests to a related party	-	-	1,317	-
Net gains from disposals	-	53	389,140	11,996
Provision for taxes	-	-	(2,515)	-
Net income from discontinued operations	$(1,175)	$(12,278)	$397,912	$(8,372)

(1)	The Company received reimbursements for enforcement costs of $5,406 incurred on the behalf of a pari-passu lender for one loan held by the CDOs, which the Company incurred in prior years. The Company fully reserved for these costs when incurred due to the uncertainty of recovery.

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
June 30, 2013

For a further discussion regarding the measurement of financial instruments see Note 9, “Fair Value of Financial Instruments.”

The Company recognized other assets and other receivables retained in the disposal of Gramercy Finance and previously eliminated in consolidation as follows:

-	Retained CDO Bonds were recognized at the present value of cash flows expected to be collected, which is based upon management’s assumptions and judgments regarding the resolution of the underlying assets; and,
-	The accrual for reimbursement of past servicing advances is based upon actual expenses incurred by the Company plus accrued interest at the prime rate for the time from which the expenses were incurred through March 15, 2013.

4. Acquisitions

A summary of the Company’s acquisitions for the six months ended June 30, 2013 is as follows:

		Metropolitan			Building		Gross
		Statistical	Acquisition	Number of	Square	Land	Purchase	Lease
Property Type	Location	Area (MSA)	Date	Buildings	Feet	Acres	Price	Expiration

Q1 2013 acquisitions
Warehouse/Industrial (1)	Olive Branch, Mississippi	Memphis, Tennessee	3/11/2013	1	605,000	43	$24,650	December 2022
Warehouse/Industrial (1)	Garland, Texas	Dallas, Texas	3/19/2013	1	342,000	20	10,700	October 2032
Cross-Dock Truck Terminal (1)	East Brunswick, New Jersey	New York, New York	3/28/2013	1	34,000	16	11,650	January 2019
Total Q1 2013 acquisitions				3	981,000	79	47,000

Q2 2013 acquisitions
Cross-Dock Truck Terminal (1)	Atlanta, Georgia	Atlanta, Georgia	5/6/2013	1	130,000	38	7,850	May 2020
Warehouse/Industrial (1)	Bellmawr, New Jersey	Philadelphia, Pennsylvania	5/30/2013	1	62,000	4	4,175	October 2020
Build-to-Suit (1),(2)	Hialeah Gardens, Florida	Miami, Florida	5/30/2013	-	-	9	5,000	N/A
Bank Branch (3)	Emmaus, Pennsylvania	Allentown, Pennsylvania	6/6/2013	1	4,800	-	1,610	February 2019
Bank Branch (3)	Calabash, North Carolina	Wilmington, North Carolina	6/6/2013	1	2,000	-	610	December 2018
Cross-Dock Truck Terminal (3)	Deer Park, New York	New York, New York	6/18/2013	1	18,000	5	3,900	December 2019
Cross-Dock Truck Terminal (3)	Elkridge, Maryland	Baltimore, Maryland	6/19/2013	1	34,000	11	5,900	May 2019
Cross-Dock Truck Terminal (3)	Houston, Texas	Houston, Texas	6/26/2013	3	102,000	33	6,914	May 2019
Cross-Dock Truck Terminal (3)	Orlando, Florida	Orlando, Florida	6/26/2013	1	46,000	15	5,036	January 2019
Specialty Asset (3),(4)	Hutchins, Texas	Dallas, Texas	6/27/2013	3	196,000	175	58,500	July 2029
Warehouse/Industrial (3)	Logan Twp., New Jersey	Philadelphia, Pennsylvania	6/28/2013	1	70,000	11	11,725	May 2028
Total Q2 2013 acquisitions				14	664,800	301	111,220

Total 2013 acquisitions				17	1,645,800	380	$158,220

(1)	The Company analyzed the fair value of the leases and real estate assets of these investments; and, accordingly, the purchase price allocation is finalized. The current allocation of the assets includes $50,272 of net real estate assets, $9,730 of intangible assets and $3,679 of intangible liabilities. The Company had measurement period adjustments for the acquisitions that were completed in first quarter of 2013, but where the purchase price allocation was completed in the second quarter, resulting in a reallocation of $4,207 in net intangible assets and liabilities from real estate assets.
(2)	The build-to-suit property located in Hialeah Gardens, Florida is a commitment to construct a 120,000 square foot cold storage facility which will be 100% leased for an initial term of 25 years when completed in the second quarter of 2014. The Company acquired the land for the property with a $4,990 zero-coupon mortgage note payable to the seller. Total costs are expected to be approximately $25,000, of which the unfunded amounts were estimated to be $23,158 at June 30, 2013.
(3)	The Company is currently analyzing the fair value of the lease and real estate assets; and accordingly, the purchase price allocation is preliminary and subject to change. The initial recording of the assets included $97,200 of real estate assets.
(4)	The Specialty Asset located in Hutchins, Texas is an auto auction facility encumbered with a mortgage of $26,322, with a fair value of $29,385, and capitalized loan assumption costs of $263.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2013

All of the Company’s acquisitions are 100% leased. The Company recorded revenues and net income for the three months ended June 30, 2013 of $1,342 and $495 respectively, related to the above acquisitions. The Company recorded revenues and net income for the six months ended June 30, 2013 of $1,457 and $581, respectively, related to the above acquisitions. The Company did not record any revenues or income related to the above acquisitions for the three and six months ended June 30, 2012.

 A summary of the Company’s acquisitions for the year ended December 31, 2012 is as follows:

		Metropolitan			Building		Gross
		Statistical	Acquisition	Number of	Square		Purchase	Lease
Property Type	Location	Area	Date	Buildings	Feet	Acres	Price	Expiration

Q4 2012 acquisitions
Warehouse/Industrial	Mt. Comfort, Indiana	Indianapolis, Indiana	11/20/2012	1	294,000	13	$12,035	September 2021 December 2018
Warehouse/Industrial	Greenwood, Indiana	Indianapolis, Indiana	11/20/2012	1	245,000	21	15,090	July 2024
Total Q4 2012 acquisitions				2	539,000	34	27,125

Total 2012 acquisitions				2	539,000	34	$27,125

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the three and six months ended June 30, 2013 and 2012 as though the acquisitions closed during the periods ended June 30, 2013 and December 31, 2012 were completed on January 1, 2012. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pro forma revenues	$18,318	$13,603	$30,748	$25,923
Pro forma net income (loss) available to common stockholders	$(4,965)	$(20,950)	$388,953	$(22,543)
Pro forma earnings per common share-basic	$(0.08)	$(0.41)	$6.63	$(0.44)
Pro forma earnings per common share-diluted	$(0.08)	$(0.41)	$6.63	$(0.44)
Pro forma common shares-basic	58,605,219	50,759,306	58,641,447	50,739,482
Pro forma common share-diluted	58,605,219	50,759,306	58,641,447	50,739,482

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2013

5. Investments in Joint Ventures

Bank of America Portfolio

The Company owns a 50% interest in a joint venture, or the Joint Venture, of a portfolio of 88 properties, or the Bank of America Portfolio, located across the United States totaling approximately 3.6 million rentable square feet and 90% leased to Bank of America, N.A., under a master lease with expiration dates through 2023, with a total portfolio occupancy of approximately 93%. The Bank of America Portfolio was acquired in December of 2012. The acquisition was financed with a $200,000 floating rate, interest-only mortgage loan maturing in 2014, collateralized by 67 properties of the portfolio. The remaining properties are unencumbered. During the three and six months ended June 30, 2013, the Joint Venture sold 20 and 25 properties for proceeds of $21,381 and $31,248, respectively. At June 30, 2013 and December 31, 2012, the investment has a carrying value of $49,865 and $72,541, respectively, and for the three and six months ended June 30, 2013, the Company recorded its pro rata share of net loss of the Joint Venture of $2,634 and $3,852, respectively. During the three and six months ended June 30, 2013, the Company received distributions of $19,325 and $20,575 from the Joint Venture, respectively.

In May 2013, the Joint Venture sold the successor borrower of a defeased mortgage loan and the related pledged treasury securities. The loan had previously encumbered the Bank of America Portfolio’s properties, which the Joint Venture had acquired at acquisition of the Bank of America Portfolio. The pledged treasury securities were U.S. Treasury bonds designated as collateral for the mortgage note payables. The Joint Venture received proceeds of $3,600 and recognized a loss on sale of $4,535.

Philips Building

The Company owns a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021. The property is financed by a $41,000 fixed rate mortgage loan maturing in 2025. As of June 30, 2013 and December 31, 2012, the investment had a carrying value of $55 and $201, respectively. The Company recorded its pro rata share of net income of the joint venture of $31 and $61 for the three and six months ended June 30, 2013, respectively. The Company recorded its pro rata share of net income of the joint venture of $29 and $57 for the three and six months ended June 30, 2012, respectively. During the three and six months ended June 30, 2013, the Company received distributions of $103 and $206 from the joint venture, respectively.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2013

 The Condensed Consolidated Balance Sheets for the Company’s joint ventures at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Assets:
Real estate assets, net	$383,685	$452,692
Other assets (1)	38,599	219,760
Total assets	$422,284	$672,452
Liabilities and members' equity:
Mortgages payable (1)	$241,000	$553,140
Other liabilities	78,685	90,255
Members' equity	102,599	29,057
Liabilities and members' equity	$422,284	$672,452

(1)	The Bank of America Portfolio acquired a pool of treasury securities that defeased the mortgage loan that had previously encumbered the Bank of America Portfolio’s properties. The pledged government securities are U.S. Treasury bonds designated as defeasance collateral for mortgage notes payable of $0 and $312,140 as of June 30, 2013 and December 31, 2012, respectively.

The Condensed Consolidated Statements of Operations for the Company’s joint ventures for the three and six months ended June 30, 2013 and 2012 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$18,541	$914	$37,799	$1,829
Operating expenses	9,212	3	19,485	6
Interest (1)	5,692	520	12,622	1,051
Depreciation	4,668	270	9,567	541
Total expenses	19,572	793	41,674	1,598
Net income (loss) from operations	(1,031)	121	(3,875)	231
Net gain (loss) on disposals	(4,535)	-	(4,535)	-
Net income (loss)	$(5,566)	$121	$(8,410)	$231
Company's equity in net loss within continuing operations	$(2,604)	$29	$(3,792)	$57
Company's equity in net income within discontinued operations	$-	$-	$804	$-

(1)	The Bank of America Portfolio net loss includes interest expense of $2,849 and $7,092 for the three and six months ended June 30, 2013 from a defeased mortgage acquired as part of the Joint Venture’s acquisition. The pool of treasury securities pledged as collateral for the mortgage loan generate sufficient cash flows to cover the debt service requirements, but do not generate income to offset the interest expense. The defeased mortgage and corresponding pool of pledged treasury securities were sold in May 2013 for a loss of $4,535.

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2013

6. Debt Obligations

Certain real estate assets are subject to mortgage liens. During the three months ended June 30, 2013, the Company assumed a fully-amortizing, first mortgage loan of $26,322, encumbered by an auto auction facility located in the Dallas, Texas MSA that was acquired by the Company in June 2013. The acquired property is 100% leased and the assumed mortgage loan is co-terminus with the lease agreement. In addition, during the three months ended June 30, 2013, the Company obtained a $14,500 first mortgage loan secured by two previously acquired real estate properties and acquired one property with a $4,990 zero-coupon mortgage note payable to the property seller. The following is a summary of mortgage notes payable as of June 30, 2013:

	Encumbered Properties	Balance	Interest Rate	Maturity Date
Fixed-rate mortgages	4	$45,737	0.00% to 6.95%	June 2014 to June 2029
Variable-rate mortgages	-	-	n/a	n/a
Total mortgage notes payable	4	45,737
Above/below market interest		2,977
Balance at June 30, 2013	4	$48,714

As of June 30, 2013, four of the Company’s real estate investments were encumbered with mortgage loans with a cumulative outstanding balance of $45,737. Combined aggregate principal maturities of the Company's mortgage loans as of June 30, 2013 are as follows:

	Interest Payments	Principal Payments	Total
July 1 to December 31, 2013	$993	$525	$1,518
2014	2,234	6,247	8,481
2015	2,155	1,335	3,490
2016	2,071	1,420	3,491
2017	1,981	1,509	3,490
Thereafter	10,033	34,701	44,734
Above / Below Market Interest	-	2,977	2,977
Total	$19,467	$48,714	$68,181

7. Leasing Agreements

The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2032. These leases generally contain rent increases and renewal options.

Future minimum rental revenue under non-cancelable leases excluding reimbursements for operating expenses as of June 30, 2013 are as follows:

Operating Leases
July 1 to December 31, 2013	$6,409
2014	15,448
2015	16,478
2016	16,621
2017	16,812
Thereafter	169,443
Total minimum lease rental income	$241,211

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2013

8. Related Party Transactions

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of the Company’s directors. Commencing in May 2005, the Company is party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of the Company’s leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. On June 25, 2012, the lease was further amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remained unchanged, except the Company obtained the right to cancel the lease with 90 days notice. For the three and six months ended June 30, 2013, the Company paid $96 and $191 under this lease, respectively. For the three and six months ended June 30, 2012, the Company paid $77 and $173 under this lease, respectively. In April 2013, the Company gave notice that that it was cancelling the lease for its corporate offices at 420 Lexington Avenue effective in September 2013 concurrently with the commencement of the lease for its new corporate offices at 521 Fifth Avenue.

In June 2013, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, New York, New York. The lease is expected to commence in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten.

In September 2012, the Company, an affiliate of SL Green and several other unrelated parties recapitalized a portfolio of office buildings located in Southern California, or the Southern California Office Portfolio, through the contribution of an existing preferred equity investment to a newly formed joint venture. As of December 31, 2012, the Company’s 10.6% interest in the joint venture had a carrying value of $7,215 and was classified as held for sale in connection with the classification of Gramercy Finance as held for sale. For the three and six months ended June 30, 2013, the Company recorded its pro rata share of net losses on the joint venture of $0 and $458, within discontinued operations. In January 2013, the Company sold its 10.6% interest in the joint venture of the Southern California Office Portfolio, which was part of the Gramercy Finance segment and was owned within the Company’s CDOs, to an affiliate of SL Green for proceeds of $8,275 and recorded a gain on disposition to a related party of $1,317 within discontinued operations.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2013

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

The following table presents the carrying value in the Condensed Consolidated Balance Sheets, and approximate fair value of financial instruments at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Lending investments (1), (2)	$-	$-	$784,135	$816,283
CMBS (2)	$-	$-	$932,265	$932,265
Derivative instruments (2)	$-	$-	$173	$173
Retained CDO Bonds (3)	$7,645	$7,645	$-	$-
Financial liabilities:
Collateralized debt obligations (1), (2)	$-	$-	$2,188,579	$1,474,236
Derivative instruments (2)	$-	$-	$173,623	$173,623
Mortgage notes payable (1)	$48,714	$48,218	$-	$-

(1)	Lending investments, mortgages notes payable, and CDOs are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.
(2)	In connection with the disposal of Gramercy Finance, lending investments, CMBS investments, derivative instruments, and collateralized debt obligations were classified as held-for-sale as of December 31, 2012.
(3)	Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.

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

June 30, 2013

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

Mortgage notes payable: These obligations are presented in the Condensed Consolidated Financial Statements based on the actual balance outstanding and not at fair value. The fair value was estimated using discounted cash flows methodology, using discount rates that best reflect current market rates for financing with similar characteristics and credit quality.

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at June 30, 2013 and December 31, 2012. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these Condensed Consolidated Financial Statements since June 30, 2013 and December 31, 2012, and current estimates of fair value may differ significantly from the amounts presented herein.

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

June 30, 2013

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At June 30, 2013	Total	Level I	Level II	Level III
Financial assets:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	-	-	-	-
	$-	$-	$-	$-
CMBS available for sale:
Investment grade	$-	$-	$-	$-
Non-investment grade	-	-	-	-
	$-	$-	$-	$-
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$7,645	$-	$-	$7,645
	$7,645	$-	$-	$7,645
Financial liabilities:
Derivative instruments:
Interest rate caps	$-	$-	$-	$-
Interest rate swaps	-	-	-	-
	$-	$-	$-	$-

At December 31, 2012	Total	Level I	Level II	Level III
Financial assets:
Derivative instruments:
Interest rate caps	$173	$-	$-	$173
Interest rate swaps	-	-	-	-
	$173	$-	$-	$173
CMBS available for sale:
Investment grade	$281,495	$-	$-	$281,495
Non-investment grade	650,770	-	-	650,770
	$932,265	$-	$-	$932,265
Financial liabilities:
Derivative instruments:
Interest rate caps	$173,623	$-	$-	$173,623
Interest rate swaps	-	-	-	-
	$173,623	$-	$-	$173,623

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2013

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

Total losses or (gains) from derivatives for the period ended March 15, 2013 were $10,100 in accumulated other comprehensive income (loss), and then subsequently on the date of disposal, the Company reclassified the amounts out of accumulated other comprehensive income (loss) and derecognized the derivative instruments. During the three and six months ended June 30, 2013, the Company entered into no interest rate caps.

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

Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements of the Retained CDO Bonds on a non-recurring basis as of June 30, 2013 are:

	At June 30, 2013
Financial Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range
Retained CDO Bonds
Non-investment grade, subordinate CDO bonds	$7,645	Discounted cash flows	Discount rate	25.00% to 40.00%

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2013

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	CMBS Available for sale - Investment Grade	CMBS Available for sale - Non- Investment Grade	Derivative Instruments	Retained CDO Bonds
Balance as of December 31, 2012	$281,495	$650,770	$173	$-
Change in CMBS investment
Change in CMBS investment status	(1,506)	1,506	-	-
Amortization of discounts or premiums	1,264	6,075	-	652
Proceeds from CMBS principal repayments	(10,526)	-	-	-
Gramercy Finance disposal	(274,133)	(670,387)	(219)	8,492
Adjustments to fair value:
Included in other comprehensive income	3,406	19,677	46	183
Other-than-temporary impairments	-	(7,641)	-	(1,682)
Balance as of June 30, 2013	$-	$-	$-	$7,645

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative
Instruments - Interest
Rate Swaps
Balance as of December 31, 2012	$173,623
Gramercy Finance disposal	(163,716)
Adjustments to fair value:
Unrealized loss	(9,907)
Balance as of June 30, 2013	$-

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

 Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2013

At June 30, 2013, the Company did not measure any assets at fair value on a non-recurring basis. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the year ended December 31, 2012.

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

June 30, 2013

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

10. Stockholders’ Equity

The Company’s authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2013, 59,372,672 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Preferred Stock

Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of June 30, 2013 and December 31, 2012, the Company accrued Series A preferred stock dividends of $34,019 and $30,438, respectively.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) grants of shares of restricted and unrestricted common stock; (ii) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (iii) the grant of stock options that do not qualify, or NQSOs; and, (iv) the grant of stock options in lieu of cash directors’ fees. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At June 30, 2013, 1,937,640 shares of common stock were available for issuance under the Equity Incentive Plan.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2013

 Through June 30, 2013, 1,787,872 restricted shares had been issued under the Equity Incentive Plan, of which 85% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $153 and $271 was recorded for the three and six months ended June 30, 2013 and compensation expense of $386 and $600 was recorded for the three and six months ended June 30, 2012, respectively, related to the issuance of restricted shares. Compensation expense of $1,841 will be recorded over the course of the next 56 months representing the remaining vesting period of equity awards issued under the Equity Incentive Plan as of June 30, 2013.

In March 2013, the Company granted to four senior officers of the Company pursuant to the Equity Incentive Plan a total of 115,000 time-based restricted stock awards and 345,000 performance-based restricted stock units. The time-based awards vest in five equal annual installments commencing December 15, 2013, subject to continued employment. Vesting of the performance-based units requires, in addition to continued employment over a 5-year period, achievement of absolute increases in either the Company’s stock price or an adjusted funds from operations (as defined by the Company’s compensation committee).

In March 2013, the Company also granted the four senior officers equity awards pursuant to the Company’s 2012 Long-Term Outperformance Plan, or 2012 Outperformance Plan, in the form of LTIP units having an aggregate maximum value of $4,000, and a fair value of $845. The amount of LTIP units actually earned by the executives under the 2012 Outperformance Plan can range from 20% of the maximum amount if the Company’s common stock price equals a minimum hurdle of $5.00 per share (less any dividends paid during the performance period) to 100% of the maximum amount if the Company’s common stock price equals or exceeds $9.00 per share (less any dividends paid during the performance period) on a valuation date during the four-year performance period. The executives will not earn any LTIP units under the 2012 Outperformance Plan to the extent that the Company’s common stock price on each of the four valuation dates is less than the $5.00 per share minimum hurdle.

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

As of June 30, 2013, there were approximately 503,352 phantom stock units outstanding, of which 492,853 units are vested.

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2013

Earnings per Share

Earnings per share for the three and six months ended June 30, 2013 and 2012 are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator - Income (loss):
Net income (loss) from continuing operations	$(3,719)	$(7,433)	$(7,629)	$(11,698)
Net income (loss) from discontinued operations	(1,175)	(12,278)	397,912	(8,372)
Net income (loss)	(4,894)	(19,711)	390,283	(20,070)
Accrued preferred stock dividends	(1,790)	(1,790)	(3,580)	(3,580)
Numerator for basic income per share - net income (loss) available to common stockholders:	(6,684)	(21,501)	386,703	(23,650)
Effect of dilutive securities	-	-	-	-
Diluted earnings:
Net income (loss) available to common stockholders	$(6,684)	$(21,501)	$386,703	$(23,650)
Denominator-Weighted average shares:
Weighted average shares outstanding	59,371,950	51,300,973	59,341,323	51,281,149
Less: Unvested restricted shares	(766,731)	(541,667)	(699,876)	(541,667)
Denominator for basic income per share	58,605,219	50,759,306	58,641,447	50,739,482
Effect of dilutive securities:
LTIP	-	-	-	-
Stock based compensation plans	-	-	-	-
Phantom stock units	-	-	-	-
Diluted Shares	58,605,219	50,759,306	58,641,447	50,739,482

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the three months ended June 30, 2013, 54,411 share options and 503,352 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the six months ended June 30, 2013, 48,228 share options and 503,352 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the three and six months ended June 30, 2012, 15,352 share options and 551,615 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the six months ended June 30, 2012, 15,849 share options and 551,615 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive.

Accumulated other comprehensive income (loss) for the period ended June 30, 2013 and 2012 is comprised of the following:

	As of June 30,
	2013	2012
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	$-	$(187,235)
Net unrealized loss on available-for-sale securities	-	(146,359)
Net unrealized gain on debt securities	183
Total accumulated other comprehensive income (loss)	$183	$(333,594)

The Company reclassified unrealized gains on CMBS of $107,774 for the period ended June 30, 2013 into net income as a component of the gain on disposal of Gramercy Finance on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Company also reclassified the unamortized fair value of terminated swaps previously designated as cash flow hedges of $6,359 into net income as a component of the gain on disposal of Gramercy Finance presented Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2013

11. Commitments and Contingencies

The Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.

The Company is obligated under certain tenant leases, to construct the underlying leased property or fund tenant expansions. As of June 30, 2013, the Company had four outstanding commitments: (1) The construction of a 120,000 square foot cold storage facility located in Hialeah Gardens, Florida, of which the unfunded amounts were estimated to be $23,158; (2) The contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas; (3) The expansion of a property located in Olive Branch, Mississippi whereby the tenant has a one-time option to expand the building by 250,000; and (4) The expansion of a property located in Logan Township, New Jersey whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed the Company for the building expansion options and as such, no amounts are due and no unfunded amounts have been estimated.

The Company’s corporate offices at 420 Lexington Avenue, New York, New York are subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises are leased on a co-terminus basis with the remainder of the Company’s leased premises and carries rents of approximately $103 per annum during the initial lease year and $123 per annum during the final lease year. On June 25, 2012, the lease was further amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remain unchanged, except the Company now has the right to cancel the lease with 90 days notice. In April 2013, the Company gave notice that it was cancelling the lease for the corporate offices at 420 Lexington Avenue effective in September 2013 concurrently with the commencement of the lease for the new corporate offices at 521 Fifth Avenue.

In June 2013, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, New York, New York. The lease is expected to commence in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten.

The Company’s regional management office located at 610 Old York Road, Jenkintown, Pennsylvania, is subject to an operating lease with an affiliate of KBS Real Estate Investment Trust, Inc., or KBS. The lease is for approximately 17,000 square feet, and expires on May 31, 2014, with rents of approximately $322 per annum. The Company’s regional management office located at 800 Market Street, St. Louis, Missouri is subject to an operating lease with St. Louis BOA Plaza, LLC. The lease is for approximately 2,000 square feet, expires on September 30, 2013, and is cancelable with 90 days’ notice. The lease is subject to rents of $32 per annum.

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

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

June 30, 2013

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay a dividend to common stockholders. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for nineteen quarters as of June 30, 2013. The Company expects that it will continue to elect to retain capital for liquidity purposes; however, as the Company’s new business strategy is implemented and sustainable cash flows grow, the Company will re-evaluate its dividend policy with the intention of resuming dividends. However, in accordance with the provisions of the Company’s charter, the Company may not pay any dividends on its common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

For the three and six months ended June 30, 2013, the Company recorded $4,441 and $7,361 of income tax expense, including $0 and $2,515 within discontinued operations, respectively. Tax expense for the three and six months ended June 30, 2013 in continuing operations is comprised of federal, state and local taxes primarily attributable to Gramercy Asset Management. Tax expense for the three and six months ended June 30, 2013 included in discontinued operations is comprised of federal, state and local taxes attributable to the sale of the CDO management contracts to CWCapital.

Net deferred tax assets of $2,106 and $0 are included in other assets on the accompanying Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, respectively. Deferred tax assets as of December 31, 2012 relate to net operating loss carry forwards of TRSs, which are fully reserved. Deferred tax assets as of June 30, 2013 relate to the incentive fee from the management agreement with KBSAS earned by our asset management TRS and the fully reserved net operating loss carryforwards.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the Condensed Consolidated Financial Statements is to classify these as interest expense and operating expense, respectively. As of June 30, 2013, and December 31, 2012, the Company did not incur any material interest or penalties.

13. Segment Reporting

As of June 30, 2013, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. On March 15, 2013, the Company disposed of its third reportable segment, Gramercy Finance, as more fully discussed in Note 1. The reportable segments were determined based on the management approach, which looks to the Company’s internal organizational structure. These three lines of business require different support infrastructures. In 2012, the Company changed the composition of its business segments to separate Asset Management from Investments.

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
June 30, 2013

The Asset Management segment includes substantially all of the Company’s activities related to asset and property management services. The Asset Management segment generates revenues from fee income related to the management agreements for properties owned by third-parties.

The Finance segment was classified as held for sale at December 31, 2012 in connection with the disposal in the first quarter of 2013.

The Company’s reportable operating segments are summarized as follows:

		Asset	Investments /	Total
	Finance	Management	Corporate	Company
Three Months Ended June 30, 2013
Total revenues	$-	$13,617	$2,687	$16,304
Equity in net loss from unconsolidated joint ventures	-	-	(2,603)	(2,603)
Total operating and interest expense (1)	-	(10,463)	(6,957)	(17,420)
Net income (loss) from continuing operations (2)	$-	$3,154	$(6,873)	$(3,719)

		Asset	Investments /	Total
	Finance	Management	Corporate	Company
Three Months Ended June 30, 2012
Total revenues	$-	$9,616	$24	$9,640
Equity in net loss from unconsolidated joint ventures	-	-	29	29
Total operating and interest expense (1)	-	(8,999)	(8,103)	(17,102)
Net income (loss) from continuing operations (2)	$-	$617	$(8,050)	$(7,433)

		Asset	Investments /	Total
	Finance	Management	Corporate	Company
Six Months Ended June 30, 2013
Total revenues	$-	$21,932	$3,639	$25,571
Equity in net loss from unconsolidated joint ventures	-	-	(3,791)	(3,791)
Total operating and interest expense (1)	-	(17,718)	(11,691)	(29,409)
Net income (loss) from continuing operations (2)	$-	$4,214	$(11,843)	$(7,629)

		Asset	Investments /	Total
	Finance	Management	Corporate	Company
Six Months Ended June 30, 2012
Total revenues	$-	$17,929	$66	$17,995
Equity in net loss from unconsolidated joint ventures	-	-	57	57
Total operating and interest expense (1)	-	(16,540)	(13,210)	(29,750)
Net income (loss) from continuing operations (2)	$-	$1,389	$(13,087)	$(11,698)

		Asset	Investments /	Total
	Finance	Management	Corporate	Company
Total Assets:
June 30, 2013	$-	$16,126	$313,778	$329,904
December 31, 2012	$1,937,554	$-	$231,282	$2,168,836

(1)	Total operating and interest expense includes operating costs on commercial property assets for the Investments segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $1,256 and $86 and provision for taxes of $4,846 and $3,419 for the six months ended June 30, 2013 and 2012, respectively, are included in the amounts presented above. Depreciation and amortization of $919 and $45 and provision for taxes of $4,441 and $2,107 for the three months ended June 30, 2013 and 2012, respectively, are included in the amounts presented above.
(2)	Net income (loss) from continuing operations represents loss before discontinued operations.

14. Subsequent Events

On July 31, 2013, the Company received a distribution from the Bank of America Portfolio joint venture in the amount of $2,000. The distribution was primarily derived from the Company’s pro-rata share of the net sales proceeds from unencumbered properties sold by the joint venture.

On August 1, 2013, the Company closed on the acquisition of a 42,000 square foot, multi-tenanted bank branch property located in Morristown, New Jersey in an all cash transaction for a purchase price of approximately $4,900. The property is 100% leased to Wells Fargo Bank, N.A. and US Bank, N.A. The Company is currently analyzing the fair value of the leases and real estate assets and accordingly, the purchase price allocation is preliminary and subject to change.

In July 2013, the Company received reimbursement for servicing advances, including accrued interest, in the amount of $4,745.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands, except for Overview section, share and per share data)

Overview

Gramercy Property Trust Inc. is a fully-integrated, self-managed commercial real estate investment company focused on acquiring and managing income-producing office and industrial properties net leased to high quality tenants in major markets throughout the United States. We also operate an asset management business that manages for third-parties, including our joint venture partners, commercial real estate assets throughout the United States primarily leased to financial institutions and affiliated users.

We were founded in 2004 as a specialty finance REIT focused on originating and acquiring loans and securities related to commercial and multifamily properties. In July 2012, following a strategic review, our board of directors announced a repositioning of the Company as an equity REIT focused on acquiring and managing income producing net leased real estate. To reflect this transformation, in April 2013 we changed our name from Gramercy Capital Corp. to Gramercy Property Trust Inc. and began trading on the New York Stock Exchange under the new symbol GPT.

We seek to acquire high quality net leased properties and construct a diversified portfolio that generates stable, predictable cash flows and protects investor capital over a long investment horizon. We approach the net lease market as a value investor, looking to identify and acquire net leased properties that we believe offer the most attractive risk adjusted returns throughout market cycles. We focus primarily on office and industrial properties in target markets with strong demographic and economic growth potential. Our goal is to grow our existing portfolio through the selective acquisition and become the pre-eminent owner of net leased commercial office and industrial properties.

As of June 30, 2013, we own, either directly or in joint venture, a portfolio of 105 income producing net leased office and industrial properties with 96% occupancy. Tenants include Bank of America, N.A., Nestlé Waters, Federal Express, Con-Way Freight, Phillips Electronics, Five Below, Inc. and others. As of that date, our asset management business, which operates under the name Gramercy Asset Management, manages for third-parties approximately $1.5 billion of commercial properties.

During the three months ended June 30, 2013, we acquired 11 properties aggregating approximately 650,000 square feet for a total purchase price of approximately $111.2 million. During the six months ended June 30, 2013, we acquired 14 properties aggregating approximately 1,600,000 square feet for a total purchase price of approximately $158.2 million.

On March 15, 2013, we disposed of our Gramercy Finance segment and exited the commercial real estate finance business. The disposal was completed pursuant a purchase and sale agreement to transfer the collateral management and sub-special servicing agreements for our three Collateralized Debt Obligations, CDO 2005-1, CDO 2006-1 and CDO 2007-1, or the CDOs, to CWCapital Investments LLC or CWCapital for approximately $6.3 million, in cash after expenses. We retained our non-investment grade subordinate bonds, preferred shares and ordinary shares, or the Retained CDO Bonds, which may provide us with the potential to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that we will realize any proceeds from the Retained CDO Bonds, or what the timing of these proceeds may be. The carrying value of the Retained CDO Bonds as of June 30, 2013 is approximately $7.6 million. In February 2013, we also sold a portfolio of repurchased notes previously issued by two of our three CDOs, generating cash proceeds of approximately $34.4 million. In addition, we expect to receive additional cash proceeds for past CDO servicing advances of approximately $14.6 million, including accrued interest at the prime rate of 3.25%, when specific assets within the CDOs are liquidated. We believe that the sale of the collateral management and sub-special servicing agreements and sale of repurchased notes of our CDOs achieved a number of important objectives, including (i) maximizing the value of the servicing business through the sale to a large servicing operation; (ii) simplifying our going-forward business and significantly reducing our ongoing management, general and administrative expenses through elimination of CDO related personnel costs and servicing advance requirements; (iii) generating in excess of $50.0 million in liquidity previously invested in the CDO business; and (iv) providing for potential future proceeds through Retained CDO Bonds. On March 15, 2013, subsequent to the transfer of the collateral management and sub-special serving agreements, the assets and liabilities of Gramercy Finance were deconsolidated from our Condensed Consolidated Financial Statements.

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

Property Investment

Property acquisitions during the six months ended June 30, 2013 are summarized in the table below:

		Metropolitan
		Statistical	Acquisition	Number of	Square			Lease
Property Type	Location	Area	Date	Buildings	Feet	Acres	Purchase Price	Expiration

Q1 2013 acquisitions
Warehouse	Olive Branch, Mississippi	Memphis, Tennessee	3/11/2013	1	605,000	43	$24,650	December 2022
Industrial	Garland, Texas	Dallas, Texas	3/19/2013	1	342,000	20	10,700	October 2032
Cross-Dock Truck Terminal	East Brunswick, New Jersey	New York, New York	3/28/2013	1	34,000	16	11,650	January 2019
Total Q1 2013 acquisitions				3	981,000	79	47,000

Q2 2013 acquisitions

Cross-Dock Truck Terminal	Atlanta, Georgia	Atlanta, Georgia	5/6/2013	1	130,000	38	7,850	May 2020
Industrial	Bellmawr, New Jersey	Philadelphia, Pennsylvania	5/30/2013	1	62,000	4	4,175	October 2020
Build-to-Suit (1)	Hialeah Gardens, Florida	Miami, Florida	5/30/2013	-	-	9	5,000	N/A
Bank Branch	Emmaus, Pennsylvania	Allentown, Pennsylvania	6/6/2013	1	4,800	-	1,610	February 2019
Bank Branch	Calabash, North Carolina	Wilmington, North Carolina	6/6/2013	1	2,000	-	610	December 2018
Cross-Dock Truck Terminal	Deer Park, New York	New York, New York	6/18/2013	1	18,000	5	3,900	December 2019
Cross-Dock Truck Terminal	Elkridge, Maryland	Baltimore, Maryland	6/19/2013	1	34,000	11	5,900	May 2019
Cross-Dock Truck Terminal	Houston, Texas	Houston, Texas	6/26/2013	3	102,000	33	6,914	May 2019
Cross-Dock Truck Terminal	Orlando, Florida	Orlando, Florida	6/26/2013	1	46,000	15	5,036	January 2019
Specialty Asset Type (2)	Hutchins, Texas	Dallas, Texas	6/27/2013	3	196,000	175	58,500	July 2029
Warehouse	Swedesboro, New Jersey	Philadelphia, Pennsylvania	6/28/2013	1	70,000	11	11,725	May 2028
Total Q2 2013 acquisitions				14	664,800	301	111,220

Total 2013 acquisitions				17	1,645,800	380	$158,220

(1)	The build-to-suit property located in Hialeah Gardens, Florida is a commitment to construct a 120,000 square foot cold storage facility which will be 100% leased for an initial term of 25 years when completed in the second quarter of 2014. We acquired the land for the property with a $4,990 zero-coupon mortgage note payable to the seller. Total costs are expected to be approximately $25,000, of which the unfunded amounts were estimated to be $23,158 at June 30, 2013.
(2)	The Specialty Asset located in Hutchins, Texas is encumbered with a mortgage of $26,322, with a fair value of $29,385, and capitalized loan assumption costs of $263.

Subsequent to June 30, 2013, we acquired a 42,000 square foot, multi-tenanted bank branch property for a total purchase price of approximately $4.9 million. The property was acquired from an unrelated third party using existing cash on hand, summarized in the table below:

			Number of
Property Type	Location	Acquisition Date	Buildings	Square Feet	Purchase Price
Bank branch	Morristown, New Jersey	8/1/2013	1	42,000	$4,900

Asset and Property Management

Our asset and property management business, which operates under the name Gramercy Asset Management, currently manages for third-parties, approximately $1.5 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States.

We provide asset and property management business services to KBS Acquisition Sub, LLC, or KBSAS with respect to a portfolio of 451 office buildings and bank branches. Our Asset Management Services Agreement, or the Management Agreement, provides a base management fee of $9.0 million per year, payable monthly, plus the reimbursement of all property related expenses paid, and an incentive fee, or the Threshold Value Profits Participation, in an amount ranging from $3.5 million to $12.0 million and payable 60 days after the earlier to occur of June 30, 2014 (or March 31, 2015 upon satisfaction of certain extension conditions and payment of a $750 thousand extension fee) and the date on which KBSAS, directly or indirectly transfers at least 90% of the managed portfolio. The Management Agreement may be terminated by KBSAS without cause but with an effective termination date of March 31 or September 30 of any year after September 30, 2013, or after April 1, 2013 for cause. In the event of a termination of the Management Agreement by KBSAS after April 1, 2013 but prior to December 31, 2015, we will be entitled to receive a declining balance termination fee, ranging from $5.0 million to $2.0 million.

We also provide asset and management business services for three other clients, including for our Bank of America Portfolio Joint Venture.

Results of Operations

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012

Revenues

	2013	2012	Change
Management fees	$13,617	$9,616	4,001
Rental revenue	1,804	-	1,804
Investment income	617	-	617
Operating expense reimbursements	196	-	196
Other income	70	24	46
Total revenue	$16,304	$9,640	$6,664
Equity in net income (loss) of joint ventures	$(2,603)	$29	$(2,632)

Management fees for the three months ended June 30, 2013 are $13,617 and $9,616 for the three months ended June 30, 2012. Management fees are comprised primarily of asset management, property management, incentive and administration fees earned pursuant to the Management Agreement with KBS and the Bank of America Portfolio Joint Venture. For the three months ended June 30, 2013, we earned $11,004 from our contract with KBS, $1,790 from our contract with the Bank of America Portfolio Joint Venture, and $823 from other management contracts. For the three months ended June 30, 2012, there was $9,616 earned from our contract with KBS. The increase in the fees earned from the KBS contract relate to a $5,372 increase in incentive fees which we recognized in the second quarter of 2013 after consideration of the termination provisions of the agreement and the impact of the sales of real estate made to date. The increase is partially offset by a $750 decrease in the base asset management fees, an $899 reduction in engineering fees due to expiration of the agreements and a $2,335 reduction in property management and administrative fees primarily related to property dispositions.

Rental revenue was $1,804 and $0 for the three months ended June 30, 2013 and 2012, respectively. The increase of $1,804 is due to the acquisition of 16 properties subsequent to June 30, 2012.

Investment income for the three months ended June 30, 2013 was $617. The investment income consisted of $558 of income accretion on the Retained CDO Bonds and $59 of income from a residual finance asset.

Operating expense reimbursements were $196 for the three months ended June 30, 2013 and are for reimbursement of property operating expenses for six properties that we fully or partially manage the expenditures. Operating expense reimbursements were $0 for the six months ended June 30, 2012.

Other income of $70 for the three months ended June 30, 2013 is primarily comprised of $58 of interest earned on outstanding servicing advances and remaining amount is primarily interest earned on cash balances. Other income of $24 for the three months ended June 30, 2012 is primarily interest earned on cash balances.

The equity in net income (loss) of joint ventures was a loss of $2,603 for the three months ended June 30, 2013 and represents our proportionate share of the loss generated by two joint venture interests, including our Joint Venture which contains the Bank of America Portfolio acquired in December 2012. The equity in net income of joint ventures of $29 for the three months ended June 30, 2012 represents our proportionate share of the income generated by our joint venture interests. Our proportionate share of the income (loss) generated by our joint venture interests including $2,266 and $67 of real estate-related depreciation and amortization, which when added back, results in a net reduction to Funds from Operations, or FFO, of $337 for the three months ended June 30, 2013, and a net contribution to FFO, of $96 for the three months ended June 30, 2012. The Bank of America Portfolio net loss for the three months ended June 30, 2013 includes our pro-rata share of net loss of $3,642, including a loss on the sale of $2,267, from the defeased mortgage acquired as part of the joint venture’s acquisition. The pool of government securities which served collateral for the mortgage loan, generated sufficient cash flows to cover the debt service requirements, but did not generate income to offset the corresponding interest expense.

Expenses

	2013	2012	Change
Property management expenses	$5,016	$5,631	$(615)
Property operating expenses	308	-	308
Other-than-temporary impairment	1,682	-	1,682
Depreciation and amortization	919	45	874
Interest expense	85	-	85
Management, general and administrative	4,272	9,319	(5,047)
Acquisition expenses	698	-	698
Provision for taxes	4,441	2,107	2,334
Total expenses	$17,421	$17,102	$319

Property management expenses decreased by $615 to $5,016 for the three months ended June 30, 2013 from $5,631 for the three months ended June 30, 2012. The decrease is primarily related to $678 reduction in salaries and benefits for engineers due to the termination of the engineering agreement and reallocations of staff.

Property operating expenses increased by $308 from $0 recorded for the three months ended June 30, 2012 to $308 recorded for the three months ended June 30, 2013. The increase is attributable to the acquisition of 16 properties subsequent to June 30, 2012.

During the three months ended June 30, 2013, we recorded an other-than-temporary impairment charge of $1,682 due to adverse changes in expected cash flows related to our Retained CDO Bonds. During the three months ended June 30, 2012, we did not record any other-than-temporary impairment charges.

We recorded depreciation and amortization expenses of $919 for the three months ended June 30, 2013, compared to $45 for the three months ended June 30, 2012. The increase of $874 is primarily due to the acquisition of 16 properties subsequent to June 30, 2012.

 We recorded interest expenses of $85 for the three months ended June 30, 2013, compared to $0 for the three months ended June 30, 2012. The increase of $85 is due to the financing we secured on our Indianapolis Industrial Portfolio, the loan assumed on the acquisition of the specialty asset located in Hutchins, Texas and a note payable to the seller of our build-to-suit property in Hialeah Gardens, Florida.

Management, general and administrative expenses were $4,272 for the three months ended June 30, 2013, compared to $9,319 for the same period in 2012. The decrease of $5,047 is primarily related to reduced salary and employee benefit costs of $811, audit and tax fees of $711, legal fees of $837, rent allocation of $117, and the write-off of $2,317 related to our strategic review process in 2012.

Real estate acquisition costs were $698 for the three months ended June 30, 2013 and were comprised of costs incurred to complete the acquisition of 13 properties since the fourth quarter of 2012, which accounted for as business combinations.

The provision for taxes was $4,441 for the three months ended June 30, 2013, versus $2,107 for the three months ended June 30, 2012. The increase of $2,334 is primarily related to taxes on our realty asset management business which is conducted in a TRS and is primarily attributable to additional incentive fees recognized during the period.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

Revenues

	2013	2012	Change
Management fees	$21,932	$17,929	4,003
Rental revenue	2,460	-	2,460
Investment income	769	-	769
Operating expense reimbursements	304	-	304
Other income	106	66	40
Total revenue	$25,571	$17,995	$7,576
Equity in net income (loss) of joint ventures	$(3,791)	$57	$(3,848)

Management fees for the six months ended June 30, 2013 are $21,932 and $17,929 for the six months ended June 30, 2012. Management fees are comprised primarily of asset management, property management, incentive and administration fees earned pursuant to the Management Agreement with KBS and the Bank of America Portfolio Joint Venture. For the six months ended June 30, 2013, we earned $16,627 from our contract with KBS, $4,315 from our contract with the Bank of America Portfolio Joint Venture, and $990 from other management contracts. For the six months ended June 30, 2012, there was $17,929 earned from our contract with KBS. The decrease in the fees earned from the KBS contract relate to a $1,000 decrease in the base asset management fee, $931 reduction in engineering fees due to expiration of the agreements and $4,655 reduction in property management and administrative fees primarily property dispositions. The decrease in management fees is partially offset by an increase of $5,284 in incentive fees, a substantial portion of which we recognized in the second quarter of 2013 after consideration of the impact of the termination provisions of the agreement and the sales of real estate made to date.

Rental revenue was $2,460 and $0 for the six months ended June 30, 2013 and 2012, respectively. The increase of $2,460 is due to the acquisition of the 16 properties subsequent to June 30, 2012.

Investment income for the six months ended June 30, 2013 was $769. The investment income consisted of $652 of income accretion on the Retained CDO Bonds and $117 of income from a residual finance asset.

Operating expense reimbursements were $304 for the six months ended June 30, 2013 and are for reimbursement of property operating expenses for six properties that we fully or partially manage the expenditures. Operating expense reimbursements were $0 for the six months ended June 30, 2012.

Other income of $106 for the six months ended June 30, 2013 is primarily comprised of $78 of interest earned on outstanding servicing advances and remaining amount is primarily interest earned on cash balances. Other income of $66 for the six months ended June 30, 2012 is primarily comprised of primarily interest earned on cash balances.

The equity in net income (loss) of joint ventures was a loss of $3,791 for the six months ended June 30, 2013 and represents our proportionate share of the loss generated by two joint venture interests, including our Joint Venture which contains the Bank of America Portfolio acquired in December 2012. The equity in net income of joint ventures of $57 for the six months ended June 30, 2012 represents our proportionate share of the income generated by our joint venture interests. Our proportionate share of the income (loss) generated by our joint venture interests including $4,647 and $134 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $856 and $191 for the six months ended June 30, 2013 and 2012. The Bank of America Portfolio net loss six months ended June 30, 2013 includes our pro-rata share of net loss of $5,690, including a loss on the sale of $2,267, from the defeased mortgage acquired as part of the joint venture’s acquisition. The pool of government securities which served as collateral for the mortgage loan, generated sufficient cash flows to cover the debt service requirements, but did not generate income to offset the corresponding interest expense.

Expenses

	2013	2012	Change
Property management expenses	$11,173	$11,799	(626)
Property operating expenses	425	-	425
Other-than-temporary impairment	1,682	-	1,682
Depreciation and amortization	1,256	86	1,170
Interest expense	85	-	85
Management, general and administrative	8,694	14,446	(5,752)
Acquisition expenses	1,249	-	1,249
Provision for taxes	4,846	3,419	1,427
Total expenses	$29,410	$29,750	$(340)

Property management expenses decreased by $626 to $11,173 for the six months ended June 30, 2013 from $11,799 for the six months ended June 30, 2012. The decrease is primarily related to $1,289 reduction in salaries and benefits for engineers due to the termination of the engineering agreement and reallocations of staff. The decrease is partially offset by $405 additional professional fees.

Property operating expenses increased by $425 from $0 recorded for the six months ended June 30, 2012 to $425 recorded for the six months ended June 30, 2013. The increase is attributable to the acquisition of 16 properties subsequent to June 30, 2012.

During the six months ended June 30, 2013, we recorded an other-than-temporary impairment charge of $1,682 due to adverse changes in expected cash flows related to the retained CDO bonds. During the six months ended June 30, 2012, we did not record any other-than-temporary impairment charges.

We recorded depreciation and amortization expenses of $1,256 for the six months ended June 30, 2013, compared to $86 for the six months ended June 30, 2012. The increase of $1,170 is primarily due to the acquisition of 16 properties subsequent to June 30, 2012.

 We recorded interest expenses of $85 for the six months ended June 30, 2013, compared to $0 for the six months ended June 30, 2012. The increase of $85 is due to the financing we secured on our Indianapolis Industrial Portfolio, the loan assumed on the acquisition of the specialty asset located in Hutchins, Texas and a note payable to the seller of our build-to-suit property in Hialeah Gardens, Florida

Management, general and administrative expenses were $8,694 for the six months ended June 30, 2013, compared to $14,446 for the same period in 2012. The decrease of $5,752 is primarily related to reduced salary and employee benefit costs of $1,231, audit and tax fees of $902, legal fees of $613, rent allocation of $257, and the write-off of $2,317 related to our strategic review process in 2012.

Real estate acquisition costs were $1,249 for the six months ended June 30, 2013 and were comprised of costs incurred to complete the acquisition of 13 properties since the fourth quarter of 2012, which were accounted for as business combinations.

The provision for taxes was $4,846 for the six months ended June 30, 2013, versus $3,419 for the six months ended June 30, 2012. The decrease of $1,427 is primarily related to taxes on our realty asset management business which is conducted in a TRS and is primarily attributable to additional incentive fees recognized during the period.

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

Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Condensed Consolidated Statements of Cash Flows included in our Condensed Consolidated Financial Statements. Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of June 30, 2013 and December 31, 2012, we accrued $34,019 and $30,438, respectively, for the Series A preferred stock dividends. We expect that we will continue to elect to retain capital for liquidity purposes; however, as our business strategy is implemented and sustainable cash flows grow, we will re-evaluate our dividend policy with the intention of resuming dividends. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full.

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

As of the date of this filing, we expect that our cash on hand and cash flow from operations will be sufficient to satisfy our anticipated short-term and long-term liquidity needs as well as our recourse liabilities, if any.

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

Cash Flows

Net cash provided by operating activities increased $4,483 to $15,957 for the six months ended June 30, 2013 compared to $11,474 for the same period in 2012. Operating cash flow was generated primarily by management fees, servicing advance recoveries and net rental income from our real estate investments.

Net cash used for investing activities for the six months ended June 30, 2013 was $57,718 compared to net cash provided by investing activities $147,741 during the same period in 2012. The decrease in investing cash flow was primarily attributable to the acquisition of 14 properties net of assumed mortgages. The change is also attributable to activities in our commercial real estate finance business which we disposed of in the first quarter of 2013 and classified as discontinued operations. The decrease in cash flows from our finance business is attributable to the decrease in proceeds from real estate sales and principal collections on investments, which is offset by proceeds from the sale of the collateral management and sub-special servicing agreements for our three CDOs and the sale of a joint venture to a related party.

Net cash used in financing activities for the six months ended June 30, 2013 was $14,648 as compared to $130,371 during the same period in 2012. The change is primarily attributable to the decrease in restricted cash within the CDOs and proceeds from the sale of repurchased CDO bonds, and partially offset by an increase in repayments of liabilities issued by our CDOs. The decrease in cash flows in 2013 is also attributable to proceeds received from the origination of a mortgage note payable on our real estate assets.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2013, 59,372,672 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Preferred Stock

Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of June 30, 2013 and December 31, 2012, we accrued Series A preferred stock dividends of $34,019 and $30,438, respectively.

Market Capitalization

At June 30, 2013, our consolidated market capitalization is $404,037 based on a common stock price of $4.50 per share and the closing price of our common stock on the New York Stock Exchange on June 30, 2013. Market capitalization includes consolidated debt, if any, and common and preferred stock.

Contractual Obligations

We are obligated under certain tenant leases, to construct the underlying leased property or fund tenant expansions. As of June 30, 2013, we had four outstanding commitments: (1) The construction of a 120,000 square foot cold storage facility located in Hialeah Gardens, Florida, of which the unfunded amounts were estimated to be $23,158; (2) The contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas; (3) The expansion of a property located in Olive Branch, Mississippi whereby the tenant has a one-time option to expand the building by 250,000; and (4) The expansion of a property located in Logan Township, New Jersey whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed us for the building expansion options and therefore, no amounts are due and no unfunded amounts have been estimated.

Certain real estate assets are subject to mortgage liens. During the three months ended June 30, 2013, we assumed a fully-amortizing, first mortgage loan, encumbered by an auto auction facility located in the Dallas, Texas MSA, which we purchased in June 2013. The acquired property is 100% leased and the assumed mortgage loan is co-terminus with the lease agreement. In addition, during the three months ended June 30, 2013, we also obtained a $14,500 first mortgage loan secured by two previously acquired real estate properties and acquired one property with a $4,990 zero-coupon mortgage note payable to the property seller. Combined aggregate principal maturities of our mortgage loans and operating leases as of June 30, 2013 are as follows:

	Interest Payments	Principal Payments	Total
July 1 to December 31, 2013	$993	$525	$1,518
2014	2,234	6,247	8,481
2015	2,155	1,335	3,490
2016	2,071	1,420	3,491
2017	1,981	1,509	3,490
Thereafter	10,033	34,701	44,734
Above / Below Market Interest	-	2,977	2,977
Total	$19,467	$48,714	$68,181

Leasing Agreements

Future minimum rental income excluding reimbursements for operating expenses as of June 30, 2013 are as follows:

Operating Leases
July 1 to December 31, 2013	$6,409
2014	15,448
2015	16,478
2016	16,621
2017	16,812
Thereafter	169,443
Total minimum lease rental income	$241,211

Off-Balance-Sheet Arrangements

We have off-balance-sheet investments, including joint ventures. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance-sheet arrangements are discussed in Note 5 in the accompanying Condensed Consolidated Financial Statements.

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

Beginning with the third quarter of 2008, our board of directors elected not to pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends have been accrued for nineteen quarters as of June 30, 2013.

Related Party Transactions

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of our directors. Commencing in May 2005, we are party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our corporate offices at 420 Lexington Avenue, New York, New York. The lease is for approximately 7,300 square feet and carries a term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises is leased on a co-terminus basis with the remainder of our leased premises and carries rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. On June 25, 2012, the lease was further amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remain unchanged, except we now have the right to cancel the lease with 90 days notice. For the three and six months ended June 30, 2013, we paid $96 and $191 under this lease, respectively. For the three and six months ended June 30, 2012, we paid $77 and $173 under this lease, respectively. In April 2013, we gave notice that that we were cancelling the lease for our corporate offices at 420 Lexington Avenue effective in September 2013 concurrently with the commencement of the lease for our new corporate offices at 521 Fifth Avenue.

In June 2013, we signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for our new corporate office space located at 521 Fifth Avenue, New York, New York. The lease is expected to commence in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten.

In September 2012, we recapitalized a portfolio of office buildings, which were part of the Gramercy Finance segment and owned within our CDOs, and located in Southern California, or the Southern California Office Portfolio, with an affiliate of SL Green and several other unrelated parties, through the contribution of an existing preferred equity investment to a newly formed joint venture. In January 2013, the Company sold its 10.6% interest in a joint venture of the Southern California Office Portfolio to an affiliate of SL Green for proceeds of $8,275 and recorded a gain on disposition to a related party of $1,317.

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

FFO for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) available to common shareholders	$(6,684)	$(21,501)	$386,703	$(23,650)
Add:
Depreciation and amortization	919	1,482	1,721	3,054
FFO adjustments for joint ventures	2,266	67	4,647	134
Non-cash impairment of real estate investments	-	2,639	-	2,639
Less:
Non real estate depreciation and amortization	(46)	(1,210)	(551)	(2,516)
Gain on sale	-	(53)	-	(11,996)
Funds from operations	$(3,545)	$(18,576)	$392,520	$(32,335)
Funds from operations per share - basis	$(0.06)	$(0.37)	$6.69	$(0.64)
Funds from operations per share - diluted	$(0.06)	$(0.37)	$6.69	$(0.64)

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued additional guidance on comprehensive income (loss) which requires the provision of information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. This guidance also requires presentation on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for reporting periods beginning after December 15, 2012 with early adoption permitted. The Company adopted this guidance for the first quarter or 2013, and the Company’s adoption resulted in increased disclosures but did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently do not have any floating rate borrowings, however, our Bank of America Joint Venture financed the acquisition of its portfolio with a $200,000 floating rate, interest-only first mortgage loan. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve:

Projected Increase
Change in LIBOR	(Decrease) in Net Income
Base case
+100 bps	$(256)
+200 bps	$(511)
+300 bps	$(767)

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

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITM 6.	INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), filed with the SEC on July 26, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2013.
3.3	Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
3.4	Articles Supplementary designating the Class B-1 non-voting common stock, par value $0.001 per share, and Class B-2 non-voting common stock, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2012.
3.5	Articles of Amendment to the Articles of Amendment and Restatement of Gramercy Property Trust Inc., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2013.
4.1	Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
10.1	First Amendment, dated April 30, 2013 to the Employment and Noncompetition Agreement, dated July 1, 2012, as amended, between Gramercy Property Trust Inc. and Gordon F. DuGan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2013.
10.2	Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of August 7, 2013, filed herewith.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY PROPERTY TRUST INC.

Dated: August 8, 2013	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

