Form 10-Q/A
period 2013-06-30
Gramercy Property Trust Inc.
filed 2013-08-09
CIK 1287701

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

EXPLANATORY NOTE

Gramercy Property Trust Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our 10-Q for the period ended June 30, 2013, filed on August 8, 2013 (the “Original Filing”). This amendment is being filed solely to include Exhibit 10.2, which was inadvertently omitted from the Original Filing.

This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Quarterly Report. Other than as set forth above, the Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update any related or other disclosures.

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

10.2	Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of August 7, 2013, filed herewith.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished with the Original Filing.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished with the Original Filing.
101.INS	XBRL Instance Document, furnished with the Original Filing.
101.SCH	XBRL Taxonomy Extension Schema, furnished with the Original Filing.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, furnished with the Original Filing.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, furnished with the Original Filing.
101.LAB	XBRL Taxonomy Extension Label Linkbase, furnished with the Original Filing.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, furnished with the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY PROPERTY TRUST INC.

Dated: August 9 , 2013	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)