Form 10-Q
period 2013-09-30
Gramercy Property Trust Inc.
filed 2013-11-08
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________

FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-32248
______________________________________

GRAMERCY PROPERTY TRUST INC.
(Exact name of registrant as specified in its charter)
______________________________________

Maryland	06-1722127
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

521 5th Avenue, 30th Floor, New York, New York 10175
(Address of principal executive offices) (Zip Code)

(212) 297-1000
(Registrant's telephone number, including area code)
______________________________________

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 71,244,043 as of November 8, 2013.

GRAMERCY PROPERTY TRUST INC.
INDEX

		PAGE
PART I.	FINANCIAL INFORMATION	3
ITEM 1.	FINANCIAL STATEMENTS	3
	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 (unaudited)	4
	Condensed Consolidated Statement of Stockholders’ equity (deficit) and Non-controlling Interests for the nine months ended September 30, 2013 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM 3A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM 4.	CONTROLS AND PROCEDURES	53
PART II.	OTHER INFORMATION	54
ITEM 1.	LEGAL PROCEEDINGS	54
ITEM 1A.	RISK FACTORS	54
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	54
ITEM 4.	MINE SAFETY DISCLOSURES	54
ITEM 5.	OTHER INFORMATION	54
ITEM 6.	EXHIBITS	55
SIGNATURES		56

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Gramercy Property Trust Inc.
Condensed Consolidated Balance Sheets
(Unaudited, dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2013	2012
Assets:
Real estate investments, at cost:
Land	$43,821	$1,800
Building and improvements	154,474	21,359
Less: accumulated depreciation	(2,279)	(50)
Total real estate investments, net	196,016	23,109
Cash and cash equivalents	28,747	105,402
Investment in joint ventures	46,800	72,742
Servicing advances receivable	9,973	-
Retained CDO bonds	7,992	-
Assets held-for-sale, net (includes consolidated VIEs of $0 and $1,913,353, respectively)	-	1,952,264
Tenant and other receivables, net	13,056	4,123
Acquired lease assets, net of accumulated amortization of $933 and $42	13,225	4,386
Deferred costs, net of accumulated amortization of $316 and $2,033	2,577	415
Other assets	9,705	6,395
Total assets	$328,091	$2,168,836

Liabilities and Equity (Deficit):
Liabilities:
Mortgage notes payable	$48,436	$-
Accounts payable and accrued expenses	7,703	8,908
Dividends payable	35,809	30,438
Deferred revenue	702	33
Below-market lease liabilities, net of accumulated amortization of $211 and $4	3,931	458
Liabilities related to assets held-for-sale (includes consolidated VIEs of $0 and $2,374,516, respectively)	-	2,380,162
Other liabilities	1,023	665
Total liabilities	97,604	2,420,664

Commitments and contingencies		-

Equity (deficit):
Common stock, par value $0.001, 98,000,000 and 96,000,000 shares authorized, 57,676,005 and 56,731,002 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	58	57
Common stock, Class B-1, par value $0.001, 0 and 2,000,000 shares authorized, issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	-	2
Common stock, Class B-2, par value $0.001, 2,000,000 sharesauthorized, issued and outstanding at September 30, 2013 and December 31, 2012.	2	2
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 4,600,000 shares authorized, 3,525,822 shares issued and outstanding at September 30, 2013 and December 31, 2012.	85,235	85,235
Additional paid-in-capital	1,103,798	1,102,227
Accumulated other comprehensive loss	118	(95,265)
Accumulated deficit	(959,585)	(1,344,989)
Total Gramercy Property Trust Inc. stockholders' equity (deficit)	229,626	(252,731)
Non-controlling interest	861	903
Total equity (deficit)	230,487	(251,828)
Total liabilities and equity (deficit)	$328,091	$2,168,836

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Management fees	$8,343	$8,833	$30,275	$26,762
Rental revenue	4,024	-	6,484	-
Investment income	464	299	1,233	299
Operating expense reimbursements	460	-	764	-
Other income	130	25	236	91
Total revenues	13,421	9,157	38,992	27,152
Expenses
Property operating expenses:
Property management expenses	4,842	5,666	16,015	17,466
Property operating expenses	479	-	903	-
Total property operating expenses	5,321	5,666	16,918	17,466
Other-than-temporary impairment	-	-	1,682	-
Portion of impairment recognized in other comprehensive loss	-	-	-	-
Net impairment recognized in earnings	-	-	1,682	-
Depreciation and amortization	1,886	44	3,142	130
Interest expense	538	-	623	-
Management, general and administrative	4,672	8,262	13,366	22,708
Acquisition expenses	238	-	1,487	-
Total expenses	12,655	13,972	37,218	40,304
Income (loss) from continuing operations before equity in income (loss) from joint ventures and provisions for taxes	766	(4,815)	1,774	(13,152)
Equity in net income (loss) of joint ventures	983	31	(2,808)	88
Income (loss) from continuing operations before provision for taxes and discontinued operations	1,749	(4,784)	(1,034)	(13,064)
Provision for taxes	(744)	39	(5,590)	(3,379)
Income (loss) from continuing operations	1,005	(4,745)	(6,624)	(16,443)
Income (loss) from discontinued operations	(514)	1,855	9,456	(18,513)
Gain on sale of joint venture interest to a director related entity	-	-	1,317	-
Gains from disposals	-	-	389,140	11,996
Provision for taxes	-	-	(2,515)	-
Income (loss) from discontinued operations	(514)	1,855	397,398	(6,517)
Net income (loss) attributable to Gramercy Property Trust Inc.	491	(2,890)	390,774	(22,960)
Accrued preferred stock dividends	(1,790)	(1,790)	(5,370)	(5,370)
Net income (loss) available to common stockholders	$(1,299)	$(4,680)	$385,404	$(28,330)
Other comprehensive income (loss):
Unrealized gain (loss) on debt securities and derivative instruments:
Unrealized holding gains (losses) arising during period	$(65)	$63,455	$118	$170,800
Other comprehensive income (loss):	(65)	63,455	118	170,800
Comprehensive income (loss) attributable to Gramercy Property Trust Inc.	$426	$60,565	$390,892	$147,840
Comprehensive income (loss) attributable to common stockholders	$(1,364)	$58,775	$385,522	$142,470
Basic earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.01)	$(0.13)	$(0.21)	$(0.42)
Net income (loss) from discontinued operations	(0.01)	0.04	6.77	(0.13)
Net income (loss) available to common stockholders	$(0.02)	$(0.09)	$6.56	$(0.55)
Diluted earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.01)	$(0.13)	$(0.21)	$(0.42)
Net income (loss) from discontinued operations	(0.01)	0.04	6.77	(0.13)
Net income (loss) available to common stockholders	$(0.02)	$(0.09)	$6.56	$(0.55)
Basic weighted average common shares outstanding	58,902,708	52,308,653	58,729,491	51,328,443
Diluted weighted average common shares and common share equivalents outstanding	58,902,708	52,308,653	58,729,491	51,328,443

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Deficit) and Non-controlling Interests
(Unaudited, dollar amounts in thousands)

									Accumulated	Retained	Total
			Common Stock,		Common Stock,		Series A	Additional	Other	Earnings /	Gramercy	Non-
	Common Stock		Class B-1		Class B-2		Preferred	Paid-In-	Comprehensive	(Accumulated	Property	controlling
	Shares	Par Value	Par Value	Par Value	Shares	Par Value	Stock	Capital	Income (Loss)	Deficit)	Trust Inc.	interest	Total
Balance at December 31, 2012	56,731,002	57	2,000,000	2	2,000,000	2	$85,235	$1,102,227	$(95,265)	$(1,344,989)	$(252,731)	$903	$(251,828)
Net loss	-	-	-	-	-	-	-	-	-	390,774	390,774	-	390,774
Change in net unrealized loss on derivative instruments	-	-	-	-	-	-	-	-	10,100	-	10,100	-	10,100
Change in net unrealized gain on debt securities	-	-	-	-	-	-	-	-	118	-	118	-	118
Change in net unrealized loss on available - for-sale securities	-	-	-	-	-	-	-	-	23,083	-	23,083	-	23,083
Gramercy Finance disposal	-	-	-	-	-	-	-	-	62,082	-	62,082	(42)	62,040
Conversion of Class B-1 shares into common stock	2,000,000	2	(2,000,000)	(2)	-	-	-	-	-	-	-	-	0
Issuance of stock - stock purchase plan	7,189	-	-	-	-	-	-	13	-	-	13	-	13
Stock based compensation- fair value (1)	(1,062,186)	(1)	-	-	-	-	-	1,558	-	-	1,557	-	1,557
Dividends accrued on preferred stock	-	-	-	-	-	-	-	-	-	(5,370)	(5,370)	-	(5,370)
Balance at September 30, 2013	57,676,005	58	$-	-	2,000,000	2	$85,235	$1,103,798	$118	$(959,585)	$229,626	$861	$230,487

(1)  In the first quarter of 2013, the Company excluded unvested restricted share units from the outstanding share count.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollar amounts in thousands)
	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net income (loss)	$390,774	$(22,960)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	3,565	1,007
Amortization of acquired leases to rental revenue	(125)	(155)
Amortization of deferred costs	149	2,909
Amortization of discount and other fees	(10,110)	(19,319)
Straight-line rent adjustment	(1,463)	(152)
Non-cash impairment charges	9,323	60,791
Net gain on sale of properties and lease terminations	-	(11,996)
Net realized gain on sale of joint venture to a director related entity	(1,317)	-
Net realized gain on loans	-	765
Net realized gain on disposal of Gramercy Finance	(389,140)	-
Equity in net (income) loss of joint ventures	3,612	(88)
Stock-based compensation	1,572	2,145
Distributions recieved from joint ventures	6,493
Provision for loan losses	-	(7,838)
Changes in operating assets and liabilities:
Restricted cash	(1,033)	8,084
Tenant and other receivables	(7,254)	(2,838)
Accrued interest	5,759	2,453
Other assets	10,983	(1,646)
Payment of capitalized tenant leasing costs	-	(67)
Accounts payable, accrued expenses and other liabilities	(6,451)	2,016
Deferred revenue	1,286	(140)
Net cash provided by operating activities	16,623	12,971
Investing Activities:
Capital expenditures and leasehold costs	(4,011)	(1,399)
Distribution received from joint ventures	18,391	289
Proceeds from sale of real estate	-	37,259
Proceeds from disposal of Gramercy Finance	6,291	-
Proceeds from sale of joint venture to a director related entity	8,275	-
Proceeds from repayments of servicing advances receivable	4,758	-
Payment of deferred investment costs	-	1,148
New loan investment originations and funded commitments	-	(19,295)
Principal collections on investments	34,990	195,052
Investment in joint ventures	(1,750)	-
Investment in commercial mortgage-backed securities	-	(535)
Acquisition of real estate	(143,203)	-
Net cash (used for) provided by investing activities	(76,259)	212,519
Financing Activities:
Repayment of collateralized debt obligations	(85,912)	(181,328)
Proceeds from mortgage note payables, net	14,500	-
Net proceeds from sale of common stock	-	2,677
Payment of deferred financing costs	(2,621)	-
Repayment of mortgage note payable	(298)	-
Proceeds from sale of repurchased bonds	34,364	-
Change in restricted cash from financing activities	22,948	(35,347)
Net cash used in financing activities	(17,019)	(213,998)
Net increase (decrease) in cash and cash equivalents	(76,655)	11,492
Cash and cash equivalents at beginning of period	105,402	163,725
Cash and cash equivalents at end of period	$28,747	$175,217
Non-cash activity:
Deferred gain (loss) and other non-cash activity related to derivatives	$-	$(8,113)
Land acquired for consideration of a note payable	$4,839	$-
Debt assumed in acquisition of real estate	$31,312	$-
Supplemental cash flow disclosures:
Interest paid	$16,918	$44,029
Income taxes paid	$8,625	$5,621

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share data)
September 30, 2013

1. Business and Organization

Gramercy Property Trust Inc., or the Company, is a fully-integrated, self-managed commercial real estate investment company focused on acquiring and managing income-producing industrial and office properties net leased to high quality tenants in major markets throughout the United States. The Company also operates an asset management business that manages for third-parties, including the Company’s Bank of America joint venture, commercial real estate assets throughout the United States primarily leased to financial institutions and affiliated users.

The Company was founded in 2004 as a specialty finance  Real Estate Investment Trust, or REIT, focused on originating and acquiring loans and securities related to commercial and multifamily properties. In July 2012, following a strategic review, the Company’s board of directors announced a repositioning of the Company as an equity REIT focused on acquiring and managing income producing net leased real estate. To reflect this transformation, in April 2013 the Company changed its name from Gramercy Capital Corp. to Gramercy Property Trust Inc. and began trading on the New York Stock Exchange under the new symbol GPT.

The Company seeks to acquire high quality net leased properties and construct a diversified portfolio that generates stable, predictable cash flows and protects investor capital over a long investment horizon. The Company approaches the net lease market as a value investor, looking to identify and acquire net leased properties that the Company believes offer the most attractive risk adjusted returns throughout market cycles. The Company focuses primarily on industrial and office properties in target markets with strong demographic and economic growth potential. The Company’s goal is to grow its existing portfolio through selective acquisition and become the pre-eminent owner of net leased commercial office and industrial properties.

As of September 30, 2013, the Company owns, either directly or in joint ventures, a portfolio of 106 net leased industrial and office properties with 96% occupancy. Tenants include Bank of America, Kar Auction Services, YRC Worldwide, Five Below,  Nestle Waters and others. As of that date, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages for third-parties approximately $1,500,000 of commercial real estate assets.

During the three months ended September 30, 2013, the Company acquired four properties aggregating approximately 258,000 square feet for a total purchase price of approximately $17,694. During the nine months ended September 30, 2013, the Company acquired 18 properties aggregating approximately 1,903,800 square feet for a total purchase price of approximately $175,914.

On March 15, 2013, the Company disposed of its Gramercy Finance segment and exited the commercial real estate finance business. The disposal was completed pursuant to a sale and purchase agreement to transfer the collateral management and sub-special servicing agreements for the Company’s three Collateralized Debt Obligations, or CDOs, to CWCapital Investments LLC, or CWCapital, for proceeds of $6,291 in cash, after expenses. The Company retained its non-investment grade subordinate bonds, preferred shares and ordinary shares, or the Retained CDO Bonds, in the CDOs, which may allow the Company to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds or what the timing of these proceeds might be. The carrying value of the Retained CDO Bonds as of September 30, 2013 is $7,992. In February 2013, the Company also sold a portfolio of repurchased notes previously issued by two of its three CDOs, generating cash proceeds of $34,381. In addition, the Company expects to receive additional cash proceeds for past CDO servicing advances when specific assets within the CDOs are liquidated. The Company received reimbursements of $4,746 and $4,758 during the three and nine months ended September 30, 2013, respectively, and the carrying value of the receivable for servicing advance reimbursements as of September 30, 2013 is $9,973, including accrued interest at the prime rate of 3.25%. On March 15, 2013, the Company deconsolidated the assets and liabilities of Gramercy Finance from the Company’s Condensed Consolidated Financial Statements and recognized a gain on the disposal of $389,140 within discontinued operations. For a further discussion regarding the disposal of the Gramercy Finance segment see Note 3 “Dispositions and Assets Held-for-Sale”.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent it distributes its taxable income, if any, to its stockholders. In the past the Company has established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effectuate various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities. The Company’s Asset Management business is conducted in a TRS and substantially all of the provision for taxes on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) is related to this business.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

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

Reclassification

Certain prior year balances have been reclassified to conform with current year presentation in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and footnote disclosures to reflect held-for-sale assets and discontinued operations as of September 30, 2013.

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

Variable Interest Entities

The Company had no consolidated VIEs as of September 30, 2013. The following is a summary of the Company’s involvement with unconsolidated VIEs as of September 30, 2013:

	Company carrying		Company carrying	Face value of	Face value of liabilities
	value-assets		value-liabilities	assets held by the VIEs	issued by the VIEs
Assets
Unconsolidated VIEs
Retained CDO Bonds (1)	$7,992	(1)	$-	$2,213,144	$1,978,315

(1) Retained CDO Bonds were previously eliminated in consolidation.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

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

Unconsolidated VIEs

Investment in Retained CDO Bonds

As further discussed above, on March 15, 2013, the Company recognized an asset in Retained CDO Bonds in connection with the disposal of the Gramercy Finance segment. The Company is not obligated to provide any financial support to these CDOs. The Company’s maximum exposure to loss is limited to its interest in the Retained CDO Bonds, which is a non-cash loss, and the Company does not control the activities that most significantly impact the VIEs’ economic performance.

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

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

Acquisitions of real estate that do not meet the definition of a business combination are recorded at cost. Acquired real estate investments which are under construction are considered build-to-suit transactions and are also recorded at cost. In build-to-suit transactions, the Company engages a developer to construct a building and/or improvement or provide funds to a tenant to develop a building and/or improvement. The Company capitalizes the funds provided to the developer/tenant and the internal costs, including interest, real estate taxes and insurance, if applicable, during the construction period. These costs are capitalized as long as the construction activities are in progress. In the event that construction is abandoned or suspended, the Company will stop capitalizing costs until construction activities resume.

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

The Company also reviews the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose. These assessments are recorded as an impairment loss in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset to be held and used, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity interest in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on the Condensed Consolidated Balance Sheets and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of September 30, 2013 and December 31, 2012, the Company had equity investments of $46,800 and $72,742 in joint ventures, respectively.

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

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded on real estate assets and current and prior periods are reclassified as “discontinued operations.” As of September 30, 2013 and December 31, 2012, the Company had real estate investments held for sale of $0 and $88,806, respectively. The Company did not record any impairment charges during the three and nine months ended September 30, 2013. The Company recorded impairment charges of $1,981 and $4,620 , respectively, on real estate investments within discontinued operations for the three and nine months ended September 30, 2012.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of September 30, 2013 and December 31, 2012 were $278 and $211, respectively. The Company continually reviews receivables related to rent, tenant reimbursements and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.

Servicing Advances Receivable

Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance, more fully described in Note 1. The accrual for reimbursement of servicing advances incurred while the Company was the collateral manager of the CDOs includes expenses such as legal fees incurred to negotiate modifications and foreclosures on loan investments, professional fees incurred on certain loans, or fees for services such as appraisals obtained on real estate properties that served as collateral for loan investments. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated in accordance with the terms of the collateral management and sub-special servicing agreements, which were sold in connection with the disposal of Gramercy Finance. The Company has no control over the timing of the resolution of the related assets, however, the Company earns accrued interest at the prime rate for the time that these reimbursements are outstanding. For the three and nine months ended September 30, 2013, the Company received reimbursements of $4,746 and $4,758, respectively. As of September 30, 2013, the servicing advances receivable is $9,973.

The Company reviews the servicing advances receivable on a quarterly basis and determines collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of September 30, 2013, the Company has reviewed the outstanding servicing advances and has determined that all amounts are collectible.

Retained CDO Bonds

The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDO’s, which the Company recognized at fair value in March 2013 in conjunction with the disposal of Gramercy Finance. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing of investment income for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

For the three and nine months ended September 30, 2013, the Company recognized an other-than-temporary impairment, or OTTI, of$0 and $1,682, respectively, on its Retained CDO Bonds. A summary of the Company’s Retained CDO Bonds as of September 30, 2013 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain (Loss)	Other-than-temporary impairment	Fair Value	Weighted Average Expected Life
Available for Sale, Non-investment Grade:
Retained CDO Bonds	9	$354,600	$7,874	$118	$1,682	$7,992	5.7 years
Total	9	$354,600	$7,874	$118	$1,682	$7,992	5.7 years

 The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the nine months ended September 30, 2013:

Balance as of December 31, 2012 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$-
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	1,682
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an other-than-temporary impairment was recognized in other comprehensive income	-
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of other-than-temporary impairment recognized in other comprehensive income	-
Reduction for credit losses:
On Retained CDO Bonds for which no other-than-temporary impairment was recognized in other comprehensive income at current measurement date	-
On Retained CDO Bonds sold during the period	-
On Retained CDO Bonds charged off during the period	-
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	-
Balance as of September 30, 2013 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$1,682

Intangible Assets and Liabilities

The Company follows the acquisition method of accounting for business combinations. The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of fair value are made using customary methods, including data from independent appraisals, comparable sales, discounted cash flow analyses and other methods. Identifiable intangible assets and liabilities include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and intangible liabilities acquired.

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

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as-if vacant. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the anticipated lease-up period. Management also estimates costs to execute similar leases including leasing commissions and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the remaining non-cancelable term of the respective leases. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the in-place lease intangible would be written off to depreciation and amortization expense.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

The Company recorded $336 and $7 of amortization of intangible assets as part of depreciation and amortization, including $0 and $7 within discontinued operations, for the three months ended September 30, 2013 and 2012, respectively. The Company recorded $778 and $43 of amortization of intangible assets as part of depreciation and amortization, including $3 and $43 within discontinued operations, for the nine months ended September 30, 2013 and 2012, respectively.

The Company recorded $49 and $42 of amortization of intangible assets and liabilities as a net increase to rental revenue, including $0 and $42 within discontinued operations, for the three months ended September 30, 2013 and 2012, respectively. The Company recorded $125 and $155 of amortization of intangible assets and liabilities as a net increase to rental revenue, including $34 and $155 within discontinued operations, for the nine months ended September 30, 2013 and 2012, respectively.

Intangible assets and liabilities consist of the following:

	September 30, 2013	December 31, 2012
Intangible assets:
In-place leases, net of accumulated amortization of $805 and $359	$12,307	$3,639
Above-market leases, net of accumulated amortization of $128 and $48	918	935
Amounts related to assets held for sale, net of accumulated amortization of $0 and $365	-	(188)
Total intangible assets	$13,225	$4,386

Intangible liabilities:
Below-market leases, net of accumulated amortization of $211 and $1,395	$3,931	$2,161
Amounts related to liabilities held for sale, net of accumulated amortization of $0 and $1,391	-	(1,703)
Total intangible liabilities	$3,931	$458

The following table provides the weighted-average amortization period as of September 30, 2013 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted- Average Amortization Period	October 1 to December 31, 2013	2014	2015	2016	2017
In-place leases	10.6	$336	$1,344	$1,344	$1,344	$1,344
Total to be included in depreciation and amortization expense		$336	$1,344	$1,344	$1,344	$1,344

Above-market lease assets	5.9	$40	$162	$162	$162	$162
Below-market lease liabilities	12.8	(89)	(358)	(358)	(358)	(358)

Total to be included in rental revenue		$(49)	$(196)	$(196)	$(196)	$(196)

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
September 30, 2013

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
September 30, 2013

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

In the second quarter of 2013, after consideration of the termination provisions of the agreement and the sales of real estate assets made to date, the Company recognized incentive fees of $5,700 related to its Asset Management Services Agreement, or the Management Agreement, with KBS Acquisition Sub, LLC, or KBSAS, a wholly-owned subsidiary of KBS Real Estate Investment Trust, Inc., or KBS REIT, pursuant to which the Company provides asset management services to KBSAS with respect to a portfolio of office and banks branches, or the KBS Portfolio. The Management Agreement provides for an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3,500 or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375,000 (as adjusted for future cash contributions into, and distributions out of, KBSAS by KBS REIT). The Threshold Value Profits Participation is capped at a maximum of $12,000 and is payable 60 days after the earlier to occur of June 30, 2014 (or March 31, 2015 upon satisfaction of certain extension conditions including the payment by KBSAS of a $750 extension fee) and the date on which KBSAS, directly or indirectly sells, conveys or otherwise transfers at least 90% of the KBS portfolio. For the three and nine months ended September 30, 2013, the Company recognized incentive fees of $1,059 and $7,046, respectively.

Commercial Mortgage-Backed Securities

On March 15, 2013, the Company deconsolidated its CMBS in connection with the disposal of Gramercy Finance. On the date of disposal, the Company marked all CMBS to fair value and then recognized an other-than-temporary impairment for all CMBS in an unrealized loss position equal to the entire difference between the amortized cost basis and the fair value, before deconsolidating the Company’s portfolio of CMBS. The Company recorded the unrealized gain portion of CMBS equal to the excess of the fair value over the amortized cost as a component of accumulated other comprehensive income (loss) before deconsolidation. As of December 31, 2012, due to the expected disposal of Gramercy Finance at that reporting date, the Company recognized an other-than-temporary impairment for all CMBS in an unrealized loss position because it could no longer express the intent to hold its CMBS until maturity.

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

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

The Company determined the fair value of CMBS based on the types of securities in which the Company had invested. The Company consulted with dealers of securities to periodically obtain updated market pricing for the same or similar instruments. For securities for which there was no active market, the Company may have utilized a pricing model to reflect changes in projected cash flows. The value of the securities was derived by applying discount rates to such cash flows based on current market yields. The yields employed were obtained from the Company’s own experience in the market, advice from dealers when available, and/or information obtained in consultation with other investors in similar instruments. Because fair value estimates, when available, may vary to some degree, the Company made certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

Stock-Based Compensation Plans

The Company has a stock-based compensation plan, described more fully in Note 11. The Company accounts for this plan using the fair value recognition provisions. The Company uses the Black-Scholes option-pricing model to estimate the fair value of a stock option award. This model requires inputs such as expected term, expected volatility and the risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation cost. These inputs are highly subjective and generally require significant analysis and judgment to develop.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period. For three and nine months ended September 30, 2013 and 2012, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted-average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. As of September 30, 2013, and December 31, 2012, the Company had 688,965 and 1,383,388 weighted-average unvested restricted shares outstanding, respectively.

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

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

For the three and nine months ended September 30, 2013, the Company recorded $744 and $8,105 of income tax expense, including $0 and $2,515 within discontinued operations, respectively. For the three and nine months ended September 30, 2012, the Company reversed $39 and recorded $3,379 of income tax expense within continuing operations, respectively. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if we believe it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the Condensed Consolidated Financial Statements is to classify these as interest expense and operating expense, respectively. As of September 30, 2013 and December 31, 2012, the Company did not incur any material interest or penalties.

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

One asset management client accounted for 66% and 73% of the Company’s management fee income for the three and nine months ended September 30, 2013, respectively. One asset management client accounted for 100% of the Company’s management fee income for the three and nine months ended September 30, 2012. One tenant accounted for 35% of the Company’s rental revenue for the three months ended September 30, 2013, and one tenant accounted for 23% of the Company’s rental revenue for the nine months ended September 30, 2013.

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
September 30, 2013
3. Dispositions and Assets Held-for-Sale

The Company did not classify any assets as held-for-sale as of September 30, 2013. The following operating results for Gramercy Finance and the assets previously sold for the three and nine months ended September 30, 2013 and 2012, are included in discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Results:
Revenues	$(44)	$40,314	$33,433	$123,402
Operating expenses	(254)	(10,582)	(3,875)	(22,826)
Marketing, general and administrative	(216)	(8,844)	(2,313)	(13,028)
Interest expense	-	(19,735)	(14,735)	(60,575)
Depreciation and amortization	-	(298)	(15)	(878)
Loans held for sale and CMBS OTTI	-	(15,372)	(7,641)	(52,446)
Provision for loan losses	-	16,372	-	7,838
Expense reimbursements (1)	-	-	5,406	-
Equity in net income from joint venture	-	-	(804)	-
Net income (loss) from operations	(514)	1,855	9,456	(18,513)
Gain on sale of joint venture interests to a director related entity	-	-	1,317	-
Net gains from disposals	-	-	389,140	11,996
Provision for taxes	-	-	(2,515)	-
Net income from discontinued operations	$(514)	$1,855	$397,398	$(6,517)

(1)
In the first quarter of 2013, the Company received reimbursements for enforcement costs of $5,406 incurred on the behalf of a pari-passu lender for one loan held by the CDOs, which the Company incurred in prior years. The Company fully reserved for these costs when incurred due to the uncertainty of recovery.

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

For a further discussion regarding the measurement of financial instruments see Note 9.

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

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

4. Acquisitions

A summary of the Company’s acquisitions for the nine months ended September 30, 2013 is as follows:

		Metropolitan			Building		Gross
		Statistical	Acquisition	Number of	Square	Land	Purchase	Lease
Property Type	Location	Area (MSA)	Date	Buildings	Feet	Acres	Price	Expiration
Q1 2013 acquisitions
	Olive Branch,	Memphis,
Warehouse/Industrial (1)	Mississippi	Tennessee	3/11/2013	1	605,000	43	$24,650	December 2022
	Garland,
Warehouse/Industrial (1)	Texas	Dallas/Fort Worth	3/19/2013	1	342,000	20	10,700	October 2032
Cross-Dock	East Brunswick,
Truck Terminal (1)	New Jersey	New York/New Jersey	3/28/2013	1	34,000	16	11,650	January 2019
Total Q1 2013 acquisitions				3	981,000	79	47,000

Q2 2013 acquisitions

Cross-Dock	Atlanta,	Atlanta,
Truck Terminal (1)	Georgia	Georgia	5/6/2013	1	130,000	38	7,850	May 2020
	Bellmawr,	Philadelphia,
Warehouse/Industrial (1)	New Jersey	Pennsylvania	5/30/2013	1	62,000	4	4,175	October 2022
	Hialeah Gardens,	Miami,
Build-to-Suit (1),(2)	Florida	Florida	5/30/2013	-	-	9	5,000	N/A
	Emmaus,	Allentown,
Banking Center (3)	Pennsylvania	Pennsylvania	6/6/2013	1	5,000	-	1,610	February 2019
	Calabash,	Myrtle Beach,
Banking Center (3)	North Carolina	South Carolina	6/6/2013	1	2,000	-	610	December 2018
Cross-Dock	Deer Park,
Truck Terminal (3)	New York	New York/New Jersey	6/18/2013	1	18,000	5	3,900	December 2019
Cross-Dock	Elkridge,	Baltimore/
Truck Terminal (3)	Maryland	Washington, D.C.	6/19/2013	1	34,000	11	5,900	May 2019
Cross-Dock	Houston,	Houston,
Truck Terminal (3)	Texas	Texas	6/26/2013	3	102,000	33	6,914	May 2019
Cross-Dock	Orlando,	Orlando,
Truck Terminal (3)	Florida	Florida	6/26/2013	1	46,000	15	5,036	January 2019
	Hutchins,
Specialty Asset (3),(4)	Texas	Dallas/Fort Worth	6/27/2013	3	196,000	175	58,500	July 2029
	Logan Twp.,	Philadelphia,
Warehouse/Industrial (3)	New Jersey	Pennsylvania	6/28/2013	1	70,000	11	11,725	May 2028
Total Q2 2013 acquisitions				14	665,000	301	111,220

Q3 2013 Acquisitions
	Morristown,							October 2013
Banking Center (3),(5)	New Jersey	New York/New Jersey	8/1/2013	1	42,000	1	4,900	September 2024
	Atlanta,	Atlanta,
Warehouse/Industrial (3)	Georgia	Georgia	8/22/2013	1	133,000	6	4,000	April 2023
	Manassas Park,	Baltimore/
Warehouse/Industrial (3)	Virginia	Washington, D.C.	9/5/2013	2	83,000	5	8,794	December 2024
Total Q3 2013 Acquisitions				4	258,000	12	17,694

Total 2013 Acquisitions				21	1,904,000	392	175,914

(1)
The Company analyzed the fair value of the leases and real estate assets of these investments; and, accordingly, the purchase price allocation is finalized. The current allocation of the assets includes $50,272 of net real estate assets, $9,730 of intangible assets and $3,679 of intangible liabilities.

(2)
The build-to-suit property located in Hialeah Gardens, Florida is a commitment to construct a 118,000 square foot cold storage facility which will be 100% leased for an initial term of 25 years when completed in the second quarter of 2014. The Company acquired the land for the property with a $4,990 zero-coupon mortgage note payable to the seller. Total costs are expected to be approximately $25,000, of which the unfunded amounts were estimated to be $20,669 at September 30, 2013.

(3)
The Company is currently analyzing the fair value of the lease and real estate assets; and accordingly, the purchase price allocation is preliminary and subject to change. The initial recording of the assets included $114,894 of real estate assets.

(4)
The Specialty Asset located in Hutchins, Texas is an auto auction facility encumbered with a mortgage of $26,322. The mortgage had a fair value at acquisition of $29,460 and the company capitalized loan assumption costs of $263.

(5)
The original lease term for one tenant of the property located in Morristown, New Jersey expired in October 2013, however an amendment to the lease was signed and effective October 1, 2013, which extended the lease term to October 2018.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

All of the Company’s acquisitions are 100% leased. The Company recorded revenues and net income for the three months ended September 30, 2013 of $3,803 and $5,260, respectively, related to the above acquisitions. The Company recorded revenues and net income for the nine months ended September 30, 2013 of $1,414 and $1,994, respectively, related to the above acquisitions.

  A summary of the Company’s acquisitions for the year ended December 31, 2012 is as follows:

		Metropolitan			Building		Gross
		Statistical	Acquisition	Number of	Square		Purchase	Lease
Property Type	Location	Area	Date	Buildings	Feet	Acres	Price	Expiration

Q4 2012 acquisitions
	Mt. Comfort,	Indianapolis,						September 2021
Warehouse/Industrial	Indiana	Indiana	11/20/2012	1	245,000	13	$12,035	December 2018
	Greenwood,	Indianapolis,
Warehouse/Industrial	Indiana	Indiana	11/20/2012	1	294,000	21	15,090	July 2024
Total Q4 2012 acquisitions				2	539,000	34	27,125

Total 2012 acquisitions				2	539,000	34	$27,125

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the three and nine months ended September 30, 2013 and 2012 as though the acquisitions closed during the periods ended September 30, 2013 and December 31, 2012 were completed on January 1, 2012. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma revenues	$13,533	$13,523	$45,087	$40,251
Pro forma net income (loss) available to common stockholders	$2,372	$(3,090)	$393,225	$(23,614)
Pro forma earnings per common share-basic	$0.04	$(0.06)	$6.70	$(0.46)
Pro forma earnings per common share-diluted	$0.04	$(0.06)	$6.70	$(0.46)
Pro forma common shares-basic	58,902,708	52,308,663	58,729,491	51,328,443
Pro forma common share-diluted	58,902,708	52,308,663	58,729,491	51,328,443

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

5. Investments in Joint Ventures

Bank of America Portfolio

The Company owns a 50% interest in a joint venture, or the Joint Venture, of a portfolio of 85 properties, or the Bank of America Portfolio, located across the United States totaling approximately 3,500,000 rentable square feet and 98% leased to Bank of America, N.A., under a master lease with expiration dates through 2023, with a total portfolio occupancy of approximately 93%. The Bank of America Portfolio was acquired by the Joint Venture in December of 2012. The acquisition was financed with a $200,000 floating rate, interest-only mortgage note maturing in 2014, collateralized by 67 properties of the portfolio. The mortgage note has three one-year extension options subject to satisfaction of certain terms and conditions. The remaining properties are unencumbered. During the three and nine months ended September 30, 2013, the Joint Venture sold three and 28 properties for proceeds of $1,874 and $33,122, respectively. At September 30, 2013 and December 31, 2012, the investment has a carrying value of $46,800 and $72,541, respectively, and for the three and nine months ended September 30, 2013, the Company recorded its pro rata share of net income (loss) of the Joint Venture of $936 and $(2,917), respectively. During the three and nine months ended September 30, 2013, the Company received distributions of $4,000 and $24,575 from the Joint Venture, respectively. The Joint Venture is currently analyzing the fair value of the leases and accordingly, the purchase price allocation has not been finalized.

In May 2013, the Joint Venture sold the successor borrower of a defeased mortgage and the related pledged treasury securities. The loan had previously encumbered the Bank of America Portfolio’s properties, which the Joint Venture had acquired at acquisition of the Bank of America Portfolio. The pledged treasury securities were U.S. Treasury bonds designated as collateral for the mortgage note payable. The Joint Venture received proceeds of $3,600 and recognized a loss on sale of $4,535.

Philips Building

The Company owns a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021. The property is financed by a $41,000 fixed rate mortgage note with an anticipated repayment date in 2015. As of September 30, 2013 and December 31, 2012, the investment had a carrying value of $0 and $201, respectively. The Company recorded its pro rata share of net income of the joint venture of $47 and $109 for the three and nine months ended September 30, 2013, respectively. The Company recorded its pro rata share of net income of the joint venture of $31 and $88 for the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2013, the Company received distributions of $103 and $309 from the joint venture, respectively. During the three and nine months ended September 30, 2012, the Company received distributions of $103 and $289 from the joint venture, respectively.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

  The Condensed Consolidated Balance Sheets for the Company’s joint ventures at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Assets:
Real estate assets, net	$382,262	$452,692
Other assets (1)	43,943	219,760
Total assets	$426,205	$672,452
Liabilities and members' equity:
Mortgages payable (1)	$241,000	$553,140
Other liabilities	89,322	90,255
Members' equity	95,883	29,057
Liabilities and members' equity	$426,205	$672,452

(1)
In May 2013, the Joint Venture sold a defeased mortgage and the corresponding pool of pledged treasury securities, which were acquired by the Joint Venture at acquisition of the Bank of America Portfolio.

The Condensed Consolidated Statements of Operations for the Company’s joint ventures for the three and nine months ended September 30, 2013 and 2012 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$18,160	$914	$55,959	$2,743
Operating expenses	9,204	3	28,689	10
Interest (1)	2,876	525	15,498	1,576
Depreciation	4,451	268	14,014	805
Total expenses	16,531	796	58,201	2,391
Net income (loss) from operations	1,629	118	(2,242)	352
Net loss on disposals	(42)	-	(4,577)	-
Net income (loss)	$1,587	$118	$(6,819)	$352
Company's equity in net income (loss) within continuing operations	$983	$31	$(2,808)	$88
Company's equity in net income within discontinued operations	$-	$-	$(804)	$-

(1)
The Bank of America Portfolio net loss includes interest expense of $0 and $7,092 for the three and nine months ended September 30, 2013 from the defeased mortgage acquired as part of the Joint Venture’s acquisition of the Bank of America Portfolio. The pool of treasury securities pledged as collateral for the mortgage generated sufficient cash flows to cover the debt service requirements, but did not generate income to offset the interest expense. The defeased mortgage and corresponding pool of pledged treasury securities were sold in May 2013 for a loss of $4,535.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

6. Debt Obligations

Certain real estate assets are subject to mortgage liens. The following is a summary of mortgage notes payable as of September 30, 2013:

	Encumbered Properties	Balance	Interest Rate	Maturity Date
Fixed-rate mortgages	4	$45,515	0.00% to 6.95%	June 2014 to June 2029
Variable-rate mortgages	-	-	n/a	n/a
Total mortgage notes payable	4	45,515
Above/below market interest		2,921
Balance at September 30, 2013	4	$48,436

On September 4, 2013, the Company entered into a Credit and Guaranty Agreement, or the Credit Facility, with Deutsche Bank Securities, Inc., as lead arranger and bookrunner, and Deutsche Bank AG New York Branch, as administrative agent, for a $100,000 senior secured revolving credit facility. The aggregate amount of the Credit Facility may be increased to a total of up to $150,000, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The maturity date of the revolving credit facility is September 2015, with one 12-month extension option exercisable by the Company, subject, among other things, to there being an absence of an event of default under the Credit Facility and to the payment of an extension fee. The Credit Facility is guaranteed by Gramercy Property Trust Inc. and certain subsidiaries and is secured by first priority mortgages on designated properties, or the Borrowing Base. Outstanding borrowings under the Credit Facility are limited to the lesser of (i) the sum of the $100,000 revolving commitment and the maximum $50,000 commitment increase available or (ii) 60.0% of the value of the Borrowing Base. Interest on advances made on the Credit Facility, will be incurred at a floating rate based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin, or (ii) the applicable base rate which is the greater of the Prime Rate, 0.50% above the Federal Funds Rate, or 30-day LIBOR plus 1.00%. The applicable LIBOR margin will range from 1.90% to 2.75%, depending on the ratio of the Company's outstanding consolidated indebtedness to the value of the Company’s consolidated gross assets. The Credit Facility will have an initial borrowing rate of LIBOR plus 1.90%. The Credit Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the facility. The Company was in compliance with the covenants under the Credit Facility at September 30, 2013. As of September 30, 2013, there were no borrowings outstanding under the Credit Facility and 13 properties were in the borrowing base.

During the second quarter of 2013, the Company acquired an auto auction facility located in the Dallas, Texas MSA, and assumed the fully-amortizing, first mortgage note of $26,322, encumbered by the property. The acquired property is 100% leased and the assumed mortgage note is co-terminus with the lease agreement. In addition, during the prior quarter, the Company obtained a $14,500 first mortgage secured by two previously acquired real estate properties and acquired one property with a $4,990 zero-coupon mortgage note payable to the property seller.

During the three months ended September 30, 2013 and 2012, the Company capitalized $54 and $0, respectively, and $54 and $0, respectively, during the nine months ended September 30, 2013 and 2012, of interest associated with redevelopment activities.

  As of September 30, 2013, four of the Company’s real estate investments were encumbered with mortgage notes with a cumulative outstanding balance of $45,515 and the Company’s secured revolving line of credit had an outstanding balance of $0. Combined aggregate principal maturities of the Company's mortgage notes and credit facility as of September 30, 2013 are as follows:

	Credit Facility	Mortgage Notes Payable	Interest Payments	Total
2013 (October 1 - December 31)	$-	$302	$570	$872
2014	-	6,247	2,234	8,481
2015	-	1,335	2,155	3,490
2016	-	1,420	2,071	3,491
2017	-	1,509	1,981	3,490
Thereafter	-	34,702	10,033	44,735
Above / Below Market Interest	-	-	2,921	2,921
Total	$-	$45,515	$21,965	$67,480

Gramercy Property Trust Inc.
 Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

7. Leasing Agreements

The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2032. These leases generally contain rent increases and renewal options.

Future minimum rental revenue under non-cancelable leases excluding reimbursements for operating expenses as of September 30, 2013 are as follows:

Operating Leases
October 1 to December 31, 2013	$3,693
2014	16,846
2015	17,898
2016	18,060
2017	18,271
Thereafter	177,655
Total minimum lease rental income	$252,423

8. Transactions with Director Related Entities

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of the Company’s directors. In June 2013, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, New York, New York. The lease commenced in September 2013 following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten. The Company commences rent payments on December 30, 2013.

From May 2005 through September 2013, the Company was party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its previous corporate offices at 420 Lexington Avenue, New York, New York. The lease was for approximately 7,300 square feet and carried an original term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, the Company amended its lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises was leased on a co-terminus basis with the remainder of the Company’s leased premises and carried rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. On June 25, 2012, the lease was further amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remained unchanged, except the Company obtained the right to cancel the lease with 90 days notice. For the three and nine months ended September 30, 2013, the Company paid $96 and $287 under this lease, respectively. For the three and nine months ended September 30, 2012, the Company paid $96 and $269 under this lease, respectively. In April 2013, the Company gave notice that that it was cancelling the lease for its corporate offices at 420 Lexington Avenue. The lease agreement with SLG Graybar Sublease LLC was terminated in September 2013.

In September 2012, the Company, an affiliate of SL Green and several other unrelated parties recapitalized a portfolio of office buildings located in Southern California, or the Southern California Office Portfolio, through the contribution of an existing preferred equity investment to a newly formed joint venture. As of December 31, 2012, the Company’s 10.6% interest in the joint venture had a carrying value of $7,215 and was classified as held for sale in connection with the classification of Gramercy Finance as held for sale. For the three and nine months ended September 30, 2013, the Company recorded its pro rata share of net losses on the joint venture of $0 and $458, within discontinued operations. In January 2013, the Company sold its 10.6% interest in the joint venture of the Southern California Office Portfolio, which was part of the Gramercy Finance segment and was owned within the Company’s CDOs, to an affiliate of SL Green for proceeds of $8,275 and recorded a gain on disposition to a director related entity of $1,317 within discontinued operations.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

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

In connection with the Company’s disposal of Gramercy Finance, more fully described in Note 3, the Company recorded recurring and non-recurring fair value measurements as of the date of disposal for certain financial instruments before derecognition.

The following table presents the carrying value in the Condensed Consolidated Balance Sheets, and approximate fair value of financial instruments at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Lending investments (1),(2)	$-	$-	$784,135	$816,283
CMBS (2)	$-	$-	$932,265	$932,265
Derivative instruments (2)	$-	$-	$173	$173
Retained CDO Bonds (3)	$7,992	$7,992	$-	$-
Financial liabilities:
Collateralized debt obligations (1),(2)	$-	$-	$2,188,579	$1,474,236
Derivative instruments (2)	$-	$-	$173,623	$173,623
Mortgage notes payable (1)	$48,436	$48,097	$-	$-

(1)	Lending investments, mortgages notes payable, and CDOs are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.
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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

Cash and cash equivalents, accrued interest, and accounts payable : These balances in the Condensed Consolidated Financial Statements reasonably approximate their fair values due to the short maturities of these items.

Lending investments : These instruments were presented in the Condensed Consolidated Financial Statements at the lower of cost or market value and not at fair value. The fair values were estimated by using market floating rate and fixed rate yields (as appropriate) for loans with similar credit characteristics.

CMBS investments : These investments were presented in the Condensed Consolidated Financial Statements at fair value. The fair values were based upon valuations obtained from dealers of those securities, third-party pricing services, and internal models.

Collateralized debt obligations : These obligations were presented in the Condensed Consolidated Financial Statements on the basis of proceeds received at issuance and not at fair value. The fair value was estimated based upon the amount at which similarly placed financial instruments would be valued at December 31, 2012.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

Derivative instruments : The Company’s derivative instruments, which are primarily comprised of interest rate swap agreements, were carried at fair value in the Condensed Consolidated Financial Statements based upon third-party valuations.

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

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at September 30, 2013 and December 31, 2012. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these Condensed Consolidated Financial Statements since September 30, 2013 and December 31, 2012, and current estimates of fair value may differ significantly from the amounts presented herein.

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
September 30, 2013

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At September 30, 2013	Total	Level I	Level II	Level III
Financial assets:
Retained CDO Bonds:
Non-investment grade,
subordinate CDO bonds	$7,992	$-	$-	$7,992
	$7,992	$-	$-	$7,992

At December 31, 2012	Total	Level I	Level II	Level III
Financial assets:
Derivative instruments:
Interest rate caps	$173	$-	$-	$173
Interest rate swaps	-	-	-	-
	$173	$-	$-	$173
CMBS available for sale:
Investment grade	$281,495	$-	$-	$281,495
Non-investment grade	650,770	-	-	650,770
	$932,265	$-	$-	$932,265
Financial liabilities:
Derivative instruments:
Interest rate caps	$173,623	$-	$-	$173,623
Interest rate swaps	-	-	-	-
	$173,623	$-	$-	$173,623

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

Derivative instruments: Interest rate caps and swaps were valued with the assistance of a third-party derivative specialist, who used a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which required significant judgment such as the credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. The fair value of derivatives classified as Level III was most sensitive to the credit valuation adjustment as all or a portion of the credit valuation adjustment may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of the Company or its counterparties.

Total losses or (gains) from derivatives for the period ended March 15, 2013 were $10,100 in accumulated other comprehensive income (loss), and then subsequently on the date of disposal, the Company reclassified the amounts out of accumulated other comprehensive income (loss) and derecognized the derivative instruments. During the three and nine months ended September 30, 2013, the Company entered into no interest rate caps.

CMBS: CMBS were generally valued on a recurring basis by (i) obtaining assessments from third-party dealers who primarily used market-based inputs such as changes in interest rates and credit spreads, along with recent comparable trade data; and (ii) pricing services that used a combination of market-based inputs along with unobservable inputs that require significant judgment, such as assumptions on the underlying loans regarding net property operating income, capitalization rates, debt service coverage ratios and loan-to-value default thresholds, timing of workouts and recoveries, and loan loss severities. Third-party dealer marks, which were used to value the majority of the Company’s CMBS, are indications received from dealers in the respective security, from which the Company could transact at on the valuation date. The Company used all data points obtained, including comparable trades completed by the Company or available in the market place in determining its fair value of CMBS. Pricing service models are designed to replicate a market view of the underlying collateral, however, the models are most sensitive to the unobservable inputs such as timing of loan defaults and severity of loan losses and significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs, would result in a significantly lower (higher) fair value measurement. Due to the inherent uncertainty in the determination of fair value, the Company had designated its CMBS as Level III.

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

Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements of the Retained CDO Bonds on a non-recurring basis as of September 30, 2013 are:

	At September 30, 2013
Financial Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range
Retained CDO Bonds
Non-investment grade, subordinate CDO bonds	$7,992	Discounted cash flows	Discount rate	25.00% to 40.00%

Gramercy Property Trust Inc.
 Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	CMBS Available for sale - Investment Grade	CMBS Available for sale - Non- Investment Grade	Derivative Instruments	Retained CDO Bonds
Balance as of December 31, 2012	$281,495	$650,770	$173	$-
Change in CMBS investment	-	-	-	-
Change in CMBS investment status	(1,506)	1,506	-	-
Amortization of discounts or premiums	1,264	6,075	-	1,064
Proceeds from CMBS principal repayments	(10,526)	-	-	-
Gramercy Finance disposal	(274,133)	(670,387)	(219)	8,492
Adjustments to fair value:
Included in other comprehensive income	3,406	19,677	46	118
Other-than-temporary impairments	-	(7,641)	-	(1,682)
Balance as of September 30, 2013	$-	$-	$-	$7,992

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:
Derivative
Instruments - Interest
Rate Swaps
Balance as of December 31, 2012	$173,623
Gramercy Finance disposal	(163,716)
Adjustments to fair value:
Unrealized loss	(9,907)
Balance as of September 30, 2013	$-

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

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

At September 30, 2013, the Company did not measure any assets at fair value on a non-recurring basis. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the year ended December 31, 2012.

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
September 30, 2013

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

10. Stockholders’ Equity

The Company’s authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2013, 57,676,005 shares of common stock and 3,525,822 shares of preferred stock were issued and outstanding. In the third quarter of 2013, all 2,000,000 shares of our Class B-1, non-voting common stock, par value $0.0001, issued as consideration for the Company’s contribution to the Joint Venture for its acquisition of the Bank of America Portfolio, were converted into common stock.

Preferred Stock

Beginning with the fourth quarter of 2008, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of September 30, 2013 and December 31, 2012, the Company accrued Series A preferred stock dividends of $35,809 and $30,438, respectively. The Company may at its option redeem the Series A cumulative redeemable preferred stock at par for cash.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) grants of shares of restricted and unrestricted common stock; (ii) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (iii) the grant of stock options that do not qualify, or NQSOs; and, (iv) the grant of stock options in lieu of cash directors’ fees. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At September 30, 2013, 1,809,233 shares of common stock were available for issuance under the Equity Incentive Plan.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

 Through September 30, 2013, 1,787,872 restricted shares had been issued under the Equity Incentive Plan, of which 85% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $154 and $425 was recorded for the three and nine months ended September 30, 2013 and compensation expense of $523 and $1,170 was recorded for the three and nine months ended September 30, 2012, respectively, related to the issuance of restricted shares. Compensation expense of $1,687 will be recorded over the course of the next 53 months representing the remaining vesting period of equity awards issued under the Equity Incentive Plan as of September 30, 2013.

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

The Company has granted senior officers equity awards pursuant to the Company’s 2012 Long-Term Outperformance Plan, or 2012 Outperformance Plan, in the form of LTIP units. LTIP units are a class of limited partnership interests in GPT Property Trust LP, the Company’s operating partnership, that are structured to quality as “profits interests” for federal income tax purposes and do not have full parity, on a per unit basis, with the Class A limited partnership interests in the Company or its operating partnership with respect to liquidating distributions.

In July 2012, the Company adopted the 2012 Outperformance Plan in connection with the hiring of Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell, who joined the Company on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively, and granted equity awards to these new executives pursuant to the 2012 Outperformance Plan. The LTIP units had a fair value of $1,870 on the date of grant, which was calculated in accordance with ASC 718. The Company used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP units may have with respect to the Company’s common stock.

In March 2013, the Company granted four senior officers equity awards pursuant to the Company’s 2012 Long-Term Outperformance Plan, or 2012 Outperformance Plan, in the form of LTIP units having an aggregate maximum value of $4,000, and a fair value of $845, which was calculated in accordance with ASC 718. The Company used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP units may have with respect to the Company’s common stock. The amount of LTIP units actually earned by the executives under the 2012 Outperformance Plan can range from 20% of the maximum amount if the Company’s common stock price equals a minimum hurdle of $5.00 per share (less any dividends paid during the performance period) to 100% of the maximum amount if the Company’s common stock price equals or exceeds $9.00 per share (less any dividends paid during the performance period) on a valuation date during the four-year performance period. The executives will not earn any LTIP units under the 2012 Outperformance Plan to the extent that the Company’s common stock price on each of the four valuation dates is less than the $5.00 per share minimum hurdle.

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

Compensation expense of $147 and $408 was recorded for the three and nine months ended September 30, 2013 and compensation expense of $105 and $505 was recorded for the three and nine months ended September 30, 2012, respectively, for the 2012 Outperformance Plan. Compensation expense of $2,090 will be recorded over the course of the next 39 months, representing the remaining weighted average vesting period of the LTIP Units as of September 30, 2013.

As of September 30, 2013, there were approximately 518,075 phantom stock units outstanding, of which 507,575 units are vested.

Gramercy Property Trust Inc.
 Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

Earnings per Share

Earnings per share for the three and nine months ended September 30, 2013 and 2012 are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator - Income (loss):
Net income (loss) from continuing operations	$1,005	$(4,745)	$(6,624)	$(16,443)
Net income (loss) from discontinued operations	(514)	1,855	397,398	(6,517)
Net income (loss)	491	(2,890)	390,774	(22,960)
Accrued preferred stock dividends	(1,790)	(1,790)	(5,370)	(5,370)
Numerator for basic income per share - net income (loss) available to common stockholders:	(1,299)	(4,680)	385,404	(28,330)
Effect of dilutive securities	-	-	-	-
Diluted earnings:
Net income (loss) available to common stockholders	$(1,299)	$(4,680)	$385,404	$(28,330)
Denominator-Weighted average shares:
Weighted average shares outstanding	59,570,208	54,551,842	59,418,456	52,379,338
Less: Unvested restricted shares	(667,500)	(2,243,189)	(688,965)	(1,050,895)
Denominator for basic income per share	58,902,708	52,308,653	58,729,491	51,328,443
Effect of dilutive securities:
LTIP	-	-	-	-
Stock based compensation plans	-	-	-	-
Phantom stock units	-	-	-	-
Diluted Shares	58,902,708	52,308,653	58,729,491	51,328,443

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the three months ended September 30, 2013, 50,828 share options and 518,075 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the nine months ended September 30, 2013, 49,136 share options and 518,075 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the three months ended September 30, 2012, 16,686 share options and 575,615 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the nine months ended September 30, 2012, 17,121 share options and 575,615 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive.

Accumulated other comprehensive income (loss) for the period ended September 30, 2013 and 2012 is comprised of the following:

	As of September 30,
	2013	2012
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	$-	$(190,214)
Net unrealized loss on available-for-sale securities	-	(79,925)
Net unrealized gain on debt securities	118	-
Total accumulated other comprehensive income (loss)	$118	$(270,139)

The Company reclassified unrealized gains on CMBS of $107,774 for the period ended September 30, 2013 into net income as a component of the gain on disposal of Gramercy Finance on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Company also reclassified the unamortized fair value of terminated swaps previously designated as cash flow hedges of $6,359 into net income as a component of the gain on disposal of Gramercy Finance presented Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

11. Commitments and Contingencies

The Company is obligated under certain tenant leases, to construct the underlying leased property or fund tenant expansions. As of September 30, 2013, the Company had four outstanding commitments: (1) the construction of a 118,000 square foot cold storage facility located in Hialeah Gardens, Florida, of which the unfunded amounts were estimated to be $20,669; (2) the contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas, of which the unfunded amounts were estimated to be $854; (3) the expansion of a property located in Olive Branch, Mississippi, whereby the tenant has a one-time option to expand the building by 250,000 square feet; and (4) the expansion of a property located in Logan Township, New Jersey, whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed the Company for the building expansion options and as such, no amounts are due and no unfunded amounts have been estimated.

The Company’s corporate offices at 521 Fifth Avenue, New York, New York are subject to an operating lease agreement with 521 Fifth Fee Owner, LLC, an affiliate of SL Green, effective as of September 2013. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten.

The Company’s previous corporate offices at 420 Lexington Avenue, New York, New York, were subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005, which was subsequently amended in May and June 2009 and in June 2012. In April 2013, the Company gave notice that it was cancelling the lease for the corporate offices at 420 Lexington Avenue effective in September 2013 concurrently with the commencement of the lease for the new corporate offices at 521 Fifth Avenue.

The Company’s regional management office located at 610 Old York Road, Jenkintown, Pennsylvania, is subject to an operating lease with an affiliate of KBS REIT. The lease is for approximately 17,000 square feet, and expires on April 30, 2014, with rents of approximately $322 per annum. The Company’s regional management office located at 800 Market Street, St. Louis, Missouri is subject to an operating lease with St. Louis BOA Plaza, LLC. The lease is for approximately 2,000 square feet, expires on September 30, 2014, and is cancelable with 60 days’ notice. The lease is subject to rents of $32 per annum.

In December 2010, the Company sold the Company's 45% joint venture interest in the leased fee of the 2 Herald Square property in New York, New York, for approximately $25,600, plus assumed mortgage debt of approximately $86,100, or the 2 Herald Sale Transaction. Subsequent to the closing of the transaction, the New York City Department of Finance, or the NYC DOF, and New York State Department of Taxation, or the NYS DOT, issued notices of determination assessing, in the case of the NYC DOF notice, approximately $2,900 of real property transfer tax, plus interest, and, in the case of the NYS DOT notice, approximately $684 of real property transfer tax, plus interest, collectively the Transfer Tax Assessments, against the Company in connection with the 2 Herald Sale Transaction. The Company believes that the 2 Herald Sale Transaction was exempt from New York City and New York State real property transfer taxes and intends to vigorously defend against the assessments. In September 2013, the Company filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal, and the Company intends to timely filing a similar petition challenging the NYS DOF Transfer Tax Assessment.

The Company believes that it has strong defenses against the Transfer Tax Assessments and intends to continue to vigorously assert same. The Company evaluates contingencies based on information currently available, including the advice of counsel. The Company establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. The Company will periodically review these contingences and may adjust the amount of the accrual if circumstances change. The outcome of a contingent matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued. As of September 30, 2013, the Company had not established any accrual for the Transfer Tax Assessments, as the Company believes that a potential loss is not probable. If the Company is unsuccessful in its petition to set aside the Transfer Tax Assessments and is otherwise unable to compromise or settle the claim, the Company will incur an expense equal to the assessed tax plus interest within discontinued operations.

Gramercy Property Trust Inc.
 Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

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

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay a dividend to common stockholders. The board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividend has been accrued for twenty quarters as of September 30, 2013. The Company has reevaluated its dividend policy and expects to resume timely payments of dividends on the Company’s Series A cumulative preferred stock, including payment of all accrued and unpaid dividends beginning with the fourth quarter of 2013. The Company also expects that in 2014, the Company will resume quarterly payment of dividends to common stockholders. However, in accordance with the provisions of the Company’s charter, the Company may not pay any dividends on its common stock until all accrued dividends and the dividend for the then current quarter on the Series A preferred stock are paid in full. The record and payment dates for the Company’s dividend payments will be made as and when the same are determined by the Company’s board of directors.

For the three and nine months ended September 30, 2013, the Company recorded $744 and $8,105 of income tax expense, including $0 and $2,515 within discontinued operations, respectively.  For the three and nine months ended September 30, 2012, the Company reversed $39 and recorded $3,379 of income tax expense within continuing operations, respectively. Tax expense for the three and nine months ended September 30, 2013 and 2012 in continuing operations is comprised of federal, state and local taxes primarily attributable to Gramercy Asset Management. Tax expense for the three and nine months ended September 30, 2013 included in discontinued operations is comprised of federal, state and local taxes attributable to the sale of the CDO management contracts to CWCapital.

Net deferred tax assets of $1,793 and $0 are included in other assets on the accompanying Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, respectively. Deferred tax assets as of December 31, 2012 relate to net operating loss carry forwards of TRSs, which are fully reserved. Deferred tax assets as of September 30, 2013 relate to the incentive fee from the management agreement with KBSAS earned by our asset management TRS and the fully reserved net operating loss carryforwards.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the Condensed Consolidated Financial Statements is to classify these as interest expense and operating expense, respectively. As of September 30, 2013, and December 31, 2012, the Company did not incur any material interest or penalties.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

13. Segment Reporting

As of September 30, 2013, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. On March 15, 2013, the Company disposed of its third reportable segment, Gramercy Finance, as more fully discussed in Note 1. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures. In 2012, the Company changed the composition of its business segments to separate Asset Management from Investments.

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

The Finance segment was classified as held for sale at December 31, 2012 in connection with the disposal in the first quarter of 2013.

The Company’s reportable operating segments are summarized as follows:

		Asset	Investments /	Total
	Finance	Management	Corporate	Company
Three Months Ended September 30, 2013
Total revenues	$-	$8,343	$5,078	$13,421
Equity in net loss from unconsolidated joint ventures	-	-	983	983
Total operating and interest expense (1)	-	(6,456)	(6,943)	(13,399)
Net income (loss) from continuing operations (2)	$-	$1,887	$(882)	$1,005

		Asset	Investments /	Total
	Finance	Management	Corporate	Company
Three Months Ended September 30, 2012
Total revenues	$-	$8,833	$324	$9,157
Equity in net loss from unconsolidated joint ventures	-	-	31	31
Total operating and interest expense (1)	-	(6,859)	(7,074)	(13,933)
Net income (loss) from continuing operations (2)	$-	$1,974	$(6,719)	$(4,745)

		Asset	Investments /	Total
	Finance	Management	Corporate	Company
Nine Months Ended September 30, 2013
Total revenues	$-	$30,275	$8,717	$38,992
Equity in net loss from unconsolidated joint ventures	-	-	(2,808)	(2,808)
Total operating and interest expense (1)	-	(23,934)	(18,874)	(42,808)
Net income (loss) from continuing operations (2)	$-	$6,341	$(12,965)	$(6,624)

		Asset	Investments /	Total
	Finance	Management	Corporate	Company
Nine Months Ended September 30, 2012
Total revenues	$-	$26,762	$390	$27,152
Equity in net loss from unconsolidated joint ventures	-	-	88	88
Total operating and interest expense (1)	-	(24,640)	(19,043)	(43,683)
Net income (loss) from continuing operations (2)	$-	$2,122	$(18,565)	$(16,443)

		Asset	Investments /	Total
	Finance	Management	Corporate	Company
Total Assets:
September 30, 2013	$-	$16,625	$311,466	328,091
December 31, 2012	$1,937,554	$-	$231,282	$2,168,836

(1)
Total operating and interest expense includes operating costs on commercial property assets for the Investments segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $1,886 and $44 and provision for taxes of $744 and $(39) for the three months ended September 30, 2013 and 2012, respectively, are included in the amounts presented above. Depreciation and amortization of $3,142 and $130 and provision for taxes of $5,590 and $3,379 for the nine months ended September 30, 2013 and 2012, respectively, are included in the amounts presented above.

(2)	Net income (loss) from continuing operations represents loss before discontinued operations.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
September 30, 2013

14. Subsequent Events

In October 2013, the Company entered into a common stock purchase agreement and related joinder agreements, or the Purchase Agreement, for the issuance of    11,535,200 unregistered shares of common stock at a purchase price of $4.11 per share, raising gross proceeds of $47,410. Pursuant to the Purchase Agreement, each purchaser has agreed that it will not, without the prior written consent of the Company, offer, sell, contract to sell, pledge or otherwise dispose any or all of the common stock purchased    pursuant to the Purchase Agreement until March 25, 2014, or the Lock-Up Period. During the Lock-Up Period, if the Company issues common stock or securities convertible into common stock  (except for certain permitted issuances), then the purchasers will have the ability to: (1) purchase their pro rata portion of all or any part of the new issuance and (2) elect the benefit of any different terms provided to the new investors.

Pursuant to the Purchase Agreement, the Company entered into contingent value rights agreements, or the CVR Agreements, with the Purchasers at the closing of the sale of common stock. Pursuant to each CVR Agreement, the Company issued to each purchaser the number of contingent value rights, or CVRs, equal to the number of common stock purchased. On March 25, 2014, or the CVR Test Date, the Company will calculate the volume-weighted average price, or the VWAP, for the common stock for the 10 trading days period ending on, and including, March 25, 2014, or the CVR Period VWAP. On April 1, 2014, the Company will pay to the holder of the contingent value rights, in immediately available funds, an amount in cash, equal to (a) the number of contingent value rights held by the holder on the CVR Test Date multiplied by (b) the amount, not to exceed $0.46 equal to the difference between the per share purchase price of $4.11 and the CVR Period VWAP.

  In October 2013, the Company announced its intention to resume timely payments of dividends on its Series A cumulative redeemable preferred stock, beginning with the dividend due for the fourth quarter of 2013 and to satisfy and pay all accrued but unpaid preferred stock dividends for prior periods, which as of September 30, 2013, was $35,809. The Company also announced its intention to initiate payment of common stock dividends during 2014. The record and payment dates for all Company dividend payments will be made as and when the same are determined by the Company's board of directors.

On October 1, 2013, the Company closed on the acquisition of a 220,000 square foot, industrial property located in Yuma, Arizona in an all cash transaction for a purchase price of approximately $17,850. The property is 100% leased to one tenant through September 2033. The Company is currently analyzing the fair value of the leases and real estate assets and accordingly, the purchase price allocation is preliminary and subject to change.

On October 22, 2013, the Company closed on the acquisition of a 120,000 square foot, industrial property located in Austin, Texas in an all cash transaction for a purchase price of approximately $9,490. The property is 100% leased to one tenant through October 28, 2028. The Company is currently analyzing the fair value of the leases and real estate assets and accordingly, the purchase price allocation is preliminary and subject to change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in thousands, except for Overview section, share and per share data)

Overview

Gramercy Property Trust Inc. is a fully-integrated, self-managed commercial real estate investment company focused on acquiring and managing income-producing industrial and office properties net leased to high quality tenants in major markets throughout the United States. We also operate an asset management business that manages for third-parties, including our Bank of America joint venture, commercial real estate assets throughout the United States primarily leased to financial institutions and affiliated users.

We were founded in 2004 as a specialty finance REIT focused on originating and acquiring loans and securities related to commercial and multifamily properties. In July 2012, following a strategic review, our board of directors announced a repositioning of our company as an equity REIT focused on acquiring and managing income producing net leased real estate. To reflect this transformation, in April 2013 we changed our name from Gramercy Capital Corp. to Gramercy Property Trust Inc. and began trading on the New York Stock Exchange under the new symbol GPT.

We seek to acquire high quality net leased properties and construct a diversified portfolio that generates stable, predictable cash flows and protects investor capital over a long investment horizon. We approach the net lease market as a value investor, looking to identify and acquire net leased properties that we believe offer the most attractive risk adjusted returns throughout market cycles. We focus primarily on industrial and office properties in target markets with strong demographic and economic growth potential. Our goal is to grow our existing portfolio through the selective acquisition and become the pre-eminent owner of net leased commercial industrial and office properties.

As of September 30, 2013, we own, either directly or in joint ventures, a portfolio of 106 income producing net leased industrial and office properties with 96% occupancy. Tenants include Bank of America, Kar Auction Services, YRC Worldwide, Five-Below, Nestle Waters and others. As of that date, our asset management business, which operates under the name Gramercy Asset Management, manages for third-parties approximately $1.5 billion of commercial properties.

On March 15, 2013, we disposed of our Gramercy Finance segment and exited the commercial real estate finance business. The disposal was completed pursuant a purchase and sale agreement to transfer the collateral management and sub-special servicing agreements for our three Collateralized Debt Obligations, CDO 2005-1, CDO 2006-1 and CDO 2007-1, or the CDOs, to CWCapital Investments LLC or CWCapital for approximately $6.3 million, in cash after expenses. We retained our non-investment grade subordinate bonds, preferred shares and ordinary shares, or the Retained CDO Bonds, which may provide us with the potential to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that we will realize any proceeds from the Retained CDO Bonds, or what the timing of these proceeds may be. The carrying value of the Retained CDO Bonds as of September 30, 2013 is approximately $8.0 million. In February 2013, we also sold a portfolio of repurchased notes previously issued by two of our three CDOs, generating cash proceeds of approximately $34.4 million. In addition, we expect to receive additional cash proceeds for past CDO servicing advances of approximately $10.0 million, including accrued interest at the prime rate of 3.25%, when specific assets within the CDOs are liquidated. For the three and nine months ended September 30, 2013, we received reimbursements of $4.7 million and $4.8 million, respectively, We believe that the sale of the collateral management and sub-special servicing agreements and sale of repurchased notes of our CDOs achieved a number of important objectives, including (i) maximizing the value of the servicing business through the sale to a large servicing operation; (ii) simplifying our going-forward business and significantly reducing our ongoing management, general and administrative expenses through elimination of CDO related personnel costs and servicing advance requirements; (iii) generating in excess of $50.0 million in liquidity previously invested in the CDO business; and (iv) providing for potential future proceeds through Retained CDO Bonds. On March 15, 2013, subsequent to the transfer of the collateral management and sub-special serving agreements, the assets and liabilities of Gramercy Finance were deconsolidated from our Condensed Consolidated Financial Statements.

On September 4, 2013, we entered into a Credit and Guaranty Agreement, or the Credit Facility, with Deutsche Bank Securities, Inc., as lead arranger and bookrunner, and Deutsche Bank AG New York Branch, as administrative agent, for a $100.0 million senior secured revolving credit facility. The aggregate amount of the Credit Facility may be increased to a total of up to $150.0 million, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The maturity date of the revolving credit facility is September 2015, with one 12-month extension option subject to certain requirements. The Credit Facility is guaranteed by Gramercy Property Trust Inc. and certain subsidiaries and is secured by first priority mortgages on designated properties, or the Borrowing Base. Outstanding borrowings under the Credit Facility are limited to the lesser of (i) the sum of the $100.0 million revolving commitment and the maximum $50.0 million commitment increase available or (ii) 60% of the value of the Borrowing Base. Interest on advances made on the Credit Facility, will be incurred at a floating rate based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin, or (ii) the applicable base rate which is the greater of the Prime Rate, 0.50% above the Federal Funds Rate, or 30-day LIBOR plus 1.00%. The applicable LIBOR margin will range from 1.90% to 2.75%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross assets. The Credit Facility will have an initial borrowing rate of LIBOR plus 1.90%. The Credit Facility includes a series of financial and other covenants that we must comply with in order to borrow under the facility. We are in compliance with the covenants under the Credit Facility at September 30, 2013. As of September 30, 2013, there were no borrowings outstanding under the Credit Facility and 13 properties were in the borrowing base.

In October 2013, we issued 11,535,200 unregistered shares of common stock at a purchase price of $4.11 per share, raising gross proceeds of $47.4 million in a private placement pursuant to a common stock purchase agreement and related joinder agreements, or the Purchase Agreement. Each purchaser has agreed that it will not sell the common stock purchased until March 25, 2014, or the Lock-Up Date. Prior to the Lock-Up Date, if we issue common stock or securities convertible into common stock (except for certain permitted issuances), then the purchasers will have the ability to: (1) purchase their pro rata portion of all or any part of our new issuance, and (2) elect the benefit of any different terms provided to the new investors. We also entered into contingent value rights agreements, or the CVR Agreements, with the purchasers at the closing of the sale of common stock. We issued one Contingent Value Right, or CVR, to each purchaser per common stock purchased. The CVR entitles the purchasers to receive a one-time cash payment on April 1, 2014, not to exceed $0.46 per share, equal to the amount per share that our volume weighted average share price for the ten trading day period ending on the Lock-Up Date, is less than the per share purchase price of $4.11 per share.

In October 2013, we also announced our intention to resume timely payments of dividends on our Series A cumulative redeemable preferred stock, beginning with the dividend due for the fourth quarter of 2013. We intend to satisfy and pay all accrued but unpaid preferred stock dividends for prior periods, which as of September 30, 2013, was $35.8 million. In addition, we also intend to initiate payment of common stock dividends during 2014. The record and payment dates for all our dividend payments will be made as and when the same are determined by our board of directors.

During the three months ended September 30, 2013, we acquired four properties aggregating approximately 258,000 square feet for a total purchase price of approximately $17.7 million. During the nine months ended September 30, 2013, we acquired 18 properties aggregating approximately 1,903,800 square feet for a total purchase price of approximately $175.9 million.

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

Property Investment

Property acquisitions during the nine months ended September 30, 2013 are summarized in the table below:

		Metropolitan
		Statistical	Acquisition	Number of	Square		Purchase Price	Lease
Property Type	Location	Area	Date	Buildings	Feet	Acres	(in thousands)	Expiration

Q1 2013 acquisitions
Warehouse/Industrial	Olive Branch, Mississippi	Memphis, Tennessee	3/11/2013	1	605,000	43	$24,650	December 2022
Warehouse/Industrial	Garland, Texas	Dallas/Fort Worth	3/19/2013	1	342,000	20	10,700	October 2032
Cross-Dock Truck Terminal	East Brunswick, New Jersey	New York/New Jersey	3/28/2013	1	34,000	16	11,650	January 2019
Total Q1 2013 acquisitions				3	981,000	79	47,000

Q2 2013 acquisitions

Cross-Dock Truck Terminal	Atlanta, Georgia	Atlanta, Georgia	5/6/2013	1	130,000	38	7,850	May 2020
Warehouse/Industrial	Bellmawr, New Jersey	Philadelphia, Pennsylvania	5/30/2013	1	62,000	4	4,175	October 2022
Build-to-Suit (1)	Hialeah Gardens, Florida	Miami, Florida	5/30/2013	-	-	9	5,000	N/A
Banking Center	Emmaus, Pennsylvania	Allentown, Pennsylvania	6/6/2013	1	5,000	-	1,610	February 2019
Banking Center	Calabash, North Carolina	Myrtle Beach, South Carolina	6/6/2013	1	2,000	-	610	December 2018
Cross-Dock	Deer Park,
Truck Terminal	New York	New York/New Jersey	6/18/2013	1	18,000	5	3,900	December 2019
Cross-Dock	Elkridge,	Baltimore/
Truck Terminal	Maryland	Washington, D.C.	6/19/2013	1	34,000	11	5,900	May 2019
Cross-Dock	Houston,	Houston,
Truck Terminal	Texas	Texas	6/26/2013	3	102,000	33	6,914	May 2019
Cross-Dock	Orlando,	Orlando,
Truck Terminal	Florida	Florida	6/26/2013	1	46,000	15	5,036	January 2019
Specialty Asset Type (2)	Hutchins, Texas	Dallas/Fort Worth	6/27/2013	3	196,000	175	58,500	July 2029
Warehouse/Industrial	Swedesboro, New Jersey	Philadelphia, Pennsylvania	6/28/2013	1	70,000	11	11,725	May 2028
Total Q2 2013 acquisitions				14	665,000	301	111,220

Q3 2013 acquisitions
Banking Center (3)	Morristown, New Jersey	New York/New Jersey	8/1/2013	1	42,000	1	$4,900	October 2013 September 2024
Warehouse/Industrial	Atlanta, Georgia	Atlanta, Georgia	8/22/2013	1	133,000	6	4,000	April 2023
Warehouse/Industrial	Manassas Park, Virginia	Baltimore/ Washington, DC	9/5/2013	2	83,000	5	8,794	December 2024
Total Q3 2013 acquisitions				4	258,000	12	17,694

Total 2013 acquisitions				21	1,904,000	392	175,914

(1)
The build-to-suit property located in Hialeah Gardens, Florida is a commitment to construct a 118,000 square foot cold storage facility which will be 100% leased for an initial term of 25 years when completed in the second quarter of 2014. We acquired the land for the property with a $5.0 million zero-coupon mortgage note payable to the seller. Total costs are expected to be approximately $25.0 million, of which the unfunded amounts were estimated to be $20.7 million at September 30, 2013.

(2)
The Specialty Asset located in Hutchins, Texas is an auto auction facility encumbered with a mortgage of $26.3 million. The mortgage had a fair value at acquisition of $29.5 million and we capitalized loan assumption costs of $263 thousand.

(3)
The original lease term for one tenant of the property located in Morristown, New Jersey expired in October 2013, however an amendment to the lease was signed and effective October 1, 2013, which extended the lease term to October 2018.

Subsequent to September 30, 2013, we acquired a 220,000 square foot, industrial property for a total purchase price of approximately $17.9 million and a 120,000 square foot, industrial property for a total purchase price of approximately $9.5 million. The properties were acquired from unrelated third parties using existing cash on hand, summarized in the table below:

Property Type	Location	Acquisition Date	Number of Buildings	Square Feet	Purchase Price (in thousands)
Warehouse/Industrial	Yuma, Arizona	10/1/2013	1	220,000	$17,850
Warehouse/Industrial	Austin, Texas	10/22/2013	1	120,000	9,490
Total			2	340,000	$27,340

Asset and Property Management

Our asset and property management business, which operates under the name Gramercy Asset Management, currently manages for third-parties, approximately $1.5 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States.

We provide asset and property management business services to KBS Acquisition Sub, LLC, or KBSAS, with respect to a portfolio of office buildings and bank branches. Our Asset Management Services Agreement, or the Management Agreement, provides a base management fee of $9.0 million per year, payable monthly, plus the reimbursement of all property related expenses paid, and an incentive fee, or the Threshold Value Profits Participation, in an amount ranging from $3.5 million to $12.0 million and payable 60 days after the earlier to occur of June 30, 2014 (or March 31, 2015 upon satisfaction of certain extension conditions and payment of a $750 thousand extension fee) and the date on which KBSAS, directly or indirectly transfers at least 90% of the managed portfolio. In the second quarter of 2013, after considering the termination provisions of the agreement and the sales of real estate assets made to date, we recognized incentive fees of $5.7 million related to our Management Agreement with KBS. The Management Agreement may be terminated by KBSAS without cause but with an effective termination date of March 31 or September 30 of any year after September 30, 2013, or after April 1, 2013 for cause. In the event of a termination of the Management Agreement by KBSAS after April 1, 2013 but prior to December 31, 2015, we will be entitled to receive a declining balance termination fee, ranging from $5.0 million to $2.0 million.

We also provide asset and management business services for three other clients, including for our Bank of America Portfolio Joint Venture.

Results of Operations

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

Revenues

	2013	2012	Change
Management fees	$8,343	$8,833	$(490)
Rental revenue	4,024	-	4,024
Investment income	464	299	165
Operating expense reimbursements	460	-	460
Other income	130	25	105
Total revenue	$13,421	$9,157	$4,264
Equity in net income (loss) of joint ventures	$983	$31	$952

Management fees for the three months ended September 30, 2013 are $8,343 and $8,833 for the three months ended September 30, 2012. Management fees are comprised primarily of asset management, property management, incentive and administration fees earned pursuant to the Management Agreement with KBS and the Bank of America Portfolio Joint Venture. For the three months ended September 30, 2013, we earned $5,509 from our contract with KBS, $1,736 from our contract with the Bank of America Portfolio Joint Venture, and $1,098 from other management contracts. For the three months ended September 30, 2012, there was $8,833 earned from our contract with KBS. The decrease in the fees earned from the KBS contract relate to a $750 decrease in the base asset management fees, a $272 reduction in engineering fees due to expiration of the agreements and a $3,074 reduction in property management and administrative fees primarily related to property dispositions.  The decrease is partially offset by a $772 increase in incentive fees recognized in the third quarter of 2013.

Rental revenue was $4,024 and $0 for the three months ended September 30, 2013 and 2012, respectively. The increase of $4,024 is due to the acquisition of 20 properties subsequent to September 30, 2012.

Investment income for the three months ended September 30, 2013 and 2012 was $464 and $299, respectively. The investment income consisted of $412 of income accretion on the Retained CDO Bonds and $52 of income from a residual finance asset during the three months ended September 30, 2013.  The investment income for the three months ended September 30, 2012 consisted of $299 of income from a residual finance asset.

Operating expense reimbursements were $460 for the three months ended September 30, 2013 and are for reimbursement of property operating expenses for properties that we fully or partially manage the expenditures. Operating expense reimbursements were $0 for the three months ended September 30, 2012.

Other income of $130 for the three months ended September 30, 2013 is primarily comprised of $107 of interest earned on outstanding servicing advances and the remaining amount is primarily interest earned on cash balances. Other income of $23 for the three months ended September 30, 2012 is primarily interest earned on cash balances.

The equity in net income of joint ventures was income of $983 for the three months ended September 30, 2013 and represents our proportionate share of the income generated by two joint venture interests, including our Joint Venture which contains the Bank of America Portfolio acquired in December 2012. The equity in net income of joint ventures of $31 for the three months ended September 30, 2012 represents our proportionate share of the income generated by one joint venture interest owned. Our proportionate share of the income generated by our joint venture interests includes $2,159 and $67 of real estate-related depreciation and amortization, which when added back, results in a net contribution to Funds from Operations, or FFO, of $3,142 for the three months ended September 30, 2013, and $98 for the three months ended September 30, 2012.

Expenses

	2013	2012	Change
Property management expenses	$4,842	$5,666	$(824)
Property operating expenses	479	-	479
Other-than-temporary impairment	-	-	-
Depreciation and amortization	1,886	44	1,842
Interest expense	538	-	538
Management, general and administrative	4,672	8,262	(3,590)
Acquisition expenses	238	-	238
Provision for taxes	744	(39)	783
Total expenses	$13,399	$13,933	$(534)

Property management expenses decreased by $824 to $4,842 for the three months ended September 30, 2013 from $5,666 for the three months ended September 30, 2012. The decrease is primarily related to $494 reduction in salaries and benefits for engineers due to the termination of the engineering agreement and reallocations of staff and reduced professional fees of $407. These reductions are partially offset by increased rent and occupancy expense of $102.

Property operating expenses increased by $479 from $0 recorded for the three months ended September 30, 2012 to $479 recorded for the three months ended September 30, 2013. The increase is attributable to the acquisition of 20 properties subsequent to September 30, 2012.

During the three months ended September 30, 2013 and the three months ended September 30, 2012, we did not record any other-than-temporary impairment related to our Retained CDO Bonds.

We recorded depreciation and amortization expenses of $1,886 for the three months ended September 30, 2013, compared to $44 for the three months ended September 30, 2012. The increase of $1,842 is primarily due to the acquisition of 20 properties subsequent to September 30, 2012.

We recorded interest expenses of $538 for the three months ended September 30, 2013, compared to $0 for the three months ended September 30, 2012. The increase of $538 is due to the financing we secured on our Indianapolis Industrial Portfolio and the loan assumed on the acquisition of the specialty asset located in Hutchins, Texas.

Management, general and administrative expenses were $4,672 for the three months ended September 30, 2013, compared to $8,262 for the same period in 2012. The decrease of $3,590 is primarily related to reduced salary and employee benefit costs of $2,678, which include payments to former executives pursuant to the expiration of employment contracts and the payment of signing bonuses for a new management team effective July 1, 2012, audit and tax fees of $173, legal fees of $390, rent allocation of $102, and the write-off of $297 related to our strategic review process in 2012.

Real estate acquisition costs were $238 for the three months ended September 30, 2013 and are primarily comprised of costs incurred to complete the acquisition of four properties during the three months ended September 30, 2013, which were accounted for as business combinations.

The provision for taxes was $744 for the three months ended September 30, 2013, versus negative $39 for the three months ended September 30, 2012. The increase of $783 is primarily related to taxes on our asset management business which is conducted in a TRS and is primarily attributable to additional incentive fees recognized.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

Revenues

	2013	2012	Change
Management fees	$30,275	$26,762	$3,513
Rental revenue	6,484	-	6,484
Investment income	1,233	299	934
Operating expense reimbursements	764	-	764
Other income	236	91	145
Total revenue	$38,992	$27,152	$11,840
Equity in net income (loss) of joint ventures	$(2,808)	$88	$(2,896)

Management fees for the nine months ended September 30, 2013 are $30,275 and $26,762 for the nine months ended September 30, 2012. Management fees are comprised primarily of asset management, property management, incentive and administration fees earned pursuant to the Management Agreement with KBS and the Bank of America Portfolio Joint Venture. For the nine months ended September 30, 2013, we earned $22,137 from our contract with KBS, $6,051 from our contract with the Bank of America Portfolio Joint Venture, and $2,087 from other management contracts. For the nine months ended September 30, 2012, there was $26,762 earned from our contract with KBS. The increase in management fees is partially offset by an increase of $6,056 in incentive fees, a substantial portion of which we recognized in the second quarter of 2013 after consideration of the impact of the termination provisions of the agreement and the sales of real estate made to date. The increase in management fees is partially offset by a decrease in the base management fees received from the KBS contract related to a $1,750 decrease in the base asset management fee, $1,203 reduction in engineering fees due to expiration of the agreements and $7,728 reduction in property management and administrative fees primarily due to property dispositions.

Rental revenue was $6,484 and $0 for the nine months ended September 30, 2013 and 2012, respectively. The increase of $6,484 is due to the acquisition of 20 properties subsequent to September 30, 2012.

Investment income for the nine months ended September 30, 2013 was $1,233. The investment income consisted of $1,064 of income accretion on the Retained CDO Bonds and $169 of income from a residual finance asset. The investment income for the nine months ended September 30, 2012 consisted of $299 of income from a residual finance asset.

Operating expense reimbursements were $764 for the nine months ended September 30, 2013 and are for reimbursement of property operating expenses for properties that we fully or partially manage the expenditures. Operating expense reimbursements were $0 for the nine months ended September 30, 2012.

Other income of $236 for the nine months ended September 30, 2013 is primarily comprised of $185 of interest earned on outstanding servicing advances and remaining amount is primarily interest earned on cash balances. Other income of $91 for the nine months ended September 30, 2012 is primarily comprised of interest earned on cash balances.

The equity in net income (loss) of joint ventures was a loss of $2,808 for the nine months ended September 30, 2013 and represents our proportionate share of the loss generated by two joint venture interests, including our Joint Venture which contains the Bank of America Portfolio acquired in December 2012. The equity in net income of joint ventures of $88 for the nine months ended September 30, 2012 represents our proportionate share of the income generated by one of our joint venture interests. Our proportionate share of the income (loss) generated by our joint venture interests includes $6,806 and $201 of real estate-related depreciation and amortization, which when added back, results in a contribution to Funds from Operations, or FFO, of $3,998 and $289 for the nine months ended September 30, 2013 and 2012. The Bank of America Portfolio net loss for the nine months ended September 30, 2013 includes our pro-rata share of net loss of $4,577, including a loss on the sale of $2,267, from the defeased mortgage acquired as part of the joint venture’s acquisition. The pool of government securities which served as collateral for the mortgage, generated sufficient cash flows to cover the debt service requirements, but did not generate income to offset the corresponding interest expense.

Expenses

	2013	2012	Change
Property management expenses	$16,015	$17,466	$(1,451)
Property operating expenses	903	-	903
Other-than-temporary impairment	1,682	-	1,682
Depreciation and amortization	3,142	130	3,012
Interest expense	623	-	623
Management, general and administrative	13,366	22,708	(9,342)
Acquisition expenses	1,487	-	1,487
Provision for taxes	5,590	3,379	2,211
Total expenses	$42,808	$43,683	$(875)

Property management expenses decreased by $1,451 to $16,015 for the nine months ended September 30, 2013 from $17,466 for the nine months ended September 30, 2012. The decrease is primarily related to $1,785 reduction in salaries and benefits for engineers due to the termination of the engineering agreement and reallocations of staff. The decrease is partially offset by increased rent and occupancy expense of $309.

Property operating expenses increased by $903 from $0 recorded for the nine months ended September 30, 2012 to $903 recorded for the nine months ended September 30, 2013. The increase is attributable to the acquisition of 20 properties subsequent to September 30, 2012.

During the nine months ended September 30, 2013, we recorded an other-than-temporary impairment charge of $1,682 due to adverse changes in expected cash flows related to the retained CDO bonds. During the nine months ended September 30, 2012, we did not record any other-than-temporary impairment charges.

We recorded depreciation and amortization expenses of $3,142 for the nine months ended September 30, 2013, compared to $130 for the nine months ended September 30, 2012. The increase of $3,012 is primarily due to the acquisition of 20 properties subsequent to September 30, 2012.

We recorded interest expenses of $623 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012. The increase of $623 is primarily due to the financing we secured on our Indianapolis Industrial Portfolio and the loan assumed on the acquisition of the specialty asset located in Hutchins.

Management, general and administrative expenses were $13,366 for the nine months ended September 30, 2013, compared to $22,708 for the same period in 2012. The decrease of $9,342 is primarily related to reduced salary and employee benefit costs of $4,208, which include payments to former executives pursuant to the expiration of employment contracts and the payment of signing bonuses for a new management team effective July 1, 2012, audit and tax fees of $1,075, legal fees of $1,066, rent allocation of $405, and the write-off of $2,615 related to our strategic review process in 2012.

Real estate acquisition costs were $1,487 for the nine months ended September 30, 2013 and were comprised of costs incurred to complete the acquisition of 19 properties since the fourth quarter of 2012, which were accounted for as business combinations.

The provision for taxes was $5,590 for the nine months ended September 30, 2013, versus $3,379 for the nine months ended September 30, 2012. The increase of $2,211 is primarily related to taxes on our asset management business which is conducted in a TRS and is primarily attributable to additional incentive fees recognized.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term (within the next 12 months) liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) cash flow from operations; (ii) proceeds from our private placement of common equity; (iii) borrowings under our credit facility; (iv) new financings, and; (v) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term liquidity requirements. Our future growth will depend, in large part, upon our ability to raise additional capital. In the event we are not able to successfully access new equity or debt capital, we will rely primarily on cash on hand and cash flows from operations to satisfy our liquidity requirements. If we are unable to raise new equity or debt capital or fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders.

Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Condensed Consolidated Statements of Cash Flows included in our Condensed Consolidated Financial Statements. Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of September 30, 2013 and December 31, 2012, we accrued $35,809 and $30,438, respectively, for the Series A preferred stock dividends. In October 2013, we announced our intention to resume timely payments of dividends on our Series A cumulative redeemable preferred stock, beginning with the dividend due for the fourth quarter of 2013. We intend to satisfy and pay all accrued but unpaid preferred stock dividends for prior periods. In addition, we also intend to initiate payment of common stock dividends during 2014. The record and payment dates for all our dividend payments will be made as and when the same are determined by our board of directors.

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

Our debt financing terms may require us, among other restrictive covenants, to keep uninvested cash on hand, to maintain a certain minimum tangible net worth, to maintain a certain portion of our assets free from liens and to secure such borrowings with assets. These conditions could limit our ability to do further borrowings and may have a material adverse effect on our liquidity, the value of our common stock, and our ability to make distributions to our stockholders.

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

Cash Flows

Net cash provided by operating activities increased $3,652 to $16,623 for the nine months ended September 30, 2013 compared to $12,971 for the same period in 2012. Operating cash flow was generated primarily by management fees, servicing advance recoveries and net rental income from our real estate investments.

Net cash used for investing activities for the nine months ended September 30, 2013 was $76,259 compared to net cash provided by investing activities $212,519 during the same period in 2012. The decrease in investing cash flow was primarily attributable to the acquisition of 18 properties net of assumed mortgages. The change is also attributable to activities in our commercial real estate finance business which we disposed of in the first quarter of 2013 and classified as discontinued operations. The decrease in cash flows from our finance business is attributable to the decrease in proceeds from real estate sales and principal collections on investments, which is offset by proceeds from the sale of the collateral management and sub-special servicing agreements for our three CDOs and the sale of a joint venture to a director related entity.

Net cash used in financing activities for the nine months ended September 30, 2013 was $17,019 as compared to $213,998 during the same period in 2012. The change is primarily attributable to the decrease in restricted cash within the CDOs and proceeds from the sale of repurchased CDO bonds, and partially offset by an increase in repayments of liabilities issued by our CDOs. The decrease in cash flows in 2013 is also attributable to proceeds received from the origination of a mortgage note payable on our real estate assets.

Capitalization

Our authorized capital stock consists of 125,000,000 shares, $0.001 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $0.001 par value per share, and 25,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2013, 57,676,005 shares of common stock, 2,000,000 shares of Class B-2 non-voting common stock and 3,525,822 shares of preferred stock were issued and outstanding.

Preferred Stock

Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. As of September 30, 2013 and December 31, 2012, we accrued Series A preferred stock dividends of $35,809 and $30,438, respectively. We may at our option redeem the Series A cumulative redeemable preferred stock at par for cash.

Market Capitalization

At September 30, 2013, our consolidated market capitalization is $384,237 based on a common stock price of $4.15 per share and the closing price of our common stock on the New York Stock Exchange on September 30, 2013. Market capitalization includes consolidated debt, if any, and common and preferred stock.

Contractual Obligations

We are obligated under certain tenant leases, to construct the underlying leased property or fund tenant expansions. As of September 30, 2013, we had four outstanding commitments: (1) the construction of a 118,000 square foot cold storage facility located in Hialeah Gardens, Florida, of which the unfunded amounts were estimated to be $20,669; (2) the contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas, of which the unfunded amounts were estimated to be $854; (3) the expansion of a property located in Olive Branch, Mississippi whereby the tenant has a one-time option to expand the building by 250,000 square feet; and (4) the expansion of a property located in Logan Township, New Jersey whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed us for the building expansion options and therefore, no amounts are due and no unfunded amounts have been estimated.

Certain real estate assets are subject to mortgage liens. During the second quarter, we assumed a fully-amortizing, first mortgage note payable, encumbered by an auto auction facility located in the Dallas, Texas MSA, which we purchased in June 2013. The acquired property is 100% leased and the assumed mortgage note is co-terminus with the lease agreement. In addition, during the second quarter, we also obtained a $14,500 first mortgage note secured by two previously acquired real estate properties and acquired one property with a $4,990 zero-coupon mortgage note payable to the property seller.

On September 4, 2013, we entered into a Credit and Guaranty Agreement, or the Credit Facility, with Deutsche Bank Securities, Inc., as lead arranger and bookrunner, and Deutsche Bank AG New York Branch, as administrative agent, for a $100,000 senior secured revolving credit facility. The aggregate amount of the Credit Facility may be increased to a total of up to $150,000, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The maturity date of the revolving credit facility is September 2015, with one 12-month extension option, subject, among other things, to there being an absence of an event of default under the Credit Facility and to the payment of an extension fee. We are guarantors of the Credit Facility and it is secured by first priority mortgages on designated properties that make up the Borrowing Base as defined under the agreement. Outstanding borrowings under the Credit Facility are limited to the lesser of (i) the sum of the $100,000 revolving commitment and the maximum $50,000 commitment increase available or (ii) 60% of the value of the Borrowing Base. Interest on advances made on the Credit Facility, will be incurred at a floating rate based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin, or (ii) the applicable base rate which is the greater of the Prime Rate, 0.50% above the Federal Funds Rate, or 30-day LIBOR plus 1.00%. The applicable LIBOR margin will range from 1.90% to 2.75%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross assets. The Credit Facility will have an initial borrowing rate of LIBOR plus 1.90%. The Credit Facility includes a series of financial and other covenants that we must comply with in order to borrow under the revolving facility. As of September 30, 2013, there were no borrowings outstanding under the Credit Facility. As of September 30, 2013, we were in compliance with the covenants under the Credit Facility.

 Combined aggregate principal maturities of our debt obligations as of September 30, 2013 are as follows:

	Credit Facility	Mortgage Notes Payable	Interest Payments	Total
2013 (October 1 - December 31)	$-	$302	$570	$872
2014	-	6,247	2,234	8,481
2015	-	1,335	2,155	3,490
2016	-	1,420	2,071	3,491
2017	-	1,509	1,981	3,490
Thereafter	-	34,702	10,033	44,735
Above / Below Market Interest	-	-	2,921	2,921
Total	$-	$45,515	$21,965	$67,480

Leasing Agreements

Future minimum rental income excluding reimbursements for operating expenses as of September 30, 2013 are as follows:

Operating Leases
October 1 to December 31, 2013	$3,693
2014	16,846
2015	17,898
2016	18,060
2017	18,271
Thereafter	177,655
Total minimum lease rental income	$252,423

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

Beginning with the third quarter of 2008, our board of directors elected not to pay a dividend on our common stock. Our board of directors also elected not to pay the Series A preferred stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends have been accrued for twenty quarters as of September 30, 2013. In October 2013, we announced our intention to resume timely payments of dividends on our Series A cumulative redeemable preferred stock, beginning with the dividend due for the fourth quarter of 2013. We intend to satisfy and pay all accrued but unpaid preferred stock dividends for prior periods, which as of September 30, 2013, was $35,809. In addition, we also intend to initiate payment of common stock dividends during 2014. The record and payment dates for all our dividend payments will be made as and when the same are determined by our board of directors.

Transactions with Director Related Entities

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of our directors. In June 2013, we signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten. We commence rent payments on December 30, 2013.

From May 2005 through September 2013, we were party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our previous corporate offices at 420 Lexington Avenue, New York, New York. The lease was for approximately 7,300 square feet and carried an original term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises was leased on a co-terminus basis with the remainder of our leased premises and carried rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. On June 25, 2012, the lease was further amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remained unchanged, except we obtained the right to cancel the lease with 90 days notice. For the three and nine months ended September 30, 2013, we paid $96 and $287 under this lease, respectively. For the three and nine months ended September 30, 2012, we paid $96 and $269 under this lease, respectively. In April 2013, we gave notice that that we were cancelling the lease for our corporate offices at 420 Lexington Avenue. The lease agreement with SLG Graybar Sublease LLC was terminated in September 2013.

In September 2012, we recapitalized a portfolio of office buildings, which were part of the Gramercy Finance segment and owned within our CDOs, and located in Southern California, or the Southern California Office Portfolio, with an affiliate of SL Green and several other unrelated parties, through the contribution of an existing preferred equity investment to a newly formed joint venture. In January 2013, we sold our 10.6% interest in a joint venture of the Southern California Office Portfolio to an affiliate of SL Green for proceeds of $8,275 and recorded a gain on disposition to a director related entity of $1,317.

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

FFO for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) available to common shareholders	$(1,299)	$(4,680)	$385,404	$(28,330)
Add:
Depreciation and amortization	1,904	1,192	3,625	4,246
FFO adjustments for joint ventures	2,159	67	6,806	201
Non-cash impairment of real estate investments	-	5,706	-	8,345
Less:
Non real estate depreciation and amortization	(64)	(948)	(615)	(3,464)
Gain on sale	-	-	-	(11,996)
Funds from operations	$2,700	$1,337	$395,220	$(30,998)
Funds from operations per share - basic	$0.05	$0.03	$6.73	$(0.60)
Funds from operations per share - diluted	$0.05	$0.03	$6.73	$(0.60)

Cautionary Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the success or failure of our efforts to implement our current business strategy;

•	our ability to identify and complete additional property acquisitions and risks of real estate acquisitions;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	the performance and financial condition of tenants and corporate customers;

•	the adequacy of our cash reserves, working capital and other forms of liquidity;

•	the availability, terms and deployment of short-term and long-term capital;

•	demand for industrial and office space;

•	the actions of our competitors and our ability to respond to those actions;

•	the timing of cash flows from our investments;

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued additional guidance on comprehensive income (loss) which requires the provision of information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. This guidance also requires presentation on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) or in the notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for reporting periods beginning after December 15, 2012 with early adoption permitted. We adopted this guidance for the first quarter or 2013, and our adoption resulted in increased disclosures but did not have a material effect on our Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(Dollar amounts in thousands)

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have an undrawn floating rate secured line of credit and our Bank of America Joint Venture financed the acquisition of its portfolio with a $200,000 floating rate, interest-only first mortgage note. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve:

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

       In December 2010, the Company sold the Company's 45% joint venture interest in the leased fee of the 2 Herald Square property in New York, New York, for approximately $25,600,000 plus assumed mortgage debt of approximately $86,100,000 or the 2 Herald Sale Transaction. Subsequent to the closing of the transaction, the New York City Department of Finance, or the NYC DOF, and New York State Department of Taxation, or the NYS DOT, issued notices of determination assessing, in the case of the NYC DOF notice, approximately $2,900,000 of real property transfer tax, plus interest, and, in the case of the NYS DOT notice, approximately $684,000 of real property transfer tax, plus interest, collectively, the Transfer Tax Assessments, against the Company in connection with the 2 Herald Sale Transaction. The Company believes that NYC DOF and NTS DOT erred in issuing the Transfer Tax Assessments and intends to vigorously defend against same. In September 2013, the Company filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal, and the Company intends to timely filing a similar petition challenging the NYS DOF Transfer Tax Assessment.

The Company believes that it has strong defenses against the Transfer Tax Assessments and intends to continue to vigorously assert same. The Company evaluates contingencies based on information currently available, including the advice of counsel. The Company establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. The Company will periodically review these contingences and may adjust the amount of the accrual if circumstances change. The outcome of a contingent matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued. As of September 30, 2013, the Company had not established any accrual for the Transfer Tax Assessments, as the Company believes that a potential loss is not probable. If the Company is unsuccessful in its petition to set aside the Transfer Tax Assessments and is otherwise unable to compromise or settle the claim, the Company will incur an expense equal to the assessed tax plus interest within discontinued operations.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 4, 2013, the Company entered into a common stock purchase agreement and related joinder agreements, or the Purchase Agreement, for the issuance of 11,535,200 shares of common stock at a purchase price of $4.11 per share, raising net proceeds of $45,603, to various purchasers in a private placement, or the Private Placement. Pursuant to the Purchase Agreement, each purchaser has agreed that it will not, without the prior written consent of the Company, offer, sell, contract to sell, pledge or otherwise dispose any or all of the common stock purchased until March 25, 2014, or the Lock-Up Period. During the Lock-Up Period, if the Company issues common stock or securities convertible into common stock (except for certain permitted issuances), then the purchasers will have the ability to: (1) purchase their pro rata portion of all or any part of the new issuance, and (2) elect the benefit of any different terms provided to the new investors.

Pursuant to the Purchase Agreement, the Company entered into contingent value rights agreements, or the CVR Agreements, with the Purchasers at the closing of the sale of common stock in the Private Placement. Pursuant to each CVR Agreement, the Company issued to each purchaser the number of contingent value rights, or CVRs, equal to the number of common stock purchased. On March 25, 2014, or the CVR Test Date, the Company will calculate the volume-weighted average price, or the VWAP, for the common stock for the 10 trading days period ending on, and including, March 25, 2014, or the CVR Period VWAP. On April 1, 2014, the Company will pay to the holder of the contingent value rights, in immediately available funds, an amount in cash (if any), equal to (a) the number of contingent value rights held by the holder on the CVR Test Date multiplied by (b) the amount, not to exceed $0.46 equal to the difference between the per share purchase price of $4.11 and the CVR Period VWAP.

The shares of common stock sold in the Private Placement were offered and sold pursuant to an exemption from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933. The purchasers were accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. Morgan Stanley & Co. LLC acted as the placement agent in connection with the Private Placement. The Private Placement was consummated on or about October 7, 2013.

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

3.4	Articles Supplementary designating the Class B-1 non-voting common stock, par value $0.001 per share, and Class B-2 non-voting common stock, par value $0.001 per share, filed herewith.
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

10.1
Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of August 7, 2013, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, filed with the SEC on August 8, 2013.

10.2
Amended and Restated Credit and Guaranty Agreement, dated as of September 24, 2013, by and among GPT Property Trust LP, as borrower, the Company and certain of its subsidiaries, as guarantors, the lenders party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith as joint lead arrangers, Deutsche Bank Securities Inc. as sole bookrunner, and Bank of America, N.A. and RBC Capital Markets as co-syndication agents, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2013.

10.3
Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd., incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.

10.4
Form of Joinder Agreement pursuant to the Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd. (attached thereto is information with respect to the number of common shares and aggregate purchase price for each additional purchaser), incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.

10.5
Form of Contingent Value Rights Agreement pursuant to the Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd. (attached thereto is information with respect to the number of contingent value rights for each purchaser), incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.

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

GRAMERCY PROPERTY TRUST INC.

Dated: November 8, 2013	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

